Form 10-Q
period 1994-01-31
AMREP CORP
filed 1994-03-17
CIK 6207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended            January 31, 1994
                               -------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________


Commission File Number  1-4702
                       --------

 AMREP Corporation
- --------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


 Oklahoma                                          59-0936128
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)


 10 Columbus Circle, New York, New York              10019
- --------------------------------------------------------------------------------
 (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code   (212)541-7300
                                                   ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes    X                No
                        -------                -------

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 14, 1994 - 7,297,625.

                                    FORM 10-Q

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I                                                                  PAGE NO.
- ------                                                                  --------

Consolidated Financial Statements:

  Balance Sheets
    Janaury 31, 1994 (Unaudited) and
    April 30, 1993 (Audited)                                                1

  Statements of Operations and Retained Earnings (Unaudited)
    Nine Months Ended January 31, 1994 and 1993                             2
    Three Months Ended Janaury 31, 1994 and 1993                            3

  Statements of Cash Flows (Unaudited)
    Nine Months Ended Janaury 31, 1994 and 1993                            4-5

  Notes to Consolidated Financial Statements                                6

Management's Discussion and Analysis                                       7-8



PART II
- -------

Other Information                                                           9

Signatures                                                                 10

Exhibit Index                                                              11

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       January 31, 1994 and April 30, 1993
               (Thousands, except par value and number of shares)


                                                  January 31,    April 30,
                                                     1994          1993
                                                 ------------    ---------
                                                 (Unaudited)     (Audited)
ASSETS
Cash and temporary cash investments             $    4,818     $    6,856
Receivables, net:
  Real estate operations                            13,976         14,809
  Magazine circulation operations                   28,304         20,885
Real estate inventory                               54,421         46,631
Rental and other real estate projects               21,844         49,266
Investment property                                 14,123         14,670
Property, plant and equipment-at cost-
  net of allowance for depreciation and
  amortization:  January - $10,509
                 April   - $10,132                  11,799         11,518
Other assets                                        14,933         10,104
Excess of cost of subsidiary over net
  assets acquired                                    5,205          5,205
                                                ----------     ----------
                                                $  169,423     $  179,944
                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, deposits and
  accrued expenses                              $   30,983     $   24,763
Notes payable:
  Amounts due within one year                       10,323          8,044
  Amounts subsequently due                          21,321         23,855
Project financing                                   18,263         41,228
Collateralized mortgage obligations                  4,850          5,561
Deferred income taxes                               23,170         22,391
                                                ----------     ----------
                                                   108,910        125,842
                                                ----------     ----------
Shareholders' equity:
  Common stock  - $.10 par value
    authorized:  20,000,000 shares
    issued:      January - 7,296,125 shares
                 April   - 6,619,319 shares            730            662
  Capital contributed in excess of par value        44,429         39,548
  Retained earnings                                 15,354         13,892
                                                ----------     ----------
                                                    60,513         54,102
                                                ----------     ----------
                                                $  169,423     $  179,944
                                                ==========     ==========

See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 1994 and 1993
                (Thousands, except shares and per share amounts)

                                              1994           1993
                                          ------------   ------------
REVENUES
  Real estate operations:
    Home and condominium sales            $     49,014   $     31,920
    Land sales                                   9,574          5,267
    Rental projects                              3,328          4,148
                                          ------------   ------------
                                                61,916         41,335

  Magazine circulation operations               25,241         21,791
  Interest and other operations                  4,329          4,813
                                          ------------   ------------
                                                91,486         67,939
                                          ------------   ------------
COSTS AND EXPENSES
  Real estate cost of sales                     46,237         28,359
  Operating expenses:
    Magazine circulation operations             18,233         16,011
    Rental operations                            5,091          5,569
    Real estate commissions and selling          3,898          3,529
    Other operations                             3,398          2,842
  General and administrative:
    Real estate operations and corporate         6,352          5,488
    Magazine circulation operations              3,795          3,963
  Interest, net                                  2,124          2,331
                                          ------------   ------------
                                                89,128         68,092
                                          ------------   ------------
    Income (loss) before provision
      (benefit) for income taxes                 2,358           (153)

PROVISION (BENEFIT) FOR INCOME TAXES               896            (58)
                                          ------------   ------------
    Net income (loss)                            1,462            (95)

RETAINED EARNINGS, beginning of period          13,892         13,851
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     15,354   $     13,756
                                          ============   ============
NET INCOME (LOSS) PER SHARE               $       0.21   $      (0.01)
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,024,223      6,617,819
                                          ============   ============

See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 1994 and 1993
                (Thousands, except shares and per share amounts)

                                                 1994          1993
                                          ------------   ------------
REVENUES
  Real estate operations:
    Home and condominium sales            $     17,190   $     10,179
    Land sales                                   3,277          1,782
    Rental projects                                413          1,564
                                          ------------   ------------
                                                20,880         13,525

  Magazine circulation operations                9,108          7,524
  Interest and other operations                  1,394          1,382
                                          ------------   ------------
                                                31,382         22,431
                                          ------------   ------------
COSTS AND EXPENSES
  Real estate cost of sales                     16,305          9,305
  Operating expenses:
    Magazine circulation operations              6,633          5,554
    Rental projects                                577          2,043
    Real estate commissions and selling          1,308          1,172
    Other operations                               996            918
  General and administratiave:
    Real estate operations and corporate         2,454          2,050
    Magazine circulation operations              1,278          1,286
  Interest, net                                    760            737
                                          ------------   ------------
                                                30,311         23,065
                                          ------------   ------------
    Income (loss) before provision
      (benefit) for income taxes                 1,071           (634)

PROVISION (BENEFIT) FOR INCOME TAXES               407           (241)
                                          ------------   ------------
    Net income (loss)                              664           (393)

RETAINED EARNINGS, beginning of period          14,690         14,149
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     15,354   $     13,756
                                          ============   ============
NET INCOME (LOSS) PER SHARE               $       0.09   $      (0.06)
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,276,052      6,617,819
                                          ============   ============

See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                      Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 1994 and 1993
                                   (Thousands)

                                                               1994            1993
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from real estate operations and other     $     64,195    $     48,845
  Cash received from distribution operations,
    net of publisher payments                                   19,756          20,532
  Interest received                                                813           1,311
  Cash paid to suppliers and employees                         (79,764)        (60,755)
  Cash paid to acquire land                                     (1,473)              -
  Interest paid                                                 (2,909)         (4,849)
  Income taxes paid                                                (27)             (2)
                                                          ------------    ------------
    Net cash provided by operating activities                      591           5,082
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                          (1,580)         (1,068)
  Proceeds from restructuring of general partnership
    interest of The Classic at West Palm                           400               -
  Proceeds from sale of property, plant, and
    equipment                                                        -           1,671
  Other, net                                                      (249)            (23)
                                                          ------------    ------------
    Net cash provided (used) by investing activities            (1,429)            580
                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Continuing operations:
    Proceeds from debt financing                                15,274           9,071
    Principal debt payments                                    (16,735)        (14,735)
    Proceeds from sale of stock                                    161               -
    Proceeds from exercise of stock options                        100               -
                                                          ------------    ------------
    Net cash used by financing activities                       (1,200)         (5,664)
                                                          ------------    ------------

Decrease in cash and temporary cash investments                 (2,038)             (2)
CASH AND TEMPORARY CASH INVESTMENTS, beginning of period         6,856           4,703
                                                          ------------    ------------

CASH AND TEMPORARY CASH INVESTMENTS, end of period        $      4,818    $      4,701
                                                          ============    ============

Statement of Cashflows
January 31, 1994
Page Two


                                                              1994            1993
                                                          ------------    ------------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATIONS:

Net income (loss)                                         $      1,462    $        (95)
                                                          ------------    ------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities -

    Depreciation                                                 1,422           1,529
    Gain on sale of property, plant, and equipment                   -            (201)
    Changes in assets and liabilities -
      Receivables                                               (6,586)          5,049
      Real estate inventory                                     (7,790)          2,634
      Rental & other real estate projects                        5,184              25
      Investment property                                          547          (4,535)
      Other assets                                                (695)           (576)
      Accounts payable, deposits and accrued expenses            6,268           1,303
      Deferred income taxes                                        779             (51)
                                                          ------------    ------------
        Total adjustments                                         (871)          5,177
                                                          ------------    ------------
        Net cash provided by operating activities         $        591    $      5,082
                                                          ============    ============


Supplemental schedule of noncash investing activities (dollars in thousands except per share amount and number of shares):


  Purchase of Capital Distribution Company assets with
  575,593 shares of AMREP Corporation stock valued at
  $7.125 per share.                                       $      4,101    $          -



  Restructuring of general partnership interest in the Classic at West Palm:

     Rental project inventory                             $     23,550    $          -

     Accounts payable, deposits payable, and accrued
     expenses                                             $       (679)   $          -

     Project financing                                    $    (22,471)   $          -

See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended Janaury 31, 1994 and 1993








NOTE 1: The prior year financial statements have been reclassified to conform to the presentation used at April 30, 1993.


NOTE 2: The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                January 31, 1994

FINANCIAL CONDITION

     The lenders under the line-of-credit arrangements for Real Estate Operations which totaled $5,750,000 at October 31, 1993, have increased their lines to $11,250,000.

     The "Rental and other real estate projects" and "Project financing" decreased from April 30, 1993, primarily due to the deconsolidation of The Classic at West Palm Beach as discussed in Results of Operations.

RESULTS OF OPERATIONS

     The improvement in the results for the nine months and third quarter as compared to the similar periods last year reflects an increase in gross profit from bulk land sales of approximately $3,010,000 and $630,000, respectively; an increase in gross profit from housing sales of approximately $2,280,000 and $1,380,000, respectively; and an improvement in the results from magazine circulation operations of approximately $1,300,000 and $460,000, respectively.

     In addition, during the third quarter fiscal 1994 the debt of The Classic at West Palm Beach Limited Partnership ("The Classic") was restructured and in the restructuring the Company's subsidiary which had been the general partner became a limited partner. Accordingly, the Company deconsolidated The Classic's operations as of October 31, 1993, and the Company's interest in The Classic now is carried as an investment. As a result of the deconsolidation, the third quarter this year, as compared to the third quarter last year, reflects a reduction in the loss from rental projects from $479,000 last year to $164,000 this year. However, during the nine months this year the loss from rental operations increased to $1,763,000 compared to $1,421,000 last year, reflecting principally operations at The Classic during the first six months. The results last year benefited from the utilization of a loss reserve recorded in an earlier year, while the results in the second quarter this year reflect the establishment of an additional loss reserve since the Company will continue to fund The Classic's cash shortfall for a time.

     The improvements discussed above in the nine months and third quarter as compared to the similar periods last year

Management Discussion
January 31, 1994
Page 2

were partially offset by: (1) An increase in indirect construction costs of approximately $1,070,000 and $500,000, respectively, related to increased construction activity at the Rio Rancho, Denver and New Jersey projects. Also, during the first six months last year certain improvement reserves which no longer were required were eliminated. (2) A $484,000 decrease in interest and other operating revenues in the nine months. This was due primarily to an approximate $240,000 decrease in interest from land sales receivables and to an approximate $200,000 gain from the sale of a commercial building in the first quarter last year. (3) A $369,000 and $136,000 increase respectively, in real estate commissions and selling due to increased housing sales. (4) An $864,000 and $404,000 increase respectively, in general and administrative expenses related to real estate operations and corporate.

     The number of housing units closed increased by 133 units, from 425 to 558, in the nine months fiscal 1994, and by 57 units, from 135 to 192, in the third quarter fiscal 1994, as compared to the similar periods last year.

     The increase in pretax income from magazine circulation operations in the nine months and third quarter as compared to the similar periods last year resulted from: (1) Increased newsstand pretax profit of approximately $1,030,000 and $490,000, respectively, due primarily to the acquisition of newsstand distribution contracts of Capital Distributing Company in August 1993. (2) Increased subscription fulfillment pretax profit in the nine months this year as compared to the similar period last year of approximately $270,000. There was, however, a slight decrease in the fulfillment pretax profit in the third quarter this year as compared to the similar period last year due primarily to increased payroll and other costs related to the fulfillment operations.

     The increase of $404,000 in general and administrative expenses related to real estate operations and corporate in the third quarter this year as compared to the similar period last year primarily reflects increases in payroll and benefits and legal expenses. The increase of $864,000 in the nine months this year as compared to the similar period last year primarily reflects the increases discussed above and in addition, the first quarter last year included a refund of general insurance premiums and other nonrecurring cost reductions.

                                     PART II

                                OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10(a). Employment Agreement dated as of October 1, 1993 between Registrant and Anthony B. Gliedman, Chief Executive Officer, Chairman and President of Registrant.

               10(b). Employment Agreement dated as of October 1, 1993 between Registrant and Daniel Friedman, Senior Vice President of Registrant.

               10(c). Employment Agreement dated as of October 1, 1993 between Registrant and James Wall, Senior Vice President of Registrant.

               10(d). Employment Agreement dated as of October 1, 1993 between Registrant and Harvey W. Schultz, Senior Vice President of Registrant.

               10(e). Employment Agreement dated as of October 1, 1993 between Registrant and Mohan Vachani, Senior Vice President-Chief Financial Officer of Registrant.

               10(f). Employment Agreement dated as of October 1, 1993 between Registrant and Rudolph J. Skalka, Vice President-Finance of Registrant.


          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by Registrant during the quarter ended January 31, 1994.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    AMREP CORPORATION
                                                       (Registrant)





Dated:  March 14, 1994                By:   /s/ Anthony B. Gliedman
       ---------------------              ------------------------------------
                                            Anthony B. Gliedman
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and President



Dated:  March 14, 1994                By:   /s/ Rudolph J. Skalka
       ---------------------              ------------------------------------
                                            Rudolph J. Skalka
                                            Vice President, Finance
                                            and Principal Accounting
                                            Officer

                                  EXHIBIT INDEX


10(a). Employment Agreement dated as of October 1, 1993 between Registrant and Anthony B. Gliedman, Chief Executive Officer, Chairman and President of Registrant.

10(b). Employment Agreement dated as of October 1, 1993 between Registrant and Daniel Friedman, Senior Vice President of Registrant.

10(c). Employment Agreement dated as of October 1, 1993 between Registrant and James Wall, Senior Vice President of Registrant.

10(d). Employment Agreement dated as of October 1, 1993 between Registrant and Harvey W. Schultz, Senior Vice President of Registrant.

10(e). Employment Agreement dated as of October 1, 1993 between Registrant and Mohan Vachani, Senior Vice President-Chief Financial Officer of Registrant.

10(f). Employment Agreement dated as of October 1, 1993 between Registrant and Rudolph J. Skalka, Vice President-Finance of Registrant.