Form 10-K
period 1994-04-30
AMREP CORP
filed 1994-07-29
CIK 6207

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                            ACT OF 1934

For the fiscal year ended April 30, 1994      Commission File Number 1-4702
                          --------------                             ------
                                      OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -----------

  AMREP CORPORATION
  -----------------------------------------------------
  (Exact name of registrant as specified in its Charter)

  Oklahoma                                        59-0936128
  -------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

  10 Columbus Circle, New York, New York                       10019
  ---------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  212-541-7300
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of Each Exchange
   Title of Each Class                     on Which Registered
   -------------------                     ----------------------
Common Stock $.10 par value                New York Stock Exchange
                                           Pacific Stock Exchange
                                           Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the last sales price of such Common Stock on July 20, 1994, on the New York Stock Exchange Composite Tape: $40,263,477.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 20, 1994 - 7,297,625.

                DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents of Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 1994 Annual Meeting Part III

                              PART I



Item 1.   Business
- - ------------------

                              GENERAL
                              -------

      The Company* is a real estate developer and builder of housing, a national distributor of magazines and a provider of subscription fulfillment services for publishers. It is the developer of, and major builder of single-family homes at, Rio Rancho, New Mexico. Since February 1992, the Company has been providing environmental consulting services.

      Data concerning Industry Segments is set forth in Note 13 of Notes to Consolidated Financial Statements. The Company's foreign sales and activities are not significant.

                      REAL ESTATE OPERATIONS
                      ----------------------

      Real Estate Operations consist of (i) the construction and sale of housing, (ii) the development and sale of housing sites, and (iii) the sale of tracts for residential, industrial and commercial uses.


HOUSING OPERATIONS
- - ------------------

      The Company builds and markets low to medium priced housing, principally single-family homes ranging in size from approximately 750 to 2,600 square feet. It presently is building at Rio Rancho, New Mexico; Broomfield, Colorado; Parker, Colorado; and Freehold, New Jersey.

      A substantial majority of the Company's building is at Rio Rancho, where the prices of the homes presently being sold by the Company range from approximately $58,000 to $190,000, although most are in the $70,000 to $90,000 range. In fiscal l994, the Company delivered 637 homes at Rio Rancho at an average price of $81,600 whereas in fiscal l993 it delivered 543 homes there at
an average price of $74,600.   The Company does the development work at Rio
Rancho.   See "DEVELOPMENT OPERATIONS - Rio Rancho" for information concerning
Rio Rancho.





* As used herein "Company" includes the Registrant and its subsidiaries unless the context indicates otherwise.

     The Company recently entered and has three projects in the Colorado market. One is in Broomfield (a suburb of Denver), and it has a total of 196 lots, 70 of which were acquired developed in February 1993 and the balance in March l994. The Company is building homes there designed to sell at prices ranging from $119,000 to $134,000. Construction at the project commenced in July, 1993, and in fiscal l994 26 homes were delivered at an average price of $116,000.

      In November 1993, the Company acquired l0l partially developed lots in a project at Parker (also a suburb of Denver) on which it has completed the development work on 50 lots, and in March l994 commenced building. The homes here are designed to sell for prices ranging from approximately $117,000 to $140,000.

      In March l994 the Company purchased 484 acres of undeveloped residential property at a second location in Parker which has been zoned for approximately 1800 homes. The Company anticipates it will begin the development work during the current fiscal year and plans to build homes there designed to sell in the $110,000 to $180,000 range. It may sell lots or tracts from this property to other builders or developers.

      The Company was a limited partner with a one-third interest in a limited partnership which in 1990 commenced construction of a 390-unit townhouse project in Freehold, New Jersey. The project encountered financial difficulties and in August 1992 the partnership was restructured with a subsidiary of the Company becoming the sole general partner with a 50% interest. Pursuant to New Jersey law, 20% of the units must be priced substantially below market, but the remaining 312 units may be sold at market (the "Market Price Units") and are designed to sell in the $115,000 to $155,000
range.   From inception through April 1993, 70 units were delivered.  In fiscal
l994, 67 Market Price Units were delivered for an average price of $149,600 and 25 of the below market units were delivered at an average price of $53,850.

      Until January 1994, the Company was the general partner and majority owner of a limited partnership which owns a 300 unit "congregate living" rental facility in West Palm Beach, Florida. The facility, which was completed in fiscal l99l, was designed to provide alternative housing for active seniors.
In January l994, an unrelated third party became the general partner of the partnership and the Company became a limited partner, but as a limited partner it continues to have a significant equity interest in the partnership. A subsidiary of the Company is continuing to manage the facility for an extended period. Approximately 250 units currently are rented for terms of up to twelve months. An additional 30 units are being converted for operation as an Assisted Care Living Facility, and it is anticipated that the facility will commence operations in August.

     A limited partnership of which, until recently, AMREP and a subsidiary held all of the partnership interests, owns 247 units of moderately-priced
rental housing in Orlando, Florida.   There has been a restructuring of that
partnership in which an unrelated third party became the general partner and the Company became a limited partner with a 50% equity interest. A subsidiary of the Company continues to manage the project under a year-to-year contract. Substantially all of the units currently are leased for terms of from 7 to 12 months.

      The Company participates in a joint venture which builds single-family homes in Eldorado at Santa Fe, New Mexico ("Eldorado"), although the Company is
not the builder.  In fiscal l994 the venture sold 22 homes.   The Company
builds medium- priced condominiums at Rio Rancho, and in l994 sold 37 units at an average price of $70,700.

      The Company builds a number of different models of houses at each of its developments, which it changes periodically based on experience and market research. At Rio Rancho the houses are designed by the Company's own staff. The Company acts as general contractor, supervising all development and building activities, but employs subcontractors for most construction work. However, the Company performs some site preparation work with its own equipment and personnel and its employees do final preparation and cleaning work on housing units.

      At the Colorado developments the houses are designed by an outside architect. The Company acts as general contractor but employs subcontractors for all construction and site preparation work.

      The houses at the Freehold project are designed by an outside architect. An 75% owned subsidiary of the Company is the general contractor, but it employs subcontractors for all construction and site preparation work.

      The Company's housing is of frame construction and the Company has no reason to anticipate difficulty in obtaining all necessary materials as needed. At Rio Rancho and the Colorado projects, the Company enters into contracts with subcontractors and suppliers of materials pursuant to which prices are established for a specific period (generally not exceeding six months). Such contracts are generally used for all subcontractors or all suppliers. The Company generally uses more than one subcontractor for each trade and more than one supplier of each type of material. However, at Rio Rancho particularly, a substantial increase in orders and a shortage of subcontractors has caused production problems during the past year. The Company is addressing the situation with a number of measures. They include the adoption of a program of metered construction starts and flow based on the availability of all trades to complete a house once started.

      The Company's construction and development departments are headquartered at Rio Rancho, New Mexico, but it has local project managers for its building activities elsewhere.

DEVELOPMENT OPERATIONS
- - ----------------------

      The Company develops the housing sites at Rio Rancho and will develop the sites at the 484 acre tract in Parker, Colorado. The development activity includes the obtaining of necessary governmental approvals, installation of utilities and necessary storm drains, and building or improving the roads. The engineering work is performed by both outside firms and Company employees, but development work generally is performed by outside contractors.

      The Company sells developed residential lots to outside builders at both Rio Rancho and Eldorado. In fiscal 1994, outside builders purchased approximately 110 lots at Rio Rancho for an aggregate of $2,830,000 and 242 lots at Eldorado for an aggregate of $5,975,000.

  Rio Rancho
  ----------

      This project consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 71,800 acres have been platted into approximately 107,400 homesite and commercial lots and 16,000 acres are dedicated to community facilities, roads and drainage. At April 30, 1994, a
total of approximately 76,500 of the lots had been sold.   The Company
currently owns approximately 25,000 acres at Rio Rancho of which some 9,000 acres are in contiguous blocks suitable for development. The balance is in scattered lots which require the purchase of a sufficient number of adjoining lots to create tracts suitable for development. Rio Rancho (most of the populated portion of which is in an incorporated city) has a population of over 40,000.

      Piped water, electricity and telephone service are supplied by independent public utility companies to all homes, and most are also serviced by piped gas and sewage utilities. Sewage disposal for lots not serviced by the utility system is by individual septic tank.

      The Company is required to make deposits with the electric, gas, water and sewage companies when their utility lines are extended to new sections. A substantial part of such deposits are returned as houses are built and the utility service commences.

      Since early 1977, no lots have been sold except with houses on them or to outside builders. Over 50,000 lots were sold prior to 1977 and most of these are in areas where utilities have not yet been installed. However, under the contracts pursuant to which the lots were sold if, when the purchaser is ready to build a home utilities have not reached the site of his lot, the Company is obligated to exchange a lot in an area then serviced by water, telephone and electric utilities for a lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

     The commercial areas at Rio Rancho presently house in excess of 320 business and professional offices, seven shopping centers with over 900,000 square feet of store and office space, and a 55,000 square foot office building largely occupied by the Company. In addition, a number of individual office buildings and stores are located throughout the community. Six financial institutions have offices at Rio Rancho. The industrial areas presently have approximately 70 buildings with over 2,000,000 square feet, including a manufacturing facility containing approximately 1,225,000 square feet built and used by Intel Corporation. Intel currently is constructing an additional 1,300,000 square feet for the facility.

  Eldorado at Santa Fe
  --------------------

      This subdivision, consisting of approximately 6,000 acres platted into lots, is located 10 miles southeast of Santa Fe, New Mexico. Approximately 1,550 single-family homes have been built and sold at this subdivision. If the current rate of sales continues, the remaining inventory of approximately 280 lots at Eldorado will be sold during fiscal l996.


SALE OF NON-RESIDENTIAL TRACTS
- - ------------------------------

      The Company sells developed and undeveloped tracts at Rio Rancho and may sell tracts from its 484 acre property in Parker, Colorado. In fiscal 1994 six tracts were sold at Rio Rancho at prices ranging from approximately $60,000 to over $1,000,000.


MARKETING
- - ---------

      The Company's homes are generally purchased as principal residences. The designs of the various models built by the Company are based on market research, which is done principally by Company personnel. At Rio Rancho the Company sells its housing almost entirely from models on-site, both directly and through brokers. At Freehold, the Company sells directly from models on-site without brokers. At the Colorado developments the Company sells its housing through brokers operating out of on- site sales offices.


      Industrial and commercial tracts at Rio Rancho are marketed by a separate department, both directly and through brokers.

      There is no significant seasonality to either housing or tract sales. However, unusually severe winter weather can disrupt construction activities, and when this occurs there can be a slow down in housing sales in the immediately ensuing months followed by a "bunching" as deliveries catch up.

BACKLOG
- - -------

      Almost all contracts for the sale of housing sold by the Company are subject to the buyer's ability to obtain financing. The Company thus does not consider any such contracts to be firm, although during the past year approximately 80% of persons who signed contracts to purchase housing actually closed their purchase.

      At July 1, l994, the Company had signed contracts for the purchase of 623 units of housing for an aggregate purchase price of approximately $60,900,000 whereas at July l, l993 it had signed contracts for 522 units with an aggregate purchase price of approximately $44,900,000.

      At July l, l994, the Company had contracts for the sale of 238 lots to builders for an aggregate purchase price of $7,200,000 and four contracts for the sale of unimproved real estate for an aggregate purchase price of $1,030,000. At July 1, l993 it had two contracts for the sale of unimproved real estate for an aggregate purchase price of $l,500,000.


COMPETITION
- - -----------

      The construction and sale of homes is a highly competitive business. Each of the Company's housing projects competes with other builders who offer similarly priced housing. To a limited extent the Rio Rancho development competes with developments in other places having climates attractive to those who wish to escape the rigorous climates of the north, although a large majority of the housing there is purchased by New Mexico residents.

      Historically, the Company has generally concentrated on the construction of affordable housing with relatively few options, leaving custom house building and relatively expensive houses generally to other builders. While it has no plans to do custom building, the Company gradually has been increasing the upper price level of its houses to accommodate a full spectrum of middle income buyers.


MORTGAGE FINANCING
- - ------------------

      The ability of the Company to sell houses is dependent upon the availability of adequate mortgage financing on terms prospective customers can afford. At Rio Rancho, the Company arranges mortgages principally with funds made available or guaranteed by State Housing Authorities and the Federal Housing Administration, and at all locations with various conventional mortgage lenders.

               DISTRIBUTION AND FULFILLMENT OPERATIONS
               ---------------------------------------

        Through its wholly-owned subsidiary, Kable News Company, Inc., the Company (i) distributes periodicals nationally and in Canada and, to a small degree, overseas, and (ii) performs subscription fulfillment and related services. Kable employs approximately 820 persons, approximately 220 of whom are involved in its distribution activities and 600 in fulfillment activities. Kable maintains state of the art computer hardware and software in support of its distribution and fulfillment operations.

DISTRIBUTION
- - ------------

        In its distribution operation, Kable annually distributes magazines for over 240 publishers. No distribution client accounted for as much as 10% of distribution revenues in fiscal 1994. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers nearly 34,500,000 copies of the various titles. Typical of the industry, Kable purchases the publications from its publishers and sells them to approximately 365 independent wholesale distributors in the United States and Canada. The wholesale distributors in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. In fiscal 1994, distribution activities accounted for 46% of Kable's revenues.

        While Kable does not handle all publications of all of its publisher clients, it usually is the exclusive distributor for the publications it distributes. Kable generally does not physically handle any product. It determines in consultation with the wholesalers and publishers the number of copies of each issue to be distributed, and generates and delivers to each publisher's printer shipping instructions with the addresses of the wholesalers and the number of copies of product to be shipped to each. All magazines have an "off sale" date (generally the on- sale date of the next issue) following which the retailers return unsold copies to the wholesalers, who destroy them after accounting for returned merchandise in a manner satisfactory to Kable.

        Kable has a distribution sales and marketing force of about 100 persons, the responsibility of which is to work with wholesalers and retailers to promote product sales and to assist in determining the number of copies of product to be delivered to each retailer.

        Kable generally makes substantial advances to publishers against future sales, mostly for printing, paper and production costs prior to the product going on sale, but is usually not paid by wholesalers for product until some time after the product has gone on sale. Kable is therefore exposed to potential credit risks with both the publishers and the wholesalers. Its ability to make a profit is dependent in part on its skill in estimating the number of copies of an issue which should be printed and distributed and limiting its advance to the publisher accordingly.

     There are six national distributors with whom Kable competes. Since publishers utilize only a single distributor to distribute a particular line, there is intensive competition between distributors to obtain distribution rights from publishers. All six of these large competitors are owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications thus has intensified.

FULFILLMENT SERVICES
- - --------------------

        Kable's Fulfillment Services Division performs a number of fulfillment and fulfillment related activities, principally magazine subscription fulfillment services for publishers, list services and product fulfillment services. In fiscal 1994, this Division accounted for 54% of Kable's revenues.

        In its magazine subscription fulfillment service, this Division processes new orders, receives and accounts for payments, prepares labels for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications, maintains the client publisher's subscriber list and database, generates marketing and statistical reports, and prints forms and promotional materials for its client publishers. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications utilizing the broad capabilities of its extensive database system.

        List services clients are primarily publishers. In this activity the Division maintains clients' customer lists, selects names for clients who rent their lists, merges rented lists with the client's lists to eliminate duplication for clients' promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients.

        This Division provides product fulfillment services primarily for its publishers clients. In this activity it receives, warehouses, processes and ships merchandise.

        Kable now performs fulfillment services for approximately 315 different magazine titles for some 225 clients. No fulfillment client accounted for as much as 10% of fulfillment revenues in fiscal l994. Kable maintains more than 14,400,000 active subscriber names for its client publishers. In a typical month Kable produces almost 12,350,000 mailing labels for its client publishers' printers and also produces and mails approximately 4,150,000 billing and renewal statements.

        There are a large number of companies which perform fulfillment services and with which Kable competes, two of which are many times larger than Kable. Since publishers utilize only a single fulfillment service for a particular publication, there is intensive competition to obtain fulfillment contracts with pub lishers. Kable has a staff whose primary duty is to solicit fulfillment business.

               CONSULTING SERVICES
               -------------------

        In February 1992 the Company began providing environmental consulting services, and has expanded this operation to include economic development consulting and project management services.


               COMPANY OFFICES
               ---------------

        Although the Company's principal executive offices are in New York City, its operations (other than Kable News) are centralized in Rio Rancho in a modern office building owned by the Company. Kable News has an executive and sales office in New York City separate from AMREP's, but its operations are centered in Mt. Morris, Illinois.


               EMPLOYEES
               ---------

        The Company has approximately 1,100 employees (including Kable), none of whom is represented by a union. The Company provides retirement, health and other benefits for its employees and considers its employee relations to be good.


Item 2.  Properties.
- - --------------------

        The information contained in Item 1 of this report with respect to properties owned by the Company is hereby incorporated herein by reference.


Item 3.  Legal Proceedings.
- - ---------------------------

     The Registrant and/or its subsidiaries are involved in various claims and legal actions incident to their operations, which in the opinion of management based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Registrant and its subsidiaries.


Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

        Not Applicable.

Executive Officers of Registrant
- - --------------------------------

        Set forth below is certain information concerning persons who are executive officers of Registrant.

   Name                     Office Held                   Age
   ----                     -----------                   ---

Anthony B. Gliedman         Chairman of the Board,         52
                            President and Chief
                            Executive Officer of the
                            Registrant since July
                            1991; Executive
                            Vice President of Regis-
                            trant from December
                            1990 until July 1991;
                            Executive Vice President
                            of the Trump Organization,
                            real estate development,
                            from prior to 1989 to
                            December 1990.

Daniel Friedman             Chairman of the Board          59
                            of Kable News Company, Inc.,
                            a wholly owned subsidiary of
                            Registrant, since prior to
                            1989; Senior Vice President
                            of the Registrant since
                            prior to 1989.

James Wall                  President of AMREP Southwest   57
                            Inc. ("ASI"), and of AMREP
                            Southeast, Inc., wholly
                            owned subsidiaries of
                            Registrant, since January
                            1991; Vice President of
                            ASI from prior to 1989
                            to January 1991; General
                            Manager of Southwest
                            Operations since prior
                            to 1989; Senior Vice
                            President of Registrant
                            since September 1991.

  Name                 Office Held                        Age
  ----                 -----------                        ---

Harvey W. Schultz      Senior Vice President of           53
                       Registrant since March
                       1992; President of AMREP
                       Solutions, Inc., a wholly-
                       owned subsidiary of the
                       Registrant, since March
                       1992; President of HWS
                       Solutions, Inc.,
                       environmental consultants
                       from 1991 to March 1992;
                       President of Ocean View
                       Associates, real estate
                       development, and Senior
                       Vice President of Forest City
                       Ratner Companies, real estate
                       development, during 1990;
                       Commissioner of the Department
                       of Environmental Protection of
                       the City of New York from
                       prior to 1989 to December 1989.

Mohan Vachani          Senior Vice President -            52
                       Chief Financial Officer
                       of the Registrant since June
                       1993; Consultant to the
                       Registrant from September
                       1992 to June 1993;
                       Vice President-
                       Chief Financial Officer
                       of Bedford Properties,
                       Inc., real estate manage-
                       ment and development,
                       from prior to 1989 until
                       June 1993.

Valerie Asciutto       Vice President-General             41
                       Counsel of Registrant since
                       July 1992; Vice President -
                       Real Estate Lending of
                       Community Capital Bank
                       (commercial bank) from
                       September 1991 to May
                       1992; attorney in private
                       practice from prior to
                       1989 to September 1991.

  Name                 Office Held                        Age
  ----                 -----------                        ---

Rudolph J. Skalka      Vice President-Finance of          62
                       Registrant since
                       prior to 1989;
                       Treasurer of Registrant
                       since prior to 1989.

       Each executive officer holds office until the first meeting of directors following the annual meeting of stockholders and until his successor is duly chosen and qualified.

                              PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
- - ------------------------------------------------------------------------------

        The Registrant's Common Stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange under the symbol AXR. On July 19, 1994, there were approximately 2,835 holders of record of Registrant's Common Stock. Registrant has not paid any cash dividends, and it has agreed in connection with certain long term borrowings not to pay cash dividends in amounts exceeding one-half of the Registrant's net worth. The range of high and low closing prices for the last two years by fiscal quarter is presented below:

           FIRST        SECOND         THIRD          FOURTH
        ----------     ----------     ----------     ----------
        High   Low     High   Low     High   Low     High   Low
        ----------     ----------     ----------     ----------

1994   7 1/2   5 1/2  10 1/8  6 1/4   9 3/4  7       9     7 5/8
1993   7 5/8   5 1/2   5 5/8  4 1/2   6      4 1/2   6     5

Item 6.  Selected Financial Data.
- - ---------------------------------

                                     (In thousands of dollars except per share amounts)
                                                   Year Ended April 30,
                             -----------------------------------------------------------------
                                  1994         1993         1992         1991         1990
                             ------------  -----------  -----------  -----------  ------------
Revenues                      $  126,088   $   93,660   $   73,365   $   69,567   $   84,588
Income (Loss)
  Continuing operations       $    2,372   $       41   $   (6,826)  $   (6,161)  $   (2,448)
  Discontinued operations              -            -            -            -          104
  Gain on sale of
   discontinued operations             -            -            -        1,873            -
                              -----------  -----------  -----------  -----------  -----------
Net Income (Loss)             $    2,372   $       41   $   (6,826)  $   (4,288)  $   (2,344)
                              ===========  ===========  ===========  ===========  ===========

Income (Loss) Per Share
  Continuing operations       $     0.33   $     0.01   $    (1.03)  $    (0.93)  $    (0.37)
  Discontinued  operations             -            -            -            -         0.02
  Gain on sale of
   discontinued operations             -            -            -         0.28            -
                              -----------  -----------  -----------  -----------  -----------
Net Income (Loss) Per Share   $     0.33   $     0.01   $    (1.03)  $    (0.65)  $    (0.35)
                              ===========  ===========  ===========  ===========  ===========

Total Assets                  $  178,857   $  179,944   $  168,390   $  181,361   $  196,755
Notes Payable                     50,738       31,899       34,462       37,914       47,276
Project Financing                  6,205       41,228       32,164       32,251       31,361
Collateralized Mortgage
 Obligations (A)                   4,406        6,473        7,390        8,407        8,873
Shareholders' Equity              61,429       54,102       54,055       60,881       65,169
Cash Dividends                         -            -            -            -            -

(A) As discussed in Note 1 to Notes to Consolidated Financial Statements certain amounts have been reclassified to conform with fiscal year 1994 presentation.

Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
- - ------------------------------------------------------------

Liquidity and Capital Resources.
- - -------------------------------

     At April 30, 1994, the Company had line-of-credit arrangements with several financial institutions collateralized by various assets. One of these lines was $25,000,000 (against which approximately $22,500,000 was drawn) which is restricted to Kable News Company (Kable) operations, must be collateralized 125% or more by certain Kable accounts receivable and is due August 31, 1995. The line-of-credit agreement restricts the payment of dividends by, and loans from, Kable to the Company.

     The other lines-of-credit are used principally to support real estate construction in New Mexico. At April 30, 1994, they totalled $15,250,000 against which approximately $8,600,000 was drawn. These lines-of-credit are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. A large majority of the loans mature in late 1994, but based on management's discussions with the lenders, the Company believes these lines-of-credit will be renewed as they mature. The Company also has borrowed in excess of $15,000,000 in land acquisition, development and construction loans for its New Jersey and Colorado projects.

     The Company believes that cash provided from operations together with existing cash, its lines-of-credit and development and construction loans will be sufficient to maintain liquidity at a satisfactory level.

     The Company believes that its available funds also will be adequate to provide for capital expenditures, which are not expected to exceed $1,600,000 in fiscal 1995.

     The Company was out of compliance during the year with certain of its debt convenants for which waivers have been obtained.

     As discussed in Note 10 of Notes to Consolidated Financial Statements ("Note 10"), in fiscal 1992 the Internal Revenue Service ("IRS") completed a Revenue agent Review of the Company's tax returns for fiscal years 1984 through 1989. The Company believes it has reached agreement with the IRS on all but one adjustment and does not expect significant additional tax liability or payments from those issues. The remaining issue concerns the method by which the Company utilizes a provision of the Internal Revenue Code pursuant to which it excludes from income the amount related to the return of magazines to Kable within a specified period following the close of the tax year. The Company, its outside accountants and its outside counsel believe the Company's method is correct and if it is ultimately necessary the Company will defend its position in litigation. The matter is now being reviewed by the appellate division of the IRS. The Company has been informed that the IRS has issued a notice of deficiency to at least one other taxpayer in which the IRS contests that taxpayer's exclusions from income which rely on the same Code provision and use the same method as that used by the Company and that the taxpayer is planning to commence litigation on the issue against the IRS. That litigation will likely not be resolved for two or three years or more. To date, the appellate review of the Company remains open although the Company's representative reports that there is no likelihood of imminent attention to the Review by the IRS agent assigned.
As set forth in Note 10, substantial amounts of taxes and interest could be payable should the IRS ultimately prevail in all respects. However, the Company has decided not to identify a source of funds because the Company, its outside accountants and its outside counsel are of the view both that the Company's method is correct under the Code and that it is more likely than not that the Company will prevail and because the matter is years from resolution.


RESULTS OF OPERATIONS
- - ---------------------

     The improvement in the results for fiscal 1994, as compared to 1993, reflects an increase in gross profit from housing and land sales of approximately $4,000,000; an improvement in pretax income from Kable News operations of approximately $1,900,000; and a gain of $1,245,000 recorded in connection with the sale of the Company's general partnership interest in the Colonial Pointe Apartments Limited Partnership on April 29, 1994 (see
Note 4 of Notes to Consolidated Financial Statements).

     These operating improvements were offset by a decrease of approximately $1,300,000 in income from interest and other operations due primarily to a $440,000 decrease in interest income from land sales receivables and mortgages securing collateralized mortgage obligations, a nonrecurring $200,000 gain from the sale of a commercial building in fiscal 1993, and lower earnings from the Rio Rancho Country Club; a $1,170,000 increase in general and administrative expenses related to real estate operations and corporate, primarily because last year included a refund of general insurance premiums and other nonrecurring cost reductions and this year reflects increases in legal and certain other nonrecurring expenses; and a valuation provision of $1,100,000 on Florida real estate inventory not under current development.

     The improvement in the results for fiscal 1993, as compared to 1992, reflects an increase in gross profit from housing and land sales of approximately $2,700,000; an improvement in the results from Kable News operations of approximately $900,000; a decrease in general and administrative expenses related to real estate operations and corporate of $1,449,000 primarily from payroll and related benefit reductions, reduced group insurance, a refund of general insurance premiums and other cost reductions. Also, the fiscal 1993 results include a loss of $1,837,000 from rental projects, principally The Classic at West Palm Beach, which was an improvement of $1,160,000 from the loss in fiscal 1992. In addition, fiscal 1992 reflects a decision to reduce the carrying value of Denver and Florida real estate inventory and a Florida rental project by a total of $4,425,000.

     The increases in gross profit from housing and land sales were due to increased volume and increases in housing prices, although the price increases were offset by increased costs. The Company closed 758 housing units in fiscal 1994, compared to 570 units in 1993, and 420 units in 1992.

     The increase in pretax income from Kable News operations in fiscal 1994, as compared to 1993, (approximately $4,300,000 in 1994 and $2,400,000 in 1993) primarily reflects substantially improved results from newsstand revenues primarily related to the acquisition of newsstand distribution contracts of Capital Distributing Company in August 1993.

     The increase in pretax income from Kable News operations in fiscal 1993, as compared to 1992, (approximately $2,400,000 in 1993 and $1,500,000 in 1992) primarily reflects an increase in subscription fulfillment revenues resulting from increased volume.

     The decrease in interest expense in fiscal 1994, as compared to 1993, is primarily due to capitalization of interest on construction projects partially offset by increased interest on larger borrowings. The decrease in interest expense in fiscal 1993, as compared to 1992, primarily reflects a decrease in general purpose borrowing and a reduction in the prime interest rate.

     During the past three years, revenues and costs have been affected to a modest extent by inflation.



Item  8.   Financial Statements and Supplementary Data.
- - -------------------------------------------------------

                     [See Next Page]

          Report of Independent Public Accountants
          ----------------------------------------





To the Shareholders and
 Board of Directors of
 AMREP Corporation


We have audited the accompanying consolidated balance sheets of AMREP CORPORATION and subsidiaries as of April 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








New York, New York                      ARTHUR ANDERSEN & CO.
June 22, 1994

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
         CONSOLIDATED BALANCE SHEETS  (Page 1 of 2)
         ------------------------------------------
                   APRIL 30, 1994 AND 1993
                   -----------------------
                (Dollar amounts in thousands)
                -----------------------------


                  ASSETS                       1994       1993
                  ------                    ----------- ----------
CASH AND TEMPORARY CASH INVESTMENTS         $   6,623   $   6,856

RECEIVABLES, net:
 Real estate operations                        13,122      14,809
 Magazine circulation operations               34,281      20,885

REAL ESTATE INVENTORY                          71,102      48,010

RENTAL AND OTHER REAL ESTATE PROJECTS          14,174      49,266

INVESTMENT PROPERTY                             8,604      14,670

PROPERTY, PLANT AND EQUIPMENT,
 at cost, net of accumulated
 depreciation and amortization                 12,103      11,518

OTHER ASSETS                                   13,643       8,725

EXCESS OF COST OF SUBSIDIARY
 OVER NET ASSETS ACQUIRED                       5,205       5,205
                                            ---------   ---------
  TOTAL ASSETS                              $ 178,857   $ 179,944
                                            =========   =========



The accompaning notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
         CONSOLIDATED BALANCE SHEETS  (Page 2 of 2)
         ------------------------------------------
                   APRIL 30, 1994 AND 1993
                   -----------------------
       (Dollar amounts in thousands except par value)
       ----------------------------------------------

   LIABILITIES AND SHAREHOLDERS' EQUITY         1994        1993
   ------------------------------------      ----------- -----------

ACCOUNTS PAYABLE, DEPOSITS AND
 ACCRUED EXPENSES                            $   31,915  $   23,851

NOTES PAYABLE:
 Amounts due within one year                     12,725       8,044
 Amounts subsequently due                        38,013      23,855

RENTAL AND OTHER REAL ESTATE PROJECT
 FINANCING                                        6,205      41,228

COLLATERALIZED MORTGAGE OBLIGATIONS               4,406       6,473

DEFERRED INCOME TAXES                            24,164      22,391
                                             ----------  ----------
  TOTAL LIABILITIES                             117,428     125,842
                                             ----------  ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value;
  shares authorized--20,000,000;
  shares issued and outstanding--
  7,297,625 in 1994 and 6,619,292 in 1993           730         662
 Capital contributed in excess of par value      44,435      39,548
 Retained earnings                               16,264      13,892
                                             ----------  ----------

TOTAL SHAREHOLDERS' EQUITY                       61,429      54,102
                                             ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  178,857  $  179,944
                                             ==========  ==========



The accompaning notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
            CONSOLIDATED STATEMENTS OF OPERATIONS
            -------------------------------------
      (Amounts in thousands, except per share amounts)

                                                 Year ended April 30,
                                           --------------------------------
                                               1994       1993       1992
                                           ---------- ---------- ----------
REVENUES:
  Real estate operations-
   Home and condominium sales              $  67,501  $  43,944  $  30,347
   Land sales                                 13,126      8,004      5,843
   Rental projects                             3,741      5,845      4,569
   Gain on partnership restructuring           1,245          -          -
                                           ---------  ---------  ---------
                                              85,613     57,793     40,759

  Magazine circulation operations             35,029     29,529     27,034
  Interest and other operations                5,446      6,338      5,572
                                           ---------  ---------  ---------

                                             126,088     93,660     73,365
                                           ---------  ---------  ---------

COSTS AND EXPENSES:
  Real estate cost of sales                   64,439     39,800     26,756
  Operating expenses-
   Magazine circulation operations            24,859     21,532     20,049
   Rental projects                             5,525      7,682      7,566
   Real estate commissions and selling         5,475      5,008      4,672
   Other operations                            4,340      3,880      3,228
  General and administrative-
   Real estate operations and corporate        8,710      7,536      8,989
   Magazine circulation operations             5,179      5,128      4,847
  Interest, net                                2,635      3,028      3,843
  Real estate valuation provision              1,100          -      4,425
                                           ---------  ---------  ---------

                                             122,262     93,594     84,375
                                           ---------  ---------  ---------

     Income (loss) before income taxes         3,826         66    (11,010)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                        1,454         25     (4,184)
                                           ---------  ---------  ---------

NET INCOME (LOSS)                          $   2,372  $      41  $  (6,826)
                                           =========  =========  =========

NET INCOME (LOSS) PER SHARE                $    0.33  $    0.01  $   (1.03)
                                           =========  =========  =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    7,091      6,618      6,618
                                           =========  =========  =========


The accompaning notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       -----------------------------------------------
                   (Amounts in thousands)

                                                     Capital
                                                   Contributed
                                                        In
                                                      Excess
                                      Common Stock      of
                                      ------------      Par    Retained
                                   Shares    Amount    Value   Earnings    Total
                                   ------    ------    -----   --------   ------

BALANCE, April 30, 1991             6,618  $    662  $ 39,542  $ 20,677  $ 60,881

  Net loss                              -         -         -    (6,826)   (6,826)
                                 --------  --------  --------   --------  -------
BALANCE, April 30, 1992             6,618       662    39,542    13,851    54,055

  Net income                            -         -         -        41        41
  Stock issuance                        1         -         6         -         6
                                 --------  --------  --------   --------  --------

BALANCE, April 30, 1993             6,619       662    39,548    13,892    54,102

  Net income                            -         -         -     2,372     2,372

  Stock issuance in connection
   with purchase of magazine
   circulation operations assets      576        58     4,043         -     4,101

  Stock issuance in connection
   with restructuring of
   general partnership interest
   in The Classic                      66         7       589         -       596

  Exercise of stock options and
   other stock issuance                37         3       255         -       258
                                 --------  --------  --------  --------  --------

BALANCE, April 30, 1994             7,298  $    730  $ 44,435  $ 16,264  $ 61,429
                                 ========  ========  ========  ========  ========


The accompaning notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Page 1 of 2)
     ---------------------------------------------------
                   (Amounts in thousands)

                                                                  Year ended April 30,
                                                          -----------------------------------
                                                              1994        1993        1992
                                                          ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from real estate operations and other     $  88,766   $  66,730   $  48,252
  Cash received from magazine circulation operations,
   net of publisher payments                                 25,912      27,755      27,179
  Interest received                                           1,022       1,586       1,755
  Cash paid to suppliers and employees                     (115,476)    (84,942)    (69,428)
  Cash paid to acquire land                                  (9,847)       (743)        (14)
  Interest paid                                              (3,736)     (7,207)     (7,984)
  Income taxes (paid) refunded                                  (29)      1,353         577
                                                          ---------   ---------   ---------
     Net cash provided (used) by operating activities       (13,388)      4,532         337
                                                          ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (1,852)     (1,591)     (2,098)
  Proceeds from sale of property, plant and equipment              -      1,671           -
  Other, net                                                    400         319         (26)
                                                          ---------   ---------   ---------

     Net cash provided (used) by investing activities        (1,452)        399      (2,124)
                                                          ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                               33,551      15,966      15,786
  Principal debt payments                                   (19,798)    (18,744)    (19,647)
  Proceeds from the sale of stock and exercise of
   stock options                                                854          -            -
                                                          ---------   ---------   ---------

     Net cash provided (used) by financing activities        14,607      (2,778)     (3,861)
                                                          ---------   ---------   ---------

     Increase (decrease) in cash and temporary
       cash investments                                        (233)      2,153      (5,648)

CASH AND TEMPORARY CASH INVESTMENTS,
  beginning of year                                           6,856       4,703      10,351
                                                          ---------   ---------   ---------

CASH AND TEMPORARY CASH INVESTMENTS,
  end of year                                             $   6,623   $   6,856   $   4,703
                                                          =========   =========   =========


The accompaning notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Page 2 of 2)
      ---------------------------------------------------
                   (Amounts in thousands)

                                                                  Year ended April 30,
                                                          ----------------------------------
                                                              1994        1993        1992
                                                          ----------  ----------  ----------
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                                       $   2,372   $      41   $  (6,826)
                                                          ---------   ---------   ---------
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating activities-
   Gain on restructuring of general partnership interest
    in Colonial Pointe (1994) and sale of property,
    plant and equipment (1993)                               (1,245)       (201)          -
   Depreciation and amortization and other                    5,478       4,507       4,842
   Real estate valuation provision                            1,100           -       4,425
   Changes in assets and liabilities-
    Receivables, net                                        (11,709)      2,611       5,159
    Real estate inventory                                   (20,107)      2,102      (1,135)
    Rental and other real estate projects                     2,710      (1,233)        857
    Investment property                                       2,592         320        (613)
    Other assets                                             (5,137)     (4,408)     (4,088)
    Accounts payable, deposits and accrued expenses           8,785        (181)      1,276
    Deferred income taxes                                     1,773         974      (3,560)
                                                          ---------   ---------   ---------

     Total adjustments                                      (15,760)      4,491       7,163
                                                          ---------   ---------   ---------

     Net cash provided (used) by operating activities     $ (13,388)  $   4,532   $     337
                                                          =========   =========   =========

SUPPLEMENTAL INFORMATION REGARDING NON-
  CASH INVESTING AND FINANCING ACTIVITIES:
  Assets and liabilities assumed upon
   consolidation of PERMA                                 $       -   $  14,290   $       -
                                                          =========   =========   =========
  Investment property received in
   satisfaction of receivables                            $       -   $   4,430   $       -
                                                          =========   =========   =========
  Stock issuance in connection with purchase of
   of magazine circulation operations assets              $   4,101   $       -   $       -
                                                          =========   =========   =========
  Restructuring of general partnership interests in
   The Classic and Colonial Pointe resulting in
   decreases in the following:
    Rental and other real estate projects                 $  31,880   $       -   $       -
    Accounts payable, deposits and accrued expenses             721           -           -
    Project financing                                        32,004           -           -


The accompaning notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL
     -----------------------------------------------
     REPORTING POLICIES:
     -------------------

     Principles of consolidation-
     ---------------------------

The consolidated financial statements include the accounts of AMREP Corporation (Company) an Oklahoma corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheets are presented in an unclassified format, since the Company operates in the real estate industry and its operating cycle is greater than one year.

     Home and condominium sales-
     --------------------------

Sales of homes and condominiums and related costs and expenses are recorded using the accrual method at the time of closing. Payments received from buyers prior to closing are recorded as deposits.

     Land sales-
     ----------

Land sales are recorded when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged and all conditions precedent to closing have been performed. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price. In the event the buyer defaults on his obligation, the property is taken back into inventory or investment property at its receivable balance, net of any deferred profit, but not in excess of fair market value. Until a sale has been recorded, revenues are deferred and total customer payments are reflected as deposits. Interest on contracts recorded on the installment method is included in income when it is received.

     Magazine circulation operations-
     -------------------------------

Revenues from distribution of periodicals and subscription fulfillment activities represent commissions earned from the distribution of publications for client publishers and fees earned from subscription fulfillment activities. Magazine distribution revenues are recorded at the time the publications go on sale and subscription revenues are recorded when earned. The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice. All publications are billed after shipment but, since they are fully returnable if not ultimately sold to consumers, the Company provides for estimated returns by charges to income which are based on sales experience.

     Environmental management and consulting-
     ---------------------------------------

On February 1, 1992, the Company commenced operations to provide environmental consulting, planning and project management. Revenues associated with these operations are included in "Interest and other operations" and the associated expenses are included in "Operating expenses-Other operations" in the accompanying consolidated statements of operations. Income from these services is recognized on a percentage completion basis throughout the completion of the related contract.

     Real estate inventory-
     ---------------------

Homes and condominiums completed or under construction are stated at cost, including interest costs capitalized during construction.

Land and improvements are stated at the lower of net realizable value or cost (except in certain instances where property is repossessed as discussed under "Land sales") which includes the cost of certain amenities, capitalized interest and real estate taxes. These costs are allocated to individual homesites based upon the relative sales value of salable homesites within each section of a community.

     Investment property-
     -------------------

Investment property represents vacant, undeveloped land not held for sale in the normal course of business. Investment property is stated at cost, except in certain instances where property is repossessed as discussed under "Land sales".

     Property, plant and equipment-
     -----------------------------

Items capitalized as part of property, plant and equipment are recorded at cost. Expenditures for maintenance and repair and minor renewals are charged to expense as incurred, while those expenditures which improve or extend the useful life of existing assets are capitalized.

Upon sale or other disposition of assets, their cost and the related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in operations. Depreciation and amortization of property, plant and equipment are provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives which range from 5 to 50 years for utility plant and equipment and 3 to 40 years for all other property, plant and equipment.

     Excess of cost of subsidiary over net assets acquired-
     -----------------------------------------------------

The excess of cost of subsidiary over assets acquired reflects a purchase made prior to October 31, 1970, the effective date of APB Opinion No. 17. Such excess of cost is not being amortized to operations as management is of the opinion that there has been no diminution of value.

     Federal income taxes-
     --------------------

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred taxes are provided for the income tax effect of temporary differences in reporting transactions for financial and tax purposes.

     Net income (loss) per share-
     ---------------------------

Net income (loss) per common share outstanding is based on the weighted average number of common shares outstanding during each year. Common share equivalents (stock options) were excluded from the income (loss) per share computations because of their insignificant and/or anti-dilutive effect for all years presented.

     Consolidated statements of cash flows-
     -------------------------------------

Temporary cash investments which have a maturity of ninety days or less are considered cash equivalents for purposes of these statements.

     Financial statement presentation-
     --------------------------------

Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform with the 1994 presentation.

(2)  RECEIVABLES:
     -----------

Receivables consist of:
                                                  April 30,
                                         ---------------------------
                                             1994           1993
                                         ------------   ------------
                                                 (Thousands)
Real estate operations-
 Mortgage and other receivables          $    9,358     $    9,201
 Allowance for doubtful accounts               (693)        (1,000)
                                         ------------   ------------

                                              8,665          8,201

 Mortgages securing collateralized
  mortgage obligations (see Note7)            4,457          6,608
                                         ------------   ------------

                                         $   13,122     $   14,809
                                         ============   ============

Magazine circulation operations-
 Accounts receivable (maturing within
  one year)                              $   88,636     $   66,325
 Allowances for-
  Estimated returns                         (53,035)       (44,165)
  Doubtful accounts                          (1,320)        (1,275)
                                         ------------   ------------

                                         $   34,281     $   20,885
                                         ============   ============

Mortgage and other receivables bear interest at rates ranging from 5.5% to 12% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line-of-credit utilized for the magazine circulation operations (See Note 7).

Maturities of principal on the real estate receivables, exclusive of mortgages securing collateralized mortgage obligations, at April 30, 1994, are as follows:

      Year Ending April 30,
- - ----------------------------------
           (Thousands)
   1995                              $   5,896
   1996                                  1,135
   1997                                  1,020
   1998                                    141
   1999                                     98
   Thereafter                            1,068
                                     -----------
                                     $   9,358
                                     ===========

(3) REAL ESTATE INVENTORY:
    ---------------------
Real estate inventory consists of:

                                                   April 30,
                                           ------------------------
                                              1994          1993
                                           -----------   ----------
                                                  (Thousands)
Land and improvements held for sale or
 development, net of valuation reserves
 of $2,580 and $2,825 at April 30, 1994
 and 1993,respectively                     $  45,895     $  33,354

Homes-
 Land and improvements                         8,410         5,780
 Construction costs                           14,991         7,502

Condominiums-
 Land improvements                               448           455
 Construction costs                            1,358           919
                                           ----------    ----------
                                           $  71,102     $  48,010
                                           ==========    ==========

Accumulated capitalized interest costs included in real estate inventory at April 30, 1994 and 1993 were $2,089,000 and $1,344,000, respectively.
Interest costs capitalized during fiscal 1994, 1993 and 1992 were $940,000, $207,000 and $287,000, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 1994 and 1993 were $5,064,000 and $5,225,000, respectively. Real estate taxes capitalized during fiscal 1994, 1993 and 1992 were $63,000, $485,000 and $589,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $509,000, $417,000 and $432,000 in fiscal 1994, 1993 and 1992, respectively.

Due to weaknesses in several real estate markets in which the Company has projects, the carrying value of inventory was reduced by $2,025,000 through a net realizable value provision during fiscal 1992.

During fiscal 1994, the Company charged off certain real estate development costs totaling $1,700,000 on projects not under current development. This charge-off resulted from a 1994 provision of $1,100,000 and utilization of $600,000 of existing valuation reserves recorded in fiscal 1992 and 1991.


(4)  RENTAL AND OTHER REAL ESTATE PROJECTS:
     -------------------------------------

Investments in rental and other real estate projects consist of the following:

                                              April 30,
                                     -------------------------
                                         1994          1993
                                     ----------    -----------
                                            (Thousands)
Rental projects -
 The Classic                         $   1,862     $  25,140
 Colonial Pointe                             -         8,842
PERMA, (the Freehold Clark
 Limited Partnership)                   12,312        15,284
                                     ----------    ----------

                                     $  14,174     $  49,266
                                     ==========    ==========

     The Classic-
     -----------

The Classic in West Palm Beach, Florida, a 300 unit congregate living facility was completed in fiscal year 1991. In November 1993, the Company converted its general partner interest in The Classic at West Palm Beach Limited Partnership (The Classic) to a 50% limited partner interest for consideration of $400,000 paid by the new general partner. In addition, the project financing of The Classic was restructured as discussed in Note 7. Accordingly, the Company discontinued consolidating The Classic into the accompanying consolidated financial statements and carries its net investment of $1,862,000 (which will be realized through excess cash flows, as defined, of The Classic) on the cost recovery basis. In order to protect its net investment, the Company, thus far, is funding the cash shortfalls of The Classic, and in this regard, during fiscal year 1994, the Company established a $275,000 accrual for estimated future cash shortfalls.

At April 30, 1993, the investment in The Classic and related project financing were as follows (thousands):

Land and improvements, buildings and
 amenities, net of accumulated depreciation
 and amortization                               $  22,536

Other assets                                        2,604
                                                ----------
     Total investment                           $  25,140
                                                ==========

Project financing (see Note 7)                  $  22,504
                                                ==========

     Colonial Pointe-
     ---------------

Colonial Pointe in Orlando, Florida, a 247 unit apartment complex was completed in fiscal year 1990. On April 29, 1994, the Company entered into an agreement to sell its general partner interest in the Colonial Pointe Apartments Limited Partnership (Colonial Pointe) for a purchase price of $100,000 and became a 50% limited partner. In addition, the Company was relieved from its obligations under the Colonial Pointe project financing arrangements (see Note 7). Accordingly, the Company discontinued consolidating Colonial Pointe into the accompanying consolidated financial statements and recognized a gain of $1,245,000.

At April 30, 1993, the investment in Colonial Pointe and related project financing were as follows (thousands):


Land and improvements,  buildings and
 amenities, net of accumulated depreciation
 and amortization                               $  7,768

Other assets                                       1,074
                                                ---------
   Total investment                             $  8,842
                                                =========

Project financing (see Note 7)                  $  9,565
                                                =========



     PERMA, (the Freehold Clark Limited Partnership)-
     -----------------------------------------------

During fiscal 1990, the Company became a 33 1/3% limited partner of the Freehold Clark Associates Limited Partnership (Partnership). The
Partnership was formed to develop and market a 390 unit condominium housing project in Freehold, New Jersey.

On August 24, 1992, PERMA Corporation (PERMA), a consolidated subsidiary of the Company, became the general partner of the Partnership with a 50% ownership interest. In connection therewith, PERMA obtained a 75% ownership interest in a related construction company and formed a 100% owned sales company. As a result, the financial statements of these entities (collectively the PERMA Project) are included in the Company's consolidated financial statements.

The investment in the PERMA Project and related project financing are as follows:

                                              April 30,
                                     -------------------------
                                         1994          1993
                                     ----------    -----------
                                            (Thousands)

Land and improvements                $   6,618     $   6,308
Homes inventory                          3,769         6,941
                                     ----------    ----------
                                        10,387        13,249

Other-
  Deposits in escrow and
    collateral accounts                  1,012         1,324
  Other assets                             913           711
                                     ----------    ----------
       Total investment              $  12,312     $  15,284
                                     ==========    ==========

Project financing (see Note 7)       $   6,205     $   9,159
                                     ==========    ==========



Initial home closings began in June, 1991. As of April 30, 1994, 162 units had been completed and closed. An additional 228 units remain to be closed, of which 58 are currently under construction. There is a backlog of 54 units sold but not yet closed.

Accumulated capitalized interest costs included in this project at April 30, 1994 and 1993 were $2,189,000 and $2,528,000, respectively. Interest costs capitalized during fiscal years 1994 and 1993 were $716,000 and $418,000, respectively. Accumulated capitalized real estate taxes included in this project at April 30, 1994 and 1993 were $238,000 and $143,000, respectively. Real estate taxes capitalized during fiscal years 1994 and 1993 were $95,000 and $21,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $1,055,000 and $284,000 in fiscal years 1994 and 1993, respectively.

(5)  PROPERTY, PLANT AND EQUIPMENT:
     ------------------------------

Property, plant and equipment consists of:

                                              April 30,
                                     -------------------------
                                         1994          1993
                                     ----------    -----------
                                            (Thousands)

Land, buildings and improvements     $  10,167     $   9,692
Furniture and fixtures                   6,830         6,394
Utility plant and equipment              4,017         3,983
Other                                    1,863         1,581
                                     ----------    ----------
                                        22,877        21,650

Accumulated depreciation and
 amortization                          (10,774)      (10,132)
                                     ----------    ----------
                                     $  12,103     $  11,518
                                     ==========    ==========

Depreciation and amortization (including amounts for rental and other real estate projects - see Note 4) charged to operations amounted to $1,671,000, $1,859,000 and $1,835,000 in fiscal 1994, 1993 and 1992, respectively.

(6)  OTHER ASSETS:
     -------------

Other assets are comprised of:

                                              April 30,
                                     -------------------------
                                         1994          1993
                                     ----------    -----------
                                            (Thousands)

Prepaid and deferred expenses        $   3,837     $   3,624
Purchased magazine distribution
 contracts, net of accumulated
 amortization of $321                    3,958             -
Security deposits                        2,010         1,608
Unamortized note and loan costs            151           105
Escrow monies and collateral deposits    2,166         2,483
Other                                    1,521           905
                                     ----------    -----------
                                     $  13,643     $   8,725
                                     ==========    ===========

During fiscal year 1994, the Company purchased certain magazine distribution contracts from an unrelated party for 575,595 shares of the Company's common stock valued at $4,101,000. The total costs incurred in the purchase of the magazine distribution contracts including $178,100 of legal fees have been capitalized and are being amortized over the related contract terms of ten years.

(7)  DEBT FINANCING:
     ---------------

Debt financing consists of:

                                              April 30,
                                     -------------------------
                                         1994          1993
                                     ----------    -----------
                                            (Thousands)

Notes payable -
 Fixed rate long-term note           $   4,515     $   6,000
 Line-of-credit borrowings -
  Real estate operations and other       8,557         3,825
  Magazine circulation operations       22,530        14,623
 Denver real estate operations           7,745             -
 Utility note payable                    1,496         1,686
 Mortgages and other notes payable       5,895         5,765
                                      ---------    ----------
                                        50,738        31,899

PERMA Project financing (see Note 4)     6,205         9,159

Rental project financing (see Note 4)        -        32,069

Collateralized mortgage
 obligations (see Note 2)                4,406         6,473
                                      ---------    ----------
                                     $  61,349     $  79,600
                                     ==========    ==========

The aggregate amounts of debt maturities (after giving effect to extensions and renewals subsequent to April 30, 1994) are as follows:

                                  PERMA
                                 Project
                              Financing and
                              Collateralized
  Year Ending       Notes       Mortgage
   April 30,       Payable     Obligations     Total
 --------------  -----------   -----------   ----------
                        (Thousands)

     1995        $   12,725    $       -     $  12,725
     1996            26,811        6,205        33,016
     1997             4,310            -         4,310
     1998             3,972            -         3,972
     1999             1,437            -         1,437
  Thereafter          1,483        4,406         5,889
                 -----------   ----------     ---------
                 $   50,738    $  10,611      $ 61,349
                 ===========   ==========     =========

     Fixed Rate Long Term Note-
     -------------------------

During fiscal 1993, the Company exercised its option to exchange a $5,644,000 variable rate note maturing August 1, 1992 for a five-year, 8.464% fixed rate note with quarterly interest payments beginning November 1, 1992 and annual principal payments beginning August 1, 1993. As of April 30, 1994, the outstanding balance on this note was $4,515,000. This borrowing imposes restrictions on, among other things, consolidated debt, the sale of assets and properties other than in the ordinary course of business, mergers and liens, and the payment of cash dividends in amounts exceeding one-half of the Company's net worth. In addition, the Company had a 10% fixed rate long-term borrowing of $356,000 at April 30, 1993, which was paid off during fiscal year 1994.

     Line-of-Credit Borrowings-
     -------------------------

The Company has several line-of-credit arrangements with various financial institutions to support general corporate and real estate operations. These lines have a maximum amount available for borrowings of approximately $15.25 million, against which approximately $8.56 million were drawn as of April 30, 1994. These lines-of-credit are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. Borrowings pursuant to these line-of-credit agreements are due at various dates during fiscal 1995. The president of one of the Company's subsidiaries, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which $8.8 million of these lines-of-credit were obtained.

The Company anticipates renewing, extending or replacing these lines-of-credit as they become due in fiscal 1995. The Company is also having discussions with other lenders seeking additional working capital, although there are no assurances these discussions will be fruitful.

At April 30, 1994, the Company had drawn $22.53 million against a $25 million line-of-credit arrangement which is restricted to magazine circulation operations. This line-of- credit agreement is collateralized by accounts receivable arising from magazine circulation operations and contains various restrictive covenants which, among other things, restrict the payments of dividends and loans from the magazine circulation subsidiary to the Company. Borrowings pursuant to this line-of-credit agreement are due August 31, 1995.

The following relate to the Company's line-of-credit borrowings:

                                                Year ended April 30,
                                        -------------------------------------
                                           1994          1993         1992
                                        ----------    ----------   ----------
                                            (Dollar amounts in thousands)

Balance at year end                     $  31,087     $  18,448    $  19,496
Maximum amount outstanding at any
 month end                              $  31,087     $  18,448    $  19,500
Average monthly outstanding balance $ 18,273 $ 15,700 $ 17,800 Weighted average interest rate at
 year end                                   7.47%         6.60%        7.10%
Weighted average interest rate
 during the fiscal year                     6.72%         6.68%        8.47%


    Denver real estate operations-
    -----------------------------

During fiscal 1994 the Company entered into several construction loan agreements with financial institutions to finance certain of its real estate construction operations in Denver, Colorado. As of April 30, 1994, the outstanding balance on these construction loan agreements totaled $1,102,000. These borrowings bear interest at prime plus 1.5% to 2.5% per annum and are payable as related home sales close, with the entire remaining balance due at various dates during fiscal 1995. These borrowings are secured by the related real estate inventory.

During fiscal 1994 the Company entered into a note payable to a partnership in connection with the acquisition of land in Denver, Colorado. As of April 30, 1994, the outstanding balance on this note was $6,643,000. This note bears interest at prime (6.75% at April 30, 1994), not to exceed 8% or less than 6% per annum and is payable in annual principal payments (ranging from $1,200,000 to $1,400,000) and quarterly interest payments through maturity on February 1, 2000. This note is secured by the related land.

    Utility note payable-
    --------------------

The Company has a ten year note in the amount of $1,496,000 at April 30, 1994, maturing September 1, 1996 with monthly installments of principal and interest at 1.5% above the prime rate (6.75% at April 30, 1994). This note is collateralized by certain utility plant and equipment and other utility assets.

    Mortgages and other notes payable-
    ---------------------------------

Mortgages and other notes payable had interest rates ranging from 6% to 11.5% at April 30, 1994, and are primarily collateralized by property, plant and equipment and certain land inventory.

    PERMA Project financing-
    -----------------------

The Company had outstanding borrowings related to the PERMA Project totaling $6,205,000 at April 30, 1994 and $9,159,000 at April 30, 1993. Payments are
due as sales occur, including principal and interest at prime plus 1%, until maturity. Subsequent to April 30, 1994, the maturity dates were extended from July 1, 1994 to December 31, 1995.

    Rental project financing-
    ------------------------

The Company utilized financing arrangements for The Classic and Colonial Pointe projects (see Note 4) which included certain non-recourse provisions. The notes payable entered into pursuant to these arrangements are secured by all real and personal property and all future rent receipts of The Classic and Colonial Pointe.

The financing arrangements for The Classic and Colonial Pointe were amended in connection with the restructuring of the partnership agreements (See Note
4) whereby the Company was released from its obligations under these financing arrangements. In connection with the release from The Classic obligation, the Company paid $387,000 cash and issued 66,193 shares of the Company's common stock valued at $595,737 to the holder of The Classic obligation primarily for accrued interest.

    Collateralized mortgage obligations-
    -----------------------------------

In fiscal years 1986 through 1988, AMREP Financial Corporation, a subsidiary of the Company, participated in the issuance of collateralized mortgage obligations (CMO's), with original principal balances aggregating $13,750,000, through an unrelated financial intermediary. Each series, (12 in total) was issued in three to five classes bearing interest at rates ranging from 7.6% to 12.5% per annum, with stated maturities, assuming no prepayments, from January, 2015 to October, 2017. CMO payment schedules vary with each series, and payments are due quarterly, semi-annually and annually. Actual maturities vary to the extent of principal prepayments on the mortgage loans collateralizing the CMO's. These CMO's are collateralized only by the principal and the accrued interest receivable (see Note 2) of the related mortgage loans.

The Company was out of compliance with certain of its debt covenants for which waiver letters have been obtained.

(8)  BENEFIT PLANS:
     --------------

     Stock option plans-
     ------------------

A summary of activity in the Company's 1992 Stock Option Plan, the Non-Employee Directors Option Plan and the 1982 Incentive Stock Option Plan is presented below:

                                              Year Ended April 30,
                                       -----------------------------------
                                          1994        1993        1992
                                       ----------  ----------  -----------
Common stock options outstanding
 at beginning of year                    248,000     285,250     302,850

Granted at $4.06 to $8.88 per share       43,000       5,000      90,100

Options exercised at $4.06 to $7.44
 per share                               (16,547)     (1,500)          -

Expired or cancelled                     (25,128)    (40,750)   (107,700)
                                       ----------  ----------  -----------

Common stock options outstanding
 at end of year                          249,325     248,000     285,250
                                       ==========  ==========  ===========
Available for future grant at
 year end                                282,500     325,000     151,747
                                       ==========  ==========  ===========

During fiscal 1993, the shareholders approved the 1992 Stock Option Plan as well as the Non-Employee Directors Option Plan for which 315,000 and 15,000 shares, respectively, were reserved. At April 30, 1994, options to purchase 42,000 shares under the Stock Option Plan and 5,500 shares under the Non-Employee Directors Option Plan were outstanding at prices ranging from $5.13 to $8.88 per share and 273,000 and 9,500 shares were available for future grant, respectively.

The 1982 Incentive Stock Option Plan expired on June 30, 1992. However, options to purchase 201,825 shares remain outstanding at April 30, 1994 at prices ranging from $4.06 to $6.88 per share.

Under the Company's 1992 Stock Option Plan shares are reserved for issuance to key employees. Options may be granted in such amounts, at such times, and with such exercise prices as the stock option committee may determine.

Options heretofore granted are exercisable over a two to four year period beginning one year from date of grant and certain of them are immediately exercisable under certain circumstances as stated in the respective plans.

The Non-Employee Directors Option Plan provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable one year after the date of grant and expire five years after the date of grant.

     Stock ownership plan-
     --------------------

During the fiscal year, the Company's stock ownership plan was merged with the Company's savings plan. The net assets available for stock ownership plan benefits at July 29, 1993, were transferred to the savings plan.

     Savings plan-
     ------------

The Company has a savings plan to which the Company makes contributions.
The plan provides for Company contributions of 16 2/3% of eligible employees' defined contributions up to a maximum of 1% of such employees' compensation. The Company's contributions to the plan amounted to $113,000, $99,000 and $89,000, in fiscal 1994, 1993 and 1992, respectively.

     Retirement plan-
     ---------------

The Company's retirement plan is a non-contributory, defined benefit plan which covers substantially all full-time employees. The plan provides retirement benefits based on length of service and a percentage of qualifying compensation during employment. In fiscal 1994, 1993 and 1992, the Company contributed $693,000, $806,000 and $270,000, respectively, to the plan. Plan assets are invested primarily in United States Treasury obligations, equity securities and money market funds. Net periodic pension cost for fiscal 1994, 1993 and 1992 was comprised of the following components:

                                       Year Ended April 30,
                                ---------------------------------
                                   1994        1993        1992
                                ----------  ----------  ---------
                                     (Thousands)
Service cost - benefits
 earned during the period        $   762     $   709     $   582
Interest cost on projected
 benefit obligation                1,122       1,012         892
Actual return on assets             (673)     (1,022)     (1,160)
Net amortization and deferral       (599)       (132)         71
                                 --------    --------    --------

Net periodic pension cost        $   612     $   567     $   385
                                 ========    ========    ========

Assumptions used in the accounting were:

                                            Year Ended April 30,
                                      --------------------------------
                                        1994        1993        1992
                                      --------   --------    ---------

Discount rates                          8.00%       8.25%       8.25%
Rates of increase in compensation
 levels                                 5.00%       5.25%       5.25%
Expected long-term rate of return
 on assets                              9.00%       9.00%       9.00%

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets:

                                                            April 30,
                                                     -------------------------
                                                        1994          1993
                                                     -----------   -----------
                                                            (Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                          $  11,377     $  10,093
                                                     ===========   ===========

  Accumulated benefit obligation                     $  12,153     $  10,732
                                                     ===========   ===========

  Projected benefit obligation                       $  15,468     $  13,671
Plan assets at fair value                               13,736        13,042
                                                     -----------   -----------

Excess of projected benefit obligation
 over plan assets                                       (1,732)         (629)
Unrecognized net loss                                    2,472         1,416
Unrecognized prior service cost                             99           110
Unrecognized net transition asset                         (417)         (556)
                                                     -----------   -----------

Prepaid pension cost                                 $     422     $     341
                                                     ===========   ===========

(9)   INCOME TAXES:
      ------------

Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Adoption of SFAS No. 109 had no impact on the tax liability recorded by the Company as of the date of adoption. The Company accounted for income taxes under SFAS No. 96 during fiscal years 1993 and 1992.

The provision (benefit) for income taxes consists of the following:

                                                     Year Ended April 30,
                                              ----------------------------------
                                                  1994        1993       1992
                                              ----------  ----------  ----------
                                                          (Thousands)
Current:
 Federal                                      $   (405)   $   (960)   $   (647)
 State                                              86          11          23
                                              ----------  ----------  ----------

                                                  (319)       (949)       (624)
                                              ----------  ----------  ----------
Deferred:
 Federal                                         3,980         982      (2,773)
 State                                             384          (8)       (787)
 Benefit for operating loss carry forwards      (5,826)          -           -
 Net change in valuation allowance               3,235           -           -
                                              ----------  ----------  ----------

                                                 1,773         974      (3,560)
                                              ----------  ----------  ----------

Total provision (benefit) for income taxes    $  1,454    $     25    $ (4,184)
                                              ==========  ==========  ==========

Components of net deferred income tax liability are as follows:

                                                     Year ended April 30,
                                               --------------------------------
                                                    1994              1993
                                                -------------     -------------
                                                          (Thousands)
Deferred income tax assets-
  Tax loss carryforwards (Federal and state)    $    5,826        $        -
  Real estate inventory valuation                    1,607             1,004
  Other                                                708                 -
                                                ------------      ------------
  Total deferred income tax assets                   8,141             1,004
                                                ------------      ------------
Deferred income tax liabilities-
  Installment sales                                 (2,843)           (3,268)
  Reserve for periodicals and paperbacks           (16,853)          (10,653)
  Gain on partnership restructuring                   (473)                -
  Depreciable assets                                (1,138)           (2,104)
  Expenses capitalized for financial
   reporting purposes, expensed for tax             (1,967)           (1,144)
  Differences related to timing of
   partnership income                               (1,033)             (132)
  Other                                             (4,763)           (6,094)
                                                ------------      ------------

  Total deferred income tax liability              (29,070)          (23,395)
                                                ------------      ------------

  Valuation allowance for realization of
   state tax loss carryforwards                     (3,235)                -
                                                ------------      ------------

 Net deferred income tax liability              $  (24,164)       $  (22,391)
                                                ============      ============

The following table reconciles taxes at the U.S. Federal statutory income tax rate to the Company's actual tax provision (benefit):

                                                     Year ended April 30,
                                              ----------------------------------
                                                 1994        1993        1992
                                              ----------  ----------  ----------
                                                         (Thousands)
Computed tax provision (benefit) at
  statutory rate                              $   1,301   $      23   $  (3,743)
Increase (reduction) in tax resulting from:
  State income taxes, net of Federal
   income tax effect                                153           2        (504)
  Other                                               -           -          63
                                              ----------  ----------  ----------

Actual tax provision (benefit)                $   1,454   $      25   $  (4,184)
                                              ==========  ==========  ==========

At April 30, 1994, the Company had Federal net operating loss carryforwards totaling $5,347,189, of which $1,000,944 expire in fiscal year 2007 and $4,346,245 in fiscal year 2009.

(10) COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     Noncancellable leases-
     ---------------------

The Company is obligated under long-term noncancellable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for fiscal 1994, 1993 and 1992 was approximately $3,144,000, $3,216,000 and $3,500,000, respectively. The approximate minimum rental commitments for years subsequent to April 30, 1994, are as follows:

         Year Ending April 30,
         ---------------------
              (Thousands)

                 1995                   $   1,117
                 1996                         689
                 1997                         389
                 1998                         175
                 1999                          55
                                        ----------

              Total future minimum      $   2,425
                rental payments         ==========

     Revenue agent review-
     --------------------

During fiscal year 1992, the Internal Revenue Service completed reviewing tax returns for fiscal years 1984 through 1989, and issued a report thereon on January 23, 1992. Management vigorously objected to all the significant proposed adjustments and believes it was successful in reaching an agreement with the IRS on all but one of those adjustments. No significant additional tax liability or payments are expected from the adjustments to which the Company believes the IRS has agreed. Were the remaining contested adjustment to be decided in favor of the IRS in every respect, an obligation for taxes, which has already been recorded in the Company's financial statements as a deferred tax liability, at an estimated amount for all tax years from 1984 through 1994 of approximately $16 million plus interest thereon, which has not been recorded but has been estimated through fiscal 1994, of approximately $15 million could result. Management continues to vigorously object to this entire proposed adjustment. Management plans to continue using the methods of reporting transactions for income tax purposes which it has used in prior years. Management, its tax advisors and its outside counsel believe the Company's methods are and have been correct under the Internal Revenue Code. In addition, no amount is expected to be payable to the IRS as a result of the review within the coming year.

The Company has been notified by the IRS that an audit of fiscal years 1990 through 1992 will commence soon.

     Rio Rancho lot exchanges-
     ------------------------

In connection with homesite sales at Rio Rancho, New Mexico, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by such utilities for a lot of the purchaser, without cost to the purchaser. The Company does not incur significant costs related to the exchange of lots.

(11) LITIGATION:
     ----------

The Company and/or its subsidiaries are involved in various claims and legal actions incident to their operations, which in the opinion of management, based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS:
     -----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the Company to disclose the estimated fair value of its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which the fair value differs from the carrying value.

     Mortgage receivables-
     --------------------

The fair value of the Company's long-term fixed-rate mortgage receivables is estimated to be $6.4 million versus a carrying amount of $6.2 million as of April 30, 1994 and $5.8 million versus a carrying amount of $5.7 million as of April 30, 1993, based on the discounted value of future cash flows using the current rates at which similar loans would be made.

     Notes payable and rental and other real estate project financing-
     ----------------------------------------------------------------

The fair value of the Company's long-term fixed-rate notes payable and rental and other real estate project financing, is estimated to be $8.9 million versus a carrying amount of $9.0 million as of April 30, 1994 and $43.6 million versus $41.3 million as of April 30, 1993, based on the discounted value of future cash flows using the current rates at which the Company believes it could obtain similar financing.

     CMO's (liabilities) and related mortgages securing CMO's (assets)-
     -----------------------------------------------------------------

The fair value of the Company's mortgages securing CMO's (assets) of $4.6 million at April 30, 1994 and $6.7 million at April 30, 1993 (versus a carrying amount of $4.5 million at April 30, 1994 and $6.6 million at April 30, 1993) was estimated based on the present value of residual cash flows plus the fair value of the CMO's. The fair value of the CMO's (liabilities) was assumed to be equal to the outstanding principal balance plus accrued interest totaling $4.5 million at April 30, 1994 and $6.6 million at April 30, 1993.

     Futures Contracts-
     -----------------

During fiscal 1994, the Company entered into futures contracts to hedge price fluctuations associated with lumber costs incurred by the Company's construction subsidiaries. The gains and losses resulting from the futures contracts transactions are accounted for as real estate cost of sales. Open futures contracts at April 30, 1994, totaling $361,000, are reflected at their fair market values.


(13) INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS:
     -------------------------------------------------------------------------

The Company operates principally in two industries, real estate and magazine circulation operations. Real estate operations involve the construction and sale of single- family homes, condominiums and other projects, as well as the subdivision of large tracts of land for sale to individuals, builders and others. Magazine circulation operations involve national and international distribution of periodicals and paperback books, and subscription fulfillment activities on behalf of various client publishers. Total revenue by industry includes revenues from unaffiliated customers as reported in the accompanying consolidated statements of operations. Operating income represents total revenue less operating expenses.

In computing operating income, general corporate expenses, interest expense and income taxes are excluded. Selling expense is allocated between industry segments based on the Company's evaluation of the work performed for each segment.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry segment.

The following schedules set forth summarized data relative to the industry segments:

                                             Magazine
                              Real Estate   Circulation     Other
                              Operations    Operations    Operations   Corporate   Eliminations   Consolidated
                              ----------    ----------    ----------   ---------   ------------   ------------
1994 (Thousands):
 Net revenues from
   unaffiliated customers     $   90,113    $   35,128    $      847   $       -   $         -    $   126,088
 Intersegment revenues                 -            79            72           -          (151)             -
                              ----------    ----------    ----------   ---------   ------------   ------------

   Total revenue              $   90,113    $   35,207    $      919   $       -   $      (151)   $   126,088
                              ==========    ==========    ==========   =========   ============   ============


 Operating income             $    7,013    $    5,169    $      169   $       -   $      (151)   $    12,200
                              ==========    ==========    ==========   =========   ============

 Corporate expenses                                                                                    (3,684)
 Interest (including
   $2,055 in operating
   expenses-rental projects)                                                                           (4,690)
                                                                                                  -------------
    Income before
      provision for income
      taxes                                                                                       $     3,826
                                                                                                  ============
 Identifiable assets at
   April 30, 1994             $  125,620    $   51,135    $      405   $   1,697   $          -   $   178,857
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable depreciation    $    1,151    $      482    $        -   $      38   $          -   $     1,671
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable capital
   expenditures               $      996    $      848    $        -   $       8   $          -   $     1,852
                              ==========    ==========    ==========   =========   ============   ============

                                             Magazine
                              Real Estate   Circulation     Other
                              Operations    Operations    Operations   Corporate   Eliminations   Consolidated
                              ----------    ----------    ----------   ---------   ------------   ------------
1993 (Thousands):
 Net revenues from
   unaffiliated customers     $   63,244    $   29,627    $      789   $       -   $         -    $    93,660
 Intersegment revenues                 -           230            90           -          (320)             -
                              ----------    ----------    ----------   ---------   ------------   ------------

   Total revenue              $   63,244    $   29,857    $      879   $       -   $      (320)   $    93,660
                              ==========    ==========    ==========   =========   ============   ============


 Operating income             $    6,952    $    3,197    $      218   $       -   $      (320)   $    10,047
                              ==========    ==========    ==========   =========   ============

 Corporate expenses                                                                                    (3,730)
 Interest (including
   $3,223 in operating
   expenses-rental projects)                                                                           (6,251)
                                                                                                  ------------
    Income before
      provision for income
      taxes                                                                                       $        66
                                                                                                  ============
 Identifiable assets at
   April 30, 1993             $  142,593    $   35,093    $      277   $   1,981   $          -   $   179,944
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable depreciation    $    1,387    $      435    $        -   $      37   $          -   $     1,859
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable capital
   expenditures               $    1,315    $      255    $        -   $      21   $          -   $     1,591
                              ==========    ==========    ==========   =========   ============   ============

                                             Magazine
                              Real Estate   Circulation     Other
                              Operations    Operations    Operations   Corporate   Eliminations   Consolidated
                              ----------    ----------    ----------   ---------   ------------   ------------
1992 (Thousands):
 Net revenues from
   unaffiliated customers     $   45,967    $   27,260    $      138   $       -   $         -    $    73,365
 Intersegment revenues                 -           283             -           -          (283)             -
                              ----------    ----------    ----------   ---------   ------------   ------------

   Total revenue              $   45,967    $   27,543    $      138   $       -   $      (283)   $    73,365
                              ==========    ==========    ==========   =========   ============   ============


 Operating income             $   (2,720)   $    2,648    $       50   $       -   $      (283)   $      (305)
                              ==========    ==========    ==========   =========   ============

 Corporate expenses                                                                                    (3,779)
 Interest (including
   $3,083 in operating
   expenses-rental projects)                                                                           (6,926)
                                                                                                  -------------
    Loss before
      benefit for income
      taxes                                                                                       $   (11,010)
                                                                                                  ============
 Identifiable assets at
   April 30, 1992             $  135,218    $   31,483    $       52   $   1,637   $          -   $   168,390
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable depreciation    $    1,332    $      466    $        -   $      37   $          -   $     1,835
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable capital
   expenditures               $    1,915    $      176    $        -   $       7   $          -   $     2,098
                              ==========    ==========    ==========   =========   ============   ============

Selected Quarterly Financial Data (Unaudited)
- - ---------------------------------------------

                              (In thousands of dollars except per share amounts)
                                                   Quarter Ended
                              --------------------------------------------------
                                  July 31,   October 31, January 31,  April 30,
                                    1993        1993        1994        1994
                              -------------  ----------  ----------  -----------

Revenues                         $  31,012   $  29,092   $  31,382   $  34,602
Real estate cost of sales           15,782      14,150      16,305      18,202
Operating expenses                  10,360       9,514      10,746       9,579

Net Income (A)                   $     634   $     164   $     664   $     910
                                 ==========  ==========  ==========  ===========

Net Income Per Share (A)         $    0.10   $    0.02   $    0.09   $    0.12
                                 ==========  ==========  ==========  ===========




                                                   Quarter Ended
                              --------------------------------------------------
                                  July 31,   October 31, January 31,  April 30,
                                    1992        1992        1993        1993
                              -------------  ----------  ----------  -----------

Revenues                         $  21,979   $  23,529   $  22,431   $  25,721
Real estate cost of sales            8,879      10,175       9,360      11,386
Operating expenses (B)               8,972       9,292       9,632      10,206

Net Income (Loss)                $     237   $      61   $    (393)  $     136
                                 ==========  ==========  ==========  ===========

Net Income (Loss) Per Share      $    0.04   $    0.01   $   (0.06)  $    0.02
                                 ==========  ==========  ==========  ===========



(A) As discussed in Note 3 of Notes to Consolidated Financial Statements, during the fourth quarter of fiscal year 1994, the Company reduced the carrying value of real estate inventory by $1,100,000.

(B) As discussed in Note 1 of Notes to Consolidated Financial Statements certain amounts have been reclassified to conform with fiscal year 1994 presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
- - ------------------------------------------------------------------------

             Not Applicable.


                              PART III

        The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Voting Securities", "Security Ownership of Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1994 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                              PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- - ------------------------------------------------------------------------------

             (a) 1. The following financial statements and supplementary financial information are filed as part of this report:

                  AMREP Corporation and Subsidiaries:

                       Report of Independent Public
                            Accountants -
                            Arthur Andersen & Co.
                       Consolidated Balance Sheets - April 30,
                            1994 and 1993
                       Consolidated Statements of Operations for
                            the Three Years Ended April 30,
                            1994
                       Consolidated Statements of Shareholders'
                            Equity for the Three Years Ended
                            Apri1 30, 1994
                       Consolidated Statements of Cash Flows
                            for the Three Years Ended
                            April 30, 1994
                       Notes to Consolidated Financial
                            Statements
                       Selected Quarterly Financial Data

             2. The following financial statement schedules are filed as part of this report:

                       AMREP Corporation and Subsidiaries:


                       Schedule II          Amounts Receivable
                                            from Related Parties
                                            and Underwriters,
                                            Promoters, and
                                            Employees other than
                                            Related Parties

                       Schedule VIII        Valuation and Qualifying
                                            Accounts

                       Schedule X           Supplementary Income
                                            Statement Information


       Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  3.  Exhibits:

                          The exhibits filed in this report are listed in the
                  Exhibit Index.

                          The Registrant agrees, upon request of the
                  Securities and Exchange Commission, to file as an exhibit each instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries which has not been filed for the reason that the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

        (b) During the quarter ended April 30, 1994, Registrant filed: (i) a Current Report on Form 8-K (Date of earliest event reported: January 13, 1994) reporting under Item 5. Other Events and (ii) a Current Report on Form 8-K (Date of earliest event reported: March 1, 1994) reporting under Item 1. - Changes in Control of Registrant and Item 5. Other Events.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMREP CORPORATION
                                  (Registrant)

Dated:  July 28, 1994         By  /s/ Anthony B. Gliedman
                                 ------------------------
                                 Anthony B. Gliedman
                                 Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

  /s/ Anthony B. Gliedman           /s/ Mohan Vachani
  -----------------------           -----------------
  Anthony B. Gliedman               Mohan Vachani
  Chairman of the Board,            Senior Vice President - Chief
  President and Director            Financial Officer and Director
  Principal Executive Officer       Principal Financial
                                    Officer

Dated:  July 28, 1994             Dated:  July 28, 1994

  /s/ Rudolph J. Skalka
  ---------------------             -------------------
  Rudolph J. Skalka                 Mitchell Roberts
  Vice President-Finance            Director
  Principal Accounting Officer

Dated:  July 28, 1994             Dated:  July       , 1994

  /s/ Jerome Belson                 /s/ Samuel N. Seidman
  -----------------                 ---------------------
  Jerome Belson                     Samuel N. Seidman
  Director                          Director

Dated:  July 28, 1994             Dated:  July 28, 1994

  /s/ Joseph Cohen
  ----------------                  ------------------
  Joseph Cohen                      S. Fred Singer
  Director                          Director

Dated:  July 28, 1994             Dated:  July       , 1994

  /s/ Daniel Friedman               /s/ James Wall
  -------------------               --------------
  Daniel Friedman                   James Wall
  Director                          Director

Dated:  July 28, 1994             Dated:  July 28, 1994


  ----------------
  Nick G. Karabots
  Director

Dated:  July       , 1994

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
    -----------------------------------------------------
         AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
         ------------------------------------------
                 OTHER THAN RELATED PARTIES
                 --------------------------



                         Balance at
                         beginning                                Balance at end
Name of debtor           of period     Additions     Deductions     of period
- - ----------------------   ----------   -----------   ------------  --------------

Anthony Gliedman, CEO,
loan to acquire AMREP
Corporation stock, due
12/17/98, interest
payments due annually
at 6.896%                 $      -     $ 150,500      $       -      $ 150,500

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS (Page 1 of 2)
- - ---------------------------------------------------------------
                         (Thousands)

                                                 Additions
                                          ------------------------
                                            Charges
                              Balance at  (Credits) to   Charged                     Balance
                              Beginning    Costs and     to Other                    at End
                              of Period    Expenses      Accounts   Deductions(A)   of Period
                              ---------    --------      --------   -------------   ---------
     Description
     -----------

FOR THE YEAR ENDED
 APRIL 30, 1994:
  Allowance for doubtful
   accounts (included in
   receivables - real
   estate operations on
   the consolidated
   balance sheet)             $   1,000     $    116     $      -    $      423     $     693
                              ---------     --------     --------    ----------     ---------

  Allowance for estimated
   returns and doubtful
   accounts (included in
   receivables - magazine
   circulation operations
   on the consolidated
   balance sheet)             $  45,440     $  9,230     $      -    $      315     $  54,355
                              ---------     --------     --------    ----------     ---------


FOR THE YEAR ENDED
APRIL 30, 1993:
  Allowance for doubtful
   accounts (included in
   receivables - real
   estate operations on
   the consolidated
   balance sheet)             $     878     $    158     $      -    $       36     $   1,000
                              ---------     --------     --------    ----------     ---------

  Allowance for estimated
   returns and doubtful
   accounts (included in
   receivables - magazine
   circulation operations
   on the consolidated
   balance sheet)             $  46,483     $   (76)     $      -    $      967     $  45,440
                              ---------     --------     --------    ----------     ---------

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS (Page 2 of 2)
- - ---------------------------------------------------------------
                         (Thousands)

                                                 Additions
                                          ------------------------
                                            Charges
                              Balance at  (Credits) to   Charged                     Balance
                              Beginning    Costs and     to Other                    at End
                              of Period    Expenses      Accounts   Deductions(A)   of Period
                              ---------    --------      --------   -------------   ---------
     Description
     -----------

FOR THE YEAR ENDED
 APRIL 30, 1992:
  Allowance for doubtful
   accounts (included in
   receivables - real
   estate operations on
   the consolidated
   balance sheet)             $     681     $    210     $      -    $       13     $     878
                              ---------     --------     --------    ----------     ---------

  Allowance for doubtful
   accounts (included in
   receivables - magazine
   circulation operations
   on the consolidated
   balance sheet)             $  43,654     $  3,102     $      -    $      273     $  46,483
                              ---------     --------     --------    ----------     ---------

NOTE: (A) Uncollectible accounts written off and cancellations elated to installment sales.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT
         -------------------------------------------
                         INFORMATION
                         -----------

                                                          Amount
                                                          Charged
                                                        To Costs and
                                                          Expenses
                                                         (Thousands)
               Description                              ---------------
               -----------

FOR THE YEAR ENDED APRIL 30, 1994:
 Amortization of deferred costs                         $       3,709

FOR THE YEAR ENDED APRIL 30, 1993:
 Maintenance and repairs                                $       1,020
 Amortization of deferred costs                         $       2,617
 Taxes, other than payroll and income taxes             $         916

FOR THE YEAR ENDED APRIL 30, 1992:
 Maintenance and repairs                                $         949
 Amortization of deferred costs                         $       2,962
 Taxes, other than payroll and income taxes             $         758



Note: The above schedule includes only those costs for each fiscal year which exceeds one percent of total sales and revenues as required by Regulation S-X Rule 12-11.

                           EXHIBIT INDEX




           (3)(i)(a) Articles of Incorporation, as amended - Incorporated by reference to Exhibit (3)(i)(a) to Annual
                      Report on Form 10-K of Registrant for the fiscal year ended April 30, 1993.

           (3)(i)(b)  Certificate of Merger - Incorporated by
                      reference to Exhibit (3)(i)(b) to Annual
                      Report on Form 10-K of Registrant for the fiscal year ended April 30, 1993.

           (3)(ii)    By-Laws as restated July 2, 1991 -
                      Incorporated by reference to Exhibit (3)(d) to Annual Report on Form 10-K of Registrant for the fiscal year ended April 30, 1991.

           (4)(a) Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc. dated as of September 30, 1992 - Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992.

           (4)(b) First Amendment to Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc. dated as of July 12, 1993 - Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993.

           (4)(c) Second Amendment to Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc. dated as of November 15, 1993 - Incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993.

           (10)(a) Agreement and Plan of Reorganization between Registrant and Capital Distributing Company, Kappa Publishing Group, Inc. and Nick G. Karabots dated August 4, 1993 - Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993.

           (10)(b)    Employment Agreement
                      dated as of October 1, 1993 between
                      Registrant and Anthony B. Gliedman, Chief
                      Executive Officer, Chairman and President of
                      Registrant - Incorporated by reference to
                      Exhibit 10(a) to Registrant's Quarterly
                      Report on Form 10-Q for the quarter ended
                      January 31, 1994.

           (10)(c) Employment Agreement dated as of October 1, 1993 between Registrant and Daniel Friedman, Senior Vice President of Registrant - Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.

           (10)(d) Employment Agreement dated as of October 1, 1993 between Registrant and James Wall, Senior Vice President of Registrant - Incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.

           (10)(e) Employment Agreement dated as of October 1, 1993 between Registrant and Harvey W. Schultz, Senior Vice President of Registrant
                      - Incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.

           (10)(f) Employment Agreement dated as of October 1, 1993 between Registrant and Mohan Vachani, Senior Vice President - Chief Financial Officer of Registrant - Incorporated by reference to Exhibit 10(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.

           (10)(g) Employment Agreement dated as of October 1, 1993 between Registrant and Rudolph J. Skalka, Vice President-Finance of Registrant
                      - Incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994.

           (10)(h)    1982 Incentive Stock Option Plan -
                      Incorporated by reference to Exhibit (10)(s) to Annual Report on Form 10-K of Registrant for the fiscal year ended April 30, 1993.

           (10)(i)    1992 Stock Option Plan -
                      Incorporated by reference to Exhibit A to the Proxy Statement of Registrant for the Annual Meeting of Shareholders held on September 24, 1992.

           (10)(j) Non-Employee Directors Option Plan - Incorporated by reference to Exhibit B to the Proxy Statement of Registrant for the Annual Meeting of Shareholders held on September 24, 1992.

           (10)(k)    Loan Agreement dated December 17, 1993
                      between Registrant and Anthony B. Gliedman, filed herewith.

           (10)(l) Bonus Plan for Executives and Key Employees of Registrant, filed herewith.

           (21)       Subsidiaries of Registrant, filed herewith.

           (23)       Consent of Arthur Andersen & Co., filed
                      herewith.

EXHIBIT A








                                   [Date]



AMREP Corporation
10 Columbus Circle
Suite l300
New York, NY  10019



Dear Sirs:

      Reference is made to the Loan Agreement dated ___________ , 1993 between you and the undersigned. I hereby request you lend me the sum of $ __________ pursuant to that Agreement on ______________, 199_ .

      I hereby certify that the entire amount of such sum will be used by me to pay for shares of Common Stock of AMREP Corporation I intend to purchase.


                                   Very truly yours,




                                   -------------------
                                   Anthony B. Gliedman