Form 10-Q
period 1994-07-31
AMREP CORP
filed 1994-09-13
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       July 31, 1994
                                   -----------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ------------------

     Commission File Number  1-4702
                            --------

      AMREP Corporation
     -----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


      Oklahoma                                            59-0936128
     -----------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)


      10 Columbus Circle, New York, New York              10019
     -----------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code   (212)541-7300
                                                         -------------------

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

     Number of Shares of Common Stock, par value $.10 per share, outstanding at September 13, 1994 - 7,308,125.

                                  FORM 10-Q

                     AMREP CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----


 PART I                                                          PAGE NO.
 ------                                                          --------

 Consolidated Financial Statements:

   Balance Sheets
     July 31, 1994 (Unaudited) and April 30, 1994 (Audited)         1

   Statements of Operations and Retained Earnings (Unaudited)
     Three Months Ended July 31, 1994 and 1993                      2

   Statements of Cash Flows (Unaudited)
     Three Months Ended July 31, 1994 and 1993                     3-4

   Notes to Consolidated Financial Statements                       5

 Management's Discussion and Analysis                               6



 PART II
 -------

 Other Information                                                  7

 Signatures                                                         8

 Exhibit Index                                                      9

                                FORM 10-Q
                    AMREP CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                     July 31, 1994 and April 30, 1994
             (Thousands, except par value and number of shares)

                                                  July 31,    April 30,
                                                    1994        1994
                                                  ---------   ---------
                                                (Unaudited)   (Audited)

   ASSETS
   ------
   Cash and temporary cash investments             $  6,531    $  6,623
   Receivables, net:
     Real estate operations                          10,337      13,122
     Magazine circulation operations                 36,351      34,281
   Real estate inventory                             69,076      71,102
   Rental and other real estate projects             13,100      14,174
   Investment property                                8,571       8,604
   Property, plant and equipment-at cost-
     net of allowance for depreciation and
     amortization:  July  - $11,043
                    April - $10,774                  12,320      12,103
   Other assets                                      13,265      13,643
   Excess of cost of subsidiary over net
     assets acquired                                  5,205       5,205
                                                   --------    --------
                                                   $174,756    $178,857
                                                   ========    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
   Accounts payable, deposits and
     accrued expenses                              $ 31,611    $ 31,915
   Notes payable:
     Amounts due within one year                     13,399      12,725
     Amounts subsequently due                        34,540      38,013
   Project financing                                  5,082       6,205
   Collateralized mortgage obligations                2,853       4,406
   Deferred income taxes                             24,793      24,164
                                                   --------    --------
                                                    112,278     117,428
                                                   --------    --------
   Shareholders' equity:
     Common stock - $.10 par value
       authorized:  20,000,000 shares
       issued:      July  - 7,305,125 shares
                    April - 7,297,625 shares            730         730
     Capital contributed in excess of par value      44,474      44,435
     Retained earnings                               17,274      16,264
                                                   --------    --------
                                                     62,478      61,429
                                                   --------    --------
                                                   $174,756    $178,857
                                                   ========    ========

   See notes to consolidated financial statements.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations and Retained Earnings (Unaudited)
               Three Months Ended July 31, 1994 and 1993
           (Thousands, except shares and per share amounts)

                                              1994           1993
                                          ------------   ------------
REVENUES
- - --------
  Real estate operations:
    Home and condominium sales            $     21,498   $     16,774
    Land sales                                   2,785          3,682
    Rental projects                                  -          1,395
                                          ------------   ------------
                                                24,283         21,851

  Magazine circulation operations                9,604          7,587
  Interest and other operations                  1,868          1,574
                                          ------------   ------------
                                                35,755         31,012
                                          ------------   ------------
COSTS AND EXPENSES
- - ------------------
  Real estate cost of sales                     19,925         15,782
  Operating expenses:
    Magazine circulation operations              7,161          5,592
    Rental projects                                 33          2,134
    Real estate commissions and selling          1,491          1,410
    Other operations                             1,285          1,224
  General and administratiave:
    Real estate operations and corporate         2,126          1,857
    Magazine circulation operations              1,248          1,307
  Interest, net                                    809            683
                                          ------------   ------------
                                                34,078         29,989
                                          ------------   ------------
    Income before provision
      for income taxes                           1,677          1,023

PROVISION FOR INCOME TAXES                         667            389
                                          ------------   ------------
    Net income                                   1,010            634

RETAINED EARNINGS, beginning of period          16,264         13,892
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     17,274   $     14,526
                                          ============   ============
NET INCOME PER SHARE                      $       0.14   $       0.10
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,303,821      6,619,319
                                          ============   ============

See notes to consolidated financial statements.

                                FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 1 of 2)
                 Three Months Ended July 31, 1994 and 1993
                                 (Thousands)


                                                    1994          1993
                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from real estate operations
    and other                                   $   29,018    $   22,169
  Cash received from magazine circulation
    operations, net of publisher payments           12,271         5,001
  Interest received                                    438           288
  Cash paid to suppliers and employees             (34,251)      (20,924)
  Cash paid to acquire land                            (28)           --
  Interest paid                                     (1,555)       (1,364)
  Income taxes paid                                     --          (117)
                                                ----------    ----------
Net cash provided by operating activities            5,893         5,053
                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                (506)         (706)
  Other, net                                           (43)          (30)
                                                ----------    ----------
Net cash used by investing activities                 (549)         (736)
                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from debt financing                       3,501         1,080
  Principal debt payments                           (8,976)       (7,602)
  Proceeds from exercise of stock options               39            --
                                                ----------    ----------
Net cash used by financing activities               (5,436)       (6,522)
                                                ----------    ----------
Decrease in cash and temporary cash investments        (92)       (2,205)

CASH AND TEMPORARY CASH INVESTMENTS, beginning
  of period                                          6,623         6,856
                                                ----------    ----------
CASH AND TEMPORARY CASH INVESTMENTS, end
  of period                                     $    6,531    $    4,651
                                                ==========    ==========

                                 FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 2 of 2)
                 Three Months Ended July 31, 1994 and 1993
                                 (Thousands)





                                                   1994          1993
                                                ----------    ----------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                      $    1,010    $      634
                                                ----------    ----------

Adjustments to reconcile net income to
  net cash provided by operating activities -

    Depreciation and amortization                    1,461         1,219
    Changes in assets and liabilities -
      Receivables                                      715        (1,036)
      Real estate inventory                          2,026        (1,382)
      Rental and other real estate projects          1,074         2,154
      Investment property                               33           476
      Other assets                                    (751)       (1,027)
      Accounts payable, deposits and
        accrued expenses                              (304)        3,834
      Deferred income taxes                            629           181
                                                ----------    ----------
          Total adjustments                          4,883         4,419
                                                ----------    ----------
          Net cash provided by
            operating activities                $    5,893    $    5,053
                                                ==========    ==========











See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Unaudited)
               Three Months Ended July 31, 1994 and 1993



 Note 1: The consolidated financial statements included herein have ------- been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                                  FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                               July 31, 1994


     FINANCIAL CONDITION
     -------------------
     One of the lenders under a line-of-credit for Real Estate Operations agreed to increase this line by $2,000,000 and to extend the maturity of the line to October 31, 1995. The Company believes the remaining lines-of-credit will be renewed as they mature.

     RESULTS OF OPERATIONS
     ---------------------
     The improvement in the results for the first quarter, as compared to the similar period last year, reflects an increase in gross profit from housing sales of approximately $650,000; an improvement in the pretax income from Kable News operations of approximately $290,000; and an increase of approximately $230,000 in income from interest and other operations due primarily to a reversal of cost estimates which were not incurred. Also, the first quarter of fiscal 1994 results include a loss of $739,000 from rental projects, principally The Classic at West Palm Beach, compared to only $33,000 this year.

     These operating improvements were offset by a decrease in gross profit from land sales of approximately $970,000; and a $270,000 increase in general and administrative expenses related to real estate and corporate, primarily due to cost related to early redemption of four collateralized mortgage bond series and increases in payroll and benefits.

     The  increase  in  gross  profit from housing  sales  was  due  to increased volume and increases in housing prices. The Company closed 215 housing units in the first quarter fiscal 1995 compared to 193 units in the similar period last year.

     The increase in pretax income from Kable News operations in the first quarter fiscal 1995 as compared to the similar period last year (approximately $880,000 this year and $590,000 last year) primarily reflects substantially improved results from newsstand revenues primarily related to the acquisition of newsstand distribution contracts of Capital Distributing Company in August 1993.

     The increase in interest expense in the first quarter fiscal 1995 as compared to the similar period last year is primarily due to increased borrowings related to real estate operations and Kable News operations and an increase in the prime interest rate. This increase was partially offset by capitalization of interest on construction projects this year.

                                PART II


                           Other Information
                           -----------------

     Item 6.  Exhibits and Reports on Form 8-K.
     -------  ---------------------------------

              (a).  Exhibits

                    27.  Financial Data Schedule.

              (b).  Reports on Form 8-K

                    No reports on Form 8-K were filed by Registrant during the quarter ended July 31, 1994.

                                   SIGNATURES
                                   ----------




              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  AMREP CORPORATION
                                                     (Registrant)





          Dated:  September 13, 1994     By:   /s/ Anthony B. Gliedman
                                               -----------------------
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and President



          Dated:  September 13, 1994     By:   /s/ Rudolph J. Skalka
                                               ----------------------
                                               Vice President, Finance
                                               and Principal Accounting
                                               Officer

                                  EXHIBIT INDEX
                                  -------------


              27.  Financial Data Schedule