Form 10-Q
period 1994-10-31
AMREP CORP
filed 1994-12-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            October 31, 1994
                                   -------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    --------------

     Commission File Number  1-4702
                            --------

      AMREP Corporation
     -------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


      Oklahoma                                          59-0936128
     -------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


      641 Lexington Avenue, Sixth Floor, New York, New York  10022
     -------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code   (212) 705-4700
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

     Number of Shares of Common Stock, par value $.10 per share, outstanding at December 13, 1994 - 7,387,275.

                                  FORM 10-Q

                     AMREP CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----


 PART I                                                          PAGE NO.
 ------                                                          --------
 Consolidated Financial Statements:

   Balance Sheets
     October 31, 1994 (Unaudited) and
     April 30, 1994 (Audited)                                       1

   Statements of Operations and Retained Earnings (Unaudited)
     Six Months Ended October 31, 1994 and 1993                     2
     Three Months Ended October 31, 1994 and 1993                   3

   Statements of Cash Flows (Unaudited)
     Six Months Ended October 31, 1994 and 1993                    4-5

   Notes to Consolidated Financial Statements                       6

 Management's Discussion and Analysis                              7-8



 PART II
 -------
 Other Information                                                  9

 Signatures                                                        10

 Exhibit Index                                                     11

                                FORM 10-Q
                    AMREP CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                     October 31, 1994 and April 30, 1994
             (Thousands, except par value and number of shares)

                                                October 31,   April 30,
                                                    1994        1994
                                                -----------   ---------
                                                (Unaudited)   (Audited)

   ASSETS
   ------
   Cash and temporary cash investments             $  7,192    $  6,623
   Receivables, net:
     Real estate operations                           9,657      13,122
     Magazine circulation operations                 32,785      34,281
   Real estate inventory                             68,741      71,102
   Rental and other real estate projects             12,522      14,174
   Investment property                                8,770       8,604
   Property, plant and equipment-at cost-
     net of accumulated depreciation and
     amortization:  October -  $11,342
                    April   -  $10,774               12,495      12,103
   Other assets                                      13,371      13,643
   Excess of cost of subsidiary over net
     assets acquired                                  5,205       5,205
                                                   --------    --------
                                                   $170,738    $178,857
                                                   ========    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
   Accounts payable, deposits and
     accrued expenses                              $ 27,299    $ 31,915
   Notes payable:
     Amounts due within one year                     14,592      12,725
     Amounts subsequently due                        32,957      38,013
   Project financing                                  4,522       6,205
   Collateralized mortgage obligations                2,703       4,406
   Deferred income taxes                             25,257      24,164
                                                   --------    --------
                                                    107,330     117,428
                                                   --------    --------
   Shareholders' equity:
     Common stock - $.10 par value
       authorized:  20,000,000 shares
       issued:      October - 7,338,775 shares
                    April   - 7,297,625 shares          734         730
     Capital contributed in excess of par value      44,685      44,435
     Retained earnings                               17,989      16,264
                                                   --------    --------
                                                     63,408      61,429
                                                   --------    --------
                                                   $170,738    $178,857
                                                   ========    ========

   See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Consolidated Statements of Operations and Retained Earnings (Unaudited)
               Six Months Ended October 31, 1994 and 1993
            (Thousands, except shares and per share amounts)

                                              1994           1993
REVENUES                                  ------------   ------------
- - --------
  Real estate operations:
    Home and condominium sales            $     42,811   $     31,824
    Land sales                                   4,965          6,297
    Rental projects                                  -          2,915
                                          ------------   ------------
                                                47,776         41,036

  Magazine circulation operations               20,268         16,133
  Interest and other operations                  3,622          2.935
                                          ------------   ------------
                                                71,666         60,104
                                          ------------   ------------
COSTS AND EXPENSES
- - ------------------
  Real estate cost of sales                     39,506         29,932
  Operating expenses:
    Magazine circulation operations             15,105         11,600
    Rental operations                              340          4,514
    Real estate commissions and selling          3,289          2,590
    Other operations                             2,491          2,402
  General and administrative:
    Real estate operations and corporate         4,041          3,898
    Magazine circulation operations              2,478          2,517
  Interest, net                                  1,551          1,364
                                          ------------   ------------
                                                68,801         58,817
                                          ------------   ------------
    Income before provision
      for income taxes                           2,865          1,287

PROVISION FOR INCOME TAXES                       1,140            489
                                          ------------   ------------
    Net income                                   1,725            798

RETAINED EARNINGS, beginning of period          16,264         13,892
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     17,989   $     14,690
                                          ============   ============
NET INCOME PER SHARE                      $       0.24   $       0.12
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,310,053      6,898,308
                                          ============   ============

See notes to consolidated financial statements.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations and Retained Earnings (Unaudited)
               Three Months Ended October 31, 1994 and 1993
             (Thousands, except shares and per share amounts)

                                              1994          1993
REVENUES                                  ------------   ------------
- - --------
  Real estate operations:
    Home and condominium sales            $     21,313   $     15,050
    Land sales                                   2,180          2,615
    Rental projects                                  -          1,520
                                          ------------   ------------
                                                23,493         19,185

  Magazine circulation operations               10,664          8,546
  Interest and other operations                  1,754          1,361
                                          ------------   ------------
                                                35,911         29,092
                                          ------------   ------------
COSTS AND EXPENSES
- - ------------------
  Real estate cost of sales                     19,581         14,150
  Operating expenses:
    Magazine circulation operations              7,944          6,008
    Rental projects                                307          2,380
    Real estate commissions and selling          1,798          1,180
    Other operations                             1,206          1,178
  General and administrative:
    Real estate operations and corporate         1,915          2,041
    Magazine circulation operations              1,230          1,210
  Interest, net                                    742            681
                                          ------------   ------------
                                                34,723         28,828
                                          ------------   ------------
    Income before provision
      for income taxes                           1,188            264

PROVISION FOR INCOME TAXES                         473            100
                                          ------------   ------------
    Net income                                     715            164

RETAINED EARNINGS, beginning of period          17,274         14,526
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     17,989   $     14,690
                                          ============   ============
NET INCOME PER SHARE                      $       0.10   $       0.02
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,316,285      7,177,325
                                          ============   ============

See notes to consolidated financial statements.

                                FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 1 of 2)
                  Six Months Ended October 31, 1994 and 1993
                                 (Thousands)


                                                    1994          1993
                                                -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from real estate operations
    and other                                   $   54,922    $   42,610
  Cash received from magazine circulation
    operations, net of publisher payments           23,420        11,144
  Interest received                                    619           560
  Cash paid to suppliers and employees             (69,228)      (47,725)
  Cash paid to acquire land                            (43)            -
  Interest paid                                     (2,222)       (2,642)
  Income taxes paid                                    (58)         (119)
                                                ----------    ----------
Net cash provided by operating activities            7,410         3,828
                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              (1,120)       (1,219)
  Other, net                                           600          (127)
                                                ----------    ----------
Net cash used by investing activities                 (520)       (1,346)
                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from debt financing                      10,451         6,272
  Principal debt payments                          (17,026)      (12,633)
  Proceeds from exercise of stock options              250            98
  Proceeds from sale of stock                            4             -
                                                ----------    ----------
Net cash used by financing activities               (6,321)       (6,263)
                                                ----------    ----------
Increase (decrease) in cash and temporary cash
investments                                            569        (3,781)
CASH AND TEMPORARY CASH INVESTMENTS, beginning
  of period                                          6,623         6,856
                                                ----------    ----------
CASH AND TEMPORARY CASH INVESTMENTS, end
  of period                                     $    7,192    $    3,075
                                                ==========    ==========

                                 FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 2 of 2)
                 Six Months Ended October 31, 1994 and 1993
                                 (Thousands)





                                                   1994          1993
                                                ----------    ----------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                      $    1,725    $      798
                                                ----------    ----------

Adjustments to reconcile net income to
  net cash provided by operating activities -

    Depreciation and amortization                    1,021           823
    Changes in assets and liabilities -
      Receivables                                    4,961        (5,961)
      Real estate inventory                          2,361        (2,985)
      Rental and other real estate projects          1,652         3,302
      Investment property                             (166)          466
      Other assets                                    (561)         (456)
      Accounts payable, deposits and
        accrued expenses                            (4,667)        7,562
      Deferred income taxes                          1,093           279
                                                ----------    ----------
          Total adjustments                          5,685         3,030
                                                ----------    ----------
          Net cash provided by
            operating activities                $    7,410    $    3,828
                                                ==========    ==========


Supplemental schedule of noncash investing activities (dollars in thousands per share amount):

Purchase of Capital Distribution Company assets
with 575,593 shares of AMREP Corporation stock
valued at $7.125 per share.                    $         -    $    4,101

                                               ===========    ==========


See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Unaudited)
              Three Months Ended October 31, 1994 and 1993



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

                                  FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Page 1 of 2)
                              October 31, 1994



     RESULTS OF OPERATIONS
     ---------------------
     The improvement in the results for the six months and second quarter as compared to the similar periods last year reflects an increase in gross profit from housing sales of approximately $1,400,000 and $750,000, respectively, and an increase in the pretax income from Kable News operations of approximately $520,000 and $230,000, respectively. In addition, income from interest and other operations increased by approximately $430,000 and $200,000, respectively. This was due primarily to the reversal in the first quarter this year of cost estimates which were not incurred, increased profits from AMREP Solutions and cost incurred last year at the Brandywine and Country Meadows housing projects which were in their start-up phase and included in other operations. Also, the six months and second quarter of fiscal 1994 results include a loss of $1,599,000 and $860,000, respectively, from rental projects, principally The Classic at West Palm Beach, compared to $340,000 and $307,000, respectively, in the similar periods this year.

     These operating improvements were offset by a decrease in gross profit from land sales of approximately $1,320,000 and $350,000, respectively as compared to the similar periods last year; and a $620,000 increase in real estate commissions and selling expenses in the second quarter this year as compared to the similar period last year primarily due to increased closings at the Brandywine and Country Meadows housing projects which were in their start-up phase last year and increased selling prices and home closings at Rio Rancho.

     The increases in gross profit from housing sales was due to increased volume and increases in housing prices. The number of housing units closed increased by 60 units, from 366 to 426, in the six months fiscal 1995, and by 38 units, from 173 to 211, in the second quarter fiscal 1995, as compared to the similar periods last year.

     The increase in pretax income from Kable News operations in the six months and second quarter fiscal 1995 as compared to the similar periods last year (from approximately $1,710,000 last year to $2,230,000 this year in the six months and from $1,120,000 last

                                 FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Page 2 of 2)
                              October 31, 1994





     year to $1,350,000 this year in the second quarter) primarily reflects substantially improved results from newsstand revenues related to the acquisition of newsstand distribution contracts of Capital Distributing Company in August 1993.

     The increase in interest expenses in the six months and second quarter of fiscal 1995 as compared to the similar periods last year is due to increased borrowings related to real estate operations and Kable News operations and an increase in the prime interest rate. This increase was partially offset by capitalization of interest on construction projects this year.

                                PART II

                           Other Information
                           -----------------


     Item 4.  Submission of Matters to Vote of Security Holders
     -------  -------------------------------------------------

              (a) The Annual Meeting of Shareholders was held on September 23, 1994.

              (b) At the meeting, Edward B. Cloues, II, David N. Dinkins, Harvey I. Freeman and James Wall were elected as directors. The terms of office as directors of Jerome Belson, Joseph Cohen, Daniel Friedman, Anthony Gliedman, Nick G. Karabots, Samuel N. Seidman and Mohan Vachani continued after the meeting.

              (c)    Shareholders  cast  votes  for  the  election   of
              directors as follows:

                     Nominee            "For"           "Withheld"
              --------------------    ---------       -------------
              Edward B. Cloues, II    6,327,165           87,608
              David N. Dinkins        5,974,989          439,784
              Harvey I. Freeman       6,341,961           72,812
              James Wall              6,332,015           82,758


     Item 6.  Exhibits and Reports on Form 8-K
     -------  --------------------------------

              (a)  Exhibits:

                   27.   Financial Data Schedule

              (b)  Reports on Form 8-K:

                   No reports on Form 8-K were filed by Registrant during the three months ended October 31, 1994.

                                   SIGNATURES
                                   ----------




              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  AMREP CORPORATION
                                                     (Registrant)





          Dated:  December 14, 1994      By:   /s/ Anthony B. Gliedman
                                               -----------------------
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and President



          Dated:  December 14, 1994      By:   /s/ Rudolph J. Skalka
                                               -----------------------
                                               Vice President, Finance
                                               and Principal Accounting
                                               Officer

                                  EXHIBIT INDEX
                                  -------------


          27.     Financial Data Schedule