Form 10-Q/A
period 1994-10-31
AMREP CORP
filed 1995-02-08
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-Q/A-1

         [X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            October 31, 1994
                                    ------------------------------------
     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    --------------
     Commission File Number  1-4702
                            --------
      AMREP Corporation
     ------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Oklahoma                                          59-0936128
     ------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

      641 Lexington Avenue, Sixth Floor, New York, New York  10022
     ------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code   (212) 705-4700
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

               Yes     X                No
                   --------                 -------
     Number of Shares of Common Stock, par value $.10 per share, outstanding at December 13, 1994 - 7,387,275.

     The registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended October 31, 1994, as set forth in the pages attached hereto:

                    PART I. -  FINANCIAL INFORMATION
                      Item 1.  -  Financial Statements
                         Statements of Cash Flows (Unaudited)

                                FORM 10-Q/A-1
                     AMREP CORPORATION AND SUBSIDIARIES
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
                                                ==========    ==========

                                 FORM 10-Q/A-1
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 2 of 2)
                 Six Months Ended October 31, 1994 and 1993
                                 (Thousands)





                                                   1994          1993
                                                -----------   -----------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                      $    1,725    $      798
                                                ----------    ----------

Adjustments to reconcile net income to
  net cash provided by operating activities -

    Depreciation and amortization                    3,008         2,590
    Changes in assets and liabilities -
      Receivables                                    4,961        (5,961)
      Real estate inventory                          2,361        (2,985)
      Rental and other real estate projects          1,652         3,302
      Investment property                             (166)          466
      Other assets                                  (2,557)       (2,223)
      Accounts payable, deposits and
        accrued expenses                            (4,667)        7,562
      Deferred income taxes                          1,093           279
                                                ----------    ----------
          Total adjustments                          5,685         3,030
                                                ----------    ----------
          Net cash provided by
            operating activities                $    7,410    $    3,828
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





                                                  AMREP CORPORATION
                                                     (Registrant)





          Dated:  February 6, 1995       By:   /s/ Anthony B. Gliedman
                                               -----------------------
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and President



          Dated:  February 6, 1995       By:   /s/ Rudolph J. Skalka
                                               -----------------------
                                               Vice President, Finance
                                               and Principal Accounting
                                               Officer