Form 10-Q
period 1995-01-31
AMREP CORP
filed 1995-03-17
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            January 31, 1995
                                   -------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    --------------

     Commission File Number  1-4702
                           ---------

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

     Number of Shares of Common Stock, par value $.10 per share, outstanding at March 15, 1995 - 7,393,775.



                                  FORM 10-Q

                     AMREP CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----


 PART I                                                          PAGE NO.
 ------                                                          --------

 Consolidated Financial Statements:

   Balance Sheets
     January 31, 1995 (Unaudited) and
     April 30, 1994 (Audited)                                       1

   Statements of Operations and Retained Earnings (Unaudited)
     Nine Months Ended January 31, 1995 and 1994                    2
     Three Months Ended January 31, 1995 and 1994                   3

   Statements of Cash Flows (Unaudited)
     Nine Months Ended January 31, 1995 and 1994                   4-5

   Notes to Consolidated Financial Statements                      6-7

 Management's Discussion and Analysis                              8-9



 PART II
 -------

 Other Information                                                 10

 Signatures                                                        11

 Exhibit Index                                                     12

                                FORM 10-Q
                    AMREP CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                     January 31, 1995 and April 30, 1994
             (Thousands, except par value and number of shares)

                                                January 31,   April 30,
                                                    1995        1994
                                                -----------   ---------
                                                (Unaudited)   (Audited)
   ASSETS
   ------
   Cash and temporary cash investments             $  7,979    $  6,623
   Receivables, net:
     Real estate operations                          10,570      13,122
     Magazine circulation operations                 39,786      34,281
   Real estate inventory                             71,263      71,102
   Rental and other real estate projects             11,591      14,174
   Investment property                                8,798       8,604
   Property, plant and equipment-at cost-
     net of accumulated depreciation and
     amortization:  January -  $10,757
                    April   -  $10,774               13,589      12,103
   Other assets                                      13,920      13,643
   Excess of cost of subsidiary over net
     assets acquired                                  5,205       5,205
                                                   --------    --------
                                                   $182,701    $178,857
                                                   ========    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
   Accounts payable, deposits and
     accrued expenses                              $ 34,370    $ 31,915
   Notes payable:
     Amounts due within one year                     14,114      12,725
     Amounts subsequently due                        37,435      38,013
   Project financing                                  3,404       6,205
   Collateralized mortgage obligations                2,577       4,406
   Deferred income taxes                             26,024      24,164
                                                   --------    --------
                                                    117,924     117,428
                                                   --------    --------
   Shareholders' equity:
     Common stock - $.10 par value
       authorized:  20,000,000 shares
       issued:      January - 7,387,525 shares
                    April   - 7,297,625 shares          739         730
     Capital contributed in excess of par value      44,874      44,435
     Retained earnings                               19,164      16,264
                                                   --------    --------
                                                     64,777      61,429
                                                   --------    --------
                                                   $182,701    $178,857
                                                   ========    ========

   See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Consolidated Statements of Operations and Retained Earnings (Unaudited)
              Nine Months Ended January 31, 1995 and 1994
            (Thousands, except shares and per share amounts)

                                              1995           1994
                                          ------------   ------------
REVENUES
- --------
  Real estate operations:
    Home and condominium sales            $     64,081   $     49,014
    Land sales                                   8,703          9,574
    Rental projects                                  -          3,328
                                          ------------   ------------
                                                72,784         61,916

  Magazine circulation operations               31,945         25,241
  Interest and other operations                  4,897          4,329
                                          ------------   ------------
                                               109,626         91,486
                                          ------------   ------------
COSTS AND EXPENSES
- ------------------
  Real estate cost of sales                     59,490         46,237
  Operating expenses:
    Magazine circulation operations             23,731         18,233
    Rental projects                                607          5,091
    Real estate commissions and selling          4,558          3,598
    Other                                        4,600          3,907
  General and administrative:
    Real estate operations and corporate         5,560          6,143
    Magazine circulation operations              3,825          3,795
  Interest, net                                  2,437          2,124
                                          ------------   ------------
                                               104,808         89,128
                                          ------------   ------------
    Income before provision
      for income taxes                           4,818          2,358

PROVISION FOR INCOME TAXES                       1,918            896
                                          ------------   ------------
    Net income                                   2,900          1,462

RETAINED EARNINGS, beginning of period          16,264         13,892
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     19,164   $     15,354
                                          ============   ============
NET INCOME PER SHARE                      $       0.40   $       0.21
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,329,818      7,024,223
                                          ============   ============

See notes to consolidated financial statements.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations and Retained Earnings (Unaudited)
               Three Months Ended January 31, 1995 and 1994
             (Thousands, except shares and per share amounts)

                                              1995          1994
                                          ------------   -----------
REVENUES
- --------
  Real estate operations:
    Home and condominium sales            $     21,270   $     17,190
    Land sales                                   3,738          3,277
    Rental projects                                  -            413
                                          ------------   ------------
                                                25,008         20,880

  Magazine circulation operations               11,677          9,108
  Interest and other operations                  1,275          1,394
                                          ------------   ------------
                                                37,960         31,382
                                          ------------   ------------
COSTS AND EXPENSES
- ------------------
  Real estate cost of sales                     19,978         16,305
  Operating expenses:
    Magazine circulation operations              8,626          6,633
    Rental projects                                267            577
    Real estate commissions and selling          1,594          1,187
    Other                                        1,427          1,194
  General and administrative:
    Real estate operations and corporate         1,882          2,377
    Magazine circulation operations              1,347          1,278
  Interest, net                                    886            760
                                          ------------   ------------
                                                36,007         30,311
                                          ------------   ------------
    Income before provision
      for income taxes                           1,953          1,071

PROVISION FOR INCOME TAXES                         778            407
                                          ------------   ------------
    Net income                                   1,175            664

RETAINED EARNINGS, beginning of period          17,989         14,690
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     19,164   $     15,354
                                          ============   ============
NET INCOME PER SHARE                      $       0.16   $       0.09
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,367,552      7,276,052
                                          ============   ============

See notes to consolidated financial statements.

                                FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 1 of 2)
                 Nine Months Ended January 31, 1995 and 1994
                                 (Thousands)

                                                    1995          1994
                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from real estate operations
    and other                                   $   79,753    $   64,195
  Cash received from magazine circulation
    operations, net of publisher payments           27,848        19,756
  Interest received                                    812           813
  Cash paid to suppliers and employees             (97,284)      (79,764)
  Cash paid to acquire land                            (67)       (1,473)
  Interest paid                                     (3,015)       (2,909)
  Income taxes paid                                    (58)          (27)
                                                ----------    ----------
Net cash provided by operating activities            7,989           591
                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              (2,007)       (1,580)
  Proceeds from restructuring of general
    partnership interest of The Classic
    at West Palm Beach                                   -           400
  Payment for purchase of Fulfillment
    Corporation of America, net of cash acquired    (1,744)            -
  Other, net                                           600          (249)
                                                ----------    ----------
Net cash used by investing activities               (3,151)       (1,429)
                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from debt financing                      24,411        15,274
  Principal debt payments                          (28,341)      (16,735)
  Proceeds from exercise of stock options              448           100
  Proceeds from sale of stock                            -           161
                                                ----------    ----------
Net cash used by financing activities               (3,482)       (1,200)
                                                ----------    ----------
Increase (decrease) in cash and temporary cash
  investments                                        1,356        (2,038)
CASH AND TEMPORARY CASH INVESTMENTS, beginning
  of period                                          6,623         6,856
                                                ----------    ----------
CASH AND TEMPORARY CASH INVESTMENTS, end
  of period                                     $    7,979    $    4,818
                                                ==========    ==========
See notes to consolidated financial statements.

                                       -4-
                                 FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 2 of 2)
                 Nine Months Ended January 31, 1995 and 1994
                                 (Thousands)


                                                   1995          1994
                                                ----------    ----------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                      $    2,900    $    1,462
                                                ----------    ----------

Adjustments to reconcile net income to
  net cash provided by operating activities -

    Depreciation and amortization                    4,699         4,064
    Changes in assets and liabilities -
      Receivables                                     (190)       (6,586)
      Real estate inventory                           (161)       (7,790)
      Rental and other real estate projects          2,583         5,184
      Investment property                             (194)          547
      Other assets                                  (3,634)       (3,337)
      Accounts payable, deposits and
        accrued expenses                               126         6,268
      Deferred income taxes                          1,860           779
                                                ----------    ----------
          Total adjustments                          5,089          (871)
                                                ----------    ----------
          Net cash provided by
            operating activities                $    7,989    $      591
                                                ==========    ==========


Supplemental schedule of noncash investing activities (dollars in thousands):

Stock issuance in connection with purchase
  of magazine circulation operations assets:    $        -    $    4,101

Restructuring of general partnership interest in The Classic at West Palm, resulting in decreases in the following:

    Rental project inventory                    $        -    $   23,550

    Accounts payable, deposits payable, and
      accrued expenses                                   -           679

    Project financing                                    -        22,471


See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Notes to Consolidated Financial Statements (Unaudited) (Page 1 of 2)
              Nine Months Ended January 31, 1995 and 1994

 Note 1:
 -------  The  January  31,   1994,  financial  statements  have   been
          reclassified to conform to the presentation used at January 31, 1995, and such reclassifications were not material.

 Note 2:
 -------  FULFILLMENT SERVICE ACQUISITION
          In January 1995, Kable Fulfillment Services of Ohio, Inc. (a wholly-owned subsidiary of the Company) acquired assets and liabilities of Fulfillment Corporation of America (FCA), an Ohio based subscription service operation. The purchase price of FCA was $2,070,000, and the Company accounted for the acquisition using the purchase method of accounting. The allocation of the purchase price is preliminary and will be finalized upon the completion of the Company's evaluation of certain obligations of FCA prior to the merger and acquisition related costs. Accordingly, further adjustments may result.

          The following unaudited condensed consolidated pro forma income statements reflect the combined results of operations for the nine months ended January 31, 1995, and 1994, as if the acquisition had been consummated on May 1, 1993. In addition, they include purchase accounting adjustments reducing depreciation and amortization, and increasing interest expense associated with additional borrowings to finance the acquisition.

                                              (Thousands, except
                                                per share amounts)
                                              1995          1994
                                            --------      --------

          Total revenues                    $117,854      $101,799
          Total costs and expenses           113,329       100,297
                                            --------      --------
          Income before income taxes           4,525         1,502
          Provision for income taxes -
           (39.8% for 1995 and 38% for 1994)   1,801           571
                                            --------      --------
          Net income                        $  2,724      $    931
                                            ========      ========
          Net income per share              $   0.37      $   0.13
                                            ========      ========


                                       -6-
                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Notes to Consolidated Financial Statements (Unaudited) (Page 2 of 2)
              Nine Months Ended January 31, 1995 and 1994




 Note 3:
 ------- The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


























                                       -7-
                                  FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Page 1 of 2)
                              January 31, 1995



     FINANCIAL CONDITIONS
     --------------------
     The acquisition of the assets and liabilities of Fulfillment Corporation of America (FCA) by Kable Fulfillment Services of Ohio, Inc. (See Note 2) for the purchase price of $2,070,000 was financed by additional borrowings.

     RESULTS OF OPERATIONS
     ---------------------
     The improvement in the results for the nine months and third quarter as compared to the similar periods last year reflects an increase in gross profit from housing sales of approximately $1,970,000 and $570,000, respectively, and an increase in the pretax income from Kable News operations of approximately $850,000 and $330,000, respectively. In addition, general and administrative expenses related to real estate and corporate decreased approximately $580,000 and $500,000, respectively, primarily due to lower legal costs and consulting fees. The third quarter this year reflects an increase in gross profit from land sales of approximately $300,000, as compared to the third quarter last year. Also, the nine months of fiscal 1994 results include a loss of $1,763,000 from rental projects, principally The Classic at West Palm Beach, compared to $607,000 in the nine months this year.

     These operating improvements were offset by a decrease in gross profit from land sales of approximately $1,020,000 in the nine months this year as compared to the similar period last year. In addition, increased real estate commissions and selling expenses increased in the nine months and third quarter this year by $960,000 and $400,000, respectively, as compared to the similar periods last year. These increases were in proportion to the increased revenues at the Brandywine and Country Meadows housing projects (which were in their start-up phase last year) and to the increase in revenue at Rio Rancho.

     The increase in gross profit from housing sales was primarily due to increased volume and increases in housing prices. The number of housing units closed increased by 73 units, from 558 to 631, in the nine months fiscal 1995, and by 13 units, from 192 to 205, in the third quarter fiscal 1995, as compared to the similar periods last year.





                                       -8-
                                 FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Page 2 of 2)
                              January 31, 1995




     The increase in pretax income from Kable News operations in the nine months and third quarter fiscal 1995, as compared to the similar periods last year, (from approximately $2,760,000 last year to $3,610,000 this year in the nine months and from $1,050,000 last year to $1,380,000 this year in the third quarter) primarily reflects substantially improved results from newsstand operations.

     The increase in interest expense in the nine months and third quarter of fiscal 1995, as compared to the similar periods last year, is due to increased borrowings related to real estate operations and Kable News operations, and an increase in the prime interest rate. This increase was partially offset by capitalization of interest on construction projects this year.

                                PART II

                           Other Information
                           -----------------


     Item 6.  Exhibits and Reports on Form 8-K
     -------  --------------------------------

              (a)  Exhibits:

                    4. Third Amendment to Loan Agreement between
                       American National Bank and Trust Company of
                       Chicago, and Kable News Company, Inc. dated
                       January 3, 1995.

                   27. Financial Data Schedule.

              (b)  Reports on Form 8-K:

                   During the quarter ended January 31, 1995,
                   Registrant filed a Current Report on Form 8-K (Date of earliest event reported: January 12, 1995) reporting under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits. Registrant will file any required Financial Statements and pro forma financial information not later than March 28, 1995 (the date which is 60 days after the date the Current Report on Form 8-K must be filed).

                                   SIGNATURES





              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  AMREP CORPORATION
                                                     (Registrant)





          Dated:  March 15, 1995         By:   /s/ Anthony B. Gliedman
                                               -----------------------
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and President



          Dated:  March 15, 1995         By:   /s/ Rudolph J. Skalka
                                               -----------------------
                                               Vice President, Finance
                                               and Principal Accounting
                                               Officer

                                  EXHIBIT INDEX
                                  -------------



           4.     Third Amendment to Loan Agreement between
                  American National Bank and Trust Company of
                  Chicago, and Kable News Company, Inc., dated
                  January 3, 1995.


          27.     Financial Data Schedule