Form 10-K
period 1995-04-30
AMREP CORP
filed 1995-07-28
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                            ACT OF 1934

For the fiscal year ended April 30, 1995      Commission File Number 1-4702
                          --------------                             ------
                                      OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -----------

  AMREP CORPORATION
  -----------------------------------------------------
  (Exact name of registrant as specified in its Charter)

  Oklahoma                                        59-0936128
  -------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

  641 Lexington Ave, New York, New York                        10022
  ---------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  212-541-7300
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the last sales price of such Common Stock on July 21, 1995, on the New York Stock Exchange Composite Tape: $29,481,660.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 21, 1995 - 7,395,677.


                DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents of Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 1995 Annual Meeting Part III

                           PART I



Item 1.   Business
- -------   --------

                          GENERAL

      The Company* is a real estate developer and builder of housing, national distributor of magazines and a provider of subscription fulfillment services for publishers. It is the developer and major builder of single-family homes at Rio Rancho, New Mexico and more recently has entered the Denver, Colorado homebuilding market. The Company also provides environmental and economic consulting and project management services.

      Data concerning Industry Segments is set forth in Note 14 of Notes to Consolidated Financial Statements. The Company's foreign sales and activities are not significant.

                   REAL ESTATE OPERATIONS

      Real Estate Operations consist of (i) the construction and sale of housing, (ii) the development and sale of housing sites, and (iii) the sale of tracts for residential, industrial and commercial uses.

HOUSING OPERATIONS

      The Company builds and markets low to medium priced housing, principally single-family homes ranging in size from approximately 800 to 2,800 square feet. It presently is building at Rio Rancho, New Mexico; Broomfield, Colorado; Parker, Colorado; and Freehold, New Jersey.

      A substantial majority of the Company's building is at Rio Rancho, where the prices of the homes and condominiums presently being sold by the Company range from approximately $64,300 to $185,000, although most are in the $95,000 to $150,000 range. In fiscal l995, the Company delivered 658 housing units at Rio Rancho at an average price of $94,300 whereas in fiscal l994 it delivered 637 housing units there at an average price of $82,500.
The Company does the development work at Rio Rancho.   See "DEVELOPMENT
OPERATIONS - Rio Rancho" for information concerning Rio Rancho.





* As used herein "Company" includes the Registrant and its subsidiaries unless the context indicates otherwise.

      The Company recently entered and has three active projects in the Colorado market. One is in Broomfield (a suburb of Denver), where it has a total of 196 lots, 70 of which were acquired already developed in February 1993 and the balance in March l994. Building at this project commenced in July 1993, and the Company is building homes there designed to sell at prices ranging from $119,000 to $144,000. In fiscal 1995 the Company delivered 82 homes at an average price of $128,000 whereas in fiscal 1994 it delivered 26 homes at an average price of $116,000.

      In November 1993, the Company acquired 101 partially developed lots in a project at Parker (also a suburb of Denver) and has completed the development work on all lots. Building at this project commenced in March 1994, and the Company is building homes there designed to sell at prices ranging from $125,000 to $150,000. In fiscal 1995 the Company delivered 48 homes at an average price of $133,600.

      In March l994 the Company purchased 484 acres of undeveloped residential property at a second location in Parker which has been zoned for approximately 1,800 homes. The Company began the development work in fiscal 1995 and anticipates it will commence building homes at this project during the current fiscal year. It plans to build homes there designed to sell in the $115,000 to $150,000 range. It also may sell lots or tracts from this property to other builders or developers.

      The Company was a limited partner with a one-third interest in a limited partnership which in 1990 commenced construction of a 390-unit townhouse project in Freehold, New Jersey. The project encountered financial difficulties and in August 1992 the partnership was restructured with a subsidiary of the Company becoming the sole general partner with a 50% interest. Pursuant to New Jersey law, 20% of the units must be priced substantially below market, but the remaining units may be sold at market (the "Market Price Units") and are designed to sell in the $106,000 to
$159,000 range.   From inception through April 1993, 70 units were
delivered. In fiscal 1995, 50 Market Price Units were delivered at an average price of $155,200 and 24 of the below market units were delivered at an average price of $55,800. In fiscal l994, 67 Market Price Units were delivered at an average price of $149,600 and 25 of the below market units were delivered at an average price of $53,850.

      Until January 1994, the Company was the general partner and majority owner of a limited partnership which owns a 300 unit "congregate living" rental facility in West Palm Beach, Florida. The facility, which was completed in fiscal l99l, was designed to provide alternative housing for active seniors. In January l994, an unrelated third party became the general partner of the partnership and the Company became a limited partner, but as a limited partner it continues to have an equity interest in the partnership. A subsidiary of the Company is continuing to manage the facility. Approximately 244 units currently are rented for terms of up to twelve months. 30 of the units were converted for operation as an Assisted Care Living Facility ("ACLF") in fiscal 1995 and those units are fully rented. An additional 30 units will be converted to an ACLF operation during the current fiscal year.

      Until fiscal 1994, AMREP and a subsidiary held all of the partnership interests in a limited partnership which owns 247 units of moderately-priced rental housing in Orlando, Florida. There then was a restructuring of that partnership in which an unrelated third party became the general partner and the Company became a 50% limited partner. A subsidiary of the Company continues to manage the project under a year-to-year contract. Substantially all of the units currently are leased for terms of from 6 to 12 months.

      The Company participates in a joint venture which builds single-family homes in the Eldorado at Santa Fe, New Mexico subdivision ("Eldorado"), although the Company is not the builder. In fiscal l995 the venture sold 14 homes. During fiscal 1995, a subsidiary of the Company entered into a joint venture arrangement (Saratoga Square Homes Joint Venture) for the development and construction of a 42 unit townhome project in Brooklyn, New York.

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

      The houses at the Freehold project are designed by an outside architect. A 75% owned subsidiary of the Company is the general contractor, but it employs subcontractors for all construction and site preparation work.

      The Company's housing is of frame construction and the Company has no reason to anticipate difficulty in obtaining all necessary materials as needed. At Rio Rancho and the Colorado projects, the Company enters into contracts with subcontractors and suppliers of materials pursuant to which prices are established for a specific period, generally six months. Such contracts are generally used for all subcontractors or all suppliers. The Company generally uses more than one subcontractor for each trade and more than one supplier of each type of material. However, at Rio Rancho particularly, a substantial increase in orders and a shortage of subcontractors caused production problems during fiscal 1994 and the early part of the past year. The Company addressed the situation with a number of measures, which included the adoption of a program of metered construction starts and work scheduling based on the availability of all trades to complete a house once started. As a result of these measures, construction time has been substantially reduced.

      The Company's construction and development departments are headquartered at Rio Rancho, New Mexico, but it has local project managers for its building activities elsewhere.

DEVELOPMENT OPERATIONS

      The Company develops the housing sites at Rio Rancho and at the 484 acre tract in Parker, Colorado. The development activity includes the obtaining of necessary governmental approvals, installation of utilities and necessary storm drains, and building or improving the roads. The engineering work is performed by both outside firms and Company employees, but development work generally is performed by outside contractors.

      The Company sells developed residential lots to outside builders at both Rio Rancho and Eldorado. In fiscal 1995, outside builders purchased 238 lots at Rio Rancho for an aggregate of $3,674,000 and 99 lots at Eldorado for an aggregate of $2,691,000.

  Rio Rancho

      This project consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 71,900 acres have been platted into approximately 107,700 homesite and commercial lots and 16,200 acres are dedicated to community facilities, roads and drainage. At April 30, 1995, a total of approximately 77,000 of the lots had been sold. The Company currently owns approximately 25,000 acres at Rio Rancho of which some 9,000 acres are in contiguous blocks suitable for development. The balance is in scattered lots which require the purchase of a sufficient number of adjoining lots to create tracts suitable for development. Rio Rancho (most of the populated portion of which is in an incorporated city) has a population of over 45,000.

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

      The commercial areas at Rio Rancho presently house in excess of 350 business and professional offices, seven shopping centers with over 900,000 square feet of store and office space, and a 55,000 square foot office building largely occupied by the Company. In addition, a number of individual office buildings and stores are located throughout the community. Seven financial institutions have offices at Rio Rancho. The industrial areas presently have approximately 70 buildings with over 2,145,000 square feet, including a manufacturing facility containing approximately 1,300,000 square feet built and used by Intel Corporation.

  Eldorado at Santa Fe

      This subdivision, consisting of approximately 6,000 acres platted into lots, is located 10 miles southeast of Santa Fe, New Mexico. Approximately 1,650 single-family homes have been built and sold at this subdivision. If the current rate of sales continues, the remaining inventory of approximately 175 lots at Eldorado will be sold during fiscal l997.


SALE OF NON-RESIDENTIAL TRACTS

      The Company sells developed and undeveloped tracts at Rio Rancho and may sell tracts from its 484 acre property in Parker, Colorado. In fiscal 1995 16 tracts were sold at Rio Rancho at prices ranging from approximately $40,000 to over $1,000,000.

MARKETING

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


BACKLOG

      Almost all contracts for the sale of housing sold by the Company are subject to the buyer's ability to obtain financing. The Company thus does not consider any such contracts to be firm, although historically approximately 80% of persons who signed contracts to purchase housing actually closed their purchase.

      At July 1, l995, the Company had signed contracts for the purchase of 389 units of housing for an aggregate purchase price of approximately $44,545,000 whereas at July l, l994 it had signed contracts for 614 units with an aggregate purchase price of approximately $60,900,000. The decrease in backlog at July 1, 1995 from the prior year is due, in part, to the construction scheduling improvements attained during fiscal 1995, as discussed above.

      At July l, l995, the Company had contracts for the sale of 240 lots to builders for an aggregate purchase price of $8,038,000 and three contracts for the sale of unimproved real estate for an aggregate purchase price of $3,700,000. At July 1, l994 it had contracts for the sale of 238 lots to builders for an aggregate purchase price of $7,200,000 and four contracts for the sale of unimproved real estate for an aggregate purchase price of $1,030,000.


COMPETITION

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

            MAGAZINE AND CIRCULATION OPERATIONS

        Through its wholly-owned subsidiary, Kable News Company, Inc., the Company (i) performs subscription fulfillment and related services and (ii) distributes periodicals nationally and in Canada and, to a small degree, overseas. Kable employs approximately 1,430 persons, approximately 1,200 of whom are involved in its fulfillment activities and 230 in distribution activities. Kable maintains state of the art computer hardware and software in support of its fulfillment and distribution operations.

FULFILLMENT SERVICES

        Kable's Fulfillment Services Division performs a number of fulfillment and fulfillment related activities, principally magazine subscription fulfillment services, list services and product fulfillment services. This Division has been growing rapidly in recent years, and the business was substantially increased with the acquisition by a subsidiary of Kable in January 1995 of the business of Fulfillment Corporation of America, Inc. ("FCA"), an Ohio based fulfillment company. The Division accounted for 54% of Kable's total revenues in fiscal l994 while it accounted for 59% in fiscal 1995 with revenues from FCA business only beginning in January 1995. During the first two months of the current fiscal year the Division generated 64% of Kable's revenues.

        In its magazine subscription fulfillment service, this Division processes new orders, receives and accounts for payments, prepares labels for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications, maintains the client's subscriber list and database, generates marketing and statistical reports, and prints forms and promotional materials for its client publishers. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications utilizing the broad capabilities of its extensive database system.

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

        Kable now performs fulfillment services for approximately 425 different magazine titles for some 280 clients. No fulfillment client accounted for as much as 10% of fulfillment revenues in fiscal l995. Kable maintains more than 21,300,000 active subscriber names for its client publishers. In a typical month Kable produces almost 21,200,000 mailing labels for its client publishers' printers and also produces and mails approximately 7,750,000 billing and renewal statements.

        There are a large number of companies which perform fulfillment services and with which Kable competes, two of which are many times larger than Kable. Since publishers utilize only a single fulfillment service for a particular publication, there is intensive competition to obtain fulfillment contracts with publishers. Kable has a staff whose primary duty is to solicit fulfillment business.

DISTRIBUTION

        In its distribution operation, Kable annually distributes magazines for over 270 publishers. No distribution client accounted for as much as 10% of distribution revenues in fiscal 1995. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers nearly 37,600,000 copies of the various titles. Typical of the industry, Kable purchases the publications from its publishers and sells them to approximately 360 independent wholesale distributors in the United States and Canada. The wholesale distributors in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. In fiscal 1995, distribution activities accounted for 41% of Kable's revenues.

        While Kable does not handle all publications of all of its publisher clients, it usually is the exclusive distributor for the publications it distributes. Kable generally does not physically handle any product. It determines in consultation with the wholesalers and publishers the number of copies of each issue to be distributed, and generates and delivers to each publisher's printer shipping instructions with the addresses of the wholesalers and the number of copies of product to be shipped to each. All magazines have an "off sale" date (generally the on-sale date of the next issue) following which the retailers return unsold copies to the wholesalers, who destroy them after accounting for returned merchandise in a manner satisfactory to Kable.

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


                    CONSULTING SERVICES

        In February 1992 the Company began providing environmental consulting services, and has expanded this operation to include economic development consulting and project management services.

                      COMPANY OFFICES

        Although the Company's principal executive offices are in New York City, its operations (other than Kable News) are centralized in Rio Rancho in a modern office building owned by the Company. Kable News has an executive and sales office in New York City, but its operations are centered in Mt. Morris, Illinois, and Marion, Ohio.

                         EMPLOYEES

        The Company has approximately 1,700 employees (including Kable), none of whom is represented by a union. The Company provides retirement, health and other benefits for its employees and considers its employee relations to be good.


Item 2.  Properties.
- -------  -----------
        The information contained in Item 1 of this report with respect to properties owned by the Company is hereby incorporated herein by reference.


Item 3.  Legal Proceedings.
- -------  ------------------
        The Registrant and/or its subsidiaries are involved in various claims and legal actions incident to their operations, which in the opinion of management based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Registrant and its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------  ----------------------------------------------------
        Not Applicable.

Executive Officers of Registrant
- --------------------------------
        Set forth below is certain information concerning persons who are executive officers of Registrant.

   Name                     Office Held                    Age
   ----                     -----------                    ---

Anthony B. Gliedman         Chairman of the Board,         53
                            President and Chief
                            Executive Officer of the
                            Registrant since July
                            1991; Executive
                            Vice President of Regis-
                            trant from December
                            1990 until July 1991;

   Name                     Office Held                    Age
   ----                     -----------                    ---

                            Executive Vice President
                            of the Trump Organization,
                            real estate development,
                            from prior to 1990 to
                            December 1990.

Daniel Friedman             Chairman of the Board          60
                            of Kable News Company, Inc.,
                            a wholly owned subsidiary of
                            Registrant, since prior to
                            1990; Senior Vice President
                            of the Registrant since
                            prior to 1990.

James Wall                  President of AMREP Southwest   58
                            Inc. ("ASI"), and of AMREP
                            Southeast, Inc., wholly
                            owned subsidiaries of
                            Registrant, since January
                            1991; Vice President of
                            ASI from prior to 1990
                            to January 1991; General
                            Manager of Southwest
                            Operations since prior
                            to 1990; Senior Vice
                            President of Registrant
                            since September 1991.


Harvey W. Schultz           Senior Vice President of       54
                            Registrant since March
                            1992; President of AMREP
                            Solutions, Inc., a wholly-
                            owned subsidiary of the
                            Registrant, since March
                            1992; President of HWS
                            Solutions, Inc.,
                            environmental consultants
                            from 1991 to March 1992;
                            President of Ocean View
                            Associates, real estate
                            development, and Senior
                            Vice President of Forest City
                            Ratner Companies, real estate
                            development, during 1990.

   Name                     Office Held                    Age
   ----                     -----------                    ---


Mohan Vachani               Senior Vice President -        53
                            Chief Financial Officer
                            of the Registrant since June
                            1993; Consultant to the
                            Registrant from September
                            1992 to June 1993;
                            Vice President-
                            Chief Financial Officer
                            of Bedford Properties,
                            Inc., real estate manage-
                            ment and development,
                            from prior to 1990 until
                            June 1993.

Valerie Asciutto            Vice President-General         42
                            Counsel of Registrant since
                            July 1992; Vice President -
                            Real Estate Lending of
                            Community Capital Bank
                            (commercial bank) from
                            September 1991 to May
                            1992; attorney in private
                            practice from prior to
                            1990 to September 1991.


        Each executive officer holds office until the first meeting of directors following the annual meeting of stockholders and until his or her successor is duly chosen and qualified.

                           PART II


Item 5.   Market for Registrant's Common Equity and
- -------   Related Stockholder Matters.
          ----------------------------

     The Registrant's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange under the symbol AXR. On July 19, 1995, there were approximately 2,400 holders of record of Registrant's Common Stock. Registrant has not paid any cash dividends, and it has agreed in connection with certain long-term borrowings not to pay cash dividends in amounts exceeding one-half of the Registrant's net worth. The range of high and low closing prices for the last two years by fiscal quarter, is presented below:

          FIRST          SECOND          THIRD          FOURTH
      ------------   -------------   -------------   ------------
       HIGH   LOW     HIGH    LOW     HIGH    LOW     HIGH   LOW
      ------ -----   ------  -----   ------  -----   ------ -----
1995    8    6 7/8    8 1/8  7 1/8    8 1/4  5 1/2   8 1/4  6 1/8
1994  7 1/2  5 1/2   10 1/8  6 1/4    9 3/4    7       9    7 5/8

Item 6.   Selected Financial Data.
- -------   ------------------------


                            (In thousands of dollars except per share amounts)
                                           Year Ended April 30,
                          ------------------------------------------------------
                             1995       1994       1993       1992       1991
                          ---------- ---------- ---------- ---------- ----------
Revenues                  $ 152,525  $ 126,088  $  93,660  $  73,365  $  69,567
Income (Loss)
 Continuing operations    $   4,015  $   2,372  $      41  $  (6,826) $  (6,161)
 Gain on sale of
  discontinued operations         -          -          -          -      1,873
                          ---------- ---------- ---------- ---------- ----------
Net Income (Loss)         $   4,015  $   2,372  $      41  $  (6,826) $  (4,288)
                          ========== ========== ========== ========== ==========

Income (Loss) Per Share
 Continuing operations    $    0.55  $    0.33  $    0.01  $   (1.03) $   (0.93)
 Gain on sale of
  discontinued operations         -          -          -          -       0.28
                          ---------- ---------- ---------- ---------- ----------
Net Income (Loss)
    Per Share             $    0.55  $    0.33  $    0.01  $   (1.03) $   (0.65)
                          ========== ========== ========== ========== ==========

Total Assets              $ 186,142  $ 178,857  $ 179,944  $ 168,390  $ 181,361
Notes Payable                56,229     50,738     31,899     34,462     37,914
Project Financing             2,891      6,205     41,228     32,164     32,251
Collateralized Mortgage
 Obligations                  2,533      4,406      6,473      7,390      8,407
Shareholders' Equity         65,921     61,429     54,102     54,055     60,881
Cash Dividends                    -          -          -          -          -

Item 7.   Management's Discussion and Analysis of Financial
- -------   Condition and Results of Operations.
          ------------------------------------

RESULTS OF OPERATIONS
- ---------------------
1995 versus 1994
- ----------------

     Total revenues for the year ended April 30, 1995 increased 21% over fiscal 1994, reflecting substantially higher revenues from both home and condominium sales and magazine circulation operations. Revenues from home and condominium sales increased approximately 30% in fiscal 1995 over 1994, resulting from an increase in both housing unit deliveries and the average revenues per housing unit closed. 862 housing units were delivered in 1995 compared to 758 in 1994, which results in part from the continued growth of the Company's Colorado operations, which were in the start-up phase during fiscal 1994. In addition, the average revenue per unit closed increased to $102,200 in 1995 from $89,100 in 1994, resulting from price increases and a shift to the building of larger, more expensive houses in Rio Rancho, as well as to the increased number of housing deliveries from the Company's Colorado home-building division, where average home prices are generally higher than those of Rio Rancho. The gross margin on housing sales was 13% and 12% in fiscal 1995 and 1994, respectively. Revenues from land sales were $11.7 million in fiscal 1995 and $13.1 million in 1994, with related gross margins of 56% in fiscal 1995 and 59% in 1994. The amount of revenues and related gross margin percentages from land sales varies from year to year as a result of the nature and timing of specific transactions, and is not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from housing and land sales increased by approximately $1.7 million in fiscal 1995 compared to the prior year.

     Revenues from magazine circulation operations increased 32% to $46.2 million in fiscal 1995 from 1994. The increase is due, in part, to the acquisition in January 1995 of the business of Fulfillment Corporation of America (see Note 2 of Notes to Consolidated Financial Statements ("Note"), and from the inclusion of a full year's results for certain newsstand distribution contracts acquired from Capital Distribution Company in August 1993, as well as from general growth in both fulfillment subscription and newsstand distribution services. Profit margins of the Newsstand and Fulfillment Divisions have historically been comparable, however, primarily as a result of the FCA acquisition, margins of the Fulfillment Division, have been adversely impacted during the transition period. It is expected that the profit margins of the divisions will generally be comparable upon completion of the transition period. Total operating expenses as a percent of circulation revenues were 74% in 1995 and 73% in 1994, and general and administrative expense was 12% and 13% of related revenues in fiscal 1995 and 1994, respectively. Primarily as a result of these factors, operating income from the magazine operations increased by approximately $1.8 million in fiscal 1995 over the prior year.

     Real estate commissions and selling expenses as a percent of related real estate revenues were 6.5% and 6.3% in fiscal 1995 and 1994, respectively. Real estate and corporate general and administrative expenses decreased from $8.1 million in fiscal 1994 to $7.6 million in fiscal 1995 due to lower consulting and legal expenses.

     Revenues less costs and expenses from interest and other operations increased by approximately $360,000, due to various non-recurring matters. In addition, as a result of the restructuring of the Company's equity interests in two rental projects in Florida in fiscal 1994, which resulted in the deconsolidation of these operations (see Note 5), there were no rental project revenues or gain on partnership restructuring in the current year, compared to $3.7 million and $1.2 million, respectively, in the prior year.

     Interest expense increased in fiscal 1995 due to higher interest rates, since a large portion of the Company's borrowings are related to the prime rate, as well as higher average borrowings. In addition, costs associated with rental projects decreased as a result of the deconsolidation of these operations as discussed above, partially offset by costs incurred in fiscal 1995 related to the funding of, and the establishment of a reserve for, certain continuing cash requirements of The Classic (see Note 5). Also, 1994 reflects a valuation provision of $1.1 million on Florida real estate not under current development which did not occur in 1995.

1994 versus 1993
- ----------------

     Total revenues for the year ended April 30, 1994 increased 35% over fiscal 1993, as a result of continued growth as discussed below.

     Revenues from home and condominium sales increased approximately 54% in fiscal 1994 from fiscal 1993, due primarily from an increase in housing unit deliveries to 758 in 1994 from 570 in 1993, which resulted in part from the initial deliveries of the Company's Colorado operations during fiscal 1994. In addition, the average revenue per unit closed increased to $89,100 in 1994 from $77,100 in fiscal 1993, which reflects price increases as well as a shift to the building of larger, more expensive houses. The gross margin on housing sales was 16% in fiscal 1993 and 12% in 1994, with the variation resulting from differences in developed lot costs in those years. Revenues from land sales were $13.1 million in 1994 and $8.0 million in 1993, with related gross margins of 59% in fiscal 1994 and 61% in 1993. The amount of revenues and related gross margin percentages from land sales varies as a result of the nature and timing of specific transactions, and is not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit in housing and land sales increased by approximately $4.0 million in fiscal 1994 over 1993.

     Revenues from magazine circulation operations increased 19% in fiscal 1994 from 1993. The increase is due, in part, to substantially improved results from newsstand revenues, primarily related to the acquisition of newsstand distribution contracts of Capital Distributing Company in August 1993. Operating expenses as a percent of magazine circulation revenues were 73% in both fiscal 1994 and 1993, and general and administrative expense decreased from 17% of related revenues in fiscal 1993 to 13% in fiscal 1994, as a result of improved efficiencies related to the increased volume.

Primarily as a result of these factors, operating income from the magazine circulation operations increased by approximately $2.0 million over the prior year.

     Real estate commissions and selling expenses as a percent of real estate revenues decreased from 8.9% to 6.3% of related revenues resulting from cost reduction measures and increased efficiencies related to volume growth. Real estate and corporate general and administrative expenses increased from $7.2 million to $8.1 million as a result of increased legal and certain other non-recurring expenses, whereas the prior year also included a refund of general insurance premiums and certain other non-recurring expense reductions.

     Revenue from interest and other operations declined approximately 14% in fiscal 1994 from 1993, due primarily to a $440,000 decrease in interest income from land sales receivables and mortgages securing collateralized mortgage obligations, an approximate $200,000 reduction in rental revenues in the Denver area as the rental units were sold by the end of fiscal 1993, and a non-recurring $200,000 gain from the sale of a commercial building in fiscal 1993. In addition, other operations costs related to the above other operations revenues increased approximately 15% to $5.3 million from $4.6 million in fiscal 1993, primarily due to increased costs at the Rio Rancho Country Club and certain other non-recurring expenses.

     Interest expense decreased by approximately $400,000 in fiscal 1994 from 1993, due to the increased amount of interest capitalized on construction projects which was partially offset by increased interest costs on higher borrowings. In addition, 1994 reflects a gain of $1.2 million recorded in connection with the restructuring of the Company's general partnership interest in the Colonial Pointe project (see Note 5) and a valuation provision of $1.1 million on Florida real estate not under current development which did not occur in 1993.

Inflation
- ---------

     During the past three years, revenues and costs have been affected to a modest extent by inflation.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     During the past several years, the Company has financed its operations from internally generated funds from home and land sales, magazine circulation operations and borrowings under its various lines-of-credit and construction loan agreements.

Cash Flows From Financing Activities-
- -------------------------------------

     At April 30, 1995, the Company had line-of-credit arrangements with several financial institutions collateralized by various assets which amounted to an aggregate borrowing availability of $44.75 million. One of these lines (under which $27.5 million was available against which approximately $25.2 million was outstanding as of April 30, 1995) is available for Kable News Company (Kable) operations. Borrowings under this line-of-credit, which expires August 31, 1996, must be collateralized 125% or more by certain Kable accounts receivable. The line-of-credit agreement limits the payment of dividends by, and loans from, Kable to the Company.

     The other lines-of-credit are used principally to support real estate construction in New Mexico. At April 30, 1995, they totaled $17.25 million against which approximately $11.5 million was drawn. These lines-of- credit are collateralized by certain real estate assets and are subject to various financial performance and other covenants. The Company also has borrowed in excess of $11.0 million in land acquisition, development and construction loans for its New Jersey and Colorado projects. A substantial amount of these loans originally were due to mature in fiscal 1996, but, renewals have been received on these credit arrangements, and, as a result, repayments are due at various dates during fiscal 1997. The Company is also having discussions with other lenders seeking additional working capital, although there are no assurances these discussions will be fruitful.

     Notes payable outstanding, including lines-of-credit discussed above, were $56.2 million at April 30, 1995, compared to $50.7 million at April 30, 1994, and $31.9 million at April 30, 1993. The increase at April 30, 1994, compared to April 30, 1993, was due principally to the acquisition and initial development work of projects in connection with the Company's expansion in Colorado. The increase at April 30, 1995, compared to the prior year, was due in part to the borrowing associated with the Company's acquisition of Fulfillment Corporation of America (see Note 2), as well as to increased construction activity in Colorado.

Cash Flows From Operating Activities-
- -------------------------------------

     Inventories amounted to $72.5 million at April 30, 1995 compared to $71.1 million and $48.0 million at April 30, 1994 and 1993, respectively. The increase at April 30, 1995 and 1994, over April 30, 1993 is due to the acquisition and initial development of several real estate projects in connection with the Company's expansion into the Colorado market. This activity also resulted in the increase in accounts payable, deposits and accrued expenses by approximately $8 million at April 30, 1995 and 1994 compared to fiscal 1993. Receivables increased by approximately $11.7 million at April 30, 1994 compared to April 30, 1993, and by $2.6 million at April 30, 1995 compared to the prior year resulting, in part, from an increase in related revenues.

Cash Flows From Investing Activities-
- -------------------------------------

     The Company believes that its available funds will be adequate to provide for capital expenditures, which are not expected to exceed $1.75 million in fiscal 1996.

     The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and development and construction loans will be sufficient to maintain liquidity at a satisfactory level subject to developments related to the dispute with the Internal Revenue Service described below.

     As discussed in Note 11 of Notes to Consolidated Financial Statements ("Note 11"), during fiscal year 1992 the Internal Revenue Service ("IRS") completed a review of the Company's tax returns for fiscal years 1984 through 1989. The Company believes it has reached agreement with the IRS on all but one of the adjustments proposed by the IRS and does not expect any significant additional tax liability from those issues. The remaining issue concerns the method by which the Company utilizes a provision of the Internal Revenue Code (the "Code") to adjust taxable income of Kable for the amount related to the return of magazines within a specified period following the close of the tax year. The Company, its outside accountants, its outside tax advisor and its outside counsel believe the Company's method is correct under the Code, although the IRS has issued regulations which require a contrary method. The matter is being reviewed within the appellate division of the IRS and the Company has been led to believe that the review will be completed by the end of the current fiscal year or the beginning of the next fiscal year. If the appellate division does not accede to the Company's position, the IRS will issue a notice of deficiency to the Company, and if that happens, the Company plans to commence a lawsuit against the IRS in the United States Tax Court. The Company has been informed that the IRS has issued notices of deficiency to two other taxpayers in which the IRS contests those taxpayers' adjustments to taxable income which were made in reliance on the same Code provision and use the same method as that used by the Company. Those taxpayers have commenced litigation against the IRS in the Tax Court. As set forth in Note 11, the total amount of taxes and interest which would be payable should the IRS ultimately prevail in all respects would be in excess of $37 million.

     The Company does not know whether the IRS will ultimately prevail and in any event believes it unlikely that the matter will be finally resolved before the beginning of its 1998 fiscal year. The Company has not identified sources of funds should the IRS prevail but, depending on the circumstances then present, the sources could involve the sale of equity, the sale of debentures and/or the sale of assets.



Item 8.   Financial Statements and Supplementary Data.
- -------   --------------------------------------------

               (See next page)

          Report of Independent Public Accountants
          ----------------------------------------


To the Shareholders and
  Board of Directors of
  AMREP Corporation:


We have audited the accompanying consolidated balance sheets of AMREP Corporation and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                       ARTHUR ANDERSEN LLP
New York, New York
June 23, 1995

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
         CONSOLIDATED BALANCE SHEETS  (Page 1 of 2)
         ------------------------------------------
                   APRIL 30, 1995 AND 1994
                   -----------------------
                (Dollar amounts in thousands)



                  ASSETS                       1995        1994
                  ------                    ----------  ---------
CASH AND CASH EQUIVALENTS                   $   9,266   $   6,623

RECEIVABLES, net:
 Real estate operations                        10,644      13,122
 Magazine circulation operations               39,391      34,281

REAL ESTATE INVENTORY                          72,464      71,102

RENTAL AND OTHER REAL ESTATE PROJECTS          11,622      14,174

INVESTMENT PROPERTY                             8,751       8,604

PROPERTY, PLANT AND EQUIPMENT,
 at cost, net of accumulated
 depreciation and amortization                 14,128      12,103

OTHER ASSETS                                   14,671      13,643

EXCESS OF COST OF SUBSIDIARY
 OVER NET ASSETS ACQUIRED                       5,205       5,205
                                            ----------  ---------
  TOTAL ASSETS                              $ 186,142   $ 178,857
                                            ==========  =========



















The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
         CONSOLIDATED BALANCE SHEETS  (Page 2 of 2)
         ------------------------------------------
                   APRIL 30, 1995 AND 1994
                   -----------------------
       (Dollar amounts in thousands except par value)


   LIABILITIES AND SHAREHOLDERS' EQUITY        1995       1994
   ------------------------------------     ----------  ---------
ACCOUNTS PAYABLE, DEPOSITS AND
 ACCRUED EXPENSES                           $  32,048   $  31,915

NOTES PAYABLE:
 Amounts due within one year                    6,214      12,725
 Amounts subsequently due                      50,015      38,013

RENTAL AND OTHER REAL ESTATE PROJECT
FINANCING                                       2,891       6,205

COLLATERALIZED MORTGAGE OBLIGATIONS             2,533       4,406

DEFERRED INCOME TAXES                          26,520      24,164
                                            ----------  ---------
  TOTAL LIABILITIES                           120,221     117,428
                                            ----------  ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value;
  shares authorized--20,000,000;
  shares issued and outstanding--
  7,393,650 in 1995, and 7,297,625 in 1994        739         730
 Capital contributed in excess of par value    44,903      44,435
 Retained earnings                             20,279      16,264
                                            ----------  ---------
  TOTAL SHAREHOLDERS' EQUITY                   65,921      61,429
                                            ----------  ---------
  TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                   $ 186,142   $ 178,857
                                            ==========  =========












The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
            CONSOLIDATED STATEMENTS OF OPERATIONS
            -------------------------------------
      (Amounts in thousands, except per share amounts)

                                       Year ended April 30,
                                 --------------------------------
                                    1995       1994       1993
                                 ---------- ---------- ----------
REVENUES:
 Real estate operations-
 Home and condominium sales      $  88,084  $  67,501  $  43,944
 Land sales                         11,734     13,126      8,004
 Rental projects                         -      3,741      5,845
 Gain on partnership restructuring       -      1,245          -
                                 ---------- ---------- ----------
                                    99,818     85,613     57,793

Magazine circulation operations     46,186     35,029     29,529
Interest and other operations        6,521      5,446      6,338
                                 ---------- ---------- ----------
                                   152,525    126,088     93,660
                                 ---------- ---------- ----------

COSTS AND EXPENSES:
 Real estate cost of sales          81,939     64,439     39,800
 Operating expenses-
  Magazine circulation operations   34,257     25,535     21,592
  Rental operations                    980      5,525      7,682
  Real estate commissions and
   selling                           6,492      5,060      4,623
  Other operations                   6,034      5,319      4,637
 General and administrative-
  Real estate operations and
    corporate                        7,621      8,146      7,164
  Magazine circulation operations    5,388      4,503      5,068
 Interest, net                       3,086      2,635      3,028
 Real estate valuation provision         -      1,100          -
                                 ---------- ---------- ----------
                                   145,797    122,262     93,594
                                 ---------- ---------- ----------

Income before income taxes           6,728      3,826         66

PROVISION FOR INCOME TAXES           2,713      1,454         25
                                 ---------- ---------- ----------

NET INCOME                       $   4,015  $   2,372  $      41
                                 ========== ========== ==========
NET INCOME PER SHARE             $    0.55  $    0.33  $    0.01
                                 ========== ========== ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                 7,345      7,091      6,618
                                 ========== ========== ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       -----------------------------------------------
                   (Amounts in thousands)


                                                     Capital
                                                   Contributed
                                                        In
                                                      Excess
                                      Common Stock      of
                                      ------------      Par    Retained
                                   Shares    Amount    Value   Earnings   Total
                                   ------    ------    -----   --------   -----

BALANCE, April 30, 1992             6,618  $    662  $ 39,542  $13,851   $54,055

  Net income                            -         -         -       41        41

  Stock issuance                        1         -         6        -         6
                                 --------  --------  --------  --------  -------
BALANCE, April 30, 1993             6,619       662    39,548   13,892    54,102

  Net income                            -         -         -    2,372     2,372

  Stock issuance in connection
   with purchase of magazine
   circulation operations
   assets                             576        58     4,043        -     4,101

  Stock issuance in connection
   with restructuring of
   general partnership interest
   in The Classic                      66         7       589        -       596

  Exercise of stock options and
   other stock issuance                37         3       255        -       258
                                 --------  --------  --------  --------  -------

BALANCE, April 30, 1994             7,298       730    44,435   16,264    61,429

 Net income                             -         -         -    4,015     4,015

 Exercise of stock options             96         9       468        -       477
                                 --------  --------  --------  --------  -------

BALANCE, April 30, 1995             7,394  $    739  $ 44,903  $20,279   $65,921
                                 ========  ========  ========  ========  =======





The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Page 1 of 2)
     ---------------------------------------------------
                   (Amounts in thousands)

                                                                  Year ended April 30,
                                                          -----------------------------------
                                                              1995        1994        1993
                                                          ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $   4,015   $   2,372   $      41
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities-
  Depreciation and amortization and other                     6,687       5,478       4,507
  Real estate valuation provision                                 -       1,100           -
  Changes in assets and liabilities-
   Receivables - net                                            131     (11,709)      2,611
   Real estate inventory                                     (1,362)    (20,107)      2,102
   Rental and other real estate projects                      2,552       2,710      (1,233)
   Investment property                                         (147)      2,592         320
   Other assets                                              (5,800)     (5,137)     (4,408)
   Accounts payable, deposits and accrued expenses           (2,199)      8,785        (181)
   Deferred income taxes                                      2,356       1,773         974
  Gain on restructuring of general partnership interest in
   Colonial Pointe (1994) and sale of property, plant
   and equipment (1993)                                           -      (1,245)       (201)
                                                          ----------  ----------  -----------
    Net cash provided (used) by operating activities          6,233     (13,388)      4,532
                                                          ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                        (3,116)     (1,852)     (1,591)
 Proceeds from sale of property, plant and equipment              -           -       1,671
 Payment for Fulfillment Corporation of America - net        (1,744)          -           -
 Other - net                                                    600         400         319
                                                          ----------  ----------  -----------
    Net cash provided (used) by investing activities         (4,260)     (1,452)        399
                                                          ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing                                35,996      33,551      15,966
 Principal debt payments                                    (35,803)    (19,798)    (18,744)
 Proceeds from the sale of stock and
  exercise of stock options                                     477         854           -
                                                          ----------  ----------  -----------
    Net cash provided (used) by financing activities            670      14,607      (2,778)
                                                          ----------  ----------  -----------
    Increase (decrease) in cash and cash equivalents          2,643        (233)      2,153

CASH AND CASH EQUIVALENTS,
 beginning of year                                            6,623       6,856       4,703
                                                          ----------  ----------  -----------

CASH AND CASH EQUIVALENTS,
 end of year                                              $   9,266   $   6,623   $   6,856
                                                          ==========  ==========  ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Page 2 of 2)
     ---------------------------------------------------
                   (Amounts in thousands)

                                                                  Year ended April 30,
                                                          -----------------------------------
                                                              1995        1994        1993
                                                          ----------  ----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amounts capitalized               $   3,356   $   3,736   $   7,207
                                                          ==========  ==========  ===========
 Income taxes paid (refunded)                             $     233   $      29   $  (1,353)
                                                          ==========  ==========  ===========

SUPPLEMENTAL INFORMATION REGARDING NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
 Assets and liabilities assumed upon
  consolidation of PERMA                                  $       -   $       -   $  14,290
                                                          ==========  ==========  ===========
 Investment property received in
  satisfaction of receivables                             $       -   $       -   $   4,430
                                                          ==========  ==========  ===========
 Stock issuance in connection with purchase of
  magazine circulation operations assets                  $       -   $   4,101   $       -
                                                          ==========  ==========  ===========
 Restructuring of general partnership interests
  in The Classic and Colonial Pointe resulting
  in decreases in the following:
    Rental and other real estate projects                 $       -   $  31,880   $       -
    Accounts payable, deposits and accrued expenses               -         721           -
    Project financing                                             -      32,004           -
                                                          ==========  ==========  ===========




















The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING
     ---------------------------------------------------------
     POLICIES:
     ---------

     Principles of consolidation-
     ---------------------------
The consolidated financial statements include the accounts of AMREP Corporation (Company), an Oklahoma corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheets are presented in an unclassified format, since the Company operates in the real estate industry and its operating cycle is greater than one year.

     Home and condominium sales-
     --------------------------
Sales of homes and condominiums and related costs and expenses are recorded when title and other attributes of ownership have been conveyed to the buyer by means of a closing. Payments received from buyers prior to closing are recorded as deposits.

     Land sales-
     ----------
Land sales are recorded when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged and all conditions precedent to closing have been performed. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price. In the event the buyer defaults on his obligation, the property is taken back into inventory or investment property at its receivable balance, net of any deferred profit, but not in excess of fair market value less estimated costs to sell. Until a sale has been recorded, revenues are deferred and total customer payments are reflected as deposits.

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

     Environmental management and consulting-
     ---------------------------------------
Revenue from environmental consulting, planning and project management is generally recognized on a percentage of completion basis throughout the completion of the related contract. Revenues associated with these operations are included in "Interest and other operations" and the associated expenses are included in "Operating expenses-Other operations" in the accompanying consolidated statements of operations.

     Real estate inventory-
     ---------------------
Homes and condominiums completed or under construction are stated at the lower of net realizable value or cost, including interest costs capitalized during construction.

Land and improvements are stated at the lower of net realizable value or cost (except in certain instances where property is repossessed as discussed under "Land sales") which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes. These costs are allocated to individual homesites based upon the relative sales value of salable homesites within each section of a community.

Valuation reserves on real estate inventory are determined on a project by project basis.

     Investment property-
     -------------------
Investment property represents vacant, undeveloped land not held for sale in the normal course of business. Investment property is stated at the lower of net realizable value or cost, except in certain instances where property is repossessed as discussed under "Land sales".

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

     Net income per share-
     --------------------
Net income per common share outstanding is based on the weighted average number of common shares outstanding during each year. Common share equivalents (stock options) were excluded from the income per share computations because of their insignificant effect for all years presented.

     Consolidated statements of cash flows-
     -------------------------------------
Cash equivalents consist of short term, highly liquid investments which have an original maturity of ninety days or less.

     Financial statement presentation-
     --------------------------------
Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.

(2)  ACQUISITION:
     ------------
In January 1995, Kable Fulfillment Services of Ohio, Inc. (a wholly-owned affiliate of the Company) acquired certain assets and liabilities of Fulfillment Corporation of America (FCA), an Ohio-based subscription service operation. The purchase price of FCA was $2,070,000, and the Company accounted for the acquisition using the purchase method of accounting. The allocation of the purchase price is subject to finalization upon the completion of the Company's evaluation of certain obligations of FCA prior to the merger. Accordingly, further adjustments which are not expected to be material may result.

The following unaudited condensed consolidated pro forma income statements reflect the combined results of operations for fiscal 1995 and 1994, as if the acquisition had been consummated on May 1, 1993. In addition, they include purchase accounting adjustments reducing depreciation and amortization, and increasing interest expense associated with additional borrowings to finance the acquisition.

                                     1995          1994
                                  ----------    ----------
                                   (Thousands, except per
                                       share amounts)

Total revenues                    $  160,754    $  139,451
Total costs and expenses             153,302       136,078
                                  ----------    ----------

Income before income taxes             7,452         3,373
Provision for income taxes             3,003         1,282
                                  ----------    ----------

Net income                        $    4,449    $    2,091
                                  ==========    ==========

Net income per share              $     0.61    $     0.29
                                  ==========    ==========

The pro forma results are presented for informational purposes only and are not necessarily indicative of what results of operations actually would have been had such acquisition been consummated at the beginning of such period or of future operations or results.

(3)  RECEIVABLES:
     ------------
Receivables consist of:
                                            April 30,
                                     ------------------------
                                        1995          1994
                                     ----------    ----------
Real estate operations-
 Mortgage and other receivables      $   8,596     $   9,358
 Allowance for doubtful accounts          (608)         (693)
                                     ----------    ----------
                                         7,988         8,665

 Mortgages securing collateralized
  mortgage obligations (see Note 8)      2,656         4,457
                                     ----------    ----------
                                     $  10,644     $  13,122
                                     ==========    ==========

Magazine circulation operations-
 Accounts receivable (maturing
   within one year)                  $  96,362     $  88,636
 Allowances for-
  Estimated returns                    (55,565)      (53,035)
  Doubtful accounts                     (1,406)       (1,320)
                                     ----------    ----------
                                     $  39,391     $  34,281
                                     ==========    ==========

Mortgage and other receivables bear interest at rates ranging from 5.75% to 12% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line- of-credit utilized for the magazine circulation operations (See Note 8).

Receivables from real estate operations consist of amounts due from various parties primarily in the state of New Mexico active in real estate development and are generally collateralized by the related land. Receivables from magazine circulation operations consist of amounts due from a large number of payors involved in diverse activities and subject to differing economic conditions, which do not represent any concentrated credit risk to the Company.

Maturities of principal on real estate receivables, exclusive of mortgages securing collateralized mortgage obligations, at April 30, 1995, are as follows:

Year Ending April 30,
- ---------------------------
    (Thousands)

       1996                    $    4,917
       1997                         1,362
       1998                           938
       1999                           322
       2000                           165
    Thereafter                        892
                               -----------
                               $    8,596
                               ===========

(4) REAL ESTATE INVENTORY:
    ----------------------
Real estate inventory consists of:

                                                      April 30,
                                               ------------------------
                                                  1995          1994
                                               ----------    ----------
                                                     (Thousands)
Land and improvements held for sale or
 development, net of valuation reserves
 of $2,580 at April 30, 1995 and 1994          $  46,744     $  45,895

Homes-
 Land and improvements                             8,798         8,410
 Construction costs                               15,958        14,991

Condominiums-
 Land improvements                                    39           448
 Construction costs                                  925         1,358
                                               ----------    ----------
                                               $  72,464     $  71,102
                                               ==========    ==========

Accumulated capitalized interest costs included in real estate inventory at April 30, 1995 and 1994 were $2,894,000 and $1,787,000, respectively.
Interest costs capitalized during fiscal 1995, 1994 and 1993 were $1,817,000, $940,000, and $207,000, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 1995 and 1994 were $5,001,000 and $5,064,000, respectively. Real estate taxes capitalized during fiscal 1995, 1994, and 1993 were $133,000, $63,000 and $485,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $906,000, $509,000 and $417,000 in fiscal 1995, 1994 and 1993, respectively.

During fiscal 1994, the Company charged off certain real estate development costs totaling $1,700,000 on projects not under current development. This charge-off resulted from a 1994 provision of $1,100,000 and utilization of $600,000 of existing valuation reserves recorded in prior years.

(5) RENTAL AND OTHER REAL ESTATE PROJECTS:
    --------------------------------------
Investments in rental and other real estate projects consist of the following:

                                                      April 30,
                                               ------------------------
                                                  1995          1994
                                               ----------    ----------
                                                     (Thousands)
Rental project -
 The Classic limited partnership interest      $   2,353     $   1,862
PERMA (the Freehold Clark Limited
 Partnership) total assets                         9,269        12,312
                                               ----------    ----------
                                               $  11,622     $  14,174
                                               ==========    ==========

     The Classic-
     -----------
The Classic in West Palm Beach, Florida, a 300 unit congregate living facility was completed in fiscal 1991. In fiscal 1994, the company converted its general partner interest in The Classic at West Palm Beach Limited Partnership (The Classic) to a 50% limited partner interest for consideration of $400,000 paid by the new general partner. In addition, the project financing of The Classic was restructured whereby the Company paid $387,000 cash and issued 66,193 shares of the Company's common stock valued at $596,000 to the holder of The Classic obligation primarily for accrued interest and was released from its obligations under the financing arrangement. Accordingly, the Company discontinued consolidating The Classic into the accompanying consolidated financial statements and carries its net investment (which is expected to be realized through excess cash flows, as defined) on the cost recovery basis. In order to protect its net investment, the Company, thus far, is funding the cash requirements of The Classic, and in this regard, the Company established a $275,000 reserve in fiscal 1994 against which cash funded was applied. During fiscal 1995, the Company funded an additional $680,000 and established an additional reserve of $300,000 for estimated future cash requirements.

     Colonial Pointe-
     ---------------
In fiscal 1994, the Company entered into an agreement to sell its general partner interest in the Colonial Pointe Apartments Limited Partnership (Colonial Pointe) for a purchase price of $100,000 and became a 50% limited partner. In addition, the Company was relieved from its obligations under the Colonial Pointe project financing arrangements. Accordingly, the Company discontinued consolidating Colonial Pointe into the accompanying consolidated financial statements, recognized a gain of $1,245,000 and no longer carries an investment in Colonial Pointe.

     PERMA (the Freehold Clark Limited Partnership)-
     ----------------------------------------------
During fiscal 1990, the Company became a 33 1/3% limited partner of the Freehold Clark Associates Limited Partnership (Partnership). The Partnership was formed to develop and market a 390 unit condominium housing project in Freehold, New Jersey. On August 24, 1992, PERMA Corporation (PERMA), a wholly- owned subsidiary of the Company, became the general partner of the Partnership with a 50% ownership interest. In connection therewith, PERMA obtained a 75% ownership interest in a related construction company. As a result, the financial statements of these entities (collectively, the PERMA Project) are included in the Company's consolidated financial statements.

The investment in the PERMA Project and related project financing are as follows:

                                                      April 30,
                                               ------------------------
                                                  1995          1994
                                               ----------    ----------
                                                     (Thousands)

Land and improvements                          $   3,907     $   6,618
Homes inventory                                    4,213         3,769
                                               ----------    ----------
                                                   8,120        10,387

Other-
  Deposits in escrow and collateral accounts         342         1,012
  Other assets                                       807           913
                                               ----------    ----------
     Total investment                          $   9,269     $  12,312
                                               ==========    ==========

Project financing (see Note 8)                 $   2,891     $   6,205
                                               ==========    ==========

As of April 30, 1995, 236 units have been completed and closed. An additional 59 units are currently under construction, of which 39 units are sold but not yet closed.

Accumulated capitalized interest costs included in this project at April 30, 1995 and 1994 were $1,732,000 and $2,189,000, respectively. Interest costs capitalized during fiscal 1995, 1994 and 1993 were $863,000, $716,000 and $418,000, respectively. Accumulated capitalized real estate taxes included in this project at April 30, 1995 and 1994 were $0 and $65,000, respectively. Real estate taxes capitalized during fiscal 1995, 1994 and 1993 have been fully amortized and were $124,000, $95,000 and $21,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $1,509,000, $1,330,000 and $118,000 in fiscal 1995, 1994 and 1993, respectively.

     Saratoga Square Homes-
     ---------------------
During fiscal 1995, a subsidiary of the Company entered into a joint venture arrangement for the development and construction of a 42 unit townhome project in New York. As of April 30, 1995, the Company's investment in this project, which entitles it to a 50% general partnership interest and is accounted for on the equity method, as well as the total assets and liabilities of the joint venture, were not significant. In connection with this joint venture, the Company has guaranteed a construction loan, which expires December 1996. The maximum amount the joint venture may borrow under this arrangement is approximately $4.7 million, of which approximately $300,000 was outstanding as of April 30, 1995 and which is not included in the accompanying consolidated balance sheets.


(6)  PROPERTY, PLANT AND EQUIPMENT:
     ------------------------------
Property, plant and equipment consists of:
                                                      April 30,
                                               ------------------------
                                                  1995          1994
                                               ----------    ----------
                                                     (Thousands)

Land, buildings and improvements               $  10,973     $  10,167
Furniture and fixtures                             7,390         6,830
Utility plant and equipment                        4,886         4,017
Other                                              1,585         1,863
                                               ----------    ----------
                                                  24,834        22,877
Accumulated depreciation and
 amortization                                    (10,706)      (10,774)
                                               ----------    ----------
                                               $  14,128     $  12,103
                                               ==========    ==========

Depreciation and amortization (including amounts for rental and other real estate projects - see Note 5) charged to operations amounted to $1,356,000, $1,671,000 and $1,859,000 in fiscal 1995, 1994 and 1993, respectively.

(7)  OTHER ASSETS:
     -------------
Other assets are comprised of:
                                                        April 30,
                                                 ------------------------
                                                    1995          1994
                                                 ----------    ----------
                                                       (Thousands)

Prepaid expenses and other deferred charges      $   5,522     $   3,837
Purchased magazine distribution contracts,
 net of accumulated amortization of $749 and
 $321 for fiscal years 1995 and 1994,
 respectively                                        3,530         3,958
Security deposits                                    2,655         2,166
Escrow monies and collateral deposits                1,325         2,010
Other                                                1,639         1,672
                                                 ----------    ----------
                                                 $  14,671     $  13,643
                                                 ==========    ==========

During fiscal 1994, the Company purchased certain magazine distribution contracts from an unrelated party for 575,595 shares of the Company's common stock valued at $4,101,000. The total costs incurred in the purchase of the magazine distribution contracts including $178,100 of legal fees have been capitalized and are being amortized on the straight-line basis over the related contracts terms of ten years.

(8)  DEBT FINANCING:
     ---------------
Debt financing consists of:
                                                        April 30,
                                                 ------------------------
                                                    1995          1994
                                                 ----------    ----------
                                                       (Thousands)
Notes payable -
 Line-of-credit borrowings -
  Real estate operations and other               $  11,462     $   8,557
  Magazine circulation operations                   25,200        22,530
 Denver real estate operations                       8,804         7,745
 Mortgages and other notes payable                   6,057         5,895
 Fixed rate long-term note                           3,386         4,515
 Utility note payable                                1,320         1,496
                                                 ----------    ----------
                                                    56,229        50,738

PERMA Project financing (see Note 5)                 2,891         6,205

Collateralized mortgage obligations (see Note 3)     2,533         4,406
                                                 ----------    ----------
                                                 $  61,653     $  61,349
                                                 ==========    ==========

The aggregate amount of debt maturities (after giving effect to extensions and renewals finalized subsequent to April 30, 1995) is as follows:

                                                PERMA
                                                 and
                                            Collateralized
                                               Mortgage
  Year Ending April 30,     Notes Payable     Obligations       Total
 -----------------------   ---------------  --------------  ------------
                                    (Thousands)

         1996              $      6,214     $     2,891     $    9,105
         1997                    41,493               -         41,493
         1998                     4,446               -          4,446
         1999                     1,836               -          1,836
         2000                     1,595               -          1,595
      Thereafter                    645           2,533          3,178
                           ---------------  --------------  ------------
                           $     56,229     $     5,424     $   61,653
                           ===============  ==============  ============

     Line-of-credit borrowings-
     -------------------------
The Company has several line-of-credit arrangements with various financial institutions to support general corporate and real estate operations. These lines have a maximum amount available for borrowings of approximately $17.25 million, limited to available collateral, against which approximately $11.45 million were drawn as of April 30, 1995. These lines-of-credit bear interest ranging from prime (9% at April 30, 1995) plus 1% to 1.75% (with a weighted average effective rate of interest of 10.4% at April 30, 1995) and are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. Borrowings pursuant to these line-of-credit agreements are due at various dates during fiscal 1997. The president of one of the Company's subsidiaries, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which $10.75 million of these lines-of-credit were obtained.

At April 30, 1995, the Company had drawn $25.2 million against a $27.5 million line-of-credit arrangement which is generally restricted to magazine circulation operations. This line-of-credit agreement bears interest at prime plus .5% and is collateralized by accounts receivable arising from magazine circulation operations and contains various restrictive covenants which, among other things, limits the payments of dividends and loans from the magazine circulation subsidiary to the Company. Borrowings pursuant to this line-of-credit agreement are due August 31, 1996.

    Denver real estate operations-
    -----------------------------
The Company has entered into several construction loan agreements with financial institutions to finance certain of its real estate construction operations in Denver, Colorado with maximum amounts available for borrowing of approximately $11,700,000 limited to available collateral. As of April 30, 1995 and 1994, the outstanding balances on these construction loan agreements totaled $2,161,000 and $1,102,000, respectively. These borrowings bear interest at prime plus 1.5% to 2.5% per annum (with a weighted average effective rate of interest of 11.0% at April 30, 1995) and are payable as related home sales close, with the entire remaining balance due at various dates during fiscal 1996 and 1997. These borrowings are secured by the related real estate inventory.

During fiscal 1994, the Company entered into a note payable to a partnership in connection with the acquisition of land in Denver, Colorado. As of April 30, 1995 and 1994, the outstanding balance on this note was $6,643,000.
This note bears interest payable quarterly at prime, not to exceed 8% or less than 6% per annum, and is payable in annual principal payments beginning February 1, 1996, (ranging from $1,200,000 to $1,400,000) through maturity on February 1, 2000. This note is secured by the related land.

The Company anticipates renewing, extending or replacing certain of these construction loan agreements as they become due in fiscal 1996. The Company is also having discussions with other lenders seeking additional working capital, although there are no assurances these discussions will be fruitful.

    Mortgages and other notes payable-
    ---------------------------------
Mortgages and other notes payable had interest rates ranging from 6% to 11.5% at April 30, 1995, and are primarily collateralized by property, plant and equipment and certain land inventory.


     Fixed rate long-term note-
     -------------------------
During fiscal 1993, the Company exercised its option to exchange a $5,644,000 variable rate note maturing August 1, 1992 for a five-year, 7.464% fixed rate note with quarterly interest payments beginning November 1, 1992 and annual principal payments beginning August 1, 1993. As of April 30, 1995, the outstanding balance on this note was $3,386,000. This borrowing imposes restrictions on, among other things, consolidated debt, the sale of assets and properties other than in the ordinary course of business, mergers and liens, and the payment of cash dividends in amounts exceeding one-half of the Company's net worth.

    Utility note payable-
    --------------------
The Company has a note in the amount of $1,320,000 at April 30, 1995, maturing September 1, 1996 with monthly installments of principal and interest at 1.5% above the prime rate (9.0% at April 30, 1995). This note is collateralized by certain utility plant and equipment and other utility assets.

    PERMA project financing-
    -----------------------
The Company has outstanding borrowings related to the PERMA project totaling $2,891,000 at April 30, 1995 and $6,205,000 at April 30, 1994. Payments are
due as closings occur, including principal and interest at prime plus 1%, until maturity on December 31, 1995.

    Collateralized mortgage obligations-
    -----------------------------------
In fiscal years 1986 through 1988, AMREP Financial Corporation, a subsidiary of the Company, participated in the issuance of collateralized mortgage obligations (CMO's), with original principal balances aggregating $13,750,000, through an unrelated financial intermediary. Each series, (12 in total) was issued in three to five classes bearing interest at rates ranging from 7.6% to 12.5% per annum, with stated maturities, assuming no prepayments, from January, 2015 to October, 2017. CMO payment schedules vary with each series, and payments are due quarterly, semi-annually and annually. Actual maturities vary to the extent of principal prepayments on the mortgage loans collateralizing the CMO's. These CMO's are collateralized only by the principal and the accrued interest receivable (see Note 3) of the related mortgage loans.

(9)  BENEFIT PLANS:
     --------------
     Stock option plans-
     ------------------
A summary of activity in the Company's 1992 Stock Option Plan, the Non-Employee Directors Option Plan and the 1982 Incentive Stock Option Plan is presented below:

                                                    Year ended April 30,
                                            -----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  -----------
Common stock options outstanding at
 beginning of year                            249,325     248,000     285,250

Granted at $5.13 to $8.88 per share            96,500      43,000       5,000

Options exercised at $4.06 to $7.44
 per share                                    (96,025)    (16,547)     (1,500)

Expired or cancelled                          (24,200)    (25,128)    (40,750)
                                            ----------  ----------  -----------

Common stock options outstanding at
 end of year                                  225,600     249,325     248,000
                                            ==========  ==========  ===========
Available for future grant at year
 end                                          186,750     282,000     325,000
                                            ==========  ==========  ===========

During fiscal 1993, the shareholders approved the 1992 Stock Option Plan as well as the Non-Employee Directors Option Plan for which 315,000 and 15,000 shares, respectively, were reserved. At April 30, 1995, options to purchase 132,500 shares under the Stock Option Plan and 7,000 shares under the Non-Employee Directors Option Plan were outstanding at prices ranging from $5.13 to $8.88 per share and 181,250 and 5,500 shares were available for future grant, respectively.

The 1982 Incentive Stock Option Plan expired on June 30, 1992. However, options to purchase 86,100 shares remain outstanding at April 30, 1995 at a price of $4.75 per share.

Under the Company's 1992 Stock Option Plan shares are reserved for issuance to officers and other key employees. Options may be granted in such amounts, at such times, and with such exercise prices as the stock option committee may determine.

Outstanding options heretofore granted are exercisable over a two to four year period beginning one year from date of grant. As of April 30, 1995, 111,600 options were exercisable under the Company's stock option plans.

The Non-Employee Directors Option Plan provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable one year after the date of grant and expire five years after the date of grant.

     Savings plan-
     ------------
The Company has a savings plan to which the Company makes contributions.
The plan provides for Company contributions of 16 2/3% of eligible employees' defined contributions up to a maximum of 1% of such employees' compensation. The Company's contributions to the plan amounted to $125,000, $113,000 and $99,000, in fiscal 1995, 1994 and 1993, respectively.

     Retirement plans-
     ----------------
The Company has two retirement plans, including a plan assumed in connection with the acquisition of FCA (see Note 2), which are non-contributory, defined benefit plans which together cover substantially all full-time employees. The plans provide retirement benefits based on length of service and a percentage of qualifying compensation during employment. In fiscal 1995, 1994 and 1993, the Company contributed $952,000, $693,000 and
$806,000, respectively, to the plans. Assets are invested primarily in United States Treasury obligations, equity and debt securities and money market funds. Net periodic pension cost for fiscal 1995, 1994 and 1993 was comprised of the following components:

                                                    Year ended April 30,
                                            -----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  -----------
                                                        (Thousands)
Service cost - benefits
 earned during the period                   $     854   $     762   $      709
Interest cost on projected
 benefit obligation                             1,283       1,122        1,012
Actual return on assets                          (962)       (673)      (1,022)
Net amortization and deferral                    (449)       (599)        (132)
                                            ----------  ----------  -----------
Net periodic pension cost                   $     726   $     612   $      567
                                            ==========  ==========  ===========

Assumptions used in the accounting were:

                                                    Year ended April 30,
                                            -----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  -----------

Discount rates                                 8.00%       8.00%       8.25%
Rates of increase in compensation
 levels                                     4.50-5.00%     5.00%       5.25%
Expected long-term rate of return
 on assets                                  8.00-9.00%     9.00%       9.00%

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                      April 30,
                                               ------------------------
                                                  1995          1994
                                               ----------    ----------
                                                     (Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                    $  15,741     $  11,377
                                               ==========    ==========

  Accumulated benefit obligation               $  16,712     $  12,153
                                               ==========    ==========

  Projected benefit obligation                 $  20,188     $  15,468
Assets at fair value                              18,693        13,736
                                               ----------    ----------
Excess of projected benefit obligation
 over assets                                      (1,495)       (1,732)
Unrecognized net loss                              2,658         2,472
Unrecognized prior service cost (benefit)            (51)           99
Unrecognized net transition asset                   (278)         (417)
                                               ----------    ----------
Prepaid pension cost                           $     834     $     422
                                               ==========    ==========

(10)  INCOME TAXES:
      -------------
Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Adoption of SFAS No. 109 had no impact on the tax liability recorded by the Company as of the date of adoption. The Company accounted for income taxes under SFAS No. 96 during fiscal year 1993.
The provision for income taxes consists of the following:

                                                    Year ended April 30,
                                            -----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  -----------
                                                        (Thousands)
Current:
 Federal                                    $     232   $    (405)  $     (960)
 State and local                                  125          86           11
                                            ----------  ----------  -----------
                                                  357        (319)        (949)
                                            ----------  ----------  -----------

Deferred:
 Federal                                        2,105       3,980          982
 State and local                                  363         384           (8)
 Benefit for operating loss carryforwards           -      (5,826)           -
 Net change in valuation allowance               (112)      3,235            -
                                            ----------  ----------  -----------
                                                2,356       1,773          974
                                            ----------  ----------  -----------
Total provision for income taxes            $   2,713   $   1,454   $       25
                                            ==========  ==========  ===========

Components of net deferred income tax liability are as follows:

                                                      April 30,
                                               ------------------------
                                                  1995          1994
                                               ----------    ----------
                                                     (Thousands)
Deferred income tax assets-
 Tax loss carryforwards (Federal and state)    $   5,953     $   5,826
 Real estate inventory valuation                   1,454         1,607
 Other                                             1,090           708
                                               ----------    ----------

 Total deferred income tax assets                  8,497         8,141
                                               ----------    ----------
Deferred income tax liabilities-
 Installment sales                                (1,998)       (2,843)
 Reserve for periodicals and paperbacks          (20,032)      (16,853)
 Gain on partnership restructuring                  (473)         (473)
 Depreciable assets                                 (956)       (1,138)
 Expenses capitalized for financial reporting
  purposes, expensed for tax                      (2,127)       (1,967)
 Differences related to timing of partnership
  income                                          (1,545)       (1,033)
 Other                                            (4,763)       (4,763)
                                               ----------    ----------
 Total deferred income tax liability             (31,894)      (29,070)
                                               ----------    ----------
 Valuation allowance for realization of
  of state tax loss carryforwards                 (3,123)       (3,235)
                                               ----------    ----------
Net deferred income tax liability              $ (26,520)    $ (24,164)
                                               ==========    ==========

The following table reconciles taxes computed at the U.S. Federal statutory income tax rate to the Company's actual tax provision:

                                                    Year ended April 30,
                                            -----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  -----------
                                                        (Thousands)
Computed tax provision at
  statutory rate                            $   2,288   $   1,301   $      23
Increase (reduction) in tax resulting from:
  State income taxes, net of Federal
   income tax effect                              442         153           2
  Reduction in valuation alowance                (112)          -           -
  Other                                            95           -           -
                                            ----------  ----------  -----------
Actual tax provision                        $   2,713   $   1,454   $      25
                                            ==========  ==========  ===========

At April 30, 1995, the Company had Federal net operating loss carryforwards totaling $6,396,000, all of which expire in fiscal 2009.

(11) COMMITMENTS AND CONTINGENCIES:
     ------------------------------
     Noncancellable leases-
     ---------------------
The Company is obligated under long-term noncancellable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for fiscal 1995, 1994 and 1993 was approximately $3,737,000, $3,144,000 and $3,216,000, respectively. The approximate minimum rental commitments for years subsequent to April 30, 1995, are as follows:

              Year Ending April 30,
              ---------------------
                  (Thousands)

                     1996             $  2,276
                     1997                1,943
                     1998                1,355
                     1999                1,039
                     2000                  779
                  Thereafter             2,936
                                      --------
              Total future minimum
                rental payments       $ 10,328
                                      ========

     Revenue agent review-
     ---------------------
During fiscal year 1992, the Internal Revenue Service (IRS) completed a review of the Company's tax returns for fiscal years 1984 through 1989, and issued a report (RAR) thereon in which several adjustments were proposed. Management vigorously objected to all the significant proposed adjustments and believes it has reached agreement with the IRS on all but one of these adjustments without incurring any significant additional tax liability. The remaining issue concerns the method by which the Company utilizes a provision of the Internal Revenue Code (Code) to adjust taxable income for an amount related to the return of magazines within a specified period following the close of the tax year. Were the remaining such issue ultimately to be decided in favor of the IRS in every respect, a current obligation for taxes, which has already been recorded in the Company's financial statements as a deferred tax liability at an estimated amount for all tax years from 1984 through 1995 of approximately $20 million, would result. In addition, a liability for related interest for which no reserve has been recorded of approximately $17 million would result.

The RAR is currently under review within the appellate division of the IRS. Management continues to vigorously object to this entire proposed adjustment, and plans to continue using the methods of reporting transactions for income tax purposes which it has used in prior years. Management, its outside accountants, it outside tax advisor and outside counsel believe the Company's methods are, and have been, correct under the Code. However, the IRS has issued regulations which are contrary to the method by which the Company computed its deductions under the Code. It is not expected that the Company's dispute with the IRS will be resolved during the coming fiscal year due to the time requirements normally associated with the appellate process and the fact that, if it is ultimately necessary, the Company intends to undertake litigation to oppose any IRS determination. Accordingly, no amount is expected to be payable to the IRS as a result of the RAR within the coming year.

The Company and its outside counsel are of the view that it is more likely than not that the Company will ultimately prevail in its position and that the IRS regulations in this area will be declared invalid. Counsel has advised, however, that the issues involved are not free from doubt and that there can be no certainty that the administrative appeals process (or, if necessary, the courts) will ultimately rule in favor of the Company.

The IRS is in the process of conducting an audit of fiscal years 1990 through 1992, and has notified the Company that an audit of fiscal years 1993 through 1995 will also be conducted. Other than the disputed issue discussed and quantified above, no material adjustments are expected to arise as a result of this audit.

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

(12) LITIGATION:
     -----------
The Company and/or its subsidiaries are involved in various claims and legal actions incident to their operations, which in the opinion of management, based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the Company to disclose the estimated fair value of its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which the fair value differs from the carrying value.

     Mortgage receivables-
     --------------------
The fair value of the Company's long-term fixed-rate mortgage receivables is estimated to be $5.4 million versus a carrying amount of $5.5 million as of April 30, 1995 and $6.4 million versus a carrying amount of $6.2 million as of April 30, 1994, based on the discounted value of future cash flows using the current rates at which similar loans would be made.

     Notes payable-
     -------------
The fair value of the Company's long-term fixed-rate notes payable is estimated to be $13.1 million versus a carrying amount of $13.3 million as of April 30, 1995 and $8.9 million versus a carrying amount of $9.0 million as of April 30, 1994, based on the discounted value of future cash flows using the current rates at which the Company believes it could obtain similar financing.

     CMO's (liabilities) and related mortgages securing CMO's (assets)-
     -----------------------------------------------------------------
The fair value of the Company's mortgages securing CMO's (assets) of $2.7 million at April 30, 1995 and $4.6 million at April 30, 1994 (versus a carrying amount of $2.7 million at April 30, 1995 and $4.5 million at April 30, 1994) was estimated based on the present value of residual cash flows plus the fair value of the CMO's. The fair value of the CMO's (liabilities) was assumed to be equal to the outstanding principal balance plus accrued interest totaling $2.7 million at April 30, 1995 and $4.5 million at April 30, 1994.



(14) INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
     -------------------------------------------------------
     INDUSTRY SEGMENTS:
     ------------------
The Company operates principally in two industries, real estate and magazine circulation operations. Real estate operations involve the construction and sale of single- family homes, condominiums and other projects, as well as the subdivision of large tracts of land for sale to individuals, builders and others. Magazine circulation operations involve national and international distribution of periodicals and paperback books, and subscription fulfillment activities on behalf of various client publishers. Total revenue by industry includes revenues from unaffiliated customers as reported in the accompanying consolidated statements of operations. Operating income represents total revenue less operating expenses.

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

The following schedules set forth summarized data relative to the industry segments:

                                             Magazine
                              Real Estate   Circulation     Other
                              Operations    Operations    Operations   Corporate   Eliminations   Consolidated
                              ----------    ----------    ----------   ---------   ------------   ------------
1995 (Thousands):
 Net revenues from
   unaffiliated customers     $  105,060    $   46,595    $      870   $       -   $         -    $   152,525
 Intersegment revenues                 -             -            72           -           (72)             -
                              ----------    ----------    ----------   ---------   ------------   ------------
   Total revenue              $  105,060    $   46,595    $      942   $       -   $       (72)   $   152,525
                              ==========    ==========    ==========   =========   ============   ============


 Operating income             $    6,199    $    6,951    $      140   $       -   $       (72)   $    13,218
                              ==========    ==========    ==========   =========   ============

 Corporate expenses                                                                                    (3,404)
 Interest                                                                                              (3,086)
                                                                                                  ------------
    Income before
      provision for income
      taxes                                                                                       $     6,728
                                                                                                  ============

 Identifiable assets at
   April 30, 1995             $  122,654    $   60,957    $      551   $   1,980   $         -    $   186,142
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable depreciation    $      679    $      654    $        2   $      21   $         -    $     1,356
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable capital
   expenditures               $    1,205    $    2,150    $       29   $     123   $         -    $     3,507
                              ==========    ==========    ==========   =========   ============   ============

[CAPTION]

                                             Magazine
                              Real Estate   Circulation     Other
                              Operations    Operations    Operations   Corporate   Eliminations   Consolidated
                              ----------    ----------    ----------   ---------   ------------   ------------
1994 (Thousands):
 Net revenues from
   unaffiliated customers     $   90,113    $   35,128    $      847   $       -   $         -    $   126,088
 Intersegment revenues                 -            79            72           -          (151)             -
                              ----------    ----------    ----------   ---------   ------------   ------------
   Total revenue              $   90,113    $   35,207    $      919   $       -   $      (151)   $   126,088
                              ==========    ==========    ==========   =========   ============   ============


 Operating income             $    7,013    $    5,169    $      169   $       -   $      (151)   $    12,200
                              ==========    ==========    ==========   =========   ============

 Corporate expenses                                                                                    (3,684)
 Interest (including
   $2,055 in operating
   expenses-rental projects)                                                                           (4,690)
                                                                                                  ------------
    Income before
      provision for income
      taxes                                                                                       $     3,826
                                                                                                  ============

 Identifiable assets at
   April 30, 1994             $  125,620    $   51,135    $      405   $   1,697   $         -    $   178,857
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable depreciation    $    1,151    $      482    $        -   $      38   $         -    $     1,671
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable capital
   expenditures               $      996    $      848    $        -   $       8   $         -    $     1,852
                              ==========    ==========    ==========   =========   ============   ============

                                             Magazine
                              Real Estate   Circulation     Other
                              Operations    Operations    Operations   Corporate   Eliminations   Consolidated
                              ----------    ----------    ----------   ---------   ------------   ------------
1993 (Thousands):
 Net revenues from
   unaffiliated customers     $   63,244    $   29,627    $      789   $       -   $         -    $    93,660
 Intersegment revenues                 -           230            90           -          (320)             -
                              ----------    ----------    ----------   ---------   ------------   ------------

   Total revenue              $   63,244    $   29,857    $      879   $       -   $      (320)   $    93,660
                              ==========    ==========    ==========   =========   ============   ============


 Operating income             $    6,993    $    3,197    $      177   $       -   $      (320)   $    10,047
                              ==========    ==========    ==========   =========   ============

 Corporate expenses                                                                                     (3,730)
 Interest (including
   $3,223 in operating
   expenses-rental projects)                                                                            (6,251)
                                                                                                  -------------
    Income before
      provision for income
      taxes                                                                                       $         66
                                                                                                  ============
 Identifiable assets at
   April 30, 1993             $  142,593    $   35,093    $      277   $   1,981   $          -   $    179,944
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable depreciation    $    1,387    $      435    $        -   $      37   $          -   $      1,859
                              ==========    ==========    ==========   =========   ============   ============

 Identifiable capital
   expenditures               $    1,315    $      255    $        -   $      21   $          -   $      1,591
                              ==========    ==========    ==========   =========   ============   ============

Selected Quarterly Financial Data (Unaudited)

                           (In thousands of dollars except per share amounts)
                                            Quarter Ended
                          ---------------------------------------------------
                            July 31,    October 31,  January 31,   April 30,
                              1994         1994         1995         1995
                          ------------ ------------ ------------ ------------
Revenues                   $  35,755    $  35,911    $  37,960    $  42,899
Real estate cost of sales     19,925       19,587       19,978       22,448
Operating expenses            10,156       11,572       11,949       14,086

Net Income                 $   1,010    $     715    $   1,175    $   1,115
                          ============ ============ ============ ============

Net Income Per Share       $    0.14    $    0.10    $    0.16    $    0.15
                          ============ ============ ============ ============




                                            Quarter Ended
                          ---------------------------------------------------
                            July 31,    October 31,  January 31,   April 30,
                              1993         1993         1994         1994
                          ------------ ------------ ------------ ------------
Revenues                   $  31,012    $  29,092    $  31,382    $  34,602
Real estate cost of sales     15,782       14,150       16,305       18,202
Operating expenses (A)        10,553       10,911        9,804       10,171

Net Income (B)             $     634    $     164    $     664    $     910
                          ============ ============ ============ ============

Net Income Per Share (B)   $    0.10    $    0.02    $    0.09    $    0.12
                          ============ ============ ============ ============



(A) As discussed in Note 1 of Notes to Consolidated Financial Statements certain amounts have been reclassified to conform with fiscal year 1995 presentation.

(B) As discussed in Note 4 of Notes to Consolidated Financial Statements, during the fourth quarter of fiscal year 1994, the Company reduced the carrying value of real estate inventory by $1,100,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting
- -------    and Financial Disclosure.
           -------------------------

             Not Applicable.


                          PART III

        The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Voting Securities", "Security Ownership of Management", "Election of Directors", and "Executive compensation" in Registrant's definitive proxy statement for the 1995 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                          PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
- --------     Reports on Form 8-K.
             --------------------

             (a) 1. The following financial statements and supplementary financial information are filed as part of this report:

                  AMREP Corporation and Subsidiaries:

                       Report of Independent Public
                            Accountants -
                            Arthur Andersen LLP
                       Consolidated Balance Sheets - April 30,
                            1995 and 1994
                       Consolidated Statements of Operations for
                            the Three Years Ended April 30,
                            1995
                       Consolidated Statements of Shareholders'
                            Equity for the Three Years Ended
                            Apri1 30, 1995
                       Consolidated Statements of Cash Flows
                            for the Three Years Ended
                            April 30, 1995
                       Notes to Consolidated Financial
                            Statements
                       Selected Quarterly Financial Data

             2. The following financial statement schedules are filed as part of this report:

                       AMREP Corporation and Subsidiaries:


                        Schedule II       Valuation and Qualifying Accounts


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

        (b) During the quarter ended April 30, 1995, Registrant filed a Current Report on Form 8-K/A-1 dated March 27, 1995 reporting under Item 7. Financial Statements and Exhibits filing the following financial statements of Fulfillment Corporation of America:

                                1.   Audited Financial
                   Statements for the Twelve Months ended
                   December 31, 1993 and 1992.

                                2.   Unaudited Statements
                   of Operations and Statements of Cash Flows for the Nine Months ended September 30, 1994 and 1993, Balance Sheet as of September 30, 1994, and Notes to Financial Statements.

                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMREP CORPORATION
                                  (Registrant)

Dated:  July 28, 1995         By /s/ Mohan Vachani
                                 -----------------
                                 Mohan Vachani
                                 Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                                    /s/ Mohan Vachani
                                    -----------------
  Anthony B. Gliedman               Mohan Vachani
  Chairman of the Board,            Senior Vice President - Chief
  President and Director            Financial Officer and Director
  Principal Executive Officer       Principal Financial
                                    Officer*
                                  Dated:  July 28, 1995

  /s/ Peter M. Pizza                /s/ Harvey I. Freeman
  ------------------                ---------------------
  Peter M. Pizza                    Harvey I. Freeman
  Controller                        Director
Dated:  July 28, 1995             Dated:  July 28, 1995

  /s/ Jerome Belson                 /s/ Daniel Friedman
  -----------------                 -------------------
  Jerome Belson                     Daniel Friedman
  Director                          Director
Dated:  July 28, 1995             Dated:  July 28, 1995

  /s/ Edward B. Cloues, II
  ------------------------          ------------------------
  Edward B. Cloues, II              Nicholas G. Karabots
  Director                          Director
Dated:  July 28, 1995             Dated:

  /s/ Joseph Cohen                  /s/ Samuel N. Seidman
  ----------------                  ---------------------
  Joseph Cohen                      Samuel N. Seidman
  Director                          Director
Dated:  July 28, 1995             Dated:  July 28, 1995

                                    /s/ James Wall
  --------------------              --------------
  David N. Dinkins                  James Wall
  Director                          Director
Dated:                            Dated:  July 28, 1995


* Also acting as Principal Executive Officer in the absence of the Chief Executive Officer, solely for the purpose of signing this Annual Report.

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 1 of 2)
- -------------------------------------------------------------
                         (Thousands)

                                                 Additions
                                          ------------------------
                                            Charges
                              Balance at  (Credits) to   Charged                     Balance
                              Beginning    Costs and     to Other                    at End
                              of Period    Expenses      Accounts    Deductions     of Period
                              ---------    --------      --------   -------------   ---------
     Description
     -----------

FOR THE YEAR ENDED
 APRIL 30, 1995:
  Allowance for doubtful
   accounts (included in
   receivables - real
   estate operations on
   the consolidated
   balance sheet)             $     693     $      2     $      -    $    87(A)     $     608
                              ---------     --------     --------    ----------     ---------

  Allowance for estimated
   returns and doubtful
   accounts (included in
   receivables - magazine
   circulation operations
   on the consolidated
   balance sheet)             $  54,355     $  2,984     $      -    $   368(A)     $  56,971
                              ---------     --------     --------    ----------     ---------

  Real estate valuation
   reserve                    $   2,580     $      -     $      -    $     -(B)     $   2,580
                              ---------     --------     --------    ----------     ---------

FOR THE YEAR ENDED
 APRIL 30, 1994:
  Allowance for doubtful
   accounts (included in
   receivables - real
   estate operations on
   the consolidated
   balance sheet)             $   1,000     $    116     $      -    $   423(A)     $     693
                              ---------     --------     --------    ----------     ---------

  Allowance for estimated
   returns and doubtful
   accounts (included in
   receivables - magazine
   circulation operations
   on the consolidated
   balance sheet)             $  45,440     $  9,230     $      -    $   315(A)     $  54,355
                              ---------     --------     --------    ----------     ---------

             AMREP CORPORATION AND SUBSIDIARIES
             ----------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 2 of 2)
- -------------------------------------------------------------
                         (Thousands)

                                                 Additions
                                          ------------------------
                                            Charges
                              Balance at  (Credits) to   Charged                     Balance
                              Beginning    Costs and     to Other                    at End
                              of Period    Expenses      Accounts    Deductions     of Period
                              ---------    --------      --------   -------------   ---------
  Real estate valuation
   reserve                    $   3,425    $  1,100      $      -   $  1,945(B)     $   2,580
                              ---------    --------      --------    ----------     ---------

FOR THE YEAR ENDED
 APRIL 30, 1993:
  Allowance for doubtful
   accounts (included in
   receivables - real
   estate operations on
   the consolidated
   balance sheet)             $     878    $    158      $      -    $    36(A)     $   1,000
                              ---------    --------      --------    ----------     ---------

  Allowance for estimated
   returns and doubtful
   accounts (included in
   receivables - magazine
   circulation operations
   on the consolidated
   balance sheet)             $  46,483    $   (76)      $      -    $   967(A)     $  45,440
                              ---------    --------      --------    ----------     ---------

  Real estate valuation
   reserve                    $   3,425    $     -       $      -    $     -(B)     $   3,425
                              ---------    --------      --------    ----------     ---------

NOTE:  (A) Uncollectible accounts written off.
       (B) Reserves utilized to reduce inventory valuation.

                       EXHIBIT INDEX



           (3)(i)(a)Articles of Incorporation, as amended - Incorporated by reference to Exhibit
                    (3)(i)(a) to Annual Report on Form 10-K of
                    Registrant for the fiscal year ended April
                    30, 1993.

           (3)(i)(b)Certificate of Merger - Incorporated by reference to Exhibit (3)(i)(b) to Annual
                    Report on Form 10-K of Registrant for the fiscal year ended April 30, 1993.

           (3)(ii)(a)Amendment to Section 1(a) of Article III of the By-Laws, filed herewith.

           (3)(ii)(b)By-Laws as restated September 23, 1994, filed herewith.

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

           4(d) Third Amendment to Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc. dated January 3, 1995 - Incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.

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

           (10)(g)  1982 Incentive Stock Option Plan -
                    Incorporated by reference to Exhibit (10)(s) to Annual Report on Form 10-K of Registrant for the fiscal year ended April 30, 1993.

           (10)(h) 1992 Stock Option Plan - Incorporated by reference to Exhibit A to the Proxy Statement of Registrant for the Annual Meeting of Shareholders held on September 24, 1992.

           (10)(i) Non-Employee Directors Option Plan - Incorporated by reference to Exhibit B to the Proxy Statement of Registrant for the Annual Meeting of Shareholders held on September 24, 1992.

           (10)(j) Loan Agreement dated December 17, 1993 between Registrant and Anthony B. Gliedman, Incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of Registrant for the fiscal year ended April 30, 1994.

           (10)(k) Bonus Plan for Executives and Key Employees of Registrant, Incorporated by reference to
                    Exhibit 10(l) to the Annual Report on Form
                    10-K of Registrant for the fiscal year ended
                    April 30, 1994.

           (21)     Subsidiaries of Registrant, filed herewith.

           (23)     Consent of Arthur Andersen LLP, filed
                    herewith.

           (27)     Financial Data Schedule