Form 10-K/A
period 1995-04-30
AMREP CORP
filed 1995-08-25
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-1
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the fiscal year ended  April 30, 1995    Commission File Number 1-4702
                          -----------------                        --------
                                       OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                     to
                                         ------------------     -----------

                               AMREP CORPORATION
           ------------------------------------------------------------
              (Exact name of registrant as specified in its Charter)

    Oklahoma                                     59-0936128
------------------------------------         ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

       641 Lexington Ave
       New York, New York                                     10022
   ------------------------------                          ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  212-705-4700
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange
   Title of Each Class                          on Which Registered
   -------------------                          -------------------
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

Number of shares of Common Stock, par value $.10 per share, outstanding at July 21, 1995 - 7,395,677.

                           PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

    The Board of Directors of the Registrant is a classified board divided into three classes - Class I consisting of four directors, Class II consisting of three directors and Class III consisting of four directors. Each class of directors serves for a term of three years, and until their successors are elected and qualified. The following table sets forth information regarding the directors of Registrant.



                         Year First
                         Elected As       Principal Occupation
Name             Age     A Director       For Past Five Years
-------         -----    ----------       -------------------------

Directors to serve until the l995 Annual Meeting (Class II)

Joseph Cohen      73     1977             Management Consultant.

Daniel Friedman   60     1972             Chairman of the Board of
                                          Kable News Company, Inc., a
                                          wholly-owned subsidiary of the
                                          Registrant; Senior Vice
                                          President of the Registrant.

Samuel N. Seidman 61     1977             President of Seidman & Co.,
                                          Inc., Economic Consultants
                                          and Investment Bankers.

Directors continuing in office until the 1996 Annual Meeting (Class III)

Jerome Belson     69     1967             Chairman of the Board and Chief
                                          Executive Officer of Jerome
                                          Belson Associates, Inc., a real
                                          estate management company
                                          operating in excess of 15,000
                                          high rise multi-family residential
                                          apartments in New York;
                                          President of Associated Builders
                                          and Owners of Greater New
                                          York, Inc.; Chairman Emeritus of
                                          Waterhouse Investor Services, Inc.

                             Year First
                             Elected As     Principal Occupation
Name                 Age     A Director     For Past Five Years
-------             -----    ----------     -------------------------

Anthony B. Gliedman   53     1991           Chairman of the Board,
                                            President and Chief Executive
                                            Officer of the Registrant since
                                            July 1991; Executive Vice
                                            President of the Registrant from
                                            December 1990 to July 1991;
                                            Executive Vice President of the
                                            Trump Organization, real estate
                                            development, from prior to 1990
                                            to December 1990.

Nicholas G. Karabots  62     1993           Chairman of the Board and Chief
                                            Executive Officer of Periodical
                                            Graphics, Inc.; Kappa Publishing
                                            Group, Inc.; Geopedior, Inc. as
                                            well as other affiliated entities,
                                            which companies are engaged
                                            primarily in the fields of
                                            printing, publishing and real
                                            estate.

Mohan Vachani         53     1990           Senior Vice President - Chief
                                            Financial Officer of the
                                            Registrant, since June 1993;
                                            Consultant to the Registrant,
                                            from September 1992 to June
                                            1993; Vice President-Chief
                                            Financial Officer of Bedford
                                            Properties, Inc., real estate
                                            management and development,
                                            from prior to 1990 to June 1993.

                             Year First
                             Elected As     Principal Occupation
Name                 Age     A Director     For Past Five Years
-------             -----    ----------     -------------------------

Directors continuing in office until the 1997 Annual Meeting (Class I)

Edward B. Cloues, II  47     1994           Partner in the law firm of
                                            Morgan, Lewis & Bockius.

David N. Dinkins      68     1994           Professor, Columbia
                                            University School of
                                            International and Public
                                            Affairs since January 1994;
                                            Mayor of the City of New York
                                            from January 1990 to
                                            December 1993.

Harvey I. Freeman     57     1994           Attorney and Real Estate Con-
                                            sultant since August 1991;
                                            Executive Vice President of the
                                            Trump Organization, real
                                            estate development, from prior
                                            to 1990 to July 1991.

James Wall            58     1991           President of AMREP
                                            Southwest Inc. ("ASI") and of
                                            AMREP Southeast, Inc.,
                                            wholly owned subsidiaries of
                                            the Registrant, since January
                                            1991; Vice President of ASI
                                            from prior to 1990 to January
                                            1991; General Manager of
                                            Southwest Operations, since
                                            prior to 1990; Senior Vice
                                            President of the Registrant,
                                            since September 1991.

    Each of the directors other than Mr. Friedman has served continuously since the year in which he was first elected. Mr. Friedman served continuously from 1972 to January 1977, when he resigned. He was reelected as director in September 1980 and has served continuously since.

    Mr. Karabots was nominated for election as a director pursuant to the agreement described below in Item 11 under the heading "Compensation Committee Interlocks and Insider Participation".

    Mr. Cloues' law firm represents Mr. Karabots and various corporations owned by him. He was nominated in 1994 for election as a director at the recommendation of Mr. Karabots.

    The various directors hold other directorships of public companies as follows:

    Name                     Director of
    -------                  -------------

    Jerome Belson            Waterhouse Investor Services, Inc.
    Edward B. Cloues, II     K-Tron International, Inc.
    Samuel N. Seidman        Production Systems Acquisition Corporation


    Information concerning Registrant's executive officers is included in Part I under the caption "Executive Officers of the Registrant".


Item 11.  Executive Compensation.
--------  -----------------------

    The Summary Compensation Table below sets forth individual compensation information for each of the Registrant's last three fiscal years of its Chief Executive Officer ("CEO") and the four other most highly paid executive officers who were serving as such at the end of the Registrant's fiscal year ended April 30, 1995.

                        SUMMARY COMPENSATION TABLE
                                                       Long Term
                                Annual                 Compensation
                             Compensation              Awards
                           ------------------          --------------
                                                 Securities
Name and                                         Underlying
Principal                                        Options/     All Other
Position              Year  Salary($)  Bonus($)  SAR's(#)  Compensation($)(1)(2)
----------            ----  ---------  --------  --------  ---------------------

Anthony B. Gliedman   1995  $366,183   $15,000    10,000     $1,498
 CEO, Chairman and    1994   332,300       -0-       -0-      1,540
 President            1993   289,800       -0-       -0-      1,944


Daniel Friedman       1995   260,066     9,000     5,000      1,521
 Senior Vice          1994   249,850       -0-       -0-      1,540
 President and CEO    1993   247,767(3)    -0-       -0-      2,259
 of Kable News
 Company, Inc.


Mohan Vachani         1995   240,583     8,000     5,000      1,904
 Senior Vice          1994   214,625       -0-    15,000        -0-
 President-Chief
 Financial Officer(4)


James Wall            1995   218,675     9,000     5,000      1,519
 Senior Vice          1994   202,625       -0-       -0-      1,540
 President and        1993   183,092       -0-       -0-      1,473
 President of AMREP
 Southwest Inc. and
 AMREP Southeast Inc.


Harvey W. Schultz     1995   188,150     6,000     4,000      1,516
 Senior Vice          1994   178,208       -0-       -0-      1,540
 President and        1993   167,158       -0-       -0-        281
 President of AMREP
 Solutions, Inc.(5)


(1) Includes amounts contributed by the Registrant to the Registrant's Savings and Salary Deferral Plan.

(2) Other compensation in the form of personal benefits to the named persons has been omitted because it does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus as to each.

(3) Includes $6,667 of retroactive salary increase.

(4) Mr. Vachani became Senior Vice President in June 1993.

(5) Mr. Schultz joined the Company in February 1992 as a Senior Vice President and also as President of AMREP Solutions, Inc.

Option Tables

   The following table sets forth, for the CEO and each of the executive officers named in the Summary Compensation Table, information with respect to grants of stock options made during the fiscal year ended April 30, 1995.

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------
                                                           Potential Realizable
                                                               Value at Assumed
                                                                Annual Rates of
                                                             Stock Appreciation
                             Individual Grants               For Option Term(2)
                  ----------------------------------------      ---------------
                            % of Total
                            Options
                            Granted to    Exercise or
                  Options   Employees in  Base Price  Expiration
Name              Granted#  Fiscal Year     ($/sh)    Date       5%($)   10%($)
-------           --------- -----------    --------   -------   ------- -------

Anthony B. Gliedman  10,000   10.75%       $7.5625    5/13/97   $11,875 $25,075

Daniel Friedman       5,000    5.37%        7.5625    5/13/97     5,938  12,538

James Wall            5,000    5.37%        7.5625    5/13/97     5,938  12,538

Mohan Vachani         5,000    5.37%        7.5625    5/13/97     5,938  12,538

Harvey W. Schultz     4,000    4.30%        7.5625    5/13/97     4,750  10,030

-----------------------

(1) The options are exercisable as to 50% of the shares one year after the date of grant and the remaining 50% two years after the date of grant.

(2) The dollar amounts under these columns use the 5% and 10% rates of appreciation prescribed by the Securities and Exchange Commission's rules. They would result in per share prices at the expiration date of the options of $8.75 and $10.07, respectively. The Registrant makes no representations as to the future prices of its Common Stock.

    The following table sets forth option exercise activity in the last fiscal year and the fiscal year end option values with respect to the CEO and each of the executive officers named in the Summary Compensation Table based on the market price of the Common Stock of the Registrant at April 28, 1995.

            Aggregated Option/SAR Exercises in the Fiscal
            ---------------------------------------------
             Year Ended April 30, 1995 and April 30, 1995
             --------------------------------------------
                          Option/SAR Values
                          -----------------



                           Shares
                           Acquired
   Name                    On Exercise      Value Realized
   ----                    -----------      --------------

Anthony B. Gliedman           10,000            $19,775

Daniel Friedman               10,000             13,012

James Wall                     8,000             11,762

Mohan Vachani                    -0-                -0-

Harvey W. Schultz             10,000             25,800




                                                           Values of
                         Number of                         Unexercised
                         Unexercised                       In-the-money
                         Options at                        Options at
                         4/30/95                           4/30/95
                        -------------                     ------------
                 Exercisable    Unexercisable     Exercisable     Unexercisable
                 -----------    -------------     -----------     -------------


Anthony B. Gliedman   55,000          5,000          $73,000             -0-

Daniel Friedman        7,500          2,500            7,300             -0-

James Wall             7,500          2,500            7,300             -0-

Mohan Vachani         17,500          2,500              -0-             -0-

Harvey W. Schultz      2,000          2,000              -0-             -0-

    Each director of the Registrant except those directors who are employees and Mr. Cohen (who is on retainer as a consultant to the Registrant) is paid a fee of $22,500 per annum. The members of the Audit and Examining Committee (other than Mr. Cohen) receive $750 for each committee meeting attended. The members of the Human Resources Committee other than Mr. Cohen receive $500 for each committee meeting attended. In addition, under the Non-Employee Directors Option Plan, each non-employee director receives on the first business day following the Registrant's Annual Meeting of Shareholders an option covering 500 shares of Common Stock of the Registrant. The price per share payable upon exercise of such option is either (i) the mean between the highest and lowest reported sale price of the Common Stock on the date of grant on the New York Stock Exchange, or (ii) the price of the last sale of Common Stock on that date as quoted on the New York Stock Exchange, whichever is higher. For the options granted on September 26, 1994 the exercise price is $7.50. Each option becomes exercisable as to all or any portion of the shares covered thereby one year after the date of grant and expires five years after the date of grant.


Employment Contracts with Executives

    The Registrant has employment agreements with Messrs. Gliedman, Friedman, Wall, Vachani and Schultz. The employment term of the agreement with Mr. Gliedman originally was for the three years ending September 30, 1996, but the term is automatically extended each year for one year unless prior to a September 30th which is two years prior to the then end of the term either Mr. Gliedman or the Registrant elects to have the term not so extended. Neither Mr. Gliedman nor the Registrant yet has so elected and the term now ends September 30, 1997. The employment term of all the other agreements as amended, ends September 30, 1996.

    The compensation provided by Mr. Gliedman's agreement is an annual salary which currently is $370,600 with a cost-of-living increase on each October 1st, plus a bonus in an amount equal to 25% of the bonus pool ("Bonus Pool") created by the Registrant's Bonus Plan for Executives and Key Employees but not exceeding his salary for the applicable year. The compensation provided by the agreements with Messrs. Friedman, Wall, Vachani and Schultz is an annual salary in the following amounts, and each will receive a cost of living increase on October 1, 1995:

                          Daniel Friedman    $242,900
                          James Wall          221,300
                          Mohan Vachani       243,500
                          Harvey W. Schultz   190,400

Mr. Friedman was paid in fiscal 1995 an additional $20,000 to compensate him for the reduction in the pension which will be payable to him under the Registrant's retirement plan resulting from a change in the tax law, and the Registrant currently is paying him such additional amount.

    Each of Messrs. Friedman, Wall, Vachani and Schultz will receive such percentage of the Bonus Pool as the CEO determines but the bonus amount to the executive may not exceed his earnings for the applicable year.

    The Bonus Pool for a fiscal year is 15% of the Bonus Pool Earnings (if any) for that year. The Bonus Pool Earnings for a fiscal year is determined by (A) deducting from the Registrant's after-tax income for the year the following:

     (a) an inflation adjustment consisting of (x) the shareholders' equity at the beginning of the year times (y) the percentage increase in the cost of living during the year, and

     (b) a return on equity, consisting of 5.1% of the shareholders' equity at the beginning of the year,

and (B) dividing the resultant amount by the reciprocal of the effective income tax rate applicable to the Registrant for such year.*

    In the event there is a "Change in Control" of the Registrant, each of the five executives will have the option to have an amount equal to the bonus paid or payable to him for the fiscal year immediately preceding the date of exercise of such option frozen into his salary and, if such option is exercised, will also have the option to terminate his employment and become a consultant to the Registrant until the end of his employment term. As a consultant, the executive will be paid 57-1/2% of his salary at the time of termination of the employment period (plus a cost of living adjustment). There will be a "Change in Control" of the Registrant if, among other things, 20% or more of the Registrant's Common Stock is acquired by a person or a group and such person or group, by its filing on Schedule 13D under the Securities Exchange Act of 1934 or otherwise, indicates the intention of seeking or exercising control of the Registrant or reserves the right to do so.

    The employment agreements with Messrs. Gliedman, Wall and Friedman provide that during the employment term each shall be included in the management slate for election as a director and shall be elected to the respective offices presently held by him. The employment agreements with Messrs. Vachani and Schultz provide that each shall be elected to the offices presently held by him.

    Each of the employment agreements provide for certain continuing payments in the event of the death or disability of the executive.

--------------------------

* For example, if the amount determined by (A) for a year were $620,000 and the effective tax rate for the year were 38%, the Bonus Pool Earnings for that year would be $620,000 divided by 0.62, or $1,000,000.

Retirement Benefits

The following table sets out estimated annual retirement benefits payable under the life annuity form of pension to a person retiring at age 65, for specified earnings and years of service, estimated as of January 1, 1995. The table does not reflect use of the maximum earning currently permitted to be taken into account under applicable law ($150,000).

                          Pension Plan Table
 Average
 Annual Pay (a)                     Years of Credited Service
 --------------    -----------------------------------------------------------
                   15 Years     20 Years    25 Years      30 Years    35 Years
                   --------     --------    --------      --------    --------

 $100,000          $19,583      $26,111     $32,639       $39,167     $45,694
  125,000           25,208       33,611      42,014        50,417      58,819
  150,000           30,833       41,111      51,389        61,667      71,944
  175,000           36,458       48,611      60,764        72,917      85,069
  200,000           42,083       56,111      70,139        84,167      98,194
  225,000           47,708       63,611      79,514        95,417     111,319

 (a) The highest average annual earnings in any period of 60 consecutive months.

Mr. Gliedman has four years of credited service, Mr. Friedman has twenty-four years of credited service, Mr. Wall has twenty-four years of credited service, Mr. Schultz has two years of credited service, and Mr. Vachani has one year of credited service. Assuming (i) these individuals continue to be employed until age 65, (ii) their annual salaries continue to be at least at current levels,
(iii) annual increases of 5% in the maximum earnings of $150,000 currently permitted to be taken into account under applicable law and in the Social Security taxable wage base which is taken into account in calculating retirement benefits under the Company's pension plan, and (iv) the individuals elect life annuity form of pension, their annual retirement benefits would be as set forth below:
                                     Estimated
                                     Benefit
                                     ------------

              Anthony B. Gliedman      $48,600
              Daniel Friedman          $79,200*
              Mohan Vachani            $40,600
              James Wall               $73,800
              Harvey W. Schultz        $37,000

----------------------
* Mr. Friedman's estimated benefit includes amounts "grandfathered" under the law.

Compensation Committee Interlocks and Insider Participation

    The Human Resources Committee ("HRC"), consisting entirely of non-employee directors, is the Registrant's Compensation Committee. Its current members are Messrs. Karabots, Belson, Cohen, Cloues and Dinkins, but until September 23, 1994 Mr. Seidman and former directors Mitchell Roberts and S. Fred Singer were members together with Messrs, Belson, Cohen and Karabots. The HRC's recommendations regarding executive compensation other than stock option grants must be approved by the entire Board of Directors. The Stock Option Committee, also consisting of non-employee directors, has sole authority to award options. Its current members are Messrs. Seidman, Cloues, Dinkins and Freeman.

    Joseph Cohen is an independent management consultant. He is retained by the Registrant as a management consultant under a year- to-year oral agreement and was paid $132,770 as consulting fees in the fiscal year ended April 30, 1995. During the year, he consulted in connection with the Registrant's marketing programs, performed system analyses for the Registrant's construction and development operations, and consulted with Kable News Company, Inc. in connection with various systems and operations.

    On August 4, 1993, pursuant to an agreement with Nicholas G. Karabots and two corporations he then owned, the Registrant acquired for its Kable News Company subsidiary ("Kable") various rights to distribute magazines, and in payment issued a total of 575,593 shares of the Registrant's common stock. The distribution rights cover various magazines published by unaffiliated publishers as well as magazines published by publishers controlled by Mr. Karabots. In the case of the publishers controlled by Mr. Karabots, the distribution arrangements generally were for terms of the next seven years with provision for extension for a further three years.

    As distributor under the above distribution agreements, Kable purchases magazines from publishing companies owned or controlled by Mr. Karabots, and during the fiscal year ended April 30, 1995 paid such companies a total of approximately $21,000,000 for magazines. Kable continues as distributor for such companies.

    As part of its agreement with Mr. Karabots, the Registrant proposed him for election to the Board of Directors at the 1993 Annual Meeting and has agreed, subject to certain exceptions, that so long as he owns at least one-half of the common stock issued in the transaction the Registrant will propose him for election at each shareholders meeting for the election of directors until July 2003, unless he is already in a Class of the Board whose term continues beyond such meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

    Set forth below is information concerning the ownership as of July 28, 1995 of the Common Stock of the Registrant by the persons who, to the knowledge of the Board of Directors, own beneficially more than 5% of the outstanding shares:

   Name and Address of           Amount Owned            % of
   Beneficial Owner              Beneficially (1)        Class
   ------------------------      -------------------     ------

   Nicholas G. Karabots               2,723,093(2)       36.8%
   P.O. Box 73C
   Fort Washington, PA  19034

   Dimensional Fund Advisors Inc.(3)    537,222           7.3%
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA  90401

   Albert Russo(4)                      679,070           9.2%
   Lena Russo
   Clifton Russo
   Lawrence Russo
   c/o American Simlex Company
   401 Broadway
   Suite 1712
   New York, New York 10013

-----------------------

   (1) Except as set forth in Footnotes 3 and 4, the beneficial owners have sole voting and investment power over the shares owned.

   (2) Includes 1,000 shares which Mr. Karabots has the right to acquire pursuant to currently exercisable options.

   (3) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 537,222 shares of Common Stock of the Registrant all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

   (4) In a Schedule 13D under the Securities Exchange Act of 1934 filed jointly by Albert Russo, Lena Russo, Clifton Russo and Lawrence Russo, the filing persons reported that they share voting power as to 679,070 shares representing 9.2% of the outstanding Common Stock of Registrant and that Albert Russo, Lena Russo, Clifton Russo and Lawrence Russo have sole dispositive power as to 327,891, 58,740, 153,967 and 138,472 shares respectively of the Common Stock representing 4.4%, 0.8%, 2.1%, and 1.9% of the outstanding Common Stock.

              SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of July 28, 1995, certain information regarding the beneficial ownership, or the right to acquire beneficial ownership, of the Common Stock of the Registrant of each director, each nominee for election as a director, each executive officer named in the Summary Compensation Table and all directors and executive officers of the Registrant as a group. Unless otherwise indicated, such person has sole voting and dispositive power with respect to the shares beneficially owned:

                                  Amount and Nature of     Percent of
    Name of Beneficial Owner      Beneficial Ownership     Class
    ------------------------      --------------------     ----------

    Jerome Belson                      44,500(1)               *
    Edward B. Cloues, II                2,500(2)               *
    Joseph Cohen                        1,500(1)               *
    David N. Dinkins                      500(2)               *
    Harvey I. Freeman                   4,500(2)(3)            *
    Daniel Friedman                    46,424(4)(5)            *
    Anthony B. Gliedman                85,000(6)              1.1%
    Nicholas G. Karabots            2,723,093(7)             36.8%
    Samuel N. Seidman                   9,690(1)               *
    Mohan Vachani                      18,000(8)               *
    James Wall                         19,007(9(10)            *
    Harvey W. Schultz                   2,000(11)              *

    Directors and
    Executive Officers
         as a Group
         (13 persons)               2,968,714                39.6%

----------------------------------

*    Indicates less than 1%

(1) Includes 1,500 shares which the individual has the right to acquire pursuant to currently exercisable options.

(2) Includes 500 shares which the individual has the right to acquire pursuant to currently exercisable options.

(3)  Jointly owned with Mr. Freeman's wife.

(4) Includes 314 shares of Common Stock held in the Registrant's Savings and Salary Deferral Plan allocated to the account of Mr. Friedman.

(5) Includes 7,500 shares which Mr. Friedman has the right to acquire pursuant to currently exercisable options.

(6) Includes 55,000 shares Mr. Gliedman has the right to acquire pursuant to currently exercisable options.

(7) Includes 1,000 shares which Mr. Karabots has the right to acquire pursuant to currently exercisable options.

(8) Includes 17,500 shares which Mr. Vachani has the right to acquire pursuant to currently exercisable options.

(9) Includes 7,500 shares which Mr. Wall has the right to acquire pursuant to currently exercisable options.

(10) Includes 287 shares of Common Stock held in the Registrant's Savings and Salary Deferral Plan allocated to the account of Mr. Wall.

(11) Includes 2,000 shares which Mr. Schultz has the right to acquire pursuant to currently exercisable options.

(12) Includes 12,000 shares which an executive other than those named have the right to acquire pursuant to currently exercised options.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

         In September 1993, the Human Resources Committee ("HRC") recommended that the Registrant from time to time loan to Mr. Gliedman up to $360,000 with the proceeds to be used solely to purchase shares of the Registrant's common stock, the loans to carry interest at the average rate paid by the Registrant, 10% of the loan to be repaid annually and the unpaid balance of each advance to be repaid on the fifth anniversary of the borrowing. The HRC made the recommendation because it believed it would be in the Registrant's best interest for Mr. Gliedman to have a meaningful equity interest in the Registrant. The Board approved such loan and in December 1993 Mr. Gliedman borrowed $150,500 from the Registrant and applied the proceeds to the purchase of 20,000 shares of the Registrant's common stock from the Registrant at a price of $7.625 per share, the then market price and in December 1994 Mr. Gliedman borrowed $39,625 from the Registrant and applied the proceeds to purchase 10,000 shares of Common Stock from the Registrant at a price of $4.0625 per share upon exercise of an option granted to him in December 1991. At August 22, 1995, Mr. Gleidman was indebted to Registrant in the amount of $175,075, while the largest amount of his indebtedness outstanding since May 1, 1994 was $190,125.

         See "Compensation Committee Interlocks and Insider Participation" in
Item 11 for information concerning Mr. Karabots and Mr. Cohen.

                 SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMREP CORPORATION
                                          (Registrant)





    Dated:  August 25, 1995               By  /s/ Mohan Vachani
                                              ------------------
                                              Mohan Vachani
                                              Senior Vice President