Form 10-Q
period 1995-07-31
AMREP CORP
filed 1995-09-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            July 31, 1995
                                   -------------------------------------

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

     Number of Shares of Common Stock, par value $.10 per share, outstanding at September 13, 1995 - 7,395,650.

                                  FORM 10-Q

                     AMREP CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----


 PART I                                                          PAGE NO.
 ------                                                          --------

 Consolidated Financial Statements:

   Balance Sheets
     July 31, 1995 (Unaudited) and
     April 30, 1995 (Audited)                                       1

   Statements of Operations and Retained Earnings (Unaudited)
     Three Months Ended July 31, 1995 and 1994                      2

   Statements of Cash Flows (Unaudited)
     Three Months Ended July 31, 1995 and 1994                     3-4

   Notes to Consolidated Financial Statements                        5

 Management's Discussion and Analysis                              6-7



 PART II
 -------

 Other Information                                                  8

 Signatures                                                         9

 Exhibit Index                                                     10

                                FORM 10-Q
                    AMREP CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                     July 31, 1995 and April 30, 1995
             (Thousands, except par value and number of shares)

                                                  July 31,    April 30,
                                                    1995        1995
                                                -----------   ---------
                                                (Unaudited)   (Audited)
   ASSETS
   ------
   Cash and cash equivalents                       $  9,845    $  9,266
   Receivables, net:
     Real estate operations                          10,628      10,644
     Magazine circulation operations                 42,605      39,391
   Real estate inventory                             72,761      72,464
   Rental and other real estate projects             10,727      11,622
   Investment property                                8,549       8,751
   Property, plant and equipment-at cost-
     net of accumulated depreciation and
     amortization of $11,031 at July 31, 1995
     and $10,706 at April 30, 1995                   14,843      14,128
   Other assets                                      14,068      14,671
   Excess of cost of subsidiary over net
     assets acquired                                  5,205       5,205
                                                   --------    --------
                                                   $189,231    $186,142
                                                   ========    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
   Accounts payable, deposits and
     accrued expenses                              $ 32,944    $ 32,048
   Notes payable:
     Amounts due within one year                     11,160       9,105
     Amounts subsequently due                        48,955      50,015
   Collateralized mortgage obligations                2,443       2,533
   Deferred income taxes                             27,015      26,520
                                                   --------    --------
                                                    122,517     120,221
                                                   --------    --------
   Shareholders' equity:
     Common stock, $.10 par value;
       shares authorized--20,000,000;
       shares issued and outstanding--
       7,395,650 at July 31, 1995 and
       7,393,650 at April 30, 1995                      740         739
     Capital contributed in excess of par value      44,914      44,903
     Retained earnings                               21,060      20,279
                                                   --------    --------
                                                     66,714      65,921
                                                   --------    --------
                                                   $189,231    $186,142
                                                   ========    ========

   See notes to consolidated financial statements.

                            FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Consolidated Statements of Operations and Retained Earnings (Unaudited)
               Three Months Ended July 31, 1995 and 1994
            (Thousands, except shares and per share amounts)

                                              1995           1994
                                          ------------   ------------
REVENUES
--------
  Real estate operations:
    Home and condominium sales            $     23,505   $     21,498
    Land sales                                   1,987          2,785
                                          ------------   ------------
                                                25,492         24,283

  Magazine circulation operations               13,917          9,604
  Interest and other operations                  1,513          1,868
                                          ------------   ------------
                                                40,922         35,755
                                          ------------   ------------
COSTS AND EXPENSES
------------------
  Real estate cost of sales                     20,377         19,925
  Operating expenses:
    Magazine circulation operations             11,251          7,123
    Real estate commissions and selling          1,582          1,335
    Other                                        1,655          1,698
  General and administrative:
    Real estate operations and corporate         2,054          1,902
    Magazine circulation operations              1,692          1,286
  Interest, net                                  1,010            809
                                          ------------   ------------
                                                39,621         34,078
                                          ------------   ------------
    Income before provision
      for income taxes                           1,301          1,677

PROVISION FOR INCOME TAXES                         520            667
                                          ------------   ------------
    Net income                                     781          1,010

RETAINED EARNINGS, beginning of period          20,279         16,264
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     21,060   $     17,274
                                          ============   ============
NET INCOME PER SHARE                      $       0.11   $       0.14
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,394,514      7,303,821
                                          ============   ============

See notes to consolidated financial statements.

                                FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 1 of 2)
                 Three Months Ended July 31, 1995 and 1994
                                 (Thousands)

                                                    1995          1994
                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $      781    $    1,010
                                                ----------    ----------
Adjustments to reconcile net income to
  net cash provided by operating activities -

    Depreciation and amortization                    1,913         1,461
    Changes in assets and liabilities -
      Receivables                                   (3,198)          715
      Real estate inventory                           (297)        2,026
      Rental and other real estate projects            895         1,074
      Investment property                              202            33
      Other assets                                    (946)         (751)
      Accounts payable, deposits and
        accrued expenses                               946          (304)
      Deferred income taxes                            495           629
                                                ----------    ----------
          Total adjustments                             10         4,883
                                                ----------    ----------
          Net cash provided by
            operating activities                       791         5,893
                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (1,117)         (506)
  Other, net                                             -           (43)
                                                ----------    ----------
          Net cash used by investing activities     (1,117)         (549)
                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                       7,467         3,501
  Principal debt payments                           (6,562)       (8,976)
  Proceeds from exercise of stock options                -            39
                                                ----------    ----------
          Net cash provided (used) by financing
            activities                                 905        (5,436)
                                                ----------    ----------


See notes to consolidated financial statements.

                                 FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 2 of 2)
                 Three Months Ended July 31, 1995 and 1994
                                 (Thousands)


                                                   1995          1994
                                                ----------    ----------

Increase (decrease) in cash and cash
 equivalents                                           579           (92)

CASH AND CASH EQUIVALENTS, beginning
  of period                                          9,266         6,623
                                                ----------    ----------
CASH AND CASH EQUIVALENTS, end
  of period                                     $    9,845    $    6,531
                                                ==========    ==========



SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid - net of amounts capitalized    $    1,177    $    1,555
                                                ==========    ==========
  Income taxes paid                             $       25    $        -
                                                ==========    ==========



















See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Unaudited)
               Three Months Ended July 31, 1995 and 1994






 Note 1:
 ------- The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


 Note 2:
 ------- Certain amounts in the July 31, 1994 Statements of Operations have been reclassified to conform to the presentation used at July 31, 1995.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  July 31, 1995


          FINANCIAL CONDITION
          -------------------

          The Company has obtained a commitment to increase its line-of-credit which is generally available for its magazine circulation operations from $27.5 million to $32.5 million. This commitment would also extend the arrangement to August 31, 1998. There is $27.5 million outstanding under this arrangement at July 31, 1995. A substantial amount of the Company's lines-of-credit for real estate operations was originally due to mature in fiscal 1996, but renewals have been received on these credit arrangements, and, as a result, repayments are due at various dates during fiscal 1997.


          RESULTS OF OPERATIONS
          ---------------------

          Total revenues for the quarter ended July 31, 1995 increased approximately 14% over the similar period last year, reflecting higher revenues from both home and condominium sales and magazine circulation operations. Revenues from home and condominium sales increased approximately 9% resulting from an increase in the average revenues per housing unit closed. 215 housing units were delivered in the first quarter of both years. The average revenue per unit closed increased to $109,300 in the first quarter this year from $100,000 in the similar period last year, resulting primarily from price increases and a shift to the building of larger, more expensive houses in Rio Rancho. The gross margin on housing sales increased by approximately $1.2 million in the first quarter this year as compared to the similar period last year, resulting from price increases as well as the favorable effect of production strategies and efficiencies introduced last fiscal year. Revenues and gross profit from land sales decreased to a decrease in the level of commercial and industrial lot sales. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and is not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from housing and land sales increased by approximately $800,000 in the first quarter this year as compared to the similar period last year.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  July 31, 1995





          Revenues from magazine circulation operations increased 45% in the first quarter this year as compared to the similar period last year. The increase is due primarily to the acquisition in January 1995 of the business of Fulfillment
          Corporation of America (FCA) and growth in fulfillment subscription services. At the same time expenses increased at a slightly greater pace than revenues primarily because efficiencies being introduced by Kable to FCA's former operations were not yet fully implemented. It is expected that the profit margin of the Fulfillment Division will improve upon completion of the transition period, and the profit margins of the Fulfillment and Newsstand Divisions will then generally be comparable. Primarily as a result of these factors, operating income from the magazine circulation operations decreased by approximately $200,000 in the first quarter this year from the similar period last year.

          The increase in real estate commissions and selling expenses was primarily the result of increased revenues from home and condominium sales as well as increased costs related to land sales. Real estate and corporate general and administrative expenses increased from $1.9 million in the first quarter last year to $2.1 million in the similar period this year due primarily to increases in payroll and various other general expenses.

          Interest expense increased in the first quarter this year due primarily to higher average borrowings for the magazine circulation operations and higher interest rates, since a large portion of the Company's borrowings are related to the prime rate. Interest and other operations' revenues decreased this year because the prior year included various nonrecurring matters.

                                PART II

                           Other Information
                           -----------------

     Item 6.  Exhibits and Reports on Form 8-K
     -------  --------------------------------

              (a)  Exhibits:

                   10  (a) Letter Agreement dated May 23, 1995
                           amending the Employment Agreement
                           between Registrant and Daniel Friedman,
                           Senior Vice President of Registrant.

                   10  (b) Letter Agreement dated May 23, 1995
                           amending the Employment Agreement
                           between Registrant and Harvey W. Schultz,
                           Senior Vice President of Registrant.

                   10  (c) Letter Agreement dated May 23, 1995
                           amending the Employment Agreement
                           between Registrant and Mohan Vachani,
                           Senior Vice President of Registrant.

                   10  (d) Letter Agreement dated May 23, 1995
                           amending the Employment Agreement
                           between Registrant and James Wall,
                           Senior Vice President of Registrant.

                   27  Financial Data Schedule.

              (b)  Reports on Form 8-K:

                   During the quarter ended July 31, 1995,
                   Registrant filed a Current Report on Form 8-K/A-2 dated July 10, 1995, reporting under Item 7. Financial Statements and Exhibits filing the following financial statements of Fulfillment Corporation of America:

                      1   Audited Financial Statements for the
                          Twelve Months ended December 31, 1993
                          and 1992.

                      2   Unaudited Statements of Operations and
                          Statements of Cash Flows for the Nine Months ended September 30, 1994 and 1993, Balance Sheet as of September 30, 1994, and Notes to Financial Statements.

                                   SIGNATURES





              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  AMREP CORPORATION
                                                     (Registrant)





          Dated:  September 13, 1995     By:   /s/ Mohan Vachani
                                               -----------------------
                                               Senior Vice President,
                                               Chief Financial Officer




          Dated:  September 13, 1995     By:   /s/ Peter M. Pizza
                                               -----------------------
                                               Controller

                                  EXHIBIT INDEX
                                  -------------


          10 (a) Letter Agreement dated May 23, 1995 amending the Employment Agreement between Registrant and Daniel Friedman,
                  Senior Vice President of Registrant.

          10 (b) Letter Agreement dated May 23, 1995 amending the Employment Agreement between Registrant and Harvey M. Schultz,
                  Senior Vice President of Registrant.

          10 (c) Letter Agreement dated May 23, 1995 amending the Employment Agreement between Registrant and Mohan Vachani,
                  Senior Vice President of Registrant.

          10 (d) Letter Agreement dated May 23, 1995 amending the Employment Agreement between Registrant and James Wall,
                  Senior Vice President of Registrant.

          27  Financial Data Schedule