Form 10-Q
period 1995-10-31
AMREP CORP
filed 1995-12-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           October 31, 1995
                                   -------------------------------------

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

     Number of Shares of Common Stock, par value $.10 per share, outstanding at December 13, 1995 - 7,365,650.

                                  FORM 10-Q

                     AMREP CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----


 PART I                                                          PAGE NO.
 ------                                                          --------

 Consolidated Financial Statements:

   Balance Sheets
     October 31, 1995 (Unaudited) and
     April 30, 1995 (Audited)                                       1

   Statements of Operations and Retained Earnings (Unaudited)
     Six Months Ended October 31, 1995 and 1994                     2

   Statements of Operations and Retained Earnings (Unaudited)
     Three Months Ended October 31, 1995 and 1994                   3

   Statements of Cash Flows (Unaudited)
     Six Months Ended October 31, 1995 and 1994                    4-5

   Notes to Consolidated Financial Statements                        6

 Management's Discussion and Analysis                              7-8



 PART II
 -------

 Other Information                                                  9

 Signatures                                                        10

 Exhibit Index                                                     11

                                FORM 10-Q
                    AMREP CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                     October 31, 1995 and April 30, 1995
             (Thousands, except par value and number of shares)

                                                October 31,   April 30,
                                                   1995          1995
                                                -----------   ---------
                                                (Unaudited)   (Audited)
   ASSETS
   ------
   Cash and cash equivalents                       $  8,349    $  9,266
   Receivables, net:
     Real estate operations                           9,804      10,644
     Magazine circulation operations                 42,906      39,391
   Real estate inventory                             72,021      72,464
   Rental and other real estate projects              9,808      11,622
   Investment property                                8,389       8,751
   Property, plant and equipment-at cost-
     net of accumulated depreciation and
     amortization of $11,404 at October 31, 1995
     and $10,706 at April 30, 1995                   16,521      14,128
   Other assets                                      15,919      14,671
   Excess of cost of subsidiary over net
     assets acquired                                  5,205       5,205
                                                   --------    --------
                                                   $188,922    $186,142
                                                   ========    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
   Accounts payable, deposits and
     accrued expenses                              $ 30,771    $ 32,048
   Notes payable:
     Amounts due within one year                     13,822       9,105
     Amounts subsequently due                        46,049      50,015
   Collateralized mortgage obligations                2,430       2,533
   Deferred income taxes                             27,857      26,520
                                                   --------    --------
                                                    120,929     120,221
                                                   --------    --------
   Shareholders' equity:
     Common stock, $.10 par value;
       shares authorized--20,000,000;
       shares issued and outstanding--
       7,395,650 at October 31, 1995 and
       7,393,650 at April 30, 1995                      740         739
     Capital contributed in excess of par value      44,914      44,903
     Retained earnings                               22,339      20,279
                                                   --------    --------
                                                     67,993      65,921
                                                   --------    --------
                                                   $188,922    $186,142
                                                   ========    ========

   See notes to consolidated financial statements.
                                       -1-

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Consolidated Statements of Operations and Retained Earnings (Unaudited)
               Six Months Ended October 31, 1995 and 1994
            (Thousands, except shares and per share amounts)

                                              1995           1994
                                          ------------   ------------
REVENUES
--------
  Real estate operations:
    Home and condominium sales            $     47,551   $     42,811
    Land sales                                   3,456          4,965
                                          ------------   ------------
                                                51,007         47,776

  Magazine circulation operations               29,065         20,268
  Interest and other operations                  3,260          3,622
                                          ------------   ------------
                                                83,332         71,666
                                          ------------   ------------
COSTS AND EXPENSES
------------------
  Real estate cost of sales                     40,714         39,512
  Operating expenses:
    Magazine circulation operations             23,066         15,251
    Rental projects                                  -            340
    Real estate commissions and selling          3,236          2,964
    Other                                        3,180          3,173
  General and administrative:
    Real estate operations and corporate         4,299          3,678
    Magazine circulation operations              3,352          2,332
  Interest, net                                  2,053          1,551
                                          ------------   ------------
                                                79,900         68,801
                                          ------------   ------------
    Income before provision
      for income taxes                           3,432          2,865

PROVISION FOR INCOME TAXES                       1,372          1,140
                                          ------------   ------------
    Net income                                   2,060          1,725

RETAINED EARNINGS, beginning of period          20,279         16,264
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     22,339   $     17,989
                                          ============   ============
NET INCOME PER SHARE                      $       0.28   $       0.24
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,395,020      7,310,326
                                          ============   ============

See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Consolidated Statements of Operations and Retained Earnings (Unaudited)
              Three Months Ended October 31, 1995 and 1994
            (Thousands, except shares and per share amounts)

                                              1995           1994
                                          ------------   ------------
REVENUES
--------
  Real estate operations:
    Home and condominium sales            $     24,046   $     21,313
    Land sales                                   1,469          2,180
                                          ------------   ------------
                                                25,515         23,493

  Magazine circulation operations               15,148         10,664
  Interest and other operations                  1,747          1,754
                                          ------------   ------------
                                                42,410         35,911
                                          ------------   ------------
COSTS AND EXPENSES
------------------
  Real estate cost of sales                     20,337         19,587
  Operating expenses:
    Magazine circulation operations             11,815          8,128
    Rental projects                                  -            307
    Real estate commissions and selling          1,654          1,629
    Other                                        1,525          1,508
  General and administrative:
    Real estate operations and corporate         2,245          1,776
    Magazine circulation operations              1,660          1,046
  Interest, net                                  1,043            742
                                          ------------   ------------
                                                40,279         34,723
                                          ------------   ------------
    Income before provision
      for income taxes                           2,131          1,188

PROVISION FOR INCOME TAXES                         852            473
                                          ------------   ------------
    Net income                                   1,279            715

RETAINED EARNINGS, beginning of period          21,060         17,274
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     22,339   $     17,989
                                          ============   ============
NET INCOME PER SHARE                      $       0.17   $       0.10
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,395,650      7,316,831
                                          ============   ============

See notes to consolidated financial statements.

                                FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 1 of 2)
                 Six Months Ended October 31, 1995 and 1994
                                 (Thousands)

                                                    1995          1994
                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $    2,060    $    1,725
                                                ----------    ----------
Adjustments to reconcile net income to
  net cash provided by operating activities -

    Depreciation and amortization                    3,945         3,008
    Changes in assets and liabilities -
      Receivables                                   (2,675)        4,961
      Real estate inventory                            443         2,361
      Rental and other real estate projects          1,814         1,652
      Investment property                              362          (166)
      Other assets                                  (4,636)       (2,557)
      Accounts payable, deposits and
        accrued expenses                            (1,223)       (4,667)
      Deferred income taxes                          1,337         1,093
                                                ----------    ----------
          Total adjustments                           (633)        5,685
                                                ----------    ----------
          Net cash provided by
            operating activities                     1,427         7,410
                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (3,004)       (1,120)
  Other, net                                             -           600
                                                ----------    ----------
          Net cash used by investing activities     (3,004)         (520)
                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                      15,452        10,451
  Principal debt payments                          (14,804)      (17,026)
  Proceeds from exercise of stock options               12           254
                                                ----------    ----------
          Net cash provided (used) by financing
            activities                                 660        (6,321)
                                                ----------    ----------


See notes to consolidated financial statements.

                                 FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 2 of 2)
                  Six Months Ended October 31, 1995 and 1994
                                 (Thousands)


                                                   1995          1994
                                                ----------    ----------

Increase (decrease) in cash and cash
 equivalents                                          (917)          569

CASH AND CASH EQUIVALENTS, beginning
  of period                                          9,266         6,623
                                                ----------    ----------
CASH AND CASH EQUIVALENTS, end
  of period                                     $    8,349    $    7,192
                                                ==========    ==========



SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid - net of amounts capitalized    $    2,256    $    2,222
                                                ==========    ==========
  Income taxes paid                             $       35    $       58
                                                ==========    ==========























See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Unaudited)
                Six Months Ended October 31, 1995 and 1994






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


 Note 2:
 -------  Certain  amounts  in  the  October  31,   1994  Statement  of
          Operations   have  been  reclassified  to  conform   to   the
          presentation used at October 31, 1995.

                                     FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                October 31, 1995



          FINANCIAL CONDITION
          -------------------

          During the quarter ended October 31, 1995, the Company finalized an agreement to increase its line-of-credit which is generally available for its magazine circulation operations from $27.5 million to $32.5 million. This agreement has extended the arrangement to August 31, 1998.



          RESULTS OF OPERATIONS
          ---------------------

          Total revenues for the six months and second quarter ended October 31, 1995 increased approximately 16% and 18%, respectively, over the similar periods last year, reflecting higher revenues from both home and condominium sales and magazine circulation operations. Revenues from home and condominium sales increased approximately 11% and 13%, respectively, resulting from an increase in the average revenues per housing unit closed. 426 housing units were delivered in the first six months periods of both years and 211 housing units were delivered in the second quarter of both years. The average revenue per unit closed increased to $111,600 and $114,000 in the six months and second quarter this year, respectively, from $100,500 and $101,000 in the similar periods last year, resulting primarily from price increases and a shift to the building of larger, more expensive houses in Rio Rancho. The gross margin on housing sales increased by approximately $3.0 million and $1.8 million in the six months and second quarter, respectively, this year as compared to the similar periods last year, resulting from price increases as well as the favorable effect of production strategies and efficiencies introduced last fiscal year. Revenues and gross profit from land sales decreased primarily due to a decrease in the level of commercial and industrial lot sales. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and is not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from housing and land sales increased by approximately $2.0 million and $1.3 million in the six months and second quarter, respectively, this year as compared to the similar periods last year.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                October 31, 1995




          The increase in real estate commissions and selling expenses in the six months and second quarter this year was primarily the result of increased revenues from home and condominium sales partially offset by a decrease in land sales. Real estate and corporate general and administrative expenses increased from $3.7 million in the six months last year to $4.3 million in the similar period this year and increased from $1.8 million in the second quarter last year to $2.2 million in the similar period this year due primarily to increases in payroll and various other general expenses.

          Revenues from magazine circulation operations increased approximately 43% and 42% in the six months and second quarter, respectively, this year as compared to the similar periods last year. The increase is due primarily to the acquisition in January 1995 of the business of Fulfillment
          Corporation of America (FCA) and growth in fulfillment subscription services. At the same time operating expenses increased approximately the same amount as revenues in the six months and increased a lesser amount than revenues in the second quarter. One of the reasons for the increase in operating expenses is problems related to the integration of FCA's activities with Kable's. It is expected that the profit margin of the Fulfillment Division will improve upon completion of the transition period. Operating income from the magazine circulation operations increased by approximately $200,000 in the second quarter this year from the similar period last year and remained approximately the same in the six months.

          Interest expense increased in the six months and second quarter this year due primarily to higher average borrowings for the magazine circulation operations and higher interest rates, since a large portion of the Company's borrowings are related to the prime rate. Interest and other operations' revenues decreased in the six months this year because the prior year included various nonrecurring matters.

                                      PART II

                                 Other Information
                                 -----------------

  Item 4.  Submission of Matters to Vote of Security Holders
  -------  -------------------------------------------------

        (a)  The Annual Meeting of Shareholders was held on November 1,
             1995.

        (b) At the meeting, Daniel Friedman, Samuel N. Seidman and Mohan Vachani were elected as directors. The terms of  office  as  directors  of  Jerome  Belson,  Edward  B.
             Cloues, II, David N. Dinkins, Harvey I. Freeman, Anthony B. Gliedman, Nick G. Karabots, and James Wall continued after the meeting.

        (c) Shareholders cast votes for the election of directors as follows:

                Nominee               "For"              "Withheld"
              -----------        ---------------        ------------
              Daniel Friedman       6,845,874               58,749
              Samuel N. Seidman     6,845,944               58,679
              Mohan Vachani         6,845,944               58,679


  Item 6.  Exhibits and Reports on Form 8-K
  -------  --------------------------------

           (a)  Exhibits:

                4. Amended and Restated Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc. dated October 6, 1995.

               27.    Financial Data Schedule.

           (b)  Reports on Form 8-K:

                During the quarter ended October 31, 1995, Registrant filed a Current Report dated September 29, 1995, reporting under Item 5. Other Events related to a
                                ------- ----- ------
                dispute with the Internal Revenue Service.

                                   SIGNATURES





              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  AMREP CORPORATION
                                                     (Registrant)





          Dated:  December 13, 1995      By:   /s/ Mohan Vachani
                                               -----------------------
                                               Senior Vice President,
                                               Chief Financial Officer




          Dated:  December 13, 1995     By:    /s/ Peter M. Pizza
                                               -----------------------
                                               Controller

                                  EXHIBIT INDEX
                                  -------------


           4 Amended and Restated Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc. dated October 6, 1995.





          27  Financial Data Schedule