Form 10-Q
period 1996-01-31
AMREP CORP
filed 1996-03-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           January 31, 1996
                                   -------------------------------------

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

     Number of Shares of Common Stock, par value $.10 per share, outstanding at March 13, 1996 - 7,368,650, net of Treasury shares.

                                  FORM 10-Q

                     AMREP CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----


 PART I                                                          PAGE NO.
 ------                                                          --------

 Consolidated Financial Statements:

   Balance Sheets
     January 31, 1996 (Unaudited) and
     April 30, 1995 (Audited)                                       1

   Statements of Operations and Retained Earnings (Unaudited)
     Nine Months Ended January 31, 1996 and 1995                    2

   Statements of Operations and Retained Earnings (Unaudited)
     Three Months Ended January 31, 1996 and 1995                   3

   Statements of Cash Flows (Unaudited)
     Nine Months Ended January 31, 1996 and 1995                   4-5

   Notes to Consolidated Financial Statements                        6

 Management's Discussion and Analysis                              7-8



 PART II
 -------

 Other Information                                                  9

 Signatures                                                        10

 Exhibit Index                                                     11

                                FORM 10-Q
                    AMREP CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                     January 31, 1996 and April 30, 1995
             (Thousands, except par value and number of shares)

                                                January 31,   April 30,
                                                   1996          1995
                                                -----------   ---------
                                                (Unaudited)   (Audited)
   ASSETS
   ------
   Cash and cash equivalents                       $  7,840    $  9,266
   Receivables, net:
     Real estate operations                           9,265      10,644
     Magazine circulation operations                 39,303      39,391
   Real estate inventory                             73,309      72,464
   Rental and other real estate projects              9,162      11,622
   Investment property                                8,205       8,751
   Property, plant and equipment-at cost-
     net of accumulated depreciation and
     amortization of $11,385 at January 31, 1996
     and $10,706 at April 30, 1995                   16,867      14,128
   Other assets                                      15,951      14,671
   Excess of cost of subsidiary over net
     assets acquired                                  5,205       5,205
                                                   --------    --------
                                                   $185,107    $186,142
                                                   ========    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
   Accounts payable, deposits and
     accrued expenses                              $ 29,617    $ 32,048
   Notes payable:
     Amounts due within one year                     19,400       9,105
     Amounts subsequently due                        37,277      50,015
   Collateralized mortgage obligations                2,292       2,533
   Deferred income taxes                             28,200      26,520
                                                   --------    --------
                                                    116,786     120,221
                                                   --------    --------
   Shareholders' equity:
     Common stock, $.10 par value; shares
       authorized--20,000,000; shares issued
       and outstanding--7,398,650 at January 31,
       1996 and 7,393,650 at April 30,1995              740         739
     Capital contributed in excess of par value      44,928      44,903
     Retained earnings                               22,833      20,279
     Treasury stock, at cost; 30,000 shares            (180)          -
                                                   --------    --------
                                                     68,321      65,921
                                                   --------    --------
                                                   $185,107    $186,142
                                                   ========    ========

   See notes to consolidated financial statements.
                                       -1-
                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Consolidated Statements of Operations and Retained Earnings (Unaudited)
              Nine Months Ended January 31, 1996 and 1995
            (Thousands, except shares and per share amounts)

                                              1996           1995
                                          ------------   ------------
REVENUES
--------
  Real estate operations:
    Home and condominium sales            $     68,365   $     64,081
    Land sales                                   4,840          8,703
                                          ------------   ------------
                                                73,205         72,784

  Magazine circulation operations               43,210         31,945
  Interest and other operations                  4,861          4,897
                                          ------------   ------------
                                               121,276        109,626
                                          ------------   ------------
COSTS AND EXPENSES
------------------
  Real estate cost of sales                     58,434         59,490
  Operating expenses:
    Magazine circulation operations             34,331         23,912
    Rental projects                                  -            607
    Real estate commissions and selling          4,701          4,558
    Other                                        4,757          4,600
  General and administrative:
    Real estate operations and corporate         6,585          5,560
    Magazine circulation operations              5,140          3,644
  Interest, net                                  3,072          2,437
                                          ------------   ------------
                                               117,020        104,808
                                          ------------   ------------
    Income before provision
      for income taxes                           4,256          4,818

PROVISION FOR INCOME TAXES                       1,702          1,918
                                          ------------   ------------
    Net income                                   2,554          2,900

RETAINED EARNINGS, beginning of period          20,279         16,264
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     22,833   $     19,164
                                          ============   ============
NET INCOME PER SHARE                      $       0.35   $       0.40
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,389,599      7,329,818
                                          ============   ============

See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
  Consolidated Statements of Operations and Retained Earnings (Unaudited)
              Three Months Ended January 31, 1996 and 1995
            (Thousands, except shares and per share amounts)

                                              1996           1995
                                          ------------   ------------
REVENUES
--------
  Real estate operations:
    Home and condominium sales            $     20,814   $     21,270
    Land sales                                   1,384          3,738
                                          ------------   ------------
                                                22,198         25,008

  Magazine circulation operations               14,145         11,677
  Interest and other operations                  1,601          1,275
                                          ------------   ------------
                                                37,944         37,960
                                          ------------   ------------
COSTS AND EXPENSES
------------------
  Real estate cost of sales                     17,720         19,978
  Operating expenses:
    Magazine circulation operations             11,265          8,661
    Rental projects                                  -            267
    Real estate commissions and selling          1,465          1,594
    Other                                        1,577          1,427
  General and administrative:
    Real estate operations and corporate         2,286          1,882
    Magazine circulation operations              1,788          1,312
  Interest, net                                  1,019            886
                                          ------------   ------------
                                                37,120         36,007
                                          ------------   ------------
    Income before provision
      for income taxes                             824          1,953

PROVISION FOR INCOME TAXES                         330            778
                                          ------------   ------------
    Net income                                     494          1,175

RETAINED EARNINGS, beginning of period          22,339         17,989
                                          ------------   ------------
RETAINED EARNINGS, end of period          $     22,833   $     19,164
                                          ============   ============
NET INCOME PER SHARE                      $       0.07   $       0.16
                                          ============   ============
    Weighted average number of common
      shares outstanding                     7,378,759      7,367,552
                                          ============   ============

See notes to consolidated financial statements.

                                FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 1 of 2)
                 Nine Months Ended January 31, 1996 and 1995
                                 (Thousands)

                                                    1996          1995
                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $    2,554    $    2,900
                                                ----------    ----------
Adjustments to reconcile net income to
  net cash provided by operating activities -

    Depreciation and amortization                    6,579         4,699
    Changes in assets and liabilities -
      Receivables                                    1,287          (190)
      Real estate inventory                           (581)         (161)
      Rental and other real estate projects          2,460         2,583
      Investment property                              282          (194)
      Other assets                                  (6,271)       (3,634)
      Accounts payable, deposits and
        accrued expenses                            (2,431)          126
      Deferred income taxes                          1,680         1,860
                                                ----------    ----------
          Total adjustments                          3,005         5,089
                                                ----------    ----------
          Net cash provided by
            operating activities                     5,559         7,989
                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (4,328)       (2,007)
  Payment for purchase of Fulfillment
    Corporation of America                               -        (1,744)
  Other, net                                             -           600
                                                ----------    ----------
          Net cash used by investing activities     (4,328)       (3,151)
                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                      21,247        24,411
  Principal debt payments                          (23,931)      (28,341)
  Proceeds from exercise of stock options               27           448
                                                ----------    ----------
          Net cash used by financing
            activities                              (2,657)       (3,482)
                                                ----------    ----------




See notes to consolidated financial statements.

                                 FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES
              Statements of Cash Flows (Unaudited) (Page 2 of 2)
                  Nine Months Ended January 31, 1996 and 1995
                                 (Thousands)


                                                   1996          1995
                                                ----------    ----------

Increase (decrease) in cash and cash
 equivalents                                        (1,426)        1,356

CASH AND CASH EQUIVALENTS, beginning
  of period                                          9,266         6,623
                                                ----------    ----------
CASH AND CASH EQUIVALENTS, end
  of period                                     $    7,840    $    7,979
                                                ==========    ==========



SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid - net of amounts capitalized    $    3,014    $    3,015
                                                ==========    ==========
  Income taxes paid                             $       22    $       58
                                                ==========    ==========























See notes to consolidated financial statements.

                               FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Unaudited)
               Nine Months Ended January 31, 1996 and 1995






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


 Note 2:
 -------  Certain  amounts  in  the  January  31,   1995  Statement  of
          Operations   have  been  reclassified  to  conform   to   the
          presentation used at January 31, 1996.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
          Financial Condition and Results of Operations  (Page 1 of 2)
                                 January 31, 1996


          FINANCIAL CONDITION
          -------------------

          Subsequent to January 31, 1996, the Company finalized an agreement with one of its lenders for a development and construction loan in the aggregate amount of $9.8 million on a project in Colorado. Portions of the loan mature in 1997 and 1998, but may be extended for up to one year if certain provisions are met.


          RESULTS OF OPERATIONS
          ---------------------

          Total revenues increased approximately 11% for the nine months ended January 31, 1996, and remained approximately the same for the third quarter, as compared to the similar periods last year. Results for the nine months reflect higher revenues from both housing sales and magazine circulation operations, partially offset by lower revenues from land sales, while the third quarter reflects higher revenues from magazine circulation operations, offset by lower revenues from housing and land sales. Revenues from housing sales increased approximately 7% in the nine months this year, resulting from an increase in the average selling price of homes closed from $101,600 to $113,800, which offset a decrease in housing unit deliveries from 631 to 601. These revenues decreased approximately 2% in the third quarter this year, due to a decrease in housing unit deliveries from 205 to 175 which was partially offset by an increase in the average selling price of homes closed from $103,800 to $118,900. The increases in the average selling prices on homes closed from 1995 to 1996 results both from price increases and a shift to the building of larger, more expensive houses in Rio Rancho. The gross margin on housing sales increased by approximately $3.8 million and $.8 million in the nine months and third quarter, respectively, this year as compared to the similar periods last year, resulting from price increases as well as the favorable effect of production strategies and efficiencies introduced last fiscal year. Revenues and related gross profit from land sales decreased in the three and nine month periods in 1996 from 1995, primarily due to a decrease in the level of commercial and industrial lot sales. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and is not an indication of amounts that may be expected to occur in future

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Page 2 of 2)
                                January 31, 1996


          periods.   As a result of these factors,  gross  profit  from
          housing and land sales increased by approximately $1.5 million in the nine months and decreased by approximately $.6 million in the third quarter this year as compared to the similar periods last year.

          The increase in real estate commissions and selling expenses in the nine months this year was primarily the result of increased revenues from housing sales, and the decrease in the third quarter this year was primarily the result of the decrease in revenues from land sales. Real estate and corporate general and administrative expenses increased by approximately 18% and 21% in the nine and three months periods in 1996 compared to 1995; increases in both periods result from severance payments to several employees, increased pension plan expense resulting from lower than assumed investment performance in 1994 and additional employees, legal and other professional fees related to the Company's ongoing dispute with the Internal Revenue Service and other general expenses.

          Revenues from magazine circulation operations increased approximately 35% and 21% in the nine months and third quarter, respectively, this year as compared to the similar periods last year primarily due to the acquisition in January 1995 of the business of Fulfillment Corporation of America
          (FCA). Revenues from the newsstand distribution services are generally comparable for the nine month periods, however, they decreased approximately 11% in the third quarter 1996 compared to the prior year due to decreased billings and magazine sales percentages. At the same time operating expenses have increased by a greater amount than revenues in the nine months and third quarter, due to costs associated with the integration of FCA's activities with Kable's. It is expected that the profit margin of the Fulfillment
          Division  will  improve upon completion of  the   integration
          period.

          Interest expense increased in the nine months and third quarter this year due primarily to higher average borrowings for the magazine circulation operations and higher interest rates, since a large portion of the Company's borrowings are related to the prime rate. Interest and other operations' revenues less related cost and expenses increased in the third quarter this year primarily due to the gain on the sale of an industrial building.

                                      PART II

                                 Other Information
                                 -----------------




  Item 6.  Exhibits and Reports on Form 8-K
  -------  --------------------------------

           (a)  Exhibits:

                27.  Financial Data Schedule.

           (b)  Reports on Form 8-K:

                During the quarter ended January 31, 1996, Registrant filed a Current Report on Form 8-K (Date of earliest event reported: January 18, 1996) reporting under Item
                5.  Other Events and Item 7.  Financial Statements  and
                Exhibits.

                                   SIGNATURES





              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  AMREP CORPORATION
                                                     (Registrant)





          Dated:  March 13, 1996        By:    /s/ Mohan Vachani
                                               -----------------------
                                               Senior Vice President,
                                               Chief Financial Officer




          Dated:  March 13, 1996        By:    /s/ Peter M. Pizza
                                               -----------------------
                                               Controller

                                  EXHIBIT INDEX
                                  -------------




          27  Financial Data Schedule