Form 10-K
period 1996-04-30
AMREP CORP
filed 1996-07-29
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

For the fiscal year ended April 30, 1996         Commission File Number 1-4702
                          --------------                                ------

                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to _______________


                           AMREP CORPORATION
         -----------------------------------------------------
         (Exact name of registrant as specified in its Charter)

   Oklahoma                                                 59-0936128
- -------------------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   641 Lexington Ave., 6th Floor
    New York, New York                                         10022
- ---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (212) 705-4700
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
Title of Each Class                                     on Which Registered
- -------------------                                    ---------------------
Common Stock $.10 par value                            New York Stock Exchange
                                                       Pacific Stock Exchange
                                                       Chicago Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X          No
                                                       ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the last sales price of such Common Stock on July
22, 1996, on the New York Stock Exchange Composite Tape:      $19,787,845.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 22, 1996 - 7,398,650.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the following documents of Registrant are incorporated by reference into the indicated parts of this report:
Definitive Proxy Statement for 1996 Annual Meeting Part III

                                   PART I
                                   ------

Item 1.     Business
- -------     --------
                                 GENERAL

The Company* is a real estate developer and builder of housing, national distributor of magazines and a provider of subscription fulfillment services for publishers. It is the developer and major builder of single-family homes at Rio Rancho, New Mexico and more recently has entered the Denver, Colorado home-building market.

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

HOUSING OPERATIONS

The Company builds and markets a broad spectrum of housing, principally low to medium priced single-family homes ranging in size from approximately 850 to 3,150 square feet. It presently is building at Rio Rancho, New Mexico; in the Denver, Colorado area and at Freehold, New Jersey.

A substantial majority of the Company's building is at Rio Rancho, where the base prices of the homes and condominiums presently being sold by the Company range from approximately $70,000 to $269,000, although most are in the $100,000 to $130,000 range. In fiscal l996, the Company delivered 580 housing units at Rio Rancho at an average price of $112,000 whereas in fiscal l995 it delivered 658 housing units there at an average price of $95,000. The Company does the development work at Rio Rancho. See "DEVELOPMENT OPERATIONS - Rio Rancho" for information concerning Rio Rancho.

The Company entered the suburban Denver market in 1993 and has since that time acquired five new projects, two of which have been completed and three of which are ongoing. Its major project in this market is Bradbury Ranch in Parker, in the Southeast part of the Denver Metro area, where in 1994 it acquired 484 acres of undeveloped residential property zoned for approximately 1,800 homes. Development work began in fiscal 1995, and sales activity and home construction have commenced. The Company plans initially to build houses designed to sell in the $125,000 to $150,000 range. The Company also intends to sell lots from the property and closed 26 lots for an average price of $29,000 in fiscal 1996.


*  As  used  herein   "Company"   includes  the  Registrant  and  its
subsidiaries unless the context indicates otherwise.

In fiscal years 1993 and 1994, the Company acquired 196 residential lots in Broomfield, which is located in the Northwestern Denver Metro area. It commenced building there in fiscal 1994, and in fiscal 1995 delivered 82 homes at an average price of $128,000. In fiscal 1996 it delivered 80 homes at an average price of $132,000. The Company anticipates that the project will have its final closings by the third quarter of fiscal 1997. In addition, in fiscal 1994, the Company also acquired and commenced building at a smaller project at Parker with 101 residential lots. It delivered 48 homes there in fiscal 1995 at an average price of $133,000 and 46 homes in fiscal 1996 at an average price of $137,000. Also during fiscal 1996, it sold the remaining 7 lots at an average price of $26,300.

The Company recently acquired a total of 257 lots in two other projects in the Denver area, at which it intends to build homes in the $125,000 to $150,000 price range. Development and sales have commenced, and construction is expected to begin during the second half of fiscal 1997.

The Company is the general partner in a limited partnership, with a 50% interest, which in 1990 commenced construction of a townhouse project in Freehold, New Jersey. When completed, the reconfigured project will have 380 units. Pursuant to New Jersey law, 20% of the units must be priced substantially below market, but the remaining units may be sold at market (the "Market Price Units") and are designed to sell in the $115,000 to $155,000 range. From inception through April 1996, 305 units were delivered, including 64 of the below market units.

Until January 1994, the Company was the general partner and majority owner of a limited partnership which owns a congregate living rental facility in West Palm Beach, Florida. In January l994, an unrelated third party became the general partner of the partnership and the Company became a limited partner, but as a limited partner it continues to have an equity interest in the partnership. Completed in fiscal 1991, the facility was designed to provide alternative housing for active seniors and originally had 300 units. However, in fiscal 1995 and fiscal 1996 a total of 60 of the original units were converted for operation as an Assisted Care Living Facility ("ACLF"). Currently, 229 of the 240 alternative housing units are rented for terms of up to twelve months, and 62 of the 70 available spaces in the ACLF operation are occupied under leases having terms of up to twelve months.

Until fiscal 1994, AMREP and a subsidiary held all of the partnership interests in a limited partnership which owns 247 units of moderately-priced rental housing in Orlando, Florida. There then was a restructuring of that partnership in which an unrelated third party became the general partner and the Company became a 50% limited partner. The Company's management subsidiary continues to manage the project under a year-to-year contract. Substantially all of the units currently are leased for terms of from 6 to 12 months.

The Company participates in a joint venture which builds single-family homes in the Eldorado at Santa Fe, New Mexico subdivision ("Eldorado"), although the Company is not the builder. In fiscal l996 the venture sold 5 homes. In addition, during fiscal 1995, a subsidiary of the Company entered into a joint venture arrangement (Saratoga Square Homes Joint Venture) for the development and construction of a 42 unit townhome project in Brooklyn, New York.

The Company builds a number of different models of houses at its developments, which it changes periodically based on experience and market research. At Rio Rancho the houses are designed by the Company's own staff. The Company acts as general contractor, supervising all development and building activities, but employs subcontractors for most construction work. However, the Company performs some site preparation work with its own equipment and personnel and its employees do final preparation and cleaning work on housing units.

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

DEVELOPMENT OPERATIONS

The Company develops housing sites which include those for sale at Rio Rancho, Eldorado and, in the Denver area, at Bradbury Ranch. The development activity includes the obtaining of necessary governmental approvals, installation of utilities and necessary storm drains, and building or improving the roads. The engineering work is performed by both outside firms and Company employees, but development work generally is performed by outside contractors.

The Company sells developed residential lots to outside builders at Rio Rancho, Eldorado and Bradbury Ranch. In fiscal 1996, outside builders purchased 207 lots at Rio Rancho for an aggregate of $2,582,000, 59 lots at Eldorado for an aggregate of $1,657,000 and 26 lots at Bradbury Ranch for an aggregate of $758,000.

            Rio Rancho

This project consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,100 acres have been platted into approximately 108,800 homesite and commercial lots and 16,200 acres are dedicated to community facilities, roads and drainage with the remainder consisting of bulk unplatted land. At April 30, 1996, a total of approximately 78,000 of the lots had been sold. The Company currently owns approximately 25,000 acres at Rio Rancho of which some 8,500 acres are in contiguous blocks suitable for development. The balance is in scattered lots which require the purchase of a sufficient number of adjoining lots to create tracts suitable for development. Rio Rancho (most of the populated portion of which is in an incorporated city) has a population of over 47,000.

Piped water is supplied to all homes by a city-owned water utility company while electricity and telephone service are supplied by independent public utility companies. Most homes are also serviced by piped gas and sewage utilities. Sewage disposal for lots not serviced by the utility system is by individual septic tank. The Company is required to make deposits with the electric, gas, water and sewage companies when their utility lines are extended to new sections. A substantial part of such deposits are returned as houses are built and the utility service commences.

Since early 1977, no lots have been sold except with houses on them or to outside builders. Over 50,000 lots were sold prior to 1977 and most of these are in areas where utilities have not yet been installed. However, under the contracts pursuant to which the lots were sold if, when the purchaser is ready to build a home and utilities have not reached the site of the respective lot, the Company is obligated to exchange a lot in an area then serviced by water, telephone and electric utilities for a lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

The commercial areas at Rio Rancho presently house in excess of 400 business and professional offices, nine shopping centers with over 1,000,000 square feet of store and office space, and a 55,000 square foot office building largely occupied by the Company. In addition, a number of individual office buildings and stores are located throughout the community. Nine financial institutions have offices at Rio Rancho. The industrial areas presently have approximately 72 buildings with over 3,025,000 square feet, including a manufacturing facility containing approximately 2,100,000 square feet built and used by Intel Corporation.

            Eldorado at Santa Fe

This subdivision, consisting of approximately 6,000 acres platted into lots, is located 10 miles southeast of Santa Fe, New Mexico. Approximately 1,650 single-family homes have been built and sold at this subdivision. If the current rate of sales continues, the remaining inventory of approximately 127 lots at Eldorado will be sold during fiscal l998.

            Bradbury Ranch

The Company is currently developing approximately 160 acres of the 484 acre acquisition into 582 lots. It intends to sell approximately half of the lots to outside builders and build and sell its own houses on the remaining lots. The Company closed 26 lots in fiscal 1996.

SALE OF NON-RESIDENTIAL TRACTS

The Company sells developed and undeveloped tracts at Rio Rancho to commercial users and may sell tracts from its Bradbury Ranch property in Parker, Colorado. In fiscal 1996, 16 tracts were sold at Rio Rancho at prices ranging from approximately $14,000 to over $533,000.

MARKETING

The Company's homes are generally purchased as principal residences. The designs of the various models built by the Company are based on market research, which is done principally by Company personnel. At Rio Rancho, the Company sells its housing almost entirely from on-site models, both directly and through brokers. At the Colorado developments, the Company sells its housing through brokers operating out of on-site sales offices. At Freehold, the Company sells directly from on-site models without brokers.

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

At July 1, l996, the Company had signed contracts for the purchase of 235 units of housing for an aggregate purchase price of approximately $27,004,000 whereas at July l, l995 it had signed contracts for 389 units with an aggregate purchase price of approximately $44,545,000.

At July l, l996, the Company had contracts for the sale of 180 lots to builders for an aggregate purchase price of $4,709,071 and 5 contracts for the sale of unimproved real estate for an aggregate purchase price of $5,642,844. At July 1, l995 it had contracts for the sale of 240 lots to builders for an aggregate purchase price of $8,038,000 and three contracts for the sale of unimproved real estate for an aggregate purchase price of $3,700,000.

COMPETITION

The construction and sale of homes is a highly competitive business. Each of the Company's housing projects competes with other builders who offer similarly priced housing. To a limited extent, the Rio Rancho development competes with developments in other places having climates attractive to those who wish to escape the rigorous climates of the north, although a large majority of the housing there is purchased by New Mexico residents.

Historically, the Company has generally concentrated on the construction of affordable housing with relatively few options, leaving custom house building and relatively expensive houses generally to other builders. During the past several years, the Company has been increasing the upper price level of its houses to accommodate a full spectrum of middle income buyers. The Company has recently entered the semi-custom market at its Rio Rancho development.

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

                   MAGAZINE AND CIRCULATION OPERATIONS

Through its wholly-owned subsidiary, Kable News Company, Inc., the Company (i) performs subscription fulfillment and related services and
(ii) distributes periodicals nationally and in Canada and, to a small degree, overseas. As of July 1, 1996, Kable employed approximately 1,310 persons, approximately 1,070 of whom are involved in its fulfillment activities and 240 in distribution activities. Kable maintains state of the art computer hardware and software in support of its fulfillment and distribution operations.

FULFILLMENT SERVICES

Kable's Fulfillment Services Division performs a number of fulfillment and fulfillment related activities, principally magazine subscription fulfillment services, list services and product fulfillment services. This Division has been growing rapidly in recent years, and the business was substantially increased with the acquisition by a subsidiary of Kable in January 1995 of the business of Fulfillment Corporation of America, Inc. ("FCA"), an Ohio-based fulfillment company. The Division accounted for 59% of Kable's total revenues in fiscal l995 (with revenues from FCA business beginning in January 1995) and 68% of total revenues in fiscal 1996. Kable encountered unforeseen problems in converting accounts from the FCA systems to its systems, which resulted in unexpected expenses and some loss of customers and revenues in fiscal 1996. However, management believes that these problems have now been corrected.

For its magazine subscription fulfillment service clients, this Division processes new orders, receives and accounts for payments, prepares labels for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications, maintains subscriber lists and database, generates marketing and statistical reports, and prints forms and promotional materials. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications utilizing the broad capabilities of its extensive database system.

List services clients are primarily publishers. In this activity, the Division maintains clients' customer lists, selects names for clients who rent their lists, merges rented lists with the clients' lists to eliminate duplication for clients' promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients.

Product fulfillment services are provided primarily for Kable's publisher clients. In this activity, it receives, warehouses, processes and ships merchandise.

Kable now performs fulfillment services for approximately 370 different magazine titles for some 260 clients and maintains approximately 20,000,000 active subscriber names for its client publishers. In a typical month Kable produces almost 21,000,000 mailing labels for its client publishers and also produces and mails approximately 7,000,000 billing and renewal statements.

There are a large number of companies which perform fulfillment services and with which Kable competes, two of which are much larger than Kable. Since publishers utilize only a single fulfillment service for a particular publication, there is intensive competition to obtain fulfillment contracts with publishers. Kable has a staff whose primary duty is to solicit fulfillment business.

DISTRIBUTION

In its distribution operation, Kable annually distributes magazines for over 255 publishers. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers over 35,000,000 copies of the various titles. Typical of the industry, Kable purchases the publications from its publishers and sells them to approximately 300 independent wholesale distributors in the United States and Canada. The wholesale distributors in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. In fiscal 1996, distribution activities accounted for 32% of Kable's revenues.

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

A realignment of industry relationships in the distribution of magazines started during fiscal 1996 and rapidly grew to major proportions. It was triggered by the decision of certain major retailers with multiple outlets to sharply reduce the number of wholesalers with whom the retailers would deal. This has led to a substantial reduction in the number of wholesalers through the merger of certain wholesalers, the formation by certain other wholesalers of cooperatives to bid for the business of such retailers, and the complete retirement from the business by a number of wholesalers. The changes have resulted in inefficiencies which have reduced Kable's sales and profits. Management is not able to predict whether these changes will have a material impact on Kable's revenues and profits in fiscal 1997.

Kable has a distribution sales and marketing force of over 100 persons, the responsibility of which is to work with wholesalers and retailers to promote product sales and to assist in determining the number of copies of product to be delivered to each retailer.

Kable generally makes substantial advances to publishers against future sales,which publishers may use for some printing, paper and production costs prior to the product going on sale, but it is usually not paid by wholesalers for product until some time after the product has gone on sale. Kable is therefore exposed to potential credit risks with both the publishers and the wholesalers. Its ability to make a profit is dependent in part on its skill in estimating the number of copies of an issue which should be printed and distributed and limiting its advances to the publisher accordingly.

There are six national distributors with whom Kable competes. Since publishers utilize only a single distributor to distribute a particular line, there is intensive competition between distributors to obtain distribution rights from publishers. Each of these large competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications thus has intensified.

                             COMPANY OFFICES

The Company's principal executive offices are in New York City in leased offices. Real estate operations are centralized in Rio Rancho in a modern office building owned by the Company, while the Denver, Colorado division is operated from a leased office. Kable News has an executive and sales office in New York City, and its operations are centered in Mt. Morris, Illinois, and Marion, Ohio.

                                EMPLOYEES

The Company has approximately 1,570 employees (including Kable), none of whom is represented by a union. The Company provides retirement, health and other benefits for its employees and considers its employee relations to be good.

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


Item 4.      Submission of Matters to a Vote of Security Holders.
- -------      ----------------------------------------------------

Not Applicable.

Executive Officers of Registrant
- --------------------------------

Set forth below is certain information concerning persons who are executive officers of Registrant.

Name                           Office Held                            Age
- -------                        -----------                           -----

Daniel Friedman                Senior Vice President of               61
                                     Registrant since prior
                                     to 1991; Chairman of the
                                     Board of Kable News
                                     Company, Inc., a wholly-owned
                                     subsidiary of Registrant,
                                     since prior to 1991.


James Wall                     Senior Vice President of               59
                                     Registrant since September
                                     1991; Chairman of the Board
                                     of AMREP Southwest,
                                     Inc., a wholly-owned subsidiary
                                     of Registrant, since February
                                     1996; President of AMREP
                                     Southwest, Inc. since January
                                     1991; General Manager of
                                     Southwest Operations since
                                     prior to 1991.


Harvey W. Schultz              Senior Vice President of               55
                                     Registrant since March
                                     1992; President of AMREP
                                     Solutions, Inc., a wholly-
                                     owned subsidiary of the
                                     Registrant, since March
                                     1992; President of HWS
                                     Solutions, Inc.,
                                     environmental consultants
                                     from 1991 to March 1992.

Name                           Office Held                            Age
- -------                        -----------                           -----

Mohan Vachani                  Senior Vice President -                54
                                     Chief Financial Officer
                                     of the Registrant since June
                                     1993; Consultant to the
                                     Registrant from September
                                     1992 to June 1993;
                                     Vice President-
                                     Chief Financial Officer
                                     of Bedford Properties,
                                     Inc., real estate manage-
                                     ment and development,
                                     from prior to 1991 until
                                     June 1993.


Valerie Asciutto               Vice President-General                 43
                                     Counsel of Registrant since
                                     July 1992; Vice President -
                                     Real Estate Lending of
                                     Community Capital Bank
                                     (commercial bank) from
                                     September 1991 to May
                                     1992; attorney in private
                                     practice from prior to
                                     1991 to September 1991.


Each executive officer holds office until the first meeting of directors following the annual meeting of stockholders and until his/her successor is duly chosen and qualified.

                                 PART II
                                 -------

Item 5.      Market for Registrant's Common Equity and
- -------      Related Stockholder Matters
             -----------------------------

The Registrant's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange under the symbol AXR. On July 22, 1996, there were approximately 2,700 holders of record of the common stock. The Registrant has not paid any cash dividends, and it has agreed in connection with certain long term borrowings not to pay cash dividends in amounts exceeding one-half of the Registrants's net worth. The range of high and low closing prices for the last two years by fiscal quarter, is presented below:

              FIRST           SECOND           THIRD          FOURTH
          ------------    ------------     ------------    ------------
          HIGH     LOW    HIGH     LOW     HIGH     LOW    HIGH     LOW
          ----    ----    ----    ----     ----    ----    ----    ----
  1996      7     6 1/8   7 3/4   6 1/8    6 1/2   5 3/8   5 1/2   4 3/4

  1995      8     6 7/8   8 1/8   7 1/8    8 1/4   5 1/2   8 1/4   6 1/8

Item 6.          Selected Financial Data
- -------          -----------------------

                              (In thousands of dollars except per share amounts)
                                             Year Ended April 30,
                          --------------------------------------------------------
                             1996        1995        1994       1993        1992
                          ---------   ---------   ---------  ---------   ---------
Revenues                  $ 161,802   $ 152,525   $ 126,088  $  93,660   $  73,365
Net Income (Loss)         $   2,785   $   4,015   $   2,372  $      41   $  (6,826)
Net Income (Loss) Per     $    0.38   $    0.55   $    0.33  $    0.01   $   (1.03)
Share


Total Assets              $ 181,796   $ 186,142   $ 178,857  $ 179,944   $ 168,390
Notes Payable                51,959      56,229      50,738     31,899      34,462
Project Financing               223       2,891       6,205     41,228      32,164
Collateralized Mortgage
  Obligations                 2,209       2,533       4,406      6,473       7,390
Shareholders' Equity         68,552      65,921      61,429     54,102      54,055
Cash Dividends                    -           -           -          -           -

Item 7.  Management's Discussion and Analysis of Financial
- -------   Condition and Results of Operations.
          -----------------------------------

RESULTS OF OPERATIONS
- ---------------------
1996 versus 1995
- ----------------

Total revenues for the year ended April 30, 1996 increased 6% over fiscal 1995, reflecting higher revenues from both housing sales and magazine circulation operations, partially offset by lower revenues from land sales. Revenues from housing sales increased approximately 2% in fiscal 1996 over 1995, resulting from an increase in the average selling price of homes closed from $102,200 to $115,700, which offset a decrease in housing unit deliveries from 862 to 775. The increases in the average selling prices on homes closed from 1995 to 1996 results both from price increases and a shift to the building of larger, more expensive houses in Rio Rancho. The gross margin on housing sales increased by approximately $3.7 million over fiscal 1995, resulting from price increases, as well as the favorable effect of production strategies and efficiencies introduced in the last two fiscal years.
Revenues and related gross profit from land sales decreased from fiscal 1995, primarily due to a decrease in the level of commercial and industrial lot sales. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and is not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales increased by approximately $1.8 million in fiscal 1996 compared to the prior year.

Revenues from magazine circulation operations increased approximately 23% in fiscal 1996 from 1995, primarily due to the acquisition in January 1995 of the business of Fulfillment Corporation of America (FCA) and the inclusion of FCA's operations as part of Kable for a full year in 1996, as opposed to only four months in 1995. As a result, Fulfillment Services revenues increased 40% in 1996 compared to 1995. Revenues from the Newsstand Distribution services, however, decreased approximately 3% in fiscal 1996 due to decreased magazine sales. This decrease resulted in part from paper cost increases in the publishing industry which in turn caused increased magazine cover prices or, in some cases, reduced print quantities and product qualities of magazines thereby leading to some consumer resistance. In addition, a major realignment of industry relationships in the distribution of magazines developed rapidly during 1996, which led to a substantial reduction in the number of wholesalers. These changes have resulted in inefficiencies which have reduced Kable's sales and profits. Management is not able to predict whether these changes will have a material impact on Kable's revenues and profits in fiscal 1997. At the same time, operating expenses increased to 81% of magazine circulation revenues in 1996 from 74% in 1995. These expenses increased in part due to unforeseen problems in converting accounts from the FCA systems to its own, which resulted in unexpected expenses and some loss of customers and revenues in fiscal 1996. However, management believes that these problems have been corrected. Primarily as a result of these factors, operating income from magazine circulation operations decreased by approximately $2.3 million over the prior year.

Real estate commissions and selling expenses remained comparable in fiscal 1996 and fiscal 1995, and were the same percentage of related revenues in both years. Real estate and corporate general and administrative expenses increased by approximately 19% in fiscal 1996 compared to 1995, primarily as a result of the accrual of amounts due under the terms of an employment contract to the Company's former Chief Executive Officer, who left office during 1996 due to a disability, increased pension plan expense resulting from lower than assumed investment performance in 1994 and additional employees in the plan, and professional fees related to the Company's ongoing dispute with the Internal Revenue Service.

Interest expense increased in fiscal 1996 due primarily to higher average borrowings for the magazine circulation operations and higher average interest rates, since a large portion of the Company's borrowings are related to the prime rate. Revenues less costs and expenses from interest and other operations decreased by approximately $350,000, due to various non-recurring matters last year.

1995 versus 1994
- ----------------

Total revenues for the year ended April 30, 1995 increased 21% over fiscal 1994, reflecting substantially higher revenues from both home and condominium sales and magazine operations. Revenues from home and condominium sales increased approximately 30% in fiscal 1995 over 1994, resulting from an increase in both housing unit deliveries and the average revenues per housing unit closed. 862 housing units were delivered in 1995 compared to 758 in 1994, which results in part from the continued growth of the Company's Colorado operations, which were in the start-up phase during fiscal 1994. In addition, the average revenue per unit closed increased to $102,200 in 1995 from $89,100 in 1994, resulting from price increases and a shift to the building of larger, more expensive houses in Rio Rancho, as well as to the increased number of housing deliveries from the Company's Colorado home-building division, where average home prices are generally higher than those of Rio Rancho. The gross margin on housing sales increased by approximately $2.9 million over fiscal 1994. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and is not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales increased by approximately $1.7 million in fiscal 1995, compared to the prior year.

Revenues from magazine circulation operations increased 32% in fiscal 1995 from 1994. The increase is due, in part, to the acquisition in January 1995 of the business of FCA and from the inclusion of a full year's results for certain Newsstand Distribution contracts acquired from Capital Distribution Company in August 1993, as well as from general growth in both Fulfillment Subscription and Newsstand Distribution services. Profit margins of the Newsstand and Fulfillment Divisions have historically been comparable, however, primarily as a result of the FCA acquisition, margins of the Fulfillment Division, have been adversely impacted during the transition period. Total operating expense as a percent of circulation revenues were 74% in 1995 and 73% in 1994, and general and administrative expense was 12% and 13% of related revenues in fiscal 1995 and 1994, respectively. Primarily as a result of these factors, operating income from the magazine operations increased by approximately $1.8 million in fiscal 1995 over the prior year.

The increase in real estate commissions and selling expenses in fiscal
1995 over fiscal 1994 was commensurate with the increase in related real estate revenues. Real estate and corporate general and administrative expenses decreased by approximately 6% in fiscal 1995 compared to 1994, due to lower consulting and legal expenses.

Revenues less costs and expenses from interest and other operations increased by approximately $360,000, due to various non-recurring matters in fiscal 1995. In addition, as the result of the restructuring of the Company's equity interest in two rental projects in Florida in fiscal 1994, which resulted in the deconsolidation of these operations (see Note 5), there were no rental project revenues or gain on partnership restructuring in fiscal 1995, compared to $3.7 million and $1.2 million, respectively, in the prior year.

Interest expense increased in fiscal 1995 due to higher interest rates, since a large portion of the Company's borrowings are related to the prime rate, as well as higher average borrowings. In addition, costs associated with rental projects decreased, as a result of the deconsolidation of these operations, as discussed above, partially offset by costs incurred in fiscal 1995 related to the funding of, and the establishment of a reserve for, certain continuing cash requirements of The Classic (see Note 5). Also, 1994 reflects a valuation provision of $1.1 million on Florida real estate not under current development which did not occur in 1995.

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

Cash Flows From Financing Activities
- ------------------------------------

At April 30, 1996, the Company had line-of-credit arrangements with several financial institutions collateralized by various assets which amounted to an aggregate borrowing availability of $56.9 million. One of these lines (under which $32.5 million was available against which approximately $23.6 million was outstanding as of April 30, 1996) is available for Kable News Company (Kable) operations. Borrowings under this line-of-credit, which expires August 31, 1998, must be collateralized 125% or more by certain Kable accounts receivable. The line-of-credit agreement limits the payment of dividends by, and loans from, Kable to the Company.

The other lines-of-credit are used principally to support real estate construction in New Mexico and Colorado. At April 30, 1996, they totaled $24.4 million against which approximately $13.8 million was drawn. These lines-of-credit are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. The Company also has borrowed in excess of $5.0 million in land acquisition for its Colorado projects. The Company is also having discussions with other lenders seeking additional working capital, although there are no assurances these discussions will be fruitful.

Notes payable outstanding, including lines-of-credit discussed above, were $51.9 million at April 30, 1996, compared to $56.2 million at April 30, 1995, and $50.7 million at April 30, 1994. The increase at April 30, 1995, compared to the prior year, was due in part to the borrowing associated with the Company's acquisition of FCA, as well as to increased construction activity in Colorado. The decrease at April 30, 1996 is due primarily to a lower balance under the Kable line-of-credit at April 30, 1996, and a payment on the land acquisition note for a Colorado project.

The Company anticipates renewing, extending or replacing certain of these loan agreements as they come due in fiscal 1997. The Company is also having discussions with other lenders seeking additional working capital, although there are no assurances these discussions will be fruitful.

Cash Flows From Operating Activities
- ------------------------------------

Inventories amounted to $71.9 million at April 30, 1996 compared to $72.5 million, $71.1 million and $48.0 million at April 30, 1995, 1994 and 1993, respectively. The increase at April 30, 1996, 1995 and 1994, over April 30, 1993 is due to the acquisition and initial development of several real estate projects in connection with the Company's expansion into the Colorado market. This activity primarily resulted in the increase in accounts payable, deposits and accrued expenses at April 30, 1996, 1995 and 1994 compared to fiscal 1993. Receivables increased by approximately $11.7 million at April 30, 1994 compared to April 30, 1993, by $2.6 million at April 30, 1995 and decreased slightly at April 30, 1996, compared to the prior year resulting, in part, from changes in related revenues.

Cash Flows From Investing Activities
- ------------------------------------

Capital expenditures increased in fiscal 1996 compared to prior years as a result of the construction of a new reservoir and water line extensions at the Company's water utility plant, as well as a major renovation of the Kable headquarters building. The Company believes that its available funds will be adequate to provide for anticipated capital expenditures.

The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and development and construction loans will be sufficient to maintain liquidity at a satisfactory level subject to developments related to the dispute with the Internal Revenue Service described below.

The Internal Revenue Service ("IRS") has completed a review of the Company's tax returns for fiscal years 1984 through 1989, is in the process of reviewing the tax returns for fiscal years 1990 through 1992, and is expected in due course to review the returns for fiscal years 1993 through 1995. One of the issues involved for all those years concerns the method by which the Company has utilized Section 458 of the Internal Revenue Code (the "Code") to adjust taxable income of Kable for an amount related to the return of magazines within a specified period following the close of each tax year.
The IRS challenged the adjustments to taxable income made by two other taxpayers in reliance on the same Code provision using the same method as that used by the Company. The IRS regulations embodying its position were upheld by the United States Tax Court in lawsuits brought by each of those taxpayers. Both taxpayers appealed their Tax Court decisions. The United States Court of Appeals for the Second Circuit now has affirmed the Tax Court ruling in one of those two appeals; the other, in a different Circuit, is as yet undecided.

The computation of the adjustments to the Company's taxable income which must be made on the basis prescribed by the Section 458 regulations is exceedingly complex, and, ultimately can only be finalized with the input of the IRS.
The IRS has provided the Company with preliminary computations reflecting its adjustments for 1984 - 1989 which the Company believes are complete with regard to Section 458. While the Company cannot be certain until it receives the final report from the IRS for the 1984 - 1989 review period, the Company now estimates that the portion of previously deferred taxes (plus related interest which accrues from the date of deferral) that it will owe when the IRS's reviews of all the audit periods are final will total substantially less than previous estimates made by the Company. However, given the complexity of the situation and the preliminary nature of the IRS calculations, the Company recognizes the possibility that approximately $20 million of the deferred taxes (plus a significant increment for interest as set forth in Note 11 to the Consolidated Financial Statements) could become payable as a result of the IRS's reviews.

It is expected that the review for the years 1984 through 1989 will be final shortly. The Company presently does not intend to contest the position of the IRS and estimates federal and state taxes of $650,000 and interest of $200,000 for those years will then be due. The reviews for the years 1990 through 1992 are expected to be completed in fiscal 1998. The Company does not know when the review for the years 1993 through 1995 will be completed, but does not believe it will be prior to fiscal year 1999. The exact amount of taxes and interest attributable to any given tax year will only be known and will be payable after the IRS completes its review for such year and computes the amount of the adjustment. The Company's taxes for fiscal 1996 were calculated in accordance with the regulations and as if the audit for 1984 through 1989 were final.

If the taxes payable as a result of the IRS reviews of the twelve years in question are in the amount it now estimates, the Company believes that with cash on hand, anticipated earnings and bank lines, it will be able to pay those taxes plus interest (which will continue to accrue to the date of payment) when they become due. Since there remains a possibility that the higher total amount of taxes and interest will have to be paid, with the increment due in fiscal year 1998, the Company continues to pursue sources of funds for its payment which would probably include the request for an installment payment arrangement with the IRS, the sale of certain assets, and perhaps alternatives in the public markets. However, no specific sources have been identified.



Item 8.      Financial Statements and Supplementary Data.
- -------      --------------------------------------------
                            [See next page]

                   Report of Independent Public Accountants
                   ----------------------------------------








To the
 Shareholders and
 Board of
 Directors of
 AMREP Corporation



We have audited the accompanying consolidated balance sheets of AMREP Corporation and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.



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



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.



Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP

New York, New York
June 28, 1996

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
               CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
               -----------------------------------------
                        APRIL 30, 1996 AND 1995
                        -----------------------
                     (Dollar amounts in thousands)



                        ASSETS                            1996          1995
                        ------                        -----------  ------------

CASH AND CASH EQUIVALENTS                              $    7,607    $    9,266

RECEIVABLES, net:
  Real estate operations                                   11,371        10,644
  Magazine circulation operations                          38,234        39,391

REAL ESTATE INVENTORY                                      71,916        72,464

RENTAL AND OTHER REAL ESTATE INVESTMENTS                    8,211        11,622

INVESTMENT PROPERTY                                         8,042         8,751

PROPERTY, PLANT AND EQUIPMENT,
  at cost, net of accumulated
  depreciation and amortization                            16,995        14,128

OTHER ASSETS                                               14,215        14,671

EXCESS OF COST OF SUBSIDIARY
  OVER NET ASSETS ACQUIRED                                  5,205         5,205
                                                       ----------    ----------
   TOTAL ASSETS                                        $  181,796    $  186,142
                                                       ==========    ==========

            The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
               CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
               -----------------------------------------
                        APRIL 30, 1996 AND 1995
                        -----------------------
             (Dollar amounts in thousands except par value)


         LIABILITIES AND SHAREHOLDERS' EQUITY             1996          1995
         ------------------------------------          ------------  -----------

ACCOUNTS PAYABLE, DEPOSITS AND
  ACCRUED EXPENSES                                     $   33,013    $   32,048

NOTES PAYABLE:
  Amounts due within one year                              16,923         6,214
  Amounts subsequently due                                 35,036        50,015

RENTAL AND OTHER REAL ESTATE INVESTMENT FINANCING             223         2,891

COLLATERALIZED MORTGAGE OBLIGATIONS                         2,209         2,533

DEFERRED INCOME TAXES                                      25,840        26,520
                                                       ----------   -----------
   TOTAL LIABILITIES                                      113,244       120,221
                                                       ----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value;
   shares authorized--20,000,000;
   shares issued and outstanding--
   7,398,650 in 1996, and 7,393,650 in 1995                   740           739
  Capital contributed in excess of par value               44,928        44,903
  Retained earnings                                        23,064        20,279
  Treasury stock, at cost; 30,000 shares in 1996             (180)            -
                                                       ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                              68,552        65,921
                                                       ----------    ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  181,796    $  186,142
                                                       ==========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
            (Amounts in thousands, except per share amounts)
                                                   Year ended April 30,
                                          --------------------------------------
                                             1996          1995         1994
                                          -----------   -----------  -----------
   REVENUES:
     Real estate operations-
      Home and condominium sales          $  89,697     $  88,084    $  67,501
      Land sales                              8,901        11,734       13,126
      Rental projects                             -             -        3,741
      Gain on partnership restructuring           -             -        1,245
                                          ---------     ---------    ---------
                                             98,598        99,818       85,613

     Magazine circulation operations         56,693        46,186       35,029
     Interest and other operations            6,511         6,521        5,446
                                          ---------     ---------    ---------
                                            161,802       152,525      126,088
                                          ---------     ---------    ---------
   COSTS AND EXPENSES:
     Real estate cost of sales               78,891        81,939       64,439
     Operating expenses-
      Magazine circulation operations        45,785        34,257       25,535
      Rental operations                           -           980        5,525
      Real estate commissions and selling     6,373         6,492        5,060
      Other operations                        6,376         6,034        5,319
     General and administrative-
      Real estate operations and              9,083         7,621        8,146
      corporate
      Magazine circulation operations         6,728         5,388        4,503
     Interest, net                            3,925         3,086        2,635
     Real estate valuation provision              -             -        1,100
                                          ---------     ---------    ---------
                                            157,161       145,797      122,262
                                          ---------     ---------    ---------
         Income before income taxes           4,641         6,728        3,826

   PROVISION FOR INCOME TAXES                 1,856         2,713        1,454
                                          ---------     ---------    ---------
   NET INCOME                             $   2,785     $   4,015    $   2,372
                                          =========     =========    =========
   NET INCOME PER SHARE                   $    0.38     $    0.55    $    0.33
                                          =========     =========    =========
   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                      7,384         7,345        7,091
                                          =========     =========    =========

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



                                            Capital
                          Common Stock    Contributed             Treasury
                        ----------------  In Excess of  Retained  Stock at
                        Shares    Amount   Par Value    Earnings    Cost    Total
                        ------    ------  ------------  --------  --------- -----

BALANCE, April 30, 1993   6,619 $    662 $  39,548     $ 13,892 $      - $ 54,102

  Net income                  -        -         -        2,372        -    2,372

  Stock issuance in
   connection
   with purchase of
   magazine
   circulation operations
   assets                   576       58     4,043            -        -    4,101

  Stock issuance in
   connection
   with restructuring of
   general partnership
   interest
   in The Classic            66        7       589            -        -      596

  Exercise of stock
   options and other
   stock issuance            37        3       255            -        -      258
                          ----- -------- ---------    --------- -------- --------

BALANCE, April 30, 1994   7,298      730    44,435       16,264        -   61,429

  Net income                  -        -         -        4,015        -    4,015

  Exercise of stock
   options                   96        9       468            -        -      477
                          ----- -------- ---------    --------- -------- --------

BALANCE, April 30, 1995   7,394      739    44,903       20,279        -   65,921

  Net income                  -        -         -        2,785        -    2,785

  Exercise of stock           5        1        25            -        -       26
   options

  Treasury stock purchased    -        -         -            -     (180)    (180)

BALANCE, April 30, 1996   7,399 $    740 $  44,928     $ 23,064 $   (180)$ 68,552
                          ===== ======== =========     ======== ======== ========

               The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Page 1 of 2)
          ---------------------------------------------------
                         (Amounts in thousands)
                                                    Year ended April 30,
                                           ----------------------------------
                                              1996        1995         1994
                                           ---------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   2,785   $   4,015    $   2,372
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities-
   Depreciation and amortization               2,309       1,956        2,228
   Changes in assets and liabilities-
     Receivables - net                           250         131      (11,709)
     Real estate inventory                       745      (1,362)     (20,107)
     Rental and other real estate investments  3,411       2,552        2,710
     Investment property                         512        (147)       2,592
     Other assets                               (223)     (1,069)      (1,887)
     Accounts payable, deposits and
       accrued expenses                          965      (2,199)       8,785
     Deferred income taxes                      (680)      2,356        1,773
   Real estate valuation provision                 -           -        1,100
   Gain on restructuring of general
    partnership interest                           -           -       (1,245)

      Net cash provided (used) by          ---------   ---------    ---------
        operating activities                  10,074       6,233      (13,388)
                                           ---------   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (5,358)     (3,116)      (1,852)
  Proceeds from sale of property, plant
   and equipment                                 861           -            -
  Payment for Fulfillment Corporation of
   America - net                                   -      (1,744)           -
  Other - net                                      -         600          400
                                           ---------   ---------    ---------
      Net cash used by investing activities   (4,497)     (4,260)      (1,452)
                                           ---------   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                28,226      35,996       33,551
  Principal debt payments                    (35,488)    (35,803)     (19,798)
  Proceeds from the sale of stock and
   exercise of stock options                      26         477          854
      Net cash provided (used) by          ---------   ---------    ---------
        financing activities                  (7,236)        670       14,607
                                           ---------   ---------    ---------
      Increase (decrease) in cash and
        cash equivalents                      (1,659)      2,643         (233)

CASH AND CASH EQUIVALENTS,
  beginning of year                            9,266       6,623        6,856
                                           ---------   ---------    ---------
CASH AND CASH EQUIVALENTS,
  end of year                              $   7,607   $   9,266    $   6,623
                                           =========   =========    =========


            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Page 2 of 2)
           ---------------------------------------------------
                         (Amounts in thousands)
                                                     Year ended April 30,
                                           ----------------------------------
                                              1996        1995         1994
                                           ---------   ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts
   capitalized                            $   3,634    $   3,356    $   3,736
                                          =========    =========    =========
  Income taxes paid                       $     553    $     233    $      29
                                          =========    =========    =========
SUPPLEMENTAL INFORMATION REGARDING
   NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
  Stock issuance in connection with
   purchase of magazine
   circulation operations assets          $       -    $       -    $   4,101
                                          =========    =========    =========
  Restructuring of general partnership
   interests in The Classic
   and Colonial Pointe resulting in
   decreases in the following:
     Rental and other real estate
       investments                        $       -    $       -    $  31,880
     Accounts payable, deposits and
       accrued expenses                           -            -          721
     Project financing                            -            -       32,004
                                          =========    =========    =========
  Purchase of treasury stock resulting in
   a decrease of receivable
   due from seller                        $     180    $       -    $       -
                                          =========    =========    =========



             The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  AMREP CORPORATION AND SUBSIDIARIES
                  ----------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
      -------------------------------------------------------------------

      Principles of consolidation
      ---------------------------

The consolidated financial statements include the accounts of AMREP Corporation (Company), an Oklahoma corporation, and its subsidiaries. The Company's principal subsidiaries, which are wholly-owned, are AMREP Southwest, Inc. and Kable News Company, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheets are presented in an unclassified format, since the Company operates in the real estate industry and its operating cycle is greater than one year.

      Home and condominium sales
      --------------------------

Sales of homes and condominiums and related costs and expenses are recorded when title and other attributes of ownership have been conveyed to the buyer by means of a closing. Payments received from buyers prior to closing are recorded as deposits.

      Land sales
      ----------

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

      Magazine circulation operations
      -------------------------------

Revenues from distribution of periodicals and subscription fulfillment activities represent commissions earned from the distribution of publications for client publishers and fees earned from subscription fulfillment activities. Magazine distribution revenues are recorded at the time the publications go on sale and subscription revenues are recorded when earned. The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice. All publications are billed after shipment, however, since they are fully returnable if not ultimately sold to consumers, the Company provides for estimated returns by charges to income which are based on sales experience.

      Environmental management and consulting
      ---------------------------------------

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

      Real estate inventory
      ---------------------

Homes and condominiums completed or under construction are stated at the lower of net realizable value or cost, including interest costs capitalized during construction.

Land and improvements are stated at the lower of net realizable value or cost (except in certain instances where property is repossessed as discussed under "Land sales") which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes. These costs are allocated to individual homesites within each section of a community.

Valuation reserves on real estate inventory are determined on a project by project basis.

      Investment property
      -------------------

Investment property represents vacant, undeveloped land not held for sale in the normal course of business. Investment property is stated at the lower of net realizable value or cost, except in certain instances where property is repossessed as discussed under"Land sales".

      Property, plant and equipment
      -----------------------------

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

      Excess of cost of subsidiary over net assets acquired
      -----------------------------------------------------

The excess of cost of subsidiary over assets acquired reflects a purchase made prior to October 31, 1970, the effective date of APB Opinion No. 17. Such excess of cost is not being amortized to operations as management is of the opinion that there has been no diminution of value.

      Federal income taxes
      --------------------

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred taxes are provided for the income tax effect of temporary differences in reporting transactions for financial and tax purposes.

      Net income per share
      --------------------

Net income per common share outstanding is based on the weighted average number of common shares outstanding during each year. Common share equivalents (stock options) were excluded from the income per share computations because of their insignificant effect for all years presented.

      Consolidated statements of cash flows
      -------------------------------------

Cash equivalents consist of short term, highly liquid investments which have an original maturity of ninety days or less.

      Management's estimates and assumptions
      --------------------------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Adoption of New Pronouncements
      ------------------------------

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). The provisions of SFAS No. 121 must be implemented by the Company in fiscal 1997. The Company believes that its current impairment policy is substantially similar to SFAS No. 121 and, accordingly, the adoption of SFAS No. 121 is not currently expected to have a significant effect on the Company's financial position or results of operations when adopted.

In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 must be implemented by the Company in fiscal 1997. This statement requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them. This statement establishes a fair value based method of accounting for stock-based compensation. The Company believes that the adoption of SFAS No. 123 is not currently expected to have a significant effect on the Company's disclosures when adopted.

      Financial statement presentation
      --------------------------------

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(2)   ACQUISITION:
      ------------

In January 1995, Kable Fulfillment Services of Ohio, Inc. (a wholly-owned affiliate of the Company) acquired certain assets and liabilities of Fulfillment Corporation of America (FCA), an Ohio-based subscription service operation. The purchase price of FCA was $2,070,000 plus the assumption of certain liabilities, and the Company accounted for the acquisition using the purchase method of accounting.

(3)   RECEIVABLES:
      ------------

Receivables consist of:
                                                April 30,
                                        --------------------------
                                           1996          1995
                                        ------------  ------------
                                               (Thousands)
Real estate operations-
  Mortgage and other receivables        $   9,647     $   8,596
  Allowance for doubtful accounts            (598)         (608)
                                        ------------  ------------

                                            9,049         7,988
  Mortgages securing collateralized
   mortgage obligations (see Note 8)        2,322         2,656
                                        ------------  ------------

                                        $  11,371     $  10,644
                                        ============  ============
Magazine circulation operations-
  Accounts receivable (maturing within
   one year)                            $  96,174     $  96,362
  Allowances for-
   Estimated returns                      (56,020)      (55,565)
   Doubtful accounts                       (1,920)       (1,406)
                                        ------------  ------------

                                        $  38,234     $  39,391
                                        ============  ============

Mortgage and other receivables bear interest at rates ranging from 5.75% to 12% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line-of-credit utilized for the magazine circulation operations (See
Note 8).

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

Maturities of principal on real estate receivables, exclusive of mortgages securing collateralized mortgage obligations, at April 30, 1996 are as follows (in thousands): 1997 - $5,921; 1998 - $1,303; 1999
- - $902; 2000 - $62; 2001 - $477; and thereafter - $982.

(4)  REAL ESTATE INVENTORY:
     ----------------------

Real estate inventory consists of:
                                                          April 30,
                                                  --------------------------
                                                      1996          1995
                                                  -------------  ------------
                                                         (Thousands)
Land and improvements held for sale or
 development, net of valuation reserves of
 $2,580 at April 30, 1996 and 199                 $  55,839      $  46,753

Homes and Condominiums-
 Land and improvements                                5,028          8,828
 Construction costs                                  11,049         16,883
                                                  -------------  ------------

                                                  $  71,916      $  72,464
                                                  =============  ============

Accumulated capitalized interest costs included in real estate inventory at April 30, 1996 and 1995 were $3,744,000 and $2,894,000, respectively. Interest costs capitalized during fiscal 1996, 1995 and 1994 were $1,980,000, $1,817,000, and $940,000, respectively.
Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 1996 and 1995 were $5,023,000 and $5,001,000, respectively. Real estate taxes capitalized during fiscal 1996, 1995, and 1994 were $166,000, $133,000 and $63,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $1,272,000, $906,000 and $509,000 in fiscal 1996, 1995 and 1994, respectively.

During fiscal 1994, the Company charged off certain real estate development costs totaling $1,700,000 on projects not under current development. This charge-off resulted from a 1994 provision of $1,100,000 and utilization of $600,000 of existing valuation reserves recorded in prior years.

(5)   RENTAL AND OTHER REAL ESTATE INVESTMENTS:
      -----------------------------------------

Investments in rental and other real estate projects consist of the following:

                                                        April 30,
                                                 ------------------------
                                                    1996         1995
                                                 -----------  ------------
                                                       (Thousands)
The Classic limited partnership interest         $   2,353    $   2,353
PERMA (the Freehold Clark Limited
  Partnership) total assets                          5,858        9,269
                                                 -----------  ------------

                                                 $   8,211    $  11,622
                                                 ===========  ============

      The Classic
      -----------

The Classic in West Palm Beach, Florida, a 300 unit congregate living facility was completed in fiscal 1991. In fiscal 1994, the Company converted its general partner interest in The Classic at West Palm Beach Limited Partnership (The Classic) to a 50% limited partner interest for consideration of $400,000 paid by the new general partner. In addition, the project financing of The Classic was restructured whereby the Company paid $387,000 cash and issued 66,193 shares of the Company's common stock valued at $596,000 to the holder of The Classic obligation primarily for accrued interest and was released from its obligations under the financing arrangement. Accordingly, the Company discontinued consolidating The Classic into the accompanying consolidated financial statements and carries its net investment (which is expected to be realized through excess cash flows, as defined) on the cost recovery basis. In order to protect its net investment, the Company, thus far, is funding the cash requirements of The Classic, and in this regard, the Company provided reserves of $300,000 and $275,000 in fiscal 1995 and 1994, respectively, against which cash funded was applied. During fiscal 1995, the Company funded additional cash requirements of The Classic totaling $680,000.

      PERMA (the Freehold Clark Limited Partnership)
      ----------------------------------------------

During fiscal 1990, the Company became a 33 1/3% limited partner of the Freehold Clark Associates Limited Partnership (Partnership) which was formed to develop and market a 380 unit condominium housing project in Freehold, New Jersey. During fiscal 1992, PERMA Corporation (PERMA), a wholly-owned subsidiary of the Company, became the general partner of the Partnership with a 50% ownership interest. In connection therewith, PERMA obtained a 75% ownership interest in a related construction company. As a result, the financial statements of these entities (collectively, the PERMA Project) are included in the Company's consolidated financial statements.

The investment in the PERMA Project and related project financing are as follows:

                                                 April 30,
                                         ---------------------------
                                            1996           1995
                                         ------------   ------------
                                                (Thousands)

Land and improvements                    $   1,773      $   3,907
Homes inventory                              3,083          4,213
                                         ------------   ------------
                                             4,856          8,120

Other-
  Deposits in escrow and collateral
    accounts                                   247            342
  Other assets                                 755            807
                                         ------------   ------------

     Total investment                    $   5,858      $   9,269
                                         ============   ============

Project financing (see Note 8)           $     223      $   2,891
                                         ============   ============

As of April 30, 1996, 305 units have been completed and closed. An additional 43 units are currently under construction, of which 24 units are sold but not yet closed. A total of 32 units remain to be constructed.

Accumulated capitalized interest costs included in this project at April 30, 1996 and 1995 were $964,000 and $1,732,000, respectively.
Interest costs capitalized during fiscal 1996, 1995 and 1994 were $442,000, $863,000 and $716,000, respectively. There were no accumulated capitalized real estate taxes included in this project at April 30, 1996 and 1995. Real estate taxes capitalized during fiscal 1996, 1995 and 1994 have been fully amortized and were $72,000, $124,000 and $95,000, respectively. Previously capitalized interest costs charged to real estate cost of sales were $1,283,000, $1,509,000 and $1,330,000 in fiscal 1996, 1995 and 1994, respectively.

      Colonial Pointe
      ---------------

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

      Saratoga Square Homes
      ---------------------

During fiscal 1995, a subsidiary of the Company entered into a joint venture arrangement for the development and construction of a 42 unit townhome project in New York. As of April 30, 1996, the Company's investment in this project, which entitles it to a 50% general partnership interest and is accounted for on the equity method, as well as the total assets and liabilities of the joint venture, was not significant. In connection with this joint venture, the Company has guaranteed a construction loan, which expires December 1996. The maximum amount the joint venture may borrow under this arrangement is approximately $4.7 million, of which approximately $3 million was outstanding as of April 30, 1996 and which is not included in the accompanying consolidated balance sheets.

(6)   PROPERTY, PLANT AND EQUIPMENT:
      ------------------------------

Property, plant and equipment consists of:
                                                April 30,
                                        ---------------------------
                                            1996          1995
                                        -------------  ------------
                                               (Thousands)

Land, buildings and improvements        $  10,742      $  10,973
Furniture and fixtures                      9,578          7,390
Utility plant and equipment                 6,880          4,886
Other                                       1,591          1,585
                                        -------------  ------------
                                           28,791         24,834
Accumulated depreciation and
  amortization                            (11,796)       (10,706)
                                        -------------  ------------

                                        $  16,995      $  14,128
                                        =============  ============

Depreciation and amortization (including amounts for rental and other real estate investments - see Note 5) charged to operations amounted to $1,630,000, $1,356,000 and $1,671,000 in fiscal 1996, 1995 and 1994, respectively.

(7)   OTHER ASSETS:
      -------------

Other assets are comprised of:
                                                April 30,
                                        ---------------------------
                                            1996          1995
                                        -------------  ------------
                                               (Thousands)
Prepaid expenses and other deferred
  charges                               $   5,729      $   5,522
Purchased magazine distribution
  contracts, net of accumulated
  amortization of $1,177 and $749
  for fiscal years 1996 and 1995,
  respectively                              3,102          3,530
Security deposits                           3,405          2,655
Escrow monies and collateral deposits         568          1,325
Other                                       1,411          1,639
                                        -------------  ------------

                                        $  14,215      $  14,671
                                        =============  ============

During fiscal 1994, the Company purchased certain magazine distribution contracts from an unrelated party for 575,595 shares of the Company's common stock valued at $4,101,000. The total costs incurred in the purchase of the magazine distribution contracts including $178,100 of legal fees have been capitalized and are being amortized on the straight-line basis over the related contracts term of ten years. The total amount amortized related to deferred charges and distribution contracts was $679,000, $600,000 and $557,000 for the fiscal years ended April 30, 1996, 1995, and 1994, respectively.

(8)   DEBT FINANCING:
      ---------------

Debt financing consists of:
                                                  April 30,
                                          --------------------------
                                             1996          1995
                                          ------------  ------------
                                                 (Thousands)
Notes payable -
  Line-of-credit borrowings -
   Real estate operations and other       $  13,846     $  13,485
   Magazine circulation operations           23,591        25,200
  Mortgages and other notes payable          11,130        12,838
  Fixed rate long-term note                   2,257         3,386
  Utility note payable                        1,135         1,320
                                          ------------  ------------

                                             51,959        56,229

PERMA Project financing (see Note 5)            223         2,891

Collateralized mortgage obligations (see
  Note 3)                                     2,209         2,533
                                          ------------  ------------

                                          $  54,391     $  61,653
                                          ============  ============

The aggregate amount of debt maturities (after giving effect to extensions and renewals finalized subsequent to April 30, 1996) is as follows:

                                          PERMA
                                           and
                                       Collateralized
                                         Mortgage
Year Ending April 30,   Notes Payable   Obligations       Total
- ---------------------  --------------  -------------  -------------
                               (Thousands)

        1997           $    16,923     $       223    $   17,146
        1998                 6,902               -         6,902
        1999                25,895               -        25,895
        2000                 1,594               -         1,594
        2001                   400               -           400
     Thereafter                245           2,209         2,454
                       --------------  -------------  -------------

                       $    51,959     $     2,432    $   54,391
                       ==============  =============  =============

      Line-of-credit borrowings
      -------------------------

The Company has several line-of-credit arrangements with various financial institutions to support general corporate and real estate operations. These lines have a total maximum amount available for borrowings of approximately $24.4 million, limited to available collateral, against which approximately $13.8 million was drawn as of April 30, 1996. These lines-of-credit bear interest ranging from prime (8.25% at April 30, 1996) plus 1% to 1.75% (with a weighted average effective rate of interest of approximately 9.4% at April 30, 1996), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The president of one of the Company's subsidiaries, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which $11.8 million of these lines-of-credit were obtained.

At April 30, 1996, the Company had drawn $23.6 million against a $32.5 million line-of-credit arrangement which is generally restricted to magazine circulation operations. This line-of-credit agreement bears interest at prime plus .5% and is collateralized by accounts receivable arising from magazine circulation operations and contains various restrictive covenants which, among other things, limits the payments of dividends, annual capital expenditures and loans from the magazine circulation subsidiary to the Company. The Company exceeded the limitation on the amount of annual capital expenditures in fiscal 1996, and has obtained a waiver. Borrowings pursuant to this line-of-credit agreement are due August 31, 1998.

The Company anticipates renewing, extending or replacing certain of these loan agreements as they become due in fiscal 1997. The Company is also having discussions with other lenders seeking additional working capital, although there are no assurances these discussions will be fruitful.

      Mortgages and other notes payable
      ---------------------------------

Mortgages and other notes payable had interest rates ranging from 6. 4% to 10.5% at April 30, 1996, and are primarily collateralized by property, plant and equipment and certain land inventory.

      Fixed rate long-term note
      -------------------------

During fiscal 1993, the Company exercised its option to exchange a $5,644,000 variable rate note maturing August 1, 1992 for a five-year, 7.464% fixed rate note with quarterly interest payments beginning November 1, 1992 and annual principal payments beginning August 1, 1993. As of April 30, 1996, the outstanding balance on this note was $2,257,600. This borrowing imposes restrictions on, among other things, consolidated debt, the sale of assets and properties other than in the ordinary course of business, mergers and liens, and the payment of cash dividends in amounts exceeding one-half of the Company's net worth. The Company was out of compliance with maintenance of one financial ratio covenant at April 30, 1996, and has obtained a waiver.

      Utility note payable
      --------------------

The Company has a note in the amount of $1,135,000 at April 30, 1996, maturing September 1, 1996 with monthly installments of principal and interest at 1.5% above the prime rate (8.25% at April 30, 1996). This note is collateralized by certain utility plant and equipment and other utility assets.

      PERMA project financing
      -----------------------

The Company has an outstanding borrowing related to the PERMA project totaling approximately $223,000 at April 30, 1996. Payments are due as closings occur, including principal and interest at prime plus 1%, until maturity on December 31, 1996.

      Collateralized mortgage obligations
      -----------------------------------

In fiscal years 1986 through 1988, AMREP Financial Corporation, a subsidiary of the Company, participated in the issuance of collateralized mortgage obligations (CMO's), with original principal balances aggregating $13,750,000, through an unrelated financial intermediary. Each series (12 in total) was issued in three to five classes bearing interest at rates ranging from 7.6% to 12.5% per annum, with stated maturities, assuming no prepayments, from January, 2015 to October, 2017. CMO payment schedules vary with each series, and payments are due quarterly, semi-annually and annually. Actual maturities vary to the extent of principal prepayments on the mortgage loans collateralizing the CMO's. These CMO's are collateralized only by the principal and the accrued interest receivable (see Note 3) of the related mortgage loans.

(9)   BENEFIT PLANS:
      --------------

      Stock option plans
      ------------------

A summary of activity in the Company's 1992 Stock Option Plan, the Non-Employee Directors Option Plan and the 1982 Incentive Stock Option Plan is presented below:

                                        Year Ended April 30,
                               ----------------------------------------
                                  1996          1995          1994
                               ------------  ------------  ------------
Common stock options outstanding
 at beginning of year            225,600       249,325       248,000

Granted at $5.13 to $8.88 per
 share                             3,000        96,500        43,000

Options exercised at $4.06 to
 $7.44 per share                  (5,000)      (96,025)      (16,547)

Expired or cancelled            (102,600)      (24,200)      (25,128)
                               ------------  ------------  ------------

Common stock options
 outstanding at end of year      121,000       225,600       249,325
                               ============  ============  ============

Available for future grant at
 year end                        201,750       186,750       282,000
                               ============  ============  ============

During fiscal 1993, the shareholders approved the 1992 Stock Option Plan as well as the Non-Employee Directors Option Plan for which 315,000 and 15,000 shares, respectively, were reserved. At April 30, 1996, options to purchase 112,500 shares under the Stock Option Plan and 8,500 shares under the Non-Employee Directors Option Plan were outstanding at prices ranging from $5.13 to $8.88 per share and 199,250 and 2,500 shares were available for future grant, respectively. Outstanding options heretofore granted are exercisable over a two to four year period beginning one year from date of grant. As of April 30, 1996, 80,500 options were exercisable under the Company's stock option plans.

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

The 1982 Incentive Stock Option Plan expired on June 30, 1992, and all options previously issued thereunder have either been exercised or expired.

      Savings plan
      ------------

The Company has a savings plan to which the Company makes contributions. The plan provides for Company contributions of 16 2/3% of eligible employees' defined contributions up to a maximum of 1% of such employees' compensation. The Company's contributions to the plan amounted to $142,000, $125,000 and $113,000, in fiscal 1996, 1995 and
1994, respectively.

      Retirement plans
      ----------------

The Company has two retirement plans which are non-contributory, defined benefit plans, and which together cover substantially all full-time employees. The plans provide retirement benefits based on length of service and a percentage of qualifying compensation during employment. In fiscal 1996, 1995 and 1994, the Company contributed $1,077,000, $952,000 and $693,000, respectively, to the plans. Assets are invested primarily in United States Treasury obligations, equity and debt securities and money market funds.

Net periodic pension cost for fiscal 1996, 1995 and 1994 was comprised of the following components:

                                        Year Ended April 30,
                               ----------------------------------------
                                  1996           1995          1994
                               ------------  -------------  -----------
                                             (Thousands)
Service cost - benefits
  earned during the period     $   1,045     $     854     $     762
Interest cost on projected
  benefit obligation               1,593         1,283         1,122
Actual return on assets           (2,792)         (962)         (673)
Net amortization and deferral      1,134          (449)         (599)
                               ------------  ------------  ------------

Net periodic pension cost      $     980     $     726     $     612
                               ============  ============  ============

Assumptions used in the accounting were:

                                        Year Ended April 30,
                               ----------------------------------------
                                  1996          1995          1994
                               ------------  ------------  ------------

Discount rates                     8.00%         8.00%         8.00%
Rates of increase in
  compensation levels           4.50-5.00%    4.50-5.00%       5.00%
Expected long-term rate of
  return on assets              8.00-9.00%    8.00-9.00%       9.00%


The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                       April 30,
                                               --------------------------
                                                  1996          1995
                                               ------------  ------------
                                                      (Thousands)
Actuarial present value of benefit
obligations:
   Vested benefit obligation                   $ 17,043      $ 15,741
                                               ============  ============

   Accumulated benefit obligation              $ 18,087      $ 16,712
                                               ============  ============

   Projected benefit obligation                $ 21,955      $ 20,188
Assets at fair value                             21,505        18,693
                                               ------------  ------------

Excess of projected benefit obligation over
  assets                                           (450)       (1,495)
Unrecognized net loss                             1,623         2,658
Unrecognized prior service cost (benefit)           (50)          (51)
Unrecognized net transition asset                  (139)         (278)
                                               ------------  ------------

Prepaid pension cost                           $    984      $    834
                                               ============  ============

(10)    INCOME TAXES:
        -------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" in fiscal 1994. Adoption of SFAS No. 109 had no impact on the tax liability recorded by the Company as of the date of adoption.

The provision for income taxes consists of the following:
                                                Year Ended April 30,
                                       ----------------------------------------
                                          1996          1995          1994
                                       ------------  ------------  ------------
                                                     (Thousands)
Current:
  Federal                              $   2,414     $     232     $    (405)
  State and local                            123           125            86
                                       ------------  ------------  ------------

                                           2,537           357          (319)
                                       ------------  ------------  ------------
Deferred:
  Federal                                   (582)        2,105         3,980
  State and local                            (99)          363           384
  Benefit for operating loss
    carryforwards                              -             -        (5,826)
  Net change in valuation allowance            -          (112)        3,235
                                       ------------  ------------  ------------

                                            (681)        2,356         1,773
                                       ------------  ------------  ------------

Total provision for income taxes       $   1,856     $   2,713     $   1,454
                                       ============  ============  ============

Components of net deferred income tax liability are as follows:
                                                       April 30,
                                               ---------------------------
                                                  1996           1995
                                               ------------   ------------
                                                      (Thousands)
Deferred income tax assets-
   Tax loss carryforwards (Federal and state)  $   7,264      $   5,953
   Real estate inventory valuation                 1,446          1,454
   Other                                           1,061          1,090
                                               ------------   ------------

   Total deferred income tax assets                9,771          8,497
                                               ------------   ------------

Deferred income tax liabilities-
   Installment sales                              (3,071)        (1,998)
   Reserve for periodicals and paperbacks        (19,295)       (20,032)
   Gain on partnership restructuring                (473)          (473)
   Depreciable assets                             (1,010)          (956)
   Expenses capitalized for financial
     reporting purposes, expensed for tax         (2,345)        (2,127)
   Differences related to timing of
     partnership income                           (1,494)        (1,545)
   Other                                          (4,800)        (4,763)
                                               ------------   ------------

   Total deferred income tax liability           (32,488)       (31,894)
                                               ------------   ------------

   Valuation allowance for realization of
     state taxloss carryforwards                  (3,123)        (3,123)
                                               ------------   ------------

 Net deferred income tax liability             $ (25,840)     $ (26,520)
                                               ============   ============

The following table reconciles taxes computed at the U.S. Federal statutory income tax rate to the Company's actual tax provision:

                                              Year ended April 30,
                                     ----------------------------------------
                                        1996           1995          1994
                                     ------------  -------------  -----------
                                                   (Thousands)
Computed tax provision at
 statutory rate                      $   1,578     $   2,288     $   1,301
Increase (reduction) in tax
 resulting from:
   State income taxes, net of              269           442           153
 Federal
     income tax effect
   Reduction in valuation allowance          -          (112)            -
   Other                                     9            95             -
                                     ------------  ------------  ------------

Actual tax provision                 $   1,856     $   2,713     $   1,454
                                     ============  ============  ============

The tax provision for fiscal 1996 has been calculated in accordance with Internal Revenue Service (IRS) regulations for Section 458 related to an adjustment to taxable income for the return of magazines following the close of a tax year, and differs from the procedure used in prior periods. As a result, there has been an increase in the provision for current taxes and an offsetting decrease in the provision for deferred taxes in fiscal 1996 compared to prior years. As discussed in Note 11, the IRS has challenged the Company's treatment of the issue, however, the Company anticipates that there will be no material effect on the financial statements as a result of the finalization of these matters. Approximately $650,000 of taxes deferred in prior years has been reclassified to current obligations to reflect the Company's present estimate that a portion of the deferred taxes will be due during the coming year as a result of the IRS audit of 1984 - 1989. In addition, the Company has adequate reserves for the anticipated amount of interest due thereon.

(11)  COMMITMENTS AND CONTINGENCIES:
      ------------------------------

      Revenue agent review
      --------------------

The Internal Revenue Service ("IRS") has completed a review of the Company's tax returns for fiscal years 1984 through 1989, is in the process of reviewing the tax returns for fiscal years 1990 through 1992, and in due course will review the returns for fiscal years 1993 through 1995. One of the issues involved for all those years concerns the method by which the Company has utilized a provision of the Internal Revenue Code (the "Code") to adjust taxable income of Kable for an amount related to the return of magazines within a specified period following the close of each tax year. The IRS challenged the adjustments to taxable income made by two other taxpayers in reliance on the same Code provision using the same method as that used by the Company. The IRS regulations embodying its position were upheld by the United States Tax Court in lawsuits brought by each of those taxpayers. Both taxpayers appealed their Tax Court decisions. The United States Court of Appeals for the Second Circuit now has affirmed the Tax Court ruling in one of those two appeals; the other is as yet undecided.

The computation of the adjustments to the Company's taxable income which must be made on the basis prescribed by the Section 458 regulations is exceedingly complex, and, ultimately can only be finalized with the input of the IRS. The IRS has provided the Company with preliminary computations reflecting its adjustments for 1984 - 1989 which the Company believes are complete with regard to Section
458. While the Company cannot be certain until it receives the final report from the IRS for the 1984 - 1989 review period, the Company now estimates that the portion of previously deferred taxes (plus related interest which accrues from the date of deferral) that it will owe when the IRS's reviews of all the audit periods are final will total substantially less than previous estimates made by the Company. The Company has previously recorded the amount of this tax liability in the financial statements as a deferred tax liability, which includes adequate reserves to cover the anticipated amount of interest so that, as the result of this potential resolution of the matter with the IRS, there would be no effect on reported earnings for fiscal 1996.
However, given the complexity of the situation and the preliminary nature of the IRS calculations, the Company recognizes the possibility that approximately $20 million of the deferred taxes (plus interest that could approximate $22 million and which has not been recorded) could become payable as a result of the IRS reviews.

      Noncancellable leases
      ---------------------

The Company is obligated under long-term noncancellable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for fiscal 1996, 1995 and 1994 was approximately $5,195,000, $3,737,000 and
$3,144,000, respectively.

The approximate minimum rental commitments for years subsequent to April 30, 1996, are as follows (in thousands): 1997 - $3,323; 1998 - $2,875; 1999 - $2,299; 2000 - $1,276; 2001 - $827; thereafter - $2,337;
and the total future minimum rental payments - $12,937.

      Rio Rancho lot exchanges
      ------------------------

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

      Mortgage receivables
      --------------------

The fair value of the Company's long-term fixed-rate mortgage receivables is estimated to be $6.0 million which equals the carrying amount as of April 30, 1996 and $5.4 million versus a carrying amount of $5.5 million as of April 30, 1995, based on the discounted value of future cash flows using the current rates at which similar loans would be made.

      Notes payable
      -------------

The fair value of the Company's long-term fixed-rate notes payable is estimated to be $9.7 million versus a carrying amount of $9.8 million as of April 30, 1996 and $13.1 million versus a carrying amount of $13.3 million as of April 30, 1995, based on the discounted value of future cash flows using the current rates at which the Company believes it could obtain similar financing.

      CMO's (liabilities) and related mortgages securing CMO's (assets)
      -----------------------------------------------------------------

The fair value of the Company's mortgages securing CMO's (assets) of $2.4 million at April 30, 1996 and $2.7 million at April 30, 1995 (versus a carrying amount of $2.4 million at April 30, 1996 and $2.7 million at April 30, 1995) was estimated based on the present value of residual cash flows plus the fair value of the CMO's. The fair value of the CMO's (liabilities) was assumed to be equal to the outstanding principal balance plus accrued interest totaling $2.4 million at April 30, 1996 and $2.7 million at April 30, 1995.

(14)  INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
      INDUSTRY SEGMENTS:
      ------------------

The Company operates principally in two industries, real estate and magazine circulation operations. Real estate operations involve the construction and sale of single-family homes, condominiums and other projects, as well as the subdivision of large tracts of land for sale to individuals, builders and others. Magazine circulation operations involve national and international distribution of periodicals and paperback books, and subscription fulfillment activities on behalf of various client publishers. Total revenue by industry includes revenues from unaffiliated customers as reported in the accompanying consolidated statements of operations. Operating income represents total revenue less operating expenses.

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

The following schedules set forth summarized data relative to the industry segments:

                   Real      Magazine
                  Estate    Circulation   Other
                 Operations Operations  Operations Corporate Eliminations Consolidated
                 ---------- ----------  ---------- --------- ------------ ------------

1996(Thousands):
  Net revenues
   from
   unaffiliated
   customers     $ 103,747  $  57,149   $     906  $       - $       -    $ 161,802
  Intersegment
   revenues              -          -          72          -       (72)           -
                 ---------  ---------   ---------  --------- ---------    ---------

   Total revenue $ 103,747  $  57,149   $     978  $       - $     (72)   $ 161,802
                 =========  =========   =========  ========= =========    =========
  Operating
   income        $   8,313  $   4,635   $     119  $       - $     (72)   $  12,995
                 =========  =========   =========  ========= =========
  Corporate
   expenses                                                                  (4,429)
  Interest                                                                   (3,925)

     Income
      before
      provision
      for
      income taxes                                                        $   4,641
                                                                          =========
  Identifiable
   assets at
   April 30,
   1996          $ 121,646  $  57,937   $     342  $   1,871 $       -    $ 181,796
                 =========  =========   =========  ========= =========    =========
  Identifiable
   depreciation  $     694  $     890   $       3  $      43 $       -    $   1,630
                 =========  =========   =========  ========= =========    =========
  Identifiable
   capital
   expenditures  $   2,713  $   2,624   $       -  $      21 $       -    $   5,358
                 =========  =========   =========  ========= =========    =========


                   Real       Magazine
                  Estate    Circulation   Other
                 Operation  Operations  Operations Corporate Eliminations Consolidated

                 ---------- ----------  ---------- --------- ------------ ------------

1995(Thousands):
  Net revenues
   from
   unaffiliated
   customers     $ 105,060  $  46,595   $     870 $       -  $       -    $ 152,525
  Intersegment
   revenues              -          -          72         -        (72)           -
                 ---------  ---------   --------- ---------  ---------    ---------
   Total revenue $ 105,060  $  46,595   $     942 $       -  $     (72)   $ 152,525
                 =========  =========   ========= =========  =========    =========
  Operating
   income        $   6,199  $   6,951   $     140 $       -  $     (72)   $  13,218
                 =========  =========   ========= ========== =========
  Corporate
   expenses                                                                  (3,404)
  Interest                                                                   (3,086)
                                                                          ---------
     Income
      before
      provision
      for
      income taxes                                                       $    6,728
                                                                         ==========
  Identifiable
   assets at
   April 30,
   1995          $ 122,654  $  60,957   $     551 $    1,980 $       -   $  186,142
                 =========  =========   ========= ========== =========   ==========
  Identifiable
   depreciation  $     679  $     654   $       2 $       21 $       -   $    1,356
                 =========  =========   ========= ========== =========   ==========
  Identifiable
   capital
   expenditures  $     814  $   2,150   $      29 $      123 $       -   $    3,116
                 =========  =========   ========= ========== =========   ==========
1994(Thousands):
  Net revenues
   from
   unaffiliated
   customers     $  90,113   $  35,128   $     847 $      -  $       -   $  126,088
  Intersegment
   revenues              -          79          72        -       (151)           -
                 ---------   ---------   --------- --------  ---------   ----------
   Total
   revenue      $  90,113   $  35,207   $     919 $       -  $    (151)  $  126,088
                =========   =========   ========= =========  =========   ==========

  Operating
   income       $   7,013   $   5,169   $     169 $       -  $    (151)  $   12,200
                =========   =========   ========= =========  =========
  Corporate
   expenses                                                                  (3,684)
  Interest
   (including
   $2,055 in
   operating
   expenses-rental
   projects                                                                  (4,690)
                                                                         ----------
     Income
   before
   provision
      for
   income taxes                                                          $    3,826
                                                                         ==========
  Identifiable
   assets at
   April 30,
   1994         $ 125,620   $  51,135   $     405 $    1,697 $       -   $  178,857
                =========   =========   ========= ========== =========   ==========
  Identifiable
   depreciation $   1,151   $     482   $       - $       38 $       -   $    1,671
                =========   =========   ========= ========== =========   ==========
  Identifiable
   capital
   expenditures $     996   $     848   $       - $        8 $       -   $    1,852
                =========   =========   ========= ========== =========   ==========

Selected Quarterly Financial Data (Unaudited)


                             (In thousands of dollars except per share
                                              amounts)
                                            Quarter Ended
                           ---------------------------------------------
                            July 31,   October 31, January 31,  April 30,
                              1995        1995        1996        1996
                           ---------   ---------   ---------   ---------
Revenues                   $  40,922   $  42,410   $  37,944   $  40,526

Gross Profit                   7,639       8,733       7,382       6,996

Net Income                 $     781   $   1,279   $     494   $     231
                           =========   =========   =========   =========
Net Income Per Share       $    0.11   $    0.17   $    0.07   $    0.03
                           =========   =========   =========   =========



                                            Quarter Ended
                           ---------------------------------------------
                            July 31,   October 31, January 31,  April 30,
                              1994         1994       1995        1995
                           ---------   ---------   ---------   ---------
Revenues                   $  35,755   $  35,911   $  37,960   $  42,899

Gross Profit                   7,009       6,381       7,627       8,298

Net Income                 $   1,010   $     715   $   1,175   $   1,115
                           =========   =========   =========   =========
Net Income Per Share       $    0.14   $    0.10   $    0.16   $    0.15
                           =========   =========   =========   =========




 Item 9.  Changes in and Disagreements with Accountants on
 -------  Accounting and Financial Disclosure.
          ------------------------------------

                   Not Applicable.


                                PART III
                                --------

                   The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Voting Securities", "Security Ownership of Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                                 PART IV
                                 -------

Item 14.           Exhibits, Financial Statement Schedules,
- --------                  and Reports on Form 8-K.
                   ----------------------------------------

(a) 1. The following financial statements and supplementary financial information are filed as part of this report:

             AMREP Corporation and Subsidiaries:

                Report of Independent Public Accountants - Arthur Andersen LLP

                Consolidated Balance Sheets - April 30, 1996 and 1995

                Consolidated Statements of Operations for the Three Years Ended
                    April 30, 1996

                Consolidated Statements of Shareholders' Equity for the Three
                    Years Ended April 30, 1996

                Consolidated Statements of Cash Flows for the Three Years
                    Ended April 30, 1996

                    Notes to Consolidated Financial Statements

                    Selected Quarterly Financial Data

             2.  The following financial statement schedules are filed as part of this report:

             AMREP Corporation and Subsidiaries:

                    Schedule II - Valuation and Qualifying Accounts


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

(b) During the quarter ended April 30, 1996, Registrant filed no Current Report on Form 8-K.

                               SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMREP CORPORATION
                                                  (Registrant)

Dated:  July 26, 1996                         By /s/Mohan Vachani
                                                 ----------------
                                                 Mohan Vachani
                                                 Senior Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



  /s/Mohan Vachani                               /s/Peter M. Pizza
  ----------------                               -----------------
  Mohan Vachani                                  Peter M. Pizza
  Senior Vice President - Chief                  Controller
  Financial Officer and Director,              Dated: July 26, 1996
  Principal Financial Officer*
Dated:  July 26, 1996



  /s/Jerome Belson                               /s/Daniel Friedman
  ----------------                               ------------------
  Jerome Belson                                  Daniel Friedman
  Director                                       Director
Dated:  July 26, 1996                         Dated: July 26, 1996



  /s/Edward B. Cloues, II                        /s/Nicholas G. Karabots
  -----------------------                        -----------------------
  Edward B. Cloues, II                           Nicholas G.Karabots
  Director                                       Director
Dated:  July 26, 1996                         Dated:  July 26, 1996



  /s/David N. Dinkins                            /s/Samuel N. Seidman
  -------------------                            --------------------
  David N. Dinkins                               Samuel N. Seidman
  Director                                       Director
Dated:  July 26, 1996                         Dated:  July 26, 1996



  /s/Harvey I. Freeman                           /s/James Wall
  --------------------                           -------------
  Harvey I. Freeman                              James Wall
  Director                                       Director
Dated:  July 26, 1996                         Dated:  July 26, 1996


*Also acting as Principal Executive Officer in the absence of a Chief Executive Officer, solely for the purpose of signing this Annual Report.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 1 of 2)
     -------------------------------------------------------------
                              (Thousands)

                                     Additions
                                -------------------
                                Charges
                                (Credits)
                    Balance at  to Costs   Charged                   Balance at
                    Beginning     and      to Other                     End
                    of Period   Expenses   Accounts    Deductions    of Period
                    ---------   --------   --------    ----------    ----------
    Description
    -----------
FOR THE YEAR ENDED
  APRIL 30, 1996:
   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet  $       608 $      24  $       -  $     34(A)   $      598
                    ----------- ---------  ---------   -----------  ----------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet) $    56,971 $   1,365  $       -   $    396(A)  $   57,940
                    ----------- ---------  ---------   -----------  ----------
   Real estate
   valuation
   reserve          $     2,580 $       -  $       -   $      -     $    2,580
                    ----------- ---------  ---------   -----------  ----------
FOR THE YEAR ENDED
  APRIL 30, 1995:
   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet) $       693 $       2  $       -    $    87(A)  $      608
                    ----------- ---------  ---------    ----------  ----------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet) $    54,355 $   2,984  $       -    $   368(A)  $   56,971
                    ----------- ---------  ---------    ----------  ----------
   Real estate
   valuation
   reserve          $     2,580 $       -  $       -    $       -   $    2,580
                    ----------- ---------  ---------    ---------   ----------

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 2 of 2)
     -------------------------------------------------------------
                              (Thousands)

                                     Additions
                                -------------------
                                Charges
                                (Credits)
                    Balance at  to Costs   Charged                   Balance at
                    Beginning     and      to Other                     End
                    of Period   Expenses   Accounts    Deductions    of Period
                    ---------   --------   --------    ----------    ----------


FOR THE YEAR ENDED
  APRIL 30, 1994:
   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet) $   1,000   $    116   $       -    $   423(A)   $     693
                    ---------   --------   ---------    ----------   ---------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet) $    45,440 $   9,230  $       -    $   315(A)   $  54,355
                    ----------- ---------  ---------    ----------   ---------

   Real estate
   valuation
   reserve          $     3,180 $   1,100  $       -    $ 1,700(B)   $   2,580
                    ----------- ---------  ---------    ----------   ----------

       NOTE:  (A) Uncollectible accounts written off.
              (B) Reserves utilized to reduce inventory valuation.

                                        EXHIBIT INDEX




                      (2)        Assets Purchase and Sale
                                 Agreement dated as of
                                 December 22, 1994 by and
                                 among Kable Fulfillment
                                 Services of Ohio, Inc. and
                                 Fulfillment Corporation of
                                 America - Incorporated by
                                 reference to Exhibit 1 of
                                 Registrant's Current Report on
                                 Form 8-K, dated January 24,
                                 1995.

                      (3)(i)(a)  Articles of Incorporation,
                                 as amended - Incorporated by
                                 reference to Exhibit
                                 (3)(i)(a) to Registrant's
                                 Annual Report on Form 10-K
                                 of for the fiscal year ended
                                 April 30, 1993.

                      (3)(i)(b)  Certificate of Merger -
                                 Incorporated by reference to
                                 Exhibit (3)(i)(b) to
                                 Registrant's Annual Report
                                 on Form 10-K for the fiscal
                                 year ended April 30, 1993.

                      (3)(ii)    By-Laws as restated January
                                 18, 1996 - Incorporated by
                                 reference to Exhibit 3(b) to
                                 Registrant's Current Report
                                 on Form 8-K dated January
                                 31, 1996.

                      (4)        Amended and Restated Loan
                                 Agreement between American
                                 National Bank and Trust
                                 Company of Chicago and Kable
                                 News Company, Inc. dated as
                                 of October 6, 1995 -
                                 Incorporated by reference to
                                 Exhibit 4 to Registrant's
                                 Quarterly Report on Form
                                 10-Q for the quarter ended
                                 October 31, 1995.

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

                      (10)(b)    Employment Agreement dated
                                 as of October 1, 1993
                                 between Registrant and
                                 Anthony B. Gliedman, Chief
                                 Executive Officer, Chairman
                                 and President of Registrant
                                 until February 1, 1996 -
                                 Incorporated by reference to
                                 Exhibit 10(a) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended January 31,
                                 1994.

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

                      (10)(d)    Letter Agreement dated May
                                 23, 1995 amending the
                                 Employment Agreement between
                                 Registrant and Daniel
                                 Friedman, Senior Vice
                                 President of Registrant -
                                 Incorporated by reference to
                                 Exhibit 10(a) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended July 31, 1995.

                      (10)(e)    Employment Agreement dated
                                 as of October 1, 1993
                                 between Registrant and James
                                 Wall, Senior Vice President
                                 of Registrant - Incorporated
                                 by reference to Exhibit
                                 10(c) to Registrant's
                                 Quarterly Report on Form
                                 10-Q for the quarter ended
                                 January 31, 1994.

                      (10)(f)    Letter Agreement dated May
                                 23, 1993 amending the
                                 Employment Agreement between
                                 Registrant and James Wall,
                                 Senior Vice President of
                                 Registrant - Incorporated by
                                 reference to Exhibit 10(d)
                                 to Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended July 31, 1995.

                      (10)(g)    Employment Agreement dated
                                 as of October 1, 1993
                                 between Registrant and
                                 Harvey W. Schultz, Senior
                                 Vice President of Registrant
                                 - Incorporated by reference
                                 to Exhibit 10(d) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended January 31,
                                 1994.

                      (10)(h)    Letter Agreement dated May
                                 23, 1995 amending the
                                 Employment Agreement between
                                 Registrant and Harvey W.
                                 Schultz, Senior Vice
                                 President of Registrant -
                                 Incorporated by reference to
                                 Exhibit 10(b) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended July 31, 1995.

                      (10)(i)    Employment Agreement dated
                                 as of October 1, 1993
                                 between Registrant and Mohan
                                 Vachani, Senior Vice
                                 President - Chief Financial
                                 Officer of Registrant -
                                 Incorporated by reference to
                                 Exhibit 10(e) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended January 31,
                                 1994.

                      (10)(j)    Letter Agreement dated May
                                 23, 1995 amending the
                                 Employment Agreement between
                                 Registrant and Mohan
                                 Vachani, Senior Vice
                                 President - Chief Financial
                                 Officer of Registrant -
                                 Incorporated by reference to
                                 Exhibit 10(c) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended July 31, 1995.

                      (10)(k)    1982 Incentive Stock Option
                                 Plan - Incorporated by
                                 reference to Exhibit (10)(s)
                                 to Annual Report on Form
                                 10-K of Registrant for the
                                 fiscal year ended April 30,
                                 1993.

                      (10)(l)    1992 Stock Option Plan -
                                 Incorporated by reference to
                                 Exhibit A to the Proxy
                                 Statement of Registrant for
                                 the Annual Meeting of
                                 Shareholders held on
                                 September 24, 1992.

                      (10)(m)    Non-Employee Directors
                                 Option Plan - Incorporated
                                 by reference to Exhibit B to
                                 the Proxy Statement of
                                 Registrant for the Annual
                                 Meeting of Shareholders held
                                 on September 24, 1992.

                      (10)(n)    Bonus Plan for Executives
                                 and Key Employees of
                                 Registrant -  Incorporated
                                 by reference to Exhibit
                                 10(l) to Registrant's Annual
                                 Report on Form 10-K for the
                                 fiscal year ended April 30,
                                 1994.

                      (21)       Subsidiaries of Registrant,
                                 filed herewith.

                      (23)       Consent of Arthur Andersen
                                 LLP, filed herewith.

                      (27)       Financial Data Schedule