Form 10-Q
period 1996-07-31
AMREP CORP
filed 1996-09-16
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 1996
                                 ---------------------------------------------

                                       OR

      [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to  _____________________

                      Commission File Number  1-4702
                                             --------

                                AMREP Corporation
- -------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


      Oklahoma                                                   59-0936128
- -------------------------------------------------------------------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York               10022
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code  (212) 705-4700
                                                    ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

                         Yes   X      No
                              ---         ---

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 12, 1996 - 7,368,650.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX




PART I                                                      PAGE NO.

Consolidated Financial Statements:

      Balance Sheets
         July 31, 1996 (Unaudited) and
         April 30, 1996 (Audited)                                       1

      Statements of Operations and Retained Earnings (Unaudited)
         Three Months Ended July 31, 1996 and 1995                      2

      Statements of Cash Flows (Unaudited)
         Three Months Ended July 31, 1996 and 1995                      3

      Note to Consolidated Financial Statements                         4

Management's Discussion and Analysis                                   5-6



PART II

Other Information                                                       7

Signatures                                                              8

Exhibit Index                                                           9

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        July 31, 1996 and April 30, 1996
               (Thousands, except par value and number of shares)

                                           July 31, 1996    April 30, 1996
                                           -------------    ------------
                                            (Unaudited)        (Audited)
ASSETS
- ------
Cash and cash equivalents                  $      7,828     $     7,607
Receivables, net:
   Real estate operations                         8,541          11,371
   Magazine circulation operations               44,300          38,234
Real estate inventory                            75,129          71,916
Rental and other real estate investments          7,203           8,211
Investment property                               7,580           8,042
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $12,205 at July 31, 1996
    and $11,796 at April 30, 1996                16,932          16,995

Other assets                                     14,693          14,215
Excess of cost of subsidiary over net
assets acquired                                   5,205           5,205
                                                -------         -------

                                           $    187,411     $   181,796
                                                =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Account payable, deposits and accrued      $     31,596     $    33,013
expenses
Notes payable:
   Amounts due within one year                   16,348          17,146
   Amounts subsequently due                      44,137          35,036
Collateralized mortgage obligations                 535           2,209
Deferred income taxes                            25,840          25,840
                                                -------         -------
                                                118,456         113,244
                                                -------         -------
Shareholders' equity
   Common stock, $.10 par value;
     shares authorized -- 20,000; shares
     issued and outstanding -- 7,398,650
     at July 31, 1996 and April 30, 1996            740             740
Capital contributed in excess of par value       44,928          44,928
Retained earnings                                23,467          23,064
Treasury stock, at cost; 30,000 shares            (180)           (180)
                                                -------         -------
                                                 68,955          68,552
                                                -------         -------
                                           $    187,411     $   181,796
                                                =======         =======

See note to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 1996 and 1995
                      (Thousands, except per share amounts)

                                           July 31, 1996     July 31, 1995
                                           -------------     -------------
REVENUES
- --------
Real estate operations:
   Home and condominium sales              $      17,053     $    23,505
   Land sales                                      3,075           1,987
                                                  ------          ------
                                                  20,128          25,492

Magazine circulation operations                   12,359          13,917
Interest and other operations                      1,921           1,513
                                                  ------          ------
                                                  34,408          40,922
                                                  ------          ------

COST AND EXPENSES
- -----------------

Real estate cost of sales                         15,631          20,377
Operating expenses:
   Magazine circulation operations                10,722          11,251
   Real estate commissions and selling             1,398           1,582
   Other operations                                1,809           1,655
General and administrative:
   Real estate operations and corporate            1,767           2,054
   Magazine circulation operations                 1,599           1,692
Interest, net                                        810           1,010
                                                  ------          ------
                                                  33,736          39,621
                                                  ------          ------
      Income before income taxes                     672           1,301

PROVISION FOR INCOME TAXES                           269             520
                                                  ------          ------
NET INCOME                                           403             781

RETAINED EARNINGS, beginning of period            23,064          20,279
                                                  ------          ------
RETAINED EARNINGS, end of period           $      23,467     $    21,060
                                                  ======          ======
NET INCOME PER SHARE                       $        0.05     $      0.11
                                                  ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        7,369           7,395
                                                  ======          ======

See note to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 1996 and 1995
                                   (Thousands)

                                                 1996           1995
                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                   $       403    $       781
                                                --------       --------
Adjustments to reconcile net income to net cash provided by operating activities -

    Depreciation and amortization                    572            513
    Changes in assets and liabilities -
      Receivables                                 (3,236)        (3,198)
      Real estate inventory                       (3,107)          (297)
      Rental and other real estate projects        1,008            895
      Investment property                            462            202
      Other assets                                  (627)           454
      Accounts payable, deposits and              (1,417)           946
        accrued expenses
      Deferred income taxes                            -            495
                                                --------       --------
         Total adjustments                        (6,345)            10
                                                --------       --------
         Net cash provided (used) by
            operating activities                  (5,942)           791
                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                           (466)        (1,117)
                                                -------        -------
         Net cash used by investing
            activities                             (466)        (1,117)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                 15,735          7,467
    Principal debt payments                      (9,106)        (6,562)
                                                -------        -------
         Net cash provided by financing
            activities                            6,629            905
                                                -------        -------
Increase in cash and cash equivalents               221            579

CASH AND CASH EQUIVALENTS,
   beginning of period                            7,607          9,266
                                                -------        -------
CASH AND CASH EQUIVALENTS,
      end of period                          $    7,828      $   9,845
                                                =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid - net of amounts
      capitalized                            $      961      $   1,177
                                                =======        =======
   Income taxes paid                         $    1,264      $      25
                                                =======        =======

See note to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
              Note to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 1996 and 1995







Note  1:
- -------
      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated
      financial   statements  be  read  in  conjunction  with  the  consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                 Management's  Discussion  and  Analysis  of
         Financial Condition and Results of Operations (Page 1 of 2)





FINANCIAL CONDITION
- -------------------

Notes payable, which are collateralized by real estate inventory and magazine circulation accounts receivable, increased by approximately $8.3 million from April 30, 1996 to July 31, 1996, resulting from increases in both real estate and magazine circulation operations.


RESULTS OF OPERATIONS
- ---------------------

Total revenues for the quarter ended July 31, 1996 decreased 16% from the similar period last year, reflecting lower revenues from both housing sales and magazine circulation operations, partially offset by higher revenues from land sales. Revenues from housing sales decreased approximately 27%, resulting from a decrease in housing unit deliveries from 215 to 143, which was caused primarily by the timing of new project openings, and which was partially offset by an increase in the average selling price of homes closed from $109,300 to $119,300. The increase in the average selling prices on homes closed resulted both from price increases and because a proportionately greater share of the houses sold in New Mexico this quarter were larger, more expensive homes than those sold in the corresponding prior year period. The gross margin on housing sales decreased by approximately $1.4 million in the first quarter this year as compared to the similar period last year, resulting primarily from the decreased unit deliveries and lower revenues. Revenues and related gross profit from land sales increased, primarily due to an increase in the level of commercial and industrial lot sales. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales decreased by approximately $600,000 in the first quarter this year as compared to the similar period last year.

Revenues from magazine circulation operations decreased approximately 11% in the first quarter this year as compared to the similar period last year, due to decreases in both the Fulfillment Services and Newsstand Distribution Services. Revenues from Fulfillment Services decreased approximately 9% in the first quarter this year, due primarily to client losses. Revenues from the Newsstand Distribution Services decreased approximately 15% in the first quarter this year due to decreased magazine sales. This sales decrease

                                   FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                   Management's  Discussion  and  Analysis of
           Financial Condition and Results of Operations (Page 2 of 2)



resulted in part from continuing consumer resistance to the increased price of magazines caused by an increase in the cost of paper earlier this calendar year. In addition, a major realignment of industry relationships in the distribution of magazines developed rapidly during 1996, which led to a substantial reduction in the number of wholesalers.
These changes have adversely impacted Kable's sales and profits. The decrease in magazine circulation operating expenses resulted from and partially offset the revenue decreases discussed above. As a result of these factors, operating income from magazine circulation operations decreased by approximately $900,000 in the first quarter this year as compared to last year.

The decrease in real estate commissions and selling expenses was primarily the result of the decrease in revenue from housing sales. Real estate and corporate general and administrative expenses decreased by approximately 14% from the first quarter last year, primarily as a result of the vacant Chief Executive Officer's position and staff reductions.

Interest expense decreased in the first quarter this year due primarily to lower average borrowings and interest rates, since a large portion of the Company's borrowings are related to the prime rate. Revenues less costs and expenses from interest and other operations increased by approximately $250,000, due in part to a gain from the early redemption of four collateralized mortgage bond series in the first quarter this year.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                     PART II

                                Other Information
                                -----------------




      Item 6.           Exhibits and Reports on Form 8-K
      -------           --------------------------------

                  (a)   Exhibits:

                        27.   Financial Data Schedule

                  (b)   Reports on Form 8-K:

                        No reports on Form 8-K were filed by the Registrant during the quarter ended July 31, 1996.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AMREP Corporation
                                                  (Registrant)



       Dated:     September 13, 1996        By: /s/ Mohan Vachani
                                                -----------------
                                                Mohan Vachani
                                                Senior Vice President,
                                                Chief Financial Officer



       Dated:     September 13,1996       By:   /s/ Peter M. Pizza
                                                ------------------
                                                Peter M. Pizza
                                                Controller

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX
                                  -------------



        27        Financial Data Schedule