Form 10-Q
period 1996-10-30
AMREP CORP
filed 1996-12-13
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       October 31, 1996
                                -------------------------
                                             OR

      [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to  _____________________

                             Commission File Number      1-4702
                                                     ------------

                                     AMREP Corporation
-------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


      Oklahoma                                           59-0936128
-------------------------------------------------------------------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York               10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code     (212) 705-4700
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

                              Yes _____X______ No ___________

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 10, 1996 - 7,368,650.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES

                                           INDEX




PART I                                                      PAGE NO.

Consolidated Financial Statements:

      Balance Sheets
         October 31, 1996 (Unaudited) and
         April 30, 1996 (Audited)                                       1

      Statements of Operations and Retained Earnings (Unaudited)
         Six Months Ended October 31, 1996 and 1995                     2

      Statements of Operations and Retained Earnings (Unaudited)
         Three Months Ended October 31, 1996 and 1995                   3

      Statements of Cash Flows (Unaudited)
         Six Months Ended October 31, 1996 and 1995                     4

      Notes to Consolidated Financial Statements                        5

Management's Discussion and Analysis                                   6-7



PART II

Other Information                                                       8

Signatures                                                              9

Exhibit Index                                                          10

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets
                            October 31, 1996 and April 30, 1996
                     (Thousands, except par value and number of shares)

                                            October 31,      April 30,
                                               1996            1996
                                           ------------     -----------
                                            (Unaudited)      (Audited)
ASSETS
------
Cash and cash equivalents                  $      5,662     $     7,607
Receivables, net:
   Real estate operations                         8,229          11,371
   Magazine circulation operations               48,602          38,234
Real estate inventory                            84,055          71,916
Rental and other real estate investments          6,687           8,211
Investment property                               7,274           8,042
Property, plant and equipment, at cost,
   net of accumulated depreciation and
amortization of
   $12,635 at October 31, 1996 and               16,925          16,995
   $11,796 at April 30, 1996
Other assets                                     16,043          14,215
Excess of cost of subsidiary over net
assets acquired                                   5,191           5,205
                                           ------------     -----------
                                           $    198,668     $   181,796
                                           ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Account payable, deposits and accrued      $     33,509     $    33,013
expenses
Notes payable:
   Amounts due within one year                   19,249          17,146
   Amounts subsequently due                      50,320          35,036
Collateralized mortgage obligations                 533           2,209
Deferred income taxes                            25,840          25,840
                                           ------------     -----------
                                                129,451         113,244
                                           ------------     -----------
Shareholders' equity:
   Common stock, $.10 par value;
     shares authorized -- 20,000,000
     shares issued and outstanding --
     7,398,650 at October 31, 1996 and
     April 30, 1996                                 740             740
Capital contributed in excess of par value       44,928          44,928
Retained earnings                                23,729          23,064
Treasury stock, at cost; 30,000 shares             (180)           (180)
                                           ------------     -----------
                                                 69,217          68,552
                                           ------------     -----------
                                           $    198,668     $   181,796
                                           ============     ===========

             See notes to consolidated financial statements.

                                         FORM 10-Q

                             AMREP CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Retained Earnings (Unaudited)
                         Six Months Ended October 31, 1996 and 1995
                           (Thousands, except per share amounts)

                                                1996             1995
                                           ------------      -----------
REVENUES
--------
Real estate operations:
   Home and condominium sales              $      30,325     $    47,551
   Land sales                                      6,913           3,456
                                           -------------     -----------
                                                  37,238          51,007

Magazine circulation operations                   26,908          29,065
Interest and other operations                      3,492           3,260
                                           -------------     -----------
                                                  67,638          83,332
                                           -------------     -----------
COST AND EXPENSES
-----------------
Real estate cost of sales                         29,577          40,714
Operating expenses:
   Magazine circulation operations                22,059          23,066
   Real estate commissions and selling             3,071           3,236
   Other operations                                3,451           3,180
General and administrative:
   Real estate operations and corporate            3,465           4,299
   Magazine circulation operations                 3,080           3,352
Interest, net                                      1,827           2,053
                                           -------------     -----------
                                                  66,530          79,900
                                           -------------     -----------
      Income before income taxes                   1,108           3,432

PROVISION FOR INCOME TAXES                           443           1,372
                                           -------------     -----------
NET INCOME                                           665           2,060

RETAINED EARNINGS, beginning of period            23,064          20,279
                                           -------------     -----------
RETAINED EARNINGS, end of period           $      23,729     $    22,339
                                           =============     ===========

NET INCOME PER SHARE                       $        0.09     $      0.28
                                           =============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        7,369           7,395
                                           =============     ===========

                 See notes to consolidated financial statements.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Retained Earnings (Unaudited)
                        Three Months Ended October 31, 1996 and 1995
                           (Thousands, except per share amounts)

                                                1996             1995
                                           -------------     -----------
REVENUES
--------
Real estate operations:
   Home and condominium sales              $      13,272     $    24,046
   Land sales                                      3,838           1,469
                                           -------------     -----------
                                                  17,110          25,515

Magazine circulation operations                   14,549          15,148
Interest and other operations                      1,571           1,747
                                           -------------     -----------
                                                  33,230          42,410
                                           -------------     -----------

COST AND EXPENSES
-----------------
Real estate cost of sales                         13,946          20,337
Operating expenses:
   Magazine circulation operations                11,337          11,815
   Real estate commissions and selling             1,673           1,654
   Other operations                                1,642           1,525
General and administrative:
   Real estate operations and corporate            1,698           2,245
   Magazine circulation operations                 1,481           1,660
Interest, net                                      1,017           1,043
                                           -------------     -----------
                                                  32,794          40,279
                                           -------------     -----------
      Income before income taxes                     436           2,131

PROVISION FOR INCOME TAXES                           174             852
                                           -------------     -----------
NET INCOME                                           262           1,279

RETAINED EARNINGS, beginning of period            23,467          21,060
                                           -------------     -----------
RETAINED EARNINGS, end of period           $      23,729     $    22,339
                                           =============     ===========
NET INCOME PER SHARE                       $        0.04     $      0.17
                                           =============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        7,369           7,396
                                           =============     ===========

             See notes to consolidated financial statements.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows (Unaudited)
                         Six Months Ended October 31, 1996 and 1995
                                        (Thousands)

                                                 1996           1995
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $       665    $     2,060
                                             -----------    -----------
Adjustments to reconcile net income to net
   cash provided by operating activities -
    Depreciation and amortization                  1,239          1,059
    Changes in assets and liabilities -
      Receivables                                (7,226)         (2,675)
      Real estate inventory                     (12,139)            443
      Rental and other real estate projects        1,524          1,814
      Investment property                            768            362
      Other assets                               (2,190)         (1,750)
      Accounts payable, deposits and                 496         (1,223)
        accrued expenses
      Deferred income taxes                            -          1,337
                                             -----------    -----------
         Total adjustments                       (17,528)          (633)
                                             -----------    -----------
         Net cash provided (used) by
            operating activities                 (16,863)         1,427
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                            (793)        (3,004)
                                             -----------    -----------
         Net cash used by investing
           activities                               (793)        (3,004)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                  35,670         15,452
    Principal debt payments                      (19,959)       (14,804)
    Proceeds from exercise of stock options            -             12
                                             -----------    -----------
         Net cash provided by financing
           activities                             15,711            660
                                             -----------    -----------

Decrease in cash and cash equivalents             (1,945)          (917)

CASH AND CASH EQUIVALENTS,
   beginning of period                             7,607          9,266
                                             -----------    -----------
CASH AND CASH EQUIVALENTS,
   end of period                             $     5,662    $     8,349
                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid - net of amounts
     capitalized                             $     1,683    $     2,256
                                             ===========    ===========
   Income taxes paid                         $     1,543    $        35
                                             ===========    ===========

             See notes to consolidated financial statements.

                                      FORM 10-Q
                          AMREP CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
                     Six Months Ended October 31, 1996 and 1995



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




Note 2:
-------
      Certain amounts in the October 31, 1995 Statement of Cash Flows have been reclassified to conform to the presentation used at October 31, 1996.

                                      FORM 10-Q
                         AMREP CORPORATION AND SUBSIDIARIES
                       Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Page 1 of 2)
                                  October 31, 1996


FINANCIAL CONDITION
-------------------
Notes payable, which are collateralized by real estate inventory and magazine circulation accounts receivable, increased by approximately $17.4 million from April 30, 1996 to October 31, 1996, resulting from increases in both real estate inventory and magazine circulation operation receivables.


RESULTS OF OPERATIONS
---------------------
Total revenues for the six months and second quarter ended October 31, 1996 decreased 19% and 22%, respectively, from the similar periods last year, reflecting lower revenues from both housing sales and magazine circulation operations, partially offset by higher revenues from land sales. Revenues from housing sales decreased approximately 36% and 45% for the six and three month periods, respectively, resulting from a decrease in housing unit deliveries from 426 to 249 in the six months and from 211 to 106 in the second quarter this year, as compared to the similar periods last year, which was caused in part by the timing of new project openings, as well as from delays in obtaining certain governmental or utility company final approvals. The decrease in revenues was partially offset by an increase in the average selling price of homes closed from $111,600 to $121,800 and from $114,000 to $125,200 in the six months and second quarter this year, respectively, as compared to the similar periods last year. The increase in the average selling prices on homes closed resulted both from price increases and a favorable product mix at both Rio Rancho and the Company's Colorado home-building division, as compared to the corresponding prior year periods. The gross margin on housing sales decreased by approximately $4.1 million and $2.7 million in the six months and second quarter, respectively, as compared to the similar periods last year, resulting primarily from lower revenues on decreased unit deliveries. Revenues and related gross profit from land sales increased primarily due to an increase in the level of commercial and industrial lot sales. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales decreased by approximately $2.6 million and $2.0 million in the six months and second quarter this year, respectively, as compared to the similar periods last year.

Revenues from magazine circulation operations decreased approximately 7% and 4% inthe six months and second quarter this year, respectively, as compared to the similar periods last year, due to decreases in both the Fulfillment Services and Newsstand Distribution Services.

                                      FORM 10-Q
                         AMREP CORPORATION AND SUBSIDIARIES
                       Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Page 2 of 2)
                                  October 31, 1996



Revenues from Fulfillment Services decreased approximately 5% and 3% in the six months and second quarter this year, respectively, due primarily to lower volume as a result of client losses which was partially offset by increased revenues from a new contract with a major publisher. Revenues from the Newsstand Distribution Services decreased approximately 12% and 9% in the six months and second quarter this year, respectively, compared to the prior year due to a lower volume of magazine sales. This sales decrease continued to reflect residuary consumer resistance to the increased prices of magazines caused by an increase in the cost of paper earlier this calendar year. In addition, a major realignment of industry relationships in the distribution of magazines developed rapidly during 1996, which led to a substantial reduction in the number of wholesalers. These changes have adversely impacted Kable's sales and profits. The decrease in magazine circulation operating expenses of approximately 4% in both the six month and three month periods, resulted from and partially offset the revenue decreases discussed above. As a result of these factors, operating income from magazine circulation operations decreased by approximately $950,000 and $50,000 in the six months and second quarter this year, respectively, as compared to last year.

Real estate commissions and selling expenses decreased approximately $160,000 in the six months and remained approximately the same in the second quarter, and did not decline commensurate with the decrease in housings sales, primarily due to the fixed element of certain marketing costs at Rio Rancho, as well as initial marketing costs incurred at several projects in Colorado which were starting up during the quarters. Real estate and corporate general and administrative expenses decreased by approximately 19% and 24% from the six months and second quarter last year, respectively, primarily as a result of the vacant Chief Executive Officer's position, staff reductions, and reductions in other general real estate and corporate expenses.

Interest expense decreased in the six months and second quarter this year, due primarily to lower average interest rates, since a large portion of the Company's borrowings are related to the prime rate, partially offset by higher average borrowings.

                                            FORM 10-Q
                               AMREP CORPORATION AND SUBSIDIARIES

                                             PART II

                                        Other Information
                                        -----------------

Item 4.     Submission of Matters to Vote of Security Holders
-------     -------------------------------------------------

      (a)   The Annual Meeting of Shareholders was held on September 18, 1996.

      (b) At the meeting, Jerome Belson, Nicholas G. Karabots and Albert Russo were elected as directors. The terms of office as directors of Edward B. Cloues, II, David N. Dinkins, Harvey I. Freeman, Daniel Friedman, Samuel N. Seidman, Mohan Vachani and James Wall continued after the meeting.

      (c)   Shareholders cast votes for the election of directors as follows:

            Nominee                            "For"               "Withheld"
            --------------------             ---------             ----------
            Jerome Belson                    6,596,698               201,454
            Nicholas G. Karabots             6,596,509               201,643
            Albert Russo                     6,596,509               201,643

            Shareholders cast votes for the proposal to amend the Corporation's Non-Employee Directors Option Plan (i) to increase by 35,000 the number of shares of Common Stock which may be issued on exercise of options granted thereunder, and (ii) to extend by ten (10) years the period during which options may be granted thereunder as follows:

            Shares Voted For:             6,350,382
            Shares Voted Against:           256,038
            Shares Abstaining:               15,602


Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------
      (a)   Exhibits:

            4 Amendment No. 1, dated September 26, 1996, to the Amended and Restated Loan Agreement, between American National Bank and Trust Company of Chicago, and Kable News Company, Inc.

            27    Financial Data Schedule

      (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1996.

                                      FORM 10-Q
                         AMREP CORPORATION AND SUBSIDIARIES

                                     SIGNATURES




            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AMREP Corporation
                                            (Registrant)



       Dated:     December 13, 1996       By:   /s/ Mohan Vachani
                                                -----------------
                                                Mohan Vachani
                                                Senior Vice President,
                                                Chief Financial Officer



       Dated:     December 13, 1996       By:   /s/ Peter M. Pizza
                                                ------------------
                                                Peter M. Pizza
                                                Controller

                                      FORM 10-Q
                         AMREP CORPORATION AND SUBSIDIARIES

                                    EXHIBIT INDEX
                                    -------------



        4 Amendment No. 1, dated September 26, 1996, to the Amended and Restated Loan Agreement, between American National Bank and Trust Company of Chicago, and Kable News Company, Inc.

       27         Financial Data Schedule