Form 10-Q
period 1997-01-31
AMREP CORP
filed 1997-03-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              January 31, 1997
                               ------------------------------------------
                                   OR

      [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________

                   Commission File Number            1-4702
                                         --------------------------------

                            AMREP Corporation
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


      Oklahoma                                    59-0936128
-------------------------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                  Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York           10022
-------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code (212) 705-4700
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

                     Yes   X           No
                         -----            -----
Number of Shares of Common Stock, par value $.10 per share, outstanding at March 12, 1997 - 7,368,650.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES

                                  INDEX
                                  -----


PART I                                                          PAGE NO.
------                                                          --------

Consolidated Financial Statements:

      Balance Sheets
         January 31, 1997 (Unaudited) and
         April 30, 1996 (Audited)                                  1

      Statements of Operations and Retained Earnings (Unaudited)
         Nine Months Ended January 31, 1997 and 1996               2

      Statements of Operations and Retained Earnings (Unaudited)
         Three Months Ended January 31, 1997 and 1996              3

      Statements of Cash Flows (Unaudited)
         Nine Months Ended January 31, 1997 and 1996               4

      Notes to Consolidated Financial Statements                   5

Management's Discussion and Analysis                              6-7



PART II
-------
Other Information                                                  8

Signatures                                                         9

Exhibit Index                                                     10

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                   January 31, 1997 and April 30, 1996
           (Thousands, except par value and number of shares)

                                      January 31,      April 30,
                                         1997            1996
                                     -----------     -----------
                                     (Unaudited)      (Audited)

ASSETS
------
Cash and cash equivalents            $    6,952    $    7,607
Receivables, net:
  Real estate operations                  9,470        11,371
  Magazine circulation operations        44,695        38,234
Real estate inventory                    88,558        71,916
Rental and other real estate              5,812         8,211
investments
Investment property                       7,288         8,042
Property, plant and equipment, at
cost,
  net of accumulated depreciation
  and amortization of $13,050 at
  January 31, 1997 and $11,796 at        18,197        16,995
  April 30, 1996
Other assets                             14,549        14,215
Excess of cost of subsidiary over
net assets acquired                       5,191         5,205
                                     ----------    ----------
                                     $  200,712    $  181,796
                                     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Account payable, deposits and        $   27,550    $   33,013
accrued expenses
Notes payable:
  Amounts due within one year            14,431        17,146
  Amounts subsequently due               62,876        35,036
Collateralized mortgage obligations         531         2,209
Deferred income taxes                    25,840        25,840
                                     ----------    ----------
                                        131,228       113,244
                                     ----------    ----------
Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized -- 20,000,000
    shares issued and outstanding
    -- 7,398,650 at January 31,
    1997 and April 30, 1996                 740           740
Capital contributed in excess of
par value                                44,928        44,928
Retained earnings                        23,996        23,064
Treasury stock, at cost; 30,000
shares                                     (180)         (180)
                                     ----------    ----------
                                         69,484        68,552
                                     ----------    ----------
                                     $  200,712    $  181,796
                                     ==========    ==========

            See notes to consolidated financial statements.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations and Retained Earnings (Unaudited)
               Nine Months Ended January 31, 1997 and 1996
                  (Thousands, except per share amounts)

                                         1997          1996
                                     -----------     ----------

REVENUES
--------


Real estate operations:
  Home and condominium sales         $    47,977    $   68,365
  Land sales                              10,848         4,840
                                     -----------    ----------
                                          58,825        73,205

Magazine circulation operations           40,671        43,210
Interest and other operations              4,903         4,861
                                     -----------    ----------
                                         104,399       121,276
                                     -----------    ----------
COST AND EXPENSES
-----------------

Real estate cost of sales                 46,844        58,434
Operating expenses:
  Magazine circulation operations         33,393        34,331
  Real estate commissions and selling      4,840         4,701
  Other operations                         4,908         4,757
General and administrative:
  Real estate operations and corporate     5,145         6,585
  Magazine circulation operations          4,711         5,140
Interest, net                              3,005         3,072
                                     -----------    ----------
                                         102,846       117,020
                                     -----------    ----------
     Income before income taxes            1,553         4,256

PROVISION FOR INCOME TAXES                   621         1,702
                                     -----------    ----------
NET INCOME                                   932         2,554

RETAINED EARNINGS, beginning of
period                                    23,064        20,279
                                     -----------    ----------
RETAINED EARNINGS, end of period     $    23,996    $   22,833
                                     ===========    ==========
NET INCOME PER SHARE                 $      0.13    $     0.35
                                     ===========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         7,369         7,390
                                     ===========    ==========

         See notes to consolidated financial statements.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations and Retained Earnings (Unaudited)
              Three Months Ended January 31, 1997 and 1996
                  (Thousands, except per share amounts)

                                         1997          1996
                                     -----------    ----------
REVENUES
--------

Real estate operations:
  Home and condominium sales         $    17,652    $   20,814
  Land sales                               3,935         1,384
                                     -----------    ----------
                                          21,587        22,198

Magazine circulation operations           13,763        14,145
Interest and other operations              1,411         1,601
                                     -----------    ----------
                                          36,761        37,944
                                     -----------    ----------
COST AND EXPENSES
-----------------

Real estate cost of sales                 17,267        17,720
Operating expenses:
  Magazine circulation operations         11,334        11,265
  Real estate commissions and selling      1,769         1,465
  Other operations                         1,457         1,577
General and administrative:
  Real estate operations and               1,680         2,286
corporate
  Magazine circulation operations          1,631         1,788
Interest, net                              1,178         1,019

                                          36,316        37,120

     Income before income taxes              445           824

PROVISION FOR INCOME TAXES                   178           330

NET INCOME                                   267           494

RETAINED EARNINGS, beginning of period    23,729        22,339
                                     -----------    ----------
RETAINED EARNINGS, end of period     $    23,996    $   22,833
                                     ===========    ==========
NET INCOME PER SHARE                 $      0.04    $     0.07
                                     ===========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         7,369         7,379
                                     ===========    ==========

           See notes to consolidated financial statements.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Unaudited)
               Nine Months Ended January 31, 1997 and 1996
                               (Thousands)
                                                    1997        1996
                                                  --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $    932    $ 2,554
                                                  --------    -------
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation and amortization                    1,966      1,647
    Changes in assets and liabilities -
      Receivables                                   (4,560)     1,287
      Real estate inventory                         (16,758)     (581)
      Rental and other real estate projects          2,399      2,460
      Investment property                              754        282
      Other assets                                   (976)     (1,339)
      Accounts payable, deposits and accrued
        expenses                                    (4,663)    (2,431)
      Deferred income taxes                              -      1,680
    Gain from sale of real estate inventory
      related to reduction in accounts payable        (579)         -
                                                  --------    -------
        Total adjustments                          (22,417)     3,005
                                                  --------    -------
        Net cash provided (used) by operating
          activities                               (21,485)     5,559
                                                  --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                            (2,617)    (4,328)
                                                  --------    -------
        Net cash used by investing activities       (2,617)    (4,328)
                                                  --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                    54,622     21,247
    Principal debt payments                        (31,175)   (23,931)
    Proceeds from exercise of stock options              -         27
                                                  --------    -------
        Net cash provided by financing activities   23,447     (2,657)
                                                  --------    -------
Decrease in cash and cash equivalents                (655)     (1,426)

CASH AND CASH EQUIVALENTS,
  beginning of period                               7,607       9,266
                                                  -------     -------
CASH AND CASH EQUIVALENTS,
  end of period                                   $ 6,952     $ 7,840
                                                  =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts capitalized      $ 4,142     $ 3,014
                                                  =======     =======
  Income taxes paid                               $ 2,430     $    22
                                                  =======     =======
SUPPLEMENTAL INFORMATION REGARDING NON-CASH
OPERATING ACTIVITIES:
  Reduction in accounts payable related to sale
    of real estate inventory                      $   800     $     -
                                                  =======     =======

            See notes to consolidated financial statements.

                               FORM 10-Q
                    AMREP CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Unaudited)
               Nine Months Ended January 31, 1997 and 1996







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




Note 2:
-------
           Certain amounts in the January 31, 1996 Statement of Cash
           Flows have been reclassified to conform to the presentation used at January 31, 1997.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
                 Management's Discussion and Analysis of
       Financial Condition and Results of Operations (Page 1 of 2)
                            January 31, 1997

FINANCIAL CONDITION
-------------------

Notes payable, which are collateralized by real estate inventory and magazine circulation accounts receivable, increased by approximately $25 million from April 30, 1996 to January 31, 1997, resulting from corresponding increases in both real estate inventory and magazine circulation operation receivables.

RESULTS OF OPERATIONS
---------------------

Total revenues for the nine months and third quarter ended January 31, 1997, decreased 14% and 3%, respectively, from the similar periods last year, reflecting lower revenues from both housing sales and magazine circulation operations, partially offset by higher revenues from land sales. Revenues from housing sales decreased approximately 30% and 15% for the nine and three month periods, respectively, resulting from a decrease in housing unit deliveries from 601 to 403 in the nine months and from 175 to 154 in the third quarter this year, as compared to the similar periods last year, which is due in part to the lengthening of the regulatory approval process and resultant delays in opening subdivisions for sale, as well as a soft real estate market in Rio Rancho in 1997 compared to 1996. In addition, the average selling price of homes closed declined moderately in the third quarter this year, as compared to the third quarter last year, from $118,900 to $114,600. The decrease in the average selling price in the third quarter was primarily due to a high portion of home closings this year in a lower priced project in Rio Rancho, compared to the third quarter last year. The decrease in revenues in the nine months this year was partially offset by an increase in the average selling price of homes closed to $119,100 from $113,800 in the nine months last year. The increase in the average selling prices on homes closed in the nine months resulted both from price increases and a favorable product mix at both Rio Rancho and the Company's Colorado home-building division, as compared to the nine months last year. The gross margin on housing sales decreased by approximately $5.8 million and $1.7 million in the nine months and third quarter, respectively, as compared to the similar periods last year, resulting primarily from lower revenues on decreased unit deliveries, and, in addition, in the third quarter this year the decrease in the average selling price of homes closed discussed above. Revenues and related gross profit from land sales increased primarily due to an increase in the level of commercial and industrial lot sales. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales decreased by approximately $2.8 million and $0.2 million in the nine months and third quarter this year, respectively, as compared to the similar periods last year.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
                 Management's Discussion and Analysis of
       Financial Condition and Results of Operations (Page 2 of 2)
                            January 31, 1997



Revenues from magazine circulation operations decreased approximately 6% in the nine months this year, as compared to the similar period last year, due to generally comparable decreases in both the Fulfillment Services and Newsstand Distribution Services. Revenues in the third quarter decreased approximately 3%, as compared to the similar period last year, due to decreases in the Fulfillment Services.

Revenues from Fulfillment Services decreased approximately 4% in both periods of fiscal 1997, as a result of lower activity levels resulting from client losses in prior periods which were only partially offset by additional revenues associated with a new contract with a major publisher. Expenses of the Fulfillment Services division increased about 3% in the third quarter of 1997 compared to the prior year, principally as a result of additional staffing requirements for the new contract with a major publisher which were only partially offset by other reductions. For the nine months, Fulfillment related expenses have decreased 1%. Revenues from the Newsstand Distribution Services decreased approximately 8% in the nine months in fiscal 1997 compared to the prior year due to a lower volume of retail magazine sales, while revenues in the third quarter remained the same as last year. In addition, a major realignment of industry relationships in the distribution of magazines developed rapidly during 1996 which led to a substantial reduction in the number of wholesalers and has adversely impacted Kable's sales and profits. Newsstand's divisional expenses have decreased 8% and 6% in the nine and three month periods, which has been in response to and partially offset the revenue decreases discussed above. As a result of these factors, operating income from magazine circulation operations decreased by approximately $1,300,000 and $350,000 in the nine months and third quarter this year, respectively, as compared to last year.

Real estate commissions and selling expenses increased approximately $140,000 and $300,000 in the nine months and third quarter this year, as compared to the similar periods last year, primarily because of marketing costs associated with the start-up of an additional number of projects open for sales in Colorado. Real estate and corporate general and administrative expenses decreased by approximately 22% and 27% from the nine months and third quarter last year, respectively, primarily as a result of the vacant Chief Executive Officer's position, staff reductions, and reductions in other general real estate and corporate expenses.

Interest expense increased in the third quarter this year, compared to the similar period last year, due primarily to higher average borrowings partially offset by lower average interest rates, and an increase in capitalized interest primarily at the Colorado projects.

                                     FORM 10-Q
                         AMREP CORPORATION AND SUBSIDIARIES

                                      PART II

                                 Other Information
                                 -----------------


      Item 5.        Other Matters
      -------        -------------

                The Company has reached an agreement with the Internal Revenue Service (IRS) which resolves all outstanding issues (including those related to Section 458 of the Internal Revenue Code) resulting from the IRS's audit of the years 1984 through 1989. As a result, the Company has paid an assessment of approximately $200,000 for federal taxes (including interest), and anticipates no significant further payments for either state or federal taxes for those years.

                As previously announced, the IRS is also in the process of reviewing the Company's tax returns for the years 1990 through 1994, and, in due course, is expected to review the 1995 tax return. While the Company cannot be totally certain of the results of these audits, it currently estimates that the total additional amount that will be due for federal and state taxes, when the reviews of the tax returns for the years 1990 - 1995 are ultimately finalized, will be approximately $8.5 million plus interest (estimated to be approximately $3.3 million as of January 31, 1997), which amount is expected to be payable at varying times over the next several years. The Company has previously provided reserves to cover such additional taxes and the estimated interest thereon that will eventually be payable, and therefore does not expect that they will impact reported earnings.


      Item 6.        Exhibits and Reports on Form 8-K
      -------        --------------------------------

                (a)  Exhibits:

                     27.  Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1997.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES

                               SIGNATURES
                               ----------



           Pursuant to the requirements of the Securities
      Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMREP Corporation
                                            (Registrant)



      Dated:    March 12, 1997      By:   /s/ Mohan Vachani
                                          -----------------------
                                          Mohan Vachani
                                          Senior Vice President,
                                          Chief Financial Officer



      Dated:    March 12, 1997      By:   /s/ Peter M. Pizza
                                          -----------------------
                                          Peter M. Pizza
                                          Controller

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES

                              EXHIBIT INDEX
                              -------------






       27       Financial Data Schedule