Form 10-K
period 1997-04-30
AMREP CORP
filed 1997-07-29
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
 [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE
                               ACT OF 1934

For the fiscal year ended April 30, 1997   Commission File Number 1-4702
                          --------------                          ------
                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  ___________________

                             AMREP CORPORATION
-----------------------------------------------------------------------------
         (Exact name of registrant as specified in its Charter)

           Oklahoma                                        59-0936128
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

       641 Lexington Ave., 6th Floor
           New York, New York                                  10022
-------------------------------------                   ------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (212) 705-4700
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                     on Which Registered
---------------------                                  --------------------

Common Stock $.10 par value                           New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X       No
                                                      ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the last sales price of such Common Stock on July
25, 1997, on the New York Stock Exchange Composite Tape:      $22,588,003.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 25, 1997 - 7,368,650.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the following documents of Registrant are incorporated by reference into the indicated parts of this report:
Definitive Proxy Statement for 1997 Annual Meeting Part III

                     _____________________________________

                                   PART I
                                   ------

Item 1.     Business
-------     --------

                                 GENERAL

The Company* is a real estate developer and builder of housing, national distributor of magazines and provider of subscription fulfillment services for publishers. It is the developer and major builder of single-family homes at Rio Rancho, New Mexico and more recently has entered the Denver, Colorado home-building market.

Data concerning Industry Segments is set forth in Note 13 of Notes to Consolidated Financial Statements. The Company's foreign sales and activities are not significant.

                         REAL ESTATE OPERATIONS

Real Estate Operations consist primarily of (i) the construction and sale of housing, (ii) the development and sale of housing sites, and (iii) the sale of tracts for residential, industrial and commercial uses.

HOUSING OPERATIONS

The Company builds and markets a broad spectrum of housing, principally low to medium priced single-family homes ranging in size from approximately 850 to 3,150 square feet. It presently is building at Rio Rancho, New Mexico and in the Denver, Colorado
Metro area.

The substantial majority of the Company's building is at Rio
Rancho, where the base prices of the homes and condominiums presently being sold by the Company range from approximately
$75,000 to $275,000, although most are in the $100,000 to $130,000 range. In fiscal l997, the Company delivered 445 housing units at Rio Rancho at an average price of $109,000. In fiscal l996, it delivered 580 housing units there at an average price of $112,000. The Company does the development work at Rio Rancho. See "DEVELOPMENT OPERATIONS - Rio Rancho" for information concerning Rio Rancho.

The Company entered the suburban Denver Metro market in 1993 and as of April 30, 1997 it had built and delivered 383 homes in this market. Its major project in this market is Bradbury Ranch in Parker, in the southeastern part of the Denver Metro area, where in 1994 it acquired 484 acres of undeveloped residential property zoned for approximately 1,700 homes. Development work began in fiscal 1995, and the Company has closed 45 homes in the $125,000 to $150,000 price range in the first phase of the project as of April 30, 1997.


_________________

*  As  used  herein   "Company"   includes  the  Registrant  and  its
subsidiaries unless the context indicates otherwise.

In fiscal 1997, the Company also delivered 36 homes in several other smaller projects in the Denver Metro area, at an average price of $138,000, while in fiscal 1996, it delivered 126 homes at such projects at an average price of $133,000. The Company owns approximately 190 additional lots at such projects but presently intends to sell some of these lots to other builders.

During 1984 and 1985, the Company built 104 of a projected total of 800 units of town houses and apartment condominiums at another project in the Denver Metro area, but stopped construction because of Denver's economic slow down. Construction of an additional 102 units at this project has recommenced, and the Company delivered 20 of the units in fiscal 1997 at an average price of $100,000.

The Company is the general partner with a 50% interest in a limited partnership which in 1990 commenced construction of a townhouse project in Freehold, New Jersey. When completed, the project will have 380 units. Pursuant to New Jersey law, 20% of the units must be priced substantially below market, but the remaining units may be sold at market and are designed to sell in the $115,000 to $155,000 range. From inception through April 1997, 358 units were delivered, including all of the required below market units.

The Company participates in a joint venture which builds single-family homes in the Eldorado at Santa Fe, New Mexico subdivision ("Eldorado"), although the Company is not the builder. In fiscal l997, the venture sold 4 homes. In addition, during fiscal 1995, a subsidiary of the Company entered into a joint venture arrangement for the development and construction of 42 two-family homes in Brooklyn, New York, which closed 41 units through April 30, 1997.

Until January 1994, the Company was the general partner and majority owner of a limited partnership which owns a congregate living rental facility in West Palm Beach, Florida. In January l994, an unrelated third party became the general partner of the partnership and the Company became a limited partner, with a continuing equity interest in the partnership. When completed in fiscal 1991, the facility had 300 units. However, in fiscal 1995 and fiscal 1996, 60 of the original units were converted for operation as an Assisted Care Living Facility ("ACLF"). Currently, 222 of the 240 remaining housing units are rented for terms of up to twelve months, and 58 of the 70 available spaces in the ACLF operation are occupied under leases having terms of up to twelve months.

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

The Company's housing is of frame construction, and the Company has no reason to anticipate difficulty in obtaining all necessary materials as needed. At Rio Rancho and the Colorado projects, the Company enters into contracts with subcontractors and suppliers of materials pursuant to which prices are established for a specific period, generally six months. Such contracts are generally used for all subcontractors and all suppliers. The Company generally uses more than one subcontractor for each trade and more than one supplier of each type of material.

The Company's construction and development departments are headquartered at Rio Rancho, New Mexico, but it has local project managers for its building activities elsewhere.

DEVELOPMENT OPERATIONS

The Company develops housing sites which include those for sale at Rio
Rancho, Eldorado and in its projects in Denver. The development activity includes the obtaining of necessary governmental approvals, installation of utilities and necessary storm drains, and building or improving the roads.
The engineering work is performed by both outside firms and Company employees, but development work generally is performed by outside contractors.

The Company sells developed residential lots to outside builders at Rio Rancho, Eldorado and at several of its projects in Denver and, in addition, sells undeveloped lots to outside builders and other commercial purchasers at Rio Rancho. In fiscal 1997, the Company sold 184 lots at Rio Rancho (of which the substantial majority were undeveloped) for an aggregate of $2,464,000, 57 developed lots at Eldorado for an aggregate of $1,538,000 and 101 developed lots at the Denver projects for an aggregate of $2,720,000.

            Rio Rancho

This project consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,200 acres have been platted into approximately 110,500 homesite and commercial lots and 16,100 acres are dedicated to community facilities, roads and drainage with the remainder consisting of bulk unplatted land. At April 30, 1997, a total of approximately 79,000 of the lots had been sold. The Company currently owns approximately 25,000 acres at Rio Rancho, of which some 8,400 acres are in contiguous blocks suitable for development. The balance is in scattered lots which require the purchase of a sufficient number of adjoining lots to create tracts suitable for development. Rio Rancho (most of the populated portion of which is in an incorporated city) has a population of over 50,000.

Piped water is supplied to all homes by a city-owned water utility company while electricity and telephone service are supplied by independent public utility companies. Most homes are also serviced by piped gas and sewage utilities. Sewage disposal for lots not serviced by the utility system is by individual septic tank. The Company is required to make deposits with the electric, gas, water and sewage companies when their utility lines are extended to new sections. A substantial part of such deposits are returned as houses are built and utility services commence.

Since early 1977, no lots have been sold except with houses on them or to outside builders. Over 50,000 lots were sold prior to 1977, and most of these are in areas where utilities have not yet been installed. However, under the contracts pursuant to which the lots were sold, if utilities have not reached the respective lot when the purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by water, telephone and electric utilities for a lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

The commercial areas at Rio Rancho presently house in excess of 500 business and professional offices, 15 shopping centers with over 1,250,000 square feet of store and office space, and a 55,000 square foot office building largely occupied by the Company. In addition, a number of individual office buildings and stores are located throughout the community. Ten financial institutions have offices at Rio Rancho. The industrial areas presently have approximately 72 buildings with over 3,025,000 square feet, including a manufacturing facility containing approximately 2,100,000 square feet built and occupied by Intel Corporation.

            Eldorado at Santa Fe

This subdivision, consisting of approximately 2,000 single-family homes on 6,000 acres platted into lots, is located 10 miles southeast of Santa Fe, New Mexico. Approximately 60 lots remain to be sold.

            Denver

The Company is currently developing approximately 160 acres of the 484 acre Bradbury Ranch project into 582 lots. It intends to sell approximately half of the lots to other builders and build and sell its own houses on the remaining lots. The Company has sold 86 of these lots to other builders through April 30, 1997. From time to time, the Company may also sell developed lots from its other projects to builders; the Company sold an additional 41 lots to other builders from one other project during fiscal 1997.

SALE OF NON-RESIDENTIAL TRACTS

The Company sells developed and undeveloped tracts at Rio Rancho to commercial users and may sell tracts from its Bradbury Ranch property in Parker, Colorado. In fiscal 1997, 23 tracts were sold at Rio Rancho at prices ranging from approximately $15,000 to $1,244,000.

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

There is no significant seasonality to either housing or tract sales. However, unusually severe winter weather can disrupt construction activities, and when this occurs, there can be a slow down in housing sales in the immediately ensuing months followed by a "bunching" as deliveries catch up.

BACKLOG

Almost all contracts for the sale of housing sold by the Company are subject to the buyer's ability to obtain financing. The Company thus does not consider any such contracts to be firm, although historically approximately 80% of the persons who signed contracts to purchase housing actually closed their purchase.

At April 30, l997, the Company had signed contracts for the sale of 247 units of housing for an aggregate purchase price of approximately $29,347,000. At April 30, l996, it had signed contracts for 237 units with an aggregate purchase price of approximately $28,729,000.

At April 30, l997, the Company also had contracts for the sale of 260 lots to builders for an aggregate purchase price of $6,220,000 and 5 contracts for the sale of commercial and industrial real estate for an aggregate purchase price of $5,499,126. At April 30, l996, it had contracts for the sale of 167 lots to builders for an aggregate purchase price of $5,183,964 and 5 contracts for the sale of commercial and industrial real estate for an aggregate purchase price of $4,885,560.

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

                   MAGAZINE AND CIRCULATION OPERATIONS

Through its wholly-owned subsidiary, Kable News Company, Inc. ("Kable"), the Company (i) performs subscription fulfillment and related services and (ii) distributes periodicals nationally and in Canada and, to a small degree, overseas. As of July 1, 1997, Kable employed approximately 1,340 persons, approximately 1,100 of whom were involved in its fulfillment activities and 240 in distribution activities. Kable maintains state of the art computer hardware and software in support of its fulfillment and distribution operations.

FULFILLMENT SERVICES

Kable's Fulfillment Services division performs a number of fulfillment and fulfillment related activities, principally magazine subscription fulfillment services, list services and product fulfillment services. This division had grown rapidly in the years preceding 1995, and the business was substantially increased with the acquisition in January 1995 of the business of Fulfillment Corporation of America, Inc. ("FCA"). Problems in converting FCA accounts to Kable's systems resulted in unexpected expenses and a loss of customers and revenue, but a major new customer was acquired during fiscal 1997 and division revenues were only slightly down in fiscal 1997 from fiscal 1996. The division accounted for 68% of Kable's total revenues in both fiscal 1996 and 1997.

In the magazine subscription fulfillment service operation, Kable processes new orders, receives and accounts for payments, prepares labels for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications, maintains subscriber lists and database, generates marketing and statistical reports, and prints forms and promotional materials. Kable performs all of these services for many clients, but some clients utilized only certain of them. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications utilizing the broad capabilities of its extensive database system.

In August 1996, Kable commenced the processing of "sweepstakes" entries for a major publisher, opening the envelopes mailed in by contestants, furnishing the pertinent data electronically to the client and performing certain incidental functions. Although it performed these services for only two-thirds of the year, revenues from this activity represented over 17% of the division's total revenues for fiscal 1997.

List services clients are primarily publishers. In this activity, Kable maintains clients' customer lists, selects names for clients who rent their lists, merges rented lists with the clients' lists to eliminate duplication for clients' promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients.

Product fulfillment services are provided primarily for Kable's publisher clients. In this activity, it receives, warehouses, processes and ships merchandise.

Kable now performs fulfillment services for approximately 340 different magazine titles for some 230 clients and maintains approximately 16,000,000 active subscriber names for its client publishers. In a typical month, Kable produces almost 16,400,000 mailing labels for its client publishers and also produces and mails approximately 5,000,000 billing and renewal statements.

There are a large number of companies which perform fulfillment services and with which Kable competes, two of which are much larger than Kable. Since publishers utilize only a single fulfillment service for a particular publication, there is intensive competition to obtain fulfillment contracts with publishers. Kable has a staff whose primary duty is to solicit fulfillment business.

DISTRIBUTION

In its distribution operation, Kable annually distributes magazines for over 240 publishers. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers over 32,700,000 copies of the various titles. Kable purchases the publications from its publishers and sells them to approximately 230 independent wholesale distributors in the United States and Canada. The wholesale distributors in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. In both fiscal 1997 and 1996, distribution activities accounted for 32% of Kable's revenues.

While Kable does not handle all publications of all of its publisher clients, it usually is the exclusive distributor for the publications it distributes. Kable generally does not physically handle any product. It determines, in consultation with the wholesalers and publishers, the number of copies of each issue to be distributed, and generates and delivers to each publisher's printer shipping instructions with the addresses of the wholesalers and the number of copies of product to be shipped to each. All magazines have an "off sale" date (generally the on-sale date of the next issue) following which the retailers return unsold copies to the wholesalers, who destroy them after accounting for returned merchandise in a manner satisfactory to Kable.

A realignment of industry relationships in the distribution of magazines started during fiscal 1996 and rapidly grew to major proportions. It was triggered by the decision of certain major retailers with multiple outlets to sharply reduce the number of wholesalers with whom the retailers would deal. This has led to a substantial reduction in the number of wholesalers through the merger of certain wholesalers, the formation by certain other wholesalers of cooperatives to bid for the business of such retailers, and the complete retirement from the business by a number of wholesalers. These changes contributed to a lower volume of magazine sales industry-wide which had a consequential negative effect on Kable's sales and profits. Management predicts that industry changes will continue with the potential for further adverse consequences for national distributors including Kable.

Kable has a distribution sales and marketing force which works with wholesalers and retailers to promote product sales and to assist in determining the number of copies of product to be delivered to each retailer. The force presently is comprised of 90 full-time and 9 part-time workers.

Kable generally makes substantial advances to publishers against future sales, which publishers may use for some printing, paper and production costs prior to the product going on sale, but it is usually not paid by wholesalers for product until some time after the product has gone on sale. Kable is therefore exposed to potential credit risks with both the publishers and the wholesalers. Its ability to make a profit is dependent in part on its skill in estimating the number of copies of an issue which should be printed and distributed and on limiting its advances to the publisher accordingly.

There are five national distributors with whom Kable competes. Since publishers utilize only a single distributor to distribute a particular line, there is intensive competition between distributors to obtain distribution rights from publishers. Each of these large competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications is intense.

                             COMPANY OFFICES

The Company's principal executive offices are in New York City in leased offices. Real estate operations are centralized in Rio Rancho in a modern office building owned by the Company, while the Denver, Colorado division is operated from a leased office. Kable News has an executive and sales office in New York City, and its operations are centered in owned and leased facilities in Mt. Morris, Illinois, and Marion, Ohio.

                                EMPLOYEES

The Company has approximately 1,580 employees (including Kable), none of whom is represented by a union. The Company provides retirement, health and other benefits for its employees and considers its employee relations to be good.

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

Item 4.      Submission of Matters to a Vote of Security Holders.
-------      ----------------------------------------------------

Not Applicable.

Executive Officers of Registrant
--------------------------------

Set forth below is certain information concerning persons who are executive officers of Registrant.

Name                                Office Held                           Age
---------------    -----------------------------------------------       ----
Daniel Friedman    Senior Vice President of Registrant since prior         62
                   to 1992; Chairman of the Board of Kable News
                   Company, Inc., a wholly-owned subsidiary of the Registrant since prior to 1992.

James Wall         Senior Vice President of Registrant since September     60
                   1992; Chairman of the Board of AMREP Southwest,
                   Inc., a wholly-owned subsidiary of Registrant, since
                   February 1996; President of AMREP Southwest, Inc.
                   since prior to 1992.

Mohan Vachani      Senior Vice President-Chief Financial Officer of        55
                   Registrant since June 1993; Consultant to
                   Registrant from September 1992 to June 1993;
                   Vice President-Chief Financial Officer  of
                   Bedford Properties, Inc., a real estate management and development firm, from prior to 1992 until June
                   1993.

Valerie Asciutto   Senior Vice President-General Counsel of Registrant     44
                   since April 1997; Vice President-General Counsel of
                   Registrant since 1992.

                                 PART II


Item 5.      Market for Registrant's Common Equity and
-------      -----------------------------------------
             Related Stockholder Matters
             ---------------------------

The Registrant's common stock is traded on the New York Stock Exchange under the symbol AXR. On July 25, 1997, there were approximately 2,600 holders of record of the common stock. The Registrant has not paid any cash dividends, and it has agreed in connection with certain long term borrowings not to pay cash dividends in amounts exceeding one-half of the Registrant's net worth. The range of high and low closing prices for the last two years by fiscal quarter, is presented below:

              FIRST           SECOND           THIRD          FOURTH
          ------------    ------------     ------------    ------------
          HIGH     LOW    HIGH     LOW     HIGH     LOW    HIGH     LOW
          ----    ----    ----    ----     ----    ----    ----    ----
  1997    5 1/8     4     5 1/2   4 1/8      5     3 7/8   4 5/8   3 1/2
  1996      7     6 1/8   7 3/4   6 1/8    6 1/2   5 3/8   5 1/2   4 3/4


Item 6.     Selected Financial Data
-------     -----------------------

                           (In thousands of dollars except per share amounts)
                                             Year Ended April 30,
                          ----------------------------------------------------
                             1997       1996       1995      1994       1993
                          ---------  --------- --------- ---------  ----------
Revenues                  $ 146,389  $ 161,802 $ 152,525 $ 126,088  $  93,660
Net Income                $   7,282  $   2,785 $   4,015 $   2,372  $      41
Net Income Per Share      $    0.99  $    0.38 $    0.55 $    0.33  $    0.01


Total Assets              $ 205,311  $ 181,796 $ 186,142 $ 178,857  $ 179,944
Notes Payable             $  79,295  $  51,959 $  56,229 $  50,738  $  31,899
Project Financing         $       -  $     223 $   2,891 $   6,205  $  41,228
Collateralized Mortgage   $     529  $   2,209 $   2,533 $   4,406  $   6,473
  Obligations
Shareholders' Equity      $  75,834  $  68,552 $  65,921 $  61,429  $  54,102
Cash Dividends            $       -  $       - $       - $       -  $       -

Item 7.     Management's Discussion and Analysis of Financial
-------     -------------------------------------------------
            Condition and Results of Operations.
            ------------------------------------

RESULTS OF OPERATIONS
---------------------

1997 versus 1996
----------------

Total revenues for the year ended April 30, 1997 decreased approximately 9.5% from fiscal 1996, reflecting a decrease in revenues from housing sales and magazine circulation operations which was partially offset by higher revenues from land sales.

Revenues from housing sales decreased approximately 23.5% in fiscal 1997 from 1996, resulting from a corresponding decrease in housing unit deliveries from 775 to 599. This decrease resulted from several factors, including a lengthening of the regulatory approval process and delays in utility installations in Colorado and New Mexico with resultant delays in the opening of projects for sale during 1997, as well as a softer real estate market in New Mexico in 1997 compared to 1996. The average selling price of homes was comparable in both years ($114,600 in 1997 compared to $115,700 in 1996).

The gross margin on housing sales decreased by approximately $6.6 million principally due to the decrease in both the number of homes closed and gross margin percentage. The gross margin percentage declined from 17% to 12% due to a shift in the mix of projects from which homes were sold in 1997 compared to 1996. Revenues and related gross profit from land sales increased by approximately $8.0 million and $2.4 million, respectively in 1997 from 1996, primarily due to an increase in the level of commercial and industrial lot sales. The gross profit percentage on land sales decreased from 53% in 1996 to 42% in 1997 because of the mix of land sales between Colorado, Florida and New Mexico. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales decreased by approximately $4.2 million in fiscal 1997 compared to the prior year.

Revenue from magazine circulation operations declined approximately 5% from 1996 as a result of decreases in both Fulfillment Services and Newsstand Distribution Services. Revenues in Fulfillment Services decreased about 5% due to lower activity levels resulting from client losses in prior periods which were only partially offset by additional revenues associated with new contracts. Revenues from Newsstand Distribution Services decreased about 6% due to a lower volume of retail magazine sales in 1997, which resulted in part from a continuing trend of increasing magazine prices which began in 1996. In addition, a major realignment of industry relationships in the distribution of magazines developed during 1996 which led to a substantial reduction in the number of wholesalers which in some cases has allowed wholesalers to delay payments to Kable and which has adversely impacted sales and profits.

Operating expenses of magazine circulation operations decreased by approximately $1.8 million (4%) in 1997 from 1996, which has been in response to and partially offset the revenue decrease discussed above. Operating expenses as a percentage of revenues amounted to 82% and 81% in 1997 and 1996, respectively. As a result of these factors, operating income of the magazine circulation operations decreased by approximately $900,000 from 1996.

Real estate commissions and selling expenses increased by approximately 7% over 1996 because of marketing costs associated with the start up of additional projects in Colorado. Real estate and corporate general and administrative expenses decreased by approximately 26% as a result of ongoing cost reduction measures adopted in response to the lower volume of activity in 1997. In addition, 1996 amounts included the accrual of amounts due under the terms of an employment contract with the Company's former Chief Executive Officer who left office during 1996 due to a disability.

Interest expense increased by about 3% due to higher average borrowings for the magazine circulation operations and higher average interest rates. In addition, in fiscal 1997 the financial statements reflect a net benefit for income taxes in the amount of $5.6 million as a result of an adjustment of $6.25 million to the provision for Deferred Income Taxes following the conclusion of certain federal tax audits. See Note 9 to the consolidated financial statements.

1996 versus 1995
----------------

Total revenues for the year ended April 30, 1996 increased 6% over fiscal 1995, reflecting higher revenues from both housing sales and magazine circulation operations, partially offset by lower revenues from land sales. Revenues from housing sales increased approximately 2% in fiscal 1996 over 1995, resulting from an increase in the average selling price of homes closed from $102,200 to $115,700, which offset a decrease in housing unit deliveries from 862 to 775. The increases in the average selling prices on homes closed from 1995 to 1996 results both from price increases and a shift to the building of larger, more expensive houses in Rio Rancho. The gross margin on housing sales increased by approximately $3.7 million over fiscal 1995, resulting from price increases, as well as the favorable effect of production strategies and efficiencies introduced in the prior two fiscal years. Revenues and related gross profit from land sales decreased from fiscal 1995, primarily due to a decrease in the level of commercial and industrial lot sales. As a result of these factors, gross profit from combined housing and land sales increased by approximately $1.8 million in fiscal 1996, compared to the prior year.

Revenues from magazine circulation operations increased approximately 23% in fiscal 1996 from 1995, primarily due to the acquisition in January 1995 of the business of Fulfillment Corporation of America ("FCA") and the inclusion of FCA's operations as part of Kable for a full year in 1996, as opposed to only four months in 1995. As a result, Fulfillment Services revenues increased 40% in 1996 compared to 1995. Revenues from the Newsstand Distribution Services, however, decreased approximately 3% in fiscal 1996 due to decreased retail magazine sales. This decrease resulted in part from paper cost increases in the publishing industry which in turn caused increased magazine cover prices or, in some cases, reduced print quantities and product qualities of magazines thereby leading to some consumer resistance. In addition, a major realignment of industry relationships in the distribution of magazines developed rapidly during 1996, which led to a substantial reduction in the number of wholesalers. These changes adversely impacted Kable's sales and profits. At the same time, operating expenses increased to 81% of magazine circulation revenues in 1996 from 74% in 1995. These expenses increased in part due to unforeseen problems in converting accounts from the FCA systems to its own, which resulted in unexpected expenses and some loss of customers and revenues in fiscal 1996. However, management believes that these problems were corrected. Primarily as a result of these factors, operating income from magazine circulation operations decreased by approximately $2.3 million over the prior year.

Real estate commissions and selling expenses remained comparable in fiscal 1996 and fiscal 1995, and were the same percentage of related revenues in both years. Real estate and corporate general and administrative expenses increased by approximately 19% in fiscal 1996 compared to 1995, primarily as a result of the accrual of amounts due under the terms of an employment contract with the Company's former Chief Executive Officer, who left office during 1996 due to a disability, increased pension plan expense resulting from lower than assumed investment performance in 1994 and additional employees in the plan, and professional fees related to the Company's contested tax examinations with the Internal Revenue Service ("IRS").

Interest expense increased in fiscal 1996 due primarily to higher average borrowings for the magazine circulation operations and higher average interest rates, since a large portion of the Company's borrowings are related to the prime rate. Revenues less costs and expenses from interest and other operations decreased by approximately $350,000, due to various non-recurring matters last year.

Inflation
---------

During the past three years, revenues and costs have been affected to a modest extent by inflation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements.

Cash Flows From Financing Activities
------------------------------------

At April 30, 1997, the Company had line-of-credit arrangements with several financial institutions collateralized by various assets which, subject to collateral availability, amounted to an aggregate borrowing availability of $77.3 million. One of these lines (under which $35.0 million was available against which approximately $34.4 million was outstanding as of April 30, 1997) is available for Kable News Company operations. Borrowings under this line-of-credit, which expires August 31, 1998, must be collateralized 125% or more by certain Kable accounts receivable. The line-of-credit agreement limits the payment of dividends by, and loans from, Kable to the Company.

The other borrowings are used principally to support real estate construction in New Mexico and Colorado. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At April 30, 1997, the maximum available totaled $42.3 million for which collateral of $27.5 million was available and against which approximately $27.1 million was drawn. The Company also has borrowed approximately $4.0 million in connection with the acquisition of the land for one of its Colorado projects.

Notes payable outstanding, including lines-of-credit discussed above, were $79.3 million at April 30, 1997, compared to $52.0 million at April 30, 1996, and $56.2 million at April 30, 1995. The increase at April 30, 1997, compared to 1996, results from additional development and expansion activity in Colorado, and the initial development on several sites in New Mexico, as well as additional borrowings under Kable's line-of-credit due to increased accounts receivable balances.

The Company anticipates timely renewing, extending or replacing those loan agreements which become due in fiscal 1998. The Company is also having discussions with other lenders seeking additional working capital, although there are no assurances these discussions will be fruitful.

At April 30, 1997, the Company has reclassified approximately $13.9 million from previously established deferred income taxes to taxes payable. As discussed more fully in Note 10 to the consolidated financial statements, the Company expects that these taxes, which includes interest thereon, will be payable in varying amounts in succeeding years as the result of tax examinations by the IRS which are either in various stages of completion or expected to be undertaken.


Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $86.1 million at April 30, 1997, compared to $71.9 million and $72.5 million at April 30, 1996 and 1995, respectively. The increase at April 30, 1997 is due to the acquisition and initial development of several real estate projects in connection with the Company's expansion into the Colorado market as well as initial development on several new sites in New Mexico. This activity also caused the increase in accounts payable, deposits and accrued expenses at April 30, 1997 compared to prior periods. Receivables increased by approximately $3.9 million at April 30, 1997 compared to the prior year, primarily because of the delayed payments by Kables's wholesalers referred to above.


Cash Flows From Investing Activities
------------------------------------

Capital expenditures decreased in 1997 because the 1996 amounts had included the costs of a new reservoir and water line extensions at the Company's water utility plant at El Dorado, as well as a major renovation at the Kable headquarters building in Illinois. The Company believes that its available funds will be adequate to provide for anticipated capital expenditures.

The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and development and construction loans will be sufficient to maintain liquidity at a satisfactory level.

As discussed in Notes 9 and 10 to the consolidated financial statements, the Company has reached an agreement with the IRS to resolve all outstanding issues resulting from the IR's examination of tax years 1984 through 1989, and has paid all amounts due. In addition, the Company has reclassified a portion of the previously established deferred tax liability, and established an equivalent liability for Taxes Payable (including anticipated interest thereon through the expected date of payment ), in the amount of $13.9 million, which represents a tax treatment for amounts due in the tax years 1990 through 1995 consistent with the matters resolved in 1997. The exact amount of taxes and interest attributable to any given tax year will only be known and payable after the IRS completes its review and computes the amount of the adjustment for such year. The Company believes that with cash on hand, anticipated earnings and bank lines, it will be able to pay the amounts reclassified as Taxes Payable when they become due. For tax years beginning in 1996, the Company's taxes have been calculated in a manner consistent with tax regulations, and the 1997 agreement with the IRS.



Item 8.      Financial Statements and Supplementary Data.
-------      --------------------------------------------

                            [See next page]

                   Report of Independent Public Accountants









To the Shareholders and
 Board of Directors of
 AMREP Corporation:



We have audited the accompanying consolidated balance sheets of AMREP Corporation and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.



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



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.



Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            ARTHUR ANDERSEN
LLP

Albuquerque, New
Mexico June 11, 1997

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
               CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
               -----------------------------------------
                        APRIL 30, 1997 AND 1996
                        -----------------------
                     (Dollar amounts in thousands)



                        ASSETS                            1997          1996
                       -------                         ------------  ----------

CASH AND CASH EQUIVALENTS                              $   16,178    $    7,607

RECEIVABLES, net:
  Real estate operations                                   10,486        11,371
  Magazine circulation operations                          43,015        38,234

REAL ESTATE INVENTORY                                      86,102        71,916

INVESTMENT PROPERTY                                         6,413         8,042

OTHER REAL ESTATE INVESTMENTS                               4,893         8,211

PROPERTY, PLANT AND EQUIPMENT,
  at cost, net of accumulated
  depreciation and amortization                            18,974        16,995

OTHER ASSETS                                               14,059        14,215

EXCESS OF COST OF SUBSIDIARY
  OVER NET ASSETS ACQUIRED                                  5,191         5,205
                                                       ----------    ----------
   TOTAL ASSETS                                        $  205,311    $  181,796
                                                       ==========    ==========



     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
               CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
               -----------------------------------------
                        APRIL 30, 1997 AND 1996
                        -----------------------
            (Dollar amounts in thousands, except par value)


         LIABILITIES AND SHAREHOLDERS' EQUITY             1997          1996
         ------------------------------------          ------------  ----------

ACCOUNTS PAYABLE, DEPOSITS AND
  ACCRUED EXPENSES                                     $   30,081    $   30,713

NOTES PAYABLE:
  Amounts due within one year                              24,833        16,923
  Amounts subsequently due                                 54,462        35,036

TAXES PAYABLE:
  Amounts due within one year                                 512         2,300
  Amounts subsequently due (including interest)            13,923             -

COLLATERALIZED MORTGAGE OBLIGATIONS AND OTHER                 529         2,432

DEFERRED INCOME TAXES                                       5,137        25,840
                                                       ----------    ----------
   TOTAL LIABILITIES                                      129,477       113,244
                                                       ----------    ----------
COMMITMENTS AND CONTINGENCIES  (Note 10)

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value;
   shares authorized--20,000,000;
   shares issued --7,398,677 in 1997 and 1996                 740           740
  Capital contributed in excess of par value               44,928        44,928
  Retained earnings                                        30,346        23,064
  Treasury stock, at cost; 30,027 shares                     (180)         (180)
                                                       ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                              75,834        68,552
                                                       ----------    ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  205,311    $  181,796
                                                       ==========    ==========

     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
            (Amounts in thousands, except per share amounts)

                                                   Year ended April 30,
                                         --------------------------------------
                                             1997          1996         1995
                                         ----------   -----------  ------------
   REVENUES:
     Real estate operations-
      Home and condominium sales          $  68,647     $  89,697    $  88,084
      Land sales                             16,891         8,901       11,734
                                          ---------     ---------    ---------
                                             85,538        98,598       99,818

     Magazine circulation operations         53,827        56,693       46,186
     Interest and other operations            7,024         6,511        6,521
                                          ---------     ---------    ---------
                                            146,389       161,802      152,525
                                          ---------     ---------    ---------
   COSTS AND EXPENSES:
     Real estate cost of sales               70,057        78,891       81,939
     Operating expenses-
      Magazine circulation operations        43,966        45,785       34,257
      Real estate commissions and selling     6,850         6,373        6,492
      Other operations                        6,635         6,376        7,014
     General and administrative-
      Real estate operations and
      corporate                               6,683         9,083        7,621
      Magazine circulation operations         6,428         6,728        5,388
     Interest, net                            4,050         3,925        3,086
                                          ---------     ---------    ---------
                                            144,669       157,161      145,797
                                          ---------     ---------    ---------
   INCOME BEFORE INCOME TAXES                 1,720         4,641        6,728

   BENEFIT (PROVISION) FOR INCOME TAXES       5,562        (1,856)      (2,713)
                                          ---------     ---------    ---------
   NET INCOME                             $   7,282     $   2,785    $   4,015
                                          =========     =========    =========
   NET INCOME PER SHARE                   $    0.99     $    0.38    $    0.55
                                          =========     =========    =========
   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                      7,369         7,384        7,345
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



                                         Capital
                                        Contributed           Treasury
                          Common Stock   In Excess   Retained  Stock
                          Shares Amount of Par Value Earnings at Cost  Total
                          ------ ------ ------------ -------- ------- --------
BALANCE, April 30, 1994   7,298  $ 730  $ 44,435     $ 16,264 $    -  $ 61,429

  Net income                  -      -         -        4,015      -     4,015

  Exercise of stock
   options                   96      9       468            -      -       477
                          -----  -----  --------     -------- ------  --------
BALANCE, April 30, 1995   7,394    739  $ 44,903       20,279      -    65,921

  Net income                  -      -         -        2,785      -     2,785

  Exercise of stock
   options                    5      1        25            -      -        26

  Treasury stock
  purchased                   -      -         -            -   (180)     (180)
                          -----  -----  --------     -------- ------  --------
BALANCE, April 30, 1996   7,399    740    44,928       23,064   (180)   68,552

  Net income                  -      -         -        7,282      -     7,282
                          -----  -----  --------     -------- ------  --------
BALANCE, April 30, 1997   7,399  $ 740  $ 44,928     $ 30,346 $ (180) $ 75,834
                          =====  =====  ========     ======== ======  ========











     The accompanying notes to consolidated financial statements are an integral part of these consolidated sheets.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                         (Amounts in thousands)
                                                   Year ended April 30,
                                           -----------------------------------
                                              1997         1996         1995
                                           ---------   ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   7,282   $   2,785     $   4,015
  Adjustments to reconcile net income
   to net cash (used) provided by
   operating activities-
   Depreciation and amortization               2,743       2,309         1,956
   Changes in assets and liabilities-
     Receivables - net                        (3,896)        250          (188)
     Real estate inventory                   (14,302)        745        (1,362)
     Investment property                       1,629         512          (147)
     Other real estate investments             3,318       3,411         2,552
     Other assets                               (757)       (223)       (1,069)
     Accounts payable, deposits and accrued      168        (978)       (2,199)
       expenses
     Taxes payable                            12,135       1,943           357
     Deferred income taxes                   (20,703)       (680)        2,356
   Gain from exchange of real estate inventory
       for accounts payable                     (579)          -             -
                                            --------   ---------      --------
    Net cash (used) provided by operating
      activities                             (12,962)     10,074         6,233
                                            --------   ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (3,900)     (5,358)       (3,116)
  Proceeds from sale of property, plant and        -         861             -
   equipment
  Payment for Fulfillment Corporation of           -           -        (1,744)
   America - net
  Other - net                                      -           -           600
                                            --------   ---------      --------
      Net cash used by investing activities   (3,900)     (4,497)       (4,260)
                                            --------    ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                66,225       28,226       35,996
  Principal debt payments                    (40,792)     (35,488)     (35,803)
  Proceeds from the sale of stock and exercise
   of stock options                                -           26          477
                                            --------    ---------     --------
      Net cash provided (used) by financing
        activities                            25,433       (7,236)         670
                                            --------    ---------     --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 8,571       (1,659)       2,643

CASH AND CASH EQUIVALENTS, beginning of year   7,607        9,266        6,623
                                           ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year     $  16,178    $   7,607    $   9,266
                                           =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts
    capitalized                            $   3,903   $   3,634     $   3,356
                                           =========   =========     =========
  Income taxes paid                        $   2,673   $     553     $     233
                                           =========   =========     =========
  Purchase of treasury stock resulting
   in a decrease of receivable due from
   seller                                  $       -   $     180     $       -
                                           =========   =========     =========
  Transfer from property, plant and
  equipment to real estate inventor        $     105   $       -     $       -
                                           =========   =========     =========
  Exchange of real estate inventory for
   accounts payable:
   Real estate inventory                   $     221   $       -     $       -
                                           =========   =========     =========
   Accounts payable                        $     800   $       -     $       -
                                           =========   =========     =========

 The accompanying notes to consolidated financial statements are an integral part of these consolidated sheets.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
      -------------------------------------------------------------------

      Principles of consolidation
      ---------------------------

The consolidated financial statements include the accounts of AMREP Corporation ("Company"), an Oklahoma corporation, and its subsidiaries. The Company's principal subsidiaries, which are wholly-owned, are AMREP Southwest, Inc. and Kable News Company, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Land and improvements are stated at the lower of net realizable value or cost (except in certain instances where property is repossessed as discussed above under "Land sales") which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes. These costs are allocated to individual homesites within each section of a community.

Valuation reserves on real estate inventory are determined on a project by project basis.

      Investment property
      -------------------

Investment property represents vacant, undeveloped land not held for development in the normal course of business. Investment property is stated at the lower of net realizable value or cost, except in certain instances where property is repossessed as discussed above under "Land sales".

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

      Consolidated statements of cash flows
      -------------------------------------

Cash equivalents consist of short term, highly liquid investments which have an original maturity of ninety days or less, and that are readily convertible into cash.

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

      Adoption of New Pronouncements
      ------------------------------

In March 1995, the Financial Accounting Standards Board("FASB") issued Statement of Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The provisions of SFAS No. 121 were implemented by the Company in fiscal 1997, and there was no material effect on the Company's financial position or results of operations based on the adoption of this statement.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has adopted the disclosure-only provisions of SFAS No. 123. Stock options granted have been issued at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial in fiscal 1997 and 1996.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for periods ending after December 15, 1997, at which time it will require restatement of prior-period earnings per share calculations. Based upon a preliminary determination, the Company does not anticipate that there will be a material difference between net income per share as presented, and basic earnings per share calculated in accordance with SFAS No. 128.

      Financial statement presentation
      --------------------------------

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2)   RECEIVABLES:
      ------------

Receivables consist of:
                                                April 30,
                                        --------------------------
                                           1997          1996
                                        ------------  ------------
                                               (Thousands)
Real estate operations-
  Mortgage and other receivables        $  10,658     $   9,647
  Allowance for doubtful accounts            (690)         (598)
                                        ---------     ---------
                                            9,968         9,049
  Mortgages securing collateralized
   mortgage obligations (see Note 7)          518         2,322
                                        ------------  ------------

                                        $  10,486     $  11,371
                                        ============  ============
Magazine circulation operations-
  Accounts receivable (maturing within
   one year)                            $  98,579     $  96,174
  Allowances for-
   Estimated returns                      (54,301)      (56,020)
   Doubtful accounts                       (1,263)       (1,920)
                                        ------------  ------------

                                        $  43,015     $  38,234
                                        ============  ============

Mortgage and other receivables bear interest at rates ranging from 7.0% to 12.0% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line-of-credit utilized for the magazine circulation operations (see Note 7).

The Company extends credit to various companies in the real estate and magazine circulation industries which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, to be secured by collateral, and to provide an allowance for doubtful accounts for potential losses. Management does not believe that the Company is exposed to concentrations of credit risk that are likely to have a material impact on the Company's financial position or results of operations.

Maturities of principal on real estate receivables, exclusive of mortgages securing collateralized mortgage obligations, at April 30, 1997 are as follows (in thousands): 1998 - $5,825; 1999 - $1,235; 2000
- $1,241; 2001 - $220; 2002 - $5 and thereafter - $2,132.

(3)  REAL ESTATE INVENTORY:
     ----------------------

Real estate inventory consists of:
                                                        April 30,
                                                  -----------------------
                                                     1997        1996
                                                  -----------  ----------
                                                       (Thousands)
Land and improvements held for sale or
 development, net of valuation allowance of
 $2,459 at April 30, 1997 and $2,580 at April
 30, 1996                                         $  63,025    $  55,839

Homes and Condominiums-
 Land and improvements                                7,930        5,028
 Construction costs                                  15,147       11,049
                                                  -----------  ----------

                                                  $  86,102    $  71,916
                                                  ===========  ==========

Accumulated capitalized interest costs included in real estate inventory at April 30, 1997 and 1996 were $4,872,000 and $3,744,000, respectively. Interest costs capitalized during fiscal 1997, 1996 and 1995 were $2,543,000, $1,980,000 and $1,817,000, respectively.
Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 1997 and 1996 were $4,853,000 and $5,023,000, respectively. Real estate taxes capitalized during fiscal 1997, 1996 and 1995 were $157,000, $166,000 and $133,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $1,741,000, $1,272,000 and $906,000 in fiscal 1997, 1996 and 1995, respectively.

(4)   OTHER REAL ESTATE INVESTMENTS:
      ------------------------------

Investments in rental and other real estate projects consist of the following:

                                                         April 30,
                                                   -----------------------
                                                     1997         1996
                                                   ----------  -----------
                                                        (Thousands)

The Classic limited partnership interest           $   2,353   $   2,353
PERMA (the Freehold Clark Limited Partnership)
  total assets                                         2,540       5,858
                                                   ----------  -----------

                                                   $   4,893   $   8,211
                                                   ==========  ===========

      The Classic
      -----------

A subsidiary of the Company is a 50% limited partner in a 300 unit congregate living facility in West Palm Beach, Florida, which was completed in fiscal 1991. Pursuant to a reorganization agreement finalized in 1994 by which the Company converted its general partner interest in this project to a limited partnership interest, the Company may, at its option, fund cash requirements of the project in order to protect its investment. During fiscal 1995, the Company funded $680,000 of additional cash requirements; no amounts were funded in fiscal 1996 or 1997.

      PERMA (the Freehold Clark Limited Partnership)
      ----------------------------------------------

PERMA Corporation ("PERMA"), a wholly-owned subsidiary of the Company, has a 50% general partnership interest in a real estate project which was formed to develop and market a 380 unit condominium housing project in Freehold, New Jersey. PERMA also has a 75% ownership interest in a related construction company. As a result, the financial statements of these entities are included in the Company's consolidated financial statements.

The investment in the PERMA Project and related project financing are as follows:

                                               April 30,
                                         -----------------------
                                            1997        1996
                                         -----------  ----------
                                              (Thousands)

Land and improvements                    $       9    $   1,773
Homes inventory                              2,198        3,083
                                         -----------  ----------

                                             2,207        4,856

Other-
  Deposits in escrow and collateral             91          247
 accounts
  Other assets                                 242          755
                                         -----------  ----------

     Total investment                    $   2,540    $   5,858
                                         ===========  ==========

Project financing (see Note 7)           $       -    $     223
                                         ===========  ==========

As of April 30, 1997, 358 units have been completed and closed. The final 22 units are currently under construction, of which 7 units are sold but not yet closed.

Accumulated capitalized interest costs included in this project at April 30, 1997 and 1996 were $509,000 and $964,000, respectively.
Interest costs capitalized during fiscal 1997, 1996 and 1995 were $463,000, $442,000 and $863,000, respectively. Previously capitalized interest costs charged to real estate cost of sales were $918,000, $1,211,000 and $1,385,000 in fiscal 1997, 1996 and 1995, respectively.

      Saratoga Square Homes
      ---------------------

During fiscal 1995, a subsidiary of the Company entered into a joint venture arrangement for the development and construction of 42 two-family homes in New York City. During fiscal 1997, 41 of these units were sold and closed, and the Company recognized revenue of $498,000 which is included in Interest and other operations in the accompanying consolidated statements of income. As of April 30, 1997 and 1996, the Company's investment in this project, which is accounted for on the equity method, was not significant.

(5)   PROPERTY, PLANT AND EQUIPMENT:
      ------------------------------

Property, plant and equipment consists of:
                                               April 30,
                                        ------------------------
                                           1997         1996
                                        -----------  -----------
                                              (Thousands)

Land, buildings and improvements        $  11,461    $  10,742
Furniture and fixtures                     11,914        9,578
Utility plant and equipment                 7,506        6,880
Other                                       1,625        1,591
                                        -----------  -----------

                                           32,506       28,791
Accumulated depreciation and
  amortization                            (13,532)     (11,796)
                                        -----------  -----------

                                        $  18,974    $  16,995
                                        ===========  ===========

Depreciation charged to operations amounted to $1,816,000, $1,630,000 and $1,356,000 in fiscal 1997, 1996 and 1995, respectively.

(6)   OTHER ASSETS:
      -------------

Other assets are comprised of:
                                               April 30,
                                        ------------------------
                                           1997         1996
                                        -----------  -----------
                                              (Thousands)

Prepaid expenses and other deferred     $   6,325    $   5,729
charges, net
Purchased magazine distribution
contracts,
  net of accumulated amortization of        2,674        3,102
  $1,605 and $1,177 in 1997 and 1996,
  respectively
Security deposits                           2,480        3,405
Escrow monies and collateral deposits         930          568
Other                                       1,650        1,411
                                        -----------  -----------

                                        $  14,059    $  14,215
                                        ===========  ===========

Amortization related to deferred charges and distribution contracts was $913,000, $679,000 and $600,000 for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

(7)   DEBT FINANCING:
      ---------------

Debt financing consists of:
                                                April 30,
                                          -----------------------
                                            1997         1996
                                          ----------   ----------
                                               (Thousands)
Notes payable -
  Line-of-credit borrowings -
   Real estate operations and other       $  27,146    $  13,846
   Magazine circulation operations           34,377       23,591
  Mortgages and other notes payable          16,258       11,130
  Fixed rate note                               564        2,257
  Utility note payable                          950        1,135
                                          ----------   ----------

                                             79,295       51,959

Collateralized mortgage obligations (see        529        2,209
Note 2)

PERMA Project financing (see Note 4)              -          223
                                          ----------   ----------


                                          $  79,824    $  54,391
                                          ==========   ==========

Maturities of principal on notes payable at April 30, 1997 are as follows (in thousands): 1998 - $24,833; 1999 - $48,132; 2000 - $3,760;
2001 - $1,562; 2002 - $658 and thereafter - $879.

      Line-of-credit borrowings
      -------------------------

The Company has several loan arrangements with various financial institutions to support real estate operations. These loans have a total maximum amount available for borrowings of approximately $42.3 million, for which collateral of $27.5 million was available and against which approximately $27.1 million was drawn as of April 30, 1997. These borrowings, which have maturities ranging from fiscal 1998 through fiscal 2000, bear interest ranging from the prime rate (8.5% at April 30, 1997) plus 1.0% to 2.0% (with a weighted average effective rate of interest of approximately 9.7% at April 30, 1997), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The Company was not in compliance with a performance covenant on one loan at April 30, 1997, for which it has obtained a waiver. The president of one of the Company's subsidiaries, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which $12.3 million of these lines-of-credit were obtained.

At April 30, 1997, the Company had drawn $34.4 million against an additional $35.0 million line-of-credit arrangement which is generally restricted to magazine circulation operations. Borrowings under this line-of-credit agreement bear interest at the prime rate plus .5% or, at the Company's option, at LIBOR plus 2.75%, and are collateralized by accounts receivable arising from magazine circulation operations. This agreement also contains various financial performance and other restrictive covenants which, among other things, limit the payment of dividends, annual capital expenditures and loans from the magazine circulation subsidiary to the Company. The Company was not in compliance with a financial performance covenant at one time in fiscal 1997, and obtained a waiver. Borrowings pursuant to this line-of-credit agreement are due August 31, 1998.

The Company anticipates renewing, extending or replacing certain of these loan agreements as they become due in fiscal 1998. The Company is also having discussions with other lenders seeking additional working capital, although there are no assurances these discussions will be fruitful.

      Mortgages and other notes payable
      ---------------------------------

Mortgages and other notes payable had interest rates ranging from 6.4% to 11.4% at April 30, 1997, and are primarily collateralized by property, plant and equipment and certain land inventory. These borrowings have maturities ranging from fiscal 1998 through fiscal 2011.

      Fixed rate note
      ---------------

The fixed rate note balance as of April 30, 1997 was $564,000. The loan matures on August 1, 1997, and has an interest rate of 7.5%.

      Utility note payable
      --------------------

The Company has a note in the amount of $950,000 at April 30, 1997, maturing November 1, 2001 with monthly installments of principal and interest at 1.5% above the prime rate. This note is collateralized by certain utility plant and equipment and other utility assets.

      Collateralized mortgage obligations
      -----------------------------------

Collateralized mortgage obligations (CMO's), with original principal balances aggregating $13,750,000, were issued in fiscal year 1986 through 1988, through an unrelated financial intermediary. Interest rates range from 7.6% to 12.5% per annum, with stated maturities, assuming no prepayments, from January, 2015 to October, 2017. Actual maturities vary to the extent of principal prepayments on the mortgage loans collateralizing the CMO's. These CMO's are collateralized only by the principal and the accrued interest receivable (see Note 2) of the related mortgage loans.

(8)   BENEFIT PLANS:
      --------------

      Stock option plans
      ------------------

A summary of activity in the Company's 1992 Stock Option Plan, the Non-Employee Directors Option Plan and the 1982 Incentive Stock Option Plan is presented below:

                                       Year Ended April 30,
                               -------------------------------------
                                  1997         1996         1995
                               -----------  -----------  -----------
Common stock options
 outstanding at beginning of
 year                            121,000      225,600      249,325

Granted at $5.13 to $8.88 per
 share                             3,500        3,000       96,500

Options exercised at $4.06 to
 $7.44 per share                       -       (5,000)     (96,025)

Expired or cancelled             (39,000)     (102,600)    (24,200)
                               -----------  -----------  -----------

Common stock options
 outstanding at end of year       85,500      121,000      225,600
                               ===========  ===========  ===========

Available for future grant at
 year end                        272,250      201,750      186,750
                               ===========  ===========  ===========

During fiscal 1993, the shareholders approved the 1992 Stock Option Plan as well as the Non-Employee Directors Option Plan for which 315,000 and 15,000 shares, respectively, were reserved. At April 30, 1997, options to purchase 73,500 shares under the Stock Option Plan and 12,000 shares under the Non-Employee Directors Option Plan were outstanding at exercise prices ranging from $5.13 to $8.88 per share and 238,250 and 34,000 shares were available for future grant, respectively. Outstanding options heretofore granted are exercisable over a two to four year period beginning one year from date of grant. As of April 30, 1997, 80,500 options were exercisable under the Company's stock option plans.

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

      Savings plan
      ------------

The Company has a savings plan to which the Company makes contributions. The plan provides for Company contributions of 16 2/3% of eligible employees' defined contributions up to a maximum of 1% of such employees' compensation. The Company's contributions to the plan amounted to $129,000, $142,000 and $125,000, in fiscal 1997, 1996 and
1995, respectively.

      Retirement plans
      ----------------

The Company has two retirement plans which are non-contributory, defined benefit plans, and which together cover substantially all full-time employees. The plans provide retirement benefits based on length of service and a percentage of qualifying compensation during employment. In fiscal 1997, 1996 and 1995, the Company contributed $1,190,000, $1,077,000 and $952,000, respectively, to the plans.
Assets are invested primarily in United States Treasury obligations, equity and debt securities and money market funds. Net periodic pension cost for fiscal 1997, 1996 and 1995 was comprised of the following components:

                                       Year Ended April 30,
                               --------------------------------------
                                  1997          1996         1995
                               ------------  -----------   ----------
                                             (Thousands)
Service cost - benefits
  earned during the period     $   1,156     $   1,045    $     854
Interest cost on projected
  benefit obligation               1,720         1,593        1,283
Actual return on assets           (1,817)       (2,792)        (962)
Net amortization and deferral       (187)        1,134         (449)
                               ------------  -----------  -----------

Net periodic pension cost      $     872     $     980    $     726
                               ============  ===========  ===========

Assumptions used in the accounting were:

                                         Year Ended April 30,
                               ------------------------------------------
                                   1997          1996           1995
                               -------------  ------------  -------------

Discount rates                     8.00%          8.00%         8.00%
Rates of increase in
compensation                    4.50-5.00%     4.50-5.00%    4.50-5.00%
  levels
Expected long-term rate of
return                          8.00-9.00%     8.00-9.00%    8.00-9.00%
  on assets

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                     April 30,
                                               ----------------------
                                                 1997        1996
                                               ----------  ----------
                                                    (Thousands)
Actuarial present value of benefit
obligations:
   Vested benefit obligation                   $ 18,312    $ 17,043
                                               ==========  ==========

   Accumulated benefit obligation              $ 19,504    $ 18,087
                                               ==========  ==========

   Projected benefit obligation                $ 23,729    $ 21,955
Assets at fair value                             23,283      21,505
                                               ----------  ----------

Excess of projected benefit obligation over        (446)       (450)
assets
Unrecognized net loss                             1,744       1,623
Unrecognized prior service cost benefit             (48)        (50)
Unrecognized net transition liability (asset)        52        (139)
                                               ----------  ----------

Prepaid pension cost                           $  1,302    $    984
                                               ==========  ==========

(9)  INCOME TAXES:

The Company adopted SFAS No. 109, "Accounting for Income Taxes", in fiscal 1994. Adoption of SFAS No. 109 had no impact on the tax liability recorded by the Company as of the date of adoption, pending resolution of various matters then subject to tax examinations in process by the Internal Revenue Service ("IRS").

During fiscal 1997, the Company reached an agreement with the IRS which resolved all outstanding issues resulting from the IRS' audit of the years 1984 through 1989. As a result, the Company has paid an assessment of approximately $200,000 for federal taxes, and anticipates no significant further payments for either state or federal taxes (including interest) for those years. Furthermore, the Company has adjusted Deferred Income Taxes, pursuant to SFAS No. 109, to reflect several items related to the settlement: a reduction in taxes ultimately expected to be payable, a reflection of the reduction in federal income tax rates for deferred taxes established at rates in effect prior to 1987, and the accrual and reclassification to a current payable for the estimated amount of interest expected to be payable on tax deficiencies.

The benefit (provision) for income taxes consists of the following:
                                               Year Ended April 30,
                                       -------------------------------------
                                         1997          1996         1995
                                       ----------   -----------  -----------
                                                    (Thousands)
Current:
  Federal                              $ (13,187)   $ (2,414)    $   (232)
  State and local                         (1,954)       (123)        (125)
                                       ----------   -----------  -----------

                                         (15,141)     (2,537)        (357)
                                       ----------   -----------  -----------
Deferred:
  Federal                                 18,753         582       (2,105)
  State and local                          1,950          99         (363)
  Net change in valuation allowance            -           -          112
                                       ----------   -----------  -----------

                                          20,703         681       (2,356)
                                       ----------   -----------  -----------

Total benefit (provision) for
 income taxes                          $   5,562    $ (1,856)    $ (2,713)
                                       ==========   ===========  ===========

Components of net deferred income tax liability are as follows:
                                                       April 30,
                                               --------------------------
                                                  1997           1996
                                               -----------    -----------
                                                      (Thousands)
Deferred income tax assets-
   Tax loss carryforwards (federal and state)  $   4,061      $   7,264
   Real estate inventory valuation                 1,426          1,446
   Interest payable on tax settlements             2,233              -
   Real estate basis differences                     531         (1,680)
                                               -----------    -----------

   Total deferred income tax assets                8,251          7,030
                                               -----------    -----------

Deferred income tax liabilities-
   Reserve for periodicals and paperbacks           (228)       (19,295)
   Gain on partnership restructuring                (473)          (473)
   Depreciable assets                             (1,513)        (1,010)
   Expenses capitalized for financial
 reporting                                        (2,234)        (2,345)
     purposes, expensed for tax
   Differences related to timing of               (1,819)        (1,494)
 partnership income
   Other                                          (3,998)        (5,130)
                                               -----------    -----------

   Total deferred income tax liability           (10,265)       (29,747)
                                               -----------    -----------

   Valuation allowance for realization of
     state tax loss carryforwards                 (3,123)        (3,123)
                                               -----------    -----------

 Net deferred income tax liability             $  (5,137)     $ (25,840)
                                               ===========    ===========

The following table reconciles taxes computed at the U.S. federal statutory income tax rate to the Company's actual tax benefit (provision):

                                              Year ended April 30,
                                     ---------------------------------------
                                        1997          1996          1995
                                     ------------  -----------   -----------
                                                   (Thousands)
Computed tax provision at
 statutory rate                      $    (585)     $  (1,578)    $ (2,288)
Increase (reduction) in tax
 resulting from:
   State income taxes, net of federal     (117)          (269)        (442)
     income tax effect
  Net reduction in deferred tax
   liability as a result of
    IRS settlement                       6,250              -            -
   Reduction in valuation allowance          -              -          112
   Other                                    14             (9)         (95)
                                     ------------  -----------    ----------

Actual tax benefit (provision)       $   5,562     $   (1,856)    $ (2,713)
                                     ============  ===========    ==========



As discussed in Note 10, the Company has determined the amount of additional taxes that would be due pursuant to IRS examinations for the years 1990 through 1995 in order to achieve a tax treatment consistent with the 1997 agreement with the IRS with respect to the years 1984 through 1989. Accordingly, the Company has reclassified a portion of the deferred tax liability which had been established in prior years with regard to the reserve for periodicals and paperbacks in the amount of $13.9 million, by establishing an equivalent liability for income taxes (including anticipated interest thereon through the expected date of payment) which are expected to be paid at varying times over the next several years.

(10)  COMMITMENTS AND CONTINGENCIES:
      ------------------------------

      Revenue agent review
      --------------------

The IRS is in the process of reviewing the Company's tax returns for the years 1990 through 1994, and in due course is expected to review the 1995 return. While the Company cannot be totally certain of the results of these audits, it has made certain reclassifications between Deferred Income Taxes and Taxes Payable to reflect adjustments similar to those agreed upon with the IRS in reaching agreement on the 1984 through 1989 tax returns with regard to the reserve for periodicals and paperbacks.

      Noncancellable leases
      ---------------------

The Company is obligated under long-term noncancellable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for fiscal 1997, 1996 and 1995 was approximately $5,215,000, $5,195,000 and
$3,737,000, respectively.

The approximate minimum rental commitments for years subsequent to April 30, 1997, are as follows (in thousands): 1998 - $3,836; 1999 - $3,199; 2000 - $2,093; 2001 - $1,709; 2002 - $1,236; thereafter -
$1,717; and the total future minimum rental payments - $13,790.

      Rio Rancho lot exchanges
      ------------------------

In connection with homesite sales at Rio Rancho, New Mexico, made prior to 1977, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by such utilities for a lot of the purchaser, without cost to the purchaser. The Company does not incur significant costs related to the exchange of lots.

(11)  LITIGATION:
      -----------

The Company and/or its subsidiaries are involved in various claims and legal actions incident to their operations, which in the opinion of management, based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS:
      ------------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose the estimated fair value of its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which the fair value differs from the carrying value.

      Mortgage receivables
      --------------------

The fair value of the Company's long-term fixed-rate mortgage receivables is estimated to be $5.7 million versus a carrying amount of $6.3 million as of April 30, 1997, and $6.0 million which equals the carrying amount as of April 30, 1996; based on the discounted value of future cash flows using the current rates at which similar loans would be made.

      Notes payable
      -------------

The fair value of the Company's long-term fixed-rate notes payable is estimated to be $8.0 million versus a carrying amount of $8.1 million as of April 30, 1997 and $9.7 million versus a carrying amount of $9.8 million as of April 30, 1996, based on the discounted value of future cash flows using the current rates at which the Company believes it could obtain similar financing.

(13)  INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
      -------------------------------------------------------
      INDUSTRY SEGMENTS:
      ------------------

The Company operates principally in two industries, real estate and magazine circulation operations. Real estate operations involve the construction and sale of single-family homes, condominiums and other projects, as well as the subdivision of large tracts of land for sale to individuals, builders and others. Magazine circulation operations involve national and international distribution of periodicals and paperback books, and subscription fulfillment and related activities on behalf of various client publishers. Total revenue by industry includes revenues from unaffiliated customers as reported in the accompanying consolidated statements of income. Operating income represents total revenue less operating expenses.

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

The following schedules set forth summarized data relative to the industry segments:

                                      Magazine
                      Real Estate   Circulation   Other
                      Operations    Operations   Operations   Corporate   Eliminations   Consolidated

1997 (Thousands):
  Net revenues
   from unaffiliated
   customers          $  91,250      $  54,152   $     987     $       -   $       -      $ 146,389
  Intersegment
   revenues                   -              -          72             -         (72)             -
                      ---------      ---------   ---------     ---------   ---------      ---------
   Total revenue      $  91,250      $  54,152   $   1,059     $       -   $     (72)     $ 146,389
                      =========      =========   =========     =========   =========      =========
  Operating
   income             $   4,548      $   3,758   $     133     $       -   $     (72)     $   8,367
                      =========      =========   =========     =========   =========
  Corporate
   expenses                                                                                  (2,597)
  Interest                                                                                   (4,050)
                                                                                          ---------
     Income
      before
      provision
      for income taxes                                                                    $   1,720
                                                                                          =========
  Identifiable
   assets at
   April 30,
   1997             $ 132,544       $  71,384   $     172     $   1,211    $       -      $ 205,311
                    =========       =========   =========     =========    =========      =========

  Identifiable
   depreciation    $      741       $   1,045   $       3     $      27    $       -      $   1,816
                   ==========       =========   =========     =========    =========      =========

  Identifiable
   capital
   expenditures    $   1,730        $   2,170   $       -     $       -    $       -      $   3,900
                   =========        =========   =========     =========    =========      =========


1996 (Thousands):
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
                 =========         =========   =========      =========    =========     =========



                                 Magazine
                 Real Estate     Circulation   Other
                 Operations      Operations    Operations    Corporate     Eliminations  Consolidated



1995 (Thousands):
  Net revenues
   from unaffiliated
   customers     $ 105,060       $  46,595     $     870     $       -    $       -      $ 152,525
  Intersegment
   revenues              -               -            72             -          (72)             -
                 ---------       ---------     ---------     ---------    ---------      ---------
   Total revenue $ 105,060       $  46,595     $     942     $       -    $     (72)     $ 152,525
                 =========       =========     =========     =========    =========      =========
   Operating
   income        $   6,199       $   6,951     $     140     $       -    $     (72)     $  13,218
                 =========       =========     =========     =========    =========
  Corporate
   expenses                                                                                 (3,404)
  Interest                                                                                  (3,086)
                                                                                         ---------
     Income
      before
      provisionfor
      income taxes                                                                      $    6,728
                                                                                        ==========
  Identifiable
   assets at
   April 30,
   1995         $ 122,654       $  60,957     $     551     $    1,980    $      -      $  186,142
                =========       =========     =========     ==========    ========      ==========
  Identifiable
   depreciation $     679       $     654     $       2     $       21    $      -      $    1,356
                =========       =========     =========     ==========    ========      ==========
  Identifiable
   capital
   expenditures $     814       $   2,150     $      29     $      123    $      -      $    3,116
                =========       =========     =========     ==========    ========      ==========


Selected Quarterly Financial Data (Unaudited)

                            (In thousands of dollars, except per share
                                             amounts)
                                          Quarter Ended
                           ---------------------------------------------
                            July 31,  October 31,  January 31,  April 30,
                              1996      1996         1997        1997
                           ---------  ----------- ---------   ----------
Revenues                   $  34,408  $  33,230   $ 36,761   $  41,990

Gross Profit                   6,246      6,305      6,703       6,477

Net Income (A)             $     403  $     262  $     267   $   6,350
                           =========  =========  =========   =========
Net Income Per Share (A)   $    0.05  $    0.04  $    0.04   $    0.86
                           =========  =========  =========   =========
                                          Quarter Ended
                          ---------------------------------------------
                            July 31,  October 31,  January 31,  April 30,
                              1996      1996         1997        1997
                           ---------  ----------- ---------   ----------

Revenues                   $  40,922  $  42,410  $  37,944   $  40,526

Gross Profit                   7,639      8,733      7,382       6,996

Net Income                 $     781  $   1,279  $     494   $     231
                           =========  =========  =========   =========
Net Income Per Share       $    0.11  $    0.17  $    0.07   $    0.03
                           =========  =========  =========   =========

(A) The quarter ended April 30, 1997 reflects an adjustment to Deferred Income Taxes for settlement of 1984 through 1989 tax examinations (see Note 9).

Item 9.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
           Accounting and Financial Disclosure.
           ------------------------------------

                   Not Applicable.


                                PART III
                                --------

                   The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Voting Securities", "Security Ownership of Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".


                                 PART IV
                                 -------

Item 14.           Exhibits, Financial Statement Schedules,
-------            ----------------------------------------
                      and Reports on Form 8-K.
                      ------------------------

(a) 1. The following financial statements and supplementary financial information are filed as part of this report:

             AMREP Corporation and Subsidiaries:

                Report of Independent Public Accountants - Arthur Andersen LLP

                Consolidated Balance Sheets - April 30, 1997 and 1996

                Consolidated Statements of Operations for the Three Years Ended
                    April 30, 1997

                Consolidated Statements of Shareholders'Equity for the Three
                    Years Ended April 30, 1997

                Consolidated Statements of Cash Flows for the Three Years
                    Ended April 30, 1997

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

(b)          During the quarter ended April 30, 1997,
Registrant filed no Current Report on Form 8-K.

                               SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               AMREP CORPORATION
                                                  (Registrant)

Dated:  July 25, 1997                          By /s/Mohan Vachani
                                               -------------------
                                                 Mohan Vachani
                                                 Senior Vice President

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Mohan Vachani                               /s/Daniel Friedman
----------------                               ------------------
  Mohan Vachani                                  DanielFriedman
  Director, Senior Vice President,               Director
  Principal Financial Officer and              Dated:  July 25, 1997
  Principal Accounting Officer *
Dated:  July 25, 1997

/s/Jerome Belson                               /s/Nicholas G. Karabots
----------------                               -----------------------
  Jerome Belson                                  Nicholas G.Karabots
  Director                                       Director
Dated:  July 25, 1997                          Dated:  July 25, 1997

/s/Edward B. Cloues, II                        /s/Albert V. Russo
-----------------------                        -------------------
  Edward B. Cloues, II                           Albert V. Russo
  Director                                       Director
Dated:  July 25, 1997                          Dated:  July 25, 1997


                                               /s/Samuel N. Seidman
--------------------                           --------------------
  David N. Dinkins                               Samuel N.Seidman
  Director                                       Director
Dated:                                         Dated:  July 25, 1997

/s/Harvey I. Freeman                           /s/James Wall
--------------------                           -------------
 Harvey I. Freeman                              James Wall
 Director                                       Director
Dated:  July 25, 1997                          Dated:  July 25, 1997




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

                                      Additions
                                 ---------------------

                                  Charges
                     Balance at (Credits)to  Charged                 Balance at
                      Beginning  Costs and   to Other                   End
                     of Period   Expenses   Accounts    Deductions   of Period
                    ----------  ---------   --------    ----------   ---------
    Description
    -----------

FOR THE YEAR ENDED
  APRIL 30, 1997:
   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet)$       598 $     135  $       -    $       43   $      690
                   ----------- ---------  ---------    ----------   ----------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet)$    57,940 $  (1,252) $       -    $     1,124  $   55,564
                   ----------- ---------  ---------    -----------  ----------
   Real estate
   valuation
   allowance       $     2,580 $       -  $       -    $      121   $    2,459
                   ----------- ---------  ---------    ----------   ----------
FOR THE YEAR ENDED
  APRIL 30, 1996:
   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet)$       608 $      24  $       -    $     34(A)  $      598
                   ----------- ---------  ---------    --------     ----------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet)$    56,971 $   1,365  $       -    $    396(A)  $   57,940
                   ----------- ---------  ---------    --------     ----------
   Real estate
   valuation
   allowance       $     2,580 $       -  $       -    $      -     $    2,580
                   ----------- ---------  ---------    --------     ----------

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 2 of 2)
     -------------------------------------------------------------
                              (Thousands)

                                      Additions
                                    Charges
                     Balance at (Credits)to  Charged                 Balance at
                      Beginning  Costs and   to Other                   End
                     of Period   Expenses   Accounts    Deductions   of Period
                    ----------  ---------   --------    ----------   ---------

FOR THE YEAR ENDED
APRIL 30, 1995:

   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet) $       693 $       2  $       -  $     87(A)  $      608
                    ----------- ---------  ---------  --------     ----------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet) $    54,355 $   2,984  $       -  $    368(A)  $   56,971
                    ----------- ---------  ---------  --------     ----------
   Real estate
   valuation
   allowance        $     2,580 $       -  $       -  $      -     $    2,580
                    ----------- ---------  ---------  --------     ----------

       NOTE:  (A) Uncollectible accounts written off.
              (B) Allowances utilized to reduce inventory valuation.

                                        EXHIBIT INDEX
                                        -------------



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


                      (3)(a)(i)  Articles of Incorporation,
                                 as amended - Incorporated by
                                 reference to Exhibit
                                 (3)(i)(a) to Registrant's
                                 Annual Report on Form 10-K
                                 of for the fiscal year ended
                                 April 30, 1993.


                      (3)(a)(ii) Certificate of Merger -
                                 Incorporated by reference to
                                 Exhibit (3)(i)(b) to
                                 Registrant's Annual Report
                                 on Form 10-K for the fiscal
                                 year ended April 30, 1993.


                      (3)(b)     By-Laws as restated January
                                 18, 1996 - Incorporated by
                                 reference to Exhibit 3(b) to
                                 Registrant's Current Report
                                 on Form 8-K dated January
                                 31, 1996.


                      (4)(a)     Amended and Restated Loan
                                 Agreement between American
                                 National Bank and Trust
                                 Company of Chicago and Kable
                                 News Company, Inc. dated as
                                 of October 6, 1995 -
                                 Incorporated by reference to
                                 Exhibit 4 to Registrant's
                                 Quarterly Report on Form
                                 10-Q for the quarter ended
                                 October 31, 1995.


                      (4)(b)     Amendment No. 1, dated
                                 September 26, 1996, to the
                                 Amended and Restated Loan
                                 Agreement, between American
                                 National Bank and Trust
                                 Company of Chicago, and
                                 Kable News Company, Inc. -
                                 Incorporated by reference to
                                 Exhibit 4 to Registrant's
                                 Quarterly Report on Form
                                 10-Q for the quarter ended
                                 October 31, 1996.

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


                      (10)(b)    Employment Agreement dated
                                 as of October 1, 1993
                                 between Registrant and
                                 Daniel Friedman, Senior Vice
                                 President of Registrant -
                                 Incorporated by reference to
                                 Exhibit 10(b) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended January 31,
                                 1994.*


                      (10)(c)    Letter Agreement dated May
                                 23, 1995 amending the
                                 Employment Agreement between
                                 Registrant and Daniel
                                 Friedman, Senior Vice
                                 President of Registrant -
                                 Incorporated by reference to
                                 Exhibit 10(a) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended July 31, 1995.*


                      (10)(d)    Employment Agreement dated
                                 as of October 1, 1993
                                 between Registrant and James
                                 Wall, Senior Vice President
                                 of Registrant - Incorporated
                                 by reference to Exhibit
                                 10(c) to Registrant's
                                 Quarterly Report on Form
                                 10-Q for the quarter ended
                                 January 31, 1994.*


                      (10)(e)    Letter Agreement dated May
                                 23, 1993 amending the
                                 Employment Agreement between
                                 Registrant and James Wall,
                                 Senior Vice President of
                                 Registrant - Incorporated by
                                 reference to Exhibit 10(d)
                                 to Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended July 31, 1995.*


                      (10)(f)    Employment Agreement dated
                                 as of October 1, 1993
                                 between Registrant and Mohan
                                 Vachani, Senior Vice
                                 President - Chief Financial
                                 Officer of Registrant -
                                 Incorporated by reference to
                                 Exhibit 10(e) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended January 31,
                                 1994.*


      ___________________________

      * Management contract or compensatory plan or arrangement in which directors or officers participate.

                      (10)(g)    Letter Agreement dated May
                                 23, 1995 amending the
                                 Employment Agreement between
                                 Registrant and Mohan
                                 Vachani, Senior Vice
                                 President - Chief Financial
                                 Officer of Registrant -
                                 Incorporated by reference to
                                 Exhibit 10(c) to
                                 Registrant's Quarterly
                                 Report on Form 10-Q for the
                                 quarter ended July 31, 1995.*


                      (10)(h)    1992 Stock Option Plan,
                                 filed herewith.*


                      (10)(i)    Non-Employee Directors
                                 Option Plan, as amended,
                                 filed herewith.*


                      (10)(j)    Bonus Plan for Executives
                                 and Key Employees of
                                 Registrant -  Incorporated
                                 by reference to Exhibit
                                 10(l) to Registrant's Annual
                                 Report on Form 10-K for the
                                 fiscal year ended April 30,
                                 1994.*


                      (21)       Subsidiaries of Registrant,
                                 filed herewith.


                      (23)       Consent of Arthur Andersen
                                 LLP, filed herewith.


                      (27)       Financial Data Schedule















      ___________________________

      * Management contract or compensatory plan or arrangement in which directors or officers participate.