Form 10-Q
period 1997-07-31
AMREP CORP
filed 1997-09-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                July 31, 1997
                                ----------------------------------------------

                                             OR

      [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to  _____________________

                             Commission File Number    1-4702
                                                    -----------


                               AMREP Corporation
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


      Oklahoma                                           59-0936128
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York               10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code       (212) 705-4700
                                                   ----------------------------

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 12, 1997 - 7,368,650.

                                   FORM 10-Q
                     AMREP CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----


PART I                                                             PAGE NO.
------                                                             --------

Consolidated Financial Statements:

      Balance Sheets
         July 31, 1997 (Unaudited) and
         April 30, 1997 (Audited)                                       1

      Statements of Operations and Retained Earnings (Unaudited)
         Three Months Ended July 31, 1997 and 1996                      2

      Statements of Cash Flows (Unaudited)
         Three Months Ended July 31, 1997 and 1996                      3

      Notes to Consolidated Financial Statements                        4

Management's Discussion and Analysis                                   5-6



PART II
-------

Other Information                                                       7

Signatures                                                              8

Exhibit Index                                                           9

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets
                              July 31, 1997 and April 30, 1997
                     (Thousands, except par value and number of shares)

                                               July 31,        April 30,
                                                 1997            1997
                                              ----------    -------------
                                              (Unaudited)      (Audited)
ASSETS
------

Cash and cash equivalents                     $    9,282     $     16,178
Receivables, net:
   Real estate operations                          9,926           10,486
   Magazine circulation operations                54,374           43,015
Real estate inventory                             85,776           86,102
Other real estate investments                      4,019            4,893
Investment property                                5,804            6,413
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $14,026 at July 31, 1997       19,050           18,974
   and $13,532 at April 30, 1997
Other assets                                      14,471           14,059
Excess of cost of subsidiary over net assets
  acquired                                         5,191            5,191
                                              ----------     ------------
                                              $  207,893     $    205,311
                                              ==========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable, deposits and accrued
  expenses                                    $   34,289     $     30,081
Notes payable:
   Amounts due within one year                    23,369           24,833
   Amounts subsequently due                       54,124           54,462
Taxes payable:
   Amounts due within one year                       186              512
   Amounts subsequently due                       13,923           13,923
Collateralized mortgage obligations                  526              529
Deferred income taxes                              5,137            5,137
                                              ----------     ------------
                                                 131,554          129,477
                                              ----------     ------------

Shareholders' equity:
   Common stock, $.10 par value;
     shares authorized -- 20,000,000 shares
     issued and outstanding -- 7,398,677 at
     July 31, 1997 and April 30, 1997                740              740
Capital contributed in excess of par value        44,928           44,928
Retained earnings                                 30,851           30,346
Treasury stock, at cost; 30,027 shares              (180)            (180)
                                              ----------     ------------
                                                  76,339           75,834
                                              ----------     ------------
                                              $  207,893     $    205,311
                                              ==========     ============

                  See notes to consolidated financial statements.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Operations and Retained Earnings (Unaudited)
                         Three Months Ended July 31, 1997 and 1996
                           (Thousands, except per share amounts)

                                                1997             1996
                                           -------------     -----------
REVENUES
--------

Real estate operations:
   Home and condominium sales              $      18,869     $    17,053
   Land sales                                      4,306           3,075
                                           -------------     -----------
                                                  23,175          20,128

Magazine circulation operations                   13,006          12,478
Interest and other operations                      1,614           1,802
                                           -------------     -----------
                                                  37,795          34,408
                                           -------------     -----------

COST AND EXPENSES
-----------------

Real estate cost of sales                         18,563          15,489
Operating expenses:
   Magazine circulation operations                10,587          10,722
   Real estate commissions and selling             1,728           1,398
   Other operations                                1,559           1,809
General and administrative:
   Real estate operations and corporate            1,792           1,909
   Magazine circulation operations                 1,569           1,599
Interest, net                                      1,156             810
                                           -------------     -----------
                                                  36,954          33,736
                                           -------------     -----------
      Income before income taxes                     841             672

PROVISION FOR INCOME TAXES                           336             269
                                           -------------     -----------
NET INCOME                                           505             403

RETAINED EARNINGS, beginning of period            30,346          23,064
                                           -------------     -----------
RETAINED EARNINGS, end of period           $      30,851     $    23,467
                                           =============     ===========
NET INCOME PER SHARE                       $        0.07     $      0.05
                                           =============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      7,369           7,369
                                           =============     ===========


                See notes to consolidated financial statements.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows (Unaudited)
                         Three Months Ended July 31, 1997 and 1996
                                        (Thousands)
                                                           1997         1996
                                                       ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $      505    $    403
Adjustments to reconcile net income to net cash
   provided by operating activities -
    Depreciation and amortization                             825         572
    Changes in assets and liabilities -
      Receivables                                         (10,799)     (3,236)
      Real estate inventory                                   326      (3,107)
      Other real estate projects                              874       1,008
      Investment property                                     609         462
      Other assets                                           (738)       (627)
      Accounts payable, deposits and accrued expenses       4,208        (114)
      Taxes payable                                          (326)      1,303)
                                                       ----------    --------
         Total adjustments                                 (5,021)     (6,345)
                                                       ----------    --------
         Net cash used by operating activities             (4,516)     (5,942)
                                                       ----------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (575)       (466)
                                                       ----------    --------
         Net cash used by investing activities               (575)       (466)
                                                       ----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                           13,390      15,735
    Principal debt payments                               (15,195)     (9,106)
                                                       ----------    --------
         Net cash  (used) provided by financing
           activities                                      (1,805)      6,629
                                                       ----------    --------
Increase (decrease) in cash and cash equivalents           (6,896)        221

CASH AND CASH EQUIVALENTS,
   beginning of period
                                                           16,178       7,607
                                                       ----------    --------
CASH AND CASH EQUIVALENTS,
   end of period                                       $    9,282    $  7,828
                                                       ==========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized          $    1,118    $    961
                                                       ==========    ========
   Income taxes paid                                   $      654    $  1,264
                                                       ==========    ========


                    See notes to consolidated financial statements.

                                      FORM 10-Q
                          AMREP CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
                      Three Months Ended July 31, 1997 and 1996







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




Note 2:
-------

      Certain amounts in the July 31, 1996 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the presentation used at July 31, 1997.

                                      FORM 10-Q
                         AMREP CORPORATION AND SUBSIDIARIES
                       Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Page 1 of 2)
                                    July 31, 1997



RESULTS OF OPERATIONS
---------------------

Total revenues for the first quarter of fiscal 1998 increased approximately 10% from the same period last year, reflecting increased revenues from both real estate operations and magazine circulation operations. Revenues from housing sales increased approximately 11%, resulting primarily from an increase in the number of homes delivered from 143 to 163 as a result of projects opened in the second half of fiscal 1997. The average selling price of homes closed decreased slightly from $119,300 in 1997 to $115,800 in 1998. The gross margin on housing sales also declined slightly from 16% to 14%, which reflected that a higher proportion the of homes sold in New Mexico this quarter were from a new development with smaller, less expensive homes as well as the fact that, particularly in New Mexico, there were cost increases without a commensurate increase in selling prices. Revenues and related gross profit from land sales increased due to an increase in the level of commercial and industrial lot sales, which can vary from year to year as a result of the nature and timing of specific transactions. Thus, prior and current results are not an indication of amounts that may be expected to occur in future periods. As a result of all these factors, gross profit from combined housing and land sales was comparable in both years.

Revenues from magazine circulation operations increased approximately 4% in the first quarter this year as compared to the same period last year due to an increase in the Fulfillment Services division. Revenues from Fulfillment Services increased approximately 7% due primarily to revenues resulting from a new contract with a major publisher obtained during the second quarter of fiscal 1997. Revenues from Newsstand Distribution Services were comparable to those of the prior year. As previously disclosed, a major realignment of industry relationships in the distribution of magazines developed during 1996 which has led to a substantial reduction in the number of wholesalers and adversely impacted Kable's sales and profits and which, in some cases, has allowed wholesalers to delay payments to Kable. Magazine circulation operating expenses for both divisions were generally comparable in both periods. As a result of these factors, operating income from magazine circulation operations increased by approximately $700,000 in the first quarter this year as compared to last year.

Real Estate commissions and selling expenses increased by 24%, primarily as the result of additional marketing costs associated with the number of projects open for sale compared to last year, and to increased commissions associated with the higher number of housing sales.

                                      FORM 10-Q
                         AMREP CORPORATION AND SUBSIDIARIES
                       Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Page 2 of 2)
                                    July 31, 1997




Interest expense increased in both real estate and magazine operations in the first quarter this year due to higher average borrowings and interest rates, since a large portion of the Company's borrowings are related to the prime rate, partially offset by an increase in the amount of capitalized real estate interest.


FINANCIAL CONDITION
-------------------

Receivables from magazine circulation operations increased from $43.0 million at April 30, 1997 to $54.4 million at July 31, 1997, resulting partially from the timing of monthly billings as well as from delays in payments experienced by Kable from wholesalers that the Company believes is partially a result of the industry consolidation issue as discussed above. As a result, cash decreased by $6.9 million and accounts payable increased by approximately $4.2 million at July 31, 1997 compared to April 30, 1997. At July 31, 1997, total borrowings amounted to $77.5 million compared to $79.3 million at April 30, 1997.

                                     FORM 10-Q
                        AMREP CORPORATION AND SUBSIDIARIES

                                     PART II

                                 Other Information
                                 -----------------








      Item 6.           Exhibits and Reports on Form 8-K
      -------           ---------------------------------

                  (a)   Exhibits:

                        27.   Financial Data Schedule

                  (b)   Reports on Form 8-K

                        No reports on Form 8-K were filed by the Registrant during the quarter ended July 31, 1997.

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




                                          AMREP Corporation
                                                  (Registrant)



       Dated:     September 12, 1997            By: /s/ Mohan Vachani
                                                   --------------------
                                                   Mohan Vachani
                                                   Senior Vice President,
                                                   Chief Financial Officer



       Dated:     September 12, 1997            By: /s/ Peter M. Pizza
                                                   ---------------------
                                                   Peter M. Pizza
                                                   Controller

                                      FORM 10-Q
                         AMREP CORPORATION AND SUBSIDIARIES

                                    EXHIBIT INDEX
                                    -------------







        27        Financial Data Schedule