Form 10-Q
period 1997-10-31
AMREP CORP
filed 1997-12-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ______________October 31, 1997__________________

                                           OR

      [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to  _____________________

                           Commission File Number ___1-4702__


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


Registrant's telephone number, including area code _______(212) 705-4700_______

Indicate by check mark whether the Registrant (1) has filed all reports required to befiled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

                            Yes _____X______ No ___________

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 12, 1997 - 7,368,650.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES

                                         INDEX




PART I                                                             PAGE NO.
------                                                             --------

Consolidated Financial Statements:

      Balance Sheets
         October 31, 1997 (Unaudited) and
         April 30, 1997 (Audited)                                       1

      Statements of Income and Retained Earnings (Unaudited)
         Three Months Ended October 31, 1997 and 1996                   2

      Statements of Income and Retained Earnings (Unaudited)
         Six Months Ended October 31, 1997 and 1996                     3

      Statements of Cash Flows (Unaudited)
         Six Months Ended October 31, 1997 and 1996                     4

      Notes to Consolidated Financial Statements                        5

Management's Discussion and Analysis                                  6 - 7



PART II

Other Information                                                       8

Signatures                                                              9

Exhibit Index                                                           10

                             FORM 10-Q
                 AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                October 31, 1997 and April 30, 1997
          (Dollar amounts in thousands, except par value)

                                            October 31, 1997    April 30, 1997
                                            -----------------   ---------------
                                               (Unaudited)         (Audited)
ASSETS

Cash and cash equivalents                   $          3,714    $       16,178
Receivables, net:
   Real estate operations                              9,103            10,486
   Magazine circulation operations                    62,229            43,015
Real estate inventory                                 96,499            86,102
Other real estate investments                          3,367             4,893
Investment property                                    5,371             6,413
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $14,394 at October 31,
  1997 and $13,532 at April 30, 1997                  19,541            18,974
Other assets                                          15,604            14,059
Excess of cost of subsidiaries over net
assets acquired                                        6,258             5,191
                                               -------------       -----------
                                            $        221,686    $      205,311
                                               =============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, deposits and accrued      $         42,525    $       30,081
expenses
Notes payable:
   Amounts due within one year                        29,943            24,833
   Amounts subsequently due                           49,427            54,991
Taxes payable:
   Amounts due within one year                         1,853               512
   Amounts subsequently due                           13,923            13,923
Deferred income taxes                                  5,137             5,137
                                                ------------       -----------
                                                     142,808           129,477
                                                ------------       -----------
Shareholders' equity:
   Common stock, $.10 par value;
     shares authorized -- 20,000,000;
     shares issued -- 7,398,677 at October
      31, 1997  and  April 30, 1997                      740               740
Capital contributed in excess of par value            44,928            44,928
Retained earnings                                     33,390            30,346
Treasury stock, at cost; 30,027 shares                  (180)             (180)
                                                ------------       -----------
                                                      78,878            75,834
                                                ------------       -----------
                                            $        221,686    $      205,311
                                                ============       ===========

                 See notes to consolidated financial statements.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Income and Retained Earnings (Unaudited)
                      Three Months Ended October 31, 1997 and 1996
                    (Amounts in thousands, except per share amounts)

                                                1997             1996
                                           -------------     -----------
REVENUES

Real estate operations:
   Home and condominium sales              $      19,499     $    13,272
   Land sales                                      7,123           3,838
                                             -----------       ---------
                                                  26,622          17,110

Magazine circulation operations                   15,188          14,610
Interest and other operations                      1,730           1,510
                                             -----------       ---------
                                                  43,540          33,230
                                             -----------       ---------
COSTS AND EXPENSES

Real estate cost of sales                         19,850          13,783
Operating expenses:
   Magazine circulation operations                11,309          11,337
   Real estate commissions and selling             1,871           1,673
   Other operations                                1,536           1,642
General and administrative:
   Real estate operations and corporate            1,963           1,861
   Magazine circulation operations                 1,622           1,481
Interest, net                                      1,157           1,017
                                             -----------       ---------
                                                  39,308          32,794
                                             -----------       ---------
INCOME BEFORE INCOME TAXES                         4,232             436

PROVISION FOR INCOME TAXES                         1,693             174
                                             -----------       ---------
NET INCOME                                         2,539             262

RETAINED EARNINGS, beginning of period            30,851          23,467
                                             -----------       ---------
RETAINED EARNINGS, end of period           $      33,390     $    23,729
                                             ===========       =========
NET INCOME PER SHARE                       $        0.34     $      0.04
                                             ===========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        7,369           7,369
                                             ===========       =========

                 See notes to consolidated financial statements.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Income and Retained Earnings (Unaudited)
                       Six Months Ended October 31, 1997 and 1996
                    (Amounts in thousands, except per share amounts)

                                                1997             1996
                                             -----------       ---------
REVENUES

Real estate operations:
   Home and condominium sales              $      38,368     $    30,325
   Land sales                                     11,429           6,913
                                             -----------       ---------
                                                  49,797          37,238

Magazine circulation operations                   28,194          27,088
Interest and other operations                      3,344           3,312
                                             -----------       ---------
                                                  81,335          67,638
                                             -----------       ---------
COSTS AND EXPENSES

Real estate cost of sales                         38,413          29,272
Operating expenses:
   Magazine circulation operations                21,896          22,059
   Real estate commissions and selling             3,599           3,071
   Other operations                                3,095           3,451
General and administrative:
   Real estate operations and corporate            3,755           3,770
   Magazine circulation operations                 3,191           3,080
Interest, net                                      2,313           1,827
                                             -----------       ---------
                                                  76,262          66,530
                                             -----------       ---------
INCOME BEFORE INCOME TAXES                         5,073           1,108

PROVISION FOR INCOME TAXES                         2,029             443
                                             -----------       ---------
NET INCOME                                         3,044             665

RETAINED EARNINGS, beginning of period            30,346          23,064
                                             -----------       ---------
RETAINED EARNINGS, end of period           $      33,390     $    23,729
                                             ===========       =========
NET INCOME PER SHARE                       $        0.41     $      0.09
                                             ===========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        7,369           7,369
                                             ===========       =========


              See notes to consolidated financial statements.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Unaudited) (Page 1 of 2)
                       Six Months Ended October 31, 1997 and 1996
                                 (Amounts in thousands)

                                                           1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:                   ---------    ---------
Net Income                                              $   3,044    $     665
                                                        ---------    ---------
Adjustments to reconcile net income to net cash used
   by operating activities -
    Depreciation and amortization                           1,686        1,239
    Changes in assets and liabilities, net of effects
       from purchase of assets of business:
      Receivables, net                                    (17,793)      (7,226)
      Real estate inventory                                (2,298)     (12,139)
      Other real estate investments                         1,526        1,524
      Investment property                                   1,042          768
      Other assets                                           (842)      (2,190)
      Accounts payable, deposits and accrued expenses      12,092        2,001
      Taxes payable                                         1,341       (1,505)
                                                        ---------    ---------
         Total adjustments                                 (3,246)     (17,528)
                                                        ---------    ---------
         Net cash used by operating activities               (202)     (16,863)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (1,598)        (793)
    Purchase of assets of business, net of cash
     acquired                                              (2,202)           -
                                                        ---------    ---------
         Net cash used by investing activities             (3,800)        (793)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                           17,948       35,670
    Principal debt payments                               (26,410)     (19,959)
                                                        ---------    ---------
         Net cash provided (used) by financing
          activities                                       (8,462)      15,711
                                                        ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                     (12,464)      (1,945)
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, beginning of period             16,178        7,607
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                $   3,714    $   5,662
                                                        =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized           $   2,237    $   1,683
                                                        =========    =========
   Income taxes paid                                    $     688    $   1,543
                                                        =========    =========



          See notes to consolidated financial statements.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements (Unaudited)
                       Six Months Ended October 31, 1997 and 1996







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




Note 2:
------
      Certain amounts as previously reported in the April 30, 1997 Balance Sheet and October 31, 1996 Statements of Income and Statements of Cash Flows have been reclassified to conform to the presentation used at October 31, 1997.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                        Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Page 1 of 2)
                                    October 31, 1997


RESULTS OF OPERATIONS
---------------------

Total revenues for the three and six month periods ended October 31, 1997 increased 31% and 20%, respectively, from the similar periods last year, reflecting higher revenues from both real estate and magazine circulation operations.

Revenues from real estate operations increased 56% and 34% during the three and six month periods ended October 31, 1997, respectively, compared to the prior year, resulting from increases in both home and condominium and land sales. Revenues from home and condominium sales increased 47% and 27% in the three and six month periods, respectively, resulting from an increase in total unit deliveries from 106 to 169 in the second quarter and from 249 to 332 in the six month period as compared to the similar periods last year, which increase is due in part to the number and timing of projects open and available for sale in the current year as compared to the prior year. Last year's results had been adversely impacted from delays in receiving certain governmental or utility company approvals. The increase in housing revenues was offset partly by a decrease in the gross profit percentage, which resulted from a number of factors, including a change in the mix of homes delivered and higher lot development costs. In addition, the Company closed a number of large commercial land sales in New Mexico in the second quarter, which resulted in increased revenues of 86% from land sales for the quarter and 65% for the six month period. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales increased by approximately $3.4 million in both the second quarter and six months this year, respectively, as compared to the similar periods last year.

Revenues from magazine circulation operations increased approximately 4% in both the three and six months periods ended October 31, 1997, as compared to the similar periods last year, due to increases in both the Fulfillment Services and Newsstand Distribution Services. Revenues from Fulfillment Services increased approximately 4% and 5% in the three and six month periods this year, respectively, due primarily to increased volume resulting from a new contract with a major publisher, which was partially offset by decreased volumes in other areas of the business. Revenues from the Newsstand Distribution Services also increased approximately 3% and 2% in the three and six month periods this year, respectively, compared to the prior year, due to a generally higher volume of magazine sales. This sales increase has reversed the trend of lower sales over the last two years which had related to residuary consumer resistance to retail cover price increases imposed in 1996. In addition, a major

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                        Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Page 2 of 2)
                                    October 31, 1997


realignment of industry relationships in the distribution of magazines developed rapidly during 1996, which has led to a substantial reduction in the number of wholesalers. These changes have adversely impacted Kable's sales and profits. Magazine circulation operating expenses are comparable to the prior year in both periods. As a result of these factors, operating income from magazine circulation operations increased by approximately $600,000 and $1,300,000 in the second quarter and six months this year, respectively, as compared to last year.

Real estate commissions and selling expenses increased approximately $198,000 in the three months and by $528,000 in the six months, primarily as a result of the increased volume, as well as from an increase in the number of projects open for sale. Real estate and corporate general and administrative expenses increased $102,000 in the three month period due to the costs of the Company's California operation, which commenced operations in September 1997, as well as from higher legal expenses. Real estate and corporate general and administrative expenses were comparable for the six month period. General and administrative costs of the magazine circulation operations increased by $141,000 and $111,000 for the three and six month periods, respectively, as a result of several factors, none of which were individually significant.

Interest expense increased in both real estate and magazine operations in both the second quarter and six months period this year primarily due to higher average borrowings partially offset by an increase in the amount of capitalized real estate interest.

FINANCIAL CONDITION
-------------------

Receivables from magazine circulation operations increased from $43.0 million at April 30, 1997, to $62.2 million at October 31, 1997, resulting partially from the timing of monthly billings as well as from delays in payments experienced by Kable from wholesalers which Kable believes is partially a result of the industry consolidation issue as discussed above. As a result, cash decreased by $12.5 million and accounts payable, deposits and accrued expenses increased by approximately $12.4 million at October 31, 1997 compared to April 30, 1997.

During the three month period ended October 31, 1997, a subsidiary of the Company acquired the assets and operations of a residential real estate company based in Sacramento, California with operations in northern California, Portland, Oregon and Reno, Nevada. The purchase price consisted of cash in the amount of $2.2 million and the assumption of debt of approximately $8.4 million. The increases in inventory, other assets, excess of cost over net assets acquired and notes payable result principally from the effect of this purchase.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES

                                        PART II


                                   Other Information
                                   -----------------

Item 4.     Submission of Matters to Vote of Security Holders
-------     -------------------------------------------------

            The Annual Meeting of Shareholders was held on September 24, 1997.

            At the meeting, Edward B. Cloues, II and James Wall were elected as directors. The terms of office as directors of Jerome Belson, Daniel Friedman, Nicholas G. Karabots, Albert Russo, Samuel N. Seidman and Mohan Vachani continue.

            Shareholders cast votes for the election of directors as follows:

      Nominee                    "For"                "Withheld"
      -------                   -------               ----------
Edward B. Cloues, II          6,781,513                   40,000
James Wall                    6,780,937                   40,576


Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

      (a)   Exhibits:
            ---------

            3(a)  Amendment to Section 3 of Article III of the By-laws.

            3(b)  Amendment to Section 1 of Article IV of the By-laws.

            3(c)  By-laws as restated September 24, 1997.

            4(a) Amendment No. 2 dated December 13, 1996, to Amended and Restated Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc.

            4(b) Amendment No. 3 dated September 18, 1997, to Amended and Restated Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc.


            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.
            --------------------

                  No reports on Form 8-K were filed by Registrant during the quarter ended October 31, 1997.

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




                                          AMREP Corporation
                                                  (Registrant)



       Dated:     December 12, 1997       By:   /s/ Mohan Vachani
                                                -----------------
                                                Mohan Vachani
                                                Senior Vice President,
                                                Chief Financial Officer



       Dated:     December 12, 1997       By:   /s/ Peter M. Pizza
                                                ------------------
                                                Peter M. Pizza
                                                Vice President, Controller

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES


                                     EXHIBIT INDEX
                                     -------------



            3(a)  Amendment to Section 3 of Article III of the By-laws.


            3(b)  Amendment to Section 1 of Article IV of the By-laws.


            3(c)  By-laws as restated September 24, 1997.


            4(a) Amendment No. 2 dated December 13, 1996, to Amended and Restated Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc.


            4(b) Amendment No. 3 dated September 18, 1997, to Amended and Restated Loan Agreement between American National Bank and Trust Company of Chicago and Kable News Company, Inc.


            27    Financial Data Schedule.