Form 10-Q
period 1998-01-31
AMREP CORP
filed 1998-03-16
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 January 31, 1998
                               ------------------------------------------------

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

                              Yes    X        No
                                 --------        --------

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 10, 1998 - 7,368,650.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES

                                           INDEX
                                           -----



PART I                                                              PAGE NO.
------                                                              --------

Consolidated Financial Statements:

      Balance Sheets
         January 31, 1998 (Unaudited) and
         April 30, 1997 (Audited)                                       1

      Statements of Income and Retained Earnings (Unaudited)
         Three Months Ended January 31, 1998 and 1997                   2

      Statements of Income and Retained Earnings (Unaudited)
         Nine Months Ended January 31, 1998 and 1997                    3

      Statements of Cash Flows (Unaudited)
         Nine Months Ended January 31, 1998 and 1997                    4

      Notes to Consolidated Financial Statements                        5

Management's Discussion and Analysis                                  6 - 7



PART II
-------

Other Information                                                       8

Signatures                                                              9

Exhibit Index                                                          10

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets
                            January 31, 1998 and April 30, 1997
                      (Dollar amounts in thousands, except par value)

                                              January 31, 1998   April 30, 1997
                                              ----------------   --------------
                                                (Unaudited)        (Audited)
ASSETS
------

Cash and cash equivalents                     $         4,731    $      16,178
Receivables, net:
   Real estate operations                              11,084           10,486
   Magazine circulation operations                     58,665           43,015
Real estate inventory                                  93,162           86,102
Investment property                                     5,132            6,413
Other real estate investments                           1,525            4,893
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $12,992 at January 31,               17,639           18,974
  1998 and $13,532 at April 30, 1997
Other assets                                           15,658           14,059
Excess of cost of subsidiaries over net
assets acquired                                         6,238            5,191

                                              ---------------    -------------
                                              $       213,834    $     205,311
                                              ===============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable, deposits and accrued
expenses                                      $        34,192    $      30,081
Notes payable:
   Amounts due within one year                         29,786           24,833
   Amounts subsequently due                            46,232           54,991
Taxes payable:
   Amounts due within one year                          1,799              512
   Amounts subsequently due                            13,923           13,923
Deferred income taxes                                   4,882            5,137
                                              ---------------    -------------
                                                      130,814          129,477
                                              ---------------    -------------
Shareholders' equity:
   Common stock, $.10 par value;
     shares authorized -- 20,000,000; shares
     issued --7,398,677 at January 31, 1998
     and April 30, 1997                                   740              740
Capital contributed in excess of par value             44,928           44,928
Retained earnings                                      37,532           30,346
Treasury stock, at cost; 30,027 shares                   (180)            (180)
                                              ---------------    -------------
                                                       83,020           75,834
                                              ---------------    -------------
                                              $       213,834    $     205,311
                                              ===============    =============


                    See notes to consolidated financial statements.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Income and Retained Earnings (Unaudited)
                        Three Months Ended January 31, 1998 and 1997
                      (Amounts in thousands, except per share amounts)

                                                 1998            1997
                                             ------------    -----------
REVENUES
--------

Real estate operations:
   Home and condominium sales                $     19,964    $    17,652
   Land sales                                       6,946          3,935
                                             ------------    -----------
                                                   26,910         21,587

Magazine circulation operations                    14,516         13,831
Interest and other operations                       5,423          1,343
                                             ------------    -----------
                                                   46,849         36,761
                                             ------------    -----------

COSTS AND EXPENSES
------------------

Real estate cost of sales                          21,325         17,090
Operating expenses:
   Magazine circulation operations                 11,049         11,334
   Real estate commissions and selling              1,771          1,769
   Other operations                                   884          1,457
General and administrative:
   Real estate operations and corporate             2,140          1,857
   Magazine circulation operations                  1,680          1,631
Interest, net                                       1,096          1,178
                                             ------------    -----------
                                                   39,945         36,316
                                             ------------    -----------
INCOME BEFORE INCOME TAXES                          6,904            445

PROVISION FOR INCOME TAXES                          2,762            178
                                             ------------    -----------
NET INCOME                                          4,142            267

RETAINED EARNINGS, beginning of period             33,390         23,729
                                             ------------    -----------
RETAINED EARNINGS, end of period             $     37,532    $    23,996
                                             ============    ===========
NET INCOME PER SHARE - BASIC AND DILUTED     $       0.56    $      0.04
                                             ============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                     7,369          7,369
                                             ============    ===========


              See notes to consolidated financial statements.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Income and Retained Earnings (Unaudited)
                        Nine Months Ended January 31, 1998 and 1997
                      (Amounts in thousands, except per share amounts)

                                                  1998           1997
                                              -----------     ----------
REVENUES
--------

Real estate operations:
   Home and condominium sales                 $    58,332     $   47,977
   Land sales                                      18,375         10,848
                                              -----------     ----------
                                                   76,707         58,825

Magazine circulation operations                    42,710         40,919
Interest and other operations                       8,767          4,655
                                              -----------     ----------
                                                  128,184        104,399
                                              -----------     ----------

COSTS AND EXPENSES
------------------

Real estate cost of sales                          59,738         46,362
Operating expenses:
   Magazine circulation operations                 32,945         33,393
   Real estate commissions and selling              5,370          4,840
   Other operations                                 3,979          4,908
General and administrative:
   Real estate operations and corporate             5,895          5,627
   Magazine circulation operations                  4,871          4,711
Interest, net                                       3,409          3,005
                                              -----------     ----------
                                                  116,207        102,846
                                              -----------     ----------
INCOME BEFORE INCOME TAXES                         11,977          1,553

PROVISION FOR INCOME TAXES                          4,791            621
                                              -----------     ----------
NET INCOME                                          7,186            932

RETAINED EARNINGS, beginning of period             30,346         23,064
                                              -----------     ----------
RETAINED EARNINGS, end of period              $    37,532     $   23,996
                                              ===========     ==========
NET INCOME PER SHARE - BASIC AND DILUTED      $      0.98     $     0.13
                                              ===========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                     7,369          7,369
                                              ===========     ==========


                    See notes to consolidated financial statements.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)
                      Nine Months Ended January 31, 1998 and 1997
                                 (Amounts in thousands)

                                                              1998         1997
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                $   7,186    $    932
                                                          ---------    --------
Adjustments to reconcile net income to net cash used by
   operating activities -
    Depreciation and amortization                             2,505       1,966
    Changes in assets and liabilities, net of effects
       from purchase of assets of business:
      Receivables, net                                      (15,987)     (4,560)
      Real estate inventory                                  (7,060)    (16,758)
      Other real estate investments                           3,368       2,399
      Investment property                                     1,281         754
      Other assets                                           (1,347)       (976)
      Accounts payable, deposits and accrued expenses         4,061      (4,663)
      Taxes payable                                           1,287           -
      Deferred income taxes                                    (255)          -
    Gain from sale of real estate inventory related to
      reduction in accounts payable                               -        (579)
                                                          ---------    --------
         Total adjustments                                  (12,147)    (22,417)
                                                          ---------    --------
         Net cash used by operating activities               (4,961)    (21,485)
                                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (1,783)     (2,617)
    Purchase of assets of business, net of cash acquired     (2,202)          -
    Book value of fixed assets sold                           1,305           -
                                                          ---------    --------
         Net cash used by investing activities               (2,680)     (2,617)
                                                          ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                             30,242      54,622
    Principal debt payments                                 (34,048)    (31,175)
                                                          ---------    --------
         Net cash provided (used) by financing activities    (3,806)     23,447
                                                          ---------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                       (11,447)       (655)

CASH AND CASH EQUIVALENTS, beginning of period               16,178       7,607
                                                          ----------   --------
CASH AND CASH EQUIVALENTS, end of period                  $   4,731    $  6,952
                                                          ==========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized             $   3,016    $  4,142
                                                          =========    ========
   Income taxes paid                                      $   3,759    $  2,430
                                                          =========    ========
SUPPLEMENTAL INFORMATION REGARDING NON-CASH OPERATING
ACTIVITIES:
   Reduction in accounts payable related to sale of real
    estate inventory                                      $       -    $    800
                                                          =========    ========

              See notes to consolidated financial statements.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements (Unaudited)
                      Nine Months Ended January 31, 1998 and 1997







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

Note 2:
-------

Certain amounts as  previously  reported in the April 30, 1997 Consolidated
     Balance Sheet and January 31, 1997 Consolidated Statement of Income and Statement of Cash Flows have been reclassified to conform to the presentation used at January 31, 1998.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                        Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Page 1 of 2)
                                    January 31, 1998

RESULTS OF OPERATIONS
---------------------

Total revenues for the three and nine month periods ended January 31, 1998 increased 27% and 23%, respectively, from the same periods last year, reflecting higher revenues from both real estate and magazine circulation operations.

Revenues from real estate operations increased 25% and 30% during the three and nine month periods ended January 31, 1998, respectively, compared to the prior year, resulting from increases in both home and condominium and land sales. Revenues from home and condominium sales increased 13% and 22% in the three and nine month periods, respectively, which generally reflect an increase in total unit deliveries from 154 to 165 in the third quarter and from 403 to 497 in the nine month period as compared to the same periods last year. This increase was due in part to increased home deliveries in Colorado resulting from additional projects from which homes are being sold and delivered, as well as from deliveries contributed from the Company's northern California operations, which were acquired by the Company in September 1997. Although housing revenues increased, there was a slight decrease in the gross profit percentage for housing, which resulted from a number of factors, including a change in the mix of homes delivered and higher lot development costs. In addition, the Company closed an increased number of large commercial land sales in New Mexico throughout this fiscal year compared to the prior year, which resulted in increased revenues of 77% from land sales for the quarter and 69% for the nine month period. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales increased by approximately $1.1 million in the third quarter and by approximately $4.5 million in the nine months this year, respectively, as compared to the similar periods last year.

Revenues from magazine circulation operations increased approximately 5% and 4% in the three and nine months periods ended January 31, 1998, as compared to the same periods last year, due to increases in both Fulfillment Services and Newsstand Distribution Services. Revenues from Fulfillment Services increased approximately 5% in both the three and nine month periods this year, respectively, due primarily to increased volumes resulting from a new contract with a major publisher, which was partially offset by decreased volumes in other areas of the business. Revenues from Newsstand Distribution Services increased approximately 4% and 2% in the three and nine month periods this year, respectively, compared to the prior year, due to a modest increase in the volume of magazine sales.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                        Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Page 2 of 2)
                                    January 31, 1998


The major realignment and consolidation of relationships in the distribution chain for magazines which developed during 1996 continues to affect the industry, and the Company continues to address the situation. Magazine circulation operating expenses have decreased from approximately 81% of related revenues last year to approximately 77% of related revenues in the current year, reflecting the completed integration of the acquisition of Kable's Ohio operations and the favorable impact of cost reduction initiatives. As a result of these factors, operating income from magazine circulation operations increased by approximately $970,000 and $2,240,000 in the third quarter and nine months this year, respectively, as compared to last year.

During the third quarter of fiscal 1998, the Company sold the Rio Rancho Golf and Country Club, and its 50% limited partnership interest in The Classic at West Palm Beach, a congregate care facility in Florida, and recognized an aggregate non-recurring gain of approximately $4.2 million, which amount is included in "Interest and other operations".

Real estate commissions and selling expenses increased approximately $530,000 in the nine months, primarily as a result of the increased volume, as well as from an increase in the number of projects open for sale. Real estate and corporate general and administrative expenses increased $283,000 in the three month period and $268, 000 in the nine months, principally as a result of the Company's expansion into northern California in September 1997. General and administrative costs of the magazine circulation operations increased by approximately 3% in both the three and nine month periods, respectively, commensurate with the revenue increase.

Interest expense increased in both real estate and magazine operations in both the third quarter and nine months period this year primarily due to higher average borrowings partially offset by an increase in the amount of capitalized real estate interest.


FINANCIAL CONDITION
-------------------

Receivables from magazine circulation operations increased from $43.0 million at April 30, 1997, to $58.7 million at January 31, 1998, resulting partially from the timing of monthly billings as well as from delays in payments experienced by Kable from wholesalers which Kable believes is partially a result of the industry consolidation issue as referred to above. As a result, cash decreased by $11.4 million and accounts payable, deposits and accrued expenses increased by approximately $4.1 million at January 31, 1998 compared to April 30, 1997.

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




                                   Other Information
                                   -----------------





Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------


      (a)   Exhibits:
            ---------

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.
            --------------------

                  No reports on Form 8-K were filed by Registrant during the quarter ended January 31, 1998.

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




                                          AMREP Corporation
                                                  (Registrant)



       Dated:     March 13, 1998          By:   /s/ Mohan Vachani
                                                -----------------
                                                Mohan Vachani
                                                Senior Vice President,
                                                Chief Financial Officer



       Dated:     March 13, 1998          By:   /s/ Peter M. Pizza
                                                ------------------
                                                Peter M. Pizza
                                                Vice President, Controller

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES


                                     EXHIBIT INDEX
                                     -------------





            27    Financial Data Schedule.