Form 10-K
period 1998-04-30
AMREP CORP
filed 1998-07-29
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1998         Commission File Number 1-4702
                          --------------                                ------


                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

                               AMREP CORPORATION
          -------------------------------------------------------
         (Exact name of registrant as specified in its Charter)

    Oklahoma                                           59-0936128
----------------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

       641 Lexington Ave., 6th Floor
 ______New York, New York____________                     10022
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 705-4700

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                     on Which Registered

Common Stock $.10 par value                            New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  _ X_        No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the last sales price of such Common Stock on July 24, 1998, on the New York Stock Exchange Composite Tape: $31,134,346.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 24, 1998 - 7,368,650.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of Registrant are incorporated by reference into the indicated parts of this report:
Definitive Proxy Statement for 1998 Annual Meeting -  Part III

                    _________________________________________

                                   PART I
                                   ------

Item 1.     Business
-------     --------
                                 GENERAL

The Company* is a real estate developer and builder of housing, national distributor of magazines and provider of fulfillment and related services for publishers and others.

Data concerning Industry Segments is set forth in Note 14 of Notes to Consolidated Financial Statements. The Company's foreign sales and activities are not significant.

                         REAL ESTATE OPERATIONS

The Company is the major developer and builder of single-family homes at Rio Rancho, New Mexico and has regional offices in the Denver, Colorado and Sacramento, California metropolitan areas. Real Estate Operations consist primarily of (i) the construction and sale of housing, (ii) the development and sale of housing sites, and (iii) the sale of tracts of land for residential, industrial and commercial uses.

HOUSING OPERATIONS

The Company builds and markets a broad spectrum of housing, principally affordable to medium priced single-family homes ranging in size from approximately 900 to 2,500 square feet. It presently is building in Rio Rancho, New Mexico; the Denver, Colorado metro area; Portland, Oregon; Reno, Nevada and the Sacramento metro area of northern California. In addition, in the Sacramento area the Company is developing and building multi-family housing through a joint venture in which it is a participant.

The Company builds a number of different models of houses at its developments, which it changes periodically based on experience and market research. At Rio Rancho, almost all the houses are designed by the Company's own staff. The Company acts as general contractor, supervising all development and building activities, but employs subcontractors for most construction work. However, at Rio Rancho, the Company also performs some site preparation work with its own equipment and personnel and its employees do final preparation and cleaning work on housing units.

At its developments in Colorado, California, Nevada and Oregon, the houses are designed by an outside architect or engineer. The Company acts solely as general contractor and employs subcontractors for all construction and site preparation work.

The Company's single-family housing is of frame construction, and the Company does not anticipate difficulty in obtaining necessary materials as needed. When possible, the Company enters into contracts with subcontractors and suppliers of materials pursuant to which prices are established for a specific period, usually six months. Such contracts are usually used for all subcontractors and all suppliers.

The Company has construction and development departments in its regional offices in the Denver, Colorado and Sacramento, California metropolitan areas, as well as at its headquarters in Rio Rancho, New Mexico.

________________________

* As used herein, "Company" includes the Registrant and its subsidiaries unless the context indicates otherwise.

            Rio Rancho, New Mexico

This community consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,500 acres have been platted into approximately 111,000 homesite and commercial lots and 16,300 acres are dedicated to community facilities, roads and drainage with the remainder consisting of bulk unplatted land. At April 30, 1998, a total of approximately 79,000 of the lots had been sold. The Company currently owns approximately 24,000 acres at Rio Rancho, of which some 8,000 acres are in contiguous blocks suitable for development. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development. Rio Rancho (most of the populated portion of which is in an incorporated city) has a population of over 50,000.

The majority of the Company's building is at Rio Rancho, where the base prices of the homes and condominiums presently being sold by the Company range from approximately $76,000 to $200,000, although most are in the $90,000 to $126,000 range. Presently, the Company is predominantly delivering homes from two major subdivisions. In fiscal l998, the Company delivered 405 housing units at Rio Rancho at an average price of $110,000.

            Colorado

The Company entered the suburban Denver market in 1993. Its major project in this market is Bradbury Ranch in Parker, in the southeastern part of the Denver metro area, where in 1994 it acquired 484 acres of undeveloped residential property zoned for approximately 1,700 homes. Development work at Bradbury began in fiscal 1995. As of April 30, 1998 the Company has closed 110 homes in the $130,000 to $175,000 price range, in the first phase of the project (65 in fiscal 1998).

In fiscal 1998, the Company also delivered 84 homes in several other smaller projects in the Denver metro area, at an average price of $140,000. The Company owns approximately 700 additional lots at such projects, some of which it plans to sell to other builders.

During fiscal 1984 and 1985, the Company built 102 of a projected total of 800 units of townhouses and apartment condominiums at another project in the Denver area, but stopped construction because of Denver's economic slow down. Construction of an additional 98 units at this project recommenced in 1997, and the Company delivered 75 units in fiscal 1998 at an average price of $94,000.

            California, Nevada and Oregon

In September 1997, the Company's subsidiary, Shasta Real Estate Company, purchased substantially all the assets of SKK Enterprises, Inc. and related entities ("SKK"), a homebuilder and land developer with operations in the Sacramento metro area of northern California; Portland, Oregon and Reno, Nevada. In most cases, there are equity participants with Shasta in each of the projects in which it purchased an interest from SKK and in each of the projects which have subsequently been started. The projects are most frequently organized as partnerships or limited liability companies. In many cases, the other equity participants have significant rights of control over the activities of the joint venture, and Shasta therefore accounts for these entities under the equity method of accounting.

Shasta acquired SKK's interests in three projects which were underway in the Sacramento area with a total of 327 homes under construction or planned to be built. Shasta also acquired interests in one project in Reno, Nevada with 55 homes planned, and two projects in Portland, Oregon with an aggregate of approximately 37 homes planned and approximately 300 lots to be developed for its own use and for sale to other builders which were in various stages of pre-construction development.

Since the acquisition, Shasta has delivered a total of 74 homes in all of its projects, including 43 homes in projects accounted for under the equity method. It has also acquired and begun the development of two new projects in Sacramento and acquired the land for an additional project in Portland, consisting of an aggregate of 220 lots at the three projects. Several other projects are now under review.

At April 30, 1998, Shasta was also developing 2 projects for multi-family housing in the Sacramento area with a total of approximately 564 units. One project, which is owned with other equity participants, has commenced construction. The other project, which was wholly-owned, was sold in June 1998. With regard to the multi-family projects, Shasta utilizes the expertise of outside design and management firms to plan and build the projects.

            Other Projects

The Company is the general partner with a 50% interest in a limited partnership which in 1990 commenced construction of a townhouse project in Freehold, New Jersey. The project was substantially completed in fiscal 1998.

The Company participates in a joint venture which builds single-family homes in the Eldorado at Santa Fe, New Mexico subdivision, although the Company is not the builder. In fiscal l998, the venture sold 2 homes.

Until January 1994, the Company was the general partner and majority owner of a limited partnership which owns a congregate living rental facility in West Palm Beach, Florida. In January l994, an unrelated third party became the general partner of the partnership, and the Company became a limited partner, with a continuing equity interest in the partnership. In December 1997, the entire facility was sold to a third party by the limited partnership for approximately $27.3 million, and the Company recognized a gain of approximately $3.0 million upon the sale and distribution of cash to the Company.

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

DEVELOPMENT OPERATIONS

The Company develops residential and non-residential sites at Rio Rancho and housing sites at Eldorado in New Mexico and at its projects in Colorado, California and Oregon. The development activity includes the obtaining of necessary governmental approvals, installation of utilities and necessary storm drains, and building or improving the roads. The engineering work is performed by outside firms and, in Rio Rancho, by Company employees as well, but development work at all locations is performed by outside contractors.

The Company sells developed residential lots to outside builders at Rio Rancho, Eldorado and at some of its projects in Colorado, California and Oregon. The Company sells undeveloped lots to outside builders and other commercial purchasers at Rio Rancho and in California, and may begin to do so in Colorado.

            Rio Rancho, New Mexico

In fiscal 1998, the Company sold 140 lots to builders at Rio Rancho (of which the substantial majority were undeveloped) for an aggregate of $2.1 million. Since early 1977, no lots have been sold to consumers except with houses on them. Over 50,000 lots were sold prior to 1977, and most of these are in areas where utilities have not yet been installed. However, under certain of the contracts pursuant to which the lots were sold, if utilities have not reached the respective lot when the purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by water, telephone and electric utilities for a lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

The commercial areas at Rio Rancho presently house in excess of 500 business and professional offices, 15 shopping centers with over 1,250,000 square feet of store and office space, and a 55,000 square foot office building in part occupied by the Company. In addition, a number of individual office buildings and stores are located throughout the community. Eleven financial institutions have offices at Rio Rancho. The industrial areas presently have approximately 77 buildings with over 3.2 million square feet, including a manufacturing facility containing approximately 2.1 million square feet built and occupied by Intel Corporation.

            Eldorado at Santa Fe, New Mexico

This subdivision, consisting of approximately 2,000 single-family homes on 6,000 acres platted into lots, is located 10 miles southeast of Santa Fe, New Mexico. Approximately 40 lots remain to be sold. In fiscal 1998, the Company sold 29 developed lots at Eldorado for an aggregate of $1.3 million.

            Colorado

The Company is currently developing approximately 160 acres of the 484 acre Bradbury Ranch project into 582 lots. It intends to sell at least half of the lots to other builders and build and sell its own houses on the remaining lots. The Company has sold 183 of these lots to other builders through April 30, 1998. From time to time, the Company may also sell developed lots from its other projects to builders; the Company sold an additional 5 lots to other builders from one other project during fiscal 1998. In fiscal 1998, the Company sold
102 developed lots at the Colorado projects for an aggregate of $3.2 million.

            California, Nevada and Oregon

The Company's business plan for Shasta's operations call for it to develop and sell sites to builders for residential use and also to acquire and re-sell undeveloped property. In fiscal 1998, the Company, through joint venture arrangements, sold 35 developed lots in California and 24 developed lots in Oregon.

SALE OF NON-RESIDENTIAL TRACTS

The Company sells developed and undeveloped tracts at Rio Rancho to commercial users and may sell tracts from its Bradbury Ranch property in Parker, Colorado. The Company's plans for future projects in California include a small number of non-residential tracts. In fiscal 1998, 27 tracts of varying sizes were sold at Rio Rancho at an aggregate price of $18.3 million.

MARKETING

The Company's homes are generally purchased as principal residences. The designs of the various models built by the Company are based on market research, which is done principally by Company personnel. At Rio Rancho, the Company sells its housing almost entirely from on-site models, both directly and through brokers. At the Colorado developments, the Company sells its housing through brokers operating out of on-site sales offices. In California, Oregon and Nevada, the Company sells directly from on-site models with brokers.

Non-residential land at Rio Rancho is marketed by a separate department, both directly and through brokers. At all other locations, land sales are most often sold through brokers.

There is no significant seasonality to either housing or tract sales. However, unusually severe winter weather can disrupt construction activities, and when this occurs, there can be a slow down in housing sales in the immediately ensuing months followed by a "bunching" as deliveries catch up.

BACKLOG

Almost all contracts for the sale of housing by the Company are subject to the buyer's ability to obtain financing and the Company does not consider any such contracts to be firm. Historically, approximately 75% of the persons who signed contracts to purchase housing actually closed their purchase.

At April 30, l998, at all locations, the Company had signed contracts for the sale of 272 units of housing for an aggregate purchase price of approximately $33.3 million. At April 30, l997, it had signed contracts for 247 units with an aggregate purchase price of approximately $29.3 million.

At April 30, l998, at all locations, the Company had contracts for the sale of 206 lots to builders for an aggregate purchase price of $6.5 million and 5 contracts for the sale of commercial and industrial real estate for an aggregate purchase price of $5.5 million. At April 30, 1997, the Company had contracts for the sale of 260 lots to builders for an aggregate purchase price of $6.2 million and 5 contracts for the sale of commercial and industrial real estate for an aggregate purchase price of $5.5 million.

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

Historically, the Company has generally concentrated on the construction of housing with relatively few options, leaving custom house building and relatively expensive houses to other builders. During the past several years, the Company has been increasing the upper price level of its houses to accommodate a broader income spectrum of buyers. The Company has recently entered the semi-custom market at its Rio Rancho development and is expanding its design-services to include more options at its Rio Rancho and Colorado projects. The California, Nevada and Oregon projects already include homes for which a large range of options are available.

MORTGAGE FINANCING

The ability of the Company to sell houses is dependent upon the availability of adequate mortgage financing on terms prospective customers can afford. Buyers at all locations utilize various conventional mortgage lenders. In Rio Rancho and Colorado, the home buyers most frequently arrange mortgages with funds made available or guaranteed by state housing authorities and federal housing programs.

The Company has operated a mortgage brokerage company at Rio Rancho since 1988. The California acquisition included a mortgage brokerage operation as well. The Company plans to coordinate activities at the two locations and expand its mortgage brokerage business there.

               MAGAZINE DISTRIBUTION AND FULFILLMENT OPERATIONS

Through its wholly-owned subsidiary, Kable News Company, Inc. ("Kable"), the Company (i) performs subscription fulfillment and related services and (ii) distributes periodicals nationally and in Canada and, to a small degree, overseas. As of July 1, 1998, Kable employed approximately 1,240 persons, approximately 1,010 of whom were involved in its fulfillment activities and 230 in distribution activities.

FULFILLMENT SERVICES

Kable's Fulfillment Services division performs a number of fulfillment and fulfillment related activities, principally magazine subscription fulfillment services, list services and product fulfillment services. The division accounted for 68% of Kable's total revenues in both fiscal 1998 and 1997.

In the magazine subscription fulfillment service operation, Kable processes new orders, receives and accounts for payments, prepares labels for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications, maintains subscriber lists and databases, generates marketing and statistical reports, and prints forms and promotional materials. Kable performs all of these services for many clients, but some clients utilize only certain of them. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications utilizing the broad capabilities of its extensive database system.

In August 1996, Kable commenced the processing of "sweepstakes" entries for a major publisher, opening the envelopes mailed in by contestants, furnishing the pertinent data electronically to the client and performing certain incidental functions. Revenues from this activity represented over 18% of the division's total revenues for fiscal 1998.

List services clients are primarily publishers. In this activity, Kable maintains clients' customer lists, selects names for clients who rent their lists, merges rented lists with the clients' lists to eliminate duplication for clients' promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients.

Product fulfillment services are provided primarily for Kable's publisher clients. In this activity, the division receives, warehouses, processes and ships merchandise.

Kable now performs fulfillment services for approximately 450 different magazine titles for some 210 clients and maintains approximately 15.5 million active subscriber names for its client publishers. In a typical month, Kable produces almost 16 million mailing labels for its client publishers and also produces and mails approximately 4.7 million billing and renewal statements.

There are a large number of companies which perform fulfillment services and with which Kable competes, two of which are much larger than Kable. Since publishers utilize only a single fulfillment service for a particular publication, there is intense competition to obtain fulfillment contracts with publishers. Kable has a staff whose primary duty is to solicit fulfillment business.

DISTRIBUTION

In its distribution operation, Kable annually distributes magazines for over 225 publishers. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers over 31.5 million copies of various titles. Kable purchases the publications from its publishers and sells them to approximately 190 independent wholesale distributors in the United States and Canada. The wholesale distributors in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. In both fiscal 1998 and 1997, distribution activities accounted for 32% of Kable's revenues.

While the Kable Distribution division does not handle all publications of all of its publisher clients, it usually is the exclusive distributor for the publications it distributes. Kable generally does not physically handle any product. It determines, in consultation with the wholesalers and publishers, the number of copies of each issue to be distributed, and generates and delivers to each publisher's printer shipping instructions with the addresses of the wholesalers and the number of copies of product to be shipped to each. All magazines have an "off sale" date (generally the on-sale date of the next issue) following which the retailers return unsold copies to the wholesalers, who destroy them after accounting for returned merchandise in a manner satisfactory to Kable.

A realignment of industry relationships in the distribution of magazines started during fiscal 1996 and rapidly grew to major proportions. It was triggered by the decision of certain major retailers with multiple outlets to sharply reduce the number of wholesalers with whom the retailers would deal. This has led to a substantial continuing reduction in the number of wholesalers through the merger of certain wholesalers, the formation by certain other wholesalers of cooperatives to bid for the business of such retailers, and the complete retirement from the business by a number of wholesalers. The consolidation has reduced the number of Kable's wholesale customers by approximately one-half since 1995, which has increased the concentration of its customer base, wholesaler revenue source and trade accounts receivable. These changes contributed to demands by most remaining wholesalers to purchase magazines at lower prices which many publishers, including Kable's, have accepted. Management believes that industry changes will continue with the potential for further adverse consequences for publishers and possibly their national distributors, including Kable.

Kable has a distribution sales and marketing force which works with wholesalers and retailers to promote product sales and assist in determining the number of copies of product to be delivered to each retailer.

Kable generally makes substantial advances to publishers against future sales, which publishers may use to help pay for printing, paper and production costs prior to the product going on sale, but it is usually not paid by wholesalers for product until some time after the product has gone on sale. Kable is therefore exposed to potential credit risks with both the publishers and the wholesalers. Its ability to make a profit is dependent in part on its skill in estimating the number of copies of an issue which should be printed and distributed and on limiting its advances to the publisher accordingly.

There are five national distributors with whom Kable competes. Since publishers utilize only a single distributor to distribute a particular line, there is intense competition between distributors to obtain distribution rights from publishers. Each of these large competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications is intense.

                             COMPANY OFFICES

The Company's principal executive offices are in New York City in leased offices. Real estate operations are headquartered in Rio Rancho in a modern office building owned by the Company, while the Denver, Colorado and Sacramento, California divisions are operated from leased offices. Kable News has an executive and sales office in New York City, and its operations are centered in both owned and leased facilities in Mt. Morris, Illinois and Marion, Ohio.

                               EMPLOYEES

The Company has approximately 1,450 employees (including Kable), none of whom is represented by a union. The Company provides retirement, health and other benefits to its employees and considers its employee relations to be good.

Item 2.      Properties
-------      ----------

The information contained in Item 1 of this report with respect to properties owned by the Company is hereby incorporated herein by reference.

Item 3.      Legal Proceedings
-------      -----------------

The Registrant and/or its subsidiaries are involved in various claims and legal actions incident to their operations, which in the opinion of management, based in part upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Registrant and its subsidiaries.

Item 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------

Not Applicable.

Executive Officers of Registrant
--------------------------------

Set forth below is certain information concerning persons who are executive officers of Registrant.

Name                Office Held                                   Age
-----               -----------                                  -----

Daniel Friedman    Senior Vice President of Registrant             63
                   since prior to 1993; Chairman of the
                   Board and President of Kable News Company,
                   Inc., a wholly-owned subsidiary of the
                   Registrant since prior to 1993.

James Wall         Senior Vice President of Registrant             61
                   since prior to 1993; Chairman of the
                   Board and President of AMREP Southwest
                   Inc., a wholly-owned subsidiary of
                   Registrant, since February 1996; President of AMREP Southwest Inc. since prior to 1993.

Mohan Vachani      Senior Vice President - Chief Financial         56
                   Officer of Registrant since 1993.

Valerie Asciutto   Senior Vice President - General Counsel of      45
                   Registrant since April 1997; Vice President
                   - General Counsel of Registrant since prior to 1993 to April 1997.

Each executive officer holds office until the first meeting of directors following the annual meeting of stockholders, and until his or her successor is duly chosen and qualified.

                                 PART II
                                 -------


Item 5.      Market for Registrant's Common Equity and
-------             Related Stockholder Matters
             -----------------------------------------

The Registrant's common stock is traded on the New York Stock Exchange under the symbol AXR. On July 24, 1998, there were approximately 2,460 holders of record of the common stock. The Registrant has historically not paid cash dividends. The range of high and low closing prices for the last two years by fiscal quarter is presented below:

              FIRST             SECOND             THIRD            FOURTH
          --------------    --------------     --------------    --------------
          HIGH       LOW    HIGH       LOW     HIGH       LOW    HIGH       LOW
          ----      ----    ----      ----     ----      ----    ----      ----

  1998   $ 4 5/8 $ 3 1/2  $ 7 1/4   $ 4 5/8  $ 6 7/8   $ 5 1/4 $ 10 1/2  $ 6 1/4
  1997   $ 5 1/8 $ 4      $ 5 1/2   $ 4 1/8  $ 5       $ 3 7/8 $  4 5/8  $ 3 1/2


Item 6.     Selected Financial Data
-------     -----------------------

The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

                              (In thousands of dollars except per share amounts)
                                             Year Ended April 30,
                          ------------------------------------------------------

                             1998      1997 (A)      1996       1995        1994
                          ---------   ---------   ---------  ---------   ---------
Revenues                  $ 171,368   $ 146,389   $ 161,802  $ 152,525   $ 126,088
Net Income                $   8,206   $   7,282   $   2,785  $   4,015   $   2,372
Earnings Per Share        $    1.11   $    0.99   $    0.38  $    0.55   $    0.33


Total Assets              $ 229,768   $ 205,311   $ 181,796  $ 186,142   $ 178,857
Notes Payable             $  84,248   $  79,824   $  54,391  $  61,653   $  61,349
Shareholders' Equity      $  84,040   $  75,834   $  68,552  $  65,921   $  61,429
Cash Dividends            $       -   $       -   $       -  $       -   $       -


(A) Includes a tax benefit in the amount of $6,250,000 (the equivalent of $.85 per share) to reflect the settlement of 1984 through 1989 tax examinations.


Item 7.     Management's Discussion and Analysis of Financial
-------            Condition and Results of Operations
            -------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-K, both in this Item 7 and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by terminology such as "believes", "anticipates", "expects", "plans" or similar words. Although the Company believes such statements are based on reasonable assumptions, they involve certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the level of demand for residential homes in the markets in which the Company is selling or plans to sell homes, the level of demand for land in the markets in which the Company sells land, the possibility of further change in the magazine distribution system for magazines which the Company distributes, and changes in interest rates and general economic conditions.

RESULTS OF OPERATIONS
---------------------

Year Ended April 30, 1998 Compared to Year Ended April 30, 1997
---------------------------------------------------------------

Total revenues for the year ended April 30, 1998 increased approximately 17% from 1997, reflecting increases in revenues from both real estate and magazine circulation operations.

Revenues from real estate operations increased by 23% in 1998 resulting from
increases in both housing and land sales.   Revenues from housing sales
increased 16% as a result of an increase in total housing deliveries from 599 to 677. This increase was due to increased home deliveries in Colorado resulting from additional projects from which homes were delivered, as well as from deliveries contributed by the Company's northern California operations, which were acquired in September 1997, and was offset in part by fewer home closings in Rio Rancho, which reflects an increase in competition throughout the surrounding market region. The average selling price of homes sold increased slightly, from $114,600 to $117,800.

The gross margin on housing sales increased by approximately $.5 million principally due to the increase in the number of homes closed. The average gross margin percentage was 13% in 1997 and 12% in 1998. Revenues and related gross profit from land sales increased by approximately $8.2 million and $5.6 million, respectively, in 1998 from 1997, primarily due to an increase in the level of commercial and industrial lot sales. The average gross profit percentage on land sales increased from 42% in 1997 to 50% in 1998 because of the mix of land sales between Colorado, Florida and New Mexico. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from real estate operations increased by approximately $6.1 million in fiscal 1998 compared to the prior year, predominately from the increased land sales.

Revenues from magazine circulation operations increased by approximately 5% in 1998, due to increases in both Fulfillment Services and Newsstand Distribution Services. Revenues from Fulfillment Services increased approximately 5%, due primarily to increased volumes in product fulfillment and sweepstakes processing services. Revenues from Distribution Services increased approximately 6%, due to a modest increase in the volume of magazine sales.

The major realignment and consolidation of relationships in the distribution chain for magazines which developed during 1996 continues to affect the industry, and the Company continues to address the situation. Magazine circulation operating expenses have decreased from approximately 81% of related revenues last year to approximately 77% of related revenues in the current year, reflecting the completed integration of the acquisition of Kable's Ohio operations and the favorable impact of cost reduction initiatives. As a result of these factors, operating income from magazine circulation operations increased by approximately $2.9 million in 1998, as compared to last year.

During 1998, the Company sold the Rio Rancho Golf and Country Club and its 50% limited partnership interest in The Classic at West Palm Beach, a congregate care facility in Florida, and recognized an aggregate non-recurring gain of approximately $4.2 million, which amount is included in "Interest and other operations".

Real estate commissions and selling expenses increased approximately 8%, primarily as a result of the increased volume, as well as from an increase in the number of projects open for sale. Real estate and corporate general and administrative expenses increased 10%, principally as a result of the Company's expansion into northern California commencing in September 1997. General and administrative costs of the magazine circulation operations increased by approximately 4%, moderately lower than the revenue increase.

Interest expense increased by approximately 9% in 1998, primarily due to higher average borrowings related to increased levels of receivables and inventories, partially offset by an increase in the amount of capitalized real estate interest.

Year Ended April 30, 1997 Compared to Year Ended April 30, 1996
---------------------------------------------------------------

Total revenues for the year ended April 30, 1997 decreased approximately 10% from 1996, reflecting a decrease in revenues from housing sales and magazine circulation operations which was partially offset by higher revenues from land sales.

Revenues from housing sales decreased approximately 23% in 1997 from 1996, resulting from a corresponding decrease in housing unit deliveries from 775 to 599. This decrease resulted from several factors, including a lengthening of the regulatory approval process and delays in utility installations in Colorado and New Mexico with resultant delays in the opening of projects for sale during 1997, as well as a softer real estate market in New Mexico in 1997 compared to 1996. The average selling price of homes was comparable in both years ($114,600 in 1997 compared to $115,700 in 1996).

The gross margin on housing sales decreased by approximately $6.4 million principally due to the decrease in both the number of homes closed and gross margin percentage. The average gross margin percentage declined from 17% to 13% due to a shift in the mix of projects from which homes were sold in 1997 compared to 1996. Revenues and related gross profit from land sales increased by approximately $8.0 million and $2.4 million, respectively, in 1997 from 1996, primarily due to an increase in the level of commercial and industrial lot sales. The average gross profit percentage on land sales decreased from 53% in 1996 to 42% in 1997 because of the mix of land sales between Colorado, Florida and New Mexico. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales decreased by approximately $4.0 million in 1997 compared to the prior year.

Revenue from magazine circulation operations declined approximately 5% from 1996 as a result of decreases in both Fulfillment Services and Distribution Services. Revenues in Fulfillment Services decreased about 5% due to lower activity levels resulting from client losses in prior periods which were only partially offset by additional revenues associated with new contracts. Revenues from Distribution Services decreased about 6% due to a lower volume of retail magazine sales in 1997, which resulted in part from a continuing trend of increasing magazine prices which began in 1996. In addition, a major realignment of industry relationships in the distribution of magazines developed during 1996 which led to a substantial reduction in the number of wholesalers which in some cases has allowed wholesalers to delay payments to Kable and which adversely impacted sales and profits.

Operating expenses of magazine circulation operations decreased by approximately $1.8 million (4%) in 1997 from 1996, responding to and offsetting the revenue decrease discussed above. Operating expenses as a percentage of revenues amounted to 81% and 80% in 1997 and 1996, respectively. As a result of these factors, operating income of the magazine circulation operations decreased by approximately $1.2 million from 1996.

Real estate commissions and selling expenses increased by approximately 7% over 1996 because of marketing costs associated with the start up of additional projects in Colorado. Real estate and corporate general and administrative expenses decreased by approximately 24% as a result of ongoing cost reduction measures adopted in response to the lower volume of activity in 1997. In addition, 1996 amounts included the accrual of amounts due under the terms of an employment contract with the Company's former Chief Executive Officer who left office during 1996 due to a disability.

Interest expense increased by about 3% due to higher average borrowings for the magazine circulation operations and higher average interest rates. In addition, in 1997 the financial statements reflect a net benefit for income taxes in the amount of $5.6 million as a result of an adjustment of $6.25 million to the provision for Deferred Income Taxes following the conclusion of certain federal tax audits. See Note 9 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements.

Cash Flows From Financing Activities
------------------------------------

At April 30, 1998, the Company had line-of-credit arrangements with several financial institutions collateralized by various assets which, subject to collateral availability, amounted to an aggregate borrowing availability of approximately $91.1 million. One of these lines (under which $37.0 million was available and against which approximately $35.5 million was outstanding as of April 30, 1998) is available for Kable News Company operations. Borrowings under this line-of-credit, which expires August 31, 2000, must be collateralized 125% or more by certain Kable accounts receivable. The line-of-credit agreement limits the payment of dividends by, and loans from, Kable to the Company.

The other line-of-credit borrowings are used principally to support real estate construction in New Mexico, California and Colorado. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At April 30, 1998, the maximum available under real estate lines-of-credit totaled $54.1 million of which borrowings of $24.7 million were outstanding against collateral of an equal amount.

Notes payable outstanding, including lines-of-credit discussed above, were $84.2 million at April 30, 1998, compared to $79.8 million at April 30, 1997, and $54.4 million at April 30, 1996. The increase at April 30, 1998 compared to prior years resulted from additional development and expansion activity in California and Colorado, as well as additional borrowings under Kable's line-of-credit due to increased accounts receivable balances. A subsidiary of the Company has also guaranteed approximately $9.8 million of mortgages and notes payable of certain joint ventures in which it is a participant.

The Company anticipates timely renewing, extending or replacing those loan agreements under which loans become due in fiscal 1999.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $99.9 million at April 30, 1998, compared to $92.5 million and $80 million at April 30, 1997 and 1996, respectively. The increase at April 30, 1998 is due to the acquisition and initial development of several real estate projects in connection with the Company's expansion into the California and Colorado markets as well as initial development on several new sites in New Mexico. This activity also contributed to the increase in accounts payable, deposits and accrued expenses at April 30, 1998 compared to prior periods.

Receivables from magazine circulation operations increased by approximately $14.4 million compared to the prior year, resulting from the timing of monthly billings as well as from delays in payments experienced by Kable from wholesalers, which Kable believes is partially a result of the industry consolidation issue referred to above.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures decreased in 1998 from 1997, due to lower requirements of the Company's utility subsidiary. The Company believes that its available funds will be adequate to provide for anticipated capital expenditures.

The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and development and construction loans will be sufficient to maintain liquidity at a satisfactory level.

As discussed in Note 9 to the consolidated financial statements, the Company reached an agreement with the IRS during 1997 to resolve all issues resulting from the IRS's examination of tax years 1984 through 1989, and paid all amounts due. In addition, in 1997 the Company reclassified a portion of the previously established deferred tax liability, and established an equivalent liability for Taxes Payable (including anticipated interest thereon through the expected date of payment) in the amount of $13.9 million, which represents the estimated amounts due for tax years 1990 - 1995 based upon a tax treatment consistent with the matters resolved in 1997. Examinations of the Company's tax returns for the years 1990 - 1996 are presently in various stages of completion, and the exact amount of taxes and interest attributable to any given tax year will only be known and payable after the IRS completes its review and computes the amount of the adjustment for such year. The Company believes that with cash on hand, anticipated earnings and bank lines, it will be able to pay the amounts classified as Taxes Payable when they become due. For tax years beginning in 1996, the Company's taxes have been calculated in a manner consistent with the 1997 agreement with the IRS and tax regulations.

Inflation
---------

Inflation has a long-term effect on the Company because increasing costs of land, materials and labor result in increasing sales prices of its homes. In general, these price increases have been commensurate with the general rate of inflation in the Company's housing markets and have not had a significant adverse effect on the sale of the Company's homes. A significant inflationary risk faced by the housing industry generally is that rising housing costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which it sells homes, the Company has not found the risk to be a significant problem.

Inflation has a lesser short-term effect on the Company because the Company generally negotiates fixed price contracts with its subcontractors and material suppliers for the construction of its homes. These prices usually are applicable for a specified number of residential buildings or for a time period of approximately six months.

Year 2000
---------

The Company utilizes a number of software systems in conjunction with its real estate and magazine circulation operations. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations in a given year.

Recent Accounting Pronouncements
--------------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly, and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company will adopt SFAS No. 131 in its fiscal year 1999.

Item 8.      Financial Statements and Supplementary Data
-------      -------------------------------------------

                      Report of Independent Public Accountants
                      ----------------------------------------

To the
 Shareholders and
 Board of Directors of
 AMREP Corporation:


We have audited the accompanying consolidated balance sheets of AMREP Corporation and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II accompanying the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
June 26, 1998

                    AMREP CORPORATION AND SUBSIDIARIES
                    ----------------------------------
               CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
               -----------------------------------------
                        APRIL 30, 1998 AND 1997
                        -----------------------
                     (Dollar amounts in thousands)



                        ASSETS                            1998          1997
                        ------                         ----------    ----------

CASH AND CASH EQUIVALENTS                              $   20,517    $   16,178

RECEIVABLES, net:
  Real estate operations                                   11,107        10,486
  Magazine circulation operations                          57,408        43,015

REAL ESTATE INVENTORY                                      99,904        92,515

OTHER REAL ESTATE INVESTMENTS                               1,497         4,893

PROPERTY, PLANT AND EQUIPMENT,
  at cost, net of accumulated
  depreciation and amortization                            17,658        18,974

OTHER ASSETS                                               15,473        14,059

EXCESS OF COST OF SUBSIDIARIES
  OVER NET ASSETS ACQUIRED, net                             6,204         5,191
                                                       ----------    ----------
   TOTAL ASSETS                                        $  229,768    $  205,311
                                                       ==========    ==========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
               CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
               -----------------------------------------
                        APRIL 30, 1998 AND 1997
                        -----------------------
            (Dollar amounts in thousands, except par value)


         LIABILITIES AND SHAREHOLDERS' EQUITY             1998          1997
         ------------------------------------         -----------    ----------

ACCOUNTS PAYABLE, DEPOSITS AND
  ACCRUED EXPENSES                                     $   40,352    $   30,081

NOTES PAYABLE:
  Amounts due within one year                              28,511        24,833
  Amounts subsequently due                                 55,737        54,991

TAXES PAYABLE:
  Amounts due within one year                               4,616           512
  Amounts subsequently due (including interest)            13,923        13,923

DEFERRED INCOME TAXES                                       2,589         5,137

   TOTAL LIABILITIES                                      145,728       129,477

COMMITMENTS AND CONTINGENCIES  (Notes 10 and 11)

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value;
   shares authorized--20,000,000;
   shares issued --7,398,677 in 1998 and 1997                 740           740
  Capital contributed in excess of par value               44,928        44,928
  Retained earnings                                        38,552        30,346
  Treasury stock, at cost; 30,027 shares                     (180)         (180)
                                                       ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                              84,040        75,834
                                                       ----------    ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  229,768    $  205,311
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

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
            (Amounts in thousands, except per share amounts)

                                                    Year Ended April 30,
                                           ------------------------------------
                                              1998         1997          1996
                                           ---------    ---------     ---------
   REVENUES:
     Real estate operations-
      Home and condominium sales           $  79,730    $  68,647     $  89,697
      Land sales                              25,102       16,891         8,901
                                           ---------    ---------     ---------
                                             104,832       85,538        98,598

     Magazine circulation operations          56,939       54,152        57,149
     Interest and other operations             9,597        6,699         6,055
                                           ---------    ---------      --------
                                             171,368      146,389       161,802
                                           ---------    ---------      --------

   COSTS AND EXPENSES:
     Real estate cost of sales                82,660       69,418        78,401
     Operating expenses-
      Magazine circulation operations         43,835       43,966        45,785
      Real estate commissions and selling      7,424        6,850         6,373
      Other operations                         4,680        6,635         6,376
     General and administrative-
      Real estate operations and corporate     8,031        7,322         9,573
      Magazine circulation operations          6,657        6,428         6,728
     Interest, net                             4,404        4,050         3,925
                                           ---------     --------      --------
                                             157,691      144,669       157,161
                                           ---------     --------      --------
   INCOME BEFORE INCOME TAXES                 13,677        1,720         4,641

   PROVISION  (BENEFIT) FOR INCOME TAXES       5,471       (5,562)        1,856
                                           ---------    ---------     ---------
   NET INCOME                              $   8,206    $   7,282     $   2,785
                                           =========    =========     =========
   EARNINGS PER SHARE - BASIC AND DILUTED  $    1.11    $    0.99     $    0.38
                                           =========    =========     =========
   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                       7,369        7,369         7,384
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


                                                 Capital
                                               Contributed
                               Common Stock     In Excess              Treasury
                             ----------------      of       Retained   Stock at
                             Shares    Amount   Par Value   Earnings     Cost     Total
                             ------    ------   ---------  ---------   --------   --------

BALANCE, April 30, 1995       7,394    $  739   $  44,903  $  20,279    $     -   $ 65,921

  Net income                      -         -           -      2,785          -      2,785

  Exercise of stock options       5         1          25          -          -         26

  Treasury stock purchased        -         -           -          -       (180)      (180)
                              -----    ------   ---------  ---------    -------   --------

BALANCE, April 30, 1996       7,399       740      44,928     23,064       (180)    68,552

  Net income                      -         -           -      7,282          -      7,282
                              -----    ------   ---------  ---------    -------   --------

BALANCE, April 30, 1997       7,399       740      44,928     30,346       (180)    75,834

  Net income                      -         -           -      8,206          -      8,206
                              -----    ------   ---------  ---------    -------   --------

BALANCE, April 30, 1998       7,399    $  740   $  44,928  $  38,552    $  (180)  $ 84,040

                              =====    ======   =========  =========    =======    ========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  AMREP CORPORATION AND SUBSIDIARIES
                  -----------------------------------
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                         (Amounts in thousands)
                                                        Year Ended April 30,
                                                --------------------------------
                                                  1998         1997       1996
                                                ---------  ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   8,206   $  7,282   $  2,785
  Adjustments to reconcile net income
   to net cash (used) provided by operating
   activities-
   Depreciation and amortization                    3,259      2,743      2,309
   Gain from exchange of real estate inventory          -       (579)         -
       for accounts payable
   Changes in assets and liabilities,
       excluding the effect of acquisition-
     Receivables - net                            (14,753)    (3,896)       250
     Real estate inventory                         (7,389)   (12,673)     1,257
     Other real estate investments                  3,396      3,318      3,411
     Other assets                                  (1,777)      (757)      (223)
     Accounts payable, deposits and accrued
       expenses                                    10,224        168       (978)
     Taxes payable                                  4,104     12,135      1,943
     Deferred income taxes                         (2,548)   (20,703)      (680)
                                                ---------   --------   --------
      Net cash (used) provided by operating
         activities                                 2,722    (12,962)    10,074
                                                ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (1,998)    (3,900)    (5,358)
  Book value of property, plant and equipment
    sold                                            1,393          -        861
  Amount paid for acquisition                      (2,202)         -          -
                                                ---------   --------   --------
      Net cash used by investing activities        (2,807)    (3,900)    (4,497)
                                                ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                     55,212     66,225     28,226
  Principal debt payments                         (50,788)   (40,792)   (35,488)
  Proceeds from the sale of stock and exercise
   of stock options                                     -          -         26
                                                ---------   --------   --------
      Net cash provided (used) by financing
        activities                                  4,424     25,433     (7,236)
                                                ---------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      4,339      8,571     (1,659)

CASH AND CASH EQUIVALENTS, beginning of year       16,178      7,607      9,266
                                                ---------   --------   --------
CASH AND CASH EQUIVALENTS, end of year          $  20,517   $ 16,178   $  7,607
                                                =========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts capitalized    $   4,093   $  3,903   $  3,634
                                                =========   ========   ========
  Income taxes paid                             $   3,952   $  2,673   $    553
                                                =========   ========   ========

  Acquisition of real estate assets:
   Identifiable assets acquired                 $   1,168   $      -   $      -
   Excess of cost over net assets acquired          1,081          -          -
   Liabilities assumed                                (47)         -          -
                                                ---------   --------   --------
      Amount paid for acquisition               $   2,202   $      -   $      -
                                                =========   ========   ========

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

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
      -------------------------------------------------------------------

      Principles of consolidation
      ---------------------------

The consolidated financial statements include the accounts of AMREP Corporation ("Company"), an Oklahoma corporation, and its subsidiaries. The Company, through its principal subsidiaries, AMREP Southwest Inc. and Kable News Company, Inc. ("Kable") , is a regional builder of single-family homes and land developer with operations throughout the western United States, with principal operations in New Mexico, California and Colorado, and also distributes magazines to wholesalers and provides subscription fulfillment and other services to publishers. The Company's investments in partnerships (and similar entities), in which the Company's interest is 50% or less, or in which the Company does not effectively control the joint venture, are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format, since the Company operates in the real estate industry and its operating cycle is greater than one year.

      Home and condominium sales
      --------------------------

Sales of homes and condominiums and related costs and expenses are recognized when title and other attributes of ownership have been conveyed to the buyer by means of a closing.

      Land sales
      ----------

Land sales are recognized when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged and title and other attributes of ownership have been conveyed to the buyer by means of a closing. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price. In the event the buyer defaults on his obligation, the property is taken back into inventory at its receivable balance, net of any deferred profit, but not in excess of fair market value less estimated costs to sell.

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

      Cash and cash equivalents
      -------------------------

Cash equivalents consist of short term, highly liquid investments which have an original maturity of ninety days or less, and that are readily convertible into cash.

      Real estate inventory
      ---------------------

Homes and condominiums completed or under construction are stated at the lower of accumulated cost, including interest costs capitalized during construction, or fair value.

Land and improvements are stated at the lower of accumulated cost (except in certain instances where property is repossessed as discussed above under "Land sales") which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes, or fair value.

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

      Excess of cost of subsidiaries over net assets acquired
      -------------------------------------------------------

The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed is carried as an asset. The portion of this amount that arose in connection with the acquisition of Kable ($5,191,000) , is not being amortized to operations since this acquisition was made prior to the effective date of APB Opinion No. 17, and management is of the opinion that there has been no diminution of value. The remaining $1,081,000 arose in connection with the acquisition of certain real estate assets during 1998, and is being amortized over ten years. Amortization expense was $68,000 in 1998.

      Income taxes
      ------------

Income taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

      Earnings per share
      ------------------

Basic earnings per share outstanding is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed assuming the issuance of common shares for all dilutive stock options outstanding (using the treasury stock method) during the reporting period. SFAS No. 128, "Earnings Per Share", requires restatement of all prior period earnings per share information. As there are no differences in the calculations of earnings per share for prior periods, no restatement is required.

      Stock options
      -------------

The Company grants stock options to certain employees and directors for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has adopted the disclosure-only provisions of SFAS No. 123 (see Note 8).

      Impairment of long-lived assets
      -------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", established standards for the recognition and measurement of impairment losses on long-lived assets. The Company adopted SFAS No. 121 in the first quarter of fiscal 1997. The adoption did not result in the recognition of an impairment loss.

      Management's estimates and assumptions
      --------------------------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Recent accounting pronouncements
      --------------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly, and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company will adopt SFAS No. 131 in its fiscal year 1999.

      Financial statement presentation
      --------------------------------

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1998 presentation.

(2)   RECEIVABLES:
      ------------

Receivables consist of:                         April 30,
                                        -----------------------
                                           1998          1997
                                        ---------     ---------
                                               (Thousands)
Real estate operations-
  Mortgage and other receivables        $  11,011     $  10,658
  Allowance for doubtful accounts            (291)         (690)
                                        ---------     ---------
                                           10,720         9,968
  Mortgages securing collateralized
   mortgage obligations (see Note 7)          387           518
                                        ---------     ---------
                                        $  11,107     $  10,486
                                        =========     =========
Magazine circulation operations-
  Accounts receivable (maturing within
   one year)                            $ 113,649     $  96,337
  Allowances for-
   Estimated returns                      (54,738)      (52,059)
   Doubtful accounts                       (1,503)       (1,263)
                                        ---------     ---------
                                        $  57,408     $  43,015
                                        =========     =========

Mortgage and other receivables bear interest at rates ranging from 8.0% to 12.0% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line-of-credit utilized for the magazine circulation operations (see Note 7).

The Company extends credit to various companies in the real estate and magazine circulation industries which may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. The Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, to be secured by collateral, and to provide an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial information.

Maturities of principal on real estate receivables, exclusive of mortgages securing collateralized mortgage obligations, at April 30, 1998 are as follows (in thousands): 1999 - $8,422; 2000 - $1,053; 2001
- $226; 2002 - $24; 2003 -  $166; 2004 and thereafter - $1,120.

(3)  REAL ESTATE INVENTORY:
     ----------------------

Real estate inventory consists of:
                                                        April 30,
                                                  ----------------------
                                                     1998        1997
                                                  ---------    ---------
                                                       (Thousands)
Land and improvements held for sale or
 development, net of valuation allowance of
 $1,880 at April 30, 1998 and $2,459 at April
 30, 1997                                         $  63,839    $  69,438
Homes and condominiums-
 Land and improvements                               15,037        7,930
 Construction costs                                  21,028       15,147
                                                  ---------    ---------
                                                  $  99,904    $  92,515
                                                  =========    =========

Accumulated capitalized interest costs included in real estate inventory at April 30, 1998 and 1997 were $5,716,000 and $4,962,000, respectively. Interest costs capitalized during 1998, 1997 and 1996 were $3,226,000, $2,543,000 and $1,980,000, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 1998 and 1997 were $5,635,000 and $5,724,000, respectively. Real estate taxes capitalized during 1998, 1997 and 1996 were $165,000, $157,000 and $166,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $2,726,000, $1,741,000 and $1,272,000 in 1998, 1997 and 1996, respectively.

(4)   OTHER REAL ESTATE INVESTMENTS:
      ------------------------------

Investments in other real estate projects principally consist of the following:

                                                         April 30,
                                                   --------------------
                                                     1998         1997
                                                   ---------   --------
                                                        (Thousands)

Unconsolidated joint ventures                      $     766   $      -
Consolidated joint venture                               731      2,540
The Classic limited partnership interest                   -      2,353
                                                   ---------   --------
                                                   $   1,497   $  4,893
                                                   =========   ========

      Unconsolidated Joint Ventures
      -----------------------------

The Company participates in a number of joint ventures in which it does not have management control. These joint ventures are primarily engaged in the development, construction and sale of single-family or multi-family residential properties. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows (in thousands):

                                                         April 30,
                                                   --------------------
                                                     1998         1997
                                                   ---------   --------
                                                        (Thousands)

Cash                                               $      83   $    200
Receivables                                            1,090          -
Inventories                                            8,506          -
                                                   ---------   --------
        Total Assets                               $   9,679   $    200
                                                   =========   ========

Mortgages and notes payable                        $   8,100   $      -
Other liabilities                                        755          -
Equity of:
   The Company                                           766        100
   Others                                                 58        100
                                                   ---------   --------
        Total Liabilities and Equity               $   9,679   $    200
                                                   =========   ========

The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. A subsidiary of the Company has guaranteed these mortgages payable, as well as an additional $1,743,000 of mortgage debt on a project which the Company is a non-equity participant.

                                                   Year Ended April 30,
                                                  ----------------------
                                                     1998        1997
                                                  ---------    ---------
                                                       (Thousands)

Revenues                                          $   5,729    $  16,273
Cost of sales                                         5,680       15,277
Other expenses - net                                    472            -
                                                  ---------    ---------
       Total pretax income (loss)                 $    (423)   $     996
                                                  =========    =========
       The Company's share of pretax income (loss)$    (100)   $     498
                                                  =========    =========

The Company's share of 1998 pretax loss includes management fees earned from unconsolidated joint ventures.

      Consolidated Joint Venture
      --------------------------

A wholly-owned subsidiary of the Company has a 50% general partnership interest in a real estate project which was formed to develop and market a 380 unit condominium housing project in Freehold, New Jersey. This subsidiary also has a 75% ownership interest in a related construction company. As a result, the financial statements of these entities are included in the Company's consolidated financial statements. The investment in this asset at April 30, 1998 and 1997, principally represents net inventories; all project financing has been repaid. As of April 30, 1998, this project is substantially complete.

Accumulated capitalized interest costs included in this project at April 30, 1998 and 1997 were $241,000 and $509,000, respectively.
Interest costs capitalized during 1998, 1997 and 1996 were $454,000, $463,000 and $442,000, respectively. Previously capitalized interest costs charged to real estate cost of sales were $722,000, $918,000 and $1,211,000 in 1998, 1997 and 1996, respectively.

      The Classic
      -----------

A subsidiary of the Company has been a 50% limited partner in a 300 unit congregate living facility in West Palm Beach, Florida, which was completed in 1991. During 1998, this facility was sold to an unrelated party, and the Company recognized a gain of approximately $3.0 million upon the sale of this asset and distribution of cash to the Company. This gain is included in "Interest and other operations" in the accompanying consolidated statements of income.

(5)   PROPERTY, PLANT AND EQUIPMENT:
      ------------------------------

Property, plant and equipment consists of:
                                               April 30,
                                        ----------------------
                                           1998         1997
                                        ---------    ---------
                                              (Thousands)

Land, buildings and improvements        $   9,705    $  11,461
Furniture and fixtures                     11,594       11,914
Utility plant and equipment                 8,645        7,506
Other                                         974        1,625
                                        ---------    ---------
                                           30,918       32,506
Accumulated depreciation and
 amortization                             (13,260)     (13,532)
                                        ---------    ---------
                                        $  17,658    $  18,974
                                        =========    =========

Depreciation charged to operations amounted to $1,940,000, $1,816,000 and $1,630,000 in 1998, 1997 and 1996, respectively.

(6)   OTHER ASSETS:
      -------------

Other assets are comprised of:
                                               April 30,
                                        ------------------------
                                           1998         1997
                                        -----------  -----------
                                             (Thousands)

Prepaid expenses and other deferred
 charges, net                           $   7,053    $   6,325
Purchased magazine distribution
 contracts, net of accumulated
 amortization of $2,033 and $1,605
 in 1998 and 1997, respectively             2,246        2,674
Security deposits                           2,962        2,480
Escrow monies and collateral deposits         833          930
Real estate advances and deposits             754            -
Other                                       1,625        1,650
                                        ---------    ---------
                                        $  15,473    $  14,059
                                        =========    =========

Amortization related to deferred charges and distribution contracts was $1,251,000, $913,000 and $679,000 for the years ended April 30, 1998,
1997 and 1996, respectively.

(7)   DEBT FINANCING:

Debt financing consists of:
                                                April 30,
                                          ----------------------
                                            1998         1997
                                          ---------    ---------
                                               (Thousands)
Notes payable -
  Line-of-credit borrowings -
   Real estate operations and other       $  24,659    $  27,146
   Magazine circulation operations           35,552       34,377
  Mortgages and other notes payable          22,923       16,258
  Fixed rate note                                 -          564
  Utility note payable                          773          950
  Collateralized mortgage obligations
   (see Note 2)                                 341          529
                                          ---------    ---------
                                          $  84,248    $  79,824
                                          =========    =========

Maturities of principal on notes payable at April 30, 1998 are as follows (in thousands): 1999 - $28,511; 2000 - $9,735; 2001 - $40,431;
2002 - $3,090; 2003 -  $133; 2004  and thereafter - $2,348.

      Line-of-credit borrowings
      -------------------------

The Company has several loan arrangements with various financial institutions to support real estate operations. These loans have a total maximum amount available of approximately $54.1 million of which borrowings of $24.7 million were outstanding against collateral of an equal amount as of April 30, 1998. These borrowings, which have maturities ranging from fiscal 1999 through fiscal 2002, bear interest ranging from the prime rate (8.5% at April 30, 1998) plus .75% to 1.75% (with a weighted average effective rate of interest of approximately 9.6% at April 30, 1998), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The Company was not in compliance with a performance covenant on one loan at April 30, 1998, for which it has obtained a waiver. The president of one of the Company's subsidiaries, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which $22.6 million of these lines-of-credit were obtained.

At April 30, 1998, the Company had drawn $35.5 million against an additional $37.0 million line-of-credit arrangement which is generally restricted to magazine circulation operations. Borrowings under this line-of-credit agreement bear interest at the prime rate plus .5% or, at the Company's option, at LIBOR plus 2.75%, and are collateralized by accounts receivable arising from magazine circulation operations. This agreement also contains various financial performance and other restrictive covenants which, among other things, limit the payment of dividends, annual capital expenditures and loans from the magazine circulation subsidiary to the Company. Borrowings pursuant to this line-of-credit agreement are due August 31, 2000.

The Company anticipates renewing, extending or replacing certain of these loan agreements as they become due in fiscal 1999.

      Mortgages and other notes payable
      ---------------------------------

Mortgages and other notes payable had interest rates ranging from 6.4% to 11.5% at April 30, 1998, and are primarily collateralized by property, plant and equipment and certain land inventory. These borrowings have maturities ranging from fiscal 1999 through fiscal 2013.

      Utility note payable
      --------------------

The Company has a note in the amount of $773,000 at April 30, 1998, maturing November 1, 2001 with monthly installments of principal and interest at 1.5% above the prime rate. This note is collateralized by certain utility plant and equipment and other utility assets.

      Collateralized mortgage obligations
      -----------------------------------

Collateralized mortgage obligations (CMO's), with original principal balances aggregating $13,750,000, were issued in fiscal year 1986 through 1988, through an unrelated financial intermediary. Interest rates range from 8.0% to 13.9% per annum, with stated maturities, assuming no prepayments, from January, 2015 to October, 2017. Actual maturities vary to the extent of principal prepayments on the mortgage loans collateralizing the CMO's. These CMO's are collateralized only by the principal and the accrued interest receivable (see Note 2) of the related mortgage loans.

(8)   BENEFIT PLANS:
      --------------

      Stock option plans
      ------------------

Under the Company's 1992 Stock Option Plan, 311,750 shares are reserved for issuance to officers and other key employees. Options may be granted in such amounts, at such times, and with such exercise prices as the stock option committee may determine. The Non-Employee Directors Option Plan has 42,000 shares reserved for issuance and provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant. The 1982 Incentive Option Plan expired during fiscal year 1996. A summary of activity in the Company's stock option plans is as follows:

                                       Year Ended April 30,
                               -------------------------------------
                                  1998         1997         1996
                               -----------  -----------  -----------
Common stock options
 outstanding at beginning of
 year                             85,500      121,000      225,600

Granted at $5.19 to $6.59 per     42,500        3,500        3,000
 share

Options exercised at $4.75 to
 $5.88 per share                       -            -       (5,000)

Expired or cancelled             (77,500)     (39,000)     (102,600)
                               -----------  -----------  -----------
Common stock options
 outstanding at end of year       50,500       85,500      121,000
                               ===========  ===========  ===========
Available for future grant at
 year end                        303,250      272,250      201,750
                               ===========  ===========  ===========

At April 30, 1998, options to purchase 40,000 shares under the 1992 Stock Option Plan and 10,500 shares under the Non-Employee Directors Option Plan were outstanding at exercise prices ranging from $5.19 to $8.88 per share, and 271,750 and 31,500 shares were available for future grant, respectively. Outstanding options heretofore granted are exercisable over a three to four year period beginning one year from date of grant. As of April 30, 1998, 8,000 options were exercisable under the Company's stock option plans.

Stock options granted have been issued at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

      Savings plans
      -------------

The Company has two savings plans to which the Company makes contributions. The plans were amended during 1998 to provide for standard contributions of 33.3% of eligible employees' defined contributions up to a maximum of 2% of such employees' compensation. Additional amounts may be contributed with the approval of the Company's Board of Directors. The Company's contributions to the plans amounted to approximately $268,000, $129,000 and $142,000, in 1998,
1997 and 1996, respectively.

      Retirement plans
      ----------------

The Company has two retirement plans which cover substantially all full-time employees. During fiscal 1998, the Company's pension plans were amended to revise the form of benefit payment determination from that of a defined benefit plan formula based upon length of service and a percentage of qualifying compensation to one based upon a percentage of the employee's annual salary. In 1998, 1997 and 1996, the Company contributed $231,000, $1,190,000 and $1,077,000, respectively, to the plans. Assets are invested primarily in United States Treasury obligations, equity and debt securities and money market funds. Net periodic pension cost for 1998, 1997 and 1996 was comprised of the following components:

                                        Year Ended April 30,
                               ------------------------------------
                                  1998          1997          1996
                               ---------     ---------    ---------
                                             (Thousands)
Service cost - benefits
  earned during the period     $     994     $   1,156    $   1,045
Interest cost on projected
  benefit obligation               1,716         1,720        1,593
Actual return on assets           (4,820)       (1,817)      (2,792)
Net amortization and deferral      2,694          (187)       1,134
                               ---------     ---------    ---------
Net periodic pension cost      $     584     $     872    $     980
                               =========     =========    =========

Assumptions used in the accounting were:

                                         Year Ended April 30,
                               ------------------------------------------
                                   1998          1997           1996
                               -------------  ------------  -------------

Discount rates                     7.25%          8.00%         8.00%
Rates of increase in
 compensation levels                N/A        4.50-5.00%    4.50-5.00%
Expected long-term rate of
 return on assets               8.00-9.00%     8.00-9.00%    8.00-9.00%

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                     April 30,
                                               --------------------
                                                 1998        1997
                                               --------    --------
                                                    (Thousands)
Actuarial present value of benefit obligations:
   Vested benefit obligation                   $ 21,688    $ 18,312
                                               ========    ========
   Accumulated benefit obligation              $ 22,471    $ 19,504
                                               ========    ========
   Projected benefit obligation                $ 22,471    $ 23,729
Assets at fair value                             27,133      23,283
                                               --------    --------
Excess of projected benefit obligation over
 assets                                           4,662        (446)
Unrecognized net loss                                14       1,744
Unrecognized prior service cost benefit          (3,779)        (48)
Unrecognized net transition liability                52          52
                                               --------    --------
Prepaid pension cost                           $    949    $  1,302
                                               ========    ========

(9)  INCOME TAXES:
     -------------

The provision (benefit) for income taxes consists of the following:
                                               Year Ended April 30,
                                       -----------------------------------
                                         1998          1997         1996
                                       ---------    ---------    ---------
                                                    (Thousands)
Current:
  Federal                              $   6,925    $  13,187    $   2,414
  State and local                          1,094        1,954          123
                                       ---------    ---------    ---------
                                           8,019       15,141        2,537
                                       ---------    ---------    ---------
Deferred:
  Federal                                 (2,177)     (18,753)        (582)
  State and local                           (371)      (1,950)         (99)
                                       ---------    ---------    ---------
                                          (2,548)     (20,703)        (681)
                                       ---------    ---------    ---------
Total provision (benefit) for income
taxes                                  $   5,471    $  (5,562)   $   1,856
                                       =========    =========    =========

The components of the net deferred income tax liability are as follows:

                                                       April 30,
                                               ------------------------
                                                  1998           1997
                                               ---------      ---------
                                                      (Thousands)
Deferred income tax assets-
   State tax loss carryforwards                $   4,716      $   4,061
   Real estate inventory valuation                 1,127          1,426
   Interest payable on tax settlements             2,229          2,233
   Real estate basis differences                     508            531
   Reserve for periodicals and paperbacks            596           (228)
   Differences related to timing of
     partnership income                              871         (1,819)
                                               ---------      ---------
   Total deferred income tax assets               10,047          6,204
                                               ---------      ---------

Deferred income tax liabilities-
   Gain on partnership restructuring                (473)          (473)
   Depreciable assets                             (2,563)        (1,513)
   Expenses capitalized for financial
    reporting purposes, expensed for tax          (2,518)        (2,234)
   Other                                          (2,976)        (3,998)
                                               ---------      ---------
   Total deferred income tax liability            (8,530)        (8,218)
                                               ---------      ---------

   Valuation allowance for realization of
    state tax loss carryforwards                  (4,106)        (3,123)
                                               ---------      ---------
 Net deferred income tax liability             $  (2,589)     $  (5,137)
                                               =========      =========

The following table reconciles taxes computed at the U.S. federal statutory income tax rate to the Company's actual tax provision
(benefit):

                                              Year Ended April 30,
                                     ------------------------------------
                                        1998          1997          1996
                                     ---------     ---------    ---------
                                                   (Thousands)
Computed tax provision at
 statutory rate                      $   4,787     $     585    $   1,578
Increase (reduction) in tax
 resulting from:
   State income taxes, net of
    federal income tax effect              809           117          269
   Net reduction in deferred tax
    liability as a result of IRS
    settlement                               -        (6,250)           -
   Other                                  (125)          (14)           9
                                     ---------     ---------    ---------

Actual tax provision (benefit)       $   5,471     $  (5,562)   $   1,856
                                     =========     =========    =========

During 1997, the Company reached an agreement with the Internal Revenue Service ("IRS") which resolved all outstanding issues resulting from the IRS's audit of the years 1984 through 1989. As a result, the Company paid an assessment of approximately $200,000 for federal taxes, and anticipates no significant further payments for either state or federal taxes (including interest) for those years. Furthermore, the Company adjusted Deferred Income Taxes, pursuant to SFAS No. 109, to reflect a reduction in taxes ultimately expected to be payable and a reduction in federal income tax rates for deferred taxes established at rates in effect prior to 1987. In addition, the Company determined the amount of additional taxes that would be due pursuant to IRS examinations for the years 1990 through 1995 in order to achieve a tax treatment consistent with the 1997 agreement with the IRS with respect to the years 1984 through 1989. Accordingly, in 1997 the Company reclassified a portion of the deferred tax liability which had been established in prior years with regard to the reserve for periodicals and paperbacks in the amount of $13.9 million, by establishing an equivalent liability for income taxes (including anticipated interest thereon through the expected date of payment) which are expected to be paid at varying times over the next several years.

(10)  COMMITMENTS AND CONTINGENCIES:
      ------------------------------

      Revenue agent review
      --------------------

The IRS is in the process of reviewing the Company's tax returns for the years 1990 through 1996. While the Company cannot be totally certain of the results of these audits, it has made certain reclassifications in 1997 between Deferred Income Taxes and Taxes Payable, as discussed in Note 9, to reflect adjustments similar to those agreed upon with the IRS in reaching agreement on the 1984 through 1989 tax returns with regard to the reserve for periodicals and paperbacks.

      Noncancellable leases
      ---------------------

The Company is obligated under long-term noncancellable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 1998, 1997 and 1996 was approximately $5,195,000, $5,215,000 and $5,195,000, respectively.

The approximate minimum rental commitments for years subsequent to April 30, 1998, are as follows (in thousands): 1999 - $4,147; 2000 - $2,338; 2001 - $1,600; 2002 - $1,143; 2003 - $901; thereafter - $1,143;
and the total future minimum rental payments - $11,272.

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

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS:
      ------------------------------------

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates changes. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables is $7.4 million, versus a carrying amount of $7.5 million, and $5.7 million versus $6.3 million, respectively, at April 30, 1998 and April 30, 1997. The estimated fair value of the Company's long-term, fixed-rate notes payable is $15.8 million, which equals the carrying amount as of April 30, 1998, and $8.0 million versus a carrying amount of $8.1 million as of April 30, 1997.

(13)  PROPOSED SPIN-OFF:
      ------------------

In May 1998, the Company filed a request for a ruling from the IRS in order to enable it to spin-off its real estate operations to its shareholders on a tax free basis. A favorable response from the IRS is by no means certain, and there are a number of other conditions to the implementation of the spin-off. If these prerequisites are met, the Company anticipates requesting shareholder approval for a pro rata distribution of the stock of AMREP Southwest Inc. to its shareholders in the second half of fiscal 1999.

There is no effect on the Company's financial statements at this time. If and when (i) a favorable response is received from the IRS; (ii) the Company's Board of Directors approves submitting the matter to a vote for shareholder approval; and (iii) it appears probable that shareholders will approve the matter, the Company's financial statements would be restated to present real estate operations as a discontinued operations for all periods presented. There would be no effect on reported net income.

(14)  INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
      INDUSTRY SEGMENTS:
      -------------------------------------------------------

The Company reports information with respect to industry segments in accordance with SFAS No. 14.

The Company operates principally in two industries, real estate and magazine circulation operations. Real estate operations involve the construction and sale of single-family homes, condominiums and other projects, as well as the subdivision of large tracts of land for sale to individuals, builders and others. Magazine circulation operations involve national and international distribution of periodicals and paperback books, and subscription fulfillment and related activities on behalf of various publishers and other clients. Total revenue by industry includes revenues from unaffiliated customers as reported in the accompanying consolidated statements of income. Operating income represents total revenue less operating expenses.

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

The following schedules set forth summarized data relative to the industry segments:


                          Real       Magazine
                         Estate    Circulation     Other
                       Operations   Operations    Operations   Corporate    Eliminations   Consolidated
                       ----------   ----------    ----------   ---------    ------------   ------------
1998 (Thousands):
  Net revenues
   from
   unaffiliated
   customers           $ 113,472    $  56,939     $     957    $      -      $       -      $ 171,368
  Intersegment
   revenues                    -            -            18           -            (18)             -
                       ---------    ---------     ---------    --------      ---------      ---------
   Total revenue       $ 113,472    $  56,939     $     975    $      -      $     (18)     $ 171,368
                       =========    =========     =========    ========      =========      =========
  Operating
   income              $  14,189    $   6,447     $     160    $      -      $     (18)     $  20,778
                       =========    =========     =========    ========      =========
  Corporate expenses                                                                           (2,697)
  Interest                                                                                     (4,404)
                                                                                            ---------
     Income before
      provision for
      income taxes                                                                          $  13,677
                                                                                            =========
  Identifiable
   assets at
   April 30,
   1998               $ 140,873     $  82,321     $     177    $  6,397     $       -       $ 229,768
                      =========     =========     =========    ========     =========       =========
  Identifiable
   depreciation       $     597     $   1,316     $       3    $     24     $       -       $   1,940
                      =========     =========     =========    ========     =========       =========
  Identifiable
   capital
   expenditures       $   1,254     $     744     $       -    $      -     $       -       $   1,998
                      =========     =========     =========    ========     =========       =========

1997 (Thousands):
  Net revenues
   from
   unaffiliated
   customers          $  91,250     $  54,152     $     987    $       -    $       -       $ 146,389
  Intersegment
   revenues                   -             -            72            -          (72)              -
                      ---------     ---------     ---------    ---------    ---------       ---------
   Total revenue      $  91,250     $  54,152     $   1,059    $       -    $     (72)      $ 146,389
                      =========     =========     =========    =========    =========       =========
  Operating
   income             $   4,548     $   3,758     $     133    $       -    $     (72)      $   8,367
                      =========     =========     =========    =========    =========
  Corporate expenses                                                                           (2,597)
  Interest                                                                                     (4,050)
                                                                                            ---------
     Income before
      provision for
      income taxes                                                                          $   1,720
                                                                                            =========
  Identifiable
   assets at
   April 30,
   1997               $ 132,544    $  71,384      $     172    $   1,211    $       -       $ 205,311
                      =========    =========      =========    =========    =========       =========
  Identifiable
   depreciation       $     741    $   1,045      $       3    $      27    $       -       $   1,816
                      =========    =========      =========    =========    =========       =========
  Identifiable
   capital
   expenditures       $   1,730    $   2,170      $       -    $       -    $       -       $   3,900
                      =========    =========      =========    =========    =========       =========






                          Real       Magazine
                         Estate    Circulation     Other
                       Operations   Operations    Operations   Corporate    Eliminations   Consolidated
                       ----------   ----------    ----------   ---------    ------------   ------------
1996 (Thousands):
  Net revenues
   from
   unaffiliated
   customers           $ 103,747    $  57,149     $     906    $      -      $       -      $ 161,802
  Intersegment
   revenues                    -            -            72           -            (72)             -
                       ---------    ---------     ---------    --------      ---------      ---------
   Total revenue       $ 103,747    $  57,149     $     978    $      -     $      (72)     $ 161,802
                       =========    =========     =========    ========      =========      =========
  Operating
   income              $   8,313    $   4,635     $     119    $      -     $      (72)     $  12,995
                       =========    =========     =========    ========      =========
  Corporate expenses                                                                           (4,429)
  Interest                                                                                     (3,925)
                                                                                            ---------
     Income before
      provision for
      income taxes                                                                          $   4,641
                                                                                            =========
  Identifiable
   assets at
   April 30,
   1996               $ 121,646     $  57,937     $     342    $  1,871     $       -       $ 181,796
                      =========     =========     =========    ========     =========       =========
  Identifiable
   depreciation       $     694     $     890     $       3    $     43     $       -       $   1,630
                      =========     =========     =========    ========     =========       =========
  Identifiable
   capital
   expenditures       $   2,713     $   2,624     $       -    $     21     $       -       $   5,358
                      =========     =========     =========    ========     =========       =========

Selected Quarterly Financial Data (Unaudited)

                            (In thousands of dollars, except per share
                                             amounts)
                                          Quarter Ended
                           ---------------------------------------------------
                            July 31,    October 31,    January 31,    April 30,
                              1997         1997           1998           1998
                           ---------   -----------    -----------    ---------
Revenues                   $  37,795    $  43,540      $  46,849     $  43,184

Gross Profit                   7,086       10,845         13,591         8,671

Net Income                 $     505    $   2,539      $   4,142     $   1,020
                           =========    =========      =========     =========
Earnings Per Share -

    Basic and Diluted      $    0.07    $    0.34      $    0.56     $    0.14
                           =========    =========      =========     =========

                                          Quarter Ended
                           ---------------------------------------------------
                            July 31,    October 31,    January 31,    April 30,
                              1996         1996           1997           1997
                           ---------   -----------    -----------    ---------

Revenues                   $  34,408    $  33,230      $  36,761     $  41,990

Gross Profit  (A)              6,388        6,468          6,880         6,634

Net Income  (B)            $     403    $     262      $     267     $   6,350
                           =========    =========      =========     =========
Earnings Per Share -

    Basic and Diluted      $    0.05    $    0.04      $    0.04     $    0.86
                           =========    =========      =========     =========

(A)  As discussed in Note 1 of Notes to Consolidated Financial
Statements, certain amounts have been reclassified to conform with the 1998 presentation.

(B) The quarter ended April 30, 1997 reflects an adjustment to Deferred Income Taxes for settlement of 1984 through 1989 tax examinations (see Note 9).

 Item 9.  Changes in and Disagreements with Accountants on
 ------          Accounting and Financial Disclosure.
          ------------------------------------------------

Not Applicable.


                                PART III
                                --------

The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".


                                 PART IV
                                 -------

Item 14.           Exhibits, Financial Statement Schedules, and
--------                Reports on Form 8-K
                   --------------------------------------------

(a) 1. The following financial statements and supplementary financial information are filed as part of this report:

             AMREP Corporation and Subsidiaries:

                    Report of Independent Public Accountants
                    - Arthur Andersen LLP

                    Consolidated Balance Sheets - April 30,
                    1998 and 1997

                    Consolidated Statements of Operations for the Three Years Ended April 30, 1998

                    Consolidated Statements of Shareholders'
                    Equity for the Three Years Ended April 30, 1998

                    Consolidated Statements of Cash Flows for the Three Years Ended April 30, 1998

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

(b)          During the quarter ended April 30, 1998,
Registrant filed no Current Report on Form 8-K.

                               SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               AMREP CORPORATION
                                                  (Registrant)

Dated:  July 27, 1998                          By /s/Mohan Vachani
                                                  ----------------
                                                 Mohan Vachani
                                                 Senior Vice President

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Mohan Vachani                               /s/Nicholas G. Karabots
---------------------------------              ------------------------------
  Mohan Vachani                                  Nicholas G. Karabots
  Director, Senior Vice President,               Director
  Principal Financial Officer and              Dated:  July 27, 1998
  Principal Accounting Officer *
Dated:  July 27, 1998

/s/Jerome Belson                               /s/Albert V. Russo
----------------------------------             -------------------------------
  Jerome Belson                                  Albert V. Russo
  Director                                       Director
Dated:  July 27, 1998                          Dated:  July 27, 1998

/s/Edward B. Cloues, II                        /s/Samuel N. Seidman
----------------------------------             -------------------------------
  Edward B. Cloues, II                           Samuel N. Seidman
  Director                                       Director
Dated:  July 27, 1998                          Dated:  July 27, 1998

/s/Daniel Friedman                             /s/James Wall
----------------------------------             -------------------------------
  Daniel Friedman                                James Wall
  Director                                       Director
Dated:  July 27, 1998                          Dated:  July 27, 1998




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

                                        Additions
                                -----------------------
                                    Charges
                                   (Credits)   Charged
                        Balance at  to Costs  (Credited)               Balance
                        Beginning     and      to Other                 at End
                        of Period   Expenses   Accounts  Deductions   of Period
                        ---------   --------   --------  ----------   ---------

FOR THE YEAR ENDED
  APRIL 30, 1998:

   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet)    $    690    $     143   $    -    $    542(A)  $    291
                       --------    ---------   ------    -----------  --------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet)    $ 53,322    $   3,044   $    -    $    125(A)  $ 56,241
                       --------    ---------   ------    -----------  --------

   Real estate
   valuation
   allowance           $  2,459    $       -   $    -    $    579(B)  $  1,880
                       --------    ---------   ------    -----------  --------

FOR THE YEAR ENDED
  APRIL 30, 1997:

   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet)    $    598    $     135   $    -    $     43(A)  $    690
                       --------    ---------   ------    -----------  --------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet)    $ 53,740    $     706   $    -    $  1,124(A)  $ 53,322
                       --------    ---------   ------    -----------  --------

   Real estate
   valuation
   allowance           $  2,580    $       -   $    -    $    121(B)  $  2,459
                       --------    ---------   ------    -----------  --------

                   AMREP CORPORATION AND SUBSIDIARIES
                   ----------------------------------
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 2 of 2)
     -------------------------------------------------------------
                              (Thousands)



                                       Additions
                                -----------------------
                                    Charges
                                   (Credits)   Charged
                        Balance at  to Costs  (Credited)               Balance
                        Beginning     and      to Other                 at End
                        of Period   Expenses   Accounts  Deductions   of Period
                        ---------   --------   --------  ----------   ---------

FOR THE YEAR ENDED
  APRIL 30, 1996:

   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet)    $    608    $      24   $    -    $     34(A)  $    598
                       --------    ---------   ------    -----------  --------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet)    $ 53,947    $     189   $    -    $    396(A)  $ 53,740
                       --------    ---------   ------    -----------  --------

   Real estate
   valuation
   allowance           $  2,580    $       -   $    -    $         -  $  2,580
                       --------    ---------   ------    -----------  --------

       NOTE:  (A) Uncollectible accounts written off.
              (B) Allowances utilized to reduce inventory valuation.

                                        EXHIBIT INDEX



                      (3)(a)(i)  Articles of
                                 Incorporation, as amended,
                                 filed herewith.


                      (3)(a)(ii) Certificate of Merger,
                                 filed herewith.


                      (3) (b)    By-Laws as restated
                                 September 24, 1997 -
                                 Incorporated by reference to
                                 Exhibit 3 (c) to
                                 Registrant's Quarterly Report
                                 on Form 10-Q for the quarter
                                 ended October 31, 1997.


                      (4) (a)    Amended and Restated Loan
                                 Agreement between American
                                 National Bank and Trust
                                 Company of Chicago and Kable
                                 News Company, Inc. dated as
                                 of October 6, 1995 -
                                 Incorporated by reference to
                                 Exhibit 4 to Registrant's
                                 Quarterly Report on Form
                                 10-Q for the quarter ended
                                 October 31, 1995.


                      (4) (b)    Amendment No. 1, dated
                                 September 26, 1996, to the
                                 Amended and Restated Loan
                                 Agreement, between American
                                 National Bank and Trust
                                 Company of Chicago, and
                                 Kable News Company, Inc. -
                                 Incorporated by reference to
                                 Exhibit 4 to Registrant's
                                 Quarterly Report on Form
                                 10-Q for the quarter ended
                                 October 31, 1996.

                      (4) (c)    Amendment No. 2, dated
                                 December 13, 1996, to
                                 Amended and Restated Loan
                                 Agreement between American
                                 National Bank and Trust
                                 Company of Chicago and Kable
                                 News Company, Inc. -
                                 Incorporated by reference to
                                 Exhibit 4 (a) to
                                 Registrant's Quarterly Report
                                 on Form 10-Q for the quarter
                                 ended October 31, 1997.

                      (4) (d)    Amendment No. 3, dated
                                 September 18, 1997, to
                                 Amended and Restated Loan
                                 Agreement between American
                                 National Bank and Trust
                                 Company of Chicago and Kable
                                 News Company, Inc. -
                                 Incorporated by reference to
                                 Exhibit 4 (b) to
                                 Registrant's Quarterly Report
                                 on Form 10-Q for the quarter
                                 ended October 31, 1997.


                      (10) (a)   1992 Stock Option Plan -
                                 Incorporated by reference to
                                 Exhibit 10 (h) to
                                 Registrant's Annual Report on
                                 Form 10-K for the year ended
                                 April 30, 1997.*


                      (10) (b)   Non-Employee Directors
                                 Option Plan, as amended -
                                 Incorporated by reference to
                                 Exhibit 10 (i) to
                                 Registrant's Annual Report on
                                 Form 10-K for the year ended
                                 April 30, 1997.*


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