Form 10-Q
period 1998-07-31
AMREP CORP
filed 1998-09-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       July 31, 1998
                              -------------------------

                                    OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     -----------------

                       Commission File Number    1-4702
                                             --------------

                                AMREP Corporation
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         Oklahoma                                                   59-0936128
------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York               10022
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


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
Number of Shares of Common Stock, par value $.10 per share, outstanding at September 11, 1998 - 7,368,650.

                       FORM 10-Q
            AMREP CORPORATION AND SUBSIDIARIES

                         INDEX
                         -----



PART I                                                                 PAGE NO.
------
Consolidated Financial Statements:

         Balance Sheets
            July 31, 1998 (Unaudited) and
            April 30, 1998 (Audited)                                       1

         Statements of Operations and Retained Earnings (Unaudited)
            Three Months Ended July 31, 1998 and 1997                      2

         Statements of Cash Flows (Unaudited)
            Three Months Ended July 31, 1998 and 1997                      3

         Notes to Consolidated Financial Statements                        4

Management's Discussion and Analysis                                     5-6



PART II
-------

Other Information                                                          7

Signatures                                                                 8

Exhibit Index                                                              9

                  FORM 10-Q
       AMREP CORPORATION AND SUBSIDIARIES
              Consolidated Balance Sheets
            July 31, 1998 and April 30, 1998
     (Thousands, except par value and number of shares)

                                         July 31, 1998          April 30, 1998
                                       ----------------      -----------------
                                          (Unaudited)              (Audited)
ASSETS
------
Cash and cash equivalents             $       15,189        $          20,517
Receivables, net:
    Real estate operations                    12,620                   11,107
    Magazine circulation operations           61,290                   57,408
Real estate inventory                        106,380                   99,904
Other real estate investments                    766                    1,497
Property, plant and equipment, at cost,
    net of accumulated depreciation
    and amortization of $13,708 at
    July 31, 1998 and $13,260 at
    April 30, 1998                            17,658                   17,658
Other assets                                  14,619                   15,473
Excess of cost of subsidiary over net
   assets acquired net of accumulated
   amortization of $95 at July 31, 1998
   and $68 at April 30, 1998.                  6,177                    6,204
                                       -------------        -----------------
                                      $      234,699        $         229,768
                                       =============        =================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable, deposits and accrued
   expenses                           $       38,420        $          40,352
Notes payable:
    Amounts due within one year               29,700                   28,511
    Amounts subsequently due                  60,505                   55,737
Taxes payable:
    Amounts due within one year                2,720                    4,616
    Amounts subsequently due                  13,923                   13,923
Deferred income taxes                          2,509                    2,589
                                       -------------         ----------------
                                             147,777                  145,728
                                       -------------         ----------------
Shareholders' equity:
    Common stock, $.10 par value;
       shares authorized -- 20,000,000
       shares issued and outstanding
       -- 7,398,677 at July 31, 1998
       and April 30, 1998                        740                      740
Capital contributed in excess of par value    44,928                   44,928
Retained earnings                             41,434                   38,552
Treasury stock, at cost; 30,027 shares          (180)                    (180)
                                       -------------         ----------------
                                              86,922                   84,040
                                       -------------         ----------------
                                      $      234,699        $         229,768
                                       =============         ================

               See notes to consolidated financial statements.

                    FORM 10-Q
         AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
              Three Months Ended July 31, 1998 and 1997
                (Thousands, except per share amounts)

                                            1998                     1997
                                       -------------         ----------------
REVENUES
--------
Real estate operations:
  Home and condominium sales      $          20,848        $         18,869
    Land sales                                9,673                   4,306
                                       -------------         ----------------
                                             30,521                  23,175

Magazine circulation operations              14,250                  13,006
Interest and other operations                 1,452                   1,614
                                       -------------         ----------------

                                             46,223                  37,795
                                       -------------         ----------------


COST AND EXPENSES
-----------------
Real estate cost of sales:
  Home and condominium sales                 18,147                  16,221
  Land sales                                  5,089                   2,342
Operating expenses:
  Magazine circulation operations            10,903                  10,587
  Real estate commissions and selling         1,776                   1,728
  Other operations                              710                   1,559
General and administrative:
  Real estate operations and corporate        1,985                   1,792
  Magazine circulation operations             1,682                   1,569
Interest, net                                 1,128                   1,156
                                       -------------         ----------------

                                             41,420                  36,954
                                       -------------         ----------------
      Income before income taxes              4,803                     841

PROVISION FOR INCOME TAXES                    1,921                     336
                                       -------------         ----------------
NET INCOME                                    2,882                     505

RETAINED EARNINGS, beginning of period       38,552                  30,346
                                       -------------         ----------------
RETAINED EARNINGS, end of period       $     41,434          $       30,851
                                       =============         ================
EARNINGS PER SHARE - BASIC AND DILUTED $       0.39          $         0.07
                                       =============         ================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            7,369                   7,369
                                        ============             ===========

                    See notes to consolidated financial statements.

                    FORM 10-Q
         AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Cash Flows (Unaudited)
        Three Months Ended July 31, 1998 and 1997
                   (Thousands)
                                               1998               1997
                                          -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $      2,882       $        505
                                          -------------     ----------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities -
    Depreciation and amortization                   775                825
    Changes in assets and liabilities -
         Receivables                             (5,395)           (10,799)
         Real estate inventory                   (6,476)               935
         Other real estate projects                 731                874
         Other assets                               570               (738)
         Accounts payable, deposits
           and accrued expenses                  (1,932)             4,208
         Taxes payable                           (1,896)              (326)
         Deferred income tax                        (80)                 -
                                          -------------     ----------------
              Total adjustments                 (13,703)            (5,021)
                                          -------------     ----------------
              Net cash used by
               operating activities             (10,821)            (4,516)
                                          -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                           (464)              (575)
                                          -------------     ----------------
              Net cash used by
               investing activities                (464)              (575)
                                          -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                 21,930             13,390
    Principal debt payments                     (15,973)           (15,195)
                                          -------------     ----------------
              Net cash (used) provided
                by financing activities           5,957             (1,805)
                                          -------------     ----------------

Increase (decrease) in cash and cash
   equivalents                                   (5,328)            (6,896)

CASH AND CASH EQUIVALENTS,
    beginning of period                          20,517             16,178
                                          -------------     ----------------

CASH AND CASH EQUIVALENTS,
    end of period                         $      15,189       $      9,282
                                          =============     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid - net of amounts
     capitalized                           $      1,096       $      1,118
                                          =============     ================
    Income taxes paid                      $      3,969       $        654
                                          =============     ================

               See notes to consolidated financial statements.

                         FORM 10-Q
          AMREP CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)
             Three Months Ended July 31, 1998 and 1997







Note 1: The consolidated financial statements included herein have been ------- prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.




Note 2: Certain amounts in the July 31, 1997 Statement of Cash Flows have been ------- reclassified to conform to the presentation used at July 31, 1998.

                        FORM 10-Q
          AMREP CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of
Financial Condition and Results of Operations (Page 1 of 2)
                      July 31, 1998


RESULTS OF OPERATIONS
---------------------
Total revenues for the first quarter of fiscal 1999 increased 22% from the same period last year, reflecting higher revenues from both real estate operations and magazine circulation operations.

Revenues from real estate operations increased 32% during the three months ended July 31, 1998 compared to the prior year, resulting from increases in both housing and land sales. Revenues from housing sales increased 10% principally due to revenues from deliveries contributed by the Company's northern California operations, which were acquired in September 1997. Total unit deliveries remained at 163 in both periods while the average selling price of homes closed increased 10% from $115,800 to $127,900, reflecting the additional deliveries from California, where average selling prices are higher than those in New Mexico and Colorado. In addition, the average gross profit percentage on housing sales declined slightly from 14% to 13% which was primarily the result of a lower gross profit percentage from the northern California operations than those from the New Mexico and Colorado operations.

Revenues and related gross profit from land sales increased by approximately $5.4 million and $2.6 million, respectively, in the first quarter of fiscal 1999 as compared to the similar period last year, primarily due to an increase in the level of commercial and industrial lot sales in New Mexico as well as a large land sale at the Company's northern California operation. The gross profit percentage on land sales was 47% in fiscal year 1999 and 46% in fiscal year 1998. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from real estate operations increased by approximately $2.7 million in the first quarter of fiscal 1999 as compared to the similar period last year, predominately from the increased land sales.

Revenues from magazine circulation operations increased by approximately 10% in the first quarter of fiscal 1999, principally due to increases in Newsstand Distribution Services. Revenues from Distribution Services increased approximately 29% due to an increase in the volume of magazine sales and new business. Revenues in Fulfillment Services remained comparable from year to year. The major realignment and consolidation of relationships in the distribution chain for magazines which developed during 1996 continues to affect the industry, and the Company continues to address the situation. Magazine circulation operating expenses have decreased from approximately 81% of related revenues in the first quarter last year to approximately 77% of related revenues in the current year, reflecting the favorable impact of cost reduction and efficiency initiatives. As a result of these factors, operating income from magazine circulation operations increased by approximately $900,000 in the first quarter this year as compared to the similar period last year.

          AMREP CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of
Financial Condition and Results of Operations (Page 2 of 2)
                      July 31, 1998

Interest and other operations revenue decreased by approximately $162,000 in the first quarter this year as compared to the similar period last year primarily due to the absence of revenues from the Rio Rancho Golf and Country Club which was sold during the third quarter of fiscal 1998, partially offset by management fees and equity income in partnerships from the northern California operations which were acquired in the second quarter of fiscal year 1998. The decrease in other operations expenses of $849,000 is primarily due to the sale discussed above.

Real estate commissions and selling expenses remained approximately the same in the first quarter of fiscal 1999 as compared to the similar period last year. Selling cost related to housing sales increased in proportion to the increase in revenues, and was offset by reductions in fixed costs related to commercial and industrial land sales. Real estate and corporate general and administrative expenses increased 11%, principally as a result of the Company's expansion into northern California commencing in September 1997. General and administrative costs of the magazine circulation operations increased by approximately 7%, moderately lower than the revenue increase.

Interest expense decreased by approximately 2% in the first quarter of fiscal 1999, primarily due to an increase in the amount of capitalized real estate interest related to the higher inventory levels in northern California and Colorado, partially offset by higher average borrowings related to increased levels of receivables and inventories.

FINANCIAL CONDITION
-------------------
Receivables from magazine circulation operations increased from $57.4 million at April 30, 1998 to $61.3 million at July 31, 1998, resulting from the revenue increase in magazine circulation operations and the timing of monthly billings as well as from delays in payments experienced by Kable from wholesalers, which Kable believes is partially a result of the industry consolidation issue as referenced to above. In addition, real estate inventory and notes payable increased by approximately $6.5 million and $6.0 million, respectively, at July 31, 1998, compared to April 30, 1998, primarily due to land acquisitions, increases in construction inventory and related financing at the northern California operations. Also, accounts payable, deposits and accrued expenses decreased by approximately $1.9 million at July 31, 1998, compared to April 30, 1998. As a result, cash decreased by $5.3 million.

YEAR 2000
---------
The Company utilizes a number of software systems in conjunction with its real estate and magazine circulation operations. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The Company is also in the process of ascertaining the impact of Year 2000 compliance in its relationship with vendors and suppliers. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations in a given year.

                        FORM 10-Q
           AMREP CORPORATION AND SUBSIDIARIES

                        PART II

                   Other Information
                   -----------------







         Item 6.           Exhibits and Reports on Form 8-K
         -------           --------------------------------

                           (a)      Exhibits:

                                    27.     Financial Data Schedule

                           (b)      Reports on Form 8-K

                                    No reports on Form 8-K were filed by the Registrant during the quarter ended
                                    July 31, 1998.

                          FORM 10-Q
             AMREP CORPORATION AND SUBSIDIARIES

                         SIGNATURES
                         ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      AMREP Corporation
                                                      (Registrant)



          Dated:  September 11, 1998           By:      /s/ Mohan Vachani
                                                        -----------------
                                                        Mohan Vachani
                                                        Senior Vice President,
                                                        Chief Financial Officer



          Dated:  September 11, 1998            By:      /s/ Peter M. Pizza
                                                         ------------------
                                                         Peter M. Pizza
                                                         Controller

                        FORM 10-Q
           AMREP CORPORATION AND SUBSIDIARIES

                      EXHIBIT INDEX
                      -------------






           27              Financial Data Schedule