Form 10-Q
period 1998-10-31
AMREP CORP
filed 1998-12-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 31, 1998
                               ----------------------------------

                                             OR

      [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to  _______________________

                             Commission File Number 1-4702
                                                    ------


                                     AMREP Corporation
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


      Oklahoma                                                  59-0936128
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York               10022
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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 11, 1998 - 7,368,650.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES

                                           INDEX
                                           -----



PART I                                                               PAGE NO.
------                                                               --------

Consolidated Financial Statements:

      Balance Sheets
         October 31, 1998 (Unaudited) and
         April 30, 1998 (Audited)                                       1

      Statements of Operations and Retained Earnings (Unaudited)
         Three Months Ended October 31, 1998 and 1997                   2

      Statements of Operations and Retained Earnings (Unaudited)
         Six Months Ended October 31, 1998 and 1997                     3

      Statements of Cash Flows (Unaudited)
         Six Months Ended October 31, 1998 and 1997                     4

      Notes to Consolidated Financial Statements                        5

Management's Discussion and Analysis                                  6 - 8



PART II
-------

Other Information                                                       8

Signatures                                                              9

Exhibit Index                                                          10

                                       FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets
                            October 31, 1998 and April 30, 1998
                      (Dollar amounts in thousands, except par value)

                                                    October 31,      April 30,
                                                        1998           1998
                                                   --------------   -----------
                                                    (Unaudited)      (Audited)
ASSETS
------

Cash and cash equivalents                          $      12,121    $   20,517
Receivables, net:
   Real estate operations                                 12,146        11,107
   Magazine circulation operations                        61,040        57,408
Real estate inventory                                    105,282        99,904
Other real estate investments                              2,565         2,251
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $14,179 at October 31, 1998            17,921        17,658
   and $13,260 at April 30, 1998
Other assets                                              14,820        14,719
Excess of cost of subsidiary over net assets
   acquired net of accumulated amortization of
   $122 at October 31, 1998 and $68 at April 30,
   1998                                                    6,150         6,204
                                                      ----------      --------
      Total Assets                                 $     232,045    $  229,768
                                                      ==========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable, deposits and accrued expenses    $      39,231    $   40,352
Notes payable:
   Amounts due within one year                            35,180        28,511
   Amounts subsequently due                               52,643        55,737
Taxes payable:
   Amounts due within one year                             1,376         4,616
   Amounts subsequently due                               13,923        13,923
Deferred income taxes                                      2,429         2,589
                                                      ----------      --------
      Total Liabilities                                  144,782       145,728
                                                      ----------      --------
Shareholders' equity:
   Common stock, $.10 par value;
     shares authorized -- 20,000,000; shares
     issued and outstanding --7,398,677 at
     October 31, 1998 and April 30, 1998                     740           740
Capital contributed in excess of par value                44,928        44,928
Retained earnings                                         41,775        38,552
Treasury stock, at cost; 30,027 shares                      (180)         (180)
                                                      ----------      --------
      Total Shareholders' Equity                          87,263        84,040
                                                      ----------      --------
      Total Liabilities and Shareholders' Equity   $     232,045    $  229,768
                                                      ==========      ========

                    See notes to consolidated financial statements.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Retained Earnings (Unaudited)
                        Three Months Ended October 31, 1998 and 1997
                      (Amounts in thousands, except per share amounts)

                                                1998             1997
                                                ----             ----
REVENUES
--------

Real estate operations:
   Home and condominium sales              $      17,376     $    19,499
   Land sales                                      2,075           7,123
                                               ---------        --------
                                                  19,451          26,622

Magazine circulation operations                   14,930          15,188
Interest and other operations                      1,549           1,730
                                               ---------        --------
                                                  35,930          43,540
                                               ---------        --------
COSTS AND EXPENSES
------------------

Real estate cost of sales
   Home and condominium sales                     15,103          17,365
   Land sales                                        939           2,485
Operating expenses:
   Magazine circulation operations                11,554          11,309
   Real estate commissions and selling             1,791           1,871
   Other operations                                  826           1,536
General and administrative:
   Real estate operations and corporate            2,302           1,963
   Magazine circulation operations                 1,585           1,622
Interest, net                                      1,261           1,157
                                               ---------        --------
                                                  35,361          39,308
                                               ---------        --------
INCOME BEFORE INCOME TAXES                           569           4,232

PROVISION FOR INCOME TAXES                           228           1,693
                                               ---------        --------
NET INCOME                                           341           2,539

RETAINED EARNINGS, beginning of period            41,434          30,851
                                               ---------        --------
RETAINED EARNINGS, end of period           $      41,775     $    33,390
                                               =========        ========
EARNINGS PER SHARE - BASIC AND DILUTED     $        0.05     $      0.34
                                               =========        ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        7,369           7,369
                                               =========        ========

                    See notes to consolidated financial statements.

                                         FORM 10-Q
                             AMREP CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Retained Earnings (Unaudited)
                         Six Months Ended October 31, 1998 and 1997
                      (Amounts in thousands, except per share amounts)

                                                1998             1997
                                                ----             ----
REVENUES
--------

Real estate operations:

   Home and condominium sales              $      38,224     $    38,368
   Land sales                                     11,748          11,429
                                              ----------       ---------
                                                  49,972          49,797

Magazine circulation operations                   29,180          28,194
Interest and other operations                      3,001           3,344
                                              ----------       ---------
                                                  82,153          81,335
                                              ----------       ---------

COSTS AND EXPENSES
------------------

Real estate cost of sales
   Home and condominium sales                     33,250          33,586
   Land sales                                      6,028           4,827
Operating expenses:
   Magazine circulation operations                22,457          21,896
   Real estate commissions and selling             3,567           3,599
   Other operations                                1,536           3,095
General and administrative:
   Real estate operations and corporate            4,287           3,755
   Magazine circulation operations                 3,267           3,191
Interest, net                                      2,389           2,313
                                              ----------       ---------
                                                  76,781          76,262
                                              ----------       ---------
INCOME BEFORE INCOME TAXES                         5,372           5,073

PROVISION FOR INCOME TAXES                         2,149           2,029
                                              ----------       ---------
NET INCOME                                         3,223           3,044

RETAINED EARNINGS, beginning of period            38,552          30,346
                                              ----------       ---------
RETAINED EARNINGS, end of period           $      41,775     $    33,390
                                              ==========       =========
EARNINGS PER SHARE - BASIC AND DILUTED     $        0.44     $      0.41
                                              ==========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        7,369           7,369
                                              ==========       =========

                    See notes to consolidated financial statements.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)
                       Six Months Ended October 31, 1998 and 1997
                                 (Amounts in thousands)

                                                           1998         1997
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $   3,223    $   3,044
                                                          -------      -------
Adjustments to reconcile net income to net cash used
   by operating activities -
    Depreciation and amortization                           1,528        1,686
    Changes in assets and liabilities, net of effects
       from purchase of assets of business:
      Receivables, net                                     (4,671)     (17,793)
      Real estate inventory                                (5,378)      (1,256)
      Other real estate investments                          (314)       1,526
      Other assets                                           (634)        (842)
      Accounts payable, deposits and accrued expenses      (1,121)      12,092
      Taxes payable                                        (3,400)       1,341
                                                          -------      -------
         Total adjustments                                (13,990)      (3,246)
                                                          -------      -------
         Net cash used by operating activities            (10,767)        (202)
                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (1,204)      (1,598)
    Purchase of assets of business, net of cash
      acquired                                                  -       (2,202)
                                                          -------      -------
         Net cash used by investing activities             (1,204)      (3,800)
                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                           49,032       17,948
    Principal debt payments                               (45,457)     (26,410)
         Net cash provided (used) by financing
          activities                                        3,575       (8,462)
                                                          -------      -------
DECREASE IN CASH AND CASH EQUIVALENTS                      (8,396)     (12,464)

CASH AND CASH EQUIVALENTS, beginning of period             20,517       16,178
                                                          -------      -------

CASH AND CASH EQUIVALENTS, end of period                $  12,121    $   3,714
                                                          =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid - net of amounts capitalized           $   5,706    $   2,237
                                                          =======      =======
   Income taxes paid                                    $   2,544    $     688
                                                          =======      =======


               See notes to consolidated financial statements.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements (Unaudited)
                       Six Months Ended October 31, 1998 and 1997







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


Note 2:
-------

Certain amounts as previously reported in the April 30, 1998 Balance Sheet and October 31, 1997 Statements of Operations and Statements of Cash Flows have been reclassified to conform to the presentation used at October 31, 1998.

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                                    October 31, 1998

RESULTS OF OPERATIONS

Total revenues decreased $7.6 million (17%) and increased $800,000 for the three and six month periods ended October 31, 1998, respectively, compared to the similar periods in the prior year.

Revenues from real estate operations decreased $7.2 million (27%) during the three month period ended October 31, 1998, compared to the prior year, as a result of decreases in both home and land sales and which, when combined with first quarter revenues, resulted in generally comparable revenues for the six month periods ended October 31, 1998 and 1997. Revenues from home sales decreased $2.1 million (11%) and $100,000 (0.4%) in the three and six month periods ended October 31, 1998, respectively, as compared to similar periods in the prior year, resulting from a decrease in total unit deliveries from 169 to 146 in the second quarter and from 332 to 309 in the six month period due in part to the impact of enhanced competition in the Rio Rancho housing market. The average selling prices of homes increased to $119,000 and $123,700 in the three and six month periods of the current year, respectively, compared to $115,400 and $115,600 in the comparable periods of the prior year. The gross profit increased to 13% for both the three and six month periods of the current year compared to 11% and 13% for comparable periods of the prior year resulting from a number of factors, including certain cost reductions and a change in the mix of homes delivered.

Revenues from land sales decreased by $5.0 million (71%) in the second quarter, due to the absence of any commercial land sales in the current year period. As a result of a large number of commercial land sales in the first quarter, however, land sale revenues for the six month period ended October 31, 1998 were $300,000 (3%) greater than land sale revenues in the comparable period of the prior year. The gross profit percentage on land sales was 55% in the second quarter compared to 65% in the second quarter of the prior year, and 49% for the six month period of the current year compared to 58% in the comparable period of the prior year. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales decreased by approximately $3.4 million and $700,000 in the second quarter and six month periods this year, respectively, as compared to the similar periods last year.

Revenues from magazine circulation operations decreased approximately $300,000 (2%) and increased $1 million (3%) in the three and six months period ended October 31, 1998, respectively, as compared to the similar periods last year. Revenues from Fulfillment Services decreased approximately $700,000 (7%) and $600,000 (3%) in three and six month periods this year, respectively, compared to similar periods in the prior year due primarily to a lower

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                        Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)
                                    October 31, 1998

volume of business. Revenues from the Newsstand Distribution Services increased approximately $400,000 (9%) and $1.6 million (18%) in the three and six month periods this year, respectively, compared to the prior year, due to a generally higher volume of magazine sales. Magazine circulation operating expenses are comparable to the prior year in both periods. As a result of these factors, operating income from magazine circulation operations decreased by approximately $500,000 and increased $400,000 in the second quarter and six months this year, respectively, as compared to similar periods last year. Real estate commissions and selling expenses were generally comparable to the prior year amounts in both periods. Real estate and corporate general and administrative expenses increased $300,000 and $500,000 in three and six month periods due in part to the costs of the Company's California operation, which commenced operations in September 1997, as well as from higher legal expenses. General and administrative costs of the magazine circulation operations were generally comparable to the prior year amounts in both periods.

Revenues and expenses included in "Interest and other operations" decreased as a result of the sale of the Rio Rancho Golf Course and Country Club during the third quarter of the prior year. The revenue decrease was offset by the inclusion of equity income from other real estate investments.

Interest  expense  increased   moderately  in  both  real  estate  and  magazine
operations in both the second quarter and six month period this year as compared to similar periods last year primarily due to higher average borrowings and relatively lower interest capitalization, partially offset by reduced interest rates.

FINANCIAL CONDITION

Receivables from magazine circulation operations increased from $57.4 million at April 30, 1998 to $61.0 million at October 31, 1998, resulting from the higher volume of magazine sales and the timing of monthly billings as well as from delays in payments experienced by Kable from wholesalers. In addition, real estate inventory and notes payable increased by approximately $5.4 million and $3.6 million, respectively, at October 31, 1998, compared to April 30, 1998, primarily due to land acquisitions, increases in construction inventory and related financing at the northern California operations. Also, accounts payable, deposits and accrued expenses decreased by approximately $1.1 million at October 31, 1998 compared to April 30, 1998. As a result, cash decreased by $8.4 million at October 31, 1998, as compared to April 30, 1998.

YEAR 2000
The Company utilizes a number of software systems in conjunction with its real estate and magazine circulation operations. The Company has and will continue to make certain investments in it software systems and applications to ensure the Company is year 2000

                                        FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES
                       Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued) and Part II
                                    October 31, 1998


compliant. The Company is also in the process of ascertaining the impact of year 2000 compliance in its relationship with vendors and suppliers. The financial impact of becoming year 2000compliant has not been and is not expected to be material to the Company's financial position or results of operations in a given year.


                                        PART II


                                   Other Information
                                   -----------------

Item 4.           Submission of Matters to Vote of Security Holders
-------           -------------------------------------------------

            The Annual Meeting of Shareholders was held on September 24, 1998.

            At the meeting, Daniel Friedman, Samuel N. Seidman and Mohan Vachani were elected as directors. The terms of office as directors of Jerome Belson, Edward B. Cloues, II, Nicholas G. Karabots, Albert Russo, and James Wall continue.

            Shareholders cast votes for the election of directors as follows:

      Nominee                    "For"                "Withheld"
      -------                    -----                ----------

Daniel Friedman               6,769,702               21,890
Samuel N. Seidman             6,769,530               22,062
Mohan Vachani                 6,770,311               21,281


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

      (a)   Exhibits:
            ---------

            4(a) Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc., and American National Bank and Trust Company of Chicago as Agent and all the Lenders as defined therein.

            4(b) Commitment Agreement dated as of February 20, 1998 between AMREP Southwest, Inc., and Residential Funding Corporation

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.
            --------------------

                  No reports on Form 8-K were filed by Registrant during the quarter ended October 31, 1998.

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




                                          AMREP Corporation
                                                  (Registrant)



       Dated:     December 11, 1998       By:   /s/ Mohan Vachani
                                                -----------------------
                                                Mohan Vachani
                                                Senior Vice President,
                                                Chief Financial Officer



       Dated:     December 11, 1998       By:   /s/ Peter M. Pizza
                                                ------------------------
                                                Peter M. Pizza
                                                Vice President, Controller

                                       FORM 10-Q
                           AMREP CORPORATION AND SUBSIDIARIES


                                     EXHIBIT INDEX
                                     -------------



            4(a) Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc., and American National Bank and Trust Company of Chicago as Agent and all the Lenders as defined therein.

            4(b) Commitment Agreement dated as of February 20, 1998 between AMREP Southwest, Inc., and Residential Funding Corporation.


            27    Financial Data Schedule.