Form 10-Q
period 1999-01-31
AMREP CORP
filed 1999-03-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 1999
                              ----------------------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------  ------------------
                       Commission File Number    1-4702
                                             -------------

                                AMREP Corporation
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Oklahoma                                                  59-0936128
-----------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York               10022
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrants telephone number, including area code       (212) 705-4700
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
Number of Shares of Common Stock, par value $.10 per share, outstanding at March 15, 1999 - 7,368,650.

                       FORM 10-Q
            AMREP CORPORATION AND SUBSIDIARIES

                        INDEX
                        -----



PART I                                                                PAGE NO.
------
Consolidated Financial Statements:

         Balance Sheets
            January 31, 1999 (Unaudited) and
            April 30, 1998 (Audited)                                      1

         Statements of Operations and Retained Earnings (Unaudited)
            Three Months Ended January 31, 1999 and 1998                  2

         Statements of Operations and Retained Earnings (Unaudited)
            Nine Months Ended January 31, 1999 and 1998                   3

         Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 1999 and 1998                   4

         Notes to Consolidated Financial Statements                       5

Management's Discussion and Analysis                                     6 -9



PART II
-------
Other Information                                                         9

Signatures                                                               10

Exhibit Index                                                            11

                  FORM 10-Q
       AMREP CORPORATION AND SUBSIDIARIES
         Consolidated Balance Sheets
      January 31, 1999 and April 30, 1998
(Dollar amounts in thousands, except par value)

                                           January 31, 1999      April 30, 1998
                                          ------------------     ---------------
                                             (Unaudited)            (Audited)
ASSETS
------
Cash and cash equivalents                 $      11,617       $      20,517
Receivables, net:
    Real estate operations                       10,424              11,107
    Magazine circulation operations              57,747              57,408
Real estate inventory                           103,043              99,904
Other real estate investments                     2,774               2,251
Property, plant and equipment, at cost,
    net of accumulated depreciation
    and amortization of $14,491 at January       18,626              17,658
    31, 1999, and $13,260 at April 30, 1998
Other assets                                     18,697              14,719
Excess of cost of subsidiary over net assets
    acquired net of accumulated
    amortization of $149 at January 31, 1999      6,123               6,204
    and $68 at April 30, 1998               -----------        ------------
                                           $    229,051       $     229,768
                                           ============        ============


LIABILITIES AND SHAREHOLDERS'EQUITY
-----------------------------------
Accounts payable, deposits and accrued
 expenses                                 $      32,980       $      40,352
Notes payable:
    Amounts due within one year                  34,461              28,511
    Amounts subsequently due                     57,492              55,737
Taxes payable:
    Amounts due within one year                     790               4,616
    Amounts subsequently due                     13,023              13,923
Deferred income taxes                             2,349               2,589
                                              ---------           ---------
                                                141,095             145,728
                                              =========           =========

Shareholders'equity:
    Common stock, $.10 par value;
       shares authorized -- 20,000,000; shares
       issued and outstanding
       --7,398,677 at January 31, 1999,
       and April 30, 1998                           740                 740
Capital contributed in excess of par value       44,928              44,928
Retained earnings                                42,468              38,552
Treasury stock, at cost;  30,027 shares            (180)               (180)
                                              ----------           ---------
                                                 87,956              84,040
                                              =========           =========

                                           $    229,051       $     229,768
                                              =========           =========


                 See notes to consolidated financial statements.

                               FORM 10-Q
                  AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
            Three Months Ended January 31, 1999 and 1998
          (Amounts in thousands, except per share amounts)

                                                 1999                  1998
REVENUES                                      ----------             ---------
--------


Real estate operations:
  Home and condominium sales               $    20,164           $     19,964
  Land sales                                     5,556                  6,946
                                             ---------              ---------
                                                25,720                 26,910

Magazine circulation operations                 14,610                 14,516
Interest and other operations                    1,457                 5, 423
                                             ---------             ----------
                                                41,787                 46,849
                                             ---------             ----------


COSTS AND EXPENSES
------------------
Real estate cost of sales:
    Home and condominium sales                  17,070                 17,700
    Land sales                                   4,017                  3,625
Operating expenses:
    Magazine circulation operations             13,445                 11,049
    Real estate commissions and selling          1,752                  1,771
    Other operations                               881                    884
General and administrative:
    Real estate operations and corporate         2,119                  2,140
    Magazine circulation operations              1,705                  1,680
Interest, net                                    1,144                  1,096
                                            ----------               --------
                                                42,133                 39,945
                                            ----------               --------
INCOME (LOSS) BEFORE INCOME TAXES                 (346)                 6,904

PROVISION (BENEFIT) FOR INCOME TAXES            (1,039)                 2,762
                                            ----------
NET INCOME                                         693                  4,142

RETAINED EARNINGS, beginning of period          41,775                 33,390
                                            ----------               --------
RETAINED EARNINGS, end of period          $     42,468            $    37,532
                                            ==========              =========
EARNINGS PER SHARE - BASIC AND DILUTED    $       0.09            $      0.56
                                            ==========              =========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               7,369                  7,369
                                            ==========              =========


                 See notes to consolidated financial statements.
                                        2

                             FORM 10-Q
                AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
             Nine Months Ended January 31, 1999 and 1998
          (Amounts in thousands, except per share amounts)

                                              1999                     1998
REVENUES                                    --------                 --------
--------
Real estate operations:
    Home and condominium sales           $      58,388          $      58,332
    Land sales                                  17,304                 18,375
                                          ------------              ---------
                                                75,692                 76,707

Magazine circulation operations                 43,790                 42,710
Interest and other operations                    4,458                  8,767
                                          ------------              ---------
                                               123,940                128,184
                                          ------------              ---------


COSTS AND EXPENSES
-------------------

Real estate cost of sales:
    Home and condominium sales                  50,320                 51,286
    Land sales                                  10,045                  8,452
Operating expenses:
    Magazine circulation operations             35,902                 32,945
    Real estate commissions and selling          5,319                  5,370
    Other operations                             2,417                  3,979
General and administrative:
    Real estate operations and corporate         6,406                  5,895
    Magazine circulation operations              4,972                  4,871
Interest, net                                    3,533                  3,409
                                             ---------               --------
                                               118,914                116,207
                                             ---------               --------

INCOME BEFORE INCOME TAXES                       5,026                 11,977

PROVISION FOR INCOME TAXES                       1,110                  4,791
                                              --------              ---------
NET INCOME                                       3,916                  7,186

RETAINED EARNINGS, beginning of period          38,552                 30,346
                                              --------              ---------
RETAINED EARNINGS, end of period           $    42,468           $     37,532
                                              ========              =========
EARNINGS PER SHARE - BASIC AND DILUTED     $      0.53           $       0.98
                                              ========              =========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               7,369                  7,369
                                              ========              =========


                 See notes to consolidated financial statements.

                    FORM 10-Q
       AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended January 31, 1999 and 1998
             (Amounts in thousands)

                                             1999                     1998
                                           ---------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                $    3,916               $    7,186
                                           ---------                 --------
Adjustments to reconcile net income
 to net cash used by operating activities -
   Depreciation and amortization               2,717                    2,505
   Changes in assets and liabilities,
      net of effects from purchase
      of assets of business:
     Receivables, net                            344                  (15,987)
     Real estate inventory                    (3,139)                  (5,779)
     Other real estate investments              (523)                   3,368
     Other assets                             (5,167)                  (1,347)
     Accounts payable, deposits and
     accrued expenses                         (7,372)                   4,061

         Taxes payable                        (4,966)                   1,032
                                          -----------               ---------
              Total adjustments              (18,106)                 (12,147)
              Net cash used by operating  -----------               ---------
               activities                    (14,190)                  (4,961)
                                          -----------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                    (2,415)                  (1,783)
        Purchase of assets of business, net
        of cash acquired                            -                  (2,202)
      Book value of fixed assets sold               -                   1,305
        Net cash used by investing
        activities                            (2,415)                  (2,680)
                                          ----------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt financing            65,479                   30,242
      Principal debt payments                (57,774)                 (34,048)
        Net cash provided (used)          ----------                ---------
        by financing
        activities                            7,705                   (3,806)
                                          ----------                ---------
DECREASE IN CASH AND CASH EQUIVALENTS         (8,900)                 (11,447)

CASH AND CASH EQUIVALENTS, beginning of
 period                                       20,517                   16,178
                                          ----------                ---------
CASH AND CASH EQUIVALENTS, end of
 period                                $      11,617            $       4,731
                                          ==========                =========


SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid - net of amounts
    capitalized                        $       3,491            $       3,016
                                         ===========               ==========
   Income taxes paid                   $       6,147            $       3,759
                                         ===========              ===========


                      See notes to consolidated financial statements
                                            4

                            FORM 10-Q
                 AMREP CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (Unaudited)
             Nine Months Ended January 31, 1999 and 1998





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

Note 2:   Certain amounts,  as previously reported in the April 30, 1998
-------   Balance  Sheet and January  31,  1998  Statements  of  Operations  and
          Statements of CashFlows, have been reclassified to conform to the presentation used at January 31,1999.

                FORM 10-Q
     AMREP CORPORATION AND SUBSIDIARIES
   Managements Discussion and Analysis of
Financial Condition and Results of Operations (Page 1 of 4)
             January 31, 1999

RESULTS OF OPERATIONS
---------------------

Total revenues decreased $5.1 million (11%) and $4.2 million (3%) for the three and nine month periods ended January 31, 1999, respectively, compared to the similar periods in the prior year. Revenues from real estate operationsdecreased $1.2 million (4%) during the three month period ended January 31, 1999, compared to the prior year, principally as a result of a decrease in land sales during the period and which, when combined with revenues from the first half of the year, has resulted in a $1.0 million decrease (1%) for the nine month period ended January 31, 1999. Revenues from home sales increased $200,000 (1%) in the third quarter of fiscal 1999 compared to fiscal 1998, and are comparable to the prior year for the nine month period ended January 31, 1999. Total unit deliveries decreased from 165 to 155 in the third quarter and from 497 to 464 in the nine month period due in part to the impact of enhanced competition in the Rio Rancho housing market. The average selling prices of homes increased to $130,100 and $125,800 in the three and nine month periods of the current year, respectively, compared to $121,000 and $117,400 in the comparable periods of the prior year. This increase in the average selling price of homes is principally due to a change in the product mix of homes closed in the Colorado division, as well as the effect of initial home deliveries from two higher-priced projects in the California division during the third quarter of fiscal 1999. The gross profit increased to 15% and 14% for the three and nine month periods of the current year, respectively, compared to 11% and 12% for comparable periods of the prior year resulting from a number of factors, including certain cost reductions and a change in the mix of homes delivered.

Revenues from land sales decreased by $1.4 million (20%) in the third quarter, due to the absence of any commercial and industrial land sales in the current year period, and were $1.1 million (6%) less than land sale revenues in the comparable nine month period of the prior year. The absence of any commercial and industrial land sales in the third quarter of fiscal 1999 was partially offset by an increase in the level of land sales to other homebuilders, which increased from $1.5 million to $5.6 million in the three month period ended January 31, 1999, and from $4.6 million to $10.1 million in the nine month period ended January 31, 1999. The gross profit percentage on land sales was 28% in the third quarter of fiscal 1999 compared to 48% in the third quarter of the prior year, and 42% for the nine month period of the current year compared to 54% in the comparable period of the prior year. The gross profit percentage on land sales has decreased in the three and nine month periods ended January 31, 1999 compared to the prior year because of the relative increase in the sale of land to other builders, which have been at lower gross profits than the commercial and industrial sales have achieved. Land sale revenues and related gross profits can very from period to period as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods. As a result of these factors, gross profit from combined housing and land sales decreased by approximately $950,000 and $1.6 million in the three and nine month periods this year, respectively, as compared to the similar periods last year.

                    FORM 10-Q
       AMREP CORPORATION AND SUBSIDIARIES
      Managements Discussion and Analysis of
Financial Condition and Results of Operations (Page 2 of 4)
                 January 31, 1999


The increase in the level of land sales to other homebuilders discussed above reflects a decision by the Company to expand its land development operations by selling more of its land to homebuilders in the Company's New Mexico marketplace because of dissatisfaction with the net returns from its New Mexico homebuilding operations and in order to maximize its return on real estate assets. During the quarter, the Company announced the closing of 123 lots in one of the first of a series of builder lot sales to one large national builder in New Mexico. Although there are provisions for early termination of the agreement by the buyer, if all sales do proceed as contemplated by this contract, the Company would sell over 1000 lots in this subdivision during the next two years.

Revenues from magazine circulation operations increased approximately $100,000 (.6%) and $1.1 million (2.5%) in the three and nine month periods ended January 31, 1999, respectively, as compared to the similar periods of the prior year. Revenues from Fulfillment Services decreased approximately $500,000 (5%) and $1.2 million (4%) in the three and nine month periods this year, respectively, compared to similar periods in the prior year due primarily to a lower volume of business in sweepstakes processing for one major customer. Revenues from the Newsstand Distribution Services increased approximately $600,000 (13%) and $2.2 million (17%) in the three and nine month periods this year, respectively, compared to the prior year, due to new business and a moderately higher volume of magazine sales. A major realignment of industry relationships in the distribution of magazines started in 1996 which has led to a substantial reduction in the number of wholesalers, which in some cases has adversely impacted sales and profits and allowed wholesalers to delay payment to Kable. During the third quarter of fiscal 1999, Kable increased its reserve for uncollectible accounts by approximately $2.7 million due to concerns about certain newsstand wholesaler customers. As a result of this, magazine circulation operating expenses increased $2.4 million (22%) and $3.0 million (9%) in the three and nine month periods ended January 31, 1999, respectively, compared to the prior year. As a result of these factors, operating income from magazine circulation operations decreased by approximately $2.3 million and $1.9 million in the third quarter and nine months this year, respectively, as compared to similar periods last year. Excluding the effects of the increase in reserve for uncollectible accounts Kable's operating earnings were modestly higher for the three and nine month periods.

Revenues from "Interest and other operations" decreased in both the three and nine month periods ended January 31, 1999 compared to the prior year, because the prior year included a non-recurring gain of approximately $4.2 million on the sale of the Rio Rancho Golf and Country Club and the Companys 50% limited partnership interest in "The Classic at West Palm Beach", a congregate care facility in Florida.

                        FORM 10-Q
            AMREP CORPORATION AND SUBSIDIARIES
           Managements Discussion and Analysis of
 Financial Condition and Results of Operations (Page 3 of 4)
                    January 31, 1999


Real estate commissions and selling expenses were generally comparable to the prior year amounts in both the three and nine month periods ended January 31, 1999, and approximated 7% of related revenues in both periods. Real estate and corporate general and administrative expenses were comparable in the three month period ended January 31, 1999 compared to the prior year, and increased $500,000 (9%) in the nine month period due in part to the costs of the Company's California operation, which commenced operations in September 1997, as well as from higher legal expenses. General and administrative costs of the magazine circulation operations were generally comparable to the prior year amounts in both the three and nine month periods ended January 31, 1999, increasing by approximately 2% over the comparable periods of the prior year, commensurate with the related revenue increases.

Interest expense increased moderately in both real estate and magazine operations in both the third quarter and nine month period this year as compared to similar periods last year primarily due to higher average borrowings and relatively lower interest capitalization, partially offset by reduced interest rates.

During the quarter ended January 31, 1999, the Company reached an agreement with the Internal Revenue Service (IRS) to resolve all outstanding issues resulting from the IRS's examination of tax years 1990 through 1992. As a result, the Company recorded an additional benefit for income taxes of $900,000 during the third quarter of fiscal 1999 due to the reversal of amounts previously accrued.

FINANCIAL CONDITION
-------------------
Receivables from magazine circulation operations have increased from $57.4 million at April 30, 1998 to $57.7 million at January 31, 1999; the January 31,1999 balance is net of an increase in thereserve for uncollectible accounts of approximately $2.7 million which wasrecorded in the quarter ended January 31, 1999 due to concerns about certainnewsstand wholesaler customers. In addition, real estate inventory and notespayable increased by approximately $3.1 million and $7.7 million, respectively,at January 31, 1999, compared to April 30, 1998, primarily due to landacquisitions, increases in construction inventory and related financing at the northern California operations. Also, accounts payable, deposits and accrued expenses decreased by approximately $7.4 million at January 31, 1999 compared to April 30, 1998. As a result, cash decreased by $8.9 million at January 31, 1999 as compared to April 30, 1998

                     FORM 10-Q
        AMREP CORPORATION AND SUBSIDIARIES
       Managements Discussion and Analysis of
Financial Condition and Results of Operations (Page 4 of 4)
                 January 31, 1999


YEAR 2000
---------

The Company utilizes a number of software systems in conjunction with its real estate and magazine circulation operations. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The Company is also in the process of ascertaining the impact of year 2000 compliance in its relationship with vendors and suppliers. The financial impact of becoming year 2000 compliant has not been and is not expected to be material to the Companys financial position or results of operations in a given year.



                          PART II

                      Other Information
                      -----------------



          Item 6.    Exhibits and Reports on Form 8-K
         -------     --------------------------------
            (a)      Exhibits:

                     27       Financial Data Schedule.

            (b)      Reports on Form 8-K.
                     No reports on Form 8-K were filed by
                     Registrant during the quarter ended January 31, 1999

                             FORM 10-Q
                  AMREP CORPORATION AND SUBSIDIARIES

                            SIGNATURES
                            ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. AMREP Corporation (Registrant)



             Dated:  March 15, 1999          By:   /s/Mohan Vachani
                                                   ----------------
                                                   Mohan Vachani
                                                   Senior Vice President,
                                                   Chief Financial Officer




             Dated:  March 15, 1999          By:   /s/ Peter M. Pizza
                                                   ------------------
                                                   Peter M. Pizza
                                                   Vice President, Controller

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX
                                  -------------

                  27       Financial Data Schedule.