Form 10-K
period 1999-04-30
AMREP CORP
filed 1999-07-29
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

For the fiscal year ended April 30, 1999      Commission File Number 1-4702
                          --------------                             ------
                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______  to __________

                              AMREP CORPORATION
               -----------------------------------------------------
               (Exact name of registrant as specified in its Charter)

    Oklahoma                                                  59-0936128
------------------------------                              ---------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

   641 Lexington Ave., 6th Floor
   New York, New York                                          10022
----------------------------------------                    -----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (212) 705-4700
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                    on Which Registered
-------------------                                    ---------------------

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

Aggregate market value of voting stock held by non-affiliates of Registrant, computed by reference to the last sales price of such Common Stock on July
23, 1999, on the New York Stock Exchange Composite  Tape  -   $23,869,332.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 23, 1999 - 7,357,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 1999 Annual Meeting - Part III
----------

                                 PART I
                                 ------

Item 1.     Business
------      --------
                               GENERAL

The Company* is primarily engaged in two unrelated businesses, each operated by a wholly-owned subsidiary: the Real Estate business operated by AMREP Southwest Inc., and the Fulfillment Services and Magazine Distribution business operated by Kable News Company, Inc. The Company's foreign sales and activities are not significant.

                       REAL ESTATE OPERATIONS

Recent Developments

For the last two decades, the Company has been both a real estate developer and a builder of single-family homes, originally in Rio Rancho, New Mexico and more recently in the Denver, Colorado metro area, the Sacramento, California metro area and Portland, Oregon. In the early 1960s, the Company established the community that now is the City of Rio Rancho, New Mexico, and it has been the predominant builder of housing there. Rio Rancho, which adjoins Albuquerque, now has a population of over 50,000. The Company entered the Denver market in 1993, and in 1997 it purchased the assets of a homebuilder and land developer with operations in the Sacramento and Portland markets.

During the second half of fiscal 1999, the Company implemented a plan to restructure its real estate operations and to wind-down its homebuilding operations everywhere except in Oregon. The reason for this decision was that over the past several years these homebuilding operations have not provided acceptable returns. This restructuring will enable the Company to significantly reduce its debt and to concentrate its efforts on more rapidly developing its land in Rio Rancho.

In furtherance of this plan, during the second half of fiscal 1999 the Company contracted to sell to two national builders and several local builders a total of approximately 2,100 lots in Rio Rancho. During fiscal 1999, a total of 646 lots were sold pursuant to such contracts for a total sale price of $15.8 million. The contracts provide that the remaining 1,452 lots are to be sold over the next two fiscal years at a total sale price of approximately $28.6 million. The contracts with the builders are in the nature of options since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit. The Company believes that the extent to which the builders purchase the lots will be determined by the number of houses they are able to sell which, to a large extent, will depend on the strength of the housing markets in Rio Rancho and Albuquerque. There are, therefore, no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts. Over the next two fiscal years, the Company expects to incur substantial additional development costs to enable it to deliver the above lots pursuant to these contracts.

As discussed in more detail below, in Colorado, the Company has sold or offered for sale all of its land holdings and housing projects. To wind-down its California operations, the Company has decided to discontinue certain projects and to build-out others.

_________________
* As used herein, "Company" includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

Home Building Operations

In fiscal 1999, the Company sold  single-family houses as follows:

                       Homes    Average Selling
         Market         Sold         Price
       ----------      -----     -------------
       Rio Rancho       428        $111,350
        Colorado        208        $145,270
       Sacramento*      130        $153,500
        Portland*        33        $315,500

At April 30, 1999, the Company had single-family houses completed and unsold or under construction as follows:

                     Number of  Average Estimated
         Market        Houses    Selling Price
      -----------     -------   ----------------
      Rio Rancho        82        $118,000
       Colorado         69        $138,800
      Sacramento*      128        $172,700
       Portland*        57        $275,900

At June 30, 1999, 64 of those houses at Rio Rancho were under contract for sale. The Company anticipates that all construction and sales of houses in Rio Rancho will be completed by September 1999. As of June 30, 1999, all of the Company's completed or under-construction houses in the Denver market had been sold or were under contract to sell either to consumers or to another developer. At June 30, 1999, 100 of the houses in the Sacramento market had been sold or were under contract of sale. The Company anticipates completion of construction of all of those houses and an additional 28 houses in Sacramento during fiscal 2000. Subject to market conditions, the Company expects all its Sacramento area houses to be sold in that fiscal year. The
Company has no present plans to do any further homebuilding in the Rio Rancho, Colorado or Sacramento markets.

In the Sacramento area, the Company has completed, in a joint venture, a 164 unit multi-family housing project which it sold in July 1999 for approximately $15,700,000. During fiscal 1999, the Company purchased for approximately $4,500,000 land with entitlements (i.e., appropriate zoning and subdivision approvals) for another multi-family housing project which it plans to resell.

The Company presently intends to continue building single-family houses in Portland, Oregon. At April 30, 1999, in addition to the 57 houses completed or under construction, the Company owned 56 lots on which the Company presently intends to build houses. The houses will be designed to sell in the $220,000 to $400,000 range. The Company may also acquire developed lots for further home sales to builders and others in Portland.

The construction and sale of homes is a highly competitive business. The Company's housing projects in Portland compete with other builders who offer similarly priced housing. The Company sells housing in Portland directly from on-site models and through brokers. Buyers at Portland utilize various conventional mortgage lenders. The ability of the Company to sell houses is dependent upon the availability of adequate mortgage financing on terms prospective customers can afford.

______________
* Some of the houses in the Sacramento and Portland areas are being built through joint ventures which are accounted for under the equity method.

Commercial And Residential Land Development Operations

In previous years and through fiscal year 1999, the Company developed both residential and commercial sites at Rio Rancho and from time to time bought acreage in Colorado, California and Oregon for home-building and to develop as residential lots to be sold to builders. The Company plans to concentrate its current land development activities at Rio Rancho. While it has no immediate plans to acquire additional property in Colorado or California, the Company may in the future explore business opportunities for land acquisition and development in locales inside and outside New Mexico.

Rio Rancho (including the City) consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,500 acres have been platted into approximately 111,000 homesite and commercial lots and 16,300 acres are dedicated to community facilities, roads and drainage with the remainder consisting of unplatted land. At April 30, 1999, a total of approximately 80,500 of the lots had been sold. The Company currently owns approximately 23,300 acres at Rio Rancho, of which approximately 7,800 acres are in contiguous blocks suitable for development. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development.

At Rio Rancho, the Company plans to concentrate on securing entitlements and selling large development tracts to homebuilders. In fiscal 1999, the Company sold 1,065 lots to builders at Rio Rancho for a total of $19.6 million (including those described under "Recent Developments") .

In addition, the Company presently plans to develop building lots and sites for commercial and industrial use at Rio Rancho as the demand warrants. The commercial areas at Rio Rancho presently include in excess of 500 businesses and professional offices, 15 shopping centers with over 1.25 million square feet of store and office space, and a 55,000 square foot office building. In addition, a number of individual office buildings and stores are located throughout the community. Eleven financial institutions have offices in Rio Rancho. The industrial areas presently have approximately 77 buildings with over 3.2 million square feet, including a manufacturing facility containing approximately 2.1 million square feet which is owned and occupied by Intel Corporation. In fiscal 1999, the Company sold five tracts of commercial and industrial property of varying size for a total of $7.3 million.

The development activity includes the obtaining of entitlements, installation of utilities and necessary storm drains, and building or improving the roads. The engineering work at Rio Rancho is performed by both Company employees and outside firms, but development work is performed by outside contractors. Land at Rio Rancho is marketed by Company personnel, both directly and through brokers.

Since early 1977, no individual lots without homes at Rio Rancho have been sold by the Company to consumers. Over 50,000 lots were sold prior to 1977, and most of these are in areas where utilities have not yet been installed. However, under certain of the contracts pursuant to which the lots were sold, if utilities have not reached the respective lot when the purchaser is ready to build a home, the Company is obligated to exchange a lot in the area then serviced by water, telephone and electric utilities for the lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

In fiscal 1999, the Company sold approximately 250 lots in Colorado for a total of $3.7 million, and one multi-family tract in the Sacramento area for a total of $3.0 million.

At June 30, 1999, the Company owned in Colorado 57 residential building lots on which no construction had begun and 488 unplatted acres which are presently being offered for sale. The Company also owned, in the Portland area, 201 developed lots held for sale, in addition to the lots it held for use as its own homebuilding inventory. Some of the lots are owned through joint ventures which are accounted for under the equity method.


Other Real Estate Projects

The Company developed the Eldorado at Santa Fe, New Mexico subdivision which now has approximately 2,200 homes. The Company sold 23 lots there in fiscal 1999, and 20 lots remain to be sold. The Company owns and operates a water utility company which serves the subdivision. The Company also participates in a joint venture which develops lots for sale in this subdivision.; at April 30, 1999, 76 lots remain in the joint venture.

The Company is a fifty-percent (50%) limited partner in a limited partnership which owns 247 units of moderately-priced rental housing in Orlando, Florida. The Company's management subsidiary manages the project under a year-to-year contract. Substantially all of the units currently are leased for terms of from 6 to 12 months. The Company also owns other properties in Florida, consisting of approximately 22 acres in the Ocala and Orlando area. All of these properties are presently being offered for sale.

               MAGAZINE DISTRIBUTION AND FULFILLMENT OPERATIONS

Through its wholly-owned subsidiary, Kable News Company, Inc. ("Kable"), the Company (i) performs fulfillment and related services for publishers and other customers and (ii) distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries. As of July 1, 1999, Kable employed approximately 1,080 persons, approximately 860 of whom were involved in its fulfillment activities and 220 in distribution activities.

Fulfillment Services

Kable's Fulfillment Services division performs a number of fulfillment and fulfillment related activities, principally magazine subscription fulfillment services, list services and product fulfillment services. The division accounted for 64% of Kable's total revenues in 1999 and 68% in 1998.

In the magazine subscription fulfillment service operation, Kable processes new orders, receives and accounts for payments, prepares and sends to each publisher's printer labels or tapes containing the names and addresses of subscribers for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares and mails renewal and statement notifications, maintains subscriber lists and databases, generates marketing and statistical reports, processes Internet orders and prints forms and promotional materials. Kable performs all of these services for many clients, but some clients utilize only certain of them. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications, membership organizations and government agencies which utilize the broad capabilities of Kable's extensive database system.

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

Kable plans to expand these services to other non-publisher clients.

In August 1996, Kable commenced the processing of "sweepstakes" entries for a major publisher, which includes opening the envelopes mailed in by contestants, furnishing the pertinent data electronically to the publisher and performing certain incidental functions. Revenues from this activity represented over 14% of the division's total revenues for fiscal 1999. Kable has been informed that this publisher has changed its operational strategies and will discontinue its use of Kable's services during fiscal 2000; Kable does not expect a significant impact on earnings as a result of this change.

Kable now performs fulfillment services for approximately 490 different magazine titles for some 210 clients and maintains approximately 13.4 million active subscriber names for its client publishers. In a typical month, Kable produces almost 14 million mailing labels for its client publishers and also produces and mails approximately 4.2 million billing and renewal statements.

There are a large number of companies that perform fulfillment services for publishers and with which Kable competes, two of which are much larger than Kable. Since publishers utilize only a single fulfillment service for a particular publication, there is intense competition to obtain fulfillment contracts with publishers. Competition for non-publisher clients is also intense. Kable has a staff whose primary duty is to solicit fulfillment business.

Distribution Services

In its distribution operation, Kable annually distributes magazines for over 210 publishers. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers over 36.1 million copies of various titles. Kable purchases the publications from its publishers and sells them to approximately 60 independent wholesale distributors who own and operate 160 individual companies in the United States and Canada. The wholesale distributors in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. In 1999, distribution activities accounted for 36% of Kable's revenues, and 32% in fiscal 1998.

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

A realignment of industry relationships in the distribution of magazines started during fiscal 1996 and rapidly grew to major proportions. It was triggered by the decision of certain major retailers with multiple outlets to sharply reduce the number of wholesalers with whom the retailers would deal. This action has led to the erosion of wholesaler profit margins and to a substantial continuing reduction in the number of wholesalers through the merger of certain wholesalers, the formation by certain other wholesalers of cooperatives to bid for the business of such retailers, and the complete retirement from the business by a number of wholesalers. The consolidation has reduced the number of Kable's wholesale customers by approximately 55% since 1995, which has increased the concentration of its revenue source and trade accounts receivable. These changes contributed to demands by most remaining wholesalers to purchase magazines at lower prices which many publishers, including some of Kable's, have accepted.

Financial pressures on wholesalers continued in fiscal 1999. Consequently, Kable has increased its accounts receivable reserves in anticipation of possible uncollectible balances from certain newsstand wholesaler customers. Management believes that industry changes will continue with the potential for further adverse consequences for publishers and their national distributors, including Kable.

Kable  has  a  distribution   sales  and  marketing   force  that  works  with
wholesalers and retailers to promote product sales and assist in determining the number of copies of product to be delivered to each retailer.

Kable generally makes substantial cash advances to publishers against future sales, which publishers may use to help pay for printing, paper and production costs prior to the product going on sale. Kable is usually not paid by wholesalers for product until some time after the product has gone on sale, and is therefore exposed to potential credit risks with both the publishers and the wholesalers. Its ability to make a profit is dependent in part on its skill in estimating the number of copies of an issue which should be printed and distributed and on limiting its advances to the publisher accordingly.

There are five national distributors with whom Kable competes. Since publishers utilize only a single distributor to distribute a particular line, there is intense competition among distributors to obtain distribution rights from publishers. Each of these large competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications is intense.

                             COMPANY OFFICES

The Company's principal executive offices are in New York City. Kable News has an executive and sales office in New York City, and its operations are centered in both owned and leased facilities in Mt. Morris, Illinois and Marion, Ohio. Real estate operations are headquartered in Rio Rancho, New Mexico in a modern office building owned by the Company

                                EMPLOYEES

The Company has approximately 1,190 employees as of July 1, 1999, none of whom is represented by a union. The Company provides retirement, health and other benefits to its employees and considers its employee relations to be good.

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

Item 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------

Not Applicable.

Executive Officers of Registrant
--------------------------------

Set forth below is certain information concerning persons who are executive officers of Registrant.

Name               Office Held/Principal occupation for Past Five Years     Age
----               ----------------------------------------------------     ---

Daniel Friedman    Senior Vice President of Registrant since 1980;           64
                   Chief Executive Officer of Kable News Company, Inc., a wholly-owned subsidiary of the Registrant since 1978.

James Wall         Senior Vice President of Registrant since 1991;           62
                   Chief Executive Officer of AMREP Southwest Inc., a wholly-owned subsidiary of Registrant, since 1991.

Mohan Vachani      Senior Vice President-Chief Financial Officer of          57
                   Registrant since 1993.

Valerie Asciutto   Senior Vice President-General Counsel of Registrant       46
                   since 1997; Vice President-General Counsel of
                   Registrant from 1992 to 1997.

David P. Maniatis  President of various entities not affiliated              43
                   with the Company engaged in the real estate business since prior to 1994 and continuing to the present;
                   Vice Chairman and Chief Operating Officer of AMREP
                   Southwest Inc. since April 1999*

The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.


________________________
 * Mr. Maniatis is a part time consultant to the Company, and not an employee.

                               PART II


Item 5.      Market for Registrant's Common Equity and
-------      -----------------------------------------
             Related Stockholder Matters
             ---------------------------

The Registrant's common stock is traded on the New York Stock Exchange under the symbol AXR. On July 23, 1999, there were approximately 2,400 holders of record of the common stock. The Registrant has historically not paid cash dividends. The range of high and low closing prices for the last two years by fiscal quarter is presented below:

              FIRST             SECOND             THIRD            FOURTH
         --------------    --------------     --------------    --------------
          HIGH     LOW      HIGH     LOW       HIGH     LOW      HIGH     LOW

  1999  $9 15/16  $6 1/2  $8 1/16   $5 1/2   $7 13/16  $5 7/8   $8      $4 5/8
  1998  $4 5/8    $3 1/2  $7 1/4    $4 5/8   $6 7/8    $5 1/4  $10 1/2  $6 1/4



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

                     (In thousands of dollars except per share amounts)
                                    Year Ended April 30,
                   -------------------------------------------------------
                    1999 (a)     1998     1997 (b)     1996       1995
                   -------------------------------------------------------
Revenues           $ 190,291  $ 171,368  $ 146,389  $ 161,802   $ 152,525
Net Income         $   7,537  $   8,206  $   7,282  $   2,785   $   4,015
Earnings Per
Share -
 Basic and Diluted $    1.02  $    1.11  $    0.99  $    0.38   $    0.55


Total Assets       $ 217,777  $ 229,768  $ 205,311  $ 181,796   $ 186,142
Notes Payable      $  74,665  $  84,248  $  79,824  $  54,391   $  61,653
Shareholders'      $  91,577  $  84,040  $  75,834  $  68,552   $  65,921
Equity
Cash Dividends     $       -  $       -  $       -  $       -   $       -

(a) Includes a tax benefit in the amount of $2,400,000 (the equivalent of $.33 per share) to reflect the settlement of 1990 through 1992 tax examinations.

(b) Includes a tax benefit in the amount of $6,250,000 (the equivalent of $.85 per share) to reflect the settlement of 1984 through 1989 tax examinations.

Item 7.     Management's Discussion and Analysis of Financial
-------     -------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, any reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

A wide range of factors could materially affect future developments and performance of the Company, including the following: (i) the level of demand for land in the markets in which the Company sells land; (ii) the possibility of further changes in the magazine distribution system for magazines which the Company distributes; (iii) the outcome and impact of year 2000; (iv) possible future litigation and governmental proceedings; (v) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including possible acquisitions; (vi) the failure to carry out marketing and sales plans; (vii) the failure successfully to integrate acquired business, if any, into the Company without substantial costs, delays other operational or financial problems; and (viii) economic, business conditions and changes including general economic and business conditions that are less favorable than expected.

This list of factors that may effect future performance and the accuracy of forward looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS
---------------------

Year Ended April 30, 1999 Compared to Year Ended April 30, 1998
---------------------------------------------------------------

Revenues
--------

Total revenues for the year ended April 30, 1999 increased $18.9 million (11%) from 1998, principally reflecting an increase in revenues from the real estate operations.

Revenues from real estate operations increased $22.1 million (21%) resulting from increases in both housing and land sales. This increase reflects a decision made by the Company to wind-down most of its homebuilding operations, to sell its land holdings in Colorado and California, and to concentrate on more rapidly developing its very substantial land holdings in Rio Rancho, New Mexico. As part of this process, the Company has entered into conditional contracts to sell homebuilding lots to several national and local builders in Rio Rancho.

Revenues from housing sales increased $11.2 million (14%), reflecting an increase in total housing deliveries from 677 to 711 as well as an increase in the average selling price of homes from $117,800 to $127,900. The number of homes closed increased as a result of various sales incentive programs developed during the fourth quarter to accelerate the sale of the Company's remaining housing inventory. The change in average selling price was due in large part to a change in the mix of projects from which homes were sold. The gross margin on housing sales increased by $1.9 million in 1999 over 1998, as a result of the increase in the number of homes sold as well as an increase in the average gross margin percentage to 13% in 1999 from 12% in 1998.

Revenues and related gross profit from land sales increased by approximately $10.9 million (44%) and $1.6 million (12%), respectively, in 1999 from 1998, primarily due to the increase in land sales to homebuilders resulting from the change in the Company's business focus discussed above. The average gross profit percentage on land sales decreased from 50% in 1998 to 39% in 1999 because the sales of residential land to builders have generally been at lower gross profit percentages than the sales of commercial and industrial land, which have represented a much larger percentage of total land sale revenues in prior years. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods.

Revenues from magazine circulation operations, consisting of both magazine distribution and fulfillment operations, increased approximately $400,000 (1%) from 1998. Revenues from the Fulfillment Services division decreased approximately $1.6 million (4%) due primarily to a lower volume of business in sweepstakes processing for one large customer. Revenues from the Newsstand Distribution Services division increased approximately $2.1 million (11%) this year, due to new business and a moderately higher volume of magazine sales. A major realignment of industry relationships in the distribution of magazines which started in 1996 has led to a substantial reduction in the number of Kable's wholesaler customers and, in many cases, has adversely impacted wholesaler profits and liquidity and caused them to delay payments to Kable. During the third and fourth quarters of fiscal 1999, Kable increased its reserve for uncollectible accounts by approximately $5.0 million due to concerns about certain newsstand wholesaler customers. As a result, magazine circulation operating expenses increased $4.3 million (10%) compared to the prior year. As a result of these factors, operating income from magazine circulation operations decreased by approximately $3.9 million this year. Excluding the effects of the increase in the reserve for uncollectible accounts, Kable's operating earnings would have been modestly higher than in fiscal 1998.

Revenues from "Interest and other operations" decreased from 1998 to 1999 principally because 1998 included a non-recurring gain of approximately $4.2 million on the sale of the Rio Rancho Golf and Country Club and the Company's 50% limited partnership interest in "The Classic at West Palm Beach", a congregate care facility in Florida.

Expenses
--------

Real estate commissions and selling expenses were generally comparable to the prior year amounts, and approximated 8% of related revenues in 1999 and 9% in 1998. Real estate and corporate general and administrative expenses increased approximately 2% in 1999 over 1998, due to additional costs of the Company's California operation which had commenced activities in September 1997, and which were offset in part by the effect of a benefit for pension expense resulting from the effect of an amendment to the Company's pension plan during 1998. General and administrative costs of magazine circulation operations decreased by approximately 4% over the comparable amounts of the prior year.

Interest expense increased from approximately $4.4 million in 1998 to approximately $4.7 million in 1999; interest related to magazine circulation operations decreased slightly due to lower interest rates, while interest related to real estate operations increased moderately due to lower amounts of capitalized interest.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred restructuring-related charges of approximately $2.1 million, including severance and lease termination payments ($1.1 million), and the write-off of unamortized goodwill and acquisition related costs ($1.0 million) incurred in connection with its acquisition of certain real estate assets in California. In addition, the Company wrote-off approximately $1.2 million related to deposits and other project-related inventory costs related to projects which have been abandoned or otherwise disposed of in connection with the business restructuring, which amount has been charged to real estate cost of sales. The Company's decision to change its real estate focus by emphasizing its land development activities at Rio Rancho, New Mexico and winding-down certain homebuilding activities is not considered to be a permanent change in strategy. Accordingly, because of these factors and because the Company intends to continue homebuilding activities in Portland, Oregon, the Company has presented the results of operations of homebuilding in continuing operations.

In 1999, the Company's effective tax rate of approximately 8% reflects a net benefit of approximately $2.4 million to the provision from income taxes following the conclusion of certain federal tax audits. See Note 10 to the consolidated financial statements.

Segment Information
-------------------

Information by industry segment is presented in Note 14 to the consolidated financial statements. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures" during 1999, which requires that industry segment information be prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimations are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management has evaluated the basis upon which costs are
allocated,   and  has   periodically   made  revisions  to  these  methods  of
allocation.   Accordingly,   the   determination   of  "pretax  income  (loss)
contribution" of each segment as summarized in Note 14 to the consolidated financial statements is presented for informational purposes, and is not necessarily the amount that would be reported if the segment were an independent company.

Year Ended April 30, 1998 Compared to Year Ended April 30, 1997
---------------------------------------------------------------

Revenues
--------

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

Revenues and related gross profit from land sales increased by approximately $8.2 million and $5.5 million, respectively, in 1998 from 1997, primarily due to an increase in the level of commercial and industrial land sales. The average gross profit percentage on land sales increased from 42% in 1997 to 50% in 1998 because of the mix of land sales between Colorado, Florida and New Mexico. Land sale revenues and related gross profits can vary from year to year as a result of the nature and timing of specific transactions, and are not an indication of amounts that may be expected to occur in future periods.

Revenues from magazine circulation operations increased by approximately 5% in 1998, due to increases in both Fulfillment Services and Newsstand Distribution Services divisions. Revenues from Fulfillment Services increased approximately 5%, due primarily to increased volumes in product fulfillment and sweepstakes processing services. Revenues from Distribution Services increased approximately 6%, due to a modest increase in the volume of magazine sales.

The  major   realignment  and   consolidation   of   relationships  in  the
distribution chain for magazines which developed during 1996 continues to affect the industry, and the Company continues to address the situation. Magazine circulation operating expenses have decreased from approximately 81% of related revenues in 1997 to approximately 77% of related revenues in 1998, reflecting the completed integration of the acquisition of Kable's Ohio operations and the favorable impact of cost reduction initiatives. As a result of these factors, operating income from magazine circulation operations increased by approximately $2.9 million in 1998, as compared to 1997.

During 1998, the Company sold the Rio Rancho Golf and Country Club and its 50% limited partnership interest in The Classic at West Palm Beach, a congregate care facility in Florida, and recognized an aggregate non-recurring gain of approximately $4.2 million, which amount is included in "Interest and other operations".

Expenses
--------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of credit and construction loan agreements.

Cash Flows From Financing Activities
------------------------------------

At April 30, 1999, the Company had line-of-credit arrangements with several financial institutions collateralized by various assets which, subject to collateral availability, amounted to an aggregate borrowing availability of approximately $66.7 million. One of these lines (under which $40 million was available and against which approximately $35.9 million was outstanding as of April 30, 1999) is available for Kable News Company operations. Borrowings under this line-of-credit, which expires August 31, 2000, must be collateralized 125% or more by certain Kable accounts receivable. The line-of-credit agreement limits the payment of dividends by, and loans from, Kable to the Company.

The other line-of-credit borrowings have been used principally to support real estate construction in New Mexico, California and Colorado. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At April
30, 1999, the maximum available under real estate lines-of-credit totaled $27.2 million of which borrowings of $20.5 million were outstanding. A subsidiary of the Company has also guaranteed approximately $14.5 million of mortgages and notes payable of joint ventures in which it is a participant.

Notes payable outstanding, including lines-of-credit discussed above, were $74.7 million at April 30, 1999 compared to $84.2 million at April 30, 1998. The decrease at April 30, 1999 compared to the prior year was primarily the result of the change in focus of real estate operations and the wind-down of homebuilding operations. The Company anticipates that as it completes homebuilding operations, its real estate borrowing requirements will continue to decline.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $89.7 million at April 30, 1999 compared to $99.9 million at April 30, 1998. This decrease was related to the restructuring of real estate operations, and also contributed to the decrease in accounts payable, deposits and accrued expenses at April 30, 1999 compared to the prior period.

Receivables from magazine circulation operations decreased by approximately $3.6 million compared to the prior year, which is primarily due to the increase in the reserve for uncollectible accounts of approximately $5.0 million resulting from concerns about certain newsstand wholesaler customers.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures increased in 1999 from 1998, due in part to requirements of the Company's utility subsidiary. The Company believes that its available funds will be adequate to provide for anticipated capital expenditures.

As a result of the restructuring of its real estate operations, the Company anticipates that its borrowing requirements will be reduced, commensurate with the reduction in construction activity. The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and land development loans will be sufficient to maintain liquidity at a satisfactory level.

As discussed in Note 10 to the consolidated financial statements, the Company reached an agreement with the Internal Revenue Service ("IRS") during 1999 to resolve all issues resulting from the IRS's examination of tax years 1990 through 1992, and paid all federal tax due for those years. In previous years, the Company had established a liability for Taxes Payable-amounts subsequently due (including anticipated interest thereon through the expected date of payment) to cover the expected amounts due, including amounts due for outstanding IRS examinaitons for tax years 1993 through 1996. Based upon the result of the 1999 settlement, which resulted in an amount of tax payable less than the Company had believed would be required, the Company has reduced the amount of Taxes Payable - amounts subsequently due by approximately $2.4 million in 1999. The examinations for the years 1993 through 1996 are in various stages of completion, and the exact amount of taxes and interest attributable to any given tax year will only be known and payable after the IRS completes its review and computes the amount of the adjustment for each year. The balance of the Taxes Payable - amounts subsequently due at April 30, 1999 is approximately $11.8 million; the Company believes that with cash on hand, anticipated earnings and credit available under lines of credit, it will be able to pay the amounts classified as Taxes Payable - amounts subsequently due when they become due. For tax years beginning in 1996, the Company believes its taxes have been calculated in a manner consistent with IRS regulations and in the manner in which tax examinations for all the years 1984 through 1992 have been completed.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments  and  Hedging   Activities" ("SFAS No. 133"), which  establishes
accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal year 2001. The Company expects the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

Impact of Inflation
-------------------

Operations of the Company can be impacted by inflation. Within the industries in which the Company operates, inflation can cause increases in the cost of materials, construction and other services, interest and labor. Unless such increased costs are recovered through increased sale prices, operating margins will decrease. Within the land development industry, the Company encounters particular risks. A large part of the Company's sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the income of potential purchasers and make it difficult for them to finance the purchase of a new home or sell their existing home. If this situation were to exist, the demand for the Company's land by these homebuilder customers might decrease. In general, in prior years, interest and price increases have been commensurate with the general rate of inflation in the Company's markets, and the Company has not found the inflation risk to be a significant problem either in its land development or homebuilding operations.

Year 2000 Readiness Disclosure (Y2K)
------------------------------------

Historically, most computer programs were written using two digits rather than four to define the applicable year. This could cause a problem whereby computer applications would fail to recognize the year 2000 and beyond. Such computer failures could have a material adverse effect on an enterprise's business operations, its transaction recording and, ultimately, its financial condition.

Since 1996, the Company has been addressing these Y2K compliance issues. The Company's program consists of four phases; (1.) Identify and rank material Y2K sensitive equipment and software, (2.) Assess the identified components, (3.) Remediate (including repair, upgrade, replacement), and (4.) Test system components. This program has involved all levels of management under the overall direction of the Senior Vice President and General Counsel ("GC") who has further directed the Director of Internal Audit ("DIA") to coordinate tasks and report progress.

For organizational purposes, Y2K committees were established at the Company's three operating centers - one for real estate operations and two for magazine circulation operations. Each committee has a chairman and the members include information technology, operating and financial management personnel. The committees report the status of compliance tasks on a quarterly basis which is then communicated to the Board of Directors by the GC and DIA. As the year 2000 approaches, it is anticipated that the task updates will be prepared on a more frequent basis.

Program Progress -- The identification and assessment phases (1 & 2) have been completed. The remediation phase (3) is substantially complete for all major systems. The systems addressed can be summarized under the following broad categories; (i.) operating, (ii.) accounting and financial reporting, (iii.) facility (fire protection, security and utility supply) and, (iv.) communications. The Company estimates the overall completion percentage of
the   remediation   phase  to  exceed  90%  at  April  30,  1999.  With  minor exceptions, it is estimated that this phase will be fully completed by October 31, 1999.

The testing phase (4) consists of component testing and comprehensive system testing. Component testing has been undertaken as specific remediation is completed. To date, the component test results have been favorable. The comprehensive testing of all systems is scheduled for completion by October 31, 1999.

Cost -- The Company has not  specifically  budgeted the costs  related to Y2K.
A  substantial   portion  of  the  program  has  been  completed  by  in-house personnel. Most system application software acquired from others has been upgraded in accordance with applicable maintenance contracts. In situations where entire systems were replaced, there were business reasons to do so in addition to Y2K compliance. Examples would include: (i.) the installation in 1997 of an integrated builder/accounting and financial reporting system for real estate operations and, (ii.) a new accounting and financial reporting system for magazine circulation operations (due for completion in August, 1999). Both new systems replaced inefficient and non-compliant in-house systems.

Vendor compliance -- As part of the remediation phase, the Company has had direct and continuous contact with critical vendors who supply software and hardware products for major systems. These products have been upgraded or replaced where necessary and have been considered in the Company's estimate of remediation completion indicated above. In addition, the Company has mailed inquiries to other significant vendors (critical computer products as well as other goods and services) as to their Y2K compliance. The vast majority of the responses received to date have been positive in that the vendor has indicated that it is compliant or expects to be so by the end of the year. The Company will follow up with the non-responders and assess potential exposure on an individual basis.

Customer/client compliance -- The Company is in the process of querying its critical customers and clients in regards to their Y2K compliance.

Worst Case Scenario -- It is very difficult to assess "the most reasonably likely worst case scenario". The exposure related to real estate operations is widely distributed. The vendor universe is composed of numerous small local businesses and consequently, the Company can quickly select alternative vendors. Customers tend to be one time home and/or land buyers. This division's systems are primarily centered on a vendor supplied, integrated builder/financial reporting software package which is Y2K certified.

For magazine circulation operations, the risk potential is greater. This division's systems are complex and involve many in-house and vendor supplied software packages. In addition, the computer hardware and software inventory is substantial. The most likely "worst case" would be a general failure in comprehensive systems testing. However, because the Company is conducting full testing well in advance of December 31, 1999, there is expected to be time to amend programs in the event of this unlikely occurrence. There is also some "worst case" potential should major magazine clients and wholesaler customers fail to be Y2K compliant. The Company has begun to contact this segment in order to better evaluate risk.

In general, the Company considers third parties to have the greatest potential for "worst case" scenarios because of the Company's inability to test and/or inquire beyond second parties. For example; the utility company which supplies one of the Company's facilities cannot provide power because its fuel distributor is not Y2K compliant or the publisher can't produce magazines because its printer is unable to get ink or paper.

Contingency Plans -- The Company has begun to develop contingency plans as a consequence of testing and/or direct inquiries. These plans have and will be formulated on a risk by risk basis. However, no contingency plans are being developed which will compensate for the loss of key public services such as utilities, mail delivery, governmental authority, transportation and other commercial infrastructure services. Although the Company does not anticipate any material business interruptions due to Y2K, in cannot be ruled out that some unforeseen second or third party disruption might occur. The Company is heavily dependent upon the continued normal operations of clients, customers, key vendors, lenders and the aforementioned public services.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk
---------- ----------------------------------------------------------

The primary market risk facing the Company is interest rate risk on its long term debt. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk, but this risk is not material. The following table sets forth as of April 30, 1999 the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted interest rate and estimated Fair Market Value ("FMV") (amounts in thousands):

                              Year ended April 30,
                                                          There-          FMV @
                   2000     2001    2002   2003    2004   after  Total   4/30/99



Fixed rate debt  $10,389   $1,452   $918    $353    $135  $1,789 $15,036 $15,100


Weighted average
   interest rate    8.2%     8.1%   8.7%     8.1%    8.0%   7.1%    8.1%     -

Variable rate
   debt          $16,380  $38,351 $4,898   $  -     $ -    $ -   $59,629 $59,629

Weighted average
   interest rate    8.6%     8.6%   8.7%      -       -      -      8.6%     -

Item 8.      Financial Statements and Supplementary Data
-------      -------------------------------------------



                    Report of Independent Public Accountants
                    ----------------------------------------

To the
 Shareholders and
 Board of
 Directors of
 AMREP Corporation:


We have audited the accompanying consolidated balance sheets of AMREP Corporation (an Oklahoma corporation) and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.

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


Albuquerque, New Mexico
July 1, 1999

                      AMREP CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                  CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
                  -----------------------------------------

                           APRIL 30, 1999 AND 1998
                           -----------------------

                        (Dollar amounts in thousands)



                        ASSETS                            1999          1998
                        ------                         ----------    ----------

CASH AND CASH EQUIVALENTS                              $   23,553    $   20,517

RECEIVABLES, net:
  Real estate operations                                   10,846        11,107
  Magazine circulation operations                          53,822        57,408

REAL ESTATE INVENTORY                                      89,723        99,904

OTHER REAL ESTATE INVESTMENTS                               2,401         2,251

PROPERTY, PLANT AND EQUIPMENT,
  at cost, net of accumulated
  depreciation and amortization                            18,360        17,658

OTHER ASSETS                                               13,881        14,719

EXCESS OF COST OF SUBSIDIARIES
  OVER NET ASSETS ACQUIRED, net                             5,191         6,204
                                                       ----------    ----------
   TOTAL ASSETS                                        $  217,777    $  229,768
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

                     AMREP CORPORATION AND SUBSIDIARIES
                     ----------------------------------

                  CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
                  -----------------------------------------

                           APRIL 30, 1999 AND 1998
                           -----------------------

               (Dollar amounts in thousands, except par value)


         LIABILITIES AND SHAREHOLDERS' EQUITY             1999          1998
         ------------------------------------          ----------    ----------

ACCOUNTS PAYABLE, DEPOSITS AND
  ACCRUED EXPENSES                                     $   36,182    $   39,201

NOTES PAYABLE:
  Amounts due within one year                              26,769        28,511
  Amounts subsequently due                                 47,896        55,737

TAXES PAYABLE:
  Amounts due within one year                               2,513         4,616
  Amounts subsequently due (including interest)            11,825        15,074

DEFERRED INCOME TAXES                                       1,015         2,589
                                                       ----------    ----------
   TOTAL LIABILITIES                                      126,200       145,728
                                                       ----------    ----------
COMMITMENTS AND CONTINGENCIES  (Notes 11 and 12)

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value;
   shares authorized--20,000,000;
   shares issued -- 7,398,677 in 1999 and 1998                740           740
  Capital contributed in excess of par value               44,928        44,928
  Retained earnings                                        46,089        38,552
  Treasury stock, at cost; 30,027 shares                     (180)         (180)
                                                       ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                              91,577        84,040
                                                       ----------    ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  217,777    $  229,768
                                                       ==========    ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.
                                    20

                      AMREP CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

               (Amounts in thousands, except per share amounts)

                                                    Year Ended April 30,
                                           -------------------------------------
                                              1999         1998          1997
                                           -----------  -----------   ----------
   REVENUES:
     Real estate operations-
      Home and condominium sales           $  90,947    $  79,730     $  68,647
      Land sales                              36,033       25,102        16,891
                                           ---------    ---------     ---------
                                             126,980      104,832        85,538

     Magazine circulation operations          57,354       56,939        54,152
     Interest and other operations             5,957        9,597         6,699
                                           ---------    ---------     ---------
                                             190,291      171,368       146,389
                                           ---------    ---------     ---------
   COSTS AND EXPENSES:
     Real estate cost of sales-
      Home and condominium sales              79,494       70,167        59,620
      Land sales                              21,869       12,493         9,798
     Operating expenses-
      Magazine circulation operations         48,181       43,835        43,966
      Real estate commissions and selling      7,689        7,424         6,850
      Other operations                         3,412        4,680         6,635
     General and administrative-
      Real estate operations and corporate     8,191        8,031         7,322
      Magazine circulation operations          6,408        6,657         6,428
     Interest, net                             4,743        4,404         4,050
     Restructuring costs                       2,108            -             -
                                           ---------    ---------     ---------
                                             182,095      157,691       144,669
                                           ---------    ---------     ---------
   INCOME BEFORE INCOME TAXES                  8,196       13,677         1,720

   PROVISION  (BENEFIT) FOR INCOME TAXES         659        5,471        (5,562)
                                           ---------    ---------     ---------
   NET INCOME                              $   7,537    $   8,206     $   7,282
                                           =========    =========     =========
   EARNINGS PER SHARE - BASIC AND DILUTED  $    1.02    $    1.11     $    0.99
                                           =========    =========     =========
   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                       7,369        7,369         7,369
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

                      AMREP CORPORATION AND SUBSIDIARIES
                      ----------------------------------

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               -----------------------------------------------

                               (Amounts in thousands)



                                        Capital
                                       Contributed
                        Common Stock    In Excess             Treasury
                        ------------       of       Retained   Stock at
                      Shares  Amount    Par Value   Earnings     Cost     Total
                      ------ --------  ------------ -------- --------- --------


BALANCE, April 30,
   1996               7,399 $     740 $  44,928  $  23,064  $   (180)  $ 68,552

  Net income              -         -         -      7,282         -      7,282
                      ----- --------- ---------  ---------  --------   --------
BALANCE, April 30,
   1997               7,399       740    44,928     30,346      (180)    75,834

  Net income              -         -         -      8,206         -      8,206
                      ----- --------- ---------  ---------  ---------  --------
BALANCE, April 30,
   1998               7,399       740    44,928     38,552      (180)    84,040

  Net income              -         -         -      7,537         -      7,537
                      ----- --------- ---------  ---------  --------   --------
BALANCE, April 30,
   1999               7,399 $     740 $  44,928  $  46,089  $   (180)  $ 91,577
                      ===== ========= =========  =========  ========   ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                      22

                      AMREP CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                             (Amounts in thousands)
                                                        Year Ended April 30,
                                                --------------------------------
                                                   1999         1998       1997
                                                ---------   ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   7,537   $   8,206  $  7,282
  Adjustments to reconcile net income
   to net cash provided (used) by operating
   activities-
   Depreciation and amortization                    4,830       3,259     2,743
   Loss (gain) on disposition of property,            218      (1,298)        -
   plant and equipment
   Gain from exchange of real estate inventory          -           -      (579)
       for accounts payable
   Changes in assets and liabilities,
   excluding the effect of acquisition-
     Receivables - net                              3,847     (14,753)   (3,896)
     Real estate inventory                         10,181      (7,389)  (12,673)
     Other real estate investments                   (150)      3,396     3,318
     Other assets                                    (871)     (1,777)     (757)
    Accounts payable, deposits and accrued
      expenses                                     (3,019)     10,224       168
     Taxes payable                                 (5,352)      4,104    12,135
     Deferred income taxes                         (1,574)     (2,548)  (20,703)
                                                ---------   ---------  --------
      Net cash provided (used) by operating
        activities                                 15,647       1,424   (12,962)
                                                ---------   ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (3,305)     (1,998)   (3,900)
  Proceeds from disposition of property, plant
   and equipment                                      277       2,691         -
  Amount paid for acquisition                           -      (2,202)        -
                                                ---------   ---------  --------
      Net cash used by investing activities        (3,028)     (1,509)   (3,900)
                                                ---------   ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                     61,647      55,212    66,225
  Principal debt payments                         (71,230)    (50,788)  (40,792)
      Net cash provided (used) by financing
        activities                                 (9,583)      4,424    25,433
                                                ---------   ---------  --------
INCREASE IN CASH AND CASH EQUIVALENTS               3,036       4,339     8,571

CASH AND CASH EQUIVALENTS, beginning of year       20,517      16,178     7,607
                                                ---------   ---------  --------
CASH AND CASH EQUIVALENTS, end of year          $  23,553   $  20,517  $ 16,178
                                                =========   =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts capitalized    $   4,802   $   4,093  $  3,903
                                                =========   =========  ========
  Income taxes paid                             $   7,656   $   3,952  $  2,673
                                                =========   =========  ========

  Acquisition of real estate assets:
   Identifiable assets acquired                 $       -   $   1,168  $      -
   Excess of cost over net assets acquired              -       1,081         -
   Liabilities assumed                                  -         (47)        -
                                                ---------   ---------  --------
      Amount paid for acquisition               $       -   $   2,202  $      -
                                                =========   =========  ========


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

                      AMREP CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
      -------------------------------------------------------------------

      Principles of consolidation
      ---------------------------

The consolidated financial statements include the accounts of AMREP Corporation ("Company"), an Oklahoma corporation, and its subsidiaries. The Company, through its principal subsidiaries, is engaged in two unrelated businesses. Kable News Company, Inc. ("Kable") operates in the magazine distribution and fulfillment services industries, and AMREP Southwest Inc. operates predominately in the real estate industry, principally in New
Mexico. As more fully discussed in Note 2, the Company implemented a plan during fiscal 1999 to wind-down a significant portion of its homebuilding operations and close its real estate operations in Colorado and California, and to concentrate its future real estate activities on developing and marketing its land holdings at Rio Rancho, New Mexico.

The Company's investments in partnerships (and similar entities), in which the Company's interest is 50% or less, or in which the Company does not effectively control the joint venture, are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format, since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year.

      Land sales
      ----------

Land sales are recognized when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged and title and other attributes of ownership have been conveyed to the buyer by means of a closing. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price. In the event the buyer defaults on the obligation, the property is taken back and recorded as inventory at the unpaid receivable balance, net of any deferred profit, but not in excess of fair market value less estimated costs to sell.

      Home and condominium sales
      --------------------------

Sales of homes and condominiums and related costs and expenses are recognized when title and other attributes of ownership have been conveyed to the buyer by means of a closing.

      Magazine circulation operations
      -------------------------------

Revenues from magazine circulation operations include revenues from the distribution of periodicals and subscription fulfillment activities. Distribution revenues represent commissions earned from the distribution of publications for client publishers which are recorded at the time the publications go on sale. The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice, accordingly, the Company provides for estimated returns by charges to income which are based on experience. Revenues from subscription fulfillment activities represent fees earned from the maintenance of computer files for customers, which are billed and earned monthly, and other fulfillment activities including sweepstakes mail processing, customer telephone support, product fulfillment, and graphic arts and lettershop services, all of which are billed and earned as the services are provided.

      Cash and cash equivalents
      -------------------------

Cash equivalents consist of short term, highly liquid investments which have an original maturity of ninety days or less, and that are readily convertible into cash.

      Real estate inventory
      ---------------------

Land and improvements for completed real estate projects, as well as those held for future development or sale, are stated at the lower of accumulated cost (except in certain instances where property is repossessed as discussed above under "Land sales") which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes, or fair market value less estimated costs to sell.

Homes and condominiums completed or under construction are stated at the lower of accumulated cost, including interest costs capitalized during construction, or fair market value less estimated costs to sell.

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

      Excess of cost of subsidiaries over net assets acquired
      -------------------------------------------------------

The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed ("goodwill") is carried as an asset. Goodwill of $5,191,000 arose in connection with the acquisition of Kable during 1969 and is not being amortized to operations, since this acquisition was made prior to the effective date of APB Opinion No. 17 and management is of the opinion that there has been no diminution of value. An additional $1,149,000 of goodwill arose in connection with the acquisition of certain real estate assets during 1998, and was being amortized over ten years. Amortization expense was $86,000 in 1999 and $68,000 in 1998. As discussed in Note 2, during the fourth quarter of 1999 the Company wrote-off the remaining balance of this portion of the goodwill in connection with the restructuring of its real estate operations.

      Income taxes
      ------------

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

      Earnings per share
      ------------------

Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed assuming the issuance of common shares for all dilutive stock options outstanding (using the treasury stock method) during the reporting period.

      Stock options
      -------------

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (see Note 9).

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

      Accounting pronouncements adopted
      ---------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and presentation of comprehensive income and its components
(revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in fiscal year 1999. The only component of comprehensive in income that applies to the Company for 1999, 1998, and 1997 is earnings as reported in the consolidated statements of income.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits" ("SFAS No. 132"), which revises employers' disclosures about pension and other post-retirement benefit plans. The Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 132 in fiscal 1999. Prior period disclosures have been presented in accordance with SFAS No. 132 (see Note 9).

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No 131"), which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly, and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company adopted SFAS No. 131 in fiscal 1999. Prior periods have been restated and presented in accordance with SFAS No. 131 (see Note 14).

      New accounting pronouncements
      -----------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal 2001. The Company expects the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

      Financial statement presentation
      --------------------------------

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1999 presentation.

(2)   RESTRUCTURING COSTS:
      --------------------

During the fourth quarter of fiscal 1999, the Company implemented a plan to wind-down a significant portion of its homebuilding operations, to sell all of its land holdings in Colorado and California, and to concentrate its real estate activities on developing and marketing its land holdings at Rio Rancho, New Mexico. As a result, the Company has incurred restructuring-related charges of approximately $1.1 million, including severance and lease termination payments, and has written-off unamortized goodwill and acquisition-related costs of approximately $1.0 million incurred in connection with its acquisition of certain real estate assets in California, since, as a result of this decision, the Company's operations in California will be substantially curtailed. The restructuring plan includes the termination of approximately 130 employees with related severence costs of $800,000; as of April 30, 1999, 44 employees had been terminated and severence costs of $240,000 had been paid. In addition, the Company has written-off approximately $1.2 million related to deposits and other project-related inventory costs which have been abandoned or otherwise disposed of in connection with this business restructuring, which has been charged to cost of sales. The Company's decision to change its real estate focus to emphasize land development operations in New Mexico and wind-down homebuilding operations is not considered to be a permanent change of strategy. Accordingly, because of these factors and because the Company intends to continue homebuilding operations in Portland, Oregon, the Company has presented the results of operations for homebuilding in continuing operations.

(3)   RECEIVABLES:
      -----------

Receivables consist of:                         April 30,
                                        -----------------------
                                           1999          1998
                                        ---------     ---------
                                               (Thousands)
Real estate operations-
  Mortgage and other receivables        $  11,101     $  11,398
  Allowance for doubtful accounts            (255)         (291)
                                        ---------     ---------
                                        $  10,846     $  11,107
                                        =========     =========
Magazine circulation operations-
  Accounts receivable (maturing within
   one year)                            $  98,179     $ 109,303
  Allowances for-
   Estimated returns                      (37,958)      (50,392)
   Doubtful accounts                       (6,399)       (1,503)
                                        ---------     ---------
                                        $  53,822     $  57,408
                                        =========     =========

Mortgage and other receivables bear interest at rates ranging from 8.0% to 12.0% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line-of-credit utilized for the magazine circulation operations (see Note 8).

The Company extends credit to various companies in the real estate and magazine circulation industries which may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. As industry practices allow, the Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, to be secured by collateral, and to provide an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial information. During 1999, Kable determined that certain wholesaler customers had been impacted by an industry consolidation and were encountering financial difficulties and, accordingly, provided an additional allowance for doubtful accounts of approximately $5.0 million.

Maturities of principal on real estate receivables, at April 30, 1999 are as follows (in thousands): 2000 - $7,294; 2001 - $2,241; 2002 - $71; 2003 -
$103; 2004 - $480; 2005 and thereafter - $912.

(4)  REAL ESTATE INVENTORY:
     ----------------------

Real estate inventory consists of:
                                                        April 30,
                                                  ----------------------
                                                     1999        1998
                                                  ---------    ---------
                                                       (Thousands)
Land and improvements held for sale or
 development                                      $  58,571    $  61,416

Homes and condominiums-
 Land and improvements                               15,678       17,460
 Construction costs                                  15,474       21,028
                                                  ---------    ---------
                                                  $  89,723    $  99,904
                                                  =========    =========

Accumulated capitalized interest costs included in real estate inventory at April 30, 1999 and 1998 were $4,553,000 and $5,732,000, respectively.
Interest costs capitalized during 1999, 1998 and 1997 were $3,348,000, $3,226,000 and $2,543,000, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 1999 and 1998 were $5,467,000 and $5,635,000, respectively. Real estate taxes capitalized during 1999, 1998 and 1997 were $217,000, $165,000 and $157,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $4,903,000, $2,726,000 and $1,741,000 in 1999, 1998 and 1997, respectively.

As a result of the restructuring discussed in Note 2, the Company's real estate assets will be substantially all located in New Mexico. Accordingly, as a result of this geographic concentration, the Company could be affected by the economic conditions of this region.

(5)   OTHER REAL ESTATE INVESTMENTS:
      -----------------------------

Investments in other real estate projects principally consist of the following:

                                                         April 30,
                                                   ---------------------
                                                     1999         1998
                                                   ---------   ---------
                                                        (Thousands)

Unconsolidated joint ventures                      $   2,401   $   1,520
Consolidated joint venture                                 -         731
                                                   ---------   ---------
                                                   $   2,401   $   2,251
                                                   =========   =========

      Unconsolidated Joint Ventures
      -----------------------------

The Company participates in a number of joint ventures in which it does not have management control. These joint ventures are primarily engaged in the development, construction and sale of single-family or multi-family residential properties. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows (in thousands):

                                                         April 30,
                                                   ---------------------
                                                     1999         1998
                                                   ---------   ---------
                                                        (Thousands)

Cash                                               $     612   $      83
Receivables and other assets                             700       1,090
Inventories                                           21,892       9,260
                                                   ---------   ---------
        Total Assets                               $  23,204   $  10,433
                                                   =========   =========

Mortgages and notes payable                        $  13,859   $   3,789
Other liabilities                                      3,122         755
Equity of:
   The Company                                         2,401       1,520
   Others                                              3,822       4,369
                                                   ---------   ---------
        Total Liabilities and Equity               $  23,204   $  10,433
                                                   =========   =========

The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. A subsidiary of the Company has guaranteed these mortgages payable, as well as an additional $600,000 of mortgage debt on a project where it is a non-equity participant.

                                                   Year Ended April 30,
                                                  ----------------------
                                                     1999        1998
                                                  ---------    ---------
                                                       (Thousands)

Revenues                                          $  12,346    $   5,729
Cost of sales                                        12,532        5,680
Other expenses - net                                  1,120          472
                                                  ---------    ---------
      Total pretax loss                           $  (1,306)   $    (423)
                                                  =========    =========
       The Company's share of pretax loss         $    (220)   $    (100)
                                                  =========    =========

The Company's share of pretax loss includes management fees earned from unconsolidated joint ventures. Also, as discussed in Note 2, the Company wrote-off approximately $1.0 million of goodwill related to these and other real estate projects in California.

(6)   PROPERTY, PLANT AND EQUIPMENT:
      ------------------------------

Property, plant and equipment consists of:
                                               April 30,
                                        ----------------------
                                           1999         1998
                                        ---------    ---------
                                              (Thousands)

Land, buildings and improvements        $  10,753    $   9,705
Furniture and fixtures                     12,309       11,594
Utility plant and equipment                 9,061        8,645
Other                                         680          974
                                        ---------    ---------
                                           32,803       30,918
Accumulated depreciation and
  amortization                            (14,443)     (13,260)
                                        ---------    ---------
                                        $  18,360    $  17,658
                                        =========    =========

Depreciation charged to operations amounted to $2,109,000, $1,940,000 and $1,816,000 in 1999, 1998 and 1997, respectively.

(7)   OTHER ASSETS:
      -------------

Other assets are comprised of:
                                               April 30,
                                        ----------------------
                                           1999         1998
                                        ---------    ---------
                                              (Thousands)

Prepaid expenses and other deferred     $   7,230    $   7,053
charges, net
Purchased magazine distribution
contracts,
  net of accumulated amortization of        1,818        2,246
  $2,461 and $2,033 in 1999 and 1998,
  respectively
Security and other deposits                 2,445        3,795
Prepaid pension                             1,459          949
Other                                         929          676
                                        ---------    ---------
                                        $  13,881    $  14,719
                                        =========    =========

Amortization related to deferred charges and distribution contracts was $1,622,000, $1,251,000 and $913,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

(8)   DEBT FINANCING:
      ---------------

Debt financing consists of:
                                                April 30,
                                          ---------------------
                                            1999         1998
                                          ---------    --------
                                               (Thousands)
Notes payable -
  Line-of-credit borrowings -
   Real estate operations and other       $  20,490    $  24,659
   Magazine circulation operations           35,873       35,552
  Mortgages and other notes payable          17,560       22,923
  Other                                         742        1,114
                                          ---------    ---------
                                          $  74,665    $  84,248
                                          =========    =========

Maturities of principal on notes payable at April 30, 1999 are as follows (in thousands): 2000 - $26,769; 2001 - $39,803; 2002 - $5,816; 2003 - $353; 2004
-  $135; 2005  and thereafter - $1,789.

      Line-of-credit borrowings
      -------------------------

The Company has several loan arrangements with various financial institutions to support real estate operations. These loans have a total maximum amount available of approximately $27.2 million of which borrowings of approximately $20.5 million were outstanding as of April 30, 1999. These borrowings, which have maturities ranging from fiscal 2000 through fiscal 2002, bear interest ranging from the prime rate (7.75% at April 30, 1999) plus .75% to 1.75% (with a weighted average effective rate of interest of approximately 8.6% at April 30, 1999), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The president of one of the Company's subsidiaries, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which $18 million of these lines-of-credit were obtained.

At April 30, 1999, the Company had drawn approximately $35.9 million against an additional $40.0 million line-of-credit arrangement which is generally restricted to magazine circulation operations. Borrowings under this line-of-credit agreement bear interest at the prime rate plus .5% or, at the Company's option, at LIBOR (5.0% at April 30, 1999) plus 2.75%, and are collateralized by accounts receivable arising from magazine circulation operations. This agreement also contains various financial performance and other restrictive covenants which, among other things, limit the payment of dividends, annual capital expenditures and loans from the magazine circulation subsidiary to the Company. The Company was not in compliance with a performance covenant on one loan at April 30, 1999, for which it has obtained a waiver. Borrowings pursuant to this line-of-credit agreement are due August 31, 2000.

As a result of the restructuring of real estate operations discussed in Note 2, the Company anticipates that its real estate borrowing requirements, which had been used principally to support construction activities, will decline. The Company anticipates the ability to renew, extend or replace any of these loan agreements as needed.

      Mortgages and other notes payable
      ---------------------------------

Mortgages and other notes payable had interest rates ranging from 6.4% to 11.5% at April 30, 1999, and are primarily collateralized by property, plant and equipment and certain land inventory. These borrowings mature through fiscal 2013.

(9)   BENEFIT PLANS:
      --------------

      Stock option plans
      ------------------

Under the Company's 1992 Stock Option Plan, 311,750 shares are reserved for issuance to officers and other key employees. Options may be granted in such amounts, at such times, and with such exercise prices as the stock option committee may determine. The Non-Employee Directors Option Plan has 40,500 shares reserved for issuance and provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant. A summary of activity in the Company's stock option plans is as follows:

                                          Year Ended April 30,
                      ---------------------------------------------------------
                              1999                  1998                 1997
                      ---------------------------------------------------------
                                 Weighted          Weighted           Weighted
                        Number    Average  Number   Average   Number   Average
                         of      Exercise   of     Exercise    of     Exercise
                        Shares     Price   Shares    Price    Shares    Price
                       -------   -------- --------  ------   -------  -------
Options outstanding
 at beginning of year   50,500   $  6.18   85,500   $ 7.40   121,000  $ 7.13

Granted                  2,500   $  7.75   42,500   $ 6.09     3,500  $ 5.19

Expired or canceled     (9,500)  $  6.50  (77,500)  $ 7.48   (39,000) $ 6.38
                       -------            -------            -------
Options outstanding
 at end of year         43,500   $  6.20   50,500   $ 6.18    85,500  $7.40
                       =======            =======            =======
Available for grant
 at end of year        308,750            303,250            272,250
                       =======            =======            =======

Options exercisable
 at end of year         18,417              8,000             80,500
                       =======            =======            =======

Range of exercise
 prices for options
 exercisable at end
 of year            $5.19 to $7.50      $5.19 to $8.88     $5.12 to $8.88
                    ==============      ==============     ===============

Options outstanding at April 30, 1999 are exercisable over a three to four year period beginning one year from date of grant. The weighted average fair value of options granted during the year was $2.32 in 1999, $.79 in 1998 and $.24 in 1997. The weighted average remaining contractual life of options outstanding at April 30, 1999, 1998 and 1997 is 2.4, 3.2 and .4 years, respectively.

Stock options granted have been issued at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

      Savings plans
      -------------

The Company has two savings plans to which the Company makes contributions. The plans were amended during 1998 to provide for standard contributions of 33.3% of eligible employees' defined contributions up to a maximum of 2% of such employees' compensation. Additional amounts may be contributed with the approval of the Company' Board of Directors. The Company's contributions to the plans amounted to approximately $216,000, $268,000 and $129,000, in 1999, 1998 and 1997, respectively.

      Retirement plans
      ----------------

The Company has two retirement plans which cover substantially all full-time employees. In 1999, 1998 and 1997, the Company contributed $12,000, $231,000 and $1,190,000, respectively, to the plans. During fiscal 1998, the Company's pension plans were amended to revise the form of benefit payment determination from that of a defined benefit plan formula based upon length of service and a percentage of qualifying compensation to one based upon a percentage of the employee's annual salary. Assets are invested primarily in United States Treasury obligations, equity and debt securities and money market funds. Net periodic pension cost for 1999, 1998 and 1997 was comprised of the following components:

                                        Year Ended April 30,
                               ------------------------------------
                                  1999          1998         1997
                               ---------     ---------    ---------
                                             (Thousands)
Service cost - benefits
  earned during the period     $     645     $     994    $   1,156
Interest cost on projected
  benefit obligation               1,617         1,717        1,722
Expected return on assets         (2,385)       (2,006)      (1,885)
Amortization of prior service
  cost                              (352)         (121)        (121)
Recognized net actuarial gain
  (loss)                             (12)            -            -
                               ---------     ---------    ---------
Net periodic pension cost
 (income)                      $    (487)    $     584    $     872
                               =========     =========    =========

Assumptions used in determining net periodic pension cost were:

                                         Year Ended April 30,
                               ------------------------------------------
                                   1999          1998           1997
                               -------------  ------------  -------------

Discount rates                     7.25%          7.25%         8.00%
Rates of increase in
  compensation levels               N/A            N/A       4.50-5.00%
Expected long-term rate of
  return on assets              8.00-9.00%     8.00-9.00%    8.00-9.00%


The following table sets forth changes in the plans' benefit obligations and assets, and summarizes components of amounts recognized in the Company's consolidated balance sheets:

                                                     April 30,
                                               --------------------
                                                 1999        1998
                                               -------     --------
                                                    (Thousands)
Change in benefit obligations:
   Benefit obligation at beginning of year     $ 22,471    $ 23,729
   Service cost                                     495         887
   Interest cost                                  1,617       1,716
   Amendments                                         -      (3,852)
   Actuarial gain                                   310       1,147
   Benefits paid                                 (1,252)     (1,156)
                                               --------    --------
Benefit obligation at end of year              $ 23,641    $ 22,471
                                               ========    ========
Change in plan assets:
   Fair value of plan assets at
     beginning of year                         $ 27,133    $ 23,283
   Actual return on plan assets                   2,416       5,094
   Employer contribution                             12         231
   Benefits paid                                 (1,252)     (1,156)
   Expenses                                        (241)       (319)
                                               --------    --------
Fair value of plan assets at end of year       $ 28,068    $ 27,133
                                               ========    ========

Funded status                                  $  4,427    $  4,662
Unrecognized net actuarial loss                     407          14
Unrecognized prior service cost                  (3,375)     (3,727)
                                               --------    --------
Prepaid pension cost                           $  1,459    $    949
                                               ========    ========

(10)    INCOME TAXES:

The provision (benefit) for income taxes consists of the following:
                                               Year Ended April 30,
                                       -----------------------------------
                                         1999          1998         1997
                                       --------     ---------    ---------
                                                    (Thousands)
Current:
  Federal                              $   1,946    $   6,925    $  13,187
  State and local                            286        1,094        1,954
                                       ---------    ---------    ---------
                                           2,232        8,019       15,141
                                       ---------    ---------    ---------
Deferred:
  Federal                                 (1,397)      (2,177)     (18,753)
  State and local                           (176)        (371)      (1,950)
                                       ---------    ---------    ---------
                                          (1,573)      (2,548)     (20,703)
                                       ---------    ---------    ---------
Total provision (benefit) for income
taxes                                  $     659    $   5,471    $  (5,562)
                                       =========    =========    =========

The components of the net deferred income tax liability are as follows:
                                                       April 30,
                                               ------------------------
                                                  1999           1998
                                               ---------      ---------
                                                      (Thousands)
Deferred income tax assets-
   State tax loss carryforwards                $   4,433      $   4,716
   Real estate inventory valuation                   964          1,127
   Interest payable on tax settlements             2,229          2,229
   Real estate basis differences                   1,528            508
   Reserve for periodicals and paperbacks              -            596
   Differences related to timing of                1,120            871
 partnership income
                                               ---------      ---------
   Total deferred income tax assets               10,274         10,047
                                               ---------      ---------

Deferred income tax liabilities-
   Reserve for periodicals and paperbacks         (1,329)             -
   Gain on partnership restructuring                (473)          (473)
   Depreciable assets                             (2,684)        (2,563)
   Expenses capitalized for financial
     reporting purposes, expensed for tax         (2,399)        (2,518)
   Other                                            (519)        (2,976)
                                               ---------      ---------
   Total deferred income tax liabilities          (7,404)        (8,530)
                                               ---------      ---------
   Valuation allowance for realization of
     state tax loss carryforwards                 (3,885)        (4,106)
                                               ---------      ---------
 Net deferred income tax liability             $  (1,015)     $  (2,589)
                                               =========      =========

The following table reconciles taxes computed at the U.S. federal statutory income tax rate to the Company's actual tax provision (benefit):

                                              Year Ended April 30,
                                     ------------------------------------
                                        1999          1998          1997
                                     ---------     ---------    ---------
                                                   (Thousands)
Computed tax provision at
 statutory rate                      $   2,787     $   4,787    $     585
Increase (reduction) in tax
 resulting from:
   State income taxes, net of federal
     income tax effect                     491           809          117
   Net reduction in tax liability
     as a result of IRS settlement      (2,401)            -       (6,250)
   Other                                  (218)         (125)         (14)
                                     ---------     ---------    ---------
Actual tax provision (benefit)       $     659     $   5,471    $  (5,562)
                                     =========     =========    =========

During 1997, the Company reached an agreement with the Internal Revenue Service ("IRS") to resolve all outstanding issues related to the IRS's examination of the Company's tax returns for the years 1984 through 1989. As a result, the Company recorded a net reduction in its previously established tax liability in the amount of $6.25 million to reflect a reduction in the amount ultimately expected to be payable in order to achieve a tax treatment consistent with the 1997 agreement for all subsequent tax years under examination (1990 through 1996) and to reflect a reduction in federal income tax rates for deferred taxes established at rates in effect prior to 1987. During 1999, the Company reached an agreement with the IRS to resolve all outstanding issues resulting from the examination of tax years 1990 through 1992, and paid all federal tax due for those years. Based upon the results of this agreement, which resulted in an amount of tax payable less than the Company had believed would be required, the Company reduced the amount of Taxes Payable - Amounts subsequently due by an additional $2.4 million. The examinations for the years 1993 through 1996 are in various stages of completion, and the exact amount of taxes and interest attributable to any given tax year will only be known and payable after the IRS completes its review and computes the amount of the adjustment (including interest due) for each year. For tax years beginning in 1996, the Company believes that its taxes have been calculated in a manner consistent with IRS regulations and in the manner in which tax examinations for all years 1984 through 1992 have been completed, and accordingly, the Company believes that the balance of Taxes Payable - amounts subsequently due at April 30, 1999 reflects all amounts that will be due to the IRS upon settlement all open tax examinations.


(11)  COMMITMENTS AND CONTINGENCIES:
      ------------------------------

      Revenue agent review
      --------------------

The IRS is in the process of reviewing the Company's tax returns for the years 1993 through 1996. While the Company cannot be totally certain of the results of these audits, in 1997 it adjusted Deferred Income Taxes and Taxes Payable, as discussed in Note 10, to reflect adjustments similar to those agreed upon with the IRS in reaching agreement on the 1984 through 1989 tax returns with regard to the reserve for periodicals and paperbacks.

      Land sale contracts
      -------------------

During 1999, the Company entered into conditional sales contracts to sell to several builders a total of approximately 2,100 lots in Rio Rancho, New Mexico at an aggregate cost of approximately $44.4 million. A total of 646 of these lots were sold pursuant to such contracts at a total sales price of $15.8 million during 1999. The remainder of the lots are anticipated to close over the next two years, during which time the Company expects to incur substantial additional development costs. Since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts.

      Noncancellable leases
      ---------------------

The Company is obligated under long-term noncancellable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 1999, 1998 and 1997 was approximately $5,477,000, $5,195,000 and $5,215,000, respectively.

The approximate minimum rental commitments for years subsequent to April 30, 1999, are as follows (in thousands): 2000 - $3,145; 2001 - $2,838; 2002 -
$2,197; 2003 - $1,696; 2004 - $1,004;  thereafter - $463; and the total future minimum rental payments - $11,343.

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

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS:
      ------------------------------------

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments.
Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates changes. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables is $8.8 million, versus a carrying amount of $8.7 million, and $7.4 million versus $7.5 million, respectively, at April 30, 1999 and April 30, 1998. The estimated fair value of the Company's long-term, fixed-rate notes payable is $15.0 million versus a carrying amount of $15.1 million as of April 30, 1999 and $15.8 million, which equals the carrying amount as of April 30, 1998.

(14)  INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
      -------------------------------------------------------
      INDUSTRY SEGMENTS:
      ------------------

The Company adopted SFAS No. 131 during 1999, which requires that industry segment information be prepared on a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions in place of the "industry segment" approach used previously. As a result, the Company has identified four segments in which it operates under the definition established by this standard. The Company's real estate subsidiary has two identified segments, Land Sale operations and Homebuilding operations. Land Sale operations involve the obtaining of approvals, and development of large tracts of land for sale to builders, commercial users and others, and Homebuilding operations involve the construction and sale of single-family homes and other projects. Magazine circulation operations also has two identified segments, Distribution and
Fulfillment operations. Distribution operations involve the national and international distribution and sale of periodicals and paperbacks to wholesalers, and Fulfillment operations involve the performance of subscription and product fulfillment and other related activities on behalf of various publishers and other clients. Corporate and other miscellaneous revenues and expenses not identifiable with a specific segment are grouped together in this presentation. Certain expenses are allocated among industry segments based upon management's estimate of each segment's absorption.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry segment, which also is based upon certain estimates and allocations among segments.

Segment information from prior years prepared in conformity with SFAS No. 14 has been restated to conform to the provisions of SFAS no. 131.

The following schedules set forth summarized data relative to the industry segments:

                        Land         Home                                   Corporate
                        Sales        Building    Distribution  Fulfillment  and Other   Consolidated
                        ---------    ---------   ------------  -----------  ---------  -------------

1999 (Thousands):
  Revenues              $  37,182    $  92,637   $  20,377     $ 36,977     $  3,118    $ 190,291
  Operating expenses       25,292       91,151      19,103       35,486        4,212      175,244
  Restructuring costs           -        2,108           -            -            -        2,108
  Interest expense, net       619        1,394       1,954          731           45        4,743
                        ---------    ---------   ---------     --------     --------    ---------
  Pretax income(loss)
    contribution        $  11,271    $  (2,016)  $    (680)    $    760     $ (1,139)   $   8,196
                        =========    =========   =========     ========     ========    =========
  Depreciation and
    amortization        $     362    $   1,857   $     891     $  1,512     $    208    $   4,830
  Identifiable assets   $  64,814    $  55,310   $  61,791     $ 18,528     $ 17,334    $ 217,777
  Capital expenditures  $   1,043    $     679   $     168     $    970     $    445    $   3,305

-----------------------------------------------------------------------------------------------------

1998 (Thousands):
  Revenues              $  25,821    $  80,461   $  18,322     $ 38,617     $  8,147    $ 171,368
  Operating expenses       15,656       80,200      14,358       36,134        6,939      153,287
  Interest expense, net       433        1,121       1,907          827          116        4,404
                        ---------    ---------   ---------     --------     --------    ---------
  Pretax income (loss)
    contribution        $   9,732    $    (860)  $   2,057     $  1,656     $  1,092    $  13,677
                        =========    =========   =========     ========     ========    =========
  Depreciation and
   amortization         $     261    $     610   $     996     $  1,051     $    341    $   3,259
  Identifiable assets   $  75,373    $  56,941   $  62,478     $ 19,843     $ 15,133    $ 229,768
  Capital expenditures  $     102    $     396   $     204     $    540     $    756    $   1,998

-----------------------------------------------------------------------------------------------------

1997 (Thousands):
  Revenues              $  17,761    $  68,793   $  17,213     $ 36,939     $  5,683    $ 146,389
  Operating expenses       12,133       69,478      14,239       36,155        8,614      140,619
  Interest expense, net       272        1,268       1,548          810          152        4,050
                        ---------    ---------   ---------     --------     --------    ---------
  Pretax income (loss)
   contribution         $   5,356    $  (1,953)  $   1,426     $    (26)    $ (3,083)   $   1,720
                        =========    =========   =========     ========     ========    =========
  Depreciation and
   amortization         $     246    $     333   $   1,360     $    313     $    491    $   2,743
  Identifiable assets   $  81,990    $  42,506   $  58,300     $ 13,084     $  9,431    $ 205,311
  Capital expenditures  $     152    $     511   $     292     $  1,878     $  1,067    $   3,900

-----------------------------------------------------------------------------------------------------


Selected Quarterly Financial Data (Unaudited)

                            (In thousands of dollars, except per share
                                             amounts)
                                          Quarter Ended
                           -------------------------------------------------
                            July 31,   October 31,   January 31,   April 30,
                              1998        1998         1999          1999
                           -------------------------------------------------
Revenues                   $  46,223    $  35,930    $  41,787    $  66,351

Gross Profit                  11,374        7,508        6,374       12,079

Net Income (a)             $   2,882    $     341    $     693    $   3,621
                           =========    =========    =========    =========
Earnings Per Share -
  Basic and Diluted (a)    $    0.39    $    0.05    $    0.09    $    0.49
                           =========    =========    =========    =========

                                          Quarter Ended
                           --------------------------------------------------
                            July 31,   October 31,   January 31,    April 30,
                              1997        1997         1998           1998
                           --------------------------------------------------

Revenues                   $  37,795    $  43,540    $  46,849    $  43,184

Gross Profit                   7,086       10,845       13,591        8,671

Net Income                 $     505    $   2,539    $   4,142    $   1,020
                           =========    =========    =========    =========
Earnings Per Share -
  Basic and Diluted        $    0.07    $    0.34    $    0.56    $    0.14
                           =========    =========    =========    =========


 a) The quarters ended January 31, 1999 and April 30, 1999 reflect an adjustment to Taxes Payable - amounts subsequently due of $900,000 and $1,500,000 respectively, for the settlement of the 1990 through 1992 tax examinations (see Note 10).

 Item 9.  Changes in and Disagreements with Accountants on Accounting
--------  -----------------------------------------------------------
            and Financial Disclosure.
            -------------------------

Not Applicable.


                                PART III
                                --------

The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in
Part I above under the caption "Executive Officers of the Registrant".

                               PART IV
                               -------

Item 14.           Exhibits, Financial Statement Schedules, and
--------           --------------------------------------------
                             Reports on Form 8-K
                             --------------------

(a)          1.  The  following   financial   statements   and   supplementary
financial information are filed as part of this report:

             AMREP Corporation and Subsidiaries:

                    Report of Independent Public Accountants -
                         Arthur Andersen LLP

                    Consolidated Balance Sheets - April 30, 1999 and 1998

                    Consolidated Statements of Operations for the Three Years
                         Ended April 30, 1999

                    Consolidated Statements of Shareholders' Equity for the
                         Three Years Ended April 30, 1999

                    Consolidated Statements of Cash Flows for the Three Years
                         Ended April 30, 1999

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

(b) During the quarter ended April 30, 1999, Registrant filed no Current Report on Form 8-K.

                             SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               AMREP CORPORATION
                                                  (Registrant)

Dated:  July 27, 1999                          By /s/Mohan Vachani
                                                  ----------------
                                                 Mohan Vachani
                                                 Senior Vice President

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Mohan Vachani                               /s/Nicholas G. Karabots
-----------------------------------            ------------------------
Mohan Vachani                                  Nicholas G. Karabots
  Director, Senior Vice President,               Director
  Principal Financial Officer and              Dated:  July 27, 1999
  Principal Accounting Officer *
Dated:  July 27, 1999

/s/Jerome Belson                               /s/Albert V.  Russo
------------------------------------           -------------------------
Jerome Belson                                  Albert V. Russo
  Director                                       Director
Dated:  July 27, 1999                          Dated:  July 27, 1999

/s/Edward B. Cloues, II                        /s/Samuel N. Seidman
------------------------------------           --------------------------
Edward B. Cloues, II                           Samuel N. Seidman
  Director                                        Director
Dated:  July 27, 1999                          Dated:  July 27, 1999

/s/Daniel Friedman                             /s/James Wall
------------------------------------           ---------------------------
Daniel Friedman                                James Wall
  Director                                        Director
Dated:  July 27, 1999                          Dated:  July 27, 1999




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

                      AMREP CORPORATION AND SUBSIDIARIES
                      ----------------------------------

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 1 of 2)
        -------------------------------------------------------------
                                 (Thousands)

                                       Additions
                                -----------------------
                                  Charges
                                 (Credits)    Charged
                     Balance at  to Costs    (Credited)                Balance
                     Beginning      and       to Other                  at End
                     of Period   Expenses     Accounts    Deductions  of Period
                     ---------   ---------   ---------    ----------  ---------

FOR THE YEAR ENDED
  APRIL 30, 1999:
   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet)  $    291     $     74   $      -      $   110(A)   $    255
                     --------     --------   --------      ----------   --------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet)  $ 51,895     $ (3,528)  $      -      $ 4,010(A)  $  44,357
                     --------     --------   --------      ----------   --------


FOR THE YEAR ENDED
  APRIL 30, 1998:
   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet)
                     $    690     $    143   $      -      $   542(A)   $    291
                     --------     --------   --------      ----------   --------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet)  $ 48,976     $  3,044   $      -      $   125(A)   $ 51,895
                     --------     --------   --------      ----------   --------
   Real estate
   valuation
   allowance         $  2,459     $      -   $ (1,880)     $   579(B)   $      -
                     --------     --------   --------      ----------   --------

                      AMREP CORPORATION AND SUBSIDIARIES
                      ----------------------------------

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 2 of 2)
        -------------------------------------------------------------
                                 (Thousands)

                                       Additions
                                -----------------------
                                  Charges
                                 (Credits)    Charged
                     Balance at  to Costs    (Credited)                Balance
                     Beginning      and       to Other                  at End
                     of Period   Expenses     Accounts    Deductions  of Period
                     ---------   ---------   ---------    ----------  ---------
FOR THE YEAR ENDED
  APRIL 30, 1997:
   Allowance for
     doubtful
     accounts
     (included in
     receivables -
     real estate
     operations on
     the
     consolidated
     balance sheet)
                     $    598    $    135   $      -      $     43(A)   $    690
                     --------     --------   --------      ----------   --------
   Allowance for
     estimated
     returns and
     doubtful
     accounts
     (included in
     receivables -
     magazine
     circulation
     operations on
     the
     consolidated
     balance sheet)  $ 49,394     $    706   $      -      $ 1,124(A)   $ 48,976
                     --------     --------   --------      ----------   --------
   Real estate
   valuation
   allowance         $  2,580     $      -   $      -    $      121(B)  $  2,459
                     --------     --------   --------      ----------   --------





       NOTE:(A) Uncollectible accounts written off.
            (B) Allowances utilized to reduce inventory valuation.

                                        EXHIBIT INDEX

                      (3)(a)(i)  Articles of Incorporation, as
                                 amended - Incorporated by
                                 reference to Exhibit (3) (a) (i)
                                 to Registrant's Annual Report on
                                 Form 10-K for the year ended April
                                 30, 1998.

                      (3)(a)(ii) Certificate of Merger -
                                 Incorporated by  reference to
                                 Exhibit (3) (a) (ii) to
                                 Registrant's Annual Report on Form
                                 10-K for the year ended April 30,
                                 1998.

                      (3) (b)    By-Laws as restated September 24,
                                 1997 - Incorporated by reference
                                 to Exhibit 3 (c) to Registrant's
                                 Quarterly Report on Form 10-Q for
                                 the quarter ended October 31, 1997.

                      (4) (a)    Loan Agreement  dated as of
                                 September 15, 1998 between Kable
                                 News Company, Inc., and  American
                                 National Bank and Trust Company of
                                 Chicago as Agent and all the
                                 lenders as defined therein -
                                 Incorporated by reference to
                                 Exhibit 4 (a) to Registrant's
                                 Quarterly Report on Form 10-Q for
                                 the quarter ended October 31, 1998.

                      (4) (b)    Commitment Agreement dated as of
                                 February 20, 1998 between AMREP
                                 Southwest, Inc., and Residential
                                 Funding Corporation - Incorporated
                                 by reference to Exhibit 4 (b) to
                                 Registrant's Quarterly Report on
                                 Form 10-Q for the quarter ended
                                 October 31, 1998.

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

                      (23)       Consent of Arthur Andersen LLP,
                                 filed herewith.

                      (27)       Financial Data Schedule

      _________________________________
      * Management contract or compensatory plan or arrangement in which directors or officers participate.