Form 10-Q
period 1999-07-31
AMREP CORP
filed 1999-09-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          July 31, 1999
                              ______________________________________

                                      OR

      [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to  _________________

                      Commission File Number    1-4702
                                             ___________

                               AMREP Corporation
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

      Oklahoma                                                 59-0936128
_______________________________________________________________________________
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York                10022
_______________________________________________________________________________
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (212) 705-4700
                                                   _________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

                        Yes      X       No
                            ____________    ___________

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 10, 1999 - 7,314,450.

                                   FORM 10-Q
                      AMREP CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----



PART I                                                             PAGE NO.
------                                                             --------
Consolidated Financial Statements:

      Balance Sheets
         July 31, 1999 (Unaudited) and
         April 30, 1999 (Audited)                                      1

      Statements of Operations and Retained Earnings (Unaudited)
         Three Months Ended July 31, 1999 and 1998                     2

      Statements of Cash Flows (Unaudited)
         Three Months Ended July 31, 1999 and 1998                     3

      Notes to Consolidated Financial Statements                       4

Management's Discussion and Analysis                                  5-8



PART II
-------

Other Information                                                      9

Signatures                                                            10

Exhibit Index                                                         11

                                   FORM 10-Q
                      AMREP CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       July 31, 1999 and April 30, 1999
              (Thousands, except par value and number of shares)

                                              July 31,     April 30,
                                                1999         1999
                                             -----------  -----------
                                             (Unaudited)   (Audited)
ASSETS
------

Cash and cash equivalents                    $   12,292   $   23,553
Receivables, net:
  Real estate operations                          9,287       10,846
  Magazine circulation operations                54,697       53,822
Real estate inventory                            75,189       89,723
Other real estate investments                     1,956        2,401
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $14,216 at July 31, 1999
  and $14,443 at April 30, 1999.                 18,010       18,360
Other assets                                     13,906       13,881
Excess of cost of subsidiary over net
  assets acquired                                 5,191        5,191
                                             ----------   ----------
                                             $  190,528   $  217,777
                                             ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable, deposits and accrued       $   28,312   $   36,182
expenses
Notes payable:
  Amounts due within one year                    14,794       26,769
  Amounts subsequently due                       40,178       47,896
Taxes payable:
  Amounts due within one year                     1,355        2,513
  Amounts subsequently due                       11,825       11,825
Deferred income taxes                             1,339        1,015
                                             ----------   ----------
                                                 97,803      126,200
                                             ----------   ----------

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized -- 20,000,000 shares
    authorized -- 7,398,650 shares issued
    at July 31, 1999 and April 30, 1999             740          740
Capital contributed in excess of par value       44,930       44,928
Retained earnings                                47,402       46,089
Treasury stock, at cost; 55,827 shares at
  July 31, 1999 and 30,027 shares at April
  30, 1999                                         (347)        (180)
                                             ----------   ----------
                                                 92,725       91,577
                                             ----------   ----------
                                             $  190,528   $  217,777
                                             ==========   ==========

               See notes to consolidated financial statements.

                                  FORM 10-Q
                      AMREP CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Three Months Ended July 31, 1999 and 1998
                     (Thousands, except per share amounts)

                                         1999          1998
                                     ----------     ----------
REVENUES
--------

Real estate operations:
  Home and condominium sales         $    18,711    $   20,848
  Land sales                               8,226         9,673
                                     -----------    ----------
                                          26,937        30,521

Magazine circulation operations           13,000        14,250
Interest and other operations              2,098         1,452
                                     -----------    ----------
                                          42,035        46,223
                                     -----------    ----------

COSTS AND EXPENSES
------------------

Real estate cost of sales:
  Home and condominium sales              16,493        18,147
  Land sales                               5,863         5,089
Operating expenses:
  Magazine circulation operations         10,466        10,903
  Real estate commissions and selling      1,590         1,776
  Other operations                         1,011           864
General and administrative:
  Real estate operations and corporate     1,942         1,831
  Magazine circulation operations          1,569         1,682
Interest, net                                913         1,128
                                     -----------    ----------
                                          39,847        41,420
                                     -----------    ----------
     Income before income taxes            2,188         4,803

PROVISION FOR INCOME TAXES                   875         1,921
                                     -----------    ----------
NET INCOME                                 1,313         2,882

RETAINED EARNINGS, beginning of
period                                    46,089        38,552
                                     -----------    ----------
RETAINED EARNINGS, end of period     $    47,402    $   41,434
                                     ===========    ==========
EARNINGS PER SHARE - BASIC AND
DILUTED                              $      0.18    $     0.39
                                     ===========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         7,362         7,369
                                     ===========    ==========

               See notes to consolidated financial statements.

                                   FORM 10-Q
                      AMREP CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended July 31, 1999 and 1998
                                  (Thousands)
                                                   1999        1998
                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $  1,313    $  2,882
                                                 --------    --------
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation and amortization                   1,158         775
    Changes in assets and liabilities -
      Receivables                                     684      (5,395)
      Real estate inventory                        14,534      (6,476)
      Other real estate projects                      445         731
      Other assets                                   (629)        570
      Accounts payable, deposits and accrued
        expenses                                   (7,870)     (1,932)
      Taxes payable                                (1,158)     (1,896)
      Deferred income taxes                           323         (80)
    Loss (gain) on disposition of fixed assets         17           -
    Expense recorded on issuance of treasury stock     92           -
                                                 --------    --------
        Total adjustments                           7,596     (13,703)
                                                 --------    --------
        Net cash provided (used) by operating
          activities                                8,909     (10,821)
                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (220)       (464)
                                                 --------    --------
        Net cash used by investing activities        (220)       (464)
                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                    3,520      21,930
    Principal debt payments                       (23,213)    (15,973)
    Purchase of Treasury stock                       (257)          -
                                                 --------    --------
        Net cash  (used) provided by financing
          activities                              (19,950)      5,957
                                                 --------    --------

Increase (decrease) in cash and cash equivalents  (11,261)     (5,328)

CASH AND CASH EQUIVALENTS,
  beginning of period                              23,553      20,517
                                                 --------    --------

CASH AND CASH EQUIVALENTS,
  end of period                                  $ 12,292    $ 15,189
                                                 ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts capitalized     $  1,025    $  1,096
                                                 ========    ========
  Income taxes paid                              $  1,698    $  3,969
                                                 ========    ========


               See notes to consolidated financial statements.

                                FORM 10-Q
                    AMREP CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Unaudited)
                Three Months Ended July 31, 1999 and 1998

(1)   BASIS OF PRESENTATION
      ---------------------

The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 1999 balance sheet amounts have been derived from the April 30, 1999 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's April 30, 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts in the July 31, 1998 Statement of Operations and Retained Earnings and Statement of Cash Flows have been reclassified to conform to the presentation used at July 31, 1999.

(2)   INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
      -------------------------------------------------------
      INDUSTRY SEGMENTS:
      ------------------

The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three month periods ended July 31, 1999 and 1998.

                           Land       Home                                   Corporate
                           Sales      Building   Distribution   Fulfillment  and Other   Consolidated

July 1999 (Thousands):
  Revenues                 $  8,876   $ 19,473   $  4,655       $  8,345     $    686    $ 42,035
  Expenses (excluding
   interest)                  6,599     18,918      3,763          8,272        1,382      38,934
  Interest expense, net         129        196        419            152           17         913
                           --------   --------   --------       --------     --------    --------
  Pretax income (loss)
   contribution            $  2,148   $    359   $    473       $    (79)    $   (713)   $  2,188
                           ========   ========   ========       ========     ========    ========
  Identifiable assets      $ 57,865   $ 40,033   $ 54,633       $ 19,441     $ 18,556    $190,528

-----------------------------------------------------------------------------------------------------

July 1998 (Thousands):
 Revenues                  $  9,858   $ 21,229   $  5,395       $  8,855     $    886    $ 46,223
 Expenses (excluding
  interest)                   5,712     20,879      3,966          8,619        1,116      40,292
 Interest expense, net          124        285        504            192           23       1,128
                           --------   --------   --------       --------     --------    --------
 Pretax income (loss)
   contribution            $  4,022   $     65   $    925       $     44     $   (253)   $  4,803
                           ========   ========   ========       ========     ========    ========
 Identifiable assets       $ 63,237   $ 70,897   $ 63,982       $ 20,754     $ 15,829    $234,699

----------------------------------------------------------------------------------------------------



                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              July 31, 1999

Results of Operations
 ---------------------

Revenues
--------

Total revenues for the quarter ended July 31, 1999 decreased $4.2 million (9%) from the comparable period of the prior year, reflecting decreases in revenues from both real estate and magazine circulation operations.

Revenues from real estate operations decreased $2.7 million (9%), consisting of decreases from both land and homebuilding sales, partly offset by increased revenues from other operations. This decrease partially reflects decisions made by the Company during the prior fiscal year to wind-down a significant portion of its homebuilding operations and to sell all of its land holdings in Colorado and California. As part of this process, the Company has entered into option-like contracts for the sale of homebuilding lots to several national and local builders in Rio Rancho, New Mexico.

Revenues and related gross profit from land sales decreased by approximately $1.4 million (15%) and $2.2 million (48%), respectively, in the first quarter of fiscal 2000 compared to the same period of fiscal 1999, primarily due to a decrease in commercial and industrial land sales. During fiscal 1999, approximately $7.2 million of land sale revenues were attributable to commercial and industrial land sale activity, while this source of revenue decreased to $1.5 million in fiscal 2000. The revenue decrease was partially offset by an increase in revenues from homesite sales to other builders, which increased from $2.5 million in fiscal 1999 to $6.8 million in the current year. The average gross profit percentage on land sales decreased from 49% in fiscal 1999 to 30% in fiscal 2000 because of the relative increase in the sale of land to other builders, which have been at lower gross profit percentages than the commercial and industrial sales have historically achieved. As a result of this factor, the gross profit from land sales decreased by a higher amount than the related revenue decreased. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods.

Revenues and gross profit from housing sales decreased $2.1 million (10%) and $.5 million (18%), primarily reflecting an decrease in total housing deliveries from 163 to 127. This decrease reflects the effects of the restructuring of the Company's real estate operations, as discussed above, and is expected to continue as most homebuilding activities are completed.

Revenues from magazine circulation operations decreased approximately $1.2 million (9%) in the first quarter of fiscal 2000 compared to the comparable period of the prior year, reflecting decreases from both principal segments of its business. Revenues from Fulfillment Services decreased approximately $.5 million (6%) due primarily to a declining volume of business in sweepstakes processing for one large customer which was offset by an increase in new business. Kable has been informed that this customer, who represented approximately 14% of the Fulfillment division's revenues in fiscal 1999, has changed its operational strategies and will discontinue its use of Kable's services during fiscal 2000; Kable does not expect a significant impact on earnings as a result of this change. Revenues from the Newsstand Distribution Services decreased approximately $.7 million (14%) in this year's first quarter compared to the prior year, resulting from several customer losses. Kable's revenue decrease was partly offset by cost reductions, principally payroll-related, and, as a result, magazines circulation operating expenses decreased $.4 million (4%) compared to the prior year. As a result of these factors, operating income from magazine circulation operations decreased by approximately $.8 million (24%) this year.

Revenues from "Interest and other operations" increased by $.6 million from 1999 to fiscal 2000 principally because the current year includes the recognition of management fee and equity income from the sale of a project in California in which the Company was a joint venture participant.

Expenses
--------

Real estate commissions and selling expenses decreased by approximately $.2 million (10%) resulting from the decrease in homebuilding revenues. Real estate and corporate general and administrative expenses increased about $.1 million (6%) in fiscal 2000 over fiscal 1999. General and administrative costs of magazine circulation operations also decreased by approximately $.1 million (7%), resulting from certain cost savings related to the reduced revenues. Interest expense decreased moderately due to lower borrowing requirements.


During the fourth quarter of fiscal 1999, the Company incurred restructuring-related charges of approximately $2.2 million, including severance and lease termination payments and the write-off of goodwill and other acquisition-related costs. The restructuring plan included the costs associated with the termination of approximately 130 employees with related severance costs of $800,000; as of July 31, 1999, 104 employees had been terminated, and severance costs of $630,000 had been paid.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation
operations,   and  from  borrowings   under  its  various  lines-of-credit  and
construction  loan  agreements.

During the quarter ended July 31, 1999, the Company continued its previously announced restructuring program intended to, among other things, wind-down most of its homebuilding operations and sell its land holdings in Colorado and California. As a direct result of this initiative, inventories decreased by approximately $14.5 million, to approximately $75.2 million at July 31, 1999 compared to $89.7 million at April 30, 1999 and $99.9 million at April 30,

1998. The Company utilized the cash provided by this inventory reduction, as well as a portion of the April 30, 1999 cash balance, to reduce total debt by approximately $19.6 million during the quarter, from $74.6 million at April 30, 1999 to $55.0 million at July 31, 1999, and also reduced accounts payable and accrued expenses by approximately $7.9 million, from $36.2 million at April 30, 1999 to $28.3 million at July 31, 1999.

The Company anticipates that its borrowing requirements will be reduced, commensurate with the reduction in construction activity, as it continues the restructuring process.

In connection with a previously announced stock repurchase program, the Company reacquired 40,800 shares of its stock to be held as treasury stock at a cost of approximately $257,000 during the quarter ended July 31, 1999. The Company also issued 15,000 shares of treasury stock during the quarter as compensation for certain executive consulting services, and charged the fair market value of the stock of approximately $92,000 to general and administrative expense.

The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and land development loans will be sufficient to maintain liquidity at a satisfactory level.

Year 2000 Readiness Disclosure
------------------------------

The Company has assessed and is continuing to assess its computer software, hardware and other computer-related equipment to determine whether they are Year 2000 compliant, and, if not, what steps would be required to bring them into compliance. The Company began this process in 1996, by establishing committees consisting of information technology, operating and financial management at each of the Company's three operating centers. The committees were under the overall direction of two senior corporate employees, who have reported the status of compliance to the Board of Directors on a quarterly basis.

The committees undertook a four phase program, consisting of (1) Identification and ranking of material Y2K sensitive equipment and software, (2) Assessment of the identified components, (3) Remediation and (4) Testing. As of July 31, 1999, the Identification and Assessment phases were completed, and the Remediation and Testing (which is undertaken as specific remediation is completed) phases were approximately 95% complete. With minor exceptions, the Company estimates that these phases will be completed by October 31, 1999.

The Company believes that its real estate segments consisting of land development and homebuilding operations are not heavily dependent on Y2K compliance and that, should a reasonably likely "worst case" situation develop, the Company would not likely suffer a material loss or disruption in remedying the problem. The potential risk is greater for the magazine circulation operation segments, however, as the systems are substantial and complex. The Company should complete full testing by October 31, 1999, however, and there is expected to be sufficient time to correct any remaining deficiencies. There is also some "worst case" potential should major magazine clients and wholesaler customers fail to be Y2K compliant. The Company has contacted this segment in order to better evaluate risk, and responses received to date have been positive.

The Company has been reviewing whether its significant vendors, suppliers, financial institutions and other service providers ("third-party suppliers") are Y2K compliant. The vast majority of responses to the Company's inquiries indicate that these third-party suppliers are compliant or expect to be so by the end of the year, however, the Company has no means of ensuring that such third-party suppliers will be Y2K compliant. Although the Company does not anticipate any material interruptions due to Y2K, it cannot be ruled out that some unforeseen second or third party disruption might occur. The Company plans to respond to any contingency arising from second or third-party suppliers by seeking to utilize alternative sources for such goods and services, where practicable. The Company is most at risk should widespread disruptions in the regional or national economic or infrastructure occur; the likelihood and effects of any such disruptions are not determinable at this time.

Statement of Forward-Looking  Information
-----------------------------------------

Certain information included herein and in other Company statements, reports and filings with the Securities and Exchange Commission is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to
Item 7 of the Annual Report on Form 10-K for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

                                     PART II

                                 Other Information
                                 -----------------


      Item 6.        Exhibits and Reports on Form 8-K
      -------        --------------------------------

                (a)  Exhibits:

                     27.  Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed by the Registrant during the quarter ended July 31, 1999.

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES

                               SIGNATURES
                               ----------



           Pursuant to the requirements of the Securities
      Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMREP Corporation
                                            (Registrant)



      Dated:    September 10, 1999        By: /s/ Mohan Vachani
                                              -------------------
                                              Mohan Vachani
                                              Senior Vice President,
                                              Chief Financial Officer



      Dated:    September 10, 1999        By: /s/ Peter M. Pizza
                                              --------------------
                                              Peter M. Pizza
                                              Vice President,
                                              Controller

                                FORM 10-Q
                   AMREP CORPORATION AND SUBSIDIARIES

                              EXHIBIT INDEX
                              -------------






       27       Financial Data Schedule