Form 10-Q
period 1999-10-31
AMREP CORP
filed 1999-12-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          October 31, 1999
                              ______________________________________

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

                        Yes      X       No
                            ____________    ___________

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 10, 1999 - 7,240,350.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                    CONTENTS




PART I                                                                  PAGE NO.

Consolidated Financial Statements:

         Balance Sheets
            October 31, 1999 (Unaudited) and
            April 30, 1999 (Audited)                                       1

         Statements of Operations and Retained Earnings (Unaudited)
            Three Months Ended October 31, 1999 and 1998                   2

         Statements of Operations and Retained Earnings (Unaudited)
            Six Months Ended October 31, 1999 and 1998                     3

         Statements of Cash Flows (Unaudited)
            Six Months Ended October 31, 1999 and 1998                     4

         Notes to Consolidated Financial Statements                      5 - 6

Management's Discussion and Analysis                                     7 - 10



PART II

Other Information                                                         11

Signatures                                                                12

Exhibit Index                                                             13









                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       October 31, 1999 and April 30, 1999
                 (Dollar amounts in thousands, except par value)

                                                October 31,          April 30,
                                                  1999                 1999
                                          -------------------   ----------------
                                              (Unaudited)           (Audited)
ASSETS

Cash and cash equivalents              $          17,608       $        23,553
Receivables, net:
    Real estate operations                        11,156                10,846
    Magazine circulation operations               50,303                53,822
Real estate inventory                             69,113                89,723
Other real estate investments                      1,749                 2,401
Property, plant and equipment, at cost,
    net of accumulated depreciation and
    amortization of $14,725 at October 31,
    1999 and $14,443 at April 30, 1999            17,991                18,360
Other assets                                      12,683                13,881
Excess of cost of subsidiary over
    net assets acquired                            5,191                 5,191
                                          ----------------       ---------------


        Total Assets                   $         185,794       $       217,777
                                          ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, deposits
     and accrued expenses              $          30,515       $        36,182
Notes payable:
    Amounts due within one year                   11,260                26,769
    Amounts subsequently due                      38,430                47,896
Taxes payable:
    Amounts due within one year                      819                 2,513
    Amounts subsequently due                      10,325                11,825
Deferred income taxes                              1,661                 1,015
                                          ----------------       ---------------


         Total Liabilities                        93,010               126,200
                                          ----------------       ---------------


Shareholders' equity:
    Common stock, $.10 par value;
       shares authorized -- 20,000,000;
shares issued and outstanding
       --7,398,677 at October 31, 1999
       and April 30, 1999                            740                   740
Capital contributed in excess of par value        44,930                44,928
Retained earnings                                 48,044                46,089
Treasury stock, at cost; 156,127 shares
       at October 31, 1999, and                     (930)                 (180)
       30,027 shares at April 30, 1999
                                          ----------------       ---------------
Total Shareholders' Equity                        92,784                91,577
                                          ----------------       ---------------

        Total Liabilities and
          Shareholders' Equity         $         185,794       $       217,777
                                          ================       ===============
                See notes to consolidated financial statements.


                                   FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 1999 and 1998
                (Amounts in thousands, except per share amounts)
                                           1999                       1998
                                    --------------------     -------------------
REVENUES

Real estate operations:
    Land sales                       $          12,118        $          2,075
    Home and condominium sales                   7,890                  17,376
                                         ---------------          --------------

                                                20,008                  19,451

Magazine circulation operations                 13,863                  14,930
Interest and other operations                      442                   1,549
                                         ---------------          --------------
                                                34,313                  35,930
                                         ---------------          --------------

COSTS AND EXPENSES

Real estate cost of sales:
    Land sales                                   8,473                     939
    Home and condominium sales                   7,885                  15,103
Operating expenses:
    Magazine circulation operations             10,732                  11,554
    Real estate commissions and selling          1,229                   1,791
    Other operations                               971                     970
General and administrative:
    Real estate operations and corporate         1,574                   2,158
    Magazine circulation operations              1,648                   1,585
Interest, net                                      731                   1,261
                                         ---------------          --------------
                                                33,243                  35,361
                                         ---------------          --------------
INCOME BEFORE INCOME TAXES                       1,070                     569

PROVISION FOR INCOME TAXES                         428                     228
                                         ---------------          --------------
NET INCOME                                         642                     341

RETAINED EARNINGS, beginning of period          47,402                  41,434
                                         ---------------          --------------
RETAINED EARNINGS, end of period     $          48,044        $         41,775
                                         ===============          ==============

EARNINGS PER SHARE -
      BASIC AND DILUTED              $            0.09        $           0.05
                                         ===============          ==============

WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING               7,297                   7,369
                                          ===============         ==============

                See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 1999 and 1998
                (Amounts in thousands, except per share amounts)
                                            1999                     1998
                                    ====================     ===================
REVENUES

Real estate operations:
    Land sales                       $          20,344        $         11,748
    Home and condominium sales                  26,601                  38,224
                                         ---------------          --------------
                                                46,945                  49,972

Magazine circulation operations                 26,863                  29,180
Interest and other operations                    2,540                   3,001
                                         ---------------          --------------
                                                76,348                  82,153
                                         ---------------          --------------

COSTS AND EXPENSES

Real estate cost of sales:
    Land sales                                  14,336                   6,028
    Home and condominium sales                  24,378                  33,250
Operating expenses:
    Magazine circulation operations             21,198                  22,457
    Real estate commissions and selling          2,819                   3,567
    Other operations                             1,982                   1,834
General and administrative:
    Real estate operations and corporate         3,516                   3,989
    Magazine circulation operations              3,217                   3,267
Interest, net                                    1,644                   2,389
                                         ---------------          --------------
                                                73,090                  76,781
                                         ---------------          --------------
INCOME BEFORE INCOME TAXES                       3,258                   5,372

PROVISION FOR INCOME TAXES                       1,303                   2,149
                                         ---------------          --------------
NET INCOME                                       1,955                   3,223

RETAINED EARNINGS, beginning of period          46,089                  38,552
                                         ---------------          --------------
RETAINED EARNINGS, end of period     $          48,044        $         41,775
                                         ===============          ==============


EARNINGS PER SHARE
      - BASIC AND DILUTED            $            0.27        $           0.44
                                         ===============          ==============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                 7,329                   7,369
                                         ===============          ==============

                See notes to consolidated financial statements.

                                  FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 1999 and 1998
                             (Amounts in thousands)

                                                   1999                1998
                                             ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $      1,955        $      3,223
                                                -------------       ------------
Adjustments  to  reconcile  net income
     to net cash  provided  (used) by operating
    activities: -
      Depreciation and amortization                 2,372               1,528
      Non-cash credits and charges:
         Loss on disposition of fixed assets          169                   -
         Issuance of treasury stock
           as compensation                             92                   -
         Inventory and Joint Venture
           valuation adjustments and write-offs     1,223                   -
         Pension benefit accrual                     (162)                (75)
      Changes in assets and liabilities:
         Receivables, net                           3,209              (4,671)
         Real estate inventory                     20,610              (5,378)
         Other real estate investments                652                (314)
         Other assets                              (1,091)               (559)
         Accounts payable, deposits
           and accrued expenses                    (5,667)             (1,121)
         Taxes payable                             (3,194)             (3,400)
         Deferred income taxes                        646                   -
                                                -------------       ------------
              Total adjustments                    18,859             (13,990)
                                                -------------       ------------

              Net cash provided (used)
                by operating activities            20,814             (10,767)
                                                -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                           (944)             (1,204)
                                                -------------       ------------
              Net cash used
                by investing activities              (944)             (1,204)
                                                -------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt financing                 11,410              49,032
      Principal debt payments                     (36,385)            (45,457)
        Purchase of treasury stock                   (840)                  -
                                                -------------       ------------

              Net cash provided (used)
                by financing activities           (25,815)              3,575
                                                -------------       ------------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           (5,945)              (8,396)

CASH AND CASH EQUIVALENTS, beginning of period    23,553               20,517
                                               --------------       ------------


CASH AND CASH EQUIVALENTS, end of period     $    17,608         $     12,121
                                               ==============       ============


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid -
      net of amounts capitalized             $     1,737         $      2,544
    Income taxes paid                        $     3,795         $      5,706
                                                =============       ============


                See notes to consolidated financial statements.

                                   FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended October 31, 1999 and 1998

(1)      BASIS OF PRESENTATION
The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 1999 balance sheet amounts have been derived from the April 30, 1999 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's April 30, 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the October 31, 1998 Statement of Operations and Retained Earnings and Statement of Cash Flows have been reclassified to conform to the presentation used at October 31, 1999.

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         INDUSTRY SEGMENTS:
The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three and six month periods ended October 31, 1999 and 1998.

<                           Land       Home                                   Corporate
                           Sales      Building(a) Distribution   Fulfillment  and Other   Consolidated
THREE MONTHS:
October 1999 (Thousands):
  Revenues                 $ 12,718   $  7,027   $  4,124       $  9,739     $    705    $ 34,313
  Expenses (excluding
   interest)                 10,123      9,215      3,615          8,765          794      32,512
  Interest expense, net         156         22        392            143           18         731
                           --------   --------   --------       --------     --------    --------
  Pretax income (loss)
   contribution            $  2,439   $ (2,210)   $   117       $    831    $    (107)   $  1,070
                           ========   ========   ========       ========     ========    ========


-----------------------------------------------------------------------------------------------------

October 1998 (Thousands):
 Revenues                  $  2,335   $ 17,996   $  5,243       $  9,687     $    669    $ 35,930
 Expenses (excluding
  interest)                   1,902     17,700      3,817          9,322        1,359      34,100
 Interest expense, net          160        350        530            203           18       1,261
                           --------   --------   --------       --------     --------    --------
 Pretax income (loss)
   contribution            $    273   $    (54)   $   896       $    162     $   (708)   $    569
                           ========   ========   ========       ========     ========    ========


----------------------------------------------------------------------------------------------------

                                      4


<                           Land       Home                                   Corporate
                           Sales      Building(a)   Distribution   Fulfillment  and Other   Consolidated
SIX MONTHS:
October 1999 (Thousands):
  Revenues                 $ 21,746   $ 26,500   $  8,779       $ 18,084     $  1,239    $ 76,348
  Expenses (excluding
   interest)                 16,722     28,133      7,378         17,037        2,176      71,446
  Interest expense, net         285        218        811            295           35       1,644
                           --------   --------   --------       --------     --------    --------
  Pretax income (loss)
   contribution            $  4,739   $ (1,851)   $   590       $    752    $   (972)   $   3,258
                           ========   ========   ========       ========     ========    ========
  Identifiable assets      $ 62,079   $ 32,516   $ 57,081       $ 19,687     $ 14,430    $185,793

-----------------------------------------------------------------------------------------------------

October 1998 (Thousands):
 Revenues                  $ 12,193   $ 39,225   $ 10,638       $ 18,542     $  1,555    $ 82,153
 Expenses (excluding
  interest)                   7,614     38,579      7,783         17,941        2,475      74,392
 Interest expense, net          284        635      1,034            395           41       2,389
                           --------   --------   --------       --------     --------    --------
 Pretax income (loss)
   contribution            $  4,295   $     11   $  1,821       $    206     $   (961)   $  5,372
                           ========   ========   ========       ========     ========    ========
 Identifiable assets       $ 71,346   $ 75,951   $ 61,525       $ 20,779     $  2,444    $232,045

----------------------------------------------------------------------------------------------------

                                      4



(a)Includes the effect of valuation adjustments and other write-offs on certain inventories and equity investments in joint ventures of approximately $1.9 million recorded in the quarter ended October 31, 1999. Based upon the nature of the components of the this adjustment, the Company charged $.9 million of the adjustment to housing cost of sales, $.7 million to interest and other operations, and the balance to selling and general and administrative expenses.



















                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                October 31, 1999

RESULTS OF OPERATIONS


Total revenues decreased $1.6 million (5%) from $35.9 million to $34.3 million for the three month period ended October 31, 1999 compared to the prior year, while net income increased from $341,000 last year to $642,000 this year. For the six month period ended October 31, 1999, revenues decreased $5.8 million (7%) from $82.1 million to $76.3 million, and net income declined to $2.0 million from $3.2 million in the same period of the prior year.

Revenues from real estate operations increased $.6 million (3%) and decreased $3.0 million (6%) during the three and six month periods ended October 31, 1999, respectively, compared to the prior year, resulting from a decrease in home sales which was offset by an increase in revenues from land sales during these periods. These variations largely reflect decisions made by the Company during the prior fiscal year to wind-down substantially all of its homebuilding operations and to sell all of its remaining land holdings in California and Colorado. As part of this process, the Company has entered into option-like contracts for the sale of homebuilding lots to several national and local builders in Rio Rancho, New Mexico and Denver, Colorado.

Revenues from land sales increased by $10.0 million in the second quarter, primarily as the result of the bulk sale of approximately 500 homebuilding lots in Colorado as well as three large commercial sales in Rio Rancho during the quarter, whereas the prior year did not include any comparable bulk sales of homebuilding lots or commercial real estate. The gross profit percentage on land sales was 30% for both the second quarter and six month periods of the current year, compared to 55% in the second quarter and 49% for the six month period of the prior year. The gross profit percentages attained during the current fiscal year are lower than those attained in the prior year due to the increased proportion of sales of bulk homebuilding lots, which traditionally have lower profit margins than sales of commercial real estate. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods from sales of land.

Revenues from home sales decreased $9.5 million (55%) and $11.6 million (30%) in the three and six month periods ended October 31, 1999, respectively, as compared to the similar periods of the prior year, resulting from a decrease in total unit deliveries from 146 to 48 in the second quarter and from 309 to 175 in the six month period. In addition, the gross profit percentage realized on housing operations (before certain adjustments and write-offs discussed below) decreased from 13% for the three and six month periods of the prior year to 8.5% and 10.9% for the comparable periods of the current year. These decreases all reflect the effects of the restructuring of the Company's real estate operations, as discussed above.

During the quarter ended October 31, 1999, the real estate division recorded charges of approximately $1.9 million for valuation adjustments and other write-offs on certain inventories and equity investments in joint venture arrangements. These adjustments were deemed necessary as a result of several factors, including the decision to curtail remaining homebuilding on certain projects in Oregon due to market conditions, the accrual of additional warranty and other site development costs necessary to comply with municipal requirements in Colorado, and additional write-offs on projects in California. The Company's remaining investment in land and joint ventures in markets outside of New Mexico is approximately $24 million, and, as discussed above, the Company or its partners are in the process of winding-down or selling these assets. The ultimate ability to recover the full value of these assets is dependent upon a number of factors, including market conditions in each of those regions, and cannot be assured.

Revenues from magazine circulation operations decreased approximately $1.1 million (7%) and $2.3 million (8%) in the three and six month periods ended October 31, 1999, respectively, as compared to the same periods last year. Newsstand revenues decreased approximately $1.1 million (21%) and $1.8 million (17%) in the three and six month periods this year, respectively, compared to the same periods in the prior year due primarily to a decrease in gross magazine billings, principally resulting from the loss of two publisher clients. Fulfillment Services revenues were comparable from year to year for the three month period, and decreased approximately $.5 million (2%)for the six month period as a result of decreasing revenues from one large customer which, as previously announced, has changed its operational strategies and will discontinue the use of Fulfillment Services during fiscal 2000; Fulfillment Services does not expect a significant impact on earnings as a result of this change. This revenue decrease was partly offset by cost reductions, principally payroll-related, as magazine circulation operating expenses decreased by $.8 million (7%) and $1.3 million (6%) for the three and six month periods ended October 31, 1999.

Revenues and equity income from joint ventures included in "Interest and other operations" decreased as a result of the valuation adjustments and other write-offs discussed above. Real estate commissions and selling expenses decreased from the prior year for both the three and six month periods primarily as a result of the wind-down of homebuilding operations. This is also the reason for the decrease in real estate and corporate general and administrative expenses. General and administrative costs of the magazine circulation operations were comparable to the prior year amounts in both periods. Interest expense decreased due to lower borrowing requirements within both the real estate and magazine businesses.

LIQUIDITY AND CAPITAL RESOURCES

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements. During the quarter ended October 31, 1999, the Company continued its previously announced restructuring program intended to, among other things, wind-down substantially all of its homebuilding operations and sell its land holdings in California and Colorado. As a direct result of this initiative, inventories decreased by approximately $20.6 million, to $69.1 million at October 31, 1999 compared to $89.7 million at April 30, 1999. The Company utilized the cash provided by this inventory reduction, as well as a portion of the cash balance at April 30, 1999, to reduce total debt by approximately $25 million, from $74.7 million at April 30, 1999 to $49.7 million at October 31, 1999. Total debt related to real estate operations was approximately $17 million at October 31, 1999 compared to $34.4 million at April 30, 1999.

In connection with a previously announced stock repurchase program, the Company reacquired 141,000 of its shares to be held as treasury stock at a cost of approximately $840,000 during the six months ended October 31, 1999. The Company also issued 15,000 shares of stock (from shares held in the treasury) during the first quarter of fiscal 2000 as compensation for certain executive consulting services, and charged the fair market value of the stock of $92,000 to general and administrative expense. In addition, the Company paid approximately $1.5 million of interest to the Internal Revenue Service ("IRS") in connection with the resolution of the IRS' examination of the Company's tax returns for the years 1990 through 1992. (The payment of federal income taxes related to those years was paid in full during fiscal 1999.) As previously disclosed, examinations of the Company's tax returns for the years 1993 through 1996 are in various stages of completion, and the Company believes that the balance of Taxes payable - Amounts subsequently due at October 31, 1999, which reflects all amounts anticipated to be due for federal taxes and interest to the IRS upon settlement of all examinations, will be paid at varying times over the next several years.


The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and land development loans will be sufficient to maintain liquidity at a satisfactory level.

YEAR 2000

During 1996, the Company began the process of assessing the readiness of its computer software, hardware and other computer-related equipment to determine whether they were Year 2000 (Y2K) compliant, and if not, what remedial steps would be required to bring them into compliance by forming committees consisting of information technology, operating and financial management at each of the Company's operating centers. The Committees were under the overall direction of two senior corporate employees, who have reported the status of compliance to the Board of Directors on a quarterly basis.

The Committee undertook a four phase program consisting of: (1) identification and ranking of significant Y2K sensitive equipment and software, (2) assessment of the identified components, (3) remediation and (4) testing. At October 31, 1999, the identification and assessment phases were completed, and the remediation and testing (which is undertaken as specific remediation is completed) were substantially (greater than 95%) completed. The Company believes that any areas that remain to be completed are not significant to the overall operations of the Company, and there is sufficient time to correct any remaining deficiencies.

The Company believes that its real estate segments are not heavily dependent on Y2K compliance and that, should a reasonably likely "worst case" situation develop, the Company would not likely suffer a material loss or a disruption in operations while remedying the problem. The potential risk is greater for the magazine circulation operation segments, however, as the systems are substantial and complex. The Company has completed substantially all full testing, however, and is in the process of correcting any remaining deficiencies. There is also some "worst case" potential should major magazine clients and wholesaler customers fail to be Y2K compliant. The Company has contacted the clients and customers of this segment in order to better evaluate risk, and responses received to date have been positive.

The Company has been reviewing whether its significant vendors, suppliers, financial institutions and other service providers are Y2K compliant. The vast majority of responses to the Company's inquiries indicate that these suppliers are compliant or expect to be so by the end of 1999, however, the Company has no means of ensuring that such suppliers will be Y2K compliant. Although the Company does not anticipate any material interruptions due to Y2K, it cannot be ruled out that some unforeseen second or third party disruption might occur. The Company plans to respond to any contingency arising from second or third-party suppliers by seeking to utilize alternative sources for such goods and services, where practicable. The Company is most at risk should widespread disruptions in the regional or national economic or infrastructure occur; the likelihood and effects of any such disruption are not determinable at this time.

Statement of Forward-Looking Information

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

                                FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued) and Part II
                                October 31, 1999




                                     PART II

                                Other Information

Item 4.           Submission of Matters to Vote of Security Holders

     The Annual Meeting of Shareholders was held on September 29, 1999.

     At the meeting, Jerome Belson, Nicholas G. Karabots and Albert Russo were elected as directors. The terms of office as directors of Edward B. Cloues, II, Daniel Friedman, Samuel N. Seidman, Mohan Vachani, and James Wall continue. Shareholders cast votes for the election of directors as follows:

         Nominee                       "For"                  "Withheld"

Jerome Belson                        6,927,534                  59,677
Nicholas G. Karabots                 6,927,734                  59,477
Albert Russo                         6,927,534                  59,677


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:


                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

     No reports on Form 8-K were filed by Registrant during the quarter ended October 31, 1999.

                                   FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              AMREP Corporation
                                              (Registrant)



Dated:  December 10, 1999                     By:    /s/ Mohan Vachani
                                                     Mohan Vachani
                                                     Senior Vice President,
                                                     Chief Financial Officer



Dated:  December 10, 1999                     By:    /s/ Peter M. Pizza
                                                     Peter M. Pizza
                                                     Vice President, Controller



                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX





                  27       Financial Data Schedule.