Form 10-Q
period 2000-01-31
AMREP CORP
filed 2000-03-16
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                January 31, 2000
                                -----------------------------------------------

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


Registrant's telephone number, including area code _______(212) 705-4700________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

                                                 Yes _____X______ No ___________

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 14, 2000 - 7,240,350.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                    CONTENTS




PART I                                                                  PAGE NO.

Consolidated Financial Statements:

         Balance Sheets
            January 31, 2000 (Unaudited) and
            April 30, 1999 (Audited)                                       1

         Statements of Operations and Retained Earnings (Unaudited)
            Three Months Ended January 31, 2000 and 1999                   2

         Statements of Operations and Retained Earnings (Unaudited)
            Nine Months Ended January 31, 2000 and 1999                    3

         Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 2000 and 1999                    4

         Notes to Consolidated Financial Statements (Unaudited)           5 - 6

Management's Discussion and Analysis                                      7 - 10



PART II

Other Information                                                           11

Signatures                                                                  12

Exhibit Index                                                               13

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       January 31, 2000 and April 30, 1999
                 (Dollar amounts in thousands, except par value)

                                          January 31, 2000    April 30, 1999
                                         -----------------   -------------------
                                             (Unaudited)               (Audited)
ASSETS

Cash and cash equivalents            $            10,814       $        23,553
Receivables, net:
    Real estate operations                         8,578                10,846
    Magazine circulation operations               45,030                53,822
Real estate inventory                             68,768                89,723
Other real estate investments                        961                 2,401
Property, plant and equipment, at cost,
    net of accumulated depreciation and
    amortization of $15,185 at January 31,
    2000 and $14,443 at April 30, 1999            18,253                18,361
Other assets                                      11,992                13,881
Excess of cost of subsidiary over net
    assets acquired                                5,191                 5,191
                                         -----------------       ---------------


        Total Assets                $            169,587       $       217,777
                                         =================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, deposits and
     accrued expenses               $             24,045       $        36,182
Notes payable:
    Amounts due within one year                    9,629                26,769
    Amounts subsequently due                      36,873                47,896
Taxes payable:
    Amounts due within one year                     (707)                2,513
    Amounts subsequently due                       5,999                11,825
Deferred income taxes                              2,126                 1,015
                                         -----------------       ---------------


         Total Liabilities                        77,965               126,200
                                         -----------------       ---------------

Shareholders' equity:
    Common stock, $.10 par value;
       shares authorized -- 20,000,000;
       shares issued
       7,398,677 at January 31, 2000
       and April 30, 1999                              740                 740
Capital contributed in excess of par value          44,930              44,928
Retained earnings                                   46,899              46,089
Treasury stock, at cost; 158,327 shares at
      January 31, 2000 and                            (947)               (180)
         30,027 shares at April 30, 1999
                                         -----------------       ---------------


        Total Shareholders' Equity                  91,622              91,577
                                         -----------------       ---------------

        Total Liabilities and Shareholders'
             Equity                  $             169,587       $     217,777
                                         =================       ===============

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2000 and 1999
                (Amounts in thousands, except per share amounts)
                                             2000                     1999
                                    --------------------     -------------------

REVENUES

Real estate operations:
    Land sales                       $           4,465        $          5,556
    Home and condominium sales                   1,866                  20,164
                                          --------------          --------------

                                                 6,331                  25,720

Magazine circulation operations                 13,451                  14,610
Interest and other operations                    1,372                   1,457
                                          --------------          --------------


                                                21,154                  41,787
                                          --------------          --------------


COSTS AND EXPENSES

Real estate cost of sales:
    Land sales                                   3,237                   4,017
    Home and condominium sales                   2,408                  17,070
Operating expenses:
    Magazine circulation operations             11,512                  13,445
    Real estate commissions and selling            348                   1,752
    Other operations                             1,732                   1,005
General and administrative:
    Real estate operations and corporate         1,438                   1,995
    Magazine circulation operations              1,700                   1,705
Interest, net                                      688                   1,144
                                          --------------          --------------


                                                23,063                  42,133
                                          --------------          --------------


INCOME  (LOSS) BEFORE INCOME TAXES              (1,909)                   (346)

BENEFIT FOR INCOME TAXES                          (764)                 (1,039)
                                          --------------          --------------


NET INCOME (LOSS)                               (1,145)                    693

RETAINED EARNINGS, beginning of period          48,044                  41,775
                                          --------------          --------------


RETAINED EARNINGS, end of period     $          46,899        $         42,468
                                          ==============          ==============


EARNINGS (LOSS) PER SHARE -
     Basic and Diluted              $            (0.16)       $           0.09
                                          ==============          ==============


Weighted average number of common
     shares outstanding                          7,240                   7,369
                                          ==============          ==============

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2000 and 1999
                (Amounts in thousands, except per share amounts)
                                              2000                    1999
                                     --------------------     ------------------

REVENUES

Real estate operations:
    Land sales                        $          24,809        $        17,304
    Home and condominium sales                   28,467                 58,388
                                           --------------          -------------


                                                 53,276                 75,692

Magazine circulation operations                  40,314                 43,790
Interest and other operations                     3,912                  4,458
                                           --------------          -------------


                                                 97,502                123,940
                                           --------------          -------------


COSTS AND EXPENSES

Real estate cost of sales:
    Land sales                                   17,580                 10,045
    Home and condominium sales                   26,779                 50,320
Operating expenses:
    Magazine circulation operations              32,710                 35,902
    Real estate commissions and selling           3,167                  5,319
    Other operations                              3,714                  2,839
General and administrative:
    Real estate operations and corporate          4,954                  5,984
    Magazine circulation operations               4,917                  4,972
Interest, net                                     2,332                  3,533
                                           --------------          -------------


                                                 96,153                118,914
                                           --------------          -------------


INCOME BEFORE INCOME TAXES                        1,349                  5,026

PROVISION FOR INCOME TAXES                          539                  1,110
                                           --------------          -------------


NET INCOME                                          810                  3,916

RETAINED EARNINGS, beginning of period           46,089                 38,552
                                           --------------          -------------


RETAINED EARNINGS, end of period                 46,899        $        42,468
                                           ==============          =============


EARNINGS PER SHARE -Basic and Diluted  $          0.11        $          0.53
                                           ==============          =============


Weighted average number of common shares
      outstanding                                 7,300                  7,369
                                           ==============          =============

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2000 and 1999
                             (Amounts in thousands)

                                                      2000               1999
                                             -----------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $        810         $      3,916
                                                --------------       -----------

Adjustments  to  reconcile  net  income  to
     net cash  provided (used) by operating
     activities: -
      Depreciation and amortization                  3,233               2,717
      Non-cash credits and charges:
         Loss on disposition of fixed assets           194                   -
         Issuance of treasury stock as compensation     92                   -
         Inventory and joint venture valuation
            adjustments and write-offs               2,604                   -
         Pension benefit accrual                      (343)               (139)
      Changes in assets and liabilities:
         Receivables, net                           11,060                 344
         Real estate inventory                      19,373              (3,139)
         Other real estate investments               1,440                (523)
         Other assets                                 (339)             (5,028)
         Accounts payable, deposits
            and accrued expenses                   (12,137)             (7,372)
         Taxes payable                              (9,046)             (4,966)
             Deferred income taxes                   1,111                   -
                                                --------------       -----------
              Total adjustments                     17,242             (18,106)
                                                --------------       -----------

              Net cash provided (used)
                 by operating activities            18,052             (14,190)
                                                --------------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                         (1,771)              (2,415)
                                                --------------       -----------

              Net cash used by investing
                 activities                        (1,771)              (2,415)
                                                --------------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt financing                 17,043               65,479
      Principal debt payments                     (45,206)             (57,774)
        Purchase of treasury stock                   (857)                   -
                                                --------------       -----------

              Net cash provided (used) by
                 financing activities             (29,020)               7,705
                                                --------------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS             (12,739)              (8,900)

CASH AND CASH EQUIVALENTS, beginning of period     23,553               20,517
                                                --------------       -----------


CASH AND CASH EQUIVALENTS, end of period           10,814         $     11,617
                                                ==============       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid - net of amounts capitalized      2,431         $      3,491
    Income taxes paid                        $      8,364         $      6,147
                                                ==============       ===========

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended January 31, 2000 and 1999

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

Certain amounts in the Statement of Operations and Retained Earnings and Statement of Cash Flows for the three and nine month periods ended January 31, 1999 have been reclassified to conform to the presentation used at January 31, 2000.

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         INDUSTRY SEGMENTS:
The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three and nine month periods ended January 31, 2000 and 1999.

                                    Land         Home                                   Corporate
                                    Sales        Building(a) Distribution  Fulfillment  and Other    Consolidated

THREE MONTHS:
January 2000 (Thousands):
   Revenues                         $  4,350      $  2,586   $ 3,898       $ 9,553      $   767      $ 21,154

   Expenses (excluding interest)       4,026         3,689     4,214         8,998        1,448        22,375
   Interest expense, net                 167             7       367           131           16           688
                                     -------       -------   -------       -------     -------      --------


   Pretax income (loss)
     contribution                  $     157      $ (1,110)  $  (683)      $   424      $  (697)     $ (1,909)
                                   =========      =========  =======       =======      ========     =========


--------------------------------------------------------------------------------------------------------------

January 1999 (Thousands):
   Revenues                        $   5,946      $ 20,702   $ 5,013       $ 9,597      $   529      $ 41,787
   Expenses (excluding interest)       4,933        19,915     5,950         9,100        1,091        40,989
   Interest expense, net                 136           318       484           179           27         1,144
                                   ---------      --------   -------       -------      -------      --------
   Pretax income (loss)
     contribution                  $     877      $    469   $ 1,421       $   318      $  (589)     $   (346)
                                   =========      ========   =======       =======      ========     =========

--------------------------------------------------------------------------------------------------------------



                                    Land         Home                                   Corporate
                                    Sales        Building(a) Distribution  Fulfillment  and Other    Consolidated

THREE MONTHS:
January 2000 (Thousands):
   Revenues                         $ 26,096      $ 29,086   $ 12,677       $27,637      $ 2,006      $ 97,502
   Expenses (excluding interest)      20,748        31,822     11,592        26,035        3,624        93,821
   Interest expense, net                 452           225      1,178           426           51         2,332
                                    --------      --------   --------      --------     --------      --------

   Pretax income (loss)
     contribution                  $   4,896      $ (2,961)  $    (93)      $ 1,176      $(1,669)     $  1,349
                                   =========      =========  =======        =======      ========     ========

   Identifiable assets             $  62,533        27,168     48,356        18,958       12,572       169,587

--------------------------------------------------------------------------------------------------------------

January 1999 (Thousands):
   Revenues                        $  18,139      $ 59,927   $ 15,651       $28,139      $ 2,084      $123,940
   Expenses (excluding interest)      12,547        58,494     13,733        27,041        3,566       115,381
   Interest expense, net                 420           953      1,518           574           68         3,533
                                   ---------      --------   --------       -------      -------      --------
   Pretax income (loss)
     contribution                  $   5,172      $    480   $    400       $   524      $(1,550)     $  5,026
                                   =========      ========   ========       =======      ========      ========
   Identifiable assets             $  70,381      $ 66,746   $ 56,581       $20,641      $16,202      $230,551

--------------------------------------------------------------------------------------------------------------



(a) Includes the effect of valuation adjustments and other write-offs on certain inventories and equity investments in joint ventures of approximately $1.6 million and $3.5 million recorded in the three and nine month periods ended January 31, 2000, respectively. Based upon the nature of the components of this adjustment, the Company charged $.5 million and $1.2 million of the adjustment for each period to housing cost of sales, $1.1 million and $2.0 million for each period to interest and other operations, and the balance to selling and general and administrative expenses.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                January 31, 2000

RESULTS OF OPERATIONS


Revenues from real estate operations decreased from $25.7 million to $6.3 million for the three month period ended January 31, 2000 and from $75.7 million to $53.3 million for the nine month period ended January 31, 2000 compared to the comparable periods in of the prior year. This revenue reduction largely reflects the decision made by the Company during the prior fiscal year and implemented throughout the course of fiscal 2000 to wind-down its homebuilding operations and to sell all of its remaining land holdings outside New Mexico. The Company is presently focusing on its land development activities in New Mexico. As part of this process, the Company has entered into option-like contracts for the sale of homebuilding lots to several national and local builders in Rio Rancho, New Mexico and Colorado.

Revenues from land sales decreased from $5.6 million in the third quarter of fiscal 1999 to approximately $4.5 million in the current year's third quarter. This revenue decrease was primarily due to a lower level of land sale activity in the current year. For the nine month period ended January 31, 2000, land sale revenues increased to approximately $24.8 million compared to $17.3 million for the comparable period of the prior fiscal year. The revenue increase was primarily due to the bulk sale of approximately 500 homebuilding lots in Colorado as well as a higher level of commercial land sale activity in Rio Rancho during the first six months of the current fiscal year. The gross profit percentage on land sales was 28% for both the third quarter and nine month period of the current year, compared to 29% in the third quarter and 42% for the nine month period of the prior year. The gross profit percentages attained during the current fiscal year were lower than those in the prior year due to the increased proportion of bulk sales of homebuilding lots, which traditionally have resulted in lower profit percentages than sales of commercial real estate. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods from sales of land.

Revenues from home sales decreased from $20.2 million in the third quarter of fiscal 1999 to $1.9 million in the current year, and from $58.4 million for the nine month period ended January 31, 1999 to $28.5 million for the comparable period of the current year. As described above, this revenue decrease was the result of the decision to wind-down homebuilding operations, as reflected in the decrease of home deliveries from 155 to 11 in the third quarter and from 464 to 186 in the nine month period. In addition, the gross profit percentage realized on housing operations (before certain reserves discussed below) decreased from 15% and 14% for the three and nine month periods of fiscal 1999, respectively, to a break-even amount and 10% for the comparable periods of the current year. These decreases all reflect the effects of the restructuring of the Company's real estate operations, as discussed above.

During the quarter ended January 31, 2000, the real estate division recorded charges of approximately $1.6 million for valuation adjustments and reserves on certain inventories and equity investments in joint ventures. These adjustments were in addition to approximately $1.8 million recorded in the second quarter of the current fiscal year, and in both periods were the result of several factors, including the decision to curtail remaining homebuilding on certain projects in Oregon due to market conditions, the decisions of certain joint venture partners to adjust project selling prices to reflect current market conditions, the accrual of additional warranty and other site development costs necessary to comply with municipal requirements in Colorado, and additional write-offs on discontinued projects in California. At January 31, 2000, the Company's remaining investment in land and joint ventures outside of New Mexico was approximately $22 million, and, as discussed above, the Company or its partners are in the process of winding-down or selling these assets. The ultimate ability to recover these assets is dependent upon a number of factors, including market conditions in each of these regions, and cannot be assured.

Revenues from magazine circulation operations decreased approximately $1.2 million (8%) and $3.5 million (8%) in the three and nine months period ended January 31, 2000, respectively, as compared to the similar periods last year.
The majority of the revenue decrease was attributable to the Newsstand Distribution operation, where revenues decreased approximately $1.1 million (22%) and $3.0 million (19%) in the three and nine month periods this year, respectively, compared to similar periods in the prior year. These revenue declines were the result of a decrease in gross magazine billings, principally resulting from the loss of two publisher clients as well as a decline in the sales efficiency of newsstand magazines. Fulfillment Services revenues were comparable from year to year for the three month period, and decreased approximately $.5 million (2%) for the nine month period as a result of decreasing revenues from one large customer, who, as previously announced, has changed its operational strategies and will discontinue the Company's services during fiscal 2000; the Company does not expect a significant impact on earnings as a result of this change. The revenue decrease was partly offset by operating cost reductions, principally payroll-related, as magazine circulation operating expenses (exclusive of reserves for uncollectible accounts) decreased by $200,000 (2%) and $1.4 million (4%) for the three and nine month periods. During the third quarter of fiscal 2000, the Company increased its reserve for uncollectible accounts by approximately $800,000 in recognition of a Newsstand Division wholesaler customer which ceased operations; this brought the total additional reserve for the nine month period to $1.2 million. By comparison, the reserve amounts had been increased by $2.6 million and $3.0 million for the three and nine month periods of last year.

Operating income from magazine circulation operations increased by approximately $800,000 and decreased by $300,000 in the three and nine month periods ended January 31, 2000, respectively, as compared to the similar periods of the prior year. Excluding the effects of the change in reserve for uncollectible accounts, however, such operating income would have decreased by $1.0 million and $2.1 million for the three and nine month periods of the current year, primarily because of lower revenues.

Real estate commissions and selling expenses decreased from the prior year for both the three and nine month periods primarily as a result of the wind-down of homebuilding operations. This was also the reason for the decrease in real estate and corporate general and administrative expenses. General and administrative costs of the magazine circulation operations were comparable to the prior year amounts in both periods.

"Other operations" expense increased from the prior year for both the three and nine month periods as a result of the loss resulting from the Company's write-offs and reserves associated with its investments in certain joint venture arrangements which occurred in the second and third quarters of fiscal 2000. Interest expense decreased due to lower borrowing requirements within both the real estate and magazine businesses.

The effective tax rate for the third quarter and nine month period of fiscal 1999 included a tax benefit of $900,000 ($.12 per share) from the reversal of an income tax accrual as the result of the completion of an Internal Revenue Service audit of the Company's tax returns for the fiscal years 1990 through 1992. The Company has estimated an effective tax rate of 40% for both the three and nine month periods of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements. During the nine months ended January 31, 2000, the Company continued its previously announced restructuring program intended to, among other things, wind-down its homebuilding operations and sell its land holdings outside New Mexico. As a direct result of this initiative, inventories decreased by approximately $20.9 million, to $68.8 million at January 31, 2000 compared to $89.7 million at April 30, 1999. The Company utilized the cash provided by this inventory reduction, as well as a portion of the cash balance at April 30, 1999, to reduce total debt by approximately $28.2 million, from $74.7 million at April 30, 1999 to $46.5 million at January 31, 2000. Total debt of the real estate operations was approximately $16.1 million at January 31, 2000 compared to $34.4 million at April 30, 1999.

During the quarter ended January 31, 2000, the Company made an interim payment of approximately $4.3 million of taxes and interest to the Internal Revenue Service ("IRS") in connection with the resolution of certain matters related to the IRS' examination of the Company's tax returns for the fiscal years 1993 through 1996. These tax years remain open, however, and other matters for these years continue to be under review by the IRS. In addition, the Company had previously paid approximately $1.5 million of interest to the IRS during the second quarter of fiscal 2000 in final resolution of the IRS' examinations of the Company's tax returns for the fiscal years 1990 through 1992. (The payment of federal income taxes related to those years was paid in full during fiscal 1999, and these tax years are no longer subject to audit). At January 31, 2000, the balance recorded as "Taxes payable - amounts subsequently due" was approximately $6.0 million, and the Company believes that this recorded amount will be sufficient for federal and state taxes and related interest upon settlement of all examinations. However, if the interim resolution with the IRS becomes final, the amount actually owed may be up to 50% less, and a tax benefit would be recognized at that time.

In connection with a previously announced stock repurchase program, the Company has reacquired 143,000 of its shares to be held as treasury stock at a cost of approximately $857,000 during the nine month period ended January 31, 2000.

The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and land development loans will be sufficient to maintain liquidity at a satisfactory level.

YEAR 2000

Based on information available to date, AMREP has not experienced any significant events attributable to Year 2000 issues. The Company will continue to monitor for potential issues within its real estate and magazine circulation operations divisions, and at its customers and suppliers, in order to permit a rapid response should any issues arise. The Company believes that if any Year 2000 issues were to arise, they would not have a significant impact on its operations and would most likely be isolated, short-term events.

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

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES





                                     PART II

                                Other Information




Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:


                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed by Registrant during the quarter ended January 31, 2000.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                AMREP Corporation
                                  (Registrant)



          Dated:  March 15, 2000            By:      /s/ Mohan Vachani
                                                     Mohan Vachani
                                                     Senior Vice President,
                                                     Chief Financial Officer



          Dated:  March 15, 2000            By:      /s/ Peter M. Pizza
                                                     Peter M. Pizza
                                                     Vice President, Controller

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX





                  27       Financial Data Schedule.