Form 10-K
period 2000-04-30
AMREP CORP
filed 2000-07-31
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     April 30, 2000  Commission File Number 1-4702
                              --------------                         ------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to _______________

                               AMREP CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its Charter)

  Oklahoma                                                     59-0936128
-------------------------------                              ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

  641 Lexington Ave., 6th Floor
  New York, New York                                           10022
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (212) 705-4700
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the last sales price of such Common Stock on July 24, 2000, on the New York Stock Exchange Composite Tape - $17,539,060.
Number of shares of Common Stock, par value $.10 per share, outstanding at July 24, 2000 - 6,653,696.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 2000 Annual Meeting - Part III.

                                     PART I
                                     ------

Item 1.     Business
------      --------             GENERAL

The Company* is primarily engaged in two unrelated businesses, each operated by a wholly-owned subsidiary: the Real Estate business operated by AMREP Southwest Inc., and the Fulfillment Services and Magazine Distribution business operated by Kable News Company, Inc. ("Kable"). The Company's foreign sales and activities are not significant.

                             REAL ESTATE OPERATIONS

Recent Developments

For many years, the Company was both a real estate developer and a builder of single-family homes, originally in Rio Rancho, New Mexico and more recently in the Denver, Colorado, Sacramento, California and Portland, Oregon metro areas. In the early 1960s, the Company established the community that now is the City of Rio Rancho, New Mexico, and it has been the predominant builder of housing there. Rio Rancho, which adjoins Albuquerque, now has a population of over 50,000. The Company entered the Denver market in 1993, and in 1997 it purchased the assets of a land developer and homebuilder with operations in the Sacramento and Portland markets.

Beginning in the second half of fiscal 1999 and continuing throughout fiscal 2000, the Company restructured its real estate activities by winding-down its homebuilding operations and selling and offering for sale its landholdings in Colorado, California, and Oregon. The reason for this decision was that over the past several years these homebuilding operations had not provided acceptable returns. The restructuring has enabled the Company to significantly reduce its debt and to concentrate its efforts on more rapidly developing its substantial landholdings in Rio Rancho.

In furtherance of this plan, commencing in the second half of fiscal 1999 and continuing through fiscal 2000, the Company sold to two national builders and several local builders a total of approximately 1,400 lots in Rio Rancho for an aggregate sales price of approximately $26 million. In addition, the Company has entered into several conditional sales contracts for the sale of approximately 600 lots in Rio Rancho over the next several years, however, since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts. The Company believes that the extent to which builders purchase lots in Rio Rancho in the future will be determined by the number of houses they are able to sell which, to a large extent, will depend on the strength of the housing markets in Rio Rancho and neighboring Albuquerque.

As discussed in more detail below, the Company has sold or entered into agreements of sale for all of its landholdings and housing projects in Colorado. To wind-down its California and Oregon operations, the Company decided to discontinue certain projects and build-out others, and this process has now been substantially completed.






_________________
* As used herein, "Company" includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

Commercial And Residential Land Development Operations

Prior to fiscal 1999, the Company developed both residential and commercial sites at Rio Rancho and from time to time bought acreage in Colorado, California and Oregon for its own homebuilding operations and to develop for sale to other builders. As discussed above, the Company currently is performing development work only at Rio Rancho. While it has no immediate plans to acquire additional property, the Company may in the future explore business opportunities for land acquisition and development in other locales inside and outside New Mexico.

Rio Rancho (including the City) consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,500 acres have been platted into approximately 111,000 homesite and commercial lots and 16,300 acres are dedicated to community facilities, roads and drainage with the remainder consisting of unplatted land. At April 30, 2000, a total of approximately 81,300 of the lots had been sold. The Company currently owns approximately 22,400 acres in Rio Rancho, of which approximately 7,000 acres are in contiguous blocks suitable for development. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or which may be sold individually or in small groups.

The development activity includes the obtaining of necessary governmental approvals ("entitlements"), installation of utilities and necessary storm drains, and building or improving of roads. At Rio Rancho, the Company is developing both residential lots and sites for commercial and industrial use as the demand warrants, and also is securing entitlements for large development tracts for sale to homebuilders. The engineering work at Rio Rancho is performed by both Company employees and outside firms, but development work is performed by outside contractors. Land at Rio Rancho is marketed by Company personnel, both directly and through brokers. The Company competes with other owners of land in the Albuquerque area who offer for sale developed residential lots and sites for commercial and industrial use.

The commercial areas in Rio Rancho presently include more than 500 businesses and professional offices, as well as 15 shopping centers with approximately 1.25 million square feet of retail space and office space, including a 55,000 square foot office building owned by the Company. The industrial areas have approximately 80 buildings with over 3.2 million square feet, including a manufacturing facility containing approximately 2.1 million square feet which is owned and occupied by Intel Corporation. During fiscal 2000, the Company sold ten tracts of commercial and industrial property of varying sizes for a total of approximately $6.7 million. Intel, Rio Rancho's largest employer, has recently announced a 1 million square foot expansion of its plant which is expected to create 2,000 construction jobs over the next several years, and employ an additional 1,000 people after completion of the project.

Since early 1977, no individual lots without homes at Rio Rancho have been sold by the Company to consumers. Over 50,000 lots were sold prior to 1977, and most of these are in areas where utilities have not yet been installed. However, under certain of the contracts pursuant to which the lots were sold, if utilities have not reached the respective lot when the purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by water, telephone and electric utilities for the lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

In fiscal 2000, the Company sold approximately 625 lots in Colorado for a total of $10.3 million, as well as one commercial tract for approximately $800,000. The Company owns two tracts of land in Colorado, consisting of approximately 335 unplatted acres planned for approximately 900 homes, which are under conditional contract for sale and are scheduled to close at varying times over the next two years; however, since each of these contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts. In California, the Company completed, in a joint venture, a 164 unit multi-family housing project which it sold in fiscal 2000 for approximately $15.7 million. It owns one tract of land in the Sacramento area zoned for approximately 420 units of multi-family residential housing, which is currently being offered for sale.

Home Building Operations

In fiscal 2000, the Company substantially completed homebuilding activities in all the markets in which it operates. The Company closed a total of 193 homes in various geographic locations in fiscal 2000 at an average selling price of approximately $156,000 per home.

At April 30, 2000, the Company owned 27 lots in the Portland area on which it intends to build houses. Of this total, 21 homes were under construction, of which 11 were under contract for sale. The Company anticipates completion of construction of all of these houses during fiscal 2001, and, subject to market conditions, expects all to be sold in that fiscal year. Although the Company has no present plans to do any further homebuilding, the Company's decision to change its real estate focus to emphasize land development operations in New Mexico and wind-down homebuilding operations is not considered to be a permanent change of strategy.

Other Real Estate Projects

The Company developed the Eldorado at Santa Fe, New Mexico subdivision which had approximately 2,400 homes as of April 30, 2000. The Company sold 26 lots there in fiscal 2000, and 50 lots remained to be sold at the end of fiscal 2000. The Company also owns and operates a water utility company which serves the subdivision.

The Company owns approximately 14 acres in the Orlando, Florida area which is being offered for sale. In addition, the Company was a fifty-percent (50%) limited partner in a 247 unit rental housing project in Orlando which was sold in fiscal 2000.

                MAGAZINE DISTRIBUTION AND FULFILLMENT OPERATIONS

Through its wholly-owned subsidiary, Kable News Company, Inc., the Company (i) performs fulfillment and related services for publishers and other customers and
(ii) distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries. As of July 1, 2000, Kable employed approximately 1,000 persons, of whom approximately 800 were involved in its fulfillment activities and 200 in distribution activities.

Fulfillment Services

Kable's Fulfillment Services division performs a number of fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services, list services and product fulfillment services. The division accounted for 70% of Kable's total revenues in 2000 and 64% in 1999.

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

Product fulfillment services are provided for Kable's publisher clients and other direct marketers. In this activity, the division receives, warehouses, processes and ships merchandise.

Kable plans to expand these services, including lettershop, list services and product fulfillment services, to other, non-publisher clients.

In fiscal 1997, Kable commenced the processing of "sweepstakes" entries for a major publisher, which included opening the envelopes mailed in by contestants, furnishing the pertinent data electronically to the publisher and performing certain incidental functions. Revenues from this activity represented over 11% of the division's total revenues for fiscal 2000. Kable has been informed that this publisher has changed its operational strategies and will discontinue its use of Kable's services during fiscal 2001. Kable recorded a charge of approximately $735,000 during fiscal 2000 to recognize impairment for certain assets dedicated to providing this service.

Kable now performs fulfillment services for approximately 520 different magazine titles for approximately 215 clients and maintains over 14 million active subscriber names for its client publishers. In a typical month, Kable produces almost 15 million mailing labels for its client publishers and also produces and mails approximately 4.1 million billing and renewal statements.

There are a large number of companies that perform fulfillment services for publishers and with which Kable competes, two of which are much larger than Kable. Since publishers often utilize only a single fulfillment company for a particular publication, there is intense competition to obtain fulfillment contracts with publishers. Competition for non-publisher clients is also intense. Kable has a staff whose primary task is to solicit fulfillment business.

Distribution Services

     In its distribution operation, Kable distributes magazines for over 190 publishers. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers over 33 million copies of various titles. Kable purchases the publications from its publishers and sells them to approximately 45 independent wholesale distributors who own and operate 133 individual companies in the United States and Canada. The wholesale distributors in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. Distribution activities accounted for 30% of Kable's revenues in fiscal 2000 and 36% in fiscal 1999.

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

A realignment of industry relationships in the distribution of magazines started during fiscal 1996 and rapidly grew to major proportions. It was triggered by the decision of certain major retailers with multiple outlets to sharply reduce the number of wholesalers with whom the retailers would deal. This action has led to the erosion of wholesaler profit margins and to a substantial continuing reduction in the number of wholesalers through the merger of certain wholesalers, the formation by certain other wholesalers of cooperatives to bid for the business of such retailers, and the complete retirement from the business by a number of wholesalers. The consolidation has reduced the number of Kable's wholesale customers by approximately 60% since fiscal 1995, which has increased the concentration of its revenue source and trade accounts receivable; at April 30, 2000, approximately 60% of Kable's accounts receivable was due from three customers. These changes also contributed to demands by most remaining wholesalers to purchase magazines at lower prices which many publishers, including some of Kable's, have accepted.

Financial pressures on wholesalers continued in fiscal 2000. Consequently, Kable has increased its accounts receivable reserves in anticipation of uncollectible balances from certain wholesaler customers. Management believes that industry changes will continue with the potential for further adverse consequences for publishers and their national distributors, including Kable.

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

Kable competes primarily with four national distributors, all of whom are substantially larger than Kable. Each of these large competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications is intense.

PENDING TRANSACTION

For a number of months, Kable has been in negotiations with a privately-owned company ("Magazine Company") which is in the business of owning and operating retails stores engaged principally in the business of selling magazines, newspapers and other periodicals. In the proposed transaction, (i) a Kable subsidiary would enter into a joint venture with the Magazine Company to form a new entity ("Supply Company") which, as its principal business, would supply the publications inventory to the Magazine Company's retail stores, and (ii) the Kable Subsidiary would be awarded equity in the Magazine Company and would have the right to acquire additional equity for a total of as much as 10% of the equity of the Magazine Company. Separately, Kable plans to expand its direct to retail business and expects to be able to employ the processing capacity of the Supply Company to service a portion of that business. The Magazine Company presently has 11 stores, and it has advised Kable that during the next five years it plans to open up to 700 stores throughout the United States.

The total cash which may be required from the Kable subsidiary for this new venture is estimated to be approximately $2 million through the end of fiscal year 2001 and approximately an additional $8 million during the ensuing three fiscal years. It is anticipated that the Kable subsidiary would not receive any return from the Supply Company or the Magazine Company for at least four years. Management considers this to be an attractive longer-term opportunity because it can aid Kable in the development of its direct to retail business and, if the Magazine Company's operations are successful, Kable will also benefit from the enhanced value of its equity investment in Magazine Company.

                                 COMPANY OFFICES

The Company's principal executive offices are in New York City. Kable News has an executive and sales office in New York City, and its operations are centered in both owned and leased facilities in Mt. Morris, Illinois and Marion, Ohio. Real estate operations are headquartered in Rio Rancho, New Mexico in a modern office building owned by the Company.

                                    EMPLOYEES

The Company has approximately 1,040 employees as of July 1, 2000. The Company provides retirement, health and other benefits to its employees and considers its employee relations to be good.

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

Item 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------

Not Applicable.

Executive Officers of Registrant
--------------------------------

Set forth below is certain information concerning persons who are executive officers of the Company.

Name               Office Held/Principal occupation for Past Five Years     Age
----               ----------------------------------------------------     ---

Daniel Friedman      Senior Vice President of the Company since 1980;         65
                     Chief Executive Officer of Kable News Company, Inc., a wholly-owned subsidiary of the Company, since 1978.

James Wall           Senior Vice President of the Company since 1991;         63
                     Chief Executive Officer of AMREP Southwest Inc., a wholly-owned subsidiary of the Company, since 1991.

Mohan Vachani        Senior Vice President-Chief Financial Officer of         58
                     the Company since 1993.





The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

                                     PART II
                                     -------

Item 5.      Market for Registrant's Common Equity and
-------      -----------------------------------------
             Related Stockholder Matters
             ---------------------------

The Company's common stock is traded on the New York Stock Exchange under the symbol "AXR". On July 24, 2000, there were approximately 2,300 holders of record of the common stock. The Company has historically not paid cash dividends. The range of high and low closing prices for the last two fiscal years by quarter is presented below:

             FIRST            SECOND               THIRD              FOURTH
      ----------------   ----------------   -----------------   ----------------
       HIGH       LOW      HIGH     LOW       HIGH      LOW       HIGH      LOW
      --------  ------   -------  -------   -------   --------  --------  ------
2000  $7 1/4    $5 3/8   $6 9/16  $4 7/16   $5 1/8    $3 11/16  $5 15/16  $4 1/2
1999  $9 15/16  $6 1/2   $8 1/16  $5 1/2    $7 13/16  $5 7/8    $8        $4 5/8



Item 6.     Selected Financial Data
-------     -----------------------

The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

                                         (In thousands of dollars except per share amounts)
                                                        Year Ended April 30,
                             -------------------------------------------------------------------------------
                                  2000          1999 (a)           1998          1997 (b)          1996
                             --------------  --------------   --------------  --------------   -------------
Revenues                     $      119,833  $      190,291   $      171,368  $      146,389   $     161,802
Net Income                   $        1,169  $        7,537   $        8,206  $        7,282   $       2,785
Earnings Per Share -
  Basic and Diluted          $         0.16  $         1.02   $         1.11  $         0.99   $        0.38

Total Assets                 $      172,436  $      217,777   $      229,768  $      205,311   $     181,796
Notes Payable                $       46,911  $       74,665   $       84,248  $       79,824   $      54,391
Shareholders' Equity         $       91,981  $       91,577   $       84,040  $       75,834   $      68,552
Cash Dividends               $            -  $            -   $            -  $            -   $           -

(a) Includes a tax benefit in the amount of $2,400,000 (the equivalent of $.33 per share) to reflect the settlement of 1990 through 1992 IRS tax examinations.

(b) Includes a tax benefit in the amount of $6,250,000 (the equivalent of $.85 per share) to reflect the settlement of 1984 through 1989 IRS tax examinations.

Item 7.     Management's Discussion and Analysis of Financial
-------     -------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

A wide range of factors could materially affect future developments and performance of the Company, including the following: (i) the level of demand for land in the markets in which the Company sells land; (ii) the possibility of further adverse changes in the magazine distribution system for magazines which the Company distributes; (iii) possible future litigation and governmental proceedings; (iv) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including possible acquisitions; (v) changes in U.S. financial markets, including significant interest rate fluctuations; (vi) the failure to carry out marketing and sales plans; (vii) the failure to successfully integrate acquired business, if any, into the Company without substantial costs, delays or other operational or financial problems; and (viii) changes in economic or business conditions, including general economic and business conditions that are less favorable than expected.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS
---------------------

Year Ended April 30, 2000 ("2000")Compared to Year Ended April 30, 1999 ("1999")
--------------------------------------------------------------------------------

Revenues
--------

Consolidated revenues for the year ended April 30, 2000 decreased to $119.8 million from $190.3 million in 1999, principally reflecting the effects of the restructuring of real estate operations begun in the fourth quarter of 1999 and continuing into 2000.

Revenues from real estate operations decreased to $62.7 million in 2000 from $127.0 million in 1999, principally due to decreased housing sale revenues. This revenue reduction reflected the decision made by the Company in 1999 and implemented late in 1999 and throughout 2000 to wind-down homebuilding operations in all of its markets, to sell its landholdings in Colorado and California, and to concentrate on more rapidly developing its substantial land holdings in Rio Rancho, New Mexico.

Revenues from housing sales decreased to $30.1 million in 2000 from $90.9 million in 1999. As described above, this decrease resulted from the decision to wind-down homebuilding operations in all markets, as evidenced by the decrease in the number of home deliveries from 711 in 1999 to 193 in 2000. In addition, the gross profit margin realized on housing operations (before the effect of certain reserves) decreased from 13% in 1999 to 5% in 2000, reflecting the reduced level of operations.

Revenues and related gross profit from land sales decreased by approximately $3.4 million and $2.8 million, respectively, in 2000 from 1999, primarily due to a decrease in commercial and investment property land sales. The average gross profit percentage on land sales decreased from 39% in 1999 to 36% in 2000 because certain sales of residential land to builders in 2000 were from different projects and at lower gross profit percentages than sales in the prior year. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Revenues from magazine circulation operations, consisting of both magazine distribution and fulfillment operations, decreased approximately $4.8 million (8%) from 1999 to 2000. Revenues from the Fulfillment Services division decreased approximately $400,000 (1%) from 1999 due primarily to a lower volume of business in sweepstakes processing for one large customer. Revenues from the Newsstand Distribution Services division decreased approximately $4.4 million (22%) in the same period as a result of decreased newsstand magazine sales as well as a reduction in gross billings due to the loss of certain publisher clients. In addition, Kable has continued to feel the effects of the realignment of industry relationships in the distribution of magazines which started in 1996 and which has subsequently led to a substantial reduction in the number of wholesalers. In many cases, this situation has adversely impacted wholesaler profits and liquidity, which has resulted in wholesaler consolidations and sometimes bankruptcies. Due to concerns about the financial strength of certain customers, Kable increased its reserve for uncollectible accounts by approximately $1.8 million in 2000 and $5.0 million in 1999. In addition, Kable's operating expenses in 2000 included a charge of approximately $735,000 resulting from the impairment of assets no longer required due to the impending loss of sweepstakes processing business for a large fulfillment client. As a result of these factors, magazine circulation operating expenses decreased $4.0 million (8%) in fiscal 2000 compared to the prior year, primarily due to the effect of the reduced bad debt reserve offset in part by the impairment charge in the sweepstakes processing business. Consequently, operating income from magazine circulation operations decreased by approximately $800,000 from 1999 to 2000.

Revenues from "Interest and other operations" decreased from 1999 to 2000 principally because the prior year included amounts recorded as management fees and equity income from several joint ventures in which the Company participated.

Expenses
--------

Real estate commissions and selling expenses decreased by $4.0 million (52%) and real estate and corporate general and administrative expenses decreased by $1.6 million (21%) from 1999 to 2000 principally as a result of the restructuring of the real estate operations. General and administrative costs of magazine circulation operations increased by approximately $300,000 (4%) in the same period, reflecting increased legal costs associated with the investigation of new business opportunities.

Interest expense - net decreased from approximately $4.7 million in 1999 to approximately $2.9 million in 2000. Interest related to real estate operations decreased as a result of the reduction of real estate debt through the use of proceeds generated from land sales, while interest related to magazine circulation operations decreased due to lower borrowing requirements associated with lower revenues and related accounts receivable balances in the Newsstand division.

As discussed in Note 11 to the consolidated financial statements, in 1999 the Company incurred restructuring-related charges of approximately $2.1 million, including severance and lease termination payments ($1.1 million), and the write-off of unamortized goodwill and acquisition related costs ($1.0 million) incurred in connection with its acquisition of certain real estate assets in California. In addition, the Company wrote-off approximately $1.2 million related to deposits and other project-related inventory costs associated with projects which were abandoned or otherwise disposed of in connection with the real estate restructuring. During 2000, the Company recorded additional charges of approximately $3.8 million to provide for reserves and write-downs of joint ventures related to the continuing wind-down of real estate operations in California and Colorado. As of April 30, 2000, the restructuring of real estate operations was substantially complete.

As discussed in Note 9 to the consolidated financial statements, the Company has been involved in an on-going process of audits of its federal tax returns by the Internal Revenue Service ("IRS") for fiscal years 1984 through 1996. In prior years, the Company has reached agreements with the IRS for the years 1984 through 1992. During the year ended April 30, 2000, the Company made a payment of $4.3 million of federal taxes and interest in connection with an interim resolution of certain matters related to the examination of the Company's federal tax returns for the years 1993 through 1996. These tax years remain open, however, and other matters for these years continue to be under review by the IRS. In addition, the Company paid approximately $1.5 million of interest during 2000 in final resolution of the IRS examination of the Company's federal tax returns for the fiscal years 1990 through 1992. (Federal income taxes for those years was paid in full during 1999, and these tax years are no longer subject to audit). At April 30, 2000, the amount recorded as "Taxes Payable - amount subsequently due" of approximately $6.0 million represents amounts that have been accrued in prior years to cover federal and state taxes and related interest estimated to be due upon the settlement of all open tax examinations. If the interim resolution for the years 1993 through 1996 with the IRS becomes final, however, the amount actually owed may be less than the recorded amount, and a tax benefit would be recognized at that time. The amount of the potential tax benefit is uncertain and dependent upon the ultimate resolution of other matters under review by the IRS.

Year Ended April 30, 1999 ("1999")Compared to Year Ended April 30, 1998 ("1998")
--------------------------------------------------------------------------------

Revenues
--------

Total revenues for the year ended April 30, 1999 increased $18.9 million (11%) from 1998, principally reflecting an increase in revenues from real estate operations.

Revenues from real estate operations increased $22.1 million (21%) resulting from increases in both housing and land sales, which partly reflected the decision made by the Company to restructure its real estate operations, as discussed above.

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

Revenues and related gross profit from land sales increased by approximately $10.9 million (44%) and $1.6 million (12%), respectively, in 1999 from 1998, primarily due to the increase in land sales to homebuilders resulting from the change in the Company's business focus discussed above. The average gross profit percentage on land sales decreased from 50% in 1998 to 39% in 1999 because the sales of residential land to builders have generally been at lower gross profit percentages than the sales of commercial and industrial land, which have represented a much larger percentage of total land sale revenues in prior years. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Revenues from magazine circulation operations, consisting of both magazine distribution and fulfillment operations, increased approximately $400,000 (1%) from 1998. Revenues from the Fulfillment Services division decreased approximately $1.6 million (4%) due primarily to a lower volume of business in sweepstakes processing for one large customer. Revenues from the Newsstand Distribution Services division increased approximately $2.1 million (11%) from 1998, due to new business and a moderately higher volume of magazine sales. During the third and fourth quarters of fiscal 1999, Kable increased its reserve for uncollectible accounts by approximately $5.0 million due to concerns about certain newsstand wholesaler customers. As a result, magazine circulation operating expenses increased $4.3 million (10%) compared to the prior year. As a result of these factors, operating income from magazine circulation operations decreased by approximately $3.9 million in 1999. Excluding the effects of the increase in the reserve for uncollectible accounts, Kable's operating earnings were modestly higher than in 1998.

Revenues from "Interest and other operations" decreased from 1998 to 1999, principally because 1998 included a non-recurring gain of approximately $4.2 million on the sale of the Rio Rancho Golf and Country Club and the Company's 50% limited partnership interest in a congregate care facility in Florida.

Expenses
--------

Real estate commissions and selling expenses were generally comparable to the prior year amounts, and approximated 8% of related revenues in 1999 and 9% in 1998. Real estate and corporate general and administrative expenses increased approximately 1% in 1999 over 1998, due to additional costs of the Company's California operation which had commenced activities during 1998, offset in part by the effect of a benefit for pension expense resulting from the effect of an amendment to the Company's pension plan during 1998. General and administrative costs of the magazine circulation operations decreased by approximately 4% from 1998 to 1999.

As discussed in Note 11 to the consolidated financial statements, in 1999 the Company incurred restructuring-related charges of approximately $2.1 million and wrote-off approximately $1.2 million related to deposits and other project-related inventory costs related to projects which were abandoned or otherwise disposed of in connection with the restructuring of its real estate operations. The Company's decision to change its real estate focus by emphasizing its land development activities at Rio Rancho, New Mexico and winding-down certain homebuilding activities was not considered to be a permanent change in strategy. Accordingly, the Company presented the results of operations of homebuilding in continuing operations.

In 1999, the Company's effective tax rate of 8% reflected a net benefit of approximately $2.4 million to the provision for income taxes following the conclusion of certain federal tax audits. See Note 9 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and other loan agreements.

Cash Flows From Financing Activities
------------------------------------

At April 30, 2000, the Company had line-of-credit arrangements with several financial institutions collateralized by various assets which, subject to collateral availability, amounted to an aggregate borrowing availability of approximately $66.7 million. One of these lines (under which $40 million was available for borrowing and against which approximately $27.7 million was outstanding as of April 30, 2000) is available only for Kable News Company operations. Borrowings under this line-of-credit, which expires in September 2001, must be collateralized 125% or more by certain Kable accounts receivable. The Kable line-of-credit agreement also limits the payment of dividends by, and loans from, Kable to the Company.

The other line-of-credit borrowings have been used principally to support land development and real estate construction activities. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At April 30, 2000, the maximum available under real estate lines-of-credit totaled $10.2 million, of which borrowings of $10.0 million were outstanding. In addition to the Company's borrowings, a subsidiary of the Company has guaranteed a $6 million line-of-credit to an unrelated entity for the ongoing development of a project in which the subsidiary had been a joint venture participant, of which $1.2 million was outstanding at April 30, 2000.

Notes payable outstanding, including the lines-of-credit and other company borrowings discussed above, were $46.9 million at April 30, 2000 compared to $74.7 million at April 30, 1999. The decrease at April 30, 2000 compared to the prior year was primarily the result of the change in focus of real estate operations and the wind-down of homebuilding operations.

During 2000, the Company announced a stock repurchase program, and reacquired 143,000 of its common shares to be held as treasury stock at a cost of approximately $857,000. In May 2000, the Board of Directors authorized an additional repurchase of stock by means of a self-tender "Dutch Auction" for 725,000 of the Company's common shares at a price not to exceed $7.00 per share and not lower than $5.25 per share. In June 2000, the Company accepted tenders of 587,654 shares at a cost of $7.00 per share.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $70.3 million at April 30, 2000 compared to $89.7 million at April 30, 1999. This reduction resulted from the restructuring of real estate operations, and it contributed to the decrease in accounts payable, deposits and accrued expenses at April 30, 2000 compared to the prior year.

Receivables from magazine circulation operations decreased to $45.4 million at April 30, 2000 from $53.8 million at the end of the prior fiscal year, primarily due to the decrease in revenues in 2000 as well as the additional reserve for uncollectible accounts of approximately $1.8 million recorded in 2000 resulting from concerns about the financial srength of certain wholesaler customers.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures decreased in fiscal 2000 from fiscal 1999, due in part to reduced requirements of the Company's water utility subsidiary. The Company believes that its available funds will be adequate to provide for anticipated capital expenditures.

As a result of the restructuring of its real estate operations, the borrowing requirements of the Company have been reduced, commensurate with the reduction in construction activity. The Company believes that cash provided from operations together with existing cash balances, its lines-of-credit and land development loans will be sufficient to maintain liquidity at a satisfactory level.

For a number of months, Kable has been in negotiations with a privately-owned company ("Magazine Company") which is in the business of owning and operating retail stores engaged principally in the business of selling magazines, newspapers and other periodicals. In the proposed transaction, (i) a Kable subsidiary would enter into a joint venture with the Magazine Company to form a new entity ("Supply Company") which, as its principal business, would supply the publications inventory to the Magazine Company's retail stores, and (ii) the Kable Subsidiary would be awarded equity in the Magazine Company and would have the right to acquire additional equity for a total of as much as 10% of the equity of the Magazine Company. Separately, Kable plans to expand its direct to retail business and expects to be able to employ the processing capacity of the Supply Company to service a portion of that business. The Magazine Company presently has 11 stores, and it has advised Kable that during the next five years it plans to open up to 700 stores throughout the United States.


The total cash which may be required from the Kable subsidiary for this new venture is estimated to be approximately $2 million through the end of fiscal year 2001 and approximately an additional $8 million during the ensuing three fiscal years. It is anticipated that for its $10 million aggregate investment, the Kable subsidiary would not receive any return from the Supply Company or the Magazine Company for at least four years. Management considers this to be an attractive longer-term opportunity because it can aid Kable in the development of its direct to retail business and, if the Magazine Company's operations are successful, Kable will also benefit from the enhanced value of its equity investment in Magazine Company.

Segment Information
-------------------

Information by industry segment is presented in Note 15 to the consolidated financial statements. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures" during 1999, which requires that industry segment information be prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimations are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management has evaluated the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of "pretax income (loss) contribution" of each segment as summarized in Note 15 to the consolidated financial statements is presented for informational purposes, and is not necessarily the amount that would be reported if the segment were an independent company.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The
Statement, as amended by SFAS No. 137, is effective for fiscal quarters beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal year 2001. The Company expects that the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement, as revised by SAB 101B, is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

Impact of Inflation
-------------------

Operations of the Company can be impacted by inflation. Within the industries in which the Company operates, inflation can cause increases in the cost of materials, services, interest and labor. Unless such increased costs are recovered through increased sale prices, operating margins will decrease. Within the land development industry, the Company encounters particular risks. A large part of the Company's real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the income of potential purchasers and make it difficult for them to finance the purchase of a new home or sell their existing home. If this situation were to exist, the demand for the Company's land by these homebuilder customers could decrease. In general, in prior years, interest and price increases have been commensurate with the general rate of inflation in the Company's markets, and the Company has not found the inflation risk to be a significant problem in its real estate or magazine circulation operations.

Item 7(A).      Quantitative and Qualitative Disclosures About Market Risk
----------      ----------------------------------------------------------

The primary market risk facing the Company is interest rate risk on its long-term debt. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk, but this risk is not material. The following table sets forth as of April 30, 2000 the Company's long term debt obligations by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (amounts in thousands):



                                                 Year ended April 30,
                                                         There-          FMV @
                      2001   2002   2003   2004   2005   after    Total  4/30/00
                    ------  ------ ------ ------ ------ -------- ------- -------


Fixed rate debt     $4,372   $810   $349   $286   $120   $1,671  $7,608  $7,545

Weighted average
   interest rate      9.0%    8.4%   8.0%   7.8%   7.9%    7.9%    8.6%     -

Variable rate debt  $11,227  $28,076 $     $  -   $  -   $  -    $39,303 $39,303

Weighted average
   interest rate      9.5%    9.5%     -      -      -      -      9.5%     -

Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------



                    Report of Independent Public Accountants
                    ----------------------------------------



To the Shareholders and Board of Directors of AMREP Corporation:


We have audited the accompanying consolidated balance sheets of AMREP Corporation (an Oklahoma corporation) and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II accompanying the consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


Albuquerque, New Mexico
June 30, 2000

                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                    CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
                    -----------------------------------------
                             APRIL 30, 2000 AND 1999
                             -----------------------
                          (Dollar amounts in thousands)



                ASSETS                              2000              1999
                                                ----------        ----------

CASH AND CASH EQUIVALENTS                       $  12,934         $  23,553

RECEIVABLES, net:
   Real estate operations                           9,108            10,846
   Magazine circulation operations                 45,366            53,822
                                                ----------        ----------
                                                   54,474            64,668

REAL ESTATE INVENTORY                              70,265            89,723

OTHER REAL ESTATE INVESTMENTS                         283             2,401

PROPERTY, PLANT AND EQUIPMENT,
   at historical cost, net of accumulated
   depreciation and amortization                   17,852            18,360

OTHER ASSETS, net of accumulated amortization      11,437            13,881

EXCESS OF COST OF SUBSIDIARIES
   OVER NET ASSETS ACQUIRED                         5,191             5,191
                                                ----------        ----------

     TOTAL ASSETS                               $ 172,436         $ 217,777
                                                ==========        ==========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                    CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
                    -----------------------------------------
                             APRIL 30, 2000 AND 1999
                             -----------------------
                 (Dollar amounts in thousands, except par value)


      LIABILITIES AND SHAREHOLDERS' EQUITY         2000              1999
                                                ----------        ----------

ACCOUNTS PAYABLE, DEPOSITS AND
   ACCRUED EXPENSES                             $  25,920         $  36,182

NOTES PAYABLE:
   Amounts due within one year                     15,599            26,769
   Amounts subsequently due                        31,312            47,896
                                                ----------        ----------
                                                   46,911            74,665

TAXES PAYABLE:
   Amounts due (receivable) within one year        (1,002)            2,513
   Amounts subsequently due (including interest)    5,999            11,825
                                                ----------        ----------
                                                    4,997            14,338

DEFERRED INCOME TAXES                               2,627             1,015
                                                ----------        ----------

     TOTAL LIABILITIES                             80,455           126,200
                                                ----------        ----------

COMMITMENTS AND CONTINGENCIES  (Notes 12 and 13)

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value;
     shares authorized--20,000,000;
     shares issued - 7,398,677 in 2000 and 1999       740               740
   Capital contributed in excess of par value      44,930            44,928
   Retained earnings                               47,258            46,089
   Treasury stock, at cost; 158,327 shares
      at April 30, 2000, and 30,027 shares
      at April 30, 1999                              (947)             (180)
                                                ----------        ----------
     TOTAL SHAREHOLDERS' EQUITY                    91,981            91,577
                                                ----------        ----------


     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 172,436         $ 217,777
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

                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                (Amounts in thousands, except per share amounts)

                                                         Year Ended April 30,
                                            --------------------------------------------
                                                 2000             1999            1998
                                            -----------      -----------     -----------
      Real estate operations-
        Home and condominium sales          $   30,079       $   90,947      $   79,730
        Land sales                              32,637           36,033          25,102
                                            -----------      -----------     -----------

                                                62,716          126,980         104,832

      Magazine circulation operations           52,548           57,354          56,939

      Interest and other operations              4,569            5,957           9,597
                                            -----------      -----------     -----------

                                               119,833          190,291         171,368
                                            -----------      -----------     -----------
   COSTS AND EXPENSES:
      Real estate cost of sales-
        Home and condominium sales              28,735           79,494          70,167
        Land sales                              21,084           21,869          12,493
      Operating expenses-
        Magazine circulation operations         44,184           48,181          43,835
        Real estate commissions and selling      3,670            7,689           7,424
        Other operations                         4,560            3,960           5,150
      General and administrative-
        Real estate operations and corporate     6,026            7,643           7,561
        Magazine circulation operations          6,680            6,408           6,657
      Interest, net                              2,946            4,743           4,404
      Restructuring costs                           -             2,108              -
                                            -----------      -----------     -----------
                                               117,885          182,095         157,691
                                            -----------      -----------     -----------
   INCOME BEFORE INCOME TAXES                    1,948            8,196          13,677

   PROVISION FOR INCOME TAXES                      779              659           5,471
                                            -----------      -----------     -----------
   NET INCOME                               $    1,169       $    7,537      $    8,206
                                            ===========      ===========     ===========

   EARNINGS PER SHARE - BASIC AND DILUTED   $      .16       $     1.02      $     1.11
                                            ===========      ===========     ===========
   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                         7,285            7,369           7,369
                                            ===========      ===========     ===========

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

                                                             Capital
                                                           Contributed
                                             Common Stock   In Excess                 Treasury
                                                               of         Retained    Stock at
                                           Shares  Amount   Par Value     Earnings      Cost        Total
                                           ------  ------  ------------   --------   ----------   --------

BALANCE, April 30, 1997                     7,399  $  740   $   44,928    $ 30,346   $    (180)  $  5,834

  Net income                                    -       -            -       8,206           -      8,206
                                           ------  ------  ------------   --------   ----------   --------
BALANCE, April 30, 1998                     7,399     740       44,928      38,552        (180)    84,040
   Net income                                   -       -            -       7,537           -      7,537
                                           ------  ------  ------------   --------   ----------   --------
BALANCE, April 30, 1999                     7,399     740       44,928      46,089        (180)    91,577

   Net income                                   -       -            -       1,169           -      1,169

   Purchase of treasury stock                   -       -            -           -        (857)      (857)

   Issuance of treasury stock                   -       -            2           -          90         92
                                           ------  ------  ------------   --------   ----------   --------
BALANCE, April 30, 2000                     7,399  $  740    $  44,930    $ 47,258   $    (947)  $ 91,981
                                           ======  ======  ============   ========   ==========   ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Amounts in thousands)

                                                                      Year Ended April 30,
                                                            ------------------------------------
                                                               2000         1999        1998
                                                            ----------   ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                               $   1,169    $   7,537   $   8,206
   Adjustments to reconcile net income
     Depreciation and amortization                              4,104        4,830       3,259
     Non-cash credits and charges:
         Loss (gain) on disposition of fixed assets               167          218      (1,298)
          Inventory and joint venture valuation adjustment      3,808        1,213           -
           Provision for doubtful accounts                      1,806        5,025         363
          Impairment of long-lived assets                         735            -           -
          Pension benefit accrual                                (573)        (487)          -
          Issuance of treasury stock charged to expense            92            -           -
     Changes in assets and liabilities,
     excluding the effect of acquisition-
       Receivables                                              8,388       (1,178)    (15,116)
       Real estate inventory                                   19,164        8,968      (7,389)
       Other real estate investments                            1,089         (150)      3,396
       Other assets                                             1,145         (385)     (1,777)
       Accounts payable, deposits and accrued expenses        (11,708)      (3,019)     10,224
       Taxes payable                                           (9,341)      (5.352)      4,104
       Deferred income taxes                                    1,612       (1,573)     (2,548)
                                                             ----------  -----------  ----------
         Net cash provided by operating activities             21,657       15,647       1,424
                                                             ----------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (2,659)      (3,305)     (1,998)
   Proceeds from disposition of property, plant
    and equipment                                                 227          277       2,691
   Amount received (paid) for acquisition                         873            -      (2,202)
                                                            ----------  -----------  ----------
         Net cash used by investing activities                 (1,559)      (3,028)     (1,509)
                                                            ----------  -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                                25,424       61,647      55,212
   Principal debt payments                                    (55,284)     (71,230)    (50,788)
   Purchase of treasury stock                                    (857)           -           -
                                                            ----------  -----------  ----------
         Net cash provided (used) by financing activities     (30,717)      (9,583)      4,424
                                                            ----------  -----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (10,619)       3,036       4,339

CASH AND CASH EQUIVALENTS, beginning of year                   23,553       20,517      16,178
                                                            ----------  -----------  ----------
 CASH AND CASH EQUIVALENTS, end of year                    $   12,934   $   23,553   $  20,517
                                                            ==========  ===========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized              $    3,759   $    4,802   $   4,093
                                                            ==========  ===========  ==========
     Income taxes paid                                     $    8,363   $    7,656   $   3,952
                                                            ==========  ===========  ==========
   Acquisition of real estate assets:
     Identifiable assets acquired                          $    1,408   $        -   $   1,168
     Excess of cost over net assets acquired                        -            -       1,081
     Liabilities assumed                                        2,281            -         (47)
                                                            ----------  -----------  ----------
Net cash (received) paid for acquisition                   $     (873)  $        -   $   2,202
                                                            ==========  ===========  ==========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
         -------------------------------------------------------------------
         Organization and principles of consolidation
         --------------------------------------------

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the "Company"). The Company, through its principal subsidiaries, is engaged in two unrelated businesses. Kable News Company, Inc. ("Kable") operates in the magazine distribution and fulfillment services industries, and AMREP Southwest Inc. operates predominately in the real estate industry, principally in New Mexico.

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

         Revenue recognition
         -------------------

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

Sales of homes and condominiums are recognized when title and other attributes of ownership have been conveyed to the buyer by means of a closing.

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

         Real estate inventory
         ---------------------

Land and improvements for completed real estate projects, as well as those held for future development or sale, are stated at the lower of accumulated cost (except in certain instances where property is repossessed as discussed above under "Revenue recognition") which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes, or fair market value less estimated costs to sell.

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

         Excess of cost of subsidiaries over net assets acquired
         -------------------------------------------------------

The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed ("goodwill") is carried as an asset. Goodwill of $5,191,000 arose in connection with the acquisition of Kable during 1969 and is not being amortized to operations, since this acquisition was made prior to the effective date of Accounting Principles Board Opinion ("APB") No. 17 and management is of the opinion that there has been no diminution of value. An additional $1,149,000 of goodwill was recorded in connection with the acquisition of certain real estate assets during 1998, and was being amortized over ten years. Amortization expense was $86,000 in 1999 and $68,000 in 1998. As discussed in Note 11, the Company wrote-off the remaining balance of this portion of the goodwill during the fourth quarter of 1999 in connection with the restructuring of its real estate operations.

         Long-lived assets
         -----------------

Long-lived  assets,   including  goodwill,  are  evaluated  when  indicators  of impairment are present. Provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. See Note 5.

         Income taxes
         ------------

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using currently enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

         Earnings per share
         ------------------

Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed assuming the issuance of common shares for all dilutive stock options outstanding (using the treasury stock method) during the reporting period.

         Stock options
         -------------

The Company accounts for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 8).

         Comprehensive income
         --------------------

The Company is required to report components of comprehensive income in an annual financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive income and net income are the same.

         Management's estimates and assumptions
         --------------------------------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates that affect the financial statements include, but are not limited to, inventory valuation, magazine returns, the recoverability of long-term assets and amortization periods. Actual results could differ from those estimates.

         New accounting pronouncements
         -----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The
Statement, as amended by SFAS No. 137, is effective for fiscal quarters beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal 2001. The Company expects the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement, as revised by SAB 101B, is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

         Financial statement presentation
         --------------------------------

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2000 presentation.

(2)      RECEIVABLES:
         ------------

Receivables consist of:                                    April 30,
                                               ---------------------------------
                                                   2000                1999
                                               ------------       --------------
                                                         (Thousands)
Real estate operations-
   Mortgage and other receivables              $     9,469        $      11,101
   Allowance for doubtful accounts                    (361)                (255)
                                               ------------          -----------
                                               $     9,108        $      10,846
                                               ============          ===========
Magazine circulation operations-
   Accounts receivable (maturing
     within one year                           $   109,994        $      98,179
   Allowances for-
     Estimated returns                             (62,978)             (37,958)
     Doubtful accounts                              (1,650)              (6,399)
                                               ------------          -----------
                                               $    45,366        $      53,822
                                               ============          ===========

Mortgage and other receivables bear interest at rates ranging from 8.0% to 12.0% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line-of-credit utilized for the magazine circulation operations (see Note 7).

The Company extends credit to various companies in the real estate and magazine circulation industries which may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. As industry practices allow, the Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, to be secured by collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information. In recent years, as a result of changes within the magazine distribution industry there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines and, as a result, at April 30, 2000 approximately 60% of Kable's accounts receivable were due from three customers. In addition, Kable determined that certain wholesaler customers had been impacted by these changes and were encountering financial difficulties and, accordingly, provided additional allowances for doubtful accounts of approximately $1.8 million in 2000 and $5.0 million in 1999.

Maturities of principal on real estate receivables at April 30, 2000 are as follows (in thousands): 2001 - $5,188; 2002 - $640; 2003 - $2,141; 2004 - $254;
2005 - $8; 2006 and thereafter - $1,238.

(3)     REAL ESTATE INVENTORY:
        ----------------------

Real estate inventory consists of:
                                                            April 30,
                                               ---------------------------------
                                                   2000                 1999
                                               --------------     --------------
                                                           (Thousands)
Land and improvements held for sale or
  development                                  $  64,571          $   58,571
Homes and condominiums-
  Land and improvements                            1,621              15,678
  Construction costs                               4,073              15,474
                                               --------------     --------------
                                               $  70,265          $   89,723
                                               ==============     ==============

Accumulated capitalized interest costs included in real estate inventory at April 30, 2000 and 1999 were $3,934,000 and $4,553,000, respectively. Interest costs capitalized during 2000, 1999 and 1998 were $1,371,000, $3,348,000 and
$3,226,000, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 2000 and 1999 were $5,264,000 and $5,467,000, respectively. Real estate taxes capitalized during 2000, 1999 and 1998 were $182,000, $217,000 and $165,000, respectively.
Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $2,375,000, $4,903,000 and $2,726,000 in 2000, 1999 and 1998, respectively.

Substantially all of the Company's real estate assets are located in New Mexico. As a result of this geographic concentration, the Company could be affected by economic conditions in this region.

(4)      OTHER REAL ESTATE INVESTMENTS:
         ------------------------------

The Company participates in a number of joint ventures in which it does not have management control. These joint ventures are primarily engaged in the development, construction and sale of single-family or multi-family residential properties. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows:

                                                          April 30,
                                               --------------------------------
                                                     2000               1999
                                               --------------    ---------------
                                                         (Thousands)

Cash                                           $        146       $      612
Receivables and other assets                            283              700
Inventories                                               -           21,892
                                               --------------     --------------
           Total Assets                        $        429       $   23,204
                                               ==============     ==============
Mortgages and notes payable                    $          -       $   13,859
Other liabilities                                       146            3,122
Equity of:
     The Company                                        283            2,401
     Others                                               -            3,822
                                               --------------     --------------
          Total Liabilities and Equity         $        429       $   23,204
                                               ==============     ==============

As part of the restructuring of its real estate operations, the Company has substantially completed development, construction and sales for those joint ventures in which it participated. In addition, during 2000 the net assets of a joint venture which had been accounted for under the equity method were consolidated based upon a change in the Company's percentage ownership and managerial control.

                                                     Year Ended April 30,
                                                --------------------------------
                                                     2000              1999
                                                ---------------    -------------
                                                          (Thousands)

Revenues                                        $     27,661       $     12,346
Cost of sales                                         26,114             12,532
Other expenses - net                                     665              1,120
                                               --------------     --------------
    Total pretax income (loss)                  $        882       $     (1,306)
                                               ==============     ==============
    The Company's share of pretax income (loss) $        353       $       (220)
                                               ==============     ==============

The Company's share of pretax income (loss) includes management fees earned from unconsolidated joint ventures. Also, as discussed in Note 11, in 2000 the Company recorded reserves and write-downs related to the continuing wind-down of real estate operations in California, including approximately $2.0 million of charges related to these joint ventures. In 1999, the Company wrote-off approximately $1.0 million of goodwill related to these and other real estate projects in California, which amount was included in "Restructuring costs" in the accompanying consolidated statements of income.

  (5)    PROPERTY, PLANT AND EQUIPMENT:
         ------------------------------

Property, plant and equipment consists of:
                                                          April 30,
                                               ---------------------------------
                                                    2000               1999
                                               --------------     --------------
                                                         (Thousands)
Land, buildings and improvements               $   10,907         $   10,753
Furniture and fixtures                             11,140             12,309
Utility plant and equipment                         9,020              9,061
Other                                                 817                680
                                               --------------     --------------
                                                   31,884             32,803
Accumulated depreciation and
   amortization                                   (14,032)           (14,443)
                                               --------------     --------------
                                               $   17,852         $   18,360
                                               ==============     ==============

During 2000, the Company determined that certain property and specialized equipment utilized in its fulfillment operations would no longer be utilized due to the impending loss of a large customer in 2001. The Company recognized an impairment for long-lived assets of approximately $735,000 during 2000 based upon an estimate of the future cash flows to be generated by those assets compared to the remaining carrying value of those assets.

Depreciation charged to operations amounted to $2,230,000, $2,109,000 and $1,940,000 in 2000, 1999, and 1998, respectively.

(6)      OTHER ASSETS:
         -------------

Other assets consist of:
                                                          April 30,
                                               ---------------------------------
                                                    2000               1999
                                               --------------    ---------------
                                                         (Thousands)
Prepaid expenses and other deferred charges, net$   5,274         $    7,230
Purchased magazine distribution contracts,
  net accumulated amortization of $2,889 and
  $2,461 in 2000 and 1999, respectively             1,390              1,818
Security and other deposits                         2,492              2,445
Prepaid pension                                     2,020              1,459
Other                                                 261                929
                                               --------------    ---------------
                                               $   11,437         $   13,881
                                               ==============    ===============

Amortization  related  to  deferred  charges  and  distribution   contracts  was
$1,874,000,  $1,622,000, and $1,251,000 for the years ended April 30, 2000, 1999 and 1998, respectively.

(7)       DEBT FINANCING:
          ---------------

Debt financing consists of:
                                                          April 30,
                                               -------------------------------
                                                    2000               1999
                                               ------------       ------------
                                                         (Thousands)
Notes payable -
   Line-of-credit borrowings -
     Real estate operations and other          $    9,991         $   20,490
     Magazine circulation operations               27,713             35,873
   Mortgages and other notes                        8,686             17,560
   Other                                              521                742
                                               ------------       ------------
                                               $   46,911         $   74,665
                                               ============       ============

Maturities of principal on notes outstanding at April 30, 2000 are as follows (in thousands): 2001 - $15,599; 2002 - $28,886; 2003 - $349; 2004 - $286; 2005 -
$120; 2006 and thereafter - $1,671.

Line-of-credit borrowings
-------------------------

The Company has loan arrangements with several financial institutions to support real estate operations. These loans have a total maximum amount available of approximately $10.2 million, of which borrowings of approximately $10.0 million were outstanding as of April 30, 2000. These borrowings, which have maturities ranging from 2000 through 2002, bear interest ranging from the prime rate (9.0% at April 30, 2000) to 1.0% over prime (with a weighted average effective rate of interest of approximately 9.5% at April 30, 2000), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The Company was not in compliance with a performance covenant on one loan at April 30, 2000, for which it has received a waiver. The Chief Executive Officer of the real estate subsidiary, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which approximately $4.5 million of the total maximum amount available was obtained.

At April 30, 2000, the Company had drawn approximately $27.7 million against an additional $40.0 million line-of-credit arrangement which is generally restricted to magazine circulation operations. Borrowings under this line-of-credit agreement bear interest at the prime rate plus .5% or, at the Company's option, at LIBOR (6.19% at April 30, 2000) plus 2.75%, and are collateralized by accounts receivable arising from magazine circulation operations. This agreement also contains various financial performance and other restrictive covenants which, among other things, limit the payment of dividends, annual capital expenditures and loans from the magazine circulation subsidiary to the Company. The Company was not in compliance with a performance covenant on this loan at March 31, 2000, for which it has received a waiver.

In connection with the restructuring of its real estate operations and to facilitate the wind-down of its California operation, a subsidiary of the Company has guaranteed a $6 million line-of-credit for an unrelated entity for the ongoing development of a project in which the subsidiary had been a joint venture participant, of which $1.2 million was outstanding at April 30, 2000.

The Company anticipates the ability to renew, extend or replace any of these loan agreements as needed.

         Mortgages and other notes payable
         ---------------------------------

Mortgages and other notes payable had interest rates ranging from 6.4% to 11.5% at April 30, 2000, and are primarily collateralized by property, plant and equipment and certain land inventory. These borrowings mature through fiscal 2013.

(8)      BENEFIT PLANS:
         --------------
         Stock option plans
         ------------------

Under the Company's 1992 Stock Option Plan, 311,750 shares are reserved for issuance to officers and other key employees. Options may be granted in such amounts, at such times, and with such exercise prices as the stock option committee may determine. The Non-Employee Directors Option Plan has 38,000 shares reserved for issuance and provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant.

   A summary of activity in the Company's stock option plans is as follows:


                                                                   Year Ended April 30,
                              ------------------------------------------------------------------------------
                                            2000                         1999                        1998
                              ------------------------------- ---------------------------------- -----------
                                               Weighted                  Weighted                 Weighted
                                     Number    Average      Number        Average      Number     Average
                                      of       Exercise      of          Exercise       of        Exercise
                                     Shares      Price      Shares         Price       Shares      Price
                                    ---------- ---------  ----------     --------   ----------   ---------
Options outstanding at

  beginning of year                   43,500    $ 6.20      50,500        $ 6.18       85,500     $ 7.40


Granted                                2,500    $ 5.84       2,500        $ 7.75       42,500     $ 6.09

Expired or canceled                  (34,000)   $ 7.50      (9,500)       $ 6.50      (77,500)    $  .48
                                    ----------            ----------                ----------
Options outstanding at
  end of year                         12,000    $ 6.27      43,500        $ 6.20       50,500     $ 6.18
                                    ==========            ==========                ==========

Available for grant at
  end of year                        337,750               308,750                    303,250
                                    ===========           ==========                ==========

Options exercisable at
  end of year                          8,250                18,417                      8,000
                                    ===========           ==========                ==========

Range of exercise prices
  for options exercisable
  at end of year
                              $5.19 to $7.75            $5.19 to $7.50              $5.19 to $8.88
                              =================         ===============             ==============


Options outstanding at April 30, 2000 are exercisable over a three to four year period beginning one year from date of grant. The weighted average remaining contractual life of options outstanding at April 30, 2000, 1999, and 1998 is 3.1, 2.4 and 3.2 years, respectively. The weighted average fair value of options granted during the year was $.97 in 2000, $1.48 in 1999, and $.44 in 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999, and 2000, respectively: expected volatility of 21%, 38%, and 41%, risk-free interest rates of 5.4%, 5.5%, and 6.6%, and expected lives of 1.5, 3, and 3 years.

Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

         Savings plan
         ------------

The Company has a savings plan to which the Company makes contributions. The plan provides for standard contributions of 33.3% of eligible employees' defined contributions up to a maximum of 2% of such employees' compensation. Additional amounts may be contributed with the approval of the Company's Board of Directors. The Company's contribution to the plan amounted to approximately $254,000, $216,000 and $268,000 in 2000, 1999 and 1998, respectively.

         Retirement plan
         ---------------

The Company has a retirement plan which covers substantially all full-time employees and which provides benefits based upon a percentage of the employee's annual salary. In 1999 and 1998, the Company contributed $12,000 and $231,000, respectively, to the plan. No contribution was required in 2000. Assets are invested primarily in United States Treasury obligations, equity and debt securities and money market funds.

Net periodic pension cost for 2000, 1999 and 1998 was comprised of the following components:

                                                                   Year Ended April 30,
                                                  -------------------------------------------------------
                                                       2000                1999                1998
                                                  ---------------    ------------------    --------------
                                                                        (Thousands)
Service cost - benefits earned during the
  period                                          $          656     $          645       $          994
Interest cost on projected
  benefit obligation                                       1,611              1,617                1,717
Expected return on assets                                 (2,464)            (2,385)              (2,006)
Amortization of prior service cost                          (352)              (352)                (121)
Recognized net actuarial loss                                (24)               (12)                   -
                                                  ---------------    -----------------    ---------------

Net periodic pension cost (income)                $         (573)    $         (487)      $          584
                                                  ===============    =================    ===============

Assumptions used in determining net periodic pension cost were:

                                                                   Year Ended April 30,
                                                -----------------------------------------------------------
                                                      2000                 1999                 1998
                                                -----------------    -----------------    -----------------

Discount rates                                         7.25%                7.25%                7.25%
Rates of increase in compensation
  levels                                               4.5%                  N/A                  N/A
Expected long-term rate of return
   on assets                                           9.0%               8.0-9.0%             8.0-9.0%


The following table sets forth changes in the plans' benefit obligations and assets, and summarizes components of amounts recognized in the Company's consolidated balance sheets:

                                                          April 30,
                                               -------------------------------
                                                    2000             1999
                                               -------------    --------------
                                                         (Thousands)
Change in benefit obligations:
    Benefit obligation at beginning of year      $  23,641        $  22,471
    Service cost (excluding expense component)         485              495
    Interest cost                                    1,611            1,617
    Actuarial (gain) loss                           (2,891)             310
    Benefits paid                                   (1,409)          (1,252)
                                               -------------    --------------
    Benefit obligation at end of year            $  21,437        $  23,641
                                               =============    ==============


Change in plan assets:
    Fair value of plan assets at
      beginning of year                          $  28,068        $  27,133
    Actual return on plan assets                     2,691            2,416
    Employer contribution                                                12
    Benefits paid                                   (1,409)          (1,252)
    Expenses                                          (110)            (241)
                                               -------------    --------------
    Fair value of plan assets at end of year     $  29,240        $  28,068
                                               =============    ==============

Funded status                                   $    7,803       $    4,427
Unrecognized net actuarial (gain) loss              (2,748)             407
Unrecognized prior service cost                     (3,035)          (3,375)
                                               -------------    --------------
Prepaid pension cost                            $    2,020       $    1,459
                                               =============    ==============


(9)     INCOME TAXES:
        -------------

The provision for income taxes consists of the following:
                                               Year Ended April 30,
                                     -----------------------------------------
                                         2000          1999           1998
                                     -----------   ------------   ------------
                                                   (Thousands)
Current:
   Federal                           $    (833)    $     1,946    $    6,925
   State and local                           -             286         1,094
                                     -----------   ------------   ------------
                                          (833)          2,232         8,019
                                     -----------   ------------   ------------

Deferred:
   Federal                               1,341          (1,397)       (2,177)
   State and local                         271            (176)         (371)
                                     -----------   ------------   ------------
                                         1,612          (1,573)       (2,548)
                                     -----------   ------------   ------------
Total provision for income taxes           779             659         5,471
                                     ===========   ============   ============

The components of the net deferred income tax liability are as follows:

                                                                April 30,
                                                         -----------------------
                                                            2000          1999
                                                         ---------     ---------
                                                              (Thousands)
Deferred income tax assets-
    State tax loss carryforwards                         $ 5,022       $ 4,433
    Real estate inventory valuation                        1,037           964
    Interest payable on tax settlements                    1,614         2,229
    Real estate basis differences                            448         1,528
    Differences related to timing of partnership income    1,176         1,120
                                                         ---------     ---------
     Total deferred income tax assets                      9,297        10,274
                                                         ---------     ---------

Deferred income tax liabilities-
    Reserve for periodicals and paperbacks                  (964)       (1,329)
    Gain on partnership restructuring                       (473)         (473)
    Depreciable assets                                    (2,791)       (2,684)
    Expenses capitalized for financial reporting
      purposes, expensed for tax                          (2,003)       (2,399)
    Other                                                 (1,034)         (519)
                                                         ---------     ---------
     Total deferred income tax liabilities                (7,265)       (7,404)
                                                         ---------     ---------
     Valuation allowance for realization of state tax
       loss carryforwards                                 (4,659)       (3,885)
                                                         ---------     ---------
  Net deferred income tax liability                      $(2,627)      $(1,015)
                                                         =========     =========


The following table reconciles taxes computed at the U.S. federal statutory income tax rate to the Company's actual tax provision:

                                                      Year Ended April 30,
                                              ----------------------------------
                                                 2000        1999        1998
                                              ----------  ----------  ----------
                                                         (Thousands)
Computed tax provision at
  statutory                                   $     662   $   2,787   $   4,787
Increase (reduction) in tax resulting from:
     State income taxes, net of federal
      income tax effect                             126         491         809
     Net reduction in tax liability as a
      result of IRS settlement                        -      (2,401)          -
     Nondeductible meals and entertainment           71          90          96
     Other                                          (80)       (308)       (221)
                                              ----------  ----------  ----------
Actual tax provision                          $     779   $     659   $   5,471
                                              ==========  ==========  ==========

For many years, the Company has been involved in an ongoing process of audits of its federal tax returns by the Internal Revenue Service ("IRS") for fiscal years 1984 through 1996. In prior years, the Company has reached various agreements with the IRS for the years 1984 through 1992. During the year ended April 30, 1999, the Company recorded a tax benefit of approximately $2.4 million representing the settlement of IRS examinations for the years 1990 through 1992 at an amount less than that which the Company believed would be required. During the year ended April 30, 2000, the Company made a payment of $4.3 million of taxes and interest in connection with the interim resolution of certain matters related to the examination of the Company's tax returns for the years 1993 through 1996. These tax years remain open, however, and other matters for these years continue to be under review by the IRS. In addition, the Company paid approximately $1.5 million of interest during 2000 in final resolution of the IRS examinations of the tax returns for the years 1990 through 1992. (The payment of federal income taxes for those years was paid in full during 1999, and these tax years are no longer subject to audit). At April 30, 2000, the amount recorded as "Taxes Payable-amounts subsequently due" of approximately $6.0 million represents amounts that have been accrued in prior years to cover federal and state taxes and related interest estimated to be due upon the settlement of all open tax examinations. However, if the interim resolution for the years 1993 through 1996 with the IRS becomes final, the amount actually owed may be less than the recorded amount, and a tax benefit would be recognized at that time. The amount of the potential tax benefit is uncertain and dependent upon the ultimate resolution of other matters under review by the IRS.

(10)  SHAREHOLDERS' EQUITY:
      ---------------------

During 1999, in connection with a previously announced stock repurchase program, the Company reacquired by means of open-market purchases 143,300 shares of its common stock to be held as treasury stock at a cost of approximately $857,000. The Company also issued 15,000 shares of treasury stock during the year as compensation for certain executive consulting services, and charged the fair market value of the stock of approximately $92,000 to general and administrative expense.

In May 2000, the Board of Directors authorized a self-tender "Dutch Auction" for 725,000 of the Company's common shares at a price not to exceed $7.00 per share and not lower than $5.25 share. In June 2000, the Company accepted tenders of 587,654 shares at a cost of $7.00 per share.






(11)     RESTRUCTURING COSTS:
         --------------------

During the fourth quarter of 1999, the Company implemented a plan to wind-down its homebuilding operations, to sell all of its landholdings in Colorado and California, and to concentrate its real estate activities on developing and marketing its landholdings at Rio Rancho, New Mexico. As a result, the Company incurred restructuring-related charges of approximately $1.1 million, including severance and lease termination payments, and wrote-off unamortized goodwill and acquisition-related costs of approximately $1.0 million incurred in connection with its acquisition of certain real estate assets in California. The restructuring plan estimated that approximately 130 employees would be terminated with related severance costs of $800,000; as of April 30, 2000, the restructuring plan was substantially complete, and 125 employees had been terminated and related severance costs of approximately $860,000 had been paid.

During 2000, the Company recorded charges of approximately $3.8 million to provide for reserves and write-downs related to the continuing wind-down of real estate projects in California and Colorado, which was charged to cost of sales and other operations. In addition, in 1999 the Company wrote-off approximately $1.2 million related to deposits and other project-related inventory costs which had been abandoned or otherwise disposed of in connection with this business restructuring, which was charged to cost of sales. The Company's decision to change its real estate focus to emphasize land development operations in New Mexico and wind-down homebuilding operations is not considered to be a permanent change of strategy, and accordingly, the Company has presented the results of operations for homebuilding activities in continuing operations.


(12)     COMMITMENTS AND CONTINGENCIES:
         ------------------------------
         Revenue agent review
         --------------------

As discussed in Note 9, the IRS is in the process of reviewing the Company's tax returns for the years 1993 through 1996. While the Company cannot be totally certain of the results of these audits, it has an accrued liability of approximately $6.0 million recorded as "Taxes Payable - amounts subsequently due" which represents amounts accrued in prior years, net of payments and other adjustments for audits which have been settled, to cover taxes and related interest estimated to be due upon the settlement of all open tax examinations. If an interim resolution with the IRS for the years 1993 through 1996 as described in Note 9 becomes final, however, the amount actually owed may be less than the recorded amount, and a tax benefit would be recognized at that time. The amount of the potential tax benefit is uncertain and dependent upon the ultimate resolution of other matters under review by the IRS.

         Land sale contracts
         -------------------

In furtherance of the restructuring of real estate operations, commencing in the second half of 1999 and through 2000 the Company has sold to two national builders and several local builders approximately 1,400 lots in Rio Rancho for a total sales price of $26 million. In addition, the Company has entered into several conditional sales contracts for the sale of approximately 1,500 lots in Rio Rancho and Colorado over the next several years; however, since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts.

         Non-cancelable leases
         ---------------------

The Company is obligated under long-term non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2000, 1999 and 1998 was approximately $4,667,000, $5,477,000 and $5,195,000, respectively.

The approximate minimum rental commitments for years subsequent to April 30, 2000, are as follows (in thousands): 2001 - $2,645; 2002 - $2,250; 2003 -
$1,102; 2004 - $780; 2005 - $444; and the total future minimum rental payments - $7,221.

         Rio Rancho lot exchanges
         ------------------------

In connection with homesite sales at Rio Rancho, New Mexico, made prior to 1977, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by such utilities for a lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to the exchange of lots.

(13)     LITIGATION:
         -----------

The Company and/or its subsidiaries are involved in various claims and legal actions incident to their operations, which in the opinion of management, based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(14)     FAIR VALUE OF FINANCIAL INSTRUMENTS:
         ------------------------------------

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates changes. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables is $6.8 million, versus a carrying amount of $6.9 million, and $8.7 million versus $8.8 million, respectively, at April 30, 2000 and April 30, 1999. The estimated fair value of the Company's long-term, fixed-rate notes payable is $7.5 million versus a carrying amount of $7.6 million as of April 30, 2000 and $15.0 million versus $15.1 million as of April 30, 1999.

(15)     INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS:
         ------------------

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



The following schedules set forth summarized data relative to the industry segments (amounts in thousands):

                                          Land           Home                                   Corporate
                                          Sales        Building    Distribution   Fulfillment   and Other   Consolidated
                                        ---------      ---------   ------------   -----------   ---------   ------------
Year ended April 30, 2000:
   Revenues                             $ 34,093       $ 30,674    $   15,927     $   36,621    $  2,518    $   119,833
   Operating expenses                     25,300         34,218        15,858         35,006       4,557        114,939
   Interest expense, net                     523            241         1,558            553          71          2,946
                                        ---------      ---------   ------------   -----------   ---------   ------------
   Pretax income (loss) contribution    $  8,270       $ (3,785)   $   (1,489)    $    1,062    $ (2,110)   $     1,948
                                        =========      =========   ============   ===========   =========   ============

   Depreciation and amortization        $    361       $    860    $    1,076     $    1,585    $    222    $     4,104
   Identifiable assets                  $ 64,780       $ 26,526    $   43,157     $   16,778    $ 21,195    $   172,436
   Capital expenditures                 $    905       $      -    $      592     $    1,159    $      3    $     2,659
------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 1999:
   Revenues                             $ 37,182       $ 92,637    $   20,377     $   36,977    $  3,118    $   190,291
   Operating expenses                     25,292         91,151        19,103         35,486       4,212        175,244
   Restructuring costs                         -          2,108             -              -           -          2,108
   Interest expense, net                     619          1,394         1,954            731          45          4,743
                                        ---------      ---------   ------------   -----------   ---------   ------------
   Pretax income (loss) contribution    $ 11,271       $ (2,016)   $     (680)    $      760    $ (1,139)   $     8,196
                                        =========      =========   ============   ===========   =========   ============

   Depreciation and amortization        $    362       $  1,857    $      891     $    1,512    $    208    $     4,830
   Identifiable assets                  $ 64,814       $ 55,310    $   61,791     $   18,528    $ 17,334    $   217,777
   Capital expenditures                 $  1,043       $    679    $      168     $      970    $    445    $     3,305
------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 1998:
   Revenues                             $ 25,821       $ 80,461    $   18,322     $   38,617    $  8,147    $   171,368
   Operating expenses                     15,656         80,200        14,358         36,134       6,939        153,287
   Interest expense, net                     433          1,121         1,907            827         116          4,404
                                        ---------      ---------   ------------   -----------   ---------   ------------
   Pretax income (loss) contribution    $  9,732       $   (860)   $    2,057     $    1,656    $  1,092    $    13,677
                                        =========      =========   ============   ===========   =========   ============

   Depreciation and amortization        $    261       $    610    $      996     $    1,051    $    341    $     3,259
   Identifiable assets                  $ 75,373       $ 56,941    $   62,478     $   19,843    $ 15,133    $   229,768
   Capital expenditures                 $    102       $    396    $      204     $      540    $    756    $     1,998
------------------------------------------------------------------------------------------------------------------------



Selected Quarterly Financial Data (Unaudited):
----------------------------------------------

                                             (In thousands of dollars, except per share amounts)
                                                                  Quarter Ended
                                         ----------------------------------------------------------------
                                            July 31,       October 31,      January 31,      April 30,
                                              1999            1999             2000            2000
                                         --------------   --------------  ---------------  --------------
Revenues                                 $      42,035    $      34,313   $      21,154    $      22,331

Gross Profit                                     8,202            6,252           2,265            4,551

Net Income (Loss)                        $       1,313    $         642   $       (1,145)  $         359
                                         ==============   ==============  ===============  ==============
Earnings (Loss) Per Share -
  Basic and Diluted                      $        0.18    $        0.09   $        (0.16)  $        0.05
                                         ==============   ==============  ===============  ==============

                                                                  Quarter Ended
                                         ----------------------------------------------------------------
                                            July 31,       October 31,      January 31,       April 30,
                                              1998            1998             1999             1999
                                         --------------   --------------  ---------------  --------------
Revenues                                 $      46,223    $      35,930   $      41,787    $      66,351

Gross Profit                                    11,220            7,364           6,250           11,953

Net Income                               $       2,882    $         341   $         693    $       3,621

                                         ==============   ==============  ===============  ==============
Earnings (Loss) Per Share -
  Basic and Diluted                      $        0.39    $        0.05   $         0.09   $        0.49
                                         ==============   ==============  ===============  ==============




  Item 9.  Changes in and Disagreements with Accountants on Accounting
  -------  -----------------------------------------------------------
              and Financial Disclosure.
              -------------------------

Not Applicable.


                                    PART III
                                    --------

The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                                     PART IV
                                     -------

Item 14.                   Exhibits, Financial Statement Schedules, and
--------                   --------------------------------------------
                           Reports on Form 8-K
                           -------------------

(a)  1.  The  following   financial   statements  and  supplementary   financial
         information are filed as part of this report:

     AMREP Corporation and Subsidiaries:

       o Report of Independent Public Accountants - Arthur Andersen LLP

       o Consolidated Balance Sheets - April 30, 2000 and 1999

       o Consolidated Statements of Operations for the Three Years Ended April 30, 2000

       o Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2000

       o Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2000

       o Notes to Consolidated Financial Statements

       o Selected Quarterly Financial Data

     2. The following financial statement schedules are filed as part of this report:

     AMREP Corporation and Subsidiaries:

       o Schedule II - Valuation and Qualifying Accounts


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

(b) During the quarter ended April 30, 2000, Registrant filed no Current Report on Form 8-K.

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

Dated:  July 24, 2000                                   By /s/Mohan Vachani
                                                           ---------------------
                                                           Mohan Vachani
                                                           Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Mohan Vachani                                         /s/Nicholas G. Karabots
----------------------------------                       -----------------------
  Mohan Vachani                                             Nicholas G. Karabots
  Director, Senior Vice President,                          Director
  Principal Financial Officer and                          Dated:  July 24, 2000
  Principal Accounting Officer *
Dated:  July 24, 2000

/s/Jerome Belson                                          /s/Albert V.  Russo
----------------------------------                       -----------------------
  Jerome Belson                                              Albert V. Russo
  Director                                                   Director
Dated:  July 24, 2000                                      Dated:  July 24, 2000

/s/Edward B. Cloues II                                    /s/Samuel N. Seidman
----------------------------------                       -----------------------
  Edward B. Cloues II                                        Samuel N. Seidman
  Director                                                   Director
Dated:  July 24, 2000                                      Dated:  July 24, 2000

/s/Daniel Friedman                                        /s/James Wall
----------------------------------                       -----------------------
  Daniel Friedman                                            James Wall
  Director                                                   Director
Dated:  July 24, 2000                                      Dated:  July 24, 2000




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

                                                      Additions
                                            -----------------------------
                                               Charges       Charged
                               Balance at    (Credits) to  (Credited) to
                               Beginning      Costs and        Other                         Balance at End
Description                    of Period      Expenses       Accounts        Deductions        of Period
-----------                   -----------   -------------  --------------   ------------     --------------
APRIL 30, 2000:
 Allowance for doubtful
  accounts (included in
  receivables - real estate
  operations on the
  consolidated balance sheet)  $     255    $        106   $           -    $         -      $        361
                              -----------   -------------  --------------   ------------     --------------

 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the
  consolidated balance sheet)  $  44,357    $     41,387   $          -     $   21,116(A)    $     64,628
                              -----------   -------------  --------------   ------------     --------------

FOR THE YEAR ENDED
APRIL 30, 1999:
 Allowance for doubtful
  accounts (included in
  receivables - real estate
  operations on the
  consolidated balance sheet)  $     291    $         74   $           -    $      110(A)    $        255
                              -----------   -------------  --------------   ------------     --------------

 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the
  consolidated balance sheet)  $  51,895    $     (3,528)   $          -     $   4,010(A)    $     44,357
                              -----------   -------------  --------------   ------------     --------------




                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Page 2 of 2)
          -------------------------------------------------------------
                                   (Thousands)

                                                      Additions
                                            -----------------------------
                                               Charges       Charged
                               Balance at    (Credits) to  (Credited) to
                               Beginning      Costs and        Other                         Balance at End
Description                    of Period      Expenses       Accounts        Deductions        of Period
-----------                   -----------   -------------  --------------   ------------     --------------
FOR THE YEAR ENDED
APRIL 30, 1998:
 Allowance for doubtful
  accounts (included in
  receivables - real estate
  operations on the
  consolidated balance sheet)  $     690    $        143   $           -    $     542 (A)    $         291
                              -----------   -------------  --------------   ------------     --------------

 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the
  consolidated balance sheet) $   48,976    $      3,044   $          -     $     125 (A)    $      51,895
                              -----------   -------------  --------------   ------------     --------------



Real estate valuation
 allowance                    $    2,459    $          -   $      (1,880)   $     579 (B)    $           -
                              -----------   -------------  --------------   ------------     --------------



          NOTE:  (A) Uncollectible accounts written off.
                 (B) Allowances utilized to reduce inventory valuation.

                                  EXHIBIT INDEX
                                  -------------

(3) (a) (i)  Articles of  Incorporation,  as amended - Incorporated by reference to Exhibit (3) (a) (i) to Registrant's Annual Report on Form 10-K for the year ended April 30, 1998.

(3) (a) (ii) Certificate of Merger - Incorporated by reference to Exhibit (3)(a)
             (ii) to Registrant's Annual Report on Form 10-K for the year ended April 30, 1998.

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

(4) (b) Modification Agreement dated as of July 7 1999 to the Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc. and American National Bank and Trust Company of Chicago as Agent and all the lenders as defined therein, filed herewith.

(4) (c) Commitment Agreement dated as of February 20, 1998 between AMREP Southwest, Inc., and Residential Funding Corporation - Incorporated by reference to Exhibit 4 (b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998

(10) (a) 1992 Stock Option Plan - Incorporated by reference to Exhibit 10 (h) to Registrant's Annual Report on Form 10-K for the year ended April 30, 1997.*

(10) (b) Non-Employee Directors Option Plan, as amended - Incorporated by reference to Exhibit 10 (i) to Registrant's Annual Report on Form 10-K for the year ended April 30, 1997.*

(21)         Subsidiaries of Registrant, filed herewith.

(23)         Consent of Arthur Andersen LLP, filed herewith.

(27)         Financial Data Schedule
         _________________________________________
* Management contract or compensatory plan or arrangement in which directors or officers participate.