Form 10-Q
period 2000-07-31
AMREP CORP
filed 2000-09-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          July 31, 2000
                              ______________________________________

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

                        Yes      X       No
                            ____________    ___________

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 12, 2000 - 6,624,796.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX




PART I                                                                 PAGE NO.

Consolidated Financial Statements:

  Balance Sheets
    July 31, 2000 (Unaudited) and
    April 30, 2000 (Audited)                                              1

  Statements of Operations and Retained Earnings (Unaudited)
    Three Months Ended July 31, 2000 and 1999                             2

  Statements of Cash Flows (Unaudited)
    Three Months Ended July 31, 2000 and 1999                             3

  Notes to Consolidated Financial Statements                              4

Management's Discussion and Analysis                                     5-7

Quantitative and Qualitative Disclosures about Market Risk                7


PART II

Other Information                                                         8

Signatures                                                                9

Exhibit Index                                                            10

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        July 31, 2000 and April 30, 2000
               (Thousands, except par value and number of shares)

                                              July 31, 2000       April 30,2000
                                             ---------------     ---------------
                                               (Unaudited)          (Audited)
ASSETS

Cash and cash equivalents                    $    11,397         $    12,934

  Real estate operations                           9,160               9,108
  Magazine circulation operations                 46,076              45,366
Real estate inventory                             72,045              70,548
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $14,512 at July 31, 2000
   and $14,032 at April 30, 2000.                 17,602              17,852
Other assets                                      10,974              11,437

Excess of cost of subsidiary over net
   assets acquired                                 5,191               5,191
                                             ---------------     ---------------
                                             $   172,445         $   172,436
                                             ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                             $    13,606         $    17,783
Deposits and accrued expenses                     10,800               8,137

Notes payable:
  Amounts due within one year                     13,445              15,599
  Amounts subsequently due                        38,827              31,312
                                             ---------------     ---------------
                                                  52,272              46,911
Taxes payable:

  Amounts due (receivable) within one year          (410)             (1,002)
  Amounts subsequently due                         5,999               5,999
                                             ---------------     ---------------
                                                   5,589               4,997
Deferred income taxes                              2,666               2,627
                                             ---------------     ---------------
                                                  84,933              80,455
                                             ---------------     ---------------

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000;
    shares issued -7,399,677
    at July 31, 2000 and 7,398,677
    issued at April  30, 2000                        740                 740
     Capital contributed in excess of
         par value                                44,936              44,930
     Retained earnings                            47,044              47,258
     Treasury stock, at cost; 745,981
       shares at July 31, 2000 and 158,327
      shares at April 30, 2000                    (5,208)               (947)
                                             ---------------     ---------------
                                                  87,512              91,981
                                             ---------------     ---------------
                                             $   172,445         $   172,436
                                             ===============     ===============
                See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2000 and 1999
                      (Thousands, except per share amounts)

                                                  2000                 1999
                                             ---------------     ---------------
REVENUES

Real estate operations:
   Land sales                                $     2,771         $     8,226
   Home and condominium sales                      2,213              18,711
                                             ---------------     ---------------
                                                   4,984              26,937

Magazine circulation operations                   12,329              13,000
Interest and other operations                        897               2,098
                                             ---------------     ---------------
                                                  18,210              42,035
                                             ---------------     ---------------
COSTS AND EXPENSES

Real estate cost of sales:
   Land sales                                      1,356               5,863
   Home and condominium sales                      2,207              16,493
Operating expenses:
   Magazine circulation operations                10,206              10,466
   Real estate commissions and selling               327               1,590
   Other operations                                  549               1,011
General and administrative:
   Real estate operations and corporate              930               1,942
   Magazine circulation operations                 2,173               1,569
   Interest, net                                     818                 913
                                             ---------------     ---------------
                                                  18,566              39,847
                                             ---------------     ---------------
         Income (loss) before income taxes          (356)              2,188

PROVISION (BENEFIT ) FOR  INCOME TAXES              (142)                875
                                             ---------------     ---------------
NET INCOME (LOSS)                                   (214)              1,313

RETAINED EARNINGS, beginning of period            47,258              46,089
                                             ---------------     ---------------
RETAINED EARNINGS, end of period             $    47,044         $    47,402
                                             ===============     ===============
EARNINGS (LOSS) PER SHARE-BASIC AND DILUTED  $     (0.03)        $      0.18
                                             ===============     ===============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 6,922               7,362
                                             ===============     ===============
                See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31,2000 and 1999
                                   (Thousands)

                                                   2000                1999
                                             ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                            $      (214)        $     1,313
                                             ---------------     ---------------
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities -
   Depreciation and amortization                     754               1,158
   Non-cash credits and charges:
      Loss on disposition of fixed assets              -                  17
      Pension benefit accrual                       (185)                (35)
      Expense recorded on issuance of
       treasure stock                                  -                  92
   Changes in assets and liabilities -
      Receivables                                   (762)                684
      Real estate inventory                       (1,497)             14,979
      Other assets                                   375                (594)
      Accounts payable, deposits and
       accrued expenses                           (1,514)             (7,870)
      Taxes payable                                  592              (1,158)
      Deferred income taxes                           39                 323
                                             ---------------     ---------------
         Total adjustments                        (2,198)              7,596
                                             ---------------     ---------------
         Net cash provided (used) by
           operating activities                   (2,412)              8,909
                                             ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (231)               (220)
                                             ---------------     ---------------
         Net cash used by investing
           activities                               (231)               (220)
                                             ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                   20,960               3,520
   Principal debt payments                       (15,599)            (23,213)
 Proceeds from exercise of stock option                6                   -
 Purchase of Treasury stock                       (4,261)               (257)
                                             ---------------     ---------------
         Net cash provided (used) by
           financing activities                    1,106             (19,950)
                                             ---------------     ---------------
   Decrease in cash and cash equivalents          (1,537)            (11,261)

CASH AND CASH EQUIVALENTS,beginning of period     12,934              23,553
                                             ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period     $    11,397         $    12,292
                                             ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amounts capitalized  $     1,013         $     1,025
                                             ===============     ===============
 Income taxes paid (refunded)                $      (771)        $     1,698
                                             ===============     ===============
                See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2000 and 1999

(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2000 balance sheet amounts have been derived from the April 30, 2000 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's April 30, 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         INDUSTRY SEGMENTS:

The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three month periods ended July 31, 2000 and 1999.


                                    Land          Home                                  Corporate
                                    Sales         Building   Distribution  Fulfillment  and Other    Consolidated

THREE MONTHS:
July 2000 (Thousands):
   Revenues                        $   3,055      $  2,239   $  3,833      $  8,496      $   587      $ 18,210

   Expenses (excluding interest)       2,124         2,434      3,710         8,349        1,131        17,748
   Interest expense, net                 114            29        491           139           45           818
                                   ---------      --------   --------      ---------     --------      --------
   Pretax income (loss)
     contribution                  $     817      $   (224)  $   (368)     $      8      $  (589)     $   (356)
                                   =========      =========  =========     =========     =========     =========
   Identifiable assets             $  75,126         7,128     51,892        18,470       19,829       172,445

--------------------------------------------------------------------------------------------------------------

July 1999 (Thousands):
   Revenues                        $   8,339      $ 19,839   $  4,655      $  8,345      $   857      $ 42,035
   Expenses (excluding interest)       6,461        19,096      3,763         8,272        1,342        38,934
   Interest expense, net                 105           182        419           152           55           913
                                   ---------      --------   --------      ---------     --------      --------
   Pretax income (loss)
     contribution                  $   1,773      $    561   $    473      $    (79)     $  (540)     $  2,188
                                   =========      =========  =========     =========     =========     =========
   Identifiable assets             $  75,861        19,556     54,633        19,441       21,037       190,528

--------------------------------------------------------------------------------------------------------------
Certain  amounts in July 1999 have been  reclassified  to conform to the current year presentation.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  July 31, 2000

RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal 2001 decreased to $18.2 million from $42.0 million in the comparable period of the prior year, principally as a result of the restructuring of the Company's real estate operations, including the continuing wind-down of homebuilding activities.

Revenues from land sales for the first quarter of fiscal 2001 decreased to $2.8 million from $8.2 million in the comparable period of the prior year, primarily due to a lower volume of sales of residential lots to builders. Revenues from residential lot sales decreased to $2.4 million in the first quarter of the current year from $6.8 million in the same period last year, primarily because the prior year period included sales to other homebuilders in Colorado with an aggregate sales value of over $3.0 million made as part of the Company's restructuring plan to sell its remaining real estate assets in Colorado, whereas there were no comparable sales in the current year period. In addition, revenues from the sale of commercial and industrial land decreased to $400,000 in the first quarter of the current year from $1.5 million in the same period last year. The average gross profit percentage on land sales increased from 29% in the first quarter of fiscal 2000 to 51% in the first quarter of fiscal 2001 mainly because the prior year had included a higher percentage of sales of residential lots, including those in Colorado discussed above, which have generally been at lower gross profit percentages than the commercial and industrial land sales have historically achieved. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods.

Revenues from housing sales decreased to $2.2 million in the first quarter of fiscal 2001 from $18.7 million in the same period last year, as the Company delivered only 8 homes in the current year compared to 127 in the prior year. This decrease reflected the effects of the restructuring of the Company's real estate operations, as discussed above, and is expected to continue as homebuilding activities are completed.

Revenues from magazine circulation operations decreased to $12.3 million in the first quarter of the current year compared to $13.0 million in the comparable period of the prior year, which reflected a decrease in the distribution segment of this business. Revenues from the Newsstand Distribution Services decreased approximately $800,000 (18%) in this year's first quarter compared to the prior year, resulting from customer losses and decreased sales percentages, which was partially offset by a revenue increase of $150,000 (2%) in Fulfillment operations. Partially offsetting this revenue decrease was a decrease of $260,000 (2%) in magazines circulation operating expenses, due in part to payroll-related reductions and reduced bad debt expense.

Revenues from "Interest and other operations" decreased by $1.2 million in the first quarter of fiscal 2001 compared to the prior year due to the wind-down of ancillary operations related to homebuilding. In addition, the prior year included the recognition of management fee and equity income of approximately
$700,000 from the sale of a project in California in which the Company was a joint venture participant. Other operations expenses decreased by approximately $500,000 which was commensurate with the decrease in ancillary revenues noted above.

Real  estate  commissions  and  selling  expenses  decreased  as a result of the wind-down of homebuilding operations. Real estate and corporate general and administrative expenses also decreased due to the effects of the Company's restructuring, including the wind-down of homebuilding activities. General and administrative costs of magazine circulation operations increased by approximately $600,000, due in part to the accrual of severance and related benefits associated with the previously announced October 31, 2000 retirement of Kable's chief executive officer. Interest expense decreased moderately due to lower borrowing requirements within the real estate segments, offset in part by increased interest in the magazine circulation operations resulting from slightly higher receivable balances.

As previously reported, the Company has been involved for several years in an ongoing process of audits of its Federal tax returns by the Internal Revenue Service ("IRS") for fiscal years 1984 through 1996. The Company has previously resolved all issues and paid taxes and related interest due for the years 1984 through 1992, and reached an interim agreement and paid all amounts due on certain issues for the years 1993 through 1996. In September 2000, the IRS presented to the Company a proposal to settle all remaining federal tax matters for these years. Until a final settlement has been approved by the Company and the IRS, however, these examinations remain open. If the proposed settlement becomes final, the amount actually owed for taxes and interest would be less than the amount accrued for this liability, and a tax benefit would be recognized at that time. While the exact amount of the potential tax benefit is uncertain and requires, among other things, the approval of the final agreement by the IRS and the determination of related interest, as well as a determination of resulting state tax adjustments, it could approximate $3.5 million.

LIQUIDITY AND CAPITAL RESOURCES

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements.

Over the past eighteen months, the Company has restructured its real estate operations by winding-down homebuilding activities and selling a portion of its landholdings in Colorado, California and Oregon. During this period, both inventories and debt have been substantially reduced. At July 31, 2000, inventories amounted to $72.0 million compared to $70.5 million at April 30, 2000 and $92.1 million at April 30, 1999, while notes payable amounted to $52.3 million at July 31, 2000, $46.9 million at April 30, 2000 and $74.7 million at April 30, 1999.

In connection with a previously announced self-tender "Dutch Auction", the Company reacquired 587,654 shares of its stock to be held as treasury stock at a cost of approximately $4.3 million, including expenses, during the quarter ended July 31, 2000. The Company also announced the resumption of a program which had commenced in April 1999 to purchase up to 300,000 shares of its common stock from time to time in the open market, under which 143,300 shares had been reacquired until the program was suspended in November 1999.

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

Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk for the three-month period ended July 31, 2000. See Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 for additional information regarding quantitative and qualitative disclosures about market risk.

                                     PART II

                                Other Information


Item 6.           Exhibits and Reports on Form 8-K


 (a)              Exhibits:
                  10(a) Employment Termination and Consulting Agreement and General Release dated July 28, 2000 between the Registrant and Kable News Company, Inc. and Daniel Friedman

                  27.     Financial Data Schedule

 (b)              Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended July 31, 2000.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                            AMREP Corporation
                                                              (Registrant)



    Dated:  September 14, 2000                 By:      /s/ Mohan Vachani
                                                        Mohan Vachani
                                                        Senior Vice President,
                                                        Chief Financial Officer



    Dated:  September 14, 2000                 By:      /s/ Peter M. Pizza
                                                        Peter M. Pizza
                                                        Vice President,
                                                        Controller

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX





                  10(a) Employment Termination and Consulting Agreement and General Release dated July 28, 2000 between the Registrant and Kable News Company, Inc. and Daniel Friedman

                  27.      Financial Data Schedule