Form 10-Q
period 2000-10-31
AMREP CORP
filed 2000-12-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          October 31, 2000
                              ______________________________________

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

                        Yes      X       No
                            ____________    ___________

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 13, 2000 - 6,612,196.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX




PART I.  FINANCIAL INFORMATION                                         PAGE NO.

         Item 1.  Consolidated Financial Statements:

                  Balance Sheets
                           October 31, 2000 (Unaudited) and
                           April 30, 2000 (Audited)                       1

                  Statements of Operations and Retained Earnings
                  (Unaudited)
                           Three Months Ended October 31, 2000 and 1999   2

                  Statements of Operations and Retained Earnings
                  (Unaudited)
                           Six Months Ended October 31, 2000 and 1999     3

                  Statements of Cash Flows (Unaudited)
                           Six Months Ended October 31, 2000 and 1999     4

                  Notes to Consolidated Financial Statements              5-6

         Item 2.  Management's Discussion and Analysis                    7-9

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                       10


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                       11

         Item 4.  Submission of Matters to Vote of Security Holders       12
         Item 6.  Exhibits and Reports on Form 10-K                       12

SIGNATURES                                                                13

EXHIBIT INDEX                                                             14

                          PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (Thousands, except par value and number of shares)

                                        October 31, 2000          April 30, 2000
                                   ----------------------     ------------------
                                           (Unaudited)               (Audited)
ASSETS
Cash and cash equivalents                   $  11,825              $    12,934
Receivables, net:
   Real estate operations                       8,673                    9,108
   Magazine circulation operations             40,630                   45,366
Real estate inventory                          75,441                   70,548
Property, plant and equipment, at cost, net
        of accumulated depreciation and
        amortization of $14,870 at October 31,
        2000 and $14,032 at April 30, 2000.    17,376                   17,852
Other assets                                   10,934                   11,437
Excess of cost of subsidiary over
    net assets acquired                         5,191                    5,191
                                       --------------             --------------
                                         $    170,070           $      172,436
                                       ==============             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                         $     14,938          $        17,783
Deposits and accrued expenses                   8,669                    8,137

Notes payable:
   Amounts due within one year                 45,026                   15,599
   Amounts subsequently due                     5,137                   31,312
                                        --------------            --------------
                                               50,163                   46,911

Taxes payable:
       Amounts due (receivable) within one year  (240)                  (1,002)
       Amounts subsequently due                 5,999                    5,999
                                         -------------            --------------
                                                5,759                    4,997
Deferred income taxes                           2,705                    2,627
                                         -------------            --------------
                                               82,234                   80,455
                                         -------------            --------------
Commitments and Contingencies

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000;
    shares issued -7,399,677 at October 31,
    2000 and 7,398,677 issued at April  30,
    2000                                          740                      740
  Capital contributed in excess of par value   44,936                   44,930
  Retained earnings                            47,599                   47,258
  Treasury stock, at cost; 787,481 shares
    at October 31, 2000 and 158,327 shares
    at April 30, 2000                          (5,439)                    (947)
                                         --------------           --------------
                                               87,836                   91,981
                                         --------------           --------------
                                         $    170,070             $    172,436
                                         ==============           ==============
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2000 and 1999
                      (Thousands, except per share amounts)

                                             2000                     1999
                                     ------------------      -------------------
REVENUES

Real estate operations:
   Land sales                           $   3,112              $    12,118

   Home and condominium sales                 507                    7,890
                                     ------------------      -------------------
                                            3,619                   20,008


Magazine circulation operations            12,740                   13,863

Interest and other operations               1,032                      442
                                     ------------------      -------------------

                                           17,391                   34,313

                                     ------------------      -------------------

COSTS AND EXPENSES

Real estate cost of sales:

   Land sales                               1,165                    8,473

   Home and condominium sales               1,166                    7,885
Operating expenses:

   Magazine circulation operations          9,917                   10,732

   Real estate commissions and selling        256                    1,229

   Other operations                           577                      971
General and administrative:
   Real estate operations and corporate     1,227                    1,574

   Magazine circulation operations          1,356                    1,648

   Interest, net                              803                      731
                                     ------------------      -------------------
                                           16,467                   33,243
                                     ------------------      -------------------
         Income before income taxes           924                    1,070

PROVISION FOR  INCOME TAXES                   369                      428
                                     ------------------      -------------------
NET INCOME                                    555                      642

RETAINED EARNINGS, beginning of period     47,044                   47,402
                                     ------------------      -------------------
RETAINED EARNINGS, end of period        $  47,599               $   48,044
                                     ==================      ===================
EARNINGS PER SHARE - BASIC AND DILUTED  $    0.08               $     0.09
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          6,629                    7,297

                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2000 and 1999
                      (Thousands, except per share amounts)

                                            2000                     1999
                                     ------------------      -------------------
REVENUES

Real estate operations:
   Land sales                            $   5,883              $    20,344

   Home and condominium sales                2,720                   26,601
                                     ------------------      -------------------
                                             8,603                   46,945


Magazine circulation operations             25,069                   26,863

Interest and other operations                1,929                    2,540
                                     ------------------      -------------------

                                            35,601                   76,348
                                     ------------------      -------------------

COSTS AND EXPENSES

Real estate cost of sales:

   Land sales                                2,521                   14,336

   Home and condominium sales                3,373                   24,378
Operating expenses:

   Magazine circulation operations          20,123                   21,198

   Real estate commissions and selling         583                    2,819

   Other operations                          1,126                    1,982
General and administrative:

   Real estate operations and corporate      2,157                    3,516

   Magazine circulation operations           3,529                    3,217

   Interest, net                             1,621                    1,644
                                     ------------------      -------------------
                                            35,033                   73,090
                                     ------------------      -------------------
         Income before income taxes            568                    3,258

PROVISION FOR  INCOME TAXES                    227                    1,303
                                     ------------------      -------------------
NET INCOME                                     341                    1,955

RETAINED EARNINGS, beginning of period      47,258                   46,089
                                     ------------------      -------------------
RETAINED EARNINGS, end of period         $  47,599               $   48,044
                                     ==================      ===================
EARNINGS PER SHARE - BASIC AND DILUTED   $    0.05               $     0.27
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           6,775                    7,329

                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2000 and 1999
                                   (Thousands)
                                              2000                    1999
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                            $        341            $      1,955
                                      -----------------       ------------------
Adjustments to reconcile net income to
net cash provided (used)by operating
activities -
   Depreciation and amortization            1,536                    2,372

   Non-cash credits and charges:
      (Gain) loss on disposition of
         fixed assets                        (192)                     169
      Inventory and joint venture valuation
         adjustments and write-offs           283                    1,223
      Pension benefit accrual                (369)                    (162)

      Expense recorded on issuance
         of treasury stock                      -                       92
   Changes in assets and liabilities -
      Receivables                           5,171                    3,209
      Real estate inventory                (5,176)                  20,610
      Other real estate investments             -                      652
      Other assets                            265                   (1,091)
      Accounts payable, deposits and
        accrued expenses                   (2,313)                  (5,667)
      Taxes payable                           762                   (3,194)
      Deferred income taxes                    78                      646
                                      -----------------       ------------------
         Total adjustments                     45                   18,859
                                      -----------------       ------------------
         Net cash provided by
            operating activities              386                   20,814
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                    (1,251)                    (944)
   Proceeds from assets sold                  990                        -
                                      -----------------       ------------------
         Net cash used by
             investing activities            (261)                    (944)
                                      -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing            13,125                   11,410
   Principal debt payments                 (9,873)                 (36,385)

   Proceeds from exercise of stock option       6                        -
   Purchase of treasury stock              (4,492)                    (840)
                                      -----------------       ------------------
          Net cash used by
              financing activities         (1,234)                 (25,815)
                                      -----------------       ------------------
     cash equivalents                      (1,109)                  (5,945)

CASH AND CASH EQUIVALENTS,
     beginning of period                   12,934                   23,553
                                      -----------------       ------------------
CASH AND CASH EQUIVALENTS,
     end of period                $        11,825             $     17,608
                                      =================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid - net of
       amounts capitalized        $         1,621             $      1,737
                                      =================       ==================
     Income taxes paid (refunded) $          (771)            $      3,795
                                      =================       ==================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                  Three Months Ended October 31, 2000 and 1999

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


(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         INDUSTRY SEGMENTS:

The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three and six month periods ended October 31, 2000 and 1999.

THREE MONTH                            Land       Home Building                                     Corporate
                                      Sales                        Distribution     Fulfillment     and Other  Consolidated

 October 2000 (Thousands):
   Revenues                       $   3,588  $          530  $         3,574  $       9,166  $         533  $       17,391
   Expenses(excluding interest)       1,954           1,323            3,488          8,105            794          15,664
   Interest expense, net                 81               5              524            151             42             803
                             --------------  --------------  ---------------  -------------  -------------  ---------------
   Pretax income (loss)
     contribution                 $   1,553  $       ( 798)  $         (438)  $         910  $       (303)  $          924
                             ==============  ==============  ===============  =============  =============  ===============

---------------------------------------------------------------------------------------------------------------------------

October 1999 (Thousands):
   Revenues                       $  12,718  $       7,179   $        4,124   $       9,739  $        553   $       34,313
   Expenses(excluding intere         10,123          9,215            3,615           8,765           794           32,512
   Interest expense, net                156             22              392             143            18              731
                             --------------  --------------  --------------   -------------  -------------  --------------
   Pretax income (loss)
     contribution                 $   2,439  $      (2,058)  $          117   $         831  $       (259)  $        1,070
                             ==============   =============  ==============   =============  =============  ==============

                                      Land            Home                                         Corporate
                                      Sales        Building(a)     Distribution     Fulfillment     and Other      Consolidated
SIX MONTHS:
October 2000 (Thousands):
   Revenues                       $   6,643      $    2,769      $     7,407      $  17,662      $   1,120       $   35,601
   Expenses (excluding interest)      4,078           3,757            7,198         16,454          1,925           33,412
   Interest expense, net                195              34            1,015            290             87            1,621
                                -----------    ------------    -------------    -----------    -----------     ------------
   Pretax income (loss)
      contribution                $   2,370      $   (1,022)     $      (806)     $     918      $    (892)      $      568
                                ===========    ============    =============    ===========    ===========     ============


   Identifiable assets            $  82,068      $    5,201      $    51,892      $  14,555      $  16,354       $  170,070


----------------------------------------------------------------------------------------------------------------------------

October 1999 (Thousands):
   Revenues                       $  21,746      $   26,500      $     8,779      $  18,084      $   1,239       $   76,348
   Expenses (excluding interest)     16,722          28,133            7,378         17,037          2,176           71,446
   Interest expense, net                285             218              811            295             35            1,644
                                -----------    ------------    -------------    -----------    -----------     ------------

   Pretax income (loss)
     contribution                 $   4,739      $   (1,851)     $       590      $     752      $    (972)      $    3,258
                                ===========    ============    =============    ===========    ===========     ============

   Identifiable assets (b)        $  77,107  $       15,020  $        57,081  $      19,687  $      16,899   $      185,794


(a) Includes the effect of valuation adjustments and other write-offs on certain inventories and equity investments in joint ventures of approximately $500,000 and $1.9 million recorded in the quarters ended October 31, 2000 and 1999 respectively.
(b) Certain amounts in the 1999 grouping of Identifiable assets have been reclasssified to conform to the current year presentation.

                       AMREP CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of  Operations  for the Three and Six Months ended  October 31, 2000 and
1999

Total revenues were $17.4 million and $35.6 million for the three and six month periods ended October 31, 2000, respectively, compared to $34.3 million and $76.3 million in the comparable periods of the prior year. The reduction in revenues was principally due to the restructuring of the Company's real estate operations, including the continuing wind-down of homebuilding activities.

Revenues from land sales were $3.1 million and $5.9 million in the three and six month periods ended October 31, 2000, respectively, compared to $12.1 million and $20.3 million in the comparable periods of the prior year, resulting from decreased sales of both residential lots to homebuilders as well as commercial and industrial properties. Revenues from residential lot sales decreased to $2.9 million in the second quarter and $5.2 million in the six month period ended October 31, 2000 from $8.2 million and $15.0 million in the comparable periods of the prior year, primarily because the prior year periods included bulk lot sales to other homebuilders in Colorado with an aggregate sales value of over $5.0 million and $8.0 million, respectively, made as part of the Company's restructuring plan to sell its remaining real estate assets in Colorado, whereas there were no comparable sales in the current year periods. In addition, revenues from the sale of commercial and industrial land were $200,000 and $600,000 in the three and six month periods ended October 31, 2000, respectively, compared to $3.9 million and $5.4 million in the comparable periods last year. The average gross profit percentage on land sales increased from 30% in both the second quarter and six month periods of fiscal 2000 to 63% in the second quarter and 57% in the six month period of fiscal 2001, mainly because the prior year included a higher percentage of sales of residential lots, including those bulk lot sales in Colorado discussed above, which was generally at lower gross profit percentages than commercial and industrial land sales have historically achieved. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Revenues from housing sales decreased to $500,000 and $2.7 million in the three and six month periods of fiscal 2001, respectively, from $7.9 million and $26.6 million in the same periods of the prior year, which decrease reflected the effects of the restructuring of the Company's real estate operations, as discussed above, and is expected to continue as the Company's remaining homebuilding activities are completed. In addition, the second quarter results included charges of approximately $500,000 in fiscal 2001 and $1.9 million in fiscal 2000 for valuation adjustments and other reserves associated with the wind-down of certain real estate projects outside of the Company's core market in Rio Rancho, New Mexico. There was no other significant effect on net income resulting from the withdrawal from homebuilding between these periods, however, as the decline in homebuilding gross profits in the first half of fiscal 2001 was substantially offset by a comparable decrease in homebuilding-related commissions and selling and general and administrative expenses.

Revenues from magazine circulation operations decreased to $12.7 million and $25.1 million in the three and six month periods of the current year, respectively, compared to $13.9 million and $26.9 million in the comparable periods of the prior year, primarily due to a decrease in the magazine distribution segment of Kable News Company. Revenues from Newsstand Distribution Services decreased approximately 13% in this years second quarter and 16% for the six month period compared to last year, primarily due to customer losses and decreased sales for existing customers. Revenues from Fulfillment Services also decreased by 6% and 2% in the three and six month periods of fiscal 2001, respectively, compared to the prior year, primarily as a result of the loss of sweepstakes processing business for one customer, which was partly offset by increased revenues from core fulfillment and other services. Also partially offsetting this revenue decrease was a decrease in magazines circulation operating expenses of 8% in the second quarter and 5% in the six month period, due in part to payroll-related reductions and reduced bad debt expense.

Revenues from "Interest and other operations" increased in the second quarter of fiscal 2001 compared to last year which included the effects of certain valuation adjustments and write-offs associated with equity investments in joint ventures, but decreased for the six month period due to the wind-down of ancillary operations related to homebuilding. Other operations expenses decreased in both the three and six month periods commensurate with the decrease in ancillary revenues noted above.

Real estate commissions and selling expenses decreased in both the three and six month periods as a result of the wind-down of homebuilding operations and lower land sales. Real estate and corporate general and administrative expenses also decreased in both periods due to the effects of the Company's restructuring, including the wind-down of homebuilding activities. General and administrative costs of magazine circulation operations in the second quarter of fiscal 2001 were comparable to the prior year, and increased for the six month period as a result of an increase in certain insurance costs. Interest expense increased moderately in the second quarter and is comparable for the six month period of fiscal 2001 compared to the same periods of fiscal 2000, generally due to lower borrowing requirements within the real estate segments, offset in part by increased interest in the magazine circulation operations resulting from slightly higher receivable balances and interest rates.

As previously reported, the Company has been involved for several years in ongoing audits of its Federal tax returns by the Internal Revenue Service ("IRS") for fiscal years 1984 through 1996. The Company has previously resolved all issues and paid taxes and related interest due for the years 1984 through 1992, and reached an interim agreement and paid all amounts due on certain issues for the years 1993 through 1996. In September 2000, the IRS presented to the Company a proposal to settle all remaining federal tax matters for these years. Until a final settlement has been approved by the Company and the IRS, however, these examinations remain open. If the proposed settlement becomes final, the amount actually owed for taxes and interest would be less than the amount accrued for this liability, and a tax benefit would be recognized at that time. While the exact amount of the potential tax benefit is uncertain and requires, among other things, the approval of the final agreement by the IRS and the determination of related interest, as well as a determination of resulting state tax adjustments, it could approximate $3.5 million.

Liquidity and Capital Resources

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements.

Over the past twenty-one months, the Company has restructured its real estate operations by winding-down homebuilding activities and selling a portion of its landholdings in Colorado, California and Oregon. At October 31, 2000, inventories increased to $75.4 million compared to $70.5 million at April 30, 2000 as a result of additional development of land in Rio Rancho, while notes payable increased to $50.2 million at October 31, 2000 compared to $46.9 million at April 30, 2000 due to increased borrowings in the magazine circulation operations. At October 31, 2000, the Company was not in compliance with a financial covenant of the $40 million credit arrangement for its magazine circulation operations, under which $31.8 million was outstanding. A waiver has been granted. This line of credit arrangement expires in September 2001. Accordingly, the amount outstanding has been classified as "Amount due within one year". The Company has been in negotiations with the lenders for an extension of the arrangement, however, no agreement has yet been reached.

In connection with a previously announced self-tender "Dutch Auction," the Company reacquired 587,654 shares of its stock to be held as treasury stock at a cost of approximately $4.3 million, including expenses, during the quarter ended July 31, 2000. The Company also reacquired an additional 41,500 shares of its common stock from time to time in the open market at an approximate cost of $230,000 under a previously announced program.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk for the three-month period ended October 31, 2000. See Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 for additional information regarding quantitative and qualitative disclosures about market risk.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

A civil action entitled United Magazine Company, Inc. et al. v. Murdoch Magazines Distribution, Inc., el al was commenced in the United States District Court for the Southern District of New York in May, 2000 by United Magazine Company and five affiliated companies ("Unimag" or "plaintiffs"). The plaintiffs were for many years in the business of wholesale distribution of magazines and other periodicals in Ohio, Michigan and parts of other states, with alleged annual sales in 1998 of $324 million. They originally sued Murdoch Magazines Distribution, Inc., a national distributor of magazines and other periodicals ("Murdoch"), and Chas. Levy Circulating Co., a large wholesaler ("Levy"), complaining that Murdoch and Levy destroyed Unimag's business through various improper acts.

Murdoch moved to dismiss the complaint. In response, on August 31, 2000, Unimag filed an Amended Complaint correcting to some extent certain deficiencies in the original Complaint and adding as defendants the other national distributors including Kable News Company, Inc., ("Kable"), a wholly-owned subsidiary of the Registrant. The Amended Complaint contains 15 causes of action, some of which are solely against Murdoch or Levy. The main allegation of the Amended Complaint is that the defendants destroyed plaintiff's business through violations of the antitrust laws, breaches of contracts and other improper acts.

Plaintiffs allege that for many years wholesalers occupied exclusive territories pursuant to agreements with the national distributors, and that the right of exclusivity was enforced by the national distributors through their control of allotments of national publications containing local content and local advertising and their refusal to increase allotments to wholesalers who sought to invade the territories of other wholesalers. Plaintiffs further allege that commencing in 1995, the national distributors began permitting some wholesalers to supply magazines to major retails chains without regard to geographic location, in breach of the alleged exclusivity agreements. Plaintiffs also allege that the national distributors sold magazines to defendant Chas. Levy at prices lower than those charged to plaintiffs, placing plaintiffs at a competitive disadvantage. They seek damages in the amount of $275 million, trebled, plus pre-judgment interest and attorneys' fees. The action is in the preliminary stage but Kable believes that there are substantial defenses available to it, and these will be vigorously pursued.

Item 4.  Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders was held on September 20, 2000.

At the meeting, Edward B. Cloues II and James Wall were elected as directors. Shareholders cast votes for the election as follows:
                 Nominee                                "For"       "Withheld"

        Edward B. Cloues II                           5,953,235       296,150
        James Wall                                    5,953,238       296,147

The terms of office as directors of Jerome Belson, Daniel Friedman*, Nicholas G. Karabots, Albert V. Russo, Samuel Seidman and Mohan Vachani continued.
___________
*Mr. Friedman resigned effective October 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:
     4(a) Second Modification Agreement dated as of June 29, 2000 to the Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc. and American National Bank and Trust Company of Chicago as Agent to all Lenders defined herein.

     27.      Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 2000.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      AMREP Corporation
                                                        (Registrant)



  Dated:  December 15, 2000                      By:     /s/ Mohan Vachani
                                                         Mohan Vachani
                                                         Senior Vice President,
                                                         Chief Financial Officer



   Dated:  December 15, 2000                     By:     /s/ Peter M. Pizza
                                                         Peter M. Pizza
                                                         Vice President,
                                                         Controller

                       AMREP CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX



                4(a) Second Modification Agreement dated as of June 29, 2000 to the Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc. and American National Bank and Trust Company of Chicago as Agent to all Lenders defined herein.



                 27.      Financial Data Schedule