Form 10-Q
period 2001-01-31
AMREP CORP
filed 2001-03-19
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended January 31, 2001
      --------------------------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File Number 1-4702

                                AMREP Corporation
--------------------------------------------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.
                              Yes X No ___________

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 15, 2001 - 6,573,586.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX




PART I.  FINANCIAL INFORMATION                                         PAGE NO.

         Item 1.  Consolidated Financial Statements:

                  Balance Sheets
                           January 31, 2001 (Unaudited) and
                           April 30, 2000 (Audited)                        1

                  Statements of Operations and Retained Earnings
                  (Unaudited)
                           Three Months Ended January 31, 2001 and 2000    2

                  Statements of Operations and Retained Earnings
                  (Unaudited)
                           Nine Months Ended January 31, 2001 and 2000     3

                  Statements of Cash Flows (Unaudited)
                           Nine Months Ended January 31, 2001 and 2000     4

                  Notes to Consolidated Financial Statements               5-6

         Item 2.  Management's Discussion and Analysis                     7-10

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                        10


PART II.  OTHER INFORMATION

         Item 4.  Other Information                                        11

         Item 5.  Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                 12

EXHIBIT INDEX                                                              13

                          PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (Thousands, except par value and number of shares)

                                      January 31, 2001          April 30, 2000
                                   ----------------------     ------------------
                                        (Unaudited)               (Audited)
ASSETS
                                         $  8,735             $     12,934
Cash and cash equivalents
Receivables, net:
   Real estate operations                   8,570                    9,108
   Magazine circulation operations         35,882                   45,366
Real estate inventory                      74,719                   70,548
Property, plant and equipment, at cost,
        net of accumulated depreciation
        and amortization of $15,233 at
        January 31, 2001 and $14,032
        at April 30, 2000.                 17,012                   17,852
Other assets                               10,340                   11,437
Excess of cost of subsidiary over
        net assets acquired                 5,191                    5,191
                                   ----------------------     ------------------
                                     $    160,449           $      172,436
                                   ======================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                     $      16,312          $        17,783
Deposits and accrued expenses                7,521                    8,137

Notes payable:
   Amounts due within one year              38,915                   15,599
   Amounts subsequently due                  5,126                   31,312
                                   ----------------------     ------------------
                                            44,041                   46,911
Taxes payable:

       Amounts due (receivable)
          within one year                    1,659                   (1,002)
       Amounts subsequently due                  -                    5,999
                                   ----------------------     ------------------
                                             1,659                    4,997
Deferred income taxes                        2,027                    2,627
                                   ----------------------     ------------------
                                            71,560                   80,455
                                   ----------------------     ------------------
Commitments and Contingencies

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000;
    shares issued - 7,399,677 at
    January 31, 2001 and 7,398,677
    issued at April  30, 2000                  740                      740
   Capital contributed in excess
    of par value                            44,935                   44,930
     Retained earnings                      48,923                   47,258
   Treasury stock, at cost; 826,091 shares
     at January 31, 2001 and 158,327 shares
     at April 30, 2000                      (5,709)                    (947)
                                   ----------------------     ------------------
                                            88,870                   91,981
                                   ----------------------     ------------------
                                      $    160,449           $      172,436
                                   ======================     ==================

                     See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2001 and 2000
                      (Thousands, except per share amounts)

                                             2001                     2000
                                     ------------------      -------------------
REVENUES

Real estate operations:
   Land sales                           $   2,921                $    4,465

   Home and condominium sales                 466                     1,866
                                     ------------------      -------------------
                                            3,387                     6,331

Magazine circulation operations            11,786                    13,451

Interest and other operations                 858                     1,372
                                     ------------------      -------------------

                                           16,031                    21,154
                                     ------------------      -------------------

COSTS AND EXPENSES

Real estate cost of sales:

   Land sales                               1,976                     3,237

   Home and condominium sales               1,208                     2,408
Operating expenses:

   Magazine circulation operations         11,830                    11,512

   Real estate commissions and selling        270                       348

   Other operations                         1,045                     1,732
General and administrative:

   Real estate operations and corporate       965                     1,438

   Magazine circulation operations          1,674                     1,700

   Interest, net                              686                       688
                                     ------------------      -------------------
                                           19,654                    23,063
                                     ------------------      -------------------
         Loss before income taxes          (3,623)                   (1,909)

BENEFIT FOR INCOME TAXES                   (4,949)                     (764)
                                     ------------------      -------------------
NET INCOME  (LOSS)                          1,326                    (1,145)

RETAINED EARNINGS, beginning of period     47,597                    48,044
                                     ------------------      -------------------
RETAINED EARNINGS, end of period     $     48,923                $   46,899
                                     ==================      ===================
EARNINGS (LOSS) PER SHARE -
  BASIC AND DILUTED                  $       0.20                $    (0.16)
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          6,600                     7,240
                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2001 and 2000
                      (Thousands, except per share amounts)

                                            2001                     2000
                                     ------------------      -------------------
REVENUES

Real estate operations:
   Land sales                        $      8,804              $    24,809

   Home and condominium sales               3,186                   28,467
                                     ------------------      -------------------
                                           11,990                   53,276

Magazine circulation operations            36,855                   40,314

Interest and other operations               2,787                    3,912
                                     ------------------      -------------------
                                           51,632                   97,502
                                     ------------------      -------------------

COSTS AND EXPENSES

Real estate cost of sales:

   Land sales                               4,501                   17,580

   Home and condominium sales               4,581                   26,779
Operating expenses:

   Magazine circulation operations         31,953                   32,710
   Real estate commissions and selling        853                    3,167

   Other operations                         2,171                    3,714
General and administrative:

   Real estate operations and corporate     3,122                    4,954

   Magazine circulation operations          5,203                    4,917

   Interest, net                            2,307                    2,332
                                     ------------------      -------------------
                                           54,691                   96,153
                                     ------------------      -------------------
         (Loss) income before
            income taxes                   (3,059)                   1,349

(BENEFIT) PROVISION FOR INCOME TAXES       (4,724)                     539
                                     ------------------      -------------------
NET INCOME                                  1,665                      810

RETAINED EARNINGS, beginning of period     47,258                   46,089
                                     ------------------      -------------------
RETAINED EARNINGS, end of period        $  48,923               $   46,899
                                     ==================      ===================
EARNINGS PER SHARE - BASIC AND DILUTED  $    0.25               $     0.11
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          6,717                    7,300
                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2001 and 2000
                                   (Thousands)
                                             2001                    2000
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                            $      1,665            $          810
                                      -----------------       ------------------
Adjustments to reconcile net income
to net cash provided by operating
activities -
   Depreciation and amortization             2,287                   3,233
   Non-cash credits and charges:
      (Gain) loss on disposition
       of fixed assets                        (192)                    194
      Inventory and joint venture valuation
       adjustments and other charges         1,672                   2,604
      Bad debt expense                       2,107                   1,268
      Pension benefit accrual                 (489)                   (343)
      Expense recorded on issuance
        of treasury stock                        -                      92
   Changes in assets and liabilities -
      Receivables                            7,915                   9,792
      Real estate inventory                 (5,343)                 19,373
      Other real estate investments              -                   1,440
      Other assets                             680                    (339)
      Accounts payable, deposits and
        accrued expenses                    (2,087)                (12,137)
      Taxes payable                         (3,338)                 (9,046)
      Deferred income taxes                   (600)                  1,111
                                      -----------------       ------------------
         Total adjustments                   2,612                  17,242
                                      -----------------       ------------------
         Net cash provided by
           operating activities              4,277                  18,052
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                     (1,837)                 (1,771)
   Proceeds from sale of fixed assets          988                     -
                                      -----------------       ------------------
         Net cash used by
           investing activities               (849)                   (944)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing             16,990                  17,043
   Principal debt payments                 (19,860)                (42,206)
   Proceeds from exercise of stock option        5                     -
   Purchase of treasury stock               (4,762)                   (857)
                                      -----------------       ------------------
         Net cash used by
             financing activities           (7,627)                (29,020)
                                      -----------------       ------------------
   Decrease in cash and
      cash equivalents                      (4,199)                (12,739)

CASH AND CASH EQUIVALENTS,
      beginning of period                   12,934                  23,553
                                      -----------------       ------------------
CASH AND CASH EQUIVALENTS,
      end of period                $         8,735            $     10,814
                                      =================       ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net
      of amounts capitalized       $         1,621            $      2,431
                                      =================       ==================
   Income taxes (refunded) paid    $          (771)           $      8,364
                                      =================       ==================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                  Three Months Ended January 31, 2001 and 2000

(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2000 balance sheet amounts have been derived from the April 30, 2000 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for consolidated financial statements, it is suggested that they be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's April 30, 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


(2)  INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
      INDUSTRY SEGMENTS:

The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three and nine month periods ended January 31, 2001 and 2000.

THREE MONTH                            Land       Home Building       Distri-                       Corporate
                                      Sales            (a)          bution (b)      Fulfillment     and Other      Consolidated

 January 2001 (Thousands):
   Revenues                       $   3,275        $    569       $   3,146         $   8,640       $   401        $   16,031
   Expenses(excluding interest)       2,731           1,424           5,504             8,000         1,309            18,968
   Interest expense, net                123               8             412               101            42               686
   Pretax income (loss)            ________        ________       _________        __________       _________      __________
     contribution
                                  $     421        $  ( 863)      $  (2,770)        $     539       $  (950)       $   (3,623)
                                   ========        ========       =========        ==========       =========      ==========


January 2000 (Thousands):
   Revenues                       $   4,350        $  2,586       $   3,898         $   9,553      $    767        $   21,154
   Expenses(excluding interest)       4,026           3,689           4,214             8,998         1,448            22,375
   Interest expense, net                167               7             367               131            16               688
                                  _________        ________       _________         _________      _________       __________
     contribution                 $     157        $ (1,110)      $    (683)        $     424      $   (697)       $   (1,909)
                                  =========        ========       ==========        =========      =========       ===========



                                     Land       Home Building       Distri-                       Corporate
                                      Sales            (a)          bution (b)      Fulfillment     and Other      Consolidated


NINE MONTHS:
January 2001 (Thousands):
   Revenues                        $   9,918       $   3,338       $   10,553       $   26,302      $   1,521        $   51,632
   Expenses (excluding interest)       6,813           5,181           12,702           24,454          3,234            52,384
   Interest expense, net                 318              42            1,427              391            129             2,307
                                    ________       _________       __________       __________      _________        __________
   Pretax income (loss)
     contribution                  $   2,787       $  (1,885)      $   (3,576)      $    1,457      $  (1,842)       $   (3,059)
                                    ========       =========       ==========       ==========      =========        ==========
   Identifiable assets             $  83,871       $   3,273       $   40,674       $   18,230      $  14,401        $  160,449

_________________________________________________________________________________________________________________________________

January 2000 (Thousands):
   Revenues                       $   26,096       $  29,086       $   12,677       $   27,637      $   2,006       $    97,502
   Expenses (excluding interest)      20,748          31,822           11,592           26,035          3,624            93,821
   Interest expense, net                 452             225            1,178              426             51             2,332
                                  __________       _________       __________       __________      _________       ___________
   Pretax income (loss)
     contribution                 $    4,896       $  (2,961)      $      (93)      $    1,176      $  (1,669)      $     1,349
                                  ===========    ============    =============      ===========    ===========     =============

   Identifiable assets            $   76,569       $   9,846       $   48,356       $   18,958      $  15,858       $   169,587


(a)  Includes  the  effect  of  valuation   adjustments  and  other  charges  of
approximately $1.4 million and $1.9 million recorded in the three and nine month periods ended January 31, 2001, respectively,  compared to $1.6 million and $3.4 million in the corresponding periods of the prior year.

(b) Includes the effect of provisions for bad debt expense of approximately $1.9 million and $2.1 million recorded in the three and nine month periods ended
January 31, 2001, respectively, compared to $.8 million and $1.3 million in the corresponding periods of the prior year.



( 3)  DEBT FINANCING

At January 31, 2001, Kable News Company was not in compliance with a financial covenant of the $40 million credit arrangement for its magazine circulation operations, which expires September 15, 2001. Approximately $25.3 million was outstanding under this line of credit at January 31, 2001 and approximately $23.3 million at March 16, 2001. The Company has guaranteed Kable's repayment obligation under this arrangement. The lenders have granted a waiver through May 1, 2001 for this event of non-compliance and Kable has agreed to several changes in the loan arrangement, the most significant of which is a reduction of the loan commitment amount from $40 million to $30 million. Management believes that this reduced commitment amount is sufficient for current operating requirements. Kable has advised its lenders that it does not expect to be in compliance with this covenant at May 1, 2001, and it intends to seek a further extension of the waiver beyond that date, but there can be no assurance that such an extension will be granted.

                       AMREP CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months ended January 31, 2001 and 2000

Total revenues were $16.0 million and $51.6 million for the three and nine month periods ended January 31, 2001, respectively, compared to $21.2 million and $97.5 million in the comparable periods of the prior year. As previously reported, the reduction in revenues in fiscal 2001 was partly due to the restructuring of the Company's real estate operations, including the continuing wind-down of homebuilding operations.

Revenues from land sales were $2.9 million and $8.8 million in the three and nine month periods ended January 31, 2001, respectively, compared to $4.5 million and $24.8 million in the comparable periods of the prior year, as a result of decreased sales of residential lots to homebuilders and of commercial and industrial properties. Revenues from residential lot sales decreased to $2.5 million in the third quarter and $7.8 million in the nine month period ended January 31, 2001 from $3.3 million and $18.3 million in the comparable periods of the prior year, primarily because the prior year periods included several bulk lot sales to other homebuilders made as part of the Company's real estate restructuring plan, whereas there were no comparable sales of large tracts of land in the current year periods. In addition, revenues from the sale of commercial and industrial land were $400,000 and $1.0 million in the three and nine month periods ended January 31, 2001, respectively, compared to $1.2 million and $6.5 million in the comparable periods last year. The average gross profit percentage on land sales increased from 31% in both the third quarter and nine month periods of fiscal 2000 to 45% in the third quarter and 54% in the nine month period of fiscal 2001, mainly because the prior year included a higher percentage of sales of residential lots, including the bulk lot sales discussed above, which were generally at lower gross profit percentages than commercial and industrial land sales have historically achieved. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Revenues from housing sales decreased to $500,000 and $3.2 million in the third quarter and first nine months of fiscal 2001, respectively, from $1.9 million and $28.5 million in the same periods of the prior year, which principally reflected the effects of the restructuring of the Company's real estate operations discussed above. The Company delivered 2 and 11 homes in the third quarter and first nine months of fiscal 2001, respectively, compared to 11 and 186 homes in the same periods of fiscal 2000. At January 31, 2001, 9 homes remained to be sold, of which 6 were under contract. In addition, the third quarter and first nine month results included charges for valuation adjustments and other reserves primarily associated with the wind-down of certain real estate projects outside of the Company's core market in Rio Rancho, New Mexico of approximately $1.4 million and $1.9 million, respectively, in fiscal 2001 compared to $1.6 million and $3.4 million in the comparable periods of the prior year. There was no other significant effect on net income resulting from the withdrawal from homebuilding between these periods, however, as the decline in homebuilding revenues and related gross profits in fiscal 2001 was substantially offset by a comparable decrease in homebuilding-related commissions, selling and general and administrative expenses.

Revenues from Kable News Company's magazine circulation operations decreased to approximately $11.8 million and $36.9 million in the three and nine month periods ended January 31, 2001, respectively, as compared to $13.5 million and $40.3 million in the same periods last year, primarily due to a decrease in the magazine distribution segment. Revenues from Newsstand Distribution Services decreased approximately 19% in this year's third quarter and 17% for the nine month period compared to last year, primarily due to customer losses and decreased sales for existing customers, which reflected the continuation of adverse business conditions and the economic deterioration within the wholesaler and publisher ranks. Industry sales decreased approximately 7% in the 12 month period ended December 2000, and certain publishers, including clients of Kable, have either vacated Newsstand distribution or discontinued the production of a number of their titles, thus adversely affecting overall sales. In addition, revenues from Fulfillment Services decreased by 10% and 5% in the third quarter and first nine months of fiscal 2001, respectively, compared to the prior year, primarily as a result of the loss of sweepstakes processing business for one customer, which was partly offset by increased revenues from core fulfillment and other services. Also partly offsetting these revenue decreases was a corresponding decrease in magazine circulation operating expenses which, exclusive of bad debt expenses, decreased by 7% and 5% in the third quarter and first nine months of fiscal 2001, respectively. However, because of the adverse industry conditions discussed above in Newsstand Distribution Services, Kable was required to provide for additional reserves for bad debt expense in fiscal 2001, and as a result, bad debt expense increased from $800,000 and $1.3 million in the third quarter and first nine months of fiscal 2000, respectively, to $1.9 million and $2.1 million in the corresponding periods of the current year.

Real estate commissions and selling expenses decreased in both the third quarter and first nine months of fiscal 2001 as a result of the wind-down of homebuilding operations and reduced land sales. Real estate and corporate general and administrative expenses also decreased in both periods of the current fiscal year due to the effects of the Company's restructuring, including the wind-down of homebuilding activities. General and administrative costs of magazine circulation operations were comparable to the prior year total in the third quarter of fiscal 2001, and increased moderately for the nine month period as a result of an increase in certain insurance costs. Interest expense was comparable to the same periods of fiscal 2000, as the effects of reduced borrowings were generally offset by higher interest rates.

During the quarter ended January 31, 2001, the Company received final notification from the Internal Revenue Service ("IRS") of the amount due with respect to certain outstanding tax issues related to IRS audits of the Company's 1993 and 1994 tax returns. On March 2, 2001, the Company made a payment of approximately $700,000 for all federal taxes and interest related to this matter, which is less than the amount which the Company had previously accrued on account thereof. As a result, the Company recognized a tax benefit of $3.5 million in the quarter ended January 31, 2001. In addition, the Company has reclassified the remaining liability balance of "Taxes payable-Amounts subsequently due", which principally represents an estimate of additional state taxes and interest due resulting from adjustments on IRS audits, to "Taxes payable-Amounts due within one year".

LIQUIDITY AND CAPITAL RESOURCES

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements.

During the past two years, the Company has restructured its real estate operations by winding-down homebuilding activities and selling a portion of its landholdings in Colorado, California and Oregon. At January 31, 2001, inventories had increased to $74.7 million compared to $70.5 million at April 30, 2000 as a result of additional development of land in Rio Rancho, while notes payable had decreased to $44.0 million at January 31, 2001 compared to $46.9 million at April, 30, 2000, principally due to decreased borrowing in the magazine circulation operations.

At January 31, 2001, Kable News Company was not in compliance with a financial covenant of the $40 million credit arrangement for its magazine circulation operations, which expires September 15, 2001. Approximately $25.2 million was outstanding under this line of credit at January 31, 2001 and approximately $23.3 million at March 16, 2001. The Company has guaranteed Kable's repayment obligation under this arrangement. The lenders have granted a waiver through May 1, 2001 for this event of non-compliance and Kable has agreed to several changes in the loan arrangement, the most significant of which is a reduction of the loan commitment amount from $40 million to $30 million. Management believes that this reduced commitment amount is sufficient for current operating requirements. Kable has advised its lenders that it does not expect to be in compliance with this covenant at May 1, 2001, and it intends to seek a further extension of the waiver beyond that date, but there can be no assurance that such an extension will be granted. In addition, Kable has been informed that participants representing approximately 50% of the committed credit have advised the lead bank that they do not wish to participate in an extension of the arrangement beyond September 15, 2001. The Company has initiated negotiations with the lead bank for an extension and modification of the existing arrangement, and is also in discussions with another potential lender; however, no agreements have been reached at this time and there are no assurances that the Company will be able to renegotiate or extend the terms of the credit agreement or find a replacement lender.

During the quarter ended January 31, 2001, the Company reacquired 38,610 shares of stock in connection with a severance agreement with a former officer of the Company at a cost of approximately $270,000. In the first two quarters of fiscal 2001, the Company reacquired approximately 629,000 shares of its stock at a cost of approximately $4.5 million.

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




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk for the three-month period ended January 31, 2001. See Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 for additional information regarding quantitative and qualitative disclosures about market risk.

                           PART II. OTHER INFORMATION

Item 4.    Other Information

The joint venture to conduct a periodicals supply business for a retail periodical sales store chain referred to as a pending transaction in Part I,
Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 has been established. Exhibit 99(a) to this Quarterly Report is the press release issued by the Registrant's subsidiary, Kable News Company, Inc., announcing the venture.



Item 5.    Exhibits and Reports on Form 8-K


(a)  Exhibits:
     4(a) Third Modification Agreement dated as of December 15, 2000 to the
     Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc. and American National Bank and Trust Company of Chicago as Agent to all Lenders defined herein.

     10(a) Employment Termination and Consulting Agreement and General Release dated January 17, 2001 between the Registrant and Mohan Vachani.

     99 (a) Press release dated February 8, 2001.

     27. Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 2001.
                                       11

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMREP Corporation
                                            (Registrant)



          Dated:  March 19, 2001            By:      /s/ Mohan Vachani
                                                     Mohan Vachani
                                                     Senior Vice President,
                                                     Chief Financial Officer



          Dated:  March 19, 2001            By:      /s/ Peter M. Pizza
                                                     Peter M. Pizza
                                                     Vice President,
                                                     Controller

                       AMREP CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX



          4 (a) Third Modification Agreement dated as of December 15, 2000 to the Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc. and American National Bank and Trust Company of Chicago, as Agent and the Lenders, as defined therein.


          10 (a) Employment  Termination  and  Consulting  Agreement and General
             Release dated January 17, 2001 between the Registrant and Mohan Vachani.

          99 (a) Press release dated February 8, 2001.

          27. Financial Data Schedule