Form 10-K
period 2001-04-30
AMREP CORP
filed 2001-07-30
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     April 30, 2001  Commission File Number 1-4702
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

Aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the last sales price of such Common Stock on July 26, 2001, on the New York Stock Exchange Composite Tape - $14,646,586.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 26, 2001 - 6,573,586.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 2001 Annual Meeting - Part III.

                                     PART I
                                     ------
Item 1.          Business
-------          --------            GENERAL

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


                             REAL ESTATE OPERATIONS

Recent Developments

For many years, the Company was both a real estate developer and a builder of single-family homes, originally in Rio Rancho, New Mexico and more recently in the Denver, Colorado, Sacramento, California and Portland, Oregon metro areas. In the early 1960s, the Company established the community that now is the City of Rio Rancho, New Mexico, and until 1999 was the predominant builder of housing there. Rio Rancho, which adjoins Albuquerque, now has a population of over 50,000. The Company entered the Denver market in 1993, and in 1997 it purchased the assets of a land developer and homebuilder with operations in the Sacramento and Portland markets. However, two years ago the Company decided to (i) cease all homebuilding operations and (ii) sell its landholdings in California, Colorado and Oregon. It now is out of the homebuilding business and, as noted below, has sold, entered into agreements of sale or is offering for sale all of its landholdings outside of New Mexico.


Land Development Operations

Prior to fiscal 1999, the Company developed both residential and commercial sites at Rio Rancho and from time to time bought acreage in Colorado, California and Oregon for its own homebuilding operations and to develop for sale to other builders. As discussed above, the Company currently is performing development work only at Rio Rancho.

Rio Rancho (including the City) consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,700 acres have been platted into approximately 112,100 homesite and commercial lots and 16,300 acres are dedicated to community facilities, roads and drainage with the remainder consisting of unplatted land. At April 30, 2001, a total of approximately 82,100 of the lots had been sold. The Company currently owns approximately 22,000 acres in Rio Rancho, of which approximately 7,000 acres are in contiguous blocks suitable for development. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or which may be sold individually or in small groups.



-----------------
* As used herein, "Company" includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

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

The commercial areas in Rio Rancho presently include more than 500 businesses and professional offices, as well as 15 shopping centers with approximately 1.25 million square feet of retail space and office space, including a 55,000 square foot office building owned by the Company. The industrial areas have approximately 80 buildings with over 3.2 million square feet, including a manufacturing facility containing approximately 2.1 million square feet which is owned and occupied by Intel Corporation. Intel, Rio Rancho's largest employer, has recently started construction on a 1 million square foot expansion of its plant which is expected to create 2,000 construction jobs over the next two years and employ an additional 1,000 people after completion of the project in late 2002 or early 2003.

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

The Company owns two tracts of land in Colorado, consisting of approximately 335 acres planned for approximately 900 homes. One of these tracts, consisting of approximately 170 acres planned for approximately 534 homes, is under contract for sale and is anticipated to close during fiscal 2002. The Company is in process of obtaining entitlements for the other tract, which is being offered for sale subject to obtaining all necessary approvals. In California, it owns one tract of land in the Sacramento area zoned for approximately 420 units of multi-family residential housing, which is currently under contract for sale and anticipated to close during fiscal 2002.

Home Building Operations

In fiscal 2001, the Company substantially completed all homebuilding activities. The Company closed a total of 18 homes in the Portland area in fiscal 2001 at an average selling price of approximately $256,000 per home. At April 30, 2001, the Company owned 3 lots in the Portland area on which homes were built. Of this total, 2 were under contract for sale. The Company expects all to be sold in fiscal 2002. Although the Company has no present plans to do any further homebuilding, the decision to change its real estate focus to emphasize land development operations in New Mexico and wind-down homebuilding operations is not considered to be a permanent change of strategy.

Other Real Estate Projects

The Company developed the Eldorado at Santa Fe, New Mexico subdivision which had approximately 2,400 homes as of April 30, 2001. The Company sold 20 lots there in fiscal 2001, and 31 lots remained to be sold at the end of fiscal 2001. The Company also owns and operates a water utility company which serves the subdivision.

The Company also owns approximately 14 acres in the Orlando, Florida area which is being offered for sale.

                MAGAZINE DISTRIBUTION AND FULFILLMENT OPERATIONS


Through its wholly-owned subsidiary, Kable News Company, Inc., the Company (i) performs fulfillment and related services for publishers and other customers and
(ii) distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries. As of July 1, 2001, Kable employed approximately 900 persons, of whom approximately 740 were involved in its fulfillment activities and 160 in distribution activities.

Fulfillment Services

Kable's Fulfillment Services division performs a number of fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services, list services and product fulfillment services. The division accounted for 71% of Kable's total revenues in 2001, 70% in 2000 and 64% in 1999.

In the magazine subscription fulfillment service operation, Kable processes new orders, receives and accounts for payments, prepares and sends to each publisher printer labels or tapes containing the names and addresses of subscribers for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares and mails renewal and statement notifications, maintains subscriber lists and databases, generates marketing and statistical reports, processes Internet orders and prints forms and promotional materials. Kable performs all of these services for many clients, but some clients utilize only certain of them. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications, membership organizations and government agencies which utilize the broad capabilities of Kable's extensive database system.

List services clients are primarily publishers. In this activity, Kable maintains client customer lists, selects names for clients who rent their lists, merges rented lists with a client's list to eliminate duplication for the client's promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients.

Product fulfillment services are provided for Kable's publisher clients and other direct marketers. In this activity, the division receives, warehouses, processes and ships merchandise.

Kable plans to expand these ancillary services, including lettershop, list services and product fulfillment services, to other, non-publisher clients.

Kable now performs fulfillment services for approximately 630 different magazine titles for approximately 240 clients and maintains almost 14 million active subscriber names for its client publishers. In a typical month, Kable produces over 15 million mailing labels for its client publishers and also produces and mails approximately 4.1 million billing and renewal statements.

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

Distribution Services

In its distribution operation, Kable distributes magazines for over 180 publishers. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers over 26.5 million copies of various titles. Kable purchases the publications from its publishers and sells them to approximately 56 independent wholesalers. The wholesalers in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. For reasons set forth below, Distribution revenues have been declining for several years and accounted for 29% of Kable's revenues in fiscal 2001, 30% in fiscal 2000 and 36% in fiscal 1999.

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

A realignment of industry relationships in the distribution of magazines started during fiscal 1996 and rapidly grew to major proportions. It was triggered by the decision of certain major retailers with multiple outlets to sharply reduce the number of wholesalers with whom the retailers would deal. This action has led to the erosion of wholesaler profit margins and to a substantial continuing reduction in the number of wholesalers through the merger of certain wholesalers, the formation by certain other wholesalers of cooperatives to bid for the business of such retailers, and the complete retirement from the business by a number of wholesalers. The consolidation has reduced the number of Kable's wholesale customers by approximately 60% since fiscal 1995, which has increased the concentration of its revenue source and trade accounts receivable; at April 30, 2001, approximately 56% of Kable's distribution accounts receivable was due from three customers. These changes also contributed to demands by most remaining wholesalers to purchase magazines at lower prices which many publishers, including some of Kable's, have accepted. In addition, many wholesalers have instituted programs to eliminate low volume titles and reduce circulation volume retail outlets. The objective of wholesalers was to reduce their handling costs and improve sales. Kable feels these programs have had limited success.

Financial pressures on wholesalers and publishers arising from these adverse business conditions continued in fiscal 2001. Consequently, Kable increased its accounts receivable reserves during 2001 by approximately $2.3 million in anticipation of uncollectible balances from certain publisher and wholesaler customers. Management believes that industry changes will continue with the potential for further adverse consequences for publishers and their national distributors, including Kable.

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


                                 COMPANY OFFICES

The Company's principal executive offices are in New York City. Kable has an executive and sales office in New York City, and its operations are centered in both owned and leased facilities in Mt. Morris, Illinois and Marion, Ohio. Real estate operations are headquartered in Rio Rancho, New Mexico in a modern office building owned by the Company.

                                    EMPLOYEES

The Company has approximately 925 employees as of July 1, 2001. The Company provides retirement, health and other benefits to its employees and considers its employee relations to be good.


Item 2.           Properties
-------           ----------
The information contained in Item 1 of this report with respect to properties owned by the Company is hereby incorporated herein by reference.

Item 3.           Legal Proceedings
-------           -----------------
In the civil action entitled United Magazine Company, Inc., et al. v. Murdoch Magazines Distribution, Inc., et al., reported in the Registrant's Report on Form 10-Q for the quarterly period ended October 31, 2000, motions by the defendants to dismiss the Amended Complaint were granted, with leave to the plaintiffs to replead specified claims. On or about June 21, 2001, a Second Amended Complaint was filed which includes two claims against Kable (i) violation of the Robinson-Patman Act, which generally prohibits discriminatory pricing, and (ii) breach of fiduciary duty. The defendants have moved to dismiss the Second Amended Complaint with the exception of claims by three plaintiffs under one section of the Robinson-Patman Act. Those motions are pending.

The Registrant and/or its subsidiaries are involved in various other claims and legal actions incident to their operations, which in the opinion of management, based in part upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Registrant and its subsidiaries.


Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------
Not Applicable.

Executive Officers of the Registrant
------------------------------------
Set forth below is certain information concerning persons who are the executive officers of the Company.


Name               Office Held/Principal Occupation for Past Five Years     Age
----               ----------------------------------------------------     ---
James Wall         Senior Vice President of the Company since 1991;          64
                   Chief Executive Officer of AMREP Southwest Inc., a wholly-owned subsidiary of the Company, since 1991.

Peter M. Pizza     Vice President-Chief Financial Officer since May 2001;    50
                   Controller of the Company since 1995;
                   Vice President-Controller of the Company from 1997 to 2001.

Michael P. Duloc   President and Chief Operating Officer of Kable News       45
                   Company, Inc. since November 2000;
                   President and Chief Operating Officer of Kable
                   Distribution Services from 1996 to November 2000.

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

                                     PART II


Item 5.           Market for Registrant's Common Equity and
-------           -----------------------------------------
                  Related Stockholder Matters
                  ---------------------------
The Company's common stock is traded on the New York Stock Exchange under the symbol "AXR". On July 26, 2001, there were approximately 2,250 holders of record of the common stock. The Company has historically not paid cash dividends. The range of high and low closing prices for the last two fiscal years by quarter is presented below:

           FIRST            SECOND               THIRD              FOURTH
       HIGH       LOW      HIGH     LOW       HIGH      LOW       HIGH      LOW

2001  $ 7.37    $ 4.94   $ 5.50   $ 4.56    $ 4.75    $ 4.00    $ 4.00    $ 3.60
2000  $ 7.25    $ 5.37   $ 6.56   $ 4.44    $ 5.12    $ 3.06    $ 5.94    $ 4.50




Item 6.           Selected Financial Data
                  -----------------------
(TO BE SUPPLIED)

Item 7. Management's Discussion and Analysis of Financial
------- -------------------------------------------------
                  Condition and Results of Operations
                  -----------------------------------
(TO BE SUPPLIED)

Item 7(A).      Quantitative and Qualitative Disclosures About Market Risk
----------      ----------------------------------------------------------
(TO BE SUPPLIED)

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------
(TO BE SUPPLIED)

Item 9.  Changes in and Disagreements with Accountants on Accounting
-------  -----------------------------------------------------------
              and Financial Disclosure.
              -------------------------

Not Applicable.


                                    PART III
                                    --------
The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                                     PART IV
                                     -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------

(a)  1.  The  following   financial   statements  and  supplementary   financial
         information are filed as part of this report:

(TO BE SUPPLIED)


     2. The following financial statement schedules are filed as part of this report:

(TO BE SUPPLIED)


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

(b) During the quarter ended April 30, 2001, Registrant filed no Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. AMREP CORPORATION (Registrant)

Dated:  July 26, 2001                                    By /s/Peter M. Pizza
                                                               Peter M. Pizza
                                                               Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Jerome Belson                                             /s/Albert V.  Russo
   Jerome Belson                                                Albert V. Russo
  Director                                                      Director
Dated:  July 26, 2001                                      Dated:  July 26, 2001

/s/Edward B. Cloues, II                                     /s/Samuel N. Seidman
   Edward B. Cloues, II                                        Samuel N. Seidman
   Director                                                    Director
Dated:  July 26, 2001                                      Dated:  July 26, 2001

/s/Lonnie A. Coombs                                         /s/James Wall
   Lonnie A. Coombs                                            James Wall
   Director                                                    Director
Dated:  July 26, 2001                                      Dated:  July 26, 2001

/s/Nicholas G. Karabots                                     /s/Peter M. Pizza
   Nicholas G. Karabots                                        Peter M. Pizza
   Director                                                    Vice President,
Dated:  July 26, 2001                                Principal Financial Officer
                                               and Principal Accounting Officer*
                                                           Dated:  July 26, 2001


*Also acting as Principal Executive Officer in the absence of a Chief Executive Officer, solely for the purpose of signing this Annual Report.

                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                   (Thousands)

(TO BE SUPPLIED)

                                  EXHIBIT INDEX
                                  -------------
3 (a) (i)  Articles of Incorporation, as amended - Incorporated by  reference to
           Exhibit (3) (a) (i) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

3 (a) (ii) Certificate of Merger - Incorporated by  reference to Exhibit (3) (a)
           (ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

3 (b)      By-Laws as restated September 24, 1997 - Incorporated by reference to
           Exhibit 3 (c) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997.

4 (a) Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc., and American National Bank and Trust Company of Chicago as Agent and the Lenders defined therein (the "Kable Loan Agreement") - Incorporated by reference to Exhibit 4 (a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

4 (b) Modification Agreement dated as of July 7, 1999 to the Kable Loan Agreement - Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

4 (c) Second Modification Agreement dated as of June 29, 2000 to the Kable Loan Agreement - Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2000.

4 (d) Third Modification Agreement dated as of December 15, 2000 to the Kable Loan Agreement - Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2001.

4 (e) Fourth Modification Agreement dated as of March 16, 2001 to the Kable Loan Agreement - Filed herewith.

4 (f) Fifth Modification Agreement dated as of June 11, 2001 to the Kable Loan Agreement - Filed herewith.

4 (g) Master Loan Agreement dated July 31, 2000 between Amrep Southwest, Inc. and Wells Fargo Bank New Mexico, N.A. and First Amendment dated January 5, 2001 and Second Amendment dated June 15, 2001 thereto - Filed herewith.

10 (a) 1992 Stock Option Plan - Incorporated by reference to Exhibit 10 (h) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.*

10 (b) Non-Employee Directors Option Plan, as amended - Incorporated by reference to Exhibit 10 (i) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.*

10 (c) Employment Termination and Consulting Agreement and General Release dated July 28, 2000 between registrant and Kable News Company, Inc. and Daniel Friedman - Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.*

10 (d) Employment Termination and Consulting Agreement and General Release dated January 17, 2001 between Registrant and Mohan Vachani - Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2001.*

21         Subsidiaries of Registrant - Filed herewith.

23         Consent of Arthur Andersen LLP - (TO BE SUPPLIED).

_________________________________________
* Management contract or compensatory plan or arrangement in which directors or officers participate.