Form 10-K/A
period 2001-04-30
AMREP CORP
filed 2001-08-14
CIK 6207

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

At April 30, 2001, the Company owned two tracts of land in Colorado, consisting of approximately 335 acres planned for approximately 900 homes. One of these tracts, consisting of approximately 170 acres planned for approximately 534 homes, was under contract for sale and subsequently closed in August 2001. The Company is in process of obtaining entitlements for the other tract, which is being offered for sale subject to obtaining all necessary approvals. In California, it owned one tract of land in the Sacramento area zoned for approximately 420 units of multi-family residential housing, which was under contract for sale and subsequently closed in July 2001.

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

            FULFILLMENT SERVICES AND MAGAZINE DISTRIBUTION OPERATIONS


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

List services clients are primarily publishers. In this activity, Kable maintains client customer lists, selects names for client's who rent their lists, merges rented lists with a client's list to eliminate duplication for the client's promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients.

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




Item 6.           Selected Financial Data

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

                                         (In thousands of dollars except per share amounts)
                                                        Year Ended April 30,
                          ----------------------------------------------------------------------------------
                                  2001(a)           2000           1999 (b)          1998          1997 (c)
                             --------------  ---------------  --------------- ---------------  -------------
Revenues                     $      73,209   $      119,833   $      190,291  $      171,368   $     146,389
Net Income                   $       2,557   $        1,169   $        7,537  $        8,206   $       7,282
Earnings Per Share -
  Basic and Diluted          $        0.38   $         0.16   $         1.02  $         1.11   $        0.99

Total Assets                 $     164,844   $      172,436   $      217,777  $      229,768   $     205,311
Notes Payable                $      44,260   $       46,911   $       74,665  $       84,248   $      79,824
Shareholders' Equity         $      89,781   $       91,981   $       91,577  $       84,040   $      75,834
Cash Dividends               $           -   $            -   $            -  $            -   $           -


(a) Includes a tax benefit in the amount of $3,500,000 (the equivalent of $.52 per share) to reflect the settlement of 1993 and 1994 IRS tax examinations.

(b) Includes a tax benefit in the amount of $2,400,000 (the equivalent of $.33 per share) to reflect the settlement of 1990 through 1992 IRS tax examinations.

(c) Includes a tax benefit in the amount of $6,250,000 (the equivalent of $.85 per share) to reflect the settlement of 1984 through 1989 IRS tax examinations.

Item 7. Management's Discussion and Analysis of Financial
------- -------------------------------------------------
                  Condition and Results of Operations
                  -----------------------------------
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
-------------------------------------------
The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

A wide range of factors could materially affect the Company's future performance and financial and competitive position, including the following: (i) the level of demand for land in Rio Rancho and the other markets in which the Company sells land; (ii) the possibility of further adverse changes in the magazine distribution system for magazines which the Company distributes; (iii) possible future litigation and governmental proceedings; (iv) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including possible acquisitions; (v) changes in U.S. financial markets, including significant interest rate fluctuations; (vi) the failure to carry out marketing and sales plans; (vii) the failure to successfully integrate acquired business, if any, into the Company without substantial costs, delays or other operational or financial problems; and (viii) changes in economic or business conditions, including general economic and business conditions that are less favorable than expected.

This list of factors that may affect the Company's future performance and its financial and competitive position and also the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS
---------------------
Year Ended  April 30,  2001  ("2001" ) Compared  to Year  Ended  April 30,  2000
--------------------------------------------------------------------------------
("2000")
--------

Consolidated revenues for the year ended April 30, 2001 were $73.2 million compared to $119.8 million for the year ended April 30, 2000. This reduction in consolidated revenues in 2001 was principally due to the decrease in total real estate revenues from $62.7 million in 2000 to $21.0 million in 2001, resulting from the previously announced restructuring of the Company's real estate operations, including the completion of the wind-down of homebuilding activities.

Revenues from home and condominium sales decreased from $30.1 million in 2000 (representing 193 homes delivered) to $4.6 million in 2001 (representing 18 homes delivered) as the Company completed delivery of nearly all homes available for sale. In addition, results for 2001 and 2000 include approximately $1.1 million and $3.2 million, respectively, of impairment and other charges associated with the wind-down of homebuilding projects. There was no other significant effect on net income resulting from the withdrawal from homebuilding between these periods, however, as the decline in homebuilding revenues and related gross profits in 2001 was offset by a moderately higher decrease in homebuilding-related commissions, selling and general and administrative expenses.

Revenues from land sales decreased from $32.6 million in 2000 to $16.4 million in 2001, primarily as a result of decreased sales of residential lots to homebuilders in markets outside of New Mexico as well as a decrease of commercial and industrial property sales in New Mexico. During 2000, as part of its restructuring plan to sell its landholdings outside of New Mexico, the Company closed several transactions in Colorado involving approximately 650 lots at an aggregate sales price of $10.2 million, to other homebuilders, whereas there were no similar transactions outside of New Mexico in 2001. In addition, revenues from commercial and industrial property sales declined from $6.7 million in fiscal 2000 to $1.0 million in fiscal 2001 due in part to the availability of competing commercial sites. The average gross profit percentage on land sales increased from 36% in 2000 to 47% in 2001, primarily because substantially all of the current year land sales were from the New Mexico market, where gross profits have historically been higher than in other markets. In addition, results for 2001 and 2000 include approximately $1.0 million and $.6 million, respectively, of impairment and other charges associated with the restructuring of real estate operations. Revenues and related gross profits from land sales can vary from period to period as a result of many factors, including the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Total revenues from magazine circulation operations decreased approximately $4.0 million (8%) in 2001. Revenues from Fulfillment Services decreased approximately $2.0 million (5%) due primarily to the loss of sweepstakes processing business for one customer, which was partly offset by increased revenues from core fulfillment and other continuing services to other customers. Revenues from Distribution Services also decreased approximately $2.0 million (13%) in 2001, primarily as the result of customer losses and decreased magazine sales for existing customers, which reflects a continuation of adverse business conditions within the wholesaler and publisher ranks that has existed for the past several years. Industry sales decreased approximately 7% in the 12 month period ended December 2000, and certain publishers, including clients of Kable, have either vacated newsstand distribution or discontinued the production of a number of titles, thus adversely affecting overall sales. In addition, Kable determined that certain wholesaler and publisher customers had been impacted by these industry changes and were encountering financial difficulties and, accordingly, provided additional allowances for doubtful accounts of approximately $2.3 million in 2001 and $1.8 million in 2000.

Magazine circulation operating expenses decreased approximately $3.1 million (7%) in 2001 compared to the prior year, with such decrease being directly related to lower revenues. Real estate commissions and selling expenses decreased $2.5 million (67%) as a direct result of the wind-down of homebuilding operations. Real estate and corporate general and administrative expenses also decreased $1.9 million (32%) due to the effects of the Company's real estate restructuring and related downsizing of administrative functions. General and administrative costs of magazine circulation operations increased approximately $300,000 (4%) over the prior year due to increased technology staffing costs and legal and consulting fees incurred in connection with the modification of Kable's credit arrangement. Interest expense-net decreased $200,000 (6%) as a result of lower borrowing requirements in the real estate business which saved $300,000, while interest related to magazine circulation operations increased by $100,000 due to higher interest rates during the earlier months of 2000.

During the quarter ended January 31, 2001, the Company received final notification from the Internal Revenue Service ("IRS") of the amount due with respect to certain outstanding tax issues related to IRS examinations of the Company's 1993 and 1994 tax returns. The Company paid approximately $700,000 in March 2001 representing all Federal taxes and interest related to this matter, which is less than the amount which the Company had previously accrued on account thereof. At the same time the Company received final notification from the IRS that the outstanding tax issues related to IRS examinations of the Company's 1995 and 1996 tax returns were resolved. As a result, the Company recognized a tax benefit of $3.5 million in the quarter ended January 31, 2001. In addition, the Company has reclassified the remaining liability balance of "Taxes Payable-Amounts subsequently due," which principally represents an estimate of additional state taxes and interest due resulting from adjustments on IRS audits, to "Taxes Payable-Amounts due within one year."

Year  Ended  April 30,  2000  ("2000")  Compared  to Year Ended  April 30,  1999
--------------------------------------------------------------------------------
("1999")
--------
Consolidated revenues for the year ended April 30, 2000 decreased to $119.8 million from $190.3 million in 1999, principally reflecting the effects of the restructuring of real estate operations begun in the fourth quarter of 1999 and continuing into 2000.

Revenues from real estate operations decreased to $62.7 million in 2000 from $127.0 million in 1999, principally due to decreased housing sale revenues. This revenue reduction reflected the decision made by the Company in 1999 to wind-down homebuilding operations in all of its markets, to sell its landholdings in Colorado and California, and to concentrate on more rapidly developing its substantial land holdings in Rio Rancho, New Mexico.

Revenues from housing sales decreased to $30.1 million in 2000 from $90.9 million in 1999 which resulted from the decision to wind-down homebuilding operations in all markets, as evidenced by the decrease in the number of home deliveries from 711 in 1999 to 193 in 2000. Revenues and related gross profit from land sales decreased by approximately $3.4 million and $2.6 million, respectively, in 2000 from 1999, primarily due to a decrease in commercial and industrial property land sales. The average gross profit percentage on land sales decreased from 39% in 1999 to 36% in 2000 because certain sales of residential land to builders in 2000 were from different projects and at lower gross profit percentages than sales in the prior year. In addition, the results for 2000 and 1999 include impairment and other restructuring-related charges of approximately $3.8 million and $3.3 million, respectively, associated with the wind-down of homebuilding activities and the restructuring of real estate operations.

Revenues from magazine circulation operations, consisting of both magazine distribution and fulfillment operations, decreased approximately $4.8 million (8%) from 1999 to 2000. Revenues from the Fulfillment Services division decreased approximately $400,000 (1%) from 1999 due primarily to a lower volume of business in sweepstakes processing for one large customer. Revenues from Distribution Services decreased approximately $4.4 million (22%) in the same period as a result of decreased newsstand magazine sales as well as a reduction in gross billings due to the loss of certain publisher clients. In addition, Kable continued to feel the effects of the realignment of industry relationships in the distribution of magazines which started in 1996 and which subsequently led to a substantial reduction in the number of wholesalers. In many cases, this situation adversely impacted wholesaler profits and liquidity, which resulted in wholesaler consolidations and sometimes bankruptcies. Due to concerns about the financial strength of certain customers, Kable increased its reserve for uncollectible accounts by approximately $1.8 million in 2000 and $5.0 million in 1999. In addition, Kable's operating expenses in 2000 included a charge of approximately $735,000 resulting from the impairment of assets no longer required due to the impending loss of sweepstakes processing business for a large fulfillment client. As a result of these factors, magazine circulation operating expenses decreased $4.0 million (8%) in fiscal 2000 compared to the prior year, primarily due to the effect of the reduced bad debt reserve offset in part by the impairment charge in the sweepstakes processing business.

Revenues from "Interest and other operations" decreased from 1999 to 2000 principally because the prior year included amounts recorded as management fees and equity income from several joint ventures in which the Company participated.

Real estate commissions and selling expenses decreased by $4.0 million (52%) and real estate and corporate general and administrative expenses decreased by $1.6 million (21%) from 1999 to 2000, principally as a result of the restructuring of the real estate operations. General and administrative costs of magazine circulation operations increased by approximately $300,000 (4%) in the same period, reflecting increased legal costs associated with the investigation of new business opportunities.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the past several years the Company has financed its operations from internally generated funds and from borrowings under its various lines-of-credit and other loan agreements.

Cash Flows from Financing Activities
------------------------------------

The Company's subsidiaries have several line of credit arrangements with several financial institutions, which are collateralized by various assets. Based upon collateral availability, the Company had an aggregate borrowing availability of $40.7 million at April 30, 2001 against which $37.8 million was borrowed.

Kable had a $40 million line-of-credit with a group of banks which, as a result of a modification agreement entered into in March 2001, was reduced to $30 million and was fully borrowed at April 30, 2001. At April 30, 2001, Kable was not in compliance with a financial covenant of the modified agreement and subsequently agreed to another modification in June 2001, which provided for a further reduction of the commitment amount to $25.6 million on July 31, 2001, increased the interest rate from prime plus 1/2% to prime plus 1% and extended the maturity date until September 30, 2001. In addition, subject to the Company repaying $4.4 million of intercompany debt due to Kable by September 30, 2001 the loan would be automatically extended to May 1, 2002 with the commitment amount reduced to $23.5 million at December 31, 2001. This condition was satisfied in August 2001 and the loan extended until May 1, 2002. The loan is collateralized 125% or more by certain Kable accounts receivable (increasing to 142% at December 31, 2001) and prohibits the payment of dividends by, and the making of loans from, Kable to the Company. The Registrant has guaranteed Kable's repayment obligations under this arrangement. Management believes that the line-of-credit, as modified, is sufficient for Kable's requirements through May 1, 2002.

Kable has been advised by its lending group that participants representing approximately 50% of the committed credit do not wish to participate in an extension beyond May 1, 2002. The Company has initiated discussions with the lead bank to explore a modification and/or reformulation of the lending group, and is also in discussions with other potential lenders; however, no agreements have been reached at this time and there are no assurances that Kable will be able to renegotiate or extend the terms of the credit agreement or find replacement lenders beyond May 1, 2002.

The Company has several loans with one financial institution to support real estate operations. These loans had a total maximum amount available of approximately $10.7 million, at April 30, 2001, of which borrowings of approximately $7.8 million were outstanding. These borrowings, which have maturities ranging from 2001 through 2003, bear interest at the prime rate (7.5% at April 30, 2001), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The Chief Executive Officer of the real estate subsidiary, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which these loans were obtained. Management believes that its real estate borrowings are sufficient for its requirements.

Cash Flows From Operating Activities
------------------------------------
Real estate inventories amounted to $71.2 million at April 30, 2001 compared to $70.5 million at April 30, 2000. This change is net of a $4.4 million decrease in inventories outside of New Mexico, where the Company is winding-down its activities, and a $5.1 million increase in New Mexico, where several sites are presently under development.

Receivables from magazine circulation operations decreased by approximately $7.8 million compared to the prior year primarily as the result of a reduction in the level of activity of newsstand operations.

Cash Flows From Investing Activities
------------------------------------
Capital  expenditures  have  remained  comparable  on a year to year basis.  The
Company believes that it has adequate financing capability to provide for anticipated capital expenditures.

The Company has from time to time reacquired its shares to be held as treasury stock as part of a stock repurchase program. During fiscal 2000, the Company reacquired 143,000 of its common shares at a cost of approximately $857,000. During fiscal 2001, the Board of Directors authorized an additional repurchase of stock by means of a self-tender "Dutch Auction" for 725,000 shares of the Company's stock at a price not to exceed $7.00 per share and not lower than $5.25 per share. As a result of this program and other repurchases, the Company reacquired a total of approximately 668,000 shares in fiscal 2001, at an aggregate cost of approximately $4.8 million.

As discussed in Note 8 to the consolidated financial statements, during 2001 the Company reached an agreement with the IRS to resolve all issues resulting from the IRS's examination of tax years 1993 through 1996, and paid all tax liabilities due. In previous years, the Company had established a liability for Taxes Payable (including anticipated interest thereon through the expected date of payment) to cover the expected amount due for this matter, as well as other IRS examinations for tax years 1984 through 1992 (which have all since been resolved). This examination resulted in an amount of tax payable that was less than the Company had believed would be required and accrued, and accordingly the Company reduced the amount of Taxes Payable during the third quarter of 2001 by $3.5 million. In addition, the Company has reclassified the remaining liability balance of "Taxes Payable-Amounts subsequently due," which represents an estimate of state taxes and interest due resulting from adjustments to the aforementioned IRS audits, to "Taxes Payable - Amounts due within one year." For tax years beginning in 1996, the Company believes its taxes have been calculated in a manner consistent with IRS regulations and in the manner in which tax examinations for the years 1984 through 1995 have been completed.

SEGMENT INFORMATION
-------------------
Information by industry segment is presented in Note 14 to the consolidated financial statements. This information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures", which requires that industry segment information be prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimations are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management has evaluated the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of "pretax income (loss) contribution" of each segment as summarized in Note 14 to the consolidated financial statements is presented for informational purposes, and is not necessarily the amount that would be reported if the segment were an independent company.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 in fiscal 2001. The Company does not engage in investments or activity of this nature, and thus SFAS No. 133 had no effect on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The Company conformed to the guidelines of this pronouncement in 2001, and there was no effect on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method is used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. The Company will be required to adopt SFAS No. 142 on May 1, 2002, however, early adoption as of May 1, 2001 is permitted. The Company has not amortized goodwill because it arose in connection with an acquisition made prior to the effective date of ABP No. 17 for which, in the opinion of management, there has been no diminution of value. The Company has not yet evaluated the effect of SFAS No. 142 on its consolidated financial statements.

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



Item 7(A).      Quantitative and Qualitative Disclosures About Market Risk
----------      ----------------------------------------------------------
The primary market risk facing the Company is interest rate risk on its long-term debt. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk, but this risk is not material. The following table sets forth as of April 30, 2001 the Company's long term debt obligations by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (amounts in thousands):



                                                 Year ended April 30,
                                                         There-           FMV @
                      2002   2003   2004   2005   2006   after    Total  4/30/01
                      ----   ----   ----   ----   ----   -----    -----  -------

Fixed rate debt     $3,285  $  327  $ 777  $ 175  $ 147  $ 1,452 $ 6,163 $ 6,284

Weighted average
   interest rate      10.5%    8.7%   7.9%   8.3%   7.9%    7.9%    9.3%      -

Variable rate debt  $6,205  $31,892 $  -   $  -   $  -   $   -   $38,097 $38,097

Weighted average
   interest rate       8.3%    7.5%    -      -      -       -      8.3%      -

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------



                    Report of Independent Public Accountants
                    ----------------------------------------



To AMREP Corporation:


We have audited the accompanying consolidated balance sheets of AMREP Corporation (an Oklahoma corporation) and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States.

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



                                                         ARTHUR ANDERSEN LLP


Albuquerque, New Mexico
August 13, 2001

                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                    CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
                    -----------------------------------------
                             APRIL 30, 2001 AND 2000
                             -----------------------
                          (Dollar amounts in thousands)


                    ASSETS                          2001              2000
                    ------                      ----------        ----------

CASH AND CASH EQUIVALENTS                       $  15,941         $  12,934

RECEIVABLES, net:
   Real estate operations                           7,070             9,108
   Magazine circulation operations                 37,533            45,366
                                                ----------        ----------
                                                   44,603            54,474

REAL ESTATE INVENTORY                              71,194            70,548

PROPERTY, PLANT AND EQUIPMENT,
   at historical cost, net of accumulated
   depreciation and amortization                   16,467            17,852

OTHER ASSETS, net of accumulated amortization      11,448            11,437

EXCESS OF COST OF SUBSIDIARY
   OVER NET ASSETS ACQUIRED                         5,191             5,191
                                                ----------        ----------

     TOTAL ASSETS                               $ 164,844         $  72,436
                                                ==========        ==========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                    CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
                    -----------------------------------------
                             APRIL 30, 2001 AND 2000
                             -----------------------
                 (Dollar amounts in thousands, except par value)



      LIABILITIES AND SHAREHOLDERS' EQUITY         2001              2000
      ------------------------------------      ----------        ----------

ACCOUNTS PAYABLE, DEPOSITS AND
   ACCRUED EXPENSES                             $  27,326         $  25,920

NOTES PAYABLE:
   Amounts due within one year                      9,490            15,599
   Amounts subsequently due                        34,770            31,312
                                                ----------        ----------
                                                   44,260            46,911

TAXES PAYABLE:
   Amounts due (receivable) within one year         1,595            (1,002)
   Amounts subsequently due (including interest)        -             5,999

                                                ----------        ----------
                                                    1,595             4,997

DEFERRED INCOME TAXES                               1,882             2,627
                                                ----------        ----------

     TOTAL LIABILITIES                             75,063            80,455
                                                ----------        ----------


COMMITMENTS AND CONTINGENCIES  (Notes 11 and 12)

SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value;
  shares authorized--20,000,000;
  shares issued - 7,399,677 in 2001
  and 7,398,677 in 2000                               740               740
 Capital contributed in excess of par value        44,935            44,930
 Retained earnings                                 49,815            47,258
 Treasury stock, at cost; 826,091 shares
  at April 30, 2001 and 158,327 shares
  at April 30, 2000                                (5,709)             (947)
                                                ----------        ----------

     TOTAL SHAREHOLDERS' EQUITY                    89,781            91,981
                                                ----------        ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 164,844         $ 172,436
                                                ==========        ==========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.




                                                  AMREP CORPORATION AND SUBSIDIARIES
                                                  ----------------------------------
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                   ---------------------------------
                                           (Amounts in thousands, except per share amounts)
                                                         Year Ended April 30,
                                            --------------------------------------------
                                                 2001             2000            1999
                                           ------------     ------------     ------------
   REVENUES:
      Magazine circulation operations       $   48,570       $   52,548      $    57,354
      Real estate operations-
        Home and condominium sales               4,611           30,079           90,947
        Land sales                              16,386           32,637           36,033
                                           ------------     ------------     ------------
                                                20,997           62,716          126,980


      Interest and other operations              3,642            4,569            5,957
                                           ------------     ------------     ------------

                                                73,209          119,833          190,291
                                           ------------     ------------     ------------
   COSTS AND EXPENSES:
    Real estate cost of sales-
     Home and condominium sales                  6,083           28,735           79,494
     Land sales                                  9,588           21,084           21,869
    Operating expenses-
     Magazine circulation operations            41,128           44,184           48,181
     Real estate commissions and selling         1,218            3,670            7,689
     Other operations                            2,836            4,560            3,960
    General and administrative-
     Real estate operations and corporate        4,121            6,026            7,643
     Magazine circulation operations             6,934            6,680            6,408
    Interest, net                                2,771            2,946            4,743
    Restructuring costs                             -                -             2,108
                                           ------------     ------------     ------------
                                                74,679          117,885          182,095
                                           ------------     ------------     ------------
   INCOME (LOSS) BEFORE INCOME TAXES           ( 1,470)           1,948            8,196

   BENEFIT (PROVISION) FOR INCOME TAXES          4,027             (779)            (659)
                                           ------------     ------------     ------------
   NET INCOME                              $     2,557      $     1,169      $     7,537
                                           ============     ============     =============

   EARNINGS PER SHARE - BASIC AND DILUTED  $       .38      $       .16      $      1.02
                                           ============     ============     =============

   WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                          6,681            7,285            7,369
                                           ============     ============     =============

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

                                                             Capital
                                                           Contributed
                                             Common Stock   In Excess                 Treasury
                                                               of         Retained    Stock at
                                           Shares  Amount   Par Value     Earnings      Cost        Total
                                           ------  ------  ------------   --------   ----------   --------

BALANCE, April 30, 1998                     7,399  $  740  $    44,928    $ 38,552   $    (180)   $ 84,040

   Net income                                   -       -            -       7,537           -       7,537
                                           ------  ------  ------------   --------   ----------   --------
BALANCE, April 30, 1999                     7,399     740       44,928      46,089        (180)     91,577

   Net income                                   -       -            -       1,169           -       1,169

   Purchase of treasury stock                   -       -            -           -        (857)       (857)

   Issuance of treasury stock                   -       -            2           -          90          92
                                           ------  ------  ------------   --------   ----------   --------
BALANCE, April 30, 2000                     7,399     740       44,930      47,258        (947)     91,981

Net income                                      -       -            -       2,557           -       2,557

Purchase of treasury stock                      -       -            -           -      (4,762)     (4,762)

Exercise of stock options                       1       -            5           -           -           5
                                           ------  ------  ------------   --------   ----------   --------
BALANCE, April 30, 2001                     7,400  $  740  $    44,935    $ 49,815   $  (5,709)   $ 89,781


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Amounts in thousands)

                                                                      Year Ended April 30,
                                                            ------------------------------------
                                                                 2001         2000       1999
                                                            ----------   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   2,557    $   1,169   $   7,537
   Adjustments to reconcile net income
     to net cash provided by operating activities-
     Depreciation and amortization                              3,033        4,104       4,830
     Non-cash credits and charges:
       Loss (gain) on disposition of fixed assets                (211)         167         218
       Provision for doubtful accounts                          2,265        1,806       5,025
       Impairment of long-lived assets                          2,265        4,543       1,213
       Pension benefit accrual                                   (603)        (573)       (487)
       Issuance of treasury stock charged to expense                -           92           -
     Changes in assets and liabilities,
      excluding the effect of acquisition-
       Receivables                                              7,606        8,388      (1,178)
       Real estate inventory                                   (2,085)      19,164       8,968
       Other real estate investments                                -        1,089        (150)
       Other assets                                              (634)       1,145        (385)
       Accounts payable, deposits and accrued expenses          1,406      (11,708)     (3,019)
       Taxes payable                                           (3,402)      (9,341)     (5,352)
       Deferred income taxes                                     (745)       1,612      (1,573)
                                                            ----------   ----------  ----------
         Net cash provided by operating activities             11,443       21,657      15,647
                                                            ----------   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (2,045)      (2,659)     (3,305)
   Proceeds from disposition of property, plant and equipment   1,017          227         277
   Amount received  for acquisition                                 -          873           -
                                                            ----------   ----------  ----------
         Net cash used by investing activities                 (1,028)      (1,559)     (3,028)
                                                            ----------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                                24,843       25,424      61,647
   Principal debt payments                                    (27,494)     (55,284)    (71,230)
   Exercise of Stock Option                                         5            -           -
   Purchase of treasury stock                                  (4,762)        (857)          -
                                                            ----------   ----------  ----------
         Net cash used by financing activities                 (7,408)     (30,717)     (9,583)
                                                            ----------   ----------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                3,007      (10,619)      3,036
CASH AND CASH EQUIVALENTS, beginning of year                   12,934       23,553      20,517
                                                            ----------   ----------  ----------
CASH AND CASH EQUIVALENTS, end of year                      $  15,941    $  12,934   $  23,553
                                                            ==========   ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized               $   4,354    $   3,759   $   4,802
                                                            ==========   ==========  ==========
   Income taxes paid                                        $   1,173    $   8,403   $   7,716
                                                            ==========   ==========  ==========
   Income taxes received                                    $   1,073    $      40   $      60
                                                            ==========   ==========  ==========
   Non Cash Transaction
     Transfer to Inventory from Fixed Assets                $     317    $       -   $       -
                                                            ==========   ==========  ==========
   Acquisition of real estate assets:
     Identifiable assets acquired                           $       -    $   1,408   $       -
     Liabilities assumed                                            -        2,281           -
                                                            ----------   ----------  ----------
         Net cash (received) paid for acquisition           $       -    $    (873)  $       -
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

         Revenue recognition
         -------------------
Revenues from magazine circulation operations include revenues from the distribution of periodicals and subscription fulfillment activities. Distribution revenues represent commissions earned from the distribution of publications for client publishers which are recorded at the time the publications go on sale. The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice.
Accordingly, the Company provides for estimated returns by charges to income which are based on experience. Revenues from subscription fulfillment activities represent fees earned from the maintenance of computer files for customers, which are billed and earned monthly, and other fulfillment activities including sweepstakes mail processing, customer telephone support, product fulfillment, and graphic arts and lettershop services, all of which are billed and earned as the services are provided.

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

         Excess of cost of subsidiaries over net assets acquired
         -------------------------------------------------------
The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed ("goodwill") is carried as an asset. Goodwill arose in connection with the acquisition of Kable during 1969 and is not being amortized to operations, since this acquisition was made prior to the effective date of Accounting Principles Board Opinion ("APB") No. 17 and management is of the opinion that there has been no diminution of value.

         Long-lived assets
         -----------------
Long-lived assets, including real estate inventory and goodwill, are evaluated when indicators of impairment are present. Provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. See Notes 3 and 4.

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

         Stock options
         -------------
The Company accounts for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 7).

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

         New accounting pronouncements
         -----------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 in fiscal 2001. The Company does not engage in investments or activity of this nature, and thus SFAS No. 133 had no effect on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The Company conformed to the guidelines of this pronouncement in fiscal 2001, and there was no effect on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method is used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. The Company will be required to adopt SFAS No. 142 on May 1, 2002, however, early adoption as of May 1, 2001 is permitted. The Company has not amortized goodwill because it arose in connection with an acquisition made prior to the effective date of ABP No. 17 for which, in the opinion of management, there has been no diminution of value. The Company has not yet evaluated the effect of SFAS No. 142 on its consolidated financial statements.

         Financial statement presentation
         --------------------------------
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2001 presentation.

(2)      RECEIVABLES:
         ------------
Receivables consist of:                                    April 30,
                                               ---------------------------------
                                                   2001               2000
                                               --------------     --------------
                                                         (Thousands)
Real estate operations-
   Mortgage and other receivables              $     7,243        $       9,469
   Allowance for doubtful accounts                    (173)                (361)
                                               --------------     --------------
                                               $     7,070        $       9,108

Magazine circulation operations-
   Accounts receivable (maturing
     within one year)                          $    87,946        $     109,994
   Allowances for-
     Estimated returns                             (49,201)             (62,978)
     Doubtful accounts                              (1,212)              (1,650)
                                               --------------     --------------
                                               $    37,533        $      45,366

Mortgage and other receivables bear interest at rates ranging from 8.0% to 12.0% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line-of-credit utilized for the magazine circulation operations (see Note 6).

The Company extends credit to various companies in the real estate and magazine circulation industries which may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. As industry practices allow, the Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, to be secured by collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information. In recent years, as a result of changes within the magazine distribution industry there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines and, as a result, at April 30, 2001 approximately 40% of Kable's accounts receivable were due from three customers. In addition, Kable determined that certain wholesaler and publisher customers had been impacted by these industry changes and were encountering financial difficulties and, accordingly, provided additional allowances for doubtful accounts of approximately $2.3 million in 2001 and $1.8 million in 2000.

Maturities of principal on real estate receivables at April 30, 2001 are as follows (in thousands): 2002 - $2,963; 2003 - $2,824; 2004 - $632; 2005 - $268;
2006 - $4; 2007 and thereafter - $552.

(3)     REAL ESTATE INVENTORY:
        ----------------------
Real estate inventory consists of:
                                                            April 30,
                                               ---------------------------------
                                                   2001                 2000
                                               --------------     --------------
                                                           (Thousands)

Land and improvements held for sale
 or development                                $  70,501          $   64,571
Homes and condominiums -
 land and construction costs                         693               5,694
Other                                                  -                 283
                                               --------------     --------------
                                               $  71,194          $   70,548
                                               ==============     ==============


Accumulated capitalized interest costs included in real estate inventory at April 30, 2001 and 2000 were $4,867,000 and $3,934,000, respectively. Interest costs capitalized during 2001, 2000 and 1999 were $1,533,000, $1,371,000 and

$3,348,000, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 2001 and 2000 were $4,751,000 and $4,501,000, respectively. Real estate taxes capitalized during 2001, 2000 and 1999 were $425,000, $182,000 and $217,000, respectively.
Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $775,000, $2,375,000 and $4,903,000 in 2001, 2000 and
1999, respectively.

During 2001, 2000 and 1999, the Company determined that certain real estate assets were impaired primarily due to conditions associated with the restructuring of real estate operations. The Company recognized an impairment for long-lived assets of approximately $1,750,000, $3,800,000 and $1,200,000 based upon an estimate of the future cash flows to be generated by those assets compared to the remaining carrying value of those assets.

In prior years the Company had participated in a number of real estate joint ventures in which it did not have management control. Condensed financial information concerning these unconsolidated joint venture activities for the year  ended  April  30,  2000 is as  follows:  total  assets -  $429,000;  total liabilities - $146,000; equity of the Company - $283,000; revenues - $27,661,000; expenses - $26,779,000; income - $882,000 of which the Company's share was $353,000 (including management fees). As part of the restructuring of its real estate operations, the Company substantially completed the development, construction and sales for those joint ventures in which it had participated during 2000, and, accordingly, there were no significant operations during 2001 and no significant assets or liabilities remained in these joint ventures at April 30, 2001.

Substantially all of the Company's real estate assets are located in New Mexico. As a result of this geographic concentration, the Company could be affected by economic conditions in this region.


(4)      PROPERTY, PLANT AND EQUIPMENT:
         ------------------------------
Property, plant and equipment consists of:
                                                          April 30,
                                               ---------------------------------
                                                    2001               2000
                                               --------------     --------------
                                                         (Thousands)

Land, buildings and improvements               $    9,588         $   10,907
Furniture and fixtures                             12,170             11,140
Utility plant and equipment                         9,859              9,020
Other                                                 136                817
                                               --------------    ---------------
                                                   31,753             31,884
Accumulated depreciation and
   amortization                                   (15,286)           (14,032)
                                               --------------    ---------------
                                               $   16,467        $    17,852
                                               ==============    ===============



During 2000, the Company determined that certain property and specialized equipment utilized in its fulfillment operations would no longer be utilized due to the impending loss of a large customer, and the Company recognized an impairment for long-lived assets of approximately $735,000 based upon an estimate of the future cash flows to be generated by those assets compared to the remaining carrying value of those assets. During 2001 the Company provided an impairment reserve of $500,000 for the potential loss on the sale of certain property, plant and equipment.

Depreciation charged to operations amounted to $1,807,000, $2,230,000, and $2,109,000 in 2001, 2000, and 1999, respectively.

(5)      OTHER ASSETS:
         -------------
Other assets consist of:
                                                            April 30,
                                                 -------------------------------
                                                     2001               2000
                                                 --------------    -------------
                                                          (Thousands)

Prepaid expenses and other deferred charges, net  $   5,118         $    5,274
Purchased magazine distribution contracts,
   net of accumulated amortization of $3,316 and
   $2,889 in 2001 and 2000, respectively                963              1,390
Security and other deposits                           2,635              2,301
Prepaid pension (Note 7)                              2,623              2,020
Other                                                   109                452
                                                 --------------    -------------
                                                  $  11,448         $   11,437
                                                 ==============    =============

Included in other assets at April 30, 2001 is Kable's 50% interest of $400,000 in a joint venture accounted for the equity method. Total assets of the joint venture at April 30, 2001 were $880,000, and Kable's share of the joint venture's start-up losses of $234,000 in 2001 was $117,000, which is included in Operating expenses.

Amortization  related  to  deferred  charges  and  distribution   contracts  was
$1,226,000,  $1,874,000, and $1,622,000 for the years ended April 30, 2001, 2000 and 1999, respectively.


(6)      DEBT FINANCING:
         ---------------
Debt financing consists of:
                                                          April 30,
                                               -------------------------------
                                                    2001               2000
                                               ------------       ------------
                                                         (Thousands)
Notes payable -
   Line-of-credit borrowings -
     Real estate operations and other          $    7,758         $    9,991
     Magazine circulation operations               29,975             27,713
   Other                                              105                521
                                               ------------       ------------
                                               $   44,260         $   46,911
                                               ============       ============


Maturities of principal on notes outstanding at April 30, 2001 are as follows (in thousands): 2002 - $9,490; 2003 - $32,219; 2004 - $777; 2005 - $175; 2006 -
$147; 2007 and thereafter - $1,452.

         Line-of-credit borrowings
         -------------------------
The Company has several loans with one financial institution to support real estate operations. These loans have a total maximum amount available of approximately $10.7 million, of which borrowings of approximately $7.8 million were outstanding as of April 30, 2001. These borrowings, which have maturities ranging from 2002 through 2007, bear interest at the prime rate (7.5% at April 30, 2001), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The Chief Executive Officer of the real estate subsidiary, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which these loans were obtained.

Kable had a $40 million line-of-credit with a group of banks which, as a result of a modification of the agreement entered into in March 2001, was reduced to $30 million and which was fully borrowed at April 30, 2001. At April 30, 2001, Kable was not in compliance with a financial covenant of the modified agreement and subsequently agreed to another modification, which provided for a further reduction of the commitment amount to $25.6 million at July 31, 2001, increased the interest rate from prime plus 1/2% to prime plus 1% and extended the maturity date until September 30, 2001. In addition, subject to the Company repaying $4.4 million of intercompany debt due to Kable by September 30, 2001, the loan would automatically be extended to May 1, 2002 with the commitment amount reduced to $23.5 million at December 31, 2001. This condition was satisfied in August 2001 and the loan extended until May 1, 2002. The loan is collateralized 125% or more by certain Kable accounts receivable (increasing to 142% at December 31, 2001) and prohibits the payment of dividends by, and the making of loans from, Kable to the Company. The Registrant has guaranteed Kable's repayment obligations under this arrangement.

Kable has been advised by its lending group that participants representing approximately 50% of the committed credit do not wish to participate in an extension beyond May 1, 2002. The Company has initiated discussions with the lead bank to explore a modification and/or reformulation of the lending group, and is also in discussions with other potential lenders; however, no agreements have been reached at this time and there are no assurances that Kable will be able to renegotiate or extend the terms of the credit agreement or find replacement lenders beyond May 1, 2002.

In connection with the restructuring of its real estate operations and to facilitate the wind-down of its California operation, a subsidiary of the Company has guaranteed a $6.4 million line-of-credit for an unaffiliated entity for the ongoing development of a project in which the subsidiary had been a joint venture participant, of which approximately $5.1 million was outstanding at April 30, 2001.


         Mortgages and other notes payable
         ---------------------------------
Mortgages and other notes payable had interest rates ranging from 7.5% to 12% at April 30, 2001, and are primarily collateralized by property, plant and equipment and certain land inventory. These borrowings mature through fiscal 2013.



(7)      BENEFIT PLANS:
         --------------
         Stock option plans
         ------------------
Under the Company's 1992 Stock Option Plan, 311,750 shares are reserved for issuance to officers and other key employees. Options may be granted in such amounts, at such times, and with such exercise prices as the stock option committee may determine. The Non-Employee Directors Option Plan has 36,000 shares reserved for issuance and provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant.

 A summary of activity in the Company's stock option plans is as follows:


                                                                   Year Ended April 30,
                              ------------------------------------------------------------------------------
                                            2001                         2000                        1999
                              ------------------------------- ---------------------------------- -----------
                                               Weighted                  Weighted                 Weighted
                                     Number    Average      Number        Average      Number     Average
                                      of       Exercise      of          Exercise       of        Exercise
                                     Shares      Price      Shares         Price       Shares      Price

Options outstanding at
  beginning of year                   12,000    $ 6.27      43,500        $ 6.20       50,500     $ 6.18

Granted                                2,500      5.88       2,500          5.84        2,500       7.75
Exercised                             (1,000)     5.53           -                          -
Expired or canceled                   (1,500)     5.88     (34,000)         7.50       (9,500)      6.50
                              -----------------          -------------               -----------
Options outstanding at
  end of year                         12,000      6.30      12,000          6.27       43,500       6.20
                              =================          =============               ===========

Available for grant at
  end of year                        335,750               337,750                    308,750
                              =================          =============               ===========

Options exercisable at
  end of year                          8,250                 8,250                     18,417
                              =================          =============               ===========

Range of exercise prices
  for options exercisable
  at end of year              $5.19 to $7.75             $5.19 to $7.75              $5.19 to $7.50
                              ==============             ==============              ==============


Options outstanding at April 30, 2001 are exercisable over a four year period beginning one year from date of grant. The weighted average remaining contractual life of options outstanding at April 30, 2001, 2000, and 1999 is 3.1, 3.1, and 2.4 respectively. The weighted average fair value of options granted during the year was $1.08 in 2001, $.97 in 2000, $1.48 in 1999. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001, respectively: expected volatility of 38%, 41%, and 34% risk-free interest rates of 5.5%, 6.6%, and 4.4% and expected lives of 3 years.

Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.


         Savings plan
         ------------
The Company has a savings plan to which the Company makes contributions. The plan provides for standard contributions of 33.3% of eligible employees' defined contributions up to a maximum of 2% of such employees' compensation. Additional amounts may be contributed with the approval of the Company's Board of Directors. The Company's contribution to the plan amounted to approximately $252,000, $254,000 and $216,000 in 2001, 2000 and 1999, respectively.

         Retirement plan
         ---------------
The Company has a retirement plan which covers substantially all full-time employees and which provides benefits based upon a percentage of the employee's annual salary. No contribution to the plan was required in 2001 and 2000; $12,000 was contributed in 1999. Assets are invested primarily in United States Treasury obligations, equity and debt securities and money market funds.

Net periodic pension cost for 2001, 2000 and 1999 was comprised of the following components:


                                                                   Year Ended April 30,
                                                  -------------------------------------------------------
                                                       2001                2000                1999
                                                  ---------------    ------------------    --------------
                                                                        (Thousands)
Service cost - benefits earned during the
   period                                         $          571     $          656       $          645
Interest cost on projected
   benefit obligation                                      1,738              1,611                1,617
Expected return on assets                                 (2,560)            (2,464)              (2,385)
Amortization of prior service cost                          (352)              (352)                (352)
Recognized net actuarial loss                                  -                (24)                 (12)
                                                  ---------------    -----------------    ---------------
Net periodic pension cost (income)                $         (603)    $         (573)      $         (487)
                                                  ===============    =================    ===============

Assumptions used in determining net periodic pension cost were:

                                                                   Year Ended April 30,
                                                -----------------------------------------------------------
                                                      2001                 2000                 1999
                                                -----------------    -----------------    -----------------

Discount rates                                        7.5%                  7.25%                7.25%
Rates of increase in compensation
   levels                                             4.5%                  4.5%                  N/A
Expected long-term rate of return
   on assets                                          9.0%                  9.0%               8.0-9.0%



The following table sets forth changes in the plans' benefit obligations and assets, and summarizes components of amounts recognized in the Company's consolidated balance sheets:
                                                          April 30,
                                               -------------------------------
                                                    2001             2000
                                               -------------    --------------
                                                         (Thousands)

Change in benefit obligations:
    Benefit obligation at beginning of year      $  21,437        $  23,641
    Service cost (excluding expense component)         441              485
    Interest cost                                    1,738            1,611
    Actuarial (gain) loss                            2,749           (2,891)
    Benefits paid                                   (1,744)          (1,409)
                                               -------------    --------------
    Benefit obligation at end of year            $  24,621        $  21,437
                                               =============    ==============
Change in plan assets:
    Fair value of plan assets at
      beginning of year                          $   29,240       $  28,068
    Actual return on plan assets                      1,052           2,691
    Employer contribution                                 -               -
    Benefits paid                                    (1,744)         (1,409)
    Expenses                                           (137)           (110)
                                               -------------    --------------
    Fair value of plan assets at end of year     $   28,411       $  29,240
                                               =============    ==============

Funded status                                    $    3,790       $   7,803
Unrecognized net actuarial (gain) loss                1,516          (2,748)
Unrecognized prior service cost                      (2,683)         (3,035)
                                               -------------    --------------
Prepaid pension cost                             $    2,623       $   2,020
                                               =============    ==============


(8)     INCOME TAXES:
        -------------
The provision (benefit) for income taxes consists of the following:
                                               Year Ended April 30,
                                     -----------------------------------------
                                         2001          2000           1999
                                     -----------   ------------   ------------
                                                   (Thousands)
Current:
   Federal                           $    (833)    $     1,946    $    6,925

Current:
   Federal                           $  (3,290)    $      (833)   $    1,946
   State and local                           8               -           286
                                     -----------   ------------   ------------
                                        (3,282)           (833)        2,232
                                     -----------   ------------   ------------
Deferred:
   Federal                                (847)          1,341        (1,397)
   State and local                         102             271          (176)
                                     -----------   ------------   ------------
                                          (745)          1,612        (1,573)
                                     -----------   ------------   ------------
Total provision (benefit)
  for income taxes                   $  (4,027)    $       779    $      659
                                     ===========   ============   ============

The components of the net deferred income tax liability are as follows:
                                                                April 30,
                                                         -----------------------
                                                            2001          2000
                                                         ---------     ---------
                                                              (Thousands)

Deferred income tax assets-
    State tax loss carryforwards                         $ 4,732       $ 5,022
    Real estate inventory valuation                          623         1,037
    Interest payable on tax settlements                      622         1,614
    Other                                                  1,323             -
                                                         ---------     ---------
     Total deferred income tax assets                      7,300         7,673
                                                         ---------     ---------

Deferred income tax liabilities-
     Real estate basis differences                          (683)          448
     Reserve for periodicals and paperbacks                 (709)         (964)
     Gain on partnership restructuring                         -          (473)
     Depreciable assets                                   (1,675)       (2,791)
     Differences related to timing of  partnership income   (142)        1,176
     Capitalized costs for financial reporting
       purposes, expensed for tax                         (1,358)       (2,003)
     Other                                                     -        (1,034)
                                                         ---------     ---------
     Total deferred income tax liabilities                (4,567)       (5,641)
                                                         ---------     ---------

     Valuation allowance for realization of state tax
       loss carryforwards                                 (4,615)       (4,659)
                                                         ---------     ---------
  Net deferred income tax liability                      $(1,882)      $(2,627)
                                                         =========     =========


The following table reconciles taxes computed at the U.S. federal statutory income tax rate to the Company's actual tax provision (benefit):


                                                      Year Ended April 30,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
                                                         (Thousands)

Computed tax provision at
  statutory rate                              $    (500)  $     662   $   2,787

Increase (reduction) in tax resulting from:
     State income taxes, net of federal
       income tax effect                             73         126         491
     Net reduction in tax liability as a
          result of IRS settlement               (3,500)          -      (2,401)
     Nondeductible meals and entertainment           57          71          90
     Other                                         (157)        (80)       (308)
                                              ----------  ----------  ----------
Actual tax provision (benefit)                $  (4,027)  $     779   $     659
                                              ==========  ==========  ==========


For many years, the Company has been involved in an ongoing process of audits of its federal tax returns by the Internal Revenue Service ("IRS") for fiscal years 1984 through 1996. In prior years, the Company has reached various agreements with the IRS for the years 1984 through 1992. During the year ended April 30,

1999, the Company recorded a tax benefit of approximately $2.4 million representing the settlement of IRS examinations for the years 1990 through 1992 at an amount less than that which the Company believed would be required. During the year ended April 30, 2000, the Company made a payment of $4.3 million of taxes and interest in connection with the interim resolution of certain matters related to the examination of the Company's tax returns for the years 1993 through 1996. During the year ended April 30, 2001, the Company received final notification from the IRS of the amount due with respect to certain outstanding tax issues related to IRS audits of the Company's 1993 and 1994 tax returns. In March 1, 2001, the Company made a payment of approximately $700,000 for all federal taxes and interest related to this matter, which is less than the amount which the Company had previously accrued on account thereof. At the same time the Company received final notification from the IRS that the outstanding tax issues related to the IRS examinations of the Company's 1995 and 1996 tax returns were resolved and as a result of the resolution of these matters, the Company recognized a tax benefit of $3.5 million in the quarter ended January 31, 2001. In addition, the Company has reclassified the remaining liability balance of "Taxes payable - Amounts subsequently due," which principally represents an estimate of additional state taxes and interest due resulting from adjustments on IRS audits, to "Taxes payable - Amounts due within one year."

 (9)      SHAREHOLDERS' EQUITY:
          ---------------------
The Company has from time to time reacquired its shares to be held as treasury stock as part of a stock repurchase program. During fiscal 2000 the Company reacquired 143,000 of its common shares at a cost of approximately $857,000. During fiscal 2001, the Board of Directors authorized an additional repurchase of stock by means of a self-tender "Dutch Auction" for 725,000 shares of the Company's stock at a price not to exceed $7.00 per share and not lower than $5.25 per share. As a result of this program and other repurchases, the Company reacquired a total of approximately 668,000 shares at an aggregate cost of approximately $4.8 million.

(10)     RESTRUCTURING COSTS:
         --------------------
During the fourth quarter of 1999, the Company implemented a plan to wind-down its homebuilding operations, to sell all of its landholdings in Colorado and California, and to concentrate its real estate activities on developing and marketing its landholdings at Rio Rancho, New Mexico. As a result, the Company incurred restructuring-related charges of approximately $1.1 million, including severance and lease termination payments, and wrote-off unamortized goodwill and acquisition-related costs of approximately $1.0 million incurred in connection with its acquisition of certain real estate assets in California.

During 2001 and 2000, the Company recorded additional charges of approximately $2.1 million and $3.8 million to provide for reserves and write-downs related to the continuing wind-down of real estate projects in California and Colorado, which was charged to cost of sales and other operations.

The Company's decision to change its real estate focus to emphasize land development operations in New Mexico and wind-down homebuilding operations is not considered to be a permanent change of strategy, and accordingly, the Company has presented the results of operations for homebuilding activities in continuing operations.


(11)     COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Land sale contracts
         -------------------
The Company has entered into several conditional sales contracts for the sale of approximately 1,300 lots in Rio Rancho and Colorado which would close at varying times over the next several years; however, since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts.

         Non-cancelable leases
         ---------------------
The Company is obligated under long-term non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense (in thousands) for 2001, 2000 and 1999 was approximately $3,767, $4,667 and $5,477, respectively.

The approximate minimum rental commitments for years subsequent to April 30, 2001, are as follows (in thousands): 2002 - $2,019; 2003 - $1,104; 2004 - $962;
2005 - $917; 2006 - $493; and the total future minimum rental payments - $4,015.

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

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS:
         ------------------------------------
The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates changes. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables is $5.0 million, versus a carrying amount of $5.2 million, and $6.8 million versus $6.9 million, respectively, at April 30, 2001 and April 30, 2000. The estimated fair value of the Company's long-term, fixed-rate notes payable is $6.3 million versus a carrying amount of $6.2 million as of April 30, 2001 and $7.5 million versus $7.6 million as of April 30, 2000.

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

The following schedules set forth summarized data relative to the industry segments (amounts in thousands):

                                          Land           Home                                   Corporate
                                          Sales        Building    Distribution   Fulfillment   and Other   Consolidated
                                        ---------      ---------   ------------   -----------   ---------   ------------
Year ended April 30, 2001:
   Revenues                             $ 17,914       $  4,805    $   13,899     $   34,671    $  1,920    $    73,209
   Operating expenses                     12,808          6,900        15,963         32,099       4,138         71,908
   Interest expense, net                     350             42         1,740            472         167          2,771
                                        ---------      ---------   ------------   -----------   ---------   ------------
   Pretax income (loss) contribution    $  4,756       $ (2,137)   $   (3,804)    $    2,100    $ (2,385)   $    (1,470)
                                        =========      =========   ============   ===========   =========   ============

   Depreciation and amortization        $    106       $    150    $    1,093     $    1,311    $    373    $     3,033
   Identifiable assets                  $ 79,032       $  4,194    $   42,937     $   19,540    $ 19,141    $   164,844
   Capital expenditures                 $      -       $      -    $      295     $    1,020    $    730    $     2,045

------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2000:
   Revenues                             $ 33,629       $ 30,674    $   15,927     $   36,621    $  2,982    $   119,833
   Operating expenses                     24,851         34,218        15,858         35,006       5,006        114,939
   Interest expense, net                     370            241         1,558            553         224          2,946
                                        ---------      ---------   ------------   -----------   ---------   ------------
   Pretax income (loss) contribution    $  8,408       $ (3,785)   $   (1,489)    $    1,062    $ (2,248)   $     1,948
                                        =========      =========   ============   ===========   =========   ============

   Depreciation and amortization        $    361       $    860    $    1,076     $    1,585    $    222    $     4,104
   Identifiable assets                  $ 77,808       $ 10,247    $   43,157     $   16,778    $ 24,446    $   172,436
   Capital expenditures                 $    905       $      -    $      592     $    1,159    $      3    $     2,659
                                                       -

------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 1999:
   Revenues                             $ 36,846       $ 92,637    $   20,377     $   36,977    $  3,454    $   190,291
   Operating expenses                     24,847         91,151        19,103         35,486       4,657        175,244
   Restructuring costs                         -          2,108             -              -           -          2,108
   Interest expense, net                     459          1,394         1,954            731         205          4,743
                                        ---------      ---------   ------------   -----------   ---------   ------------
   Pretax income (loss) contribution    $ 11,540       $  2,016)   $     (680)    $      760    $ (1,408)   $     8,196
                                        =========      =========   ============   ===========   =========   ============


   Depreciation and amortization        $    362       $  1,857    $      891     $    1,512    $    208    $     4,830
   Identifiable assets                  $ 62,207       $ 55,310    $   61,791     $   18,528    $ 19,941    $   217,777
   Capital expenditures                 $  1,043       $    679    $      168     $      970    $    445    $     3,305
------------------------------------------------------------------------------------------------------------------------



Selected Quarterly Financial Data (Unaudited):
----------------------------------------------
                                             (In thousands of dollars, except per share amounts)
                                                                  Quarter Ended
                                         ----------------------------------------------------------------
                                            July 31,       October 31,      January 31,      April 30,
                                              2000            2000             2001(a)          2001
                                         --------------   --------------  ---------------  --------------
Revenues                                 $      18,210    $      17,391   $      16,031    $      21,577

Gross Profit                                     3,892            4,566            (31)            5,147

Net Income (Loss)                        $       (214)    $         554   $       1,326    $         891
                                         ==============   ==============  ===============  ==============
Earnings (Loss) Per Share -
    Basic and Diluted (b)                $      (0.03)    $        0.08   $        0.20    $        0.14
                                         ==============   ==============  ===============  ==============

                                                                  Quarter Ended
                                         -----------------------------------------------------------------
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
                                         ==============   ==============  ===============  ==============

(a) Includes a tax benefit of $3.5 million to reflect the settlement of IRS tax examinations. See Note 8.
(b) The sum of the quarters does not equal the year-to-date earnings per share, due to the changes of average shares outstanding during the year.

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

                                     PART IV
                                     -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------

(a)  1.  The  following   financial   statements  and  supplementary   financial
         information are filed as part of this report:

     AMREP Corporation and Subsidiaries:

     o Report of Independent Public Accountants - Arthur Andersen LLP

     o Consolidated Balance Sheets - April 30, 2001 and 2000

     o Consolidated Statements of Operations for the Three Years Ended April 30, 2001

     o Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2001

     o Consolidated Statements of Cash Flows for the Three Years
        Ended April 30, 2001

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

(b) During the quarter ended April 30, 2001, Registrant filed no Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           AMREP  CORPORATION
                                                              (Registrant)

Dated:  August 13, 2001                                    By /s/Peter M. Pizza
                                                               Peter M. Pizza
                                                               Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Peter M. Pizza                                       /s/Nicholas G. Karabots
   Peter M. Pizza                                          Nicholas G. Karabots
   Vice President,                                         Director
   Principal Financial Officer                          Dated:  August 13, 2001
   and Principal Accounting Officer*
Dated:  August 13, 2001

/s/Jerome Belson                                        /s/Albert V.  Russo
   Jerome Belson                                           Albert V. Russo
  Director                                                 Director
Dated:  August 13, 2001                                 Dated:  August 13, 2001

/s/Edward B. Cloues, II                                 /s/Samuel N. Seidman
   Edward B. Cloues, II                                    Samuel N. Seidman
   Director                                                Director
Dated:  August 13, 2001                                 Dated:  August 13, 2001

/s/Lonnie A. Coombs                                     /s/James Wall
   Lonnie A. Coombs                                        James Wall
   Director                                                Director
Dated:  August 13, 2001                                 Dated:  August 13, 2001



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

                                                      Additions
                                            -----------------------------
                                               Charges       Charged
                               Balance at    (Credits) to  (Credited) to
                               Beginning      Costs and        Other                         Balance at End
Description                    of Period      Expenses       Accounts        Deductions        of Period
-----------                   -----------   -------------  --------------   ------------     --------------
FOR THE YEAR ENDED
APRIL 30, 2001:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     361    $       (21)   $          -      $     167       $        173
                              -----------   -------------  --------------   ------------     --------------
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the
  consolidated balance sheet)  $  64,628    $   (11,509)   $          -      $   2,706(A)    $     50,413
                              -----------   -------------  --------------   ------------     --------------
FOR THE YEAR ENDED
APRIL 30, 2000:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     255    $       106    $          -      $       -       $        361
                              -----------   -------------  --------------   ------------     --------------
 Allowance for estimated
 returns and doubtful accounts
 (included in receivables -
 magazine circulation
 operations on the
 consolidated balance sheet)   $  44,357    $    41,387    $          -      $ 21,116(A)     $     64,628
                              -----------   -------------  --------------   ------------     --------------
FOR THE YEAR ENDED
APRIL 30, 1999:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     291     $      74     $          -      $    110(A)     $        255
                              -----------   -------------  --------------   ------------     --------------
 Allowance for estimated
 returns and doubtful accounts
 (included in receivables -
 magazine circulation
 operations on the
 consolidated balance sheet)   $  51,895     $  (3,528)    $          -      $  4,010(A)     $     44,357
                              -----------   -------------  --------------   ------------     --------------

          NOTE: (A) Uncollectible accounts written off.


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

4 (e) Fourth Modification Agreement dated as of March 16, 2001 to the Kable Loan Agreement - Incorporated by reference to Exhibit 4(e) to Registrant's Annual Report on Form 10-K for fiscal year ended
           April 20, 2001.

4 (f) Fifth Modification Agreement dated as of June 11, 2001 to the Kable Loan Agreement - Incorporated by reference to Exhibit 4(f) to Registrant's Annual Report on Form 10-K for fiscal year ended
           April 20, 2001.


4 (g) Master Loan Agreement dated July 31, 2000 between Amrep Southwest, Inc. and Wells Fargo Bank New Mexico, N.A. and First Amendment dated January 5, 2001 and Second Amendment dated June 15, 2001 thereto - Incorporated by reference to Exhibit 4(g) to Registrant's Annual Report on Form 10-K for fiscal year ended April 20, 2001.


10 (a) 1992 Stock Option Plan - Incorporated by reference to Exhibit 10 (h) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.*

10 (b) Non-Employee Directors Option Plan, as amended - Incorporated by reference to Exhibit 10 (i) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.*

10 (c) Employment Termination and Consulting Agreement and General Release dated July 28, 2000 between registrant and Kable News Company, Inc. and Daniel Friedman - Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000.*

10 (d) Employment Termination and Consulting Agreement and General Release dated January 17, 2001 between Registrant and Mohan Vachani - Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2001.*

21 Subsidiaries of Registrant - Incorporated by reference to Exhibit 21 to Registrant's Annual Report on Form 10-K for fiscal year ended April 20, 2001.

23         Consent of Arthur Andersen LLP - Filed herewith.

_________________________________________
* Management contract or compensatory plan or arrangement in which directors or officers participate.