Form 10-Q
period 2001-07-31
AMREP CORP
filed 2001-09-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2001
      --------------------------------------------------------------------

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 14, 2001 - 6,573,586.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX




PART I.  FINANCIAL INFORMATION                                         PAGE NO.
-------                                                                --------

Item 1.  Consolidated Financial Statements:

         Balance Sheets
            July 31, 2001 (Unaudited) and
            April 30, 2001 (Audited)                                      1

         Statements of Operations and Retained Earnings (Unaudited)
            Three Months Ended July 31, 2001 and 2000                     2

         Statements of Cash Flows (Unaudited)
            Three Months Ended July 31, 2001 and 2000                     3

         Notes to Consolidated Financial Statements                       4

Item 2.  Management's Discussion and Analysis                            5-7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       7


PART II.  OTHER INFORMATION
--------

Item 6. Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                9

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        July 31, 2001 and April 30, 2001
               (Thousands, except par value and number of shares)

                                           July 31, 2001          April 30,2001
                                       ------------------     ------------------
                                            (Unaudited)             (Audited)
ASSETS
                                           $     10,409           $   15,941
Cash and cash equivalents
Receivables, net:
   Real estate operations                         6,318                7,070
   Magazine circulation operations               43,239               37,533
Real estate inventory                            69,537               73,347
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $15,707 at July 31, 2001
   and $15,286 at April 30, 2001.                14,037               14,314
Other assets                                     11,563               11,448
Excess of cost of subsidiary over
   net assets acquired                            5,191                5,191
                                       ------------------     ------------------
                                           $    160,294           $  164,844
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                           $     21,677           $   19,735
Deposits and accrued expenses                     7,583                7,591
Notes payable:
   Amounts due within one year                   32,929                9,490
   Amounts subsequently due                       5,509               34,770
                                       ------------------     ------------------
                                                 38,438               44,260

Taxes payable                                     1,298                1,595
Deferred income taxes                             1,882                1,882
                                       ------------------     ------------------
                                                 70,878               75,063
                                       ------------------     ------------------

Commitments and Contingencies

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000;
    shares issued -7,399,677
    at July 31, 2001 and April  30, 2001            740                  740
  Capital contributed in excess of par value     44,935               44,935
  Retained earnings                              49,450               49,815
  Treasury stock, at cost; 826,091
     shares at July 31, 2001
     and April 30, 2001                          (5,709)              (5,709)
                                       ------------------     ------------------
                                                 89,416               89,781
                                       ------------------     ------------------
                                           $    160,294           $  164,844
                                       ==================     ==================

                See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2001 and 2000
                      (Thousands, except per share amounts)

                                              2001                     2000
                                       ----------------        -----------------
REVENUES

Real estate operations:
 Land sales                            $       7,266           $        2,771
 Home and condominium sales                       -                     2,213
                                       ----------------        -----------------
                                               7,266                    4,984
Magazine circulation operations               11,598                   12,329
Interest and other operations                    786                      897
                                       ----------------        -----------------
                                              19,650                   18,210
                                       ----------------        -----------------

COSTS AND EXPENSES

Real estate cost of sales:
 Land sales                                    6,472                    1,356
 Home and condominium sales                       23                    2,207
Operating expenses:
 Magazine circulation operations               9,722                   10,206
 Real estate commissions and selling             150                      327
 Other operations                                619                      549
General and administrative:
 Real estate operations and corporate            986                    1,250
 Magazine circulation operations               1,770                    1,853
Interest, net                                    516                      818
                                       ----------------        -----------------
                                              20,258                   18,566
                                       ----------------        -----------------
        Loss before income taxes                (608)                    (356)


BENEFIT FROM INCOME TAXES                       (243)                    (142)
                                       ----------------        -----------------
NET LOSS                                        (365)                    (214)
RETAINED EARNINGS, beginning of period        49,815                   47,258
                                       ----------------        -----------------
RETAINED EARNINGS, end of period       $      49,450           $       47,044
                                       ================        =================
NET LOSS PER SHARE - BASIC AND DILUTED $       (0.06)          $        (0.03)
                                       ================        =================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             6,574                    6,922
                                       ================        =================

                See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31,2001 and 2000
                                   (Thousands)

                                              2001                    2000
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $     (365)             $     (214)
                                      -----------------       ------------------
Adjustments to reconcile net income to net
  cash provided (used)
by operating activities -
 Depreciation and amortization                 650                     754
 Non-cash credits and charges:
    Pension benefit accrual                    (96)                   (185)
    Bad debt expense                            74                     128
 Changes in assets and liabilities -
  Receivables                               (5,028)                   (890)
  Real estate inventory                      3,810                  (1,497)
  Other assets                                (248)                    375
  Accounts payable, deposits and
   accrued expenses                          1,934                  (1,514)
  Taxes payable                               (297)                    592
  Deferred income taxes                          -                      39
                                      -----------------       ------------------
  Total adjustments                            799                  (2,198)
                                      -----------------       ------------------
  Net cash provided (used)
     by operating activities                   434                  (2,412)
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                         (144)                   (231)
                                      -----------------       ------------------
  Net cash used by investing activities       (144)                   (231)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing               56,295                  20,960
 Principal debt payments                   (62,117)                (15,599)
 Proceeds from exercise of stock option          -                       6
 Purchase of treasury stock                      -                  (4,261)
                                      -----------------       ------------------
  Net cash (used) provided
    by financing activities                 (5,822)                  1,106
                                      -----------------       ------------------
 Decrease in cash and cash equivalents      (5,532)                 (1,537)
CASH AND CASH EQUIVALENTS,
    beginning of period                     15,941                  12,934
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS, end of period $  10,409              $   11,397
                                      =================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of
    amounts capitalized                  $     742              $    1,013
                                      =================       ==================
 Income taxes paid (refunded )           $      54              $     (771)
                                      =================       ==================

                See notes to consolidated financial statements.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2001 and 2000

(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2001 balance sheet amounts have been derived from the April 30, 2001 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         INDUSTRY SEGMENTS:

The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three month periods ended July 31, 2001 and 2000.


THREE MONTH                          Land            Home                                          Corporate
                                  Operations       Building      Distribution      Fulfillment     and Other      Consolidated
                                  ----------      ----------     ------------      -----------     ---------      ------------

July 2001 (Thousands):
   Revenues                       $   7,509        $     16       $   3,567         $   8,031       $   527        $   19,650
   Expenses(excluding interest)       7,322             111           3,283             8,209           817            19,742
   Interest expense, net                 45               -             351                83            37               516
                                  ----------      ----------     -----------       -----------     ---------      ------------
   Pretax income (loss)
     contribution                 $     142        $    (95)      $     (67)        $    (261)      $  (327)       $     (608)
                                  ==========      ==========     ===========       ===========     =========      ============
Identifiable assets               $  79,595        $  2,208       $  39,758         $  19,138       $19,595        $  160,294


_______________________________________________________________________________________________________________________________

July 2000 (Thousands):
   Revenues                       $   3,055        $  2,239       $   3,833         $   8,496       $   587        $   18,210
   Expenses(excluding interest)       2,124           2,434           3,710             8,349         1,131            17,748
   Interest expense, net                114              29             491               139            45               818
                                  ----------      ----------     ------------      -----------     ---------      ------------
   Pretax income (loss)
     contribution                 $     817        $   (224)      $    (368)        $       8       $  (589)       $     (356)
                                  ==========      ==========     ===========       ===========     =========      ============
  Identifiable assets             $  75,126        $  7,128       $  51,892         $  18,470       $19,829        $  172,445
_______________________________________________________________________________________________________________________________


                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations for the Three Months ended July 31, 2001
--------------------------------------------------------------

Revenues from land sales increased from $2.8 million in the first quarter of fiscal 2001 to $7.3 million in the same period this year as the result of a large land sale in California made as part of the Company's program to dispose of all real estate assets in markets outside of New Mexico. This sale contributed substantial cash to the Company but only a very small profit. Gross profits from land sales were lower in the current fiscal year because of a decline in the sales volume of residential lots to other homebuilders as well as in the number of commercial and industrial land sales made in the Company's core New Mexico market. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods. In addition, there were no revenues from the sale of homes and condominiums in the first quarter of the current fiscal year, as the Company has completed substantially all home sales activities as part of its previously announced real estate restructuring. There was $2.2 million of revenues from the sale of 8 homes in the first quarter of the prior year. As of July 31, 2001, the Company had 3 remaining homes completed and under contract, all of which closed in August 2001.

First quarter revenues from magazine circulation operations of the Company's Kable News Company ("Kable") subsidiary decreased from $12.3 million in fiscal 2001 to $11.6 million in the current year. Revenues from Fulfillment Services decreased from $8.5 million last year to $8.0 million in the current year, primarily as the result of the loss of sweepstakes processing business for customers, while Newsstand Distribution Services' revenues decreased from $3.8 million last year to $3.6 million in the current year, primarily as the result of decreased magazine sales for existing customers. Operating results for Kable were comparable on a year to year basis, however, as reduced costs substantially offset the revenue decrease.

Real estate commissions and selling expenses decreased by more than 50% in the first quarter of fiscal 2002 compared to the same period last year as a result of the continuing wind-down of homebuilding operations and elimination of related costs. Real estate and corporate general and administrative expenses also decreased by approximately 21%, due in part to the effects of the Company's real estate restructuring and related downsizing of administrative functions. In addition, the prior year included an accrual of approximately $350,000 for severance and related benefits of Kable's CEO and other corporate personnel. General and administrative costs of magazine circulation operations decreased approximately 4% from the prior year, which is the net effect of savings resulting from a cost reduction program implemented throughout Kable, particularly within the Distribution Services segment, partly offset by additional costs incurred in connection with the start-up of the Company's internet-related activities and other new business opportunities. Net interest expense decreased approximately 37% due to lower borrowing levels in both real estate and magazine circulation operations and also lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements.

Cash Flows From Financing Activities
------------------------------------

The Company's subsidiaries have two line of credit arrangements, both of which are collateralized by various assets. Based upon collateral availability, the Company had an aggregate borrowing availability of $33.4 million at July 31, 2001 against which $32.3 million had been borrowed.

Kable News Company has a line-of-credit agreement with a group of banks under which, as a result of a modification of the agreement entered into in June 2001, the commitment amount was reduced to $25.6 million as of July 31, 2001. This line, under which $24.8 million was outstanding at July 31, 2001, bears interest at the prime rate plus 1%, matures on May 1, 2002, is secured by substantially all of Kable's assets and is guaranteed by the Company. In accordance with the June 2001 modification, the commitment amount will be reduced to $23.5 million at December 31, 2001.

The Company has initiated discussions with the lead bank to explore a modification and/or reformulation of the lending group, and is also in discussions with other potential lenders; while no agreements have been reached at this time and there are no assurances that the Company will be able to renegotiate or extend the terms of the credit agreement beyond May 1, 2002 or find replacement lenders, management believes that Kable will be able to replace this line of credit before May 1, 2002.

The other line-of-credit borrowings by the Company's principal real estate subsidiary are used to support real estate development in New Mexico. These loans are collateralized by certain real estate assets, are subject to available collateral and various financial performance and other covenants and certain of them are guaranteed by the Company. At July 31, 2001 the maximum available under real estate line-of-credit arrangements totaled $7.8 million of which borrowings of $7.5 million were outstanding.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $69.5 million at July 31, 2001 compared to $73.3 million at April 30, 2001. This change includes a $4.7 million decrease in inventories outside of New Mexico, principally as a result of the sale of property in California mentioned above, offset by an approximate $.9 million increase in New Mexico, where several sites are presently under development.

Receivables from magazine circulation operations increased by approximately $5.7 million at July 31, 2001 compared to April 30, 2001 primarily as the result of the timing of distribution billings.

Statement of Forward-Looking Information
----------------------------------------

Certain information included herein, including management's belief that Kable will be able to replace its existing line of credit beyond May 1, 2002 if required to do so, and in other Company statements, reports and filings with the Securities and Exchange Commission is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to Item 7 of the Annual Report on Form 10-K for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There have been no material changes to the Company's market risk for the three-month period ended July 31, 2001. See Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001 for additional information regarding quantitative and qualitative disclosures about market risk.

                            PART II OTHER INFORMATION
                            -------------------------


         Item 6.           Exhibits and Reports on Form 8-K
         -------           --------------------------------

                           (a)      Exhibits:

                                    None

                           (b)      Reports on Form 8-K

                                    No reports on Form 8-K were filed by the Registrant during the quarter ended
                                    July 31, 2001.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMREP Corporation
                                                (Registrant)




  Dated:  September 14, 2001                 By:      /s/ Peter M. Pizza
                                                      Peter M. Pizza
                                                      Vice President and Chief
                                                      Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)