Form 10-Q
period 2001-10-31
AMREP CORP
filed 2001-12-11
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2001
                                               ----------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to  _____________________

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 10, 2001 - 6,573,586.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                          PAGE NO.
-------
Item 1.  Consolidated Financial Statements:

         Balance Sheets
            October 31, 2001 (Unaudited) and
            April 30, 2001 (Audited)                                       1

         Statements of Operations and Retained Earnings (Unaudited)        2
            Three Months Ended October 31, 2001 and 2000

         Statements of Operations and Retained Earnings (Unaudited)
            Six Months Ended October 31, 2001 and 2000                     3

         Statements of Cash Flows (Unaudited)
            Six Months Ended October 31, 2001 and 2000                     4

         Notes to Consolidated Financial Statements                      5 - 6

Item 2. Management's Discussion and Analysis                             7 - 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk         9


PART II.  OTHER INFORMATION
--------
Item 4. Submission of Matters to a Vote of Security Holders                10

Item 6. Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                 11

EXHIBIT INDEX                                                              12

                          PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------
                       AMREP CORPORATION AND SUBSIDIARIES
                           Concolidated Balance Sheets
                (Thousands, except parvalue and number of shares)

                                        October 31, 2001        April 30, 2001
                                       ------------------     ------------------
                                          (Unaudited)             (Audited)
ASSETS
------
Cash and cash equivalents             $      15,467          $      15,941
Receivables, net:
   Real estate operations                     6,864                  7,070
   Magazine circulation operations           44,744                 37,533
Real estate inventory                        61,476                 73,347
Property, plant and equipment, at cost, net
   of accumulated depreciation and
   amortization of $16,080 at October 31,
   2001 and $15,286 at April 30, 2001        14,993                 14,314
Other assets                                 10,150                 11,448
Excess of cost of subsidiary over
   net assets acquired                        5,191                  5,191
                                       ------------------     ------------------
                                       $    158,885           $    164,844
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable                       $     27,049           $     19,735

Deposits and accrued expenses                 8,287                  7,591
Notes payable:
   Amounts due within one year               21,902                  9,490
   Amounts subsequently due                   6,238                 34,770
                                       ------------------     ------------------
                                             28,140                 44,260

Taxes payable                                 2,572                  1,785
Deferred income taxes                         1,692                  1,692
                                       ------------------     ------------------
                                             67,740                 75,063
                                       ------------------     ------------------

Commitments and contingencies

Shareholders' equity:
   Common stock, $.10 par value;
      shares authorized  - 20,000,000; shares
      issued - 7,399,677 at October 31, 2001
      and April 30, 2001                        740                    740
   Capital contributed in excess
      of par value                           44,935                 44,935
   Retained earnings                         51,179                 49,815
   Treasury stock, at cost; 826,091 shares
      at October 31, 2001 and April 30, 2001 (5,709)                (5,709)
                                       ------------------     ------------------
                                             91,145                 89,781
                                       ------------------     ------------------
                                       $    158,885           $    164,844
                                       ==================     ==================
                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2001 and 2000
                      (Thousands, except per share amounts)

                                            2001                     2000
                                     ------------------      -------------------
REVENUES
--------
Real estate operations:
   Land sales                          $   13,537            $      3,112
   Home and condominium sales                 635                     507
                                     ------------------      -------------------
                                           14,172                   3,619

Magazine circulation operations            13,112                  12,740
Interest and other operations                 934                   1,032
                                     ------------------      -------------------
                                           28,218                  17,391
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------
Real estate cost of sales:
   Land sales                              10,940                   1,165
   Home and condominium sales                 717                   1,166
Operating expenses:
   Magazine circulation operations          9,712                   9,917
   Real estate commissions and selling        452                     256
   Other operations                           621                     577
General and administrative:
   Real estate operations and corporate       822                     907
   Magazine circulation operations          1,630                   1,676
   Interest, net                              442                     803
                                     ------------------      -------------------
                                           25,336                  16,467
                                     ------------------      -------------------
         Income before income taxes         2,882                     924

PROVISION FOR  INCOME TAXES                 1,153                     370
                                     ------------------      -------------------
NET INCOME                                  1,729                     554

RETAINED EARNINGS, beginning of period     49,450                  47,045
                                     ------------------      -------------------
RETAINED EARNINGS, end of period   $       51,179           $      47,599
                                     ==================      ===================
NET INCOME PER SHARE - BASIC
   AND DILUTED                     $         0.26           $        0.08
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          6,574                   6,629
                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2001 and 2000
                      (Thousands, except per share amounts)

                                            2001                     2000
                                     ------------------      -------------------
REVENUES
--------
Real estate operations:
   Land sales                       $       20,803          $        5,883
   Home and condominium sales                  635                   2,720
                                     ------------------      -------------------
                                            21,438                   8,603

Magazine circulation operations             24,710                  25,069
Interest and other operations                1,720                   1,929
                                     ------------------      -------------------
                                            47,868                  35,601
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------
Real estate cost of sales:
   Land sales                               17,412                   2,521
   Home and condominium sales                  740                   3,373
Operating expenses:
   Magazine circulation operations          19,434                  20,123
   Real estate commissions and selling         602                     583
   Other operations                          1,240                   1,126
General and administrative:
   Real estate operations and corporate      1,808                   2,157
   Magazine circulation operations           3,400                   3,529
   Interest, net                               958                   1,621
                                     ------------------      -------------------
                                            45,594                  35,033
                                     ------------------      -------------------
         Income before income taxes          2,274                     568

PROVISION FOR  INCOME TAXES                    910                     227
                                     ------------------      -------------------
NET INCOME                                   1,364                     341

RETAINED EARNINGS, beginning of period      49,815                  47,258
                                     ------------------      -------------------
RETAINED EARNINGS, end of period   $        51,179           $      47,599
                                     ==================      ===================
NET INCOME PER SHARE -
   BASIC AND DILUTED               $           .21           $         .05
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           6,574                   6,775
                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2001 and 2000
                                   (Thousands)
                                              2001                    2000
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                          $        1,364           $         341
                                      -----------------       ------------------
Adjustments to reconcile net income
to net cash provided (used)
by operating activities -
 Depreciation and amortization               1,267                   1,536
 Non-cash credits and charges:
   (Gain) on disposition of fixed assets         -                    (192)
   Inventory and joint venture valuation
     adjustments                                 -                     283
   Pension benefit accrual                    (192)                  ( 369)
   Bad debt reserve                            324                     232
   Changes in assets and liabilities -
      Receivables                           (7,329)                  4,939
      Real estate inventory                 11,871                  (5,176)
      Other assets                           1,017                     265
      Accounts payable, deposits
        and accrued expenses                 8,010                  (2,313)
      Taxes payable                            787                     840
                                      -----------------       ------------------
          Total adjustments                 15,755                      45
                                      -----------------       ------------------
          Net cash provided by
          operating activities              17,119                     386
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                     (1,473)                 (1,251)
   Proceeds from assets sold                     -                     990
                                      -----------------       ------------------
          Net cash used
          by investing activities           (1,473)                   (261)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing             12,915                  13,125
   Principal debt payments                 (29,035)                 (9,873)
   Proceeds from exercise of stock option        -                       6
   Purchase of treasury stock                    -                  (4,492)
                                      -----------------       ------------------
        Net cash used by
        financing activities               (16,120)                 (1,234)
                                      -----------------       ------------------
   Decrease in cash and cash equivalents      (474)                 (1,109)
CASH AND CASH EQUIVALENTS, beginning
   of period                                15,941                  12,934
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS, end
   of period                        $       15,467           $      11,825
                                      =================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of
    amounts capitalized             $          958           $       1,621
                                      =================       ==================
   Income taxes paid (refunded)     $           67           $        (771)
                                      =================       ==================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended October 31, 2001 and 2000

(1)      BASIS OF PRESENTATION
         ---------------------
The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2001 balance sheet amounts have been derived from the April 30, 2001 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS
         -----------------
The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three and six month periods ended October 31, 2001 and 2000. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the land operations and homebuilding segments, depending upon the nature of business activity.


THREE MONTHS                           Land        Home                                 Corporate
                                    Operations   Building   Distribution  Fulfillment   and Other   Consolidated

October 2001 (Thousands):
   Revenues                       $  13,852      $   651       $   4,191     $  8,921   $    603     $  28,218
   Expenses(excluding interest)      11,938          813           3,191        8,151        801        24,894
   Interest expense, net                 36            -             312           59         35           442
                                  -----------    -----------   ------------  ---------- ------------ ------------
   Pretax income (loss)
     contribution                 $   1,878      $  (162)      $     688     $    711   $   (233)    $  2,882
                                  ===========    ===========   ============  ========== ============ ============


-----------------------------------------------------------------------------------------------------------------

October 2000 (Thousands):
   Revenues                       $   3,576      $   529       $   3,574     $  9,166   $    546     $  17,391
   Expenses(excluding interest)       1,954        1,309           3,488        8,105        808        15,664
   Interest expense, net                 81            5             524          151         42           803
                                  -----------    -----------   ------------  ---------- ------------ ------------

   Pretax income (loss)
     contribution                 $   1,541      $  (785)      $   (438)     $    910   $   (304)    $     924
                                  ===========    ===========   ============  ===========   ========= ============

-----------------------------------------------------------------------------------------------------------------

                                       5

SIX MONTHS                             Land        Home                                 Corporate
                                    Operations   Building   Distribution  Fulfillment   and Other   Consolidated


October 2001 (Thousands):
   Revenues                       $  21,361      $   667       $   7,758     $ 16,952   $  1,130     $  47,868
   Expenses(excluding interest)      19,260          924           6,474       16,360      1,618        44,636
   Interest expense, net                 81            -             663          142         72           958
                                  -----------    -----------   ------------  ----------  ----------- ------------
   Pretax income (loss)
     contribution                 $   2,020      $  (257)      $     621     $    450   $   (560)    $   2,274
                                  ===========    =========     ============  ========== ============ ============
    Identifiable assets           $  70,951      $ 2,890       $  47,215     $ 17,879   $ 19,950     $ 158,885



-----------------------------------------------------------------------------------------------------------------

October 2000 (Thousands):
   Revenues                       $   6,643      $ 2,769       $   7,407     $ 17,662   $  1,120     $  35,601
   Expenses(excluding interest)       4,078        3,757           7,198       16,454      1,925        33,412
   Interest expense, net                195           34           1,015          290         87         1,621
                                  -----------    -----------   ------------  ----------- ----------- ------------
   Pretax income (loss)
     contribution                 $   2,370      $(1,022)      $    (806)    $    918   $   (892)    $     568
                                  ===========    ===========   ============  =========== =========== ============
   Identifiable assets            $  82,409      $ 6,010       $  44,581     $ 16,473   $ 20,598     $ 170,071

-----------------------------------------------------------------------------------------------------------------

                       AMREP CORPORATION AND SUBSIDIARIES

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Results of  Operations  for the Three and Six Months ended  October 31, 2001 and
--------------------------------------------------------------------------------
2000
----
Revenues from real estate operations were $14.2 million and $21.4 million for the fiscal year 2002 three and six month periods ended October 31, 2001, respectively, compared to $3.6 million and $8.6 million in the comparable periods of the prior fiscal year. Substantially all of these revenues in both years were derived from land sales, and increased in the current fiscal year periods primarily due to large land sales in California and Colorado in the first two quarters of the current year which were made as part of the Company's restructuring of its real estate operations, including a program to dispose of all real estate assets in markets outside of New Mexico. Although these land sales generated a substantial amount of cash, the gross profits realized were marginal and, as a result, the average gross profit percentage on all land sales was 19% in the second quarter and 16% in the first six months of the current year compared to 63% and 57% in the comparable periods of the prior year. In Rio Rancho, gross profits on land sales were 48% and 44% in the three and six month periods of fiscal 2002, respectively, compared to 67% and 60% in the same periods last year. This decrease reflected the fact that the current year's activity included proportionately more sales of developed lots from projects that contribute a lower average gross profit than realized in the prior year, which included a larger proportion of undeveloped lots that on average contribute a higher gross profit percentage. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus past results are not an indication of amounts that may be expected to occur in future periods. In addition, real estate results were also favorably impacted in the three and six month periods of the current year as the company sold the final homes under development, and costs and expenses from the wind-down of homebuilding activities were less than those incurred in the prior year.

Revenues from magazine circulation operations increased to approximately $13.1 million in the second quarter ended October 31, 2001 from $12.7 million in the same period last year, and for the six months ended October 31, 2001 decreased from $25.1 million last year to $24.7 million this year. Revenues from Newsstand Distribution Services increased approximately $600,000 in this year's second quarter and $400,000 for the six month period compared to last year, partly due to improved magazine sales as well as an increase in the Company's average commission due to a changed mix of sales. Revenues from Fulfillment Services decreased by approximately $200,000 and $700,000 in the three and six month periods of fiscal 2002, respectively, compared to the same period last year due in large part to the loss of sweepstakes processing business for one customer. Magazine circulation operating expenses decreased by approximately $200,000 in the second quarter and $700,000 in the six month period, due in part to payroll-related and other cost reductions, principally in the Newsstand Distribution Services division.

Real estate commissions and selling expenses increased in both the three and six month periods ended October 31, 2001, but these expenses did not increase proportionately to sales because the sales in California and Colorado discussed above had minimal variable selling costs. Real estate and corporate general and administrative expenses decreased in both the second quarter and six months of this year compared to the same periods last year reflecting the implementation of a cost reduction program and other budgetary controls. General and administrative costs of magazine circulation operations decreased by 3% and 4% for the three and six month periods ended October 31, 2001, respectively, as a result of these measures. Interest expense decreased in both periods due to lowering average borrowings and reduced interest rates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements. Most borrowings are made by subsidiaries and guaranteed by the Company.

The Company's Kable News Company subsidiary has a line-of-credit with a group of banks under which, as a result of a modification of the agreement entered into in June 2001, the commitment amount was reduced to $25.6 million as of October 31, 2001, at which time $20.1 million was outstanding. This line bears interest at the prime rate plus 1% and matures on May 1, 2002. In accordance with the June 2001 modification, the commitment amount will be further reduced to $23.5 million at December 31, 2001.

Kable's current lenders have advised Kable that they do not intend to renew their lending commitments beyond May 1, 2002, and the Company and Kable have therefore initiated discussions with other potential lenders. Expressions of interest have been received from several of these sources, but no agreements have been reached at this time and there are no assurances that Kable will be able to find replacement lenders or renegotiate or extend the terms of the current credit agreement beyond May 1, 2002, however, management believes that Kable will be able to replace this line of credit before May 1, 2002.

The other line-of-credit borrowings are used principally to support real estate development in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At October 31, 2001, the maximum available under real estate lines-of-credit was $9.3 million, of which $4.8 million of borrowings were outstanding.

During the past several years, the Company has restructured its real estate operations by winding-down homebuilding activities and selling a substantial portion of its landholdings in Colorado, and all of its landholdings in California and Oregon. At October 31, 2001, inventories had decreased to $61.5 million compared to $73.3 million at April 30, 2001 principally as a result of sales of property in California and Colorado. In addition, notes payable relating to real estate operations had decreased to $7.4 million October 31,

2001 from $13.2 million at April 30, 2001, principally from the use of proceeds of land sales, and notes payable of magazine circulation operations had decreased to $20.7 million at October 31, 2001 from $31.1 million at April 30, 2001.

Statement of Forward-Looking Information
----------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes to the Company's market risk for the six month period ended October 31, 2000. See Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001 for additional information regarding quantitative and qualitative disclosures about market risk.

                                     PART II
                                     -------
                                Other Information
                                -----------------


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The 2001 Annual Meeting of Shareholders of the Registrant was convened on September 20, 2001 and adjourned to October 4, 2001.

At the adjourned meeting, Lonnie A. Coombs and Samuel N. Seidman were reelected directors of the Registrant by the following votes:

                                          For                     Withheld

        Lonnie A. Coombs                6,008,789                  13,217
        Samuel N. Seidman               6,008,269                  13,737



Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

   (a)   Exhibits:

     4(a) Sixth  Modification  Agreement  dated as of September 28, 2001, to the
          Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc. and American National Bank and Trust Company of Chicago, as Agent and the Lenders, as defined therein.


   (b) Reports on Form 8-K

     No reports on Form 8-K were filed by Registrant during the quarter ended October 31, 2001.

                                    FORM 10-Q

                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               AMREP CORPORATION
                                                   (Registrant)






Dated:         December 11,  2001              By: /s/ Peter M. Pizza
                                                   ------------------
                                                   Peter M. Pizza Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                        AMREP CORPORATION ANDSUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------




          4(a) Sixth Modification Agreement dated as of September 28, 2001, to the Loan Agreement dated as of September 15, 1998 between Kable News Company, Inc. and American National Bank and Trust Company of Chicago, as Agent and the Lenders, as defined therein.