Form 10-Q
period 2002-01-31
AMREP CORP
filed 2002-03-12
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    January 31, 2002
                               -------------------------------------------------
                                        OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------
                         Commission File Number 1-4702
                                                ------
                                AMREP Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oklahoma                                              59-0936128
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


641 Lexington Avenue, Sixth Floor, New York, New York              10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code               (212) 705-4700
                                                   -----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes X No
                                                            ---  ---
Number of Shares of Common Stock, par value $.10 per share, outstanding at March 11, 2002 - 6,573,586.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX




PART I.  FINANCIAL INFORMATION                                         PAGE NO.
------
Item 1.  Consolidated Financial Statements:

         Balance Sheets
            January 31, 2002 (Unaudited) and
            April 30, 2001 (Audited)                                       1

         Statements of Operations and Retained Earnings (Unaudited)
            Three Months Ended January 31, 2002 and 2001                   2

         Statements of Operations and Retained Earnings (Unaudited)
            Nine Months Ended January 31, 2002 and 2001                    3

         Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 2002 and 2001                    4

         Notes to Consolidated Financial Statements                      5 - 6

Item 2. Management's Discussion and Analysis                             7 - 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk         9


PART II.  OTHER INFORMATION
-------
Item 4. Exhibits and Reports on Form 8K                                   10

SIGNATURES                                                                11

EXHIBIT INDEX                                                             12

                          PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (Thousands, except par value and number of shares)

                                         January 31, 2002        April 30, 2001
                                       ------------------     ------------------
                                             (Unaudited)             (Audited)
ASSETS
------
Cash and cash equivalents               $      12,721          $      15,941
Receivables, net:
   Real estate operations                       6,552                  7,070
   Magazine circulation operations             36,597                 37,533
Real estate inventory                          62,203                 73,347
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $16,454 at
   January 31, 2002 and $15,286 at
   April 30, 2001                              14,958                 14,314
Other assets                                    9,249                 11,448
Excess of cost of subsidiary
   over net assets acquired                     5,191                  5,191
                                       ------------------     ------------------
                                         $    147,471           $    164,844
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable                         $     24,503          $      19,735
Deposits and accrued expenses                   7,379                  7,591
Notes payable:
   Amounts due within one year                 14,535                  9,490
   Amounts subsequently due                     5,441                 34,770
                                       ------------------     ------------------
                                               19,976                 44,260

Taxes payable                                   1,918                  1,595
Deferred income taxes                           1,882                  1,882
                                       ------------------     ------------------
                                               55,658                 75,063
                                       ------------------     ------------------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000;
    shares issued -7,399,677
    at January 31, 2002 and April 30, 2001        740                    740
  Capital contributed in excess of par value   44,935                 44,935
  Retained earnings                            51,847                 49,815
  Treasury stock, at cost; 826,091 shares
    at January 31, 2002 and April 30, 2001    ( 5,709)                (5,709)
                                       ------------------     ------------------
                                               91,813                 89,781
                                       ------------------     ------------------
                                          $   147,471           $    164,844
                                       ==================     ==================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2002 and 2001
                      (Thousands, except per share amounts)

                                             2002                     2001
                                     ------------------      -------------------
REVENUES
--------
Magazine circulation operations       $     12,178            $       11,786

Real estate operations:
   Land sales                                3,267                     2,921
   Home and condominium sales                    -                       466
                                     ------------------      -------------------
                                             3,267                     3,387

Interest and other operations                  852                       858
                                     ------------------      -------------------

                                            16,297                    16,031
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------
Operating expenses:
   Magazine circulation operations           9,549                    11,830
   Real estate commissions and selling         143                       270
   Other operations                            697                     1,045
Real estate cost of sales:
   Land sales                                2,106                     1,976
   Home and condominium sales                    -                     1,208
General and administrative:
   Magazine circulation operations           1,674                     1,674
   Real estate operations and corporate        777                       965
   Interest, net                               238                       686
                                     ------------------      -------------------
                                            15,184                    19,654
                                     ------------------      -------------------
       Income (loss) before income taxes     1,113                    (3,623)

PROVISION (BENEFIT) FOR  INCOME TAXES          445                    (4,949)
                                     ------------------      -------------------
NET INCOME                                     668                     1,326

RETAINED EARNINGS, beginning of period      51,179                    47,597
                                     ------------------      -------------------
RETAINED EARNINGS, end of period      $     51,847            $       48,923
                                     ==================      ===================
NET INCOME PER SHARE -
    BASIC AND DILUTED                 $       0.10            $         0.20
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           6,574                     6,600
                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2002 and 2001
                      (Thousands, except per share amounts)

                                             2002                     2001
                                     ------------------      -------------------
REVENUES
--------
Magazine circulation operations       $     36,888           $       36,855

Real estate operations:
   Land sales                               24,070                    8,804
   Home and condominium sales                  635                    3,186
                                     ------------------      -------------------
                                            24,705                   11,990

Interest and other operations                2,572                    2,787
                                     ------------------      -------------------

                                            64,165                   51,632
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------
Operating expenses:
   Magazine circulation operations          28,983                   31,953
   Real estate commissions and selling         745                      853
   Other operations                          1,937                    2,171
Real estate cost of sales:

   Land sales                               19,519                    4,501
   Home and condominium sales                  739                    4,581
General and administrative:
   Magazine circulation operations           5,074                    5,203
   Real estate operations and corporate      2,585                    3,122
   Interest, net                             1,196                    2,307
                                     ------------------      -------------------
                                            60,778                   54,691
                                     ------------------      -------------------
       Income (loss) before income taxes     3,387                   (3,059)

PROVISION (BENEFIT) FOR  INCOME TAXES        1,355                   (4,724)
                                     ------------------      -------------------
NET INCOME                                   2,032                    1,665

RETAINED EARNINGS, beginning of period      49,815                   47,258
                                     ------------------      -------------------
RETAINED EARNINGS, end of period      $     51,847           $       48,923
                                     ==================      ===================
NET INCOME PER SHARE -
   BASIC AND DILUTED                  $        .31           $          .25
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           6,574                    6,717
                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2002 and 2001
                                   (Thousands)
                                              2002                    2001
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                          $        2,032          $         1,665
                                      -----------------       ------------------
Adjustments to reconcile net income
to net cash provided (used)
by operating activities -
 Depreciation and amortization               1,892                    2,287
 Non-cash credits and charges:
    Gain on disposition of fixed assets          -                  (   192)
    Inventory and joint venture
       valuation adjustments                     -                    1,672
    Pension benefit accrual                (   304)                 (   489)
    Bad debt reserve                           436                    2,107
 Changes in assets and liabilities -
    Receivables                              1,018                    7,915
    Real estate inventory                   11,144                  ( 5,343)
    Other assets                             1,794                      680
    Accounts payable, deposits
      and accrued expenses                   4,556                  ( 2,087)
    Taxes payable                              323                  ( 3,338)
    Deferred income taxes                        -                  (   600)
                                      -----------------       ------------------
        Total adjustments                   20,859                    2,612
                                      -----------------       ------------------
        Net cash provided
          by operating activities           22,891                    4,277
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                   ( 1,827)                 ( 1,837)
    Proceeds from assets sold                    -                      988
                                      -----------------       ------------------
        Net cash used
          by investing activities          ( 1,827)                 (   849)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing            15,386                   16,990
    Principal debt payments                (39,670)                 (19,860)
    Proceeds from exercise of stock option       -                        5
    Purchase of treasury stock                   -                  ( 4,762)
                                      -----------------       ------------------
        Net cash used
           by financing activities         (24,284)                 ( 7,627)
                                      -----------------       ------------------
    Decrease in cash and cash equivalents  ( 3,220)                 ( 4,199)

CASH AND CASH EQUIVALENTS,
    beginning of period                     15,941                   12,934
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS,
    end of period                   $       12,721          $         8,735
                                      =================       ==================


SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid -
     net of amounts capitalized     $          978          $         1,621
                                      =================       ==================
   Income taxes paid (refunded)     $        1,032          $         ( 771)
                                      =================       ==================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended January 31, 2002 and 2001

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

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS
         -----------------

The following schedules set forth summarized data relative to the industry segments in which the Company operates for the three and nine month periods ended January 31, 2002 and 2001. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the land operations and homebuilding segments, depending upon the nature of business activity.

THREE MONTHS                           Land        Home                                 Corporate
                                    Operations   Building   Distribution  Fulfillment   and Other   Consolidated
                                                   (a)          (b)
January 2002 (Thousands):
   Revenues                       $     3,559    $    3      $    3,543     $  8,635     $  557       $  16,297
   Expenses(excluding interest)         3,011        60           3,298        7,925        652          14,946
   Interest expense, net                   32         -             153           17         36             238
                                  ------------   ------------ ------------  ------------ ------------ ------------

   Pretax income (loss)
     contribution                 $       516    $  (57)     $       92     $    693     $ (131)      $   1,113
                                  ============   ============ ============  ============ ============ ============





------------------------------------------------------------------------------------------------------------------

January 2001 (Thousands):
   Revenues                       $     3,275    $  569      $    3,146     $  8,640     $  401       $  16,031
   Expenses(excluding interest)         2,731     1,424           5,504        8,000      1,309          18,968
   Interest expense, net                  123         8             412          101         42             686
                                  ------------   ------------ ------------  ------------ ------------ ------------
   Pretax income (loss)
     contribution                 $       421    $ (863)     $  ( 2,770)    $    539    $ ( 950)      $(  3,623)
                                  ============  =============  ===========  ============  ===========  ===========





------------------------------------------------------------------------------------------------------------------


NINE MONTHS                           Land        Home                                 Corporate
                                    Operations   Building   Distribution  Fulfillment   and Other   Consolidated
                                                   (a)          (b)
January 2002 (Thousands):
   Revenues                       $    24,920    $   670      $   11,301     $ 25,587    $ 1,687       $  64,165
   Expenses(excluding interest)        22,020        984           9,772       24,285      2,521          59,582
   Interest expense, net                  113          -             816          159        108           1,196
   Pretax income (loss)            ------------   ------------ ------------  ------------ ------------ ------------
     contribution                 $     2,787    $  (314)     $      713     $  1,143    $(  942)      $   3,387
                                   ============  =============  ===========  ============  ===========  ===========


   Identifiable assets            $    72,875    $ 1,277        $ 35,150     $ 18,607    $19,562       $ 147,471


------------------------------------------------------------------------------------------------------------------

January 2001 (Thousands):
   Revenues                       $     9,918    $ 3,338        $ 10,553     $ 26,302    $ 1,521       $  51,632
   Expenses(excluding interest)         6,813      5,181          12,702       24,454      3,234          52,384
   Interest expense, net                  318         42           1,427          391        129           2,307
                                   ------------  ------------   -----------  ------------ ------------ ------------
   Pretax income (loss)
     contribution                 $     2,787    $(1,885)       $ (3,576)    $  1,457    $(1,842)      $  (3,059)
                                   ============  =============  ===========  ============  ===========  ===========


   Identifiable assets            $    83,077    $ 4,108        $ 42,445     $ 13,983    $16,836       $ 160,449

----------------------------------------------------------------------------------------------------------------------------------



(a) Includes the effect of valuation adjustments and other charges related to certain inventories and equity investments in joint ventures of approximately $1.0 million and $1.4 million recorded in the three and nine month periods ended January 31, 2001 respectively, compared to none in the corresponding periods of the current year.
(b) Includes the effect of provisions for bad debt expense of approximately $1.9 million and $2.1 million recorded in the three and nine month periods ended January 31, 2001 respectively, compared to approximately $100,000 and $400,000 in the corresponding periods of the current year.


                       AMREP CORPORATION AND SUBSIDIARIES

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Results of  Operations  for the Three and Nine Month  Periods  ended January 31,
--------------------------------------------------------------------------------
2002 and 2001
-------------
Revenues from magazine circulation operations increased to $12.2 million in the third quarter ended January 31, 2002 from $11.8 million in the prior year, and were approximately $36.9 million for the nine month periods in both fiscal 2001 and 2002. Revenues from Newsstand Distribution Services increased approximately 13% and 7% for the three and nine month periods ended January 31, 2002, respectively, compared to the corresponding periods of the prior year primarily due to improved magazine sales and an increase in the Company's average commission due to a changed mix of sales. Revenues from Fulfillment Services were comparable for fiscal 2002's third quarter compared to the prior year, and decreased by 3% in the nine month period of fiscal 2002 compared to the prior year due to the loss in the prior year of sweepstakes processing business for one customer. Magazine circulation operating expenses decreased by 19% and 9% in the three and nine month periods ended January 31, 2002, respectively, as compared to the same periods last year due to decreases in payroll-related and other cost reductions principally in the Newsstand Distribution Services division as well as reduced bad debt expense in the current year.

Revenues from real estate operations were $3.3 million and $24.7 million for the three and nine month periods ended January 31, 2002, respectively, compared to $3.4 million and $12.0 million in the comparable periods of the prior year. The majority of real estate revenues were derived from land sale operations in both years, and increased in the nine month period of the current fiscal year due to two large land sales in California and Colorado which were made as part of the Company's restructuring of its real estate operations, including a program to dispose of all real estate assets in markets outside of New Mexico. Although these two large land sales generated a substantial amount of cash, the gross profits realized were marginal and, as a result, the average gross profit percentage on all land sales decreased from 49% in the first nine months of fiscal 2001 to 19% in the current year. For the quarter ended January 31, 2002, the consolidated gross profit margin was 36% compared to 32% in the prior year. Gross profits on land sales in the Company's major market of Rio Rancho, New Mexico were 37% and 41% in the three and nine month periods of fiscal 2002, respectively, compared to 51% and 57% in the prior year's comparable quarters, and decreased because the current year activity includes proportionately more sales from certain projects that contribute a lower average gross profit. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not an indication of amounts that may be expected to occur in future periods.

Real estate commissions and selling expenses decreased in both the three and nine month periods ended January 31, 2002 and have not varied in proportion to sales because the commissions and other costs associated with the California and

Colorado land sales discussed above had minimal variable costs. Real estate and corporate general and administrative expenses decreased in both the three and nine month periods versus the same periods last year due to the effects of the Company' cost reduction and other budgetary control measures. General and administrative costs of magazine circulation operations in the third quarter of fiscal 2002 were comparable to the prior year, and decreased by 2% for the nine month period ended January 31, 2002 as a result of cost reduction measures instituted. Interest expense decreased in both the three and nine month periods ended January 31, 2002 due to the effects of both lower borrowing levels and reduced interest rates.

The Company recognized a tax benefit of $3.5 million during the quarter ended January 31, 2001 from the reversal of an income tax accrual as the result of the completion of an Internal Revenue Service audit for the years 1993 and 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and construction loan agreements.

Kable News Company has a line-of-credit with a group of banks. As a result of a modification of the agreement entered into in June 2001, the commitment amount was reduced to $23.5 million as of January 31, 2002, at which time $10.9 million was outstanding. This line bears interest at the prime rate plus 1% and matures on May 1, 2002. In accordance with the June 2001 modification, the commitment amount will be further reduced to $20 million at April 30, 2002.

Certain of Kable's current lenders have advised that they do not intend to renew their lending commitments beyond May 1, 2002. Kable has reached preliminary agreement with another lender for a $20 million credit arrangement which would extend through fiscal 2005 at financial terms substantially comparable to those of its present arrangement, subject to negotiation of the loan documentation. Management of Kable anticipates that it will be able to finalize this new loan arrangement prior to May 1, 2002.

The other line-of-credit borrowings are used principally to support real estate development in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At January 31, 2002, the maximum available under real estate lines-of-credit totaled $9.8 million of which borrowings of $6.2 million were outstanding.

During the past several years, the Company has restructured its real estate operations by winding-down homebuilding activities and selling a substantial portion of its landholdings in Colorado, and all of its landholdings in California and Oregon. At January 31, 2002, inventories had decreased to $62.2 million compared to $73.3 million at April 30, 2001 principally as a result of the two sales of property in California and Colorado discussed above, while notes payable for real estate operations had decreased to $8.6 million at January 31, 2002 from $13.2 million at April 30, 2001, in connection with repayment of debt principally provided by proceeds on land sales.

The Company will be requuired to adopt Statement of Financial Accounting Standards ("SFAS") No. 142. "Goodwill and Other Intangible Assets" on May 1, 2002. The Company has not yet evaluated the effect of SFAS No. 142 on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There have been no material changes to the Company's market risk for the nine month period ended January 31, 2002. See Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001 for additional information regarding quantitative and qualitative disclosures about market risk.

                                     PART II

                                Other Information



Item 4.  Exhibits and Reports on Form 8-K.
-----------------------------------------
   (a)   Exhibits

         None


   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed by Registrant during the quarter ended January 31, 2002.

                                    FORM 10-Q

                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES







     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             AMREP CORPORATION
                                                (Registrant)






Dated:         March 12,  2002                By:      /s/ Peter M. Pizza

                                                       Peter M. Pizza
                                                       Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer

                       AMREP CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX





                           None