Form 10-K
period 2002-04-30
AMREP CORP
filed 2002-07-29
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     April 30, 2002  Commission File Number 1-4702
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

Aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the last sales price of such Common Stock on July 22, 2002, on the New York Stock Exchange Composite Tape - $20,099,848.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 22, 2002 - 6,577,612.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 2002 Annual Meeting - Part III.

                                     PART I
                                     ------
Item 1.          Business
-------          --------            GENERAL

The Company* is primarily engaged in two unrelated businesses, each operated by a group of wholly-owned subsidiaries: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries, and the Fulfillment Services and Magazine Distribution businesses operated by Kable News Company, Inc. and Kable Distribution Services, Inc., respectively, and their subsidiaries (collectively, "Kable").

Data concerning Industry Segments is set forth in Note 13 of Notes to Consolidated Financial Statements. The Company's foreign sales and activities are not significant.

                             REAL ESTATE OPERATIONS

Recent Developments

For many years, the Company was both a real estate developer and a builder of single-family homes, originally in Rio Rancho, New Mexico and then in the Denver, Colorado, Sacramento, California and Portland, Oregon metro areas. In the early 1960s, the Company established the community that now is the City of Rio Rancho, New Mexico, and until 1999 was the predominant builder of housing there. Rio Rancho, which adjoins Albuquerque, now has a population of approximately 53,000 people. The Company entered the Denver market in 1993, and in 1997 it purchased the assets of a land developer and homebuilder with operations in the Sacramento and Portland markets. However, in 1999 the Company decided to (i) cease all homebuilding operations and (ii) sell its landholdings in California, Colorado and Oregon. It now is out of the homebuilding business and, as noted below, has sold or is offering for sale nearly all of its landholdings outside of New Mexico.

Land Development Operations

Prior to fiscal 1999, the Company developed both residential and commercial sites at Rio Rancho and from time to time bought acreage in Colorado, California and Oregon for its own homebuilding operations and to develop for sale to other builders. As discussed above, the Company currently is performing development work only at Rio Rancho.

Rio Rancho (including the City) consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,700 acres have been platted into approximately 112,200 homesite and commercial lots and 16,300 acres are dedicated to community facilities, roads and drainage with the remainder consisting of unplatted land. At April 30, 2002, a total of approximately 83,300 of the lots had been sold. The Company currently owns approximately 21,600 acres in Rio Rancho, of which approximately 6,300 acres are in contiguous blocks which have been developed or are suitable for development and approximately 2,200 acres are in areas with a high concentration of ownership suitable for special assessment districts or city redevelopment areas which may allow for future development under the auspices of local governments. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or which may be sold individually or in small groups.



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

The commercial areas in Rio Rancho presently include more than 500 businesses and professional offices, as well as 15 shopping centers with approximately 1.25 million square feet of retail space and office space, including a 55,000 square foot office building owned by the Company. The industrial areas have approximately 80 buildings with over 3.2 million square feet, including a manufacturing facility containing approximately 2.1 million square feet which is owned and occupied by Intel Corporation. Intel, Rio Rancho's largest employer, will be completing construction on a 1 million square foot expansion of its plant in the fall of 2002.

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

At April 30, 2002, the Company owned two tracts of land in Colorado, consisting of one residential property of approximately 160 acres planned for approximately 350 homes which is being offered for sale subject to the Company obtaining all necessary approvals, and one property of approximately 10 acres zoned for commercial use, which is also being offered for sale but which may be developed by the Company.

Home Building Operations

The Company has completed all homebuilding activities. Although the Company has no present plans to do any further homebuilding, the decision to change its real estate focus to emphasize land development operations in New Mexico and wind-down homebuilding operations is not necessarily a permanent change of strategy.

Other Real Estate Projects

The Company developed the Eldorado at Santa Fe, New Mexico subdivision which had approximately 2,400 homes as of April 30, 2002. The Company sold 21 lots there in fiscal 2002, and 10 lots remained to be sold at the end of fiscal 2002. The Company also owns and operates a water utility company which serves the subdivision and is under contract for sale.

The Company also owns approximately 14 acres in the Orlando, Florida area, much of which is or is anticipated to be the subject of a condemnation proceeding.

            FULFILLMENT SERVICES AND MAGAZINE DISTRIBUTION OPERATIONS

Through Kable, the Company (i) performs fulfillment and related services for publishers and other customers and (ii) distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries. As of July 1, 2002, Kable employed approximately 900 persons, of whom approximately 730 were involved in its fulfillment activities and 170 in distribution activities.

Fulfillment Services

Kable's Fulfillment Services business performs a number of fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services, list services and product fulfillment services, and it accounted for 69% of Kable's total revenues in 2002.

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

Product fulfillment services are provided for Kable's publisher clients and other direct marketers. In this activity, Kable receives, warehouses, processes and ships merchandise.

Kable plans to expand these ancillary services, including lettershop, list services and product fulfillment services, to other, non-publisher clients.

Kable now performs fulfillment services for approximately 640 different magazine titles for approximately 215 clients and maintains almost 14 million active subscriber names for its client publishers. In a typical month, Kable produces over 15 million mailing labels for its client publishers and also produces and mails approximately 4.3 million billing and renewal statements.

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

Distribution Services

In its distribution operation, Kable distributes magazines for over 190 publishers. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers over 25 million copies of various titles. Kable purchases the publications from its publishers and sells them to approximately 53 independent wholesalers. The wholesalers in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. The distribution services business accounted for 31% of Kable's revenues in fiscal 2002.

While Kable Distribution does not handle all publications of all of its publisher clients, it usually is the exclusive distributor for the publications it distributes. Kable has a distribution sales and marketing force that works with wholesalers and retailers to promote product sales and assist in determining the number of copies of product to be delivered to each retailer. Kable generally does not physically handle any product. It determines, in consultation with the wholesalers and publishers, the number of copies of each issue to be distributed, and generates and delivers to each publisher's printer shipping instructions with the addresses of the wholesalers and the number of copies of product to be shipped to each. All magazines have an "off-sale" date (generally the on-sale date of the next issue) following which the retailers return unsold copies to the wholesalers, who destroy them after accounting for returned merchandise in a manner satisfactory to Kable.

Kable generally makes substantial cash advances to publishers against future sales, which publishers may use to help pay for printing, paper and production costs prior to the product going on sale. Kable is usually not paid by wholesalers for product until some time after the product has gone on sale, and is therefore exposed to potential credit risks with both the publishers and the wholesalers. Its ability to limit its credit risk and make a profit is dependent in part on its skill in estimating the number of copies of an issue which should be printed and distributed and on limiting its advances to the publisher accordingly.

A significant  realignment  of industry  relationships  in the  distribution  of magazines has occurred over the last several years. It was triggered by the decision of certain major retailers with multiple outlets to sharply reduce the number of wholesalers with whom the retailers would deal. This action has led to the erosion of wholesaler profit margins and to a substantial continuing reduction in the number of wholesalers through the merger of certain wholesalers, the formation by certain other wholesalers of cooperatives to bid for the business of such retailers, bankruptcy of wholesalers, and the complete retirement from the business by a number of wholesalers. The consolidation has reduced the number of Kable's wholesale customers by approximately 60% since fiscal 1995, which has increased the concentration of its revenue source and trade accounts receivable; at April 30, 2002, approximately 62% of Kable's distribution accounts receivable was due from three customers. In fiscal 2001, Kable increased the accounts receivable reserve by approximately $2.3 million to reflect the uncertainties caused by these changes, but no significant new reserves were required in fiscal 2002. Management believes that the process described above has stabilized over the past 12 months, but the potential remains for additional industry changes that could have further adverse consequences for publishers and their national distributors, including Kable, with the financial failure of a major wholesaler being a significant risk if it were to occur.

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


                                    EMPLOYEES

The Company had approximately 925 employees as of July 1, 2002. The Company provides retirement, health and other benefits to its employees and considers its employee relations to be good.

Item 2.           Properties
-------           ----------
The information contained in Item 1 of this report with respect to properties owned by the Company is hereby incorporated herein by reference.

Item 3.           Legal Proceedings
-------           -----------------
A. On May 3, 2000, a civil action was commenced in the United States District Court of the Southern District of New York entitled United Magazine Company, et al. v. Murdoch Magazines Distribution, Inc., et al. The Complaint was filed by five affiliated magazine wholesalers and a related service company (collectively referred to as "Unimag") against Murdoch, a national distributor of magazines, and Chas. Levy Circulating Co., a magazine wholesaler. An Amended Complaint was filed on August 31, 2000, in which Registrant's Kable subsidiary and three other national distributors were added as defendants. Motions by the defendants to dismiss the Amended Complaint were granted, with leave to the plaintiffs to replead specified claims. In June 2001, a Second Amended Complaint was filed which includes two claims against Kable: (i) violation of the Robinson-Patman Act, which generally prohibits discriminatory pricing, and (ii) breach of fiduciary duty. Unimag seeks damages in the amount of at least $275,000,000 trebled, plus punitive damages, pre-judgement interest and attorneys' fees.

The defendants moved to dismiss the Second Amended Complaint. The Court denied the motions with respect to the Robinson-Patman Act claims but dismissed the claims for breach of fiduciary duty. Kable answered the Second Amended Complaint, denying the material allegations and asserting affirmative defenses. Kable also asserted counterclaims to recover approximately $5,375,000 in unpaid debts from Unimag. Unimag has responded to the counterclaims with reply counterclaims for compensatory and punitive damages, based on common law claims that are similar to claims previously dismissed. The defendants have moved to dismiss the reply counterclaims. Unimag is no longer in business and does not appear to have the assets to pay if a judgment is awarded to Kable on its counterclaims.

Pretrial discovery has recently commenced. It is unlikely that a trial will be conducted prior to late 2004.

B. On or about May 14, 2002 a civil action was commenced in the New York State Supreme Court, Westchester County, entitled Northeast Sort & Fulfillment Corp.
v. Kable Fulfillment Services of Ohio, Inc. Kable Fulfillment Services of Ohio, Inc. ("Kable Fulfillment" ) is a subsidiary of Kable News Company, Inc. In its complaint the plaintiff ("Northeast Sort") alleges that both it and Kable Fulfillment were engaged in the mail fulfillment business; that Northeast Sort had a contract with R.D. Manufacturing Corporation ("RDMC") for the processing of Reader's Digest mail for a term expiring not earlier than December 31, 1997; that RDMC was Northeast Sort's primary client; that Kable Fulfillment knew of the contract; that it was foreseeable to Kable Fulfillment that the unlawful termination of the contract would destroy Northeast Sort; that Kable Fulfillment motivated solely by malice and avarice, induced RDMC to terminate the contract; that the contract was terminated by RDMC in August 1996; that Northeast Sort lost millions of dollars as a result and its business was completely destroyed; and that RDMC entered into a fulfillment contract with Kable Fulfillment shortly prior to the termination by RDMC of the contract. Northeast Sort seeks to recover from Kable Fulfillment compensatory, consequential and special damages of not less than $15 million plus punitive damages in an amount no less than the sum of all profits earned by Kable Fulfillment on its contract plus $5 million.

In a different action against RDMC for breach of contract, Northeast Sort has obtained a summary judgement against RDMC on the issue of liability and a trial on damages is scheduled for September 2002. The Court in that action ruled that damages against RDMC would be limited by reason of damage limitation provisions in the contract between Northeast Sort and RDMC. In its action against Kable Fulfillment, Northeast Sort seeks all of its alleged losses.

Pursuant to provisions in its contract with Kable Fulfillment, RDMC has agreed to imdemnify and defend Kable Fulfillment in the action brought against Kable Fulfillment by Northeast Sort. RDMC has retained counsel to represent Kable Fulfillment. That counsel has had the case removed to the Federal District Court for the Southern District of New York. That Court has stated that it will stay all proceedings in the case until a final judgment is rendered in the action against RDMC. It is unlikely that a trial in the action against Kable Fulfillment will be held prior to 2004. Kable Fulfillment does not know whether RDMC has the resources to respond to a judgement against Kable Fulfillment.

Pretrial discovery has not yet commenced in this case.

C. The Registrant and/or its subsidiaries are involved in various other claims and legal actions incident to their operations, which in the opinion of management, based in part upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Registrant and its subsidiaries.


Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------
Not Applicable.

Executive Officers of the Registrant
------------------------------------
Set forth below is certain information concerning persons who are the executive officers of the Company.

Name               Office Held/Principal Occupation for Past Five Years     Age
----               ----------------------------------------------------     ---
James Wall         Senior Vice President of the Company since 1991;          65
                   Chief Executive Officer of AMREP Southwest Inc., a wholly-owned subsidiary of the Company, since 1991.

Peter M. Pizza     Vice President-Chief Financial Officer since May 2001;    51
                   Controller of the Company since 1995;
                   Vice President-Controller of the Company from 1997 to 2001.

Michael P. Duloc   President and Chief Operating Officer of Kable News       46
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

                                     PART II
                                     -------

Item 5.           Market for Registrant's Common Equity and
-------           -----------------------------------------
                  Related Stockholder Matters
                  ---------------------------
The Company's common stock is traded on the New York Stock Exchange under the symbol "AXR". On July 1, 2002, there were approximately 2,050 holders of record of the common stock. The Company has historically not paid cash dividends. The range of high and low closing prices for the last two fiscal years by quarter is presented below:

           FIRST            SECOND               THIRD              FOURTH
       ---------------   ---------------    ----------------    ----------------
       HIGH       LOW     HIGH      LOW      HIGH       LOW      HIGH       LOW
      ------    ------   ------   ------    ------    ------    ------    ------
2002  $ 5.16    $ 3.75   $ 4.90   $ 3.60    $ 8.69    $ 4.40    $ 8.49    $ 7.01
2001  $ 7.37    $ 4.94   $ 5.50   $ 4.56    $ 4.75    $ 4.00    $ 4.00    $ 3.60




Item 6.           Selected Financial Data
-------           -----------------------

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.


                                         (In thousands of dollars except per share amounts)
                                                        Year Ended April 30,
                          ----------------------------------------------------------------------------------
                                  2002           2001 (a)           2000          1999 (b)          1998
                             --------------  ---------------  --------------- ---------------  -------------
Revenues                     $      83,405   $       73,209   $      119,833  $      190,291   $     171,368
Net Income                   $       3,698   $        2,557   $        1,169  $        7,537   $       8,206
Earnings Per Share -
  Basic and Diluted          $        0.56   $         0.38   $         0.16  $         1.02   $        1.11

Total Assets                 $     149,688   $      164,844   $      172,436  $      217,777   $     229,768
Notes Payable                $      16,619   $       44,260   $       46,911  $       74,665   $      84,248
Shareholders' Equity         $      93,479   $       89,781   $       91,981  $       91,577   $      84,040
Cash Dividends               $           -   $            -   $            -  $            -   $           -


--------------------------------------------------------------------------------
(a)  Includes a tax benefit in the amount of $3,500,000  (the equivalent of $.52 per share) to reflect the settlement of 1993 and 1994 IRS tax examinations.

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

A wide range of factors could materially affect the Company's future performance and financial and competitive position, including the following: (i) the level of demand for land in Rio Rancho and the other markets in which the Company sells land; (ii) the possibility of further adverse changes in the magazine distribution system for magazines which the Company distributes, including the financial failure of a major wholesaler; (iii) the existing United Magazine and Northeast Sort lawsuits described in Item 3 of this Form 10-K and possible future litigation and governmental proceedings; (iv) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including possible acquisitions; (v) changes in U.S. financial markets, including significant interest rate fluctuations; (vi) the failure to carry out marketing and sales plans; (vii) the failure to successfully integrate acquired business, if any, into the Company without substantial costs, delays or other operational or financial problems; and (viii) changes in economic or business conditions, including general economic and business conditions that are less favorable than expected.

This list of factors that may affect the Company's future performance and its financial and competitive position and also the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS
---------------------
Year Ended  April 30,  2002  ("2002" ) Compared  to Year  Ended  April 30,  2001
--------------------------------------------------------------------------------
("2001")
--------
Consolidated revenues for the year ended April 30, 2002 were $83.4 million compared to $73.2 million for the year ended April 30, 2001. The increase in consolidated revenues in 2002 was principally due to an increase in revenues from real estate operations from $21.0 million in 2001 to $30.9 million in 2002, as well as a slight increase in revenues from magazine circulation operations.

Total revenues from magazine circulation operations were approximately $49.2 million in 2002 compared to $48.6 million in 2001. Revenues from the Fulfillment Services business were approximately $34.0 million in 2002 compared to $34.7 million in 2001, and revenues from the Newsstand Distribution Services business increased from approximately $13.9 million in 2001 to approximately $15.2 million in 2002. The decrease in revenues in the Fulfillment business was principally due to the loss of sweepstakes processing work for one customer in the first quarter of the prior year; otherwise, revenues in this business were comparable on a year-to-year basis. Revenues in the Newsstand business increased because, although gross billings declined slightly in line with industry results, there was an increase in Kable's net sales rate due in part to the effects of many special event publications issued throughout the year.

Revenues from real estate land and home sales increased from $21.0 million in 2001 to $30.9 million in 2002 principally as the result of land sales in 2002 made in accordance with the Company's plan to sell its landholdings outside of New Mexico. During 2002, two sales of large tracts of land in Colorado and California contributed aggregate revenues of $13.6 million whereas there were no sales in these markets in 2001. Revenues from land sales in New Mexico were comparable on a year-to-year basis, since an increase in revenues from commercial and industrial property was offset by a decrease from residential lot sales. As a result, total revenues from land sales increased from $16.4 million in 2001 (with an average gross profit percentage of 42%) to $30.2 million in 2002 (with an average gross profit percentage of 24%). The average gross profit percentage decreased in 2002 from the prior year because the two sales of large land tracts outside of New Mexico contributed a significant amount of cash but only a very slight gross profit. The average gross profit percentage on land sales in the Company's principal market of Rio Rancho, New Mexico was 50% in 2001 and 43% in 2002. In addition, results for 2001 include impairment and other charges of approximately $1.0 million associated with land activities, while there were no similar charges in 2002. Revenues and related gross profits from land sales can vary from period to period as a result of many factors, including the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

The Company completed all homebuilding activities during 2002, and realized revenues of approximately $600,000 (representing 3 homes delivered) compared to $4.6 million (representing 18 homes delivered) in 2001. In addition, results for 2001 include impairment and other charges of approximately $1.1 million associated with the wind-down of homebuilding projects, while there were no such charges in 2002.

Magazine circulation operating expenses decreased 6%, from $41.1 million in 2001 to $38.6 million in 2002, as a result of reduced bad debt expense as well as the effects of a cost reduction program, including staff and related cost reductions, principally in the Newsstand business. Real estate commissions and selling expenses decreased from $1.2 million to $1.0 million due in part to the wind-down of homebuilding operations and the elimination of related commissions. Real estate and corporate general and administrative expenses also decreased from $4.1 million to $3.2 million due to the effects of the Company's real estate restructuring and the continued downsizing of administrative functions. General and administrative costs of magazine circulation operations remained comparable at approximately $6.9 million in each year. Interest expense-net decreased from $2.8 million to $1.3 million due to reduced borrowing requirements in all segments of the Company's operations and lower interest rates.

Revenues associated with interest and other operations decreased from $3.6 million in 2001 to $3.3 million in 2002, principally due to a decrease in interest income resulting from a reduction in the average balance of real estate mortgages receivable from land sales from year to year. In addition, costs of other operations also decreased, from $2.8 million in 2001 to $2.6 million in 2002, due to an impairment charge of $500,000 included in 2001's results for the estimated loss on the sale of property, plant and equipment utilized in the operations of the Company's utility subsidiary.

During 2001, the Company recognized a tax benefit of $3.5 million resulting from the resolution of all matters under review by the Internal Revenue Service ("IRS") in connection in examinations of the Company's 1993 and 1994 tax returns at an amount less than the Company had previously accrued on account thereof. There was no similar tax adjustment recorded in 2002.

Year Ended April 30, 2001("2001") Compared to Year Ended April 30, 2000 ("2000")
--------------------------------------------------------------------------------
Consolidated revenues for the year ended April 30, 2001 were $73.2 million compared to $119.8 million for the year ended April 30, 2000. The reduction in consolidated revenues in 2001 was principally due to the decrease in total real estate revenues from $62.7 million in 2000 to $21.0 million in 2001 resulting from the effects of the previously announced restructuring of the Company's real estate operations, including the substantial completion of homebuilding activities.

Revenues from homebuilding sales decreased from $30.1 million in 2000 (representing 193 homes delivered) to $4.6 million in 2001 (representing 18 homes delivered) as the Company completed delivery of substantially all homes available for sale. In addition, results for 2001 and 2000 include approximately $1.1 million and $3.2 million, respectively, of impairment and other charges associated with the wind-down of homebuilding projects. There was no other significant effect on net income resulting from the withdrawal from homebuilding between these periods, however, as the decline in homebuilding revenues and related gross profits in 2001 was substantially offset by a comparable decrease in homebuilding-related commissions, selling and general and administrative expenses.

Revenues from land sales decreased from $32.6 million in 2000 to $16.4 million in 2001 primarily as a result of decreased sales of residential lots to homebuilders in markets outside of New Mexico as well as a decrease in commercial and industrial property sales in New Mexico. During 2000, as part of a restructuring plan to sell its landholdings outside of New Mexico, the Company closed several transactions in Colorado at an aggregate sales price of approximately $10.2 million, whereas there were no similar transactions outside of New Mexico in 2001. In addition, revenues from commercial and industrial property sales declined from $6.7 million in fiscal 2000 to $1.0 million in fiscal 2001 due in part to the availability of competing commercial sites. The average gross profit percentage on land sales increased from 36% in 2000 to 42% in 2001, primarily because all the current year land sales were from the New Mexico market, where gross profits have historically been higher than in other markets. In addition, results for 2000 and 2001 include approximately $1.0 million and $.6 million, respectively, of impairment and other charges associated with the restructuring of real estate operations. Land sales revenues and related gross profits can vary from period to period as a result of many factors, including the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Total revenues from magazine circulation operations decreased approximately 8%, from $52.5 million in 2000 to $48.6 million in 2001. Revenues from Fulfillment Services decreased 5%, from $36.6 million in 2000 to $34.7 million in 2001, due primarily to the loss of sweepstakes processing business for one customer, which was partly offset by increased revenues from core fulfillment and other continuing services to other customers. Revenues from Newsstand Distribution Services decreased 13%, from $15.9 million in 2000 to $13.9 million in 2001, primarily as the result of customer losses and decreased magazines sales for existing customers, which reflected a continuation in 2001 of adverse business conditions within the wholesaler and publisher ranks that had existed for several years. Industry sales decreased approximately 7% in the 12 month period ended December 2000, and certain publishers, including clients of Kable, have either vacated newsstand distribution or discontinued the production of a number of titles, thus adversely affecting overall sales. In addition, Kable determined that certain wholesaler and publisher customers had been impacted by these industry changes and were encountering financial difficulties and, accordingly, provided additional allowances for doubtful accounts of approximately $2.3 million in 2001 and $1.8 million in 2000.

Magazine circulation operating expenses decreased 7%, from $44.2 million in 2000 to $41.1 million in 2001, with such decrease being the result of and commensurate with lower revenues. Real estate commissions and selling expenses decreased from $3.7 million in 2000 to $1.2 million in 2001 as a direct result of the wind-down of homebuilding operations. Real estate and corporate general and administrative expenses also decreased from $6.0 million in 2000 to $4.1 million in 2001 due to the effects of the Company's real estate restructuring and related downsizing of administrative functions. General and administrative costs of magazine circulation operations increased approximately 4% from $6.7 million in 2000 to $6.9 million in 2001 due to increased technology staffing costs and legal and consulting fees incurred in connection with the modification of Kable's credit agreement. Interest expense-net decreased 6%, from $2.9 million in 2000 to $2.8 million in 2001, as a result of lower borrowing requirements in the real estate business offset in part by increased interest related to magazine circulation operations due to higher borrowing levels.

Revenues associated with interest and other operations decreased from $4.6 million in 2000 to $3.6 million in 2001, principally as the result of the wind-down of an ancillary real estate business made in connection with the business restructuring discussed above. Costs of other operations also decreased, from $4.6 million in 2000 to $2.8 million in 2001 due to the wind-down of other operations as well as the elimination of certain costs incurred in 2000 related to the completion of certain joint ventures in California.

During 2001, the Company recognized a tax benefit of $3.5 million resulting from the resolution of all matters under review by the Internal Revenue Service ("IRS") in connection in examinations of the Company's 1993 and 1994 tax returns at an amount less than the Company had previously accrued on account thereof. There was no similar tax adjustment recorded in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the past several years, the Company has financed its operations from internally generated funds from home and land sales and magazine circulation operations, and from borrowings under its various lines-of credit and construction loan agreements.

Cash Flows From Financing Activities
------------------------------------
The Company's subsidiaries have line-of-credit arrangements with several financial institutions collateralized by various assets which, based upon collateral availability, amounted to an aggregate borrowing availability of $25.4 million at April 30, 2002 against which $14.0 million was borrowed.

In April 2002, Kable entered into a loan agreement with a bank for a revolving line-of-credit which allows the company to borrow up to $20 million based upon a prescribed percentage of eligible accounts receivable, as defined. At April 30, 2002, Kable had borrowing availability of $16.2 million against which $8.2 million was outstanding. This line-of-credit bears interest at the bank's prime rate plus .75%, and is collateralized by substantially all of Kable's assets. The credit arrangement requires the maintenance or achievement of certain financial covenants and contains certain financial restrictions, the most significant of which limit the amount of dividends and other repayments that may be made by Kable to its parent or other affiliates, as well as capital expenditures and other borrowings. This line of credit matures May 1, 2005.

Other line-of-credit borrowings are used principally to support real estate development in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At April 30, 2002, real estate operations had lines-of-credit totaling $14.1 million and borrowing availability of $9.2 million against which $5.8 million was outstanding.

Notes payable outstanding, including the lines-of-credit discussed above, were $16.6 million at April 30, 2002 compared to $44.3 million at April 30, 2001. Real estate loans decreased from $13.2 million at April 30, 2001 to $8.1 million at April 30, 2002 as the result of the repayment of borrowings utilizing the proceeds from certain land sales. Borrowings by Kable decreased from $31.1 million at April 30, 2001 to $8.5 million at April 30, 2002 from the use of cash from several sources, including beginning of the year cash balances, loan repayments from affiliates and cash generated from operations.

The Company has from time to time reacquired its shares to be held as treasury stock as part of a stock repurchase program. During fiscal 2000, the Company reacquired 143,000 of its common shares at a cost of approximately $857,000. During fiscal 2001, the Company reacquired a total of approximately 668,000 shares at an aggregate cost of approximately $4.8 million.

Cash Flows From Operating Activities
------------------------------------
Inventories amounted to $62.3 million at April 30, 2002 compared to $73.3 million at April 30, 2001 This change is the net result of a $13.0 million decrease in inventories outside of New Mexico, where the Company is winding-down its activities, and a $2.0 million increase in New Mexico, where ongoing projects are under development and costs are being incurred.

Receivables from magazine circulation operations decreased by approximately $2.7 million compared to the prior year primarily as the result of the timing of cash collections. Accounts payable increased by $6.5 million due to a combination of factors, including the acquisition of capital equipment at the end of the fiscal year for which payment had not been made and the timing of month-end payments.

Cash Flows From Investing Activities
------------------------------------
Capital  expenditures  have remained  comparable on a  year-to-year  basis.  The
Company believes that it has adequate financing capability to provide for anticipated capital expenditures.

The Company has a contract for the sale for its utility subsidiary which is scheduled to close during fiscal 2003, subject to regulatory approval and the satisfaction of other conditions. No material gain or loss is expected upon the sale of this asset, which is included in Assets Held for Sale - Net on the balance sheet and in Other operations on the income statement. There is no assurance that this sale will be concluded.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS NO. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. The Company has goodwill of $5.1 million on its balance sheet resulting from the acquisition of Kable News Company, Inc. which has not been amortized because it arose prior to the effective date of the previous standard for goodwill accounting (Accounting Principles Board Opinion No. 17), and management believes, based upon current information, that there has been no impairment of the value of this company. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires disclosure of discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company will be required to adopt SFAS No. 142 and SFAS No. 144 in the first quarter of fiscal 2003, and management expects there to be no material effect on the financial statements as a result of adoption.

SEGMENT INFORMATION
-------------------
Information by industry segment is presented in Note 13 to the consolidated financial statements. This information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures", which requires that industry segment information be prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimations are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management has evaluated the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of "pretax income (loss) contribution" of each segment as summarized in Note 13 to the consolidated financial statements is presented for informational purposes, and is not necessarily the amount that would be reported if the segment were an independent company.

IMPACT OF INFLATION
-------------------
Operations of the Company can be impacted by inflation. Within the industries in which the Company operates, inflation can cause increases in the cost of materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices, operating margins will decrease. Within the land development industry, the Company encounters particular risks. A large part of the Company's real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the income of potential purchasers and make it difficult for them to finance the purchase of a new home or sell their existing home. If this situation were to exist, the demand for the Company's land by these homebuilder customers could decrease. In general, in prior years, interest and price increases have been commensurate with the general rate of inflation in the Company's markets, and the Company has not found the inflation risk to be a significant problem in its real estate or magazine circulation operations.


Item 7(A).      Quantitative and Qualitative Disclosures About Market Risk
----------      ----------------------------------------------------------
The primary market risk facing the Company is interest rate risk on its long-term debt. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk, but this risk is not material. The following table sets forth as of April 30, 2002 the Company's long term debt obligations by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (amounts in thousands):



                                                         There-           FMV @
                      2003   2004   2005   2006   2007   after    Total  4/30/02
                      ----   ----   ----   ----   ----   -----    -----  -------

Fixed rate debt     $  253  $  695  $ 154 $  147  $ 146  $ 1,230 $ 2,625 $ 3,080

Weighted average
   interest rate       8.2%    7.7%   8.0%   7.9%   7.9%    7.9%    7.9%      -

Variable rate debt  $ 3,130 $ 2,708 $   - $ 8,156 $   -  $     - $13,994 $13,994

Weighted average
   interest rate       4.8%    4.8%     -    5.5%     -        -    5.2%      -

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders
AMREP Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of AMREP Corporation and subsidiaries as of April 30, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of AMREP Corporation and subsidiaries for the years ended April 30, 2001 and 2000 were audited by other auditors whose report, dated August 13, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II accompanying the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



/s/McGladrey & Pullen, LLP

Davenport, Iowa
June 14, 2002

Note: The Report of Independent Public Accountants that follows is a copy of a previously issued Report of Arthur Andersen LLP, Independent Public Accountants, and it has not been reissued by Arthur Andersen LLP. This Report was filed with the Form 10-K/A (Amendment No. 1) of AMREP Corporation for the year ended April 30, 2001, and the consent of Arthur Andersen LLP, dated August 13, 2001, was filed as an exhibit to the Form 10-K/A, consenting to the incorporation of this Report in the previously filed Registration Statements of Form S-8 nos. 33-67114, 33-67116 and 333-17695. The Registrant has been unable to obtain a reissued Report of Arthur Andersen LLP or a currently dated consent to the incorporation of this previously issued Report of Arthur Andersen LLP into the Registration Statements on Form S-8. While the extent of any resulting limitations on recovery by investors is unclear, the lack of a currently dated consent could limit the time within which any such actions by investors against Arthur Andersen LLP for liabilities arising under Section 11 of the Securities Act of 1933 must be brought.



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


                                                          /s/ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
August 13, 2001

                       AMREP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2002 AND 2001
                          (Dollar amounts in thousands)

                    ASSETS                          2002              2001
                    ------                      ----------        ----------

CASH AND CASH EQUIVALENTS                       $  15,744         $  15,941

RECEIVABLES, net:
   Real estate operations                           6,630             7,070
   Magazine circulation operations                 34,849            37,533
                                                ----------        ----------
                                                   41,479            44,603

REAL ESTATE INVENTORY                              62,296            73,347

PROPERTY, PLANT AND EQUIPMENT,
   at historical cost, net of accumulated
   depreciation and amortization                    9,890            14,314


ASSETS HELD FOR SALE- NET                           5,853                 -

OTHER ASSETS, net of accumulated amortization       9,235            11,448


EXCESS OF COST OF SUBSIDIARY
   OVER NET ASSETS ACQUIRED                         5,191             5,191
                                                ----------        ----------
    TOTAL ASSETS                                $ 149,688         $ 164,844
                                                ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $  33,867         $  27,326

NOTES PAYABLE:
   Amounts due within one year                      3,383             9,490
   Amounts subsequently due                        13,236            34,770
                                                ----------        ----------
                                                   16,619            44,260

TAXES PAYABLE                                       1,127             1,595


DEFERRED INCOME TAXES                               4,596             1,882
                                                ----------        ----------
     TOTAL LIABILITIES                             56,209            75,063
                                                ----------        ----------

COMMITMENTS AND CONTINGENCIES  (Notes 10 and 11)

SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value;
  shares authorized--20,000,000;
  shares issued - 7,399,704                           740               740
 Capital contributed in excess of par value        44,935            44,935
 Retained earnings                                 53,513            49,815
 Treasury stock, at cost; 826,092 share            (5,709)           (5,709)
                                                ----------        ----------
     TOTAL SHAREHOLDERS' EQUITY                    93,479            89,781
                                                ----------        ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 149,688         $ 164,844
                                                ==========        ==========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                       AMREP CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                         Year Ended April 30,
                                            --------------------------------------------
                                                 2002             2001            2000
                                           ------------     ------------     ------------
   REVENUES:
      Magazine circulation operations       $   49,248       $   48,570       $   52,548

      Real estate operations-
        Land sales                              30,228           16,386           32,637
        Home  sales                                635            4,611           30,079
                                           ------------     ------------     ------------
                                                30,863           20,997           62,716

      Interest and other operations              3,294            3,642            4,569
                                           ------------     ------------     ------------

                                                83,405           73,209          119,833
                                           ------------     ------------     ------------

   COSTS AND EXPENSES:
      Operating expenses-
        Magazine circulation operations         38,643           41,128           44,184
        Real estate commissions and selling        978            1,218            3,670
        Other operations                         2,635            2,836            4,560
      Real estate cost of sales-
        Land sales                              22,894            9,588           21,084
        Home sales                                 704            6,083           28,735
      General and administrative-
        Magazine circulation operations          6,914            6,934            6,680
        Real estate operations and corporate     3,209            4,121            6,026
      Interest, net                              1,265            2,771            2,946
                                           ------------     ------------     ------------
                                                77,242           74,679          117,885
                                           ------------     ------------     ------------

   INCOME (LOSS) BEFORE INCOME TAXES             6,163           (1,470)           1,948

   PROVISION (BENEFIT) FOR INCOME TAXES          2,465           (4,027)             779
                                           ------------     ------------     ------------
   NET INCOME                               $    3,698       $    2,557       $    1,169
                                           ============     ============     ============


   EARNINGS PER SHARE - BASIC AND DILUTED  $       .56       $      .38       $      .16
                                           ============     ============     ============

   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                         6,574            6,681            7,285
                                           ============     ============     ============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                       AMREP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                             Capital
                                                           Contributed
                                             Common Stock   In Excess                 Treasury
                                                               of         Retained    Stock at
                                           Shares  Amount   Par Value     Earnings      Cost        Total
                                           ------  ------  ------------   --------   ----------   --------



BALANCE, April 30, 1999                     7,399  $  740  $    44,928    $ 46,089   $    (180)   $ 91,577

   Net income                                   -       -            -       1,169           -       1,169

   Purchase of treasury stock                   -       -            -           -        (857)       (857)

   Issuance of treasury stock                   -       -            2           -          90          92
                                           ------  ------  ------------   --------   ----------   --------
BALANCE, April 30, 2000                     7,399     740       44,930      47,258        (947)     91,981

   Net income                                   -       -            -       2,557           -       2,557

   Purchase of treasury stock                   -       -            -           -      (4,762)     (4,762)

   Exercise of stock options                    1       -            5           -           -           5
                                           ------  ------  ------------   --------   ----------   --------
BALANCE, April 30, 2001                     7,400  $  740  $    44,935    $ 49,815   $  (5,709)   $ 89,781

   Net income                                   -       -            -       3,698           -       3,698
                                           ------  ------  ------------   --------   ----------   --------

BALANCE, April 30, 2002                     7,400  $  740  $    44,935    $ 53,513   $  (5,709)   $ 93,479
                                           ======  ======  ============   ========   ==========   ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                       AMREP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                      Year Ended April 30,
                                                            ------------------------------------
                                                                 2002         2001       2000
                                                            ----------   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   3,698    $   2,557   $   1,169
   Adjustments to reconcile net income
     to net cash provided by operating activities-
     Depreciation and amortization                              2,691        3,033       4,104
     Non-cash credits and charges:
       Loss (gain) on disposition of fixed assets                   -         (211)        167
       Provision for doubtful accounts                            491        2,265       1,806
       Impairment of long-lived assets                              -        2,256       4,543
       Pension benefit accrual                                   (511)        (603)       (573)
       Issuance of treasury stock charged to expense             -            -             92
     Changes in assets and liabilities,
      excluding the effect of acquisition-
       Receivables                                              2,465        7,606       8,388
       Real estate inventory                                   11,051       (2,085)     19,164
       Other real estate investments                                -            -       1,089
       Other assets                                             1,527         (634)      1,145
       Accounts payable and accrued expenses                    6,685        1,406     (11,708)
       Taxes payable                                             (468)      (3,402)     (9,341)
       Deferred income taxes                                    2,714         (745)      1,612
                                                            ----------   ----------  ----------
         Net cash provided by operating activities             30,343       11,443      21,657
                                                            ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (2,899)      (2,045)     (2,659)
   Proceeds from disposition of property, plant and equipment       -        1,017         227
   Amount received upon acquisition                                 -            -         873
                                                            ----------   ----------  ----------
         Net cash used by investing activities                 (2,899)      (1,028)     (1,559)
                                                            ----------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                                14,582       24,843      25,424
   Principal debt payments                                    (42,223)     (27,494)    (55,284)
   Exercise of stock option                                         -            5           -
   Purchase of treasury stock                                       -       (4,762)       (857)
                                                            ----------   ----------  ----------
         Net cash used by financing activities                (27,641)      (7,408)    (30,717)
                                                            ----------   ----------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (197)       3,007     (10,619)
CASH AND CASH EQUIVALENTS, beginning of year                   15,941       12,934      23,553
                                                            ----------   ----------  ----------
CASH AND CASH EQUIVALENTS, end of year                       $ 15,744     $ 15,941    $ 12,934
                                                            ==========   ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized                $  2,032     $  4,354    $  3,759
                                                            ==========   ==========  ==========
   Income taxes paid - net of refunds                        $    219     $    100    $  8,363
                                                            ==========   ==========  ==========
   Non-Cash Transaction
     Transfer to Inventory from Fixed Assets                 $      -     $    317    $      -
                                                            ==========   ==========  ==========
   Acquisition of real estate assets:
     Identifiable assets acquired                            $      -     $      -    $  1,408
     Liabilities assumed                                            -            -       2,281
                                                            ----------   ----------  ----------
         Net cash (received) paid for acquisition            $      -     $      -    $   (873)
                                                            ==========   ==========  ==========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Revenue recognition
         -------------------
Revenues from magazine circulation operations include revenues from the distribution of periodicals and subscription fulfillment activities. Distribution revenues represent commissions earned from the distribution of publications for client publishers which are recorded at the time the publications go on sale. The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice.
Accordingly, the Company provides for estimated returns by charges to income which are based on experience. Revenues from subscription fulfillment activities represent fees earned from the maintenance of computer files for customers, which are billed and earned monthly, and other fulfillment activities including customer telephone support, product fulfillment, and graphic arts and lettershop services, all of which are billed and earned as the services are provided.

Land sales are recognized when all elements of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", are met, including when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged and title and other attributes of ownership have been conveyed to the buyer by means of a closing. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price. In the event the buyer defaults on the obligation, the property is taken back and recorded as inventory at the unpaid receivable balance, net of any deferred profit, but not in excess of fair market value less estimated costs to sell.

Sales of homes are recognized when title and other attributes of ownership have been conveyed to the buyer by means of a closing.

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

Depreciation and amortization of property, plant and equipment are provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives which range from 3 to 40 years. Assets utilized in the Company's utility company subsidiary, which is under contract for sale and classified as "Assets Held for Sale-Net", are depreciated over 5 to 50 years.

         Excess of cost of subsidiaries over net assets acquired
         -------------------------------------------------------
The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed ("goodwill") is carried as an asset. Goodwill arose in connection with the acquisition of Kable during 1969 and has not been amortized to operations, since this acquisition was made prior to the effective date of Accounting Principles Board Opinion ("APB") No. 17 and management is of the opinion that there has been no diminution of value.

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


         Stock options
         -------------
The Company accounts for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 7).

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

         New accounting pronouncements
         -----------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method. The Company has made no acquisitions subsequent to June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142") which changes the accounting for goodwill from an amortization method to an impairment approach. The Company will be required to adopt SFAS No. 142 in the first quarter of the fiscal year beginning May 1, 2002. The impairment test compares the fair value of a business with its carrying amount (including goodwill). Based upon current information, management believes there has been no impairment of the carrying amount of Kable and, as a result, management expects there to be no effect on the financial position or results of operations of the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets) ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company will be required to adopt SFAS No. 144 in the first quarter of the fiscal year beginning May 1, 2002, and expects there to be no material effect on the financial statements.

         Financial statement presentation
         --------------------------------
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2002 presentation with no effects on net income or shareholders' equity.

(2)      RECEIVABLES:
         ------------
Receivables consist of:                                    April 30,
                                               ---------------------------------
                                                   2002               2001
                                               --------------     --------------
                                                         (Thousands)
Real estate operations-
   Mortgage and other receivables              $     6,883        $       7,243
   Allowance for doubtful accounts                    (253)                (173)
                                               --------------     --------------
                                               $     6,630        $       7,070
                                               ==============     ==============

Magazine circulation operations-
   Accounts receivable (maturing
    within one year)                           $    92,760        $      87,946
   Allowances for-
     Estimated returns                             (56,803)             (49,201)
     Doubtful accounts                              (1,108)              (1,212)
                                               --------------     --------------
                                               $    34,849        $      37,533
                                               ==============     ==============


Mortgage and other receivables bear interest at rates ranging from 8.0% to 11.0% and result primarily from land sales. Magazine circulation operations receivables collateralize a general purpose line-of-credit utilized for the magazine circulation operations (see Note 6).

The Company extends credit to various companies in the real estate and magazine circulation industries which may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. As industry practices allow, the Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, to be secured by collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information. In recent years, as a result of changes within the magazine distribution industry there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines and, as a result, at April 30, 2002 approximately 62% of Kable's accounts receivable were due from three customers.

Kable performs fulfillment services and purchases magazines for resale to wholesalers from publishing companies owned or controlled by a major shareholder and member of the Board of Directors. Commissions and other revenues earned on these transactions represent approximately 3%, 3% and 2% of consolidated revenues in 2002, 2001 and 2000, respectively.

Maturities of principal on real estate receivables at April 30, 2002 are as follows (in thousands): 2003 - $4,482; 2004 - $961; 2005 - $1,137; 2006 - $4;
2007 - $6; and thereafter - $293.

(3)      REAL ESTATE INVENTORY:
         ----------------------
Real estate inventory consists of:
                                                            April 30,
                                               ---------------------------------
                                                    2002                2001
                                               --------------     --------------
                                                           (Thousands)

Land and improvements held for sale
 or development                                $   62,296          $   72,654
Homes and condominiums -
 land and construction costs                            -                 693
                                               --------------     --------------
                                               $   62,296          $   73,347
                                               ==============     ==============


Accumulated capitalized interest costs included in real estate inventory at April 30, 2002 and 2001 were $4,017,000 and $4,946,000, respectively. Interest costs capitalized during 2002, 2001 and 2000 were $767,000, $1,533,000, and

$1,371,000, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 2002 and 2001 were $5,184,000 and $5,519,000, respectively. Real estate taxes capitalized during 2002, 2001 and 2000 were $72,000, $425,000 and $182,000, respectively.
Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $2,103,000, $775,000, and $2,375,000 in 2002, 2001 and
2000, respectively.

During 2001 and 2000, the Company determined that certain real estate assets were impaired primarily due to conditions associated with the restructuring of real estate operations. The Company recognized an impairment for long-lived assets of approximately $1,750,000 in 2001 and $3,800,000 in 2000 based upon an estimate of the future cash flows to be generated by those assets compared to the remaining carrying value of those assets. No impairment charge was recorded in 2002.

Substantially all of the Company's real estate assets are located in New Mexico. As a result of this geographic concentration, the Company could be affected by economic conditions in this region.


(4)      PROPERTY, PLANT AND EQUIPMENT:
         ------------------------------
Property, plant and equipment consists of:
                                                          April 30,
                                               ---------------------------------
                                                    2002               2001
                                               --------------     --------------
                                                         (Thousands)

Land, buildings and improvements               $    9,574         $    9,588
Furniture and fixtures                             14,663             12,170
Utility plant and equipment                             -              7,706
Other                                                 152                136
                                               --------------     --------------
                                                   24,389             29,600
Accumulated depreciation and
   amortization                                   (14,499)           (15,286)
                                               --------------     --------------
                                               $    9,890         $   14,314
                                               ==============     ==============


The Company has a contract for sale for its utility subsidiary which is scheduled to close during fiscal 2003, subject to regulatory approval and the satisfaction of other conditions. No material gain or loss is expected upon the sale of this asset, which is included in Assets Held for Sale - Net on the balance sheet and in Other operations on the income statement. At April 30, 2002, Assets Held for Sale - Net consists of the following: Accounts receivable ($168,000), Property, plant and equipment ($5,571,000) and Other assets ($258,000) net of Accounts payable, and accrued expenses ($144,000). There is no assurance that this sale will be concluded.

During 2001, the Company provided an impairment reserve of $500,000 for the estimated loss on the sale of property, plant and equipment utilized in the operations of the utility subsidiary. During 2000, the Company determined that certain property and specialized equipment utilized in its fulfillment operations would no longer be utilized due to the impending loss of a large customer, and the Company recognized an impairment for long-lived assets of approximately $735,000 based upon an estimate of the future cash flows to be generated by those assets compared to the remaining carrying value of those assets. No impairment charge was recorded in 2002.

Depreciation charged to operations amounted to $1,752,000, $1,807,000 and $2,230,000, in 2002, 2001 and 2000, respectively.

(5)      OTHER ASSETS:
         -------------
Other assets consist of:
                                                            April 30,
                                                 -------------------------------
                                                     2002               2001
                                                 --------------    -------------
                                                          (Thousands)

Prepaid expenses and other deferred charges, net  $   4,922         $    5,118
Purchased magazine distribution contracts,
   net of accumulated amortization of $3,744 and
   $3,316 in 2002 and 2001, respectively                535                963
Security and other deposits                             379              2,635
Prepaid pension (Note 7)                              3,134              2,623
Other                                                   265                109
                                                 --------------    -------------
                                                  $   9,235         $   11,448
                                                 ==============    =============


Amortization  related  to  deferred  charges  and  distribution   contracts  was
$939,000, $1,226,000 and $1,874,000 in 2002, 2001 and 2000, respectively.


(6)      DEBT FINANCING:
         ---------------
Debt financing consists of:
                                                          April 30,
                                               -------------------------------
                                                    2002               2001
                                               ------------       ------------
                                                         (Thousands)
Notes payable -
   Line-of-credit borrowings -
     Real estate operations and other           $   5,839          $   7,758
     Magazine circulation operations                8,156             29,975
   Mortgages and other notes payable                2,624              6,527
                                               ------------       -------------
                                                $  16,619           $ 44,260
                                               ============       =============

Maturities of principal on notes outstanding at April 30, 2002 are as follows (in thousands): 2003 - $3,383; 2004 - $3,403; 2005 - $154; 2006 - $8,303; 2007 -
$146; 2008 and thereafter - $1,230.


         Line-of-credit borrowings
         -------------------------
The Company has several loans with one financial institution to support real estate operations. These loans have a total maximum amount available of approximately $14.1 million subject to a borrowing base determined based upon a prescribed percentage of eligible inventory and accounts receivable. At April 30, 2002, the Company had borrowing availability of $9.2 million against which $5.8 million was outstanding. These borrowings, which mature in fiscal 2003 and 2004, bear interest at the prime rate (4.75% at April 30, 2002), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The Chief Executive Officer of the real estate subsidiary, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which these loans were obtained.

In April 2002, Kable entered into an agreement with a bank for a line of credit which allows the Company to borrow up to $20 million based upon a prescribed percentage of eligible accounts receivable, as defined. This credit arrangement replaced a similar borrowing arrangement with a group of banks in the amount of

$23.5 million that was due to expire on May 1, 2002. At April 30, 2002, the Company had borrowing availability of approximately $16.2 million against which $8.2 million was outstanding. This line of credit bears interest at the bank's prime rate (4.75% at April 30, 2002) plus .75%, and is collateralized by substantially all the Company's assets. The credit arrangement requires the maintenance or achievement of certain financial covenants and contains certain financial restrictions, the most significant of which limit the amount of dividends and other payments that may be made by Kable to its Parent or other affiliates, as well as capital expenditures and other borrowings. This line of credit matures May 1, 2005.


         Mortgages and other notes payable
         ---------------------------------
Mortgages and other notes payable had interest rates ranging from 6.4% to 10% at April 30, 2002, and are primarily collateralized by property, plant and equipment and certain land inventory. These borrowings mature through fiscal 2013.


(7)      BENEFIT PLANS:
         --------------
         Retirement plan
         ---------------
The Company has a retirement plan which covers substantially all full-time employees and which provides benefits based upon a percentage of the employee's annual salary. No contribution to the plan was required in 2002, 2001 and 2000. Assets are invested primarily in equity and debt securities, United States Treasury obligations and money market funds.

Net periodic pension cost (income) for 2002, 2001 and 2000 was comprised of the following components:

                                                                   Year Ended April 30,
                                                  -------------------------------------------------------
                                                       2002                2001                2000
                                                  ---------------    ------------------    --------------
                                                                        (Thousands)
Service cost - benefits earned during the
   period                                         $          556     $          571       $          656
Interest cost on projected
   benefit obligation                                      1,766              1,738                1,611
Expected return on assets                                 (2,481)            (2,560)              (2,464)
Amortization of prior service cost                          (352)              (352)                (352)
Recognized net actuarial loss                                  -                  -                  (24)
                                                  ---------------    -----------------    ---------------
Net periodic pension cost (income)                $         (511)    $         (603)      $         (573)
                                                  ===============    =================    ===============

Assumptions used in determining net periodic pension cost were:

                                                                   Year Ended April 30,
                                                -----------------------------------------------------------
                                                      2002                 2001                 2000
                                                -----------------    -----------------    -----------------

Discount rates                                       7.25%                 7.5%                  7.25%
Rates of increase in compensation
   levels                                             4.5%                 4.5%                   4.5%
Expected long-term rate of return
   on assets                                          9.0%                 9.0%                   9.0%



The following table sets forth changes in the plan's benefit obligations and assets, and summarizes components of amounts recognized in the Company's consolidated balance sheets:

                                                          April 30,
                                               -------------------------------
                                                    2002             2001
                                               -------------    --------------
                                                         (Thousands)

Change in benefit obligations:
  Benefit obligation at beginning of year        $  24,621        $  21,437
  Service cost (excluding expense component)           433              441
  Interest cost                                      1,766            1,738
  Actuarial (gain) loss                                651            2,749
  Benefits paid                                     (1,638)          (1,744)
                                               -------------    --------------
  Benefit obligation at end of year              $  25,833        $  24,621
                                               =============    ==============

Change in plan assets:
  Fair value of plan assets at
    beginning of year                            $  28,411        $  29,240
  Actual return on plan assets                         (98)           1,052
  Employer contribution                                  -                -
  Benefits paid                                     (1,638)          (1,744)
  Expenses                                            (117)            (137)
                                               -------------    --------------
  Fair value of plan assets at end of year       $  26,558        $  28,411
                                               =============    ==============

Funded status                                    $     725        $   3,790
Unrecognized net actuarial (gain) loss               4,740            1,516
Unrecognized prior service cost                     (2,331)          (2,683)
                                               -------------    --------------
Prepaid pension cost                             $   3,134        $   2,623
                                               =============    ==============


         Savings plan
         ------------
The Company has a savings plan to which the Company makes contributions. The plan provides for standard contributions of 33.3% of eligible employees defined contributions up to a maximum of 2% of such employees' compensation. Additional amounts may be contributed with the approval of the Companys Board of Directors. The Company's contribution to the plan amounted to approximately $230,000, $252,000 and $254,000 in 2002, 2001 and 2000, respectively.

         Stock option plans
         ------------------
Under the Company's 1992 Stock Option Plan, 311,750 shares were reserved for issuance to officers and other key employees at April 30, 2002. This plan expires on June 30, 2002. The Non-Employee Directors Option Plan has 34,000 shares reserved for issuance and provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant.

 A summary of activity in the Company's stock option plans is as follows:


                                                                   Year Ended April 30,
                              ------------------------------------------------------------------------------
                                            2002                         2001                        2000
                              ------------------------------- ---------------------------------- -----------
                                               Weighted                  Weighted                 Weighted
                                     Number    Average      Number        Average      Number     Average
                                      of       Exercise      of          Exercise       of        Exercise
                                     Shares      Price      Shares         Price       Shares      Price

Options outstanding at
  beginning of year                   12,000    $ 6.30      12,000        $ 6.27       43,500     $ 6.20

Granted                                3,000      3.95       2,500          5.88        2,500       5.84
Exercised                                  -                (1,000)         5.53            -
Expired or canceled                   (2,000)     5.19      (1,500)         5.88      (34,000)      7.50
                              -----------------          -------------               -----------
Options outstanding at
  end of year                         13,000      5.92      12,000          6.30       12,000       6.27
                              =================          =============               ===========

Available for grant at
  end of year                        332,750               335,750                    337,750
                              =================          =============               ===========
Options exercisable at
  end of year                         10,000                 9,500                      9,500
                              =================          =============               ===========
Range of exercise prices
  for options exercisable
  at end of year                $3.95 to $7.75           $5.19 to $7.75              $5.19 to $7.75
                              =================          ==============              ==============


Options outstanding at April 30, 2002 are exercisable over a four year period beginning one year from date of grant. The weighted average remaining contractual life of options outstanding at April 30, 2002, 2001 and 2000 are 2.5, 3.1 and 3.1 years, respectively. The weighted average fair value of options granted during the year was $1.36 in 2002, $1.08 in 2001 and $.97 in 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: expected volatility of 46%, 34% and 41%, risk-free interest rates of 3.3%, 4.4% and 6.6%, and expected lives of 3 years.

Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

(8)     INCOME TAXES:
        -------------
The provision (benefit) for income taxes consists of the following:
                                               Year Ended April 30,
                                     -----------------------------------------
                                         2002          2001           2000
                                     -----------   ------------   ------------
                                                   (Thousands)
Current:
   Federal                           $     (76)    $    (3,290)   $    (833)
   State and local                        (173)              8            -
                                     -----------   ------------   ------------
                                          (249)         (3,282)        (833)
                                     -----------   ------------   ------------
Deferred:
   Federal                               2,317            (847)       1,341
   State and local                         397             102          271
                                     -----------   ------------   ------------
                                         2,714            (745)       1,612
                                     -----------   ------------   ------------
Total provision (benefit)
 for income taxes                    $   2,465     $    (4,027)   $     779
                                     ===========   ============   ============




The components of the net deferred income tax liability are as follows:

                                                                April 30,
                                                         -----------------------
                                                            2002          2001
                                                         ---------     ---------
                                                              (Thousands)

Deferred income tax assets-
    State tax loss carryforwards                         $ 4,500       $ 4,732
    Real estate inventory valuation                          602           623
    Interest payable on tax settlements                        -           622
    Other                                                    585         1,323
                                                         ---------     ---------
     Total deferred income tax assets                      5,687         7,300
                                                         ---------     ---------

Deferred income tax liabilities-
    Real estate basis differences                         (1,238)         (683)
    Reserve for periodicals and paperbacks                  (862)         (709)
    Depreciable assets                                    (2,413)       (1,675)
    Differences related to timing of  partnership income       -          (142)
    Capitalized costs for financial reporting
      purposes, expensed for tax                          (1,388)       (1,358)
                                                         ---------     ---------
    Total deferred income tax liabilities                 (5,901)       (4,567)
                                                         ---------     ---------
    Valuation allowance for realization of state tax
      loss carryforwards                                  (4,382)       (4,615)
                                                         ---------     ---------
  Net deferred income tax liability                      $(4,596)      $(1,882)
                                                         =========     =========

The following table reconciles taxes computed at the U.S. federal statutory income tax rate to the Company's actual tax provision (benefit):



                                                      Year Ended April 30,
                                              ----------------------------------
                                                 2002        2001        2000
                                              ----------  ----------  ----------
                                                         (Thousands)

Computed tax provision at
  statutory rate                              $   2,095   $   (500)   $   662
Increase (reduction) in tax resulting from:
  State income taxes, net of federal
    income tax effect                               308         73        126
  Net reduction in tax liability as a
    result of IRS settlement                          -     (3,500)         -
  Nondeductible meals and entertainment              44         57         71
  Other                                              18       (157)       (80)
                                              ----------  ----------  ----------
Actual tax provision (benefit)                $   2,465   $ (4,027)   $   779
                                              ==========  ==========  ==========

The benefit for income taxes in 2001 includes a component of $3.5 million resulting from the settlement of Internal Revenue Service examinations for the years 1993 and 1994 at an amount less than that which the Company had previously accrued on account thereof.

(9)      SHAREHOLDERS' EQUITY:
         ---------------------
The Company has from time to time reacquired its shares to be held as treasury stock as part of a stock repurchase program. During 2000, the Company reacquired 143,000 of its common shares at a cost of approximately $857,000. During 2001, the Board of Directors authorized an additional repurchase of stock by means of a self-tender "Dutch Auction" for 725,000 shares of the Company's stock at a price not to exceed $7.00 per share and not lower than $5.25 per share. As a result of this program and other repurchases, the Company reacquired a total of approximately 668,000 shares at an aggregate cost of approximately $4.8 million.

(10)     COMMITMENTS AND CONTINGENCIES:
         ------------------------------
         Land sale contracts
         -------------------
The Company has entered into several conditional sales contracts for the sale of approximately 400 lots in Rio Rancho which would close at varying times throughout fiscal 2003 and 2004; however, since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts.

         Non-cancelable leases
         ---------------------
The Company is obligated under long-term non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense (in thousands) for 2002, 2001 and 2000 was approximately $3,750, $3,767 and $4,667 respectively.

The approximate minimum rental commitments for years subsequent to April 30, 2002, are as follows (in thousands): 2003 - $1,900; 2004 - $1,606; 2005 -
$1,319; 2006 - $819; 2007 - $209, and the total future minimum rental payments - $5,853.

         Rio Rancho lot exchanges
         ------------------------
In connection with certain individual homesite sales made prior to 1977 at Rio Rancho, New Mexico, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by such utilities for a lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to the exchange of lots.

(11)     LITIGATION:
         -----------
The Company's magazine subsidiary is a defendant in two lawsuits. In one case, the plaintiff is a former wholesaler no longer in business who alleges that the company and other national magazine distributors and wholesalers engaged in violations of the Robinson-Patman act, (which generally prohibits discriminatory pricing) that caused it to go out of business. In the other case, the plaintiff is a fulfillment services company which alleges Kable and R.D. Manufacturing Corporation ("RDMC"), a subsidiary of the Readers Digest Association and a former client of the plaintiff, engaged in practices that caused RDMC to terminate its contract with the plaintiff and become a client of Kable, and thereby cause the loss of millions of dollars and the destruction of the business of the client. In the first case, the plaintiff is seeking damages of $275 million trebled against all the defendants, plus punitive damages. In the second case, the plaintiff is seeking damages of not less than $15 million plus punitive damages. Kable has been indemnified by RDMC in this matter and RDMC is providing joint defense to the complaint, however, Kable does not know if RDMC has the resources to respond to any judgment. Management intends to vigorously defend itself, however, the outcome of these matters is unknown since both cases are in the early stages, discovery has not commenced and it will be several years before these matters are expected to come to trial.

The Company and/or its subsidiaries are involved in various other claims and legal actions incident to their operations, which in the opinion of management, based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(12)     FAIR VALUE OF FINANCIAL INSTRUMENTS:
         ------------------------------------
The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates changes. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables is $4.0 million versus a carrying amount of $4.6 million, and $5.0 million versus $5.2 million, respectively, at April 30, 2002 and April 30, 2001. The estimated fair value of the Company's long-term, fixed-rate notes payable is $3.1 million versus a carrying amount of $2.6 million as of April 30, 2002 and $6.3 million versus $6.2 million as of April 30, 2001.


(13)     INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS:
         ------------------
The Company has identified four segments in which it operates under the definition established by this standard. The Companys magazine circulation operations has two identified segments, Distribution and Fulfillment operations. Distribution operations involve the national and international distribution and sale of periodicals and paperbacks to wholesalers, and Fulfillment operations involve the performance of subscription and product fulfillment and other related activities on behalf of various publishers and other clients. The Company's real estate subsidiary also has two identified segments, Land Sale operations and Homebuilding operations. Land Sale operations involve the obtaining of approvals, and development of large tracts of land for sale to builders, commercial users and others, and Homebuilding operations involve the construction and sale of single-family homes and other projects. Corporate and other miscellaneous revenues and expenses not identifiable with a specific segment are grouped together in this presentation. Certain expenses are allocated among industry segments based upon management's estimate of each segment's absorption.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry segment, which also is based upon certain estimates and allocations among segments.

The following schedules set forth summarized data relative to the industry segments (amounts in thousands):


                                                                         Land           Home       Corporate
                                       Distribution    Fulfillment       Sales        Building     and Other   Consolidated
                                       ------------    -----------   ------------   -----------   ----------   ------------
Year ended April 30, 2002:
   Revenues                            $   15,253      $  33,995     $   31,321     $     683     $  2,153     $    83,405
   Operating expenses                      13,065         32,492         26,164           950        3,306          75,977
   Interest expense, net                      933            158             27             -          147           1,265
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income (loss) contribution   $    1,255      $   1,345     $    5,130     $    (267)    $ (1,300)    $     6,163
                                       ============    ===========   ============   ===========   ==========   ============

   Depreciation and amortization       $      890      $   1,296     $       94     $       -     $    411     $     2,691
   Identifiable assets                 $   34,382      $  19,562     $   75,787     $     448     $ 19,509     $   149,688
   Capital expenditures                $      133      $   2,629     $        -     $       -     $    137     $     2,899
---------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 2001:
   Revenues                            $   13,899      $  34,671     $   17,914     $   4,805     $  1,920     $    73,209
   Operating expenses                      15,963         32,099         12,808         6,900        4,138          71,908
   Interest expense, net                    1,740            472            350            42          167           2,771
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income (loss) contribution   $   (3,804)     $   2,100     $    4,756     $  (2,137)    $ (2,385)    $    (1,470)
                                       ============    ===========   ============   ===========   ==========   ============

   Depreciation and amortization       $    1,093      $   1,311     $      106     $     150     $    373     $     3,033
   Identifiable assets                 $   42,937      $  19,540     $   79,032     $   4,194     $ 19,141     $   164,844
   Capital expenditures                $      295      $   1,020     $        -     $       -     $    730     $     2,045
---------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 2000:
   Revenues                            $   15,927      $  36,621     $   33,629     $   30,674    $  2,982     $   119,833
   Operating expenses                      15,858         35,006         24,851         34,218       5,006         114,939
   Interest expense, net                    1,558            553            370            241         224           2,946
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income (loss) contribution   $   (1,489)     $   1,062     $    8,408     $   (3,785)   $ (2,248)    $     1,948
                                       ============    ===========   ============   ===========   ==========   ============
   Depreciation and amortization       $    1,076      $   1,585     $      361     $      860    $    222     $     4,104
   Identifiable assets                 $   43,157      $  16,778     $   77,808     $   10,247    $ 24,446     $   172,436
   Capital expenditures                $      592      $   1,159     $        -     $        -    $    908     $     2,659
---------------------------------------------------------------------------------------------------------------------------



Selected Quarterly Financial Data (Unaudited):
----------------------------------------------
                                             (In thousands of dollars, except per share amounts)
                                                                  Quarter Ended
                                         ----------------------------------------------------------------
                                            July 31,       October 31,      January 31,      April 30,
Year Ended April 30, 2002:                    2001            2001             2002             2002
                                         --------------   --------------  ---------------  --------------

Revenues                                 $      19,650    $      28,218   $      16,297    $      19,240

Gross Profit                                     2,814            6,228           3,945            5,542

Net Income (Loss)                        $        (365)   $       1,729   $         668    $       1,666
                                         ==============   ==============  ==============   ==============
Earnings (Loss) Per Share -
Basic and Diluted (b)                    $       (0.06)   $        0.26   $        0.10    $        0.25
                                         ==============   ==============  ==============   ==============


                                            July 31,       October 31,      January 31,      April 30,
Year Ended April 30, 2001:                    2000            2000            2001(a)           2001
                                         --------------   --------------  ---------------  --------------
Revenues                                 $      18,210    $      17,391   $      16,031    $      21,577

Gross Profit (Loss)                              3,892            4,566             (31)           5,147

Net Income (Loss)                        $        (214)   $         554   $       1,326    $         891
                                         ==============   ==============  ==============   ==============
Earnings (Loss) Per Share -
    Basic and Diluted (b)                $       (0.03)   $        0.08   $        0.20    $        0.14
                                         ==============   ==============  ==============   ==============


     (a) Includes a tax benefit of $3.5 million to reflect the settlement of IRS tax examinations. See Note 8.
     (b) The sum of the quarters does not equal the full year earnings per share due to rounding and, in fiscal 2001, the change in average shares outstanding during the year.



Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure.
         ---------------------
On March 7, 2002, the Company notified Arthur Andersen LLP ("Andersen") that the Company would change its independent public accountants and auditors to McGladrey & Pullen, LLP for its fiscal year ending April 30, 2002. Andersen and its predecessor partnership had been the independent public accountants and auditors for the Company since 1981.

Prior to such notification, the Company did not consult with McGladrey & Pullen, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with McGladrey & Pullen, LLP regarding the type of audit opinion that might be rendered on the Company's consolidated financial statements.

The reports of Andersen on the Company's consolidated financial statements for the fiscal years ended April 30, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended April 30, 2001 and 2000 and the subsequent interim period preceding the Company's notification to Andersen of its intention to dismiss such firm, there has been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Andersen, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

The Company's Audit Committee participated in and approved the decision to change the Company's external auditors and the Board made the appointment.






                                    PART III
                                    --------

The information called for by Part III is hereby incorporated by reference from the information set forth and under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                                     PART IV
                                     -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------

(a)  1.  The  following   financial   statements  and  supplementary   financial
         information are filed as part of this report:

     AMREP Corporation and Subsidiaries:

     o Report of Independent Public Accountants dated June 14, 2002 -
                 McGladrey and Pullen, LLP

     o Report of Independent Public Accountants dated August 13, 2001 -
                 Arthur Andersen LLP

     o Consolidated Balance Sheets - April 30, 2002 and 2001

     o Consolidated Statements of Income for the Three Years
                 Ended April 30, 2002

     o Consolidated Statements of Shareholders' Equity for the Three Years
                 Ended April 30, 2002

     o Consolidated Statements of Cash Flows for the Three Years
                 Ended April 30, 2002

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

(b) During the quarter ended April 30, 2002, Registrant filed a Report on Form 8-K on March 7, 2002 under Item 4, "Changes in Registrant's Certifying Accountant, reporting a change in independent public accountants and auditors from Arthur Andersen LLP to McGladrey and Pullen, LLP for the fiscal year ending April 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           AMREP  CORPORATION
                                                              (Registrant)

Dated:  July 18, 2002                                    By /s/Peter M. Pizza
                                                            -----------------
                                                               Peter M. Pizza
                                                               Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Peter M. Pizza                                       /s/Nicholas G. Karabots
-----------------------                                 -----------------------
   Peter M. Pizza                                          Nicholas G. Karabots
   Vice President,                                         Director
   Principal Financial Officer                          Dated:  July 18, 2002
   and Principal Accounting Officer*
Dated:  July 18, 2002

/s/Jerome Belson                                        /s/Albert V.  Russo
-----------------------                                 -----------------------
   Jerome Belson                                           Albert V. Russo
   Director                                                Director
Dated:  July 18, 2002                                 Dated:  July 18, 2002

/s/Edward B. Cloues II                                  /s/Samuel N. Seidman
-----------------------                                 -----------------------
   Edward B. Cloues II                                     Samuel N. Seidman
   Director                                                Director
Dated:  July 18, 2002                                 Dated:  July 18, 2002

/s/Lonnie A. Coombs                                     /s/James Wall
-----------------------                                 -----------------------
   Lonnie A. Coombs                                        James Wall
   Director                                                Director
Dated:  July 18, 2002                                 Dated:  July 18, 2002



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

                                                      Additions
                                            -----------------------------
                                               Charges       Charged
                               Balance at    (Credits) to  (Credited) to
                               Beginning      Costs and        Other                         Balance at End
Description                    of Period      Expenses       Accounts         Deductions       of Period
-----------                   -----------   -------------  --------------   --------------   --------------
FOR THE YEAR ENDED
APRIL 30, 2002:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     173    $       137    $          -      $      57       $        253
                              -----------   -------------  --------------   --------------   --------------
 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the
  consolidated balance sheet)  $  50,413    $     8,098    $          -      $     600       $     57,911
                              -----------   -------------  --------------   --------------   --------------
FOR THE YEAR ENDED
APRIL 30, 2001:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     361    $       (21)   $          -      $     167       $        173
                              -----------   -------------  --------------   --------------   --------------
 Allowance for estimated
 returns and doubtful accounts
 (included in receivables -
 magazine circulation
 operations on the
 consolidated balance sheet)   $  64,628    $   (11,509)   $          -      $   2,706       $     50,413
                              -----------   -------------  --------------   --------------   --------------

FOR THE YEAR ENDED
APRIL 30, 2000:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     255     $     106     $          -      $       -       $        361
                              -----------   -------------  --------------   --------------   --------------
 Allowance for estimated
 returns and doubtful accounts
 (included in receivables -
 magazine circulation
 operations on the
 consolidated balance sheet)   $  44,357     $  41,387     $          -      $  21,116       $     64,628
                              -----------   -------------  --------------   --------------   --------------



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


4 (a) Loan Agreement dated as of April 4, 2002 between U.S. Bank National Association and Kable News Company, Inc., Kable Fulfillment Services of Ohio, Inc. and Kable Distribution Services, Inc. - Incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K filed April 11, 2002.

10 (a) Non-Employee Directors Option Plan, as amended - Incorporated by reference to Exhibit 10 (i) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.*

21        Subsidiaries of Registrant - Filed herewith.

23        Consent of McGladrey & Pullen, LLP

_________________________________________
* Management contract or compensatory plan or arrangement in which directors or officers participate.