Form 10-Q
period 2002-07-31
AMREP CORP
filed 2002-09-13
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31 , 2002
                               -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ----------------------

                          Commission File Number 1-4702
                                                --------

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
Number of Shares of Common Stock, par value $.10 per share, outstanding at July 31, 2002 - 6,577,612.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
------                                                                 -------
Item 1.  Consolidated Financial Statements:

         Balance Sheets
            July 31, 2002 and April 30, 2002                              1

         Statements of Operations and Retained Earnings
            Three Months Ended July 31, 2002 and 2001                     2

         Statements of Cash Flows
            Three Months Ended July 31, 2002 and 2001                     3

         Notes to Consolidated Financial Statements                       4

Item 2. Managements Discussion and Analysis                             5 - 7

Item 3. Quantitative and Qualitative Disclosures about Market Risk        7

Item 4. Controls and Procedures                                           8

PART II.  OTHER INFORMATION
-------
Item 6. Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                10

CERTIFICATIONS                                                         11 - 13

EXHIBIT INDEX                                                             14

                          PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------


                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (Thousands, except par value and number of shares)

                                                     July 31,         April 30,
                                                      2002              2002
                                                 --------------   --------------
                                                   (Unaudited)        (Audited)
ASSETS
------
Cash and cash equivalents                       $     15,041    $      15,744
Receivables, net:
   Real estate operations                              7,005            6,630
   Magazine circulation operations                    35,789           34,849
Real estate inventory                                 62,899           62,296
Property, plant and equipment, at cost,
    net of accumulated depreciation
    and amortization of $14,913 at July 31,
    2002 and $14,499 at April 30, 2002                 9,801            9,890
Assets held for sale - net                             5,747            5,853
Other assets                                           9,142            9,235
Excess of cost of subsidiary
   over net assets acquired                            5,191            5,191
                                                ---------------   --------------
                                                $    150,615      $    149,688
                                                ===============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable                                $     21,548      $    26,349
Accrued expenses                                       6,694            7,518
Notes payable:
   Amounts due within one year                         9,592            3,383
   Amounts subsequently due                           12,174           13,236
                                                ---------------   --------------

                                                      21,766           16,619

Taxes payable                                          1,711            1,127
Deferred income taxes                                  4,596            4,596
                                                ---------------   --------------
                                                      56,315           56,209
                                                ---------------   --------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000; shares
    issued -7,403,704 at July 31, 2002
    and 7,399,704 at April 30, 2002                      740              740
  Capital contributed in excess of par value          44,961           44,935
  Retained earnings                                   54,308           53,513
  Treasury stock, at cost; 826,092 shares at
    July 31, 2002 and April 30, 2002                 ( 5,709)          (5,709)
                                                ---------------   --------------
                                                      94,300           93,479
                                                ---------------   --------------
                                                $    150,615      $   149,688
                                                ===============   ==============

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2002 and 2001
                      (Thousands, except per share amounts)

                                                      2002              2001
                                                ---------------   --------------
REVENUES
--------
Magazine circulation operations                 $     12,166      $    11,598

Real estate operations                                 2,493            7,266

Interest and other operations                          1,351              786
                                                ---------------   --------------
                                                      16,010           19,650
                                                ---------------   --------------

COSTS AND EXPENSES
------------------
Magazine circulation operating expenses                9,872            9,722

Real estate cost of sales                              1,433            6,495

Real estate commissions and selling                      130              150

Other operations                                         671              619

General and administrative:
   Magazine circulation operations                     1,732            1,770
   Real estate operations and corporate                  714              986

Interest expense, net                                    133              516
                                                ---------------   --------------
                                                      14,685           20,258
                                                ---------------   --------------
      Income (loss) before income taxes                1,325             (608)

PROVISION (BENEFIT) FOR  INCOME TAXES                    530             (243)
                                                ---------------   -------------
NET INCOME ( LOSS )                                      795             (365)

RETAINED EARNINGS, beginning of period                53,513           49,815
                                                ---------------   --------------
RETAINED EARNINGS, end of period                $     54,308      $    49,450
                                                ===============   ==============
NET INCOME PER SHARE -
    BASIC AND DILUTED                           $       0.12      $     (0.06)
                                                ===============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     6,576            6,574
                                                ===============   ==============

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 2002 and 2001
                                   (Thousands)


                                                      2002              2001
                                                ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ( Loss )                             $        795      $      (365)
                                                ---------------   --------------
Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities -
 Depreciation and amortization                           740              650
 Non-cash credits and charges:
   Pension benefit accrual                                (4)             (96)
   Bad debt reserve                                       16               74
 Changes in assets and liabilities -
   Receivables                                        (1,365)          (5,028)
   Real estate inventory                                (603)           3,810
   Other assets                                          (26)            (248)
   Accounts payable and accrued
    expenses                                          (5,629)           1,934
   Taxes payable                                         584             (297)
                                                ---------------   --------------
      Total adjustments                               (6,287)             799
                                                ---------------   --------------
      Net cash provided (used)
       by operating activities                        (5,492)             434
                                                ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                 (384)            (144)
                                                ---------------   --------------
      Net cash used
       by investing activities                          (384)            (144)
                                                ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                        7,745            6,813
   Principal debt payments                            (2,598)         (12,635)
   Proceeds from exercise of stock options                26                -
                                                ---------------   --------------
      Net cash provided (used)
       by financing activities                         5,173           (5,822)
                                                ---------------   --------------
   Decrease in cash and cash equivalents                (703)          (5,532)

CASH AND CASH EQUIVALENTS,
   beginning of period                                15,744           15,941
                                                ---------------   --------------

CASH AND CASH EQUIVALENTS,
   end of period                                $     15,041      $    10,409
                                                ===============   ==============


SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net
     of amounts capitalized                     $        133      $       516
                                                ===============   ==============
   Income taxes paid - net of refunds           $        (54)     $        54
                                                ===============   ==============

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2002 and 2001

(1)      BASIS OF PRESENTATION
         ---------------------
The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2002 balance sheet amounts have been derived from the April 30, 2002 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS
         -----------------
The following tables set forth summarized data relative to the industry segments in which the Company operates for the three month periods ended July 31, 2002 and 2001. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the land operations and homebuilding segments, depending upon the nature of business activity. In addition, certain prior year amounts with respect to corporate allocations have been reclassified to conform to the 2002 presentation and methodology of allocations.

THREE MONTHS                           Land        Home                                 Corporate
                                    Operations   Building   Distribution  Fulfillment   and Other   Consolidated
July 2002 (Thousands):
   Revenues                       $     2,829    $     -     $    3,492     $  8,674     $  1,015      $  16,010
   Expenses(excluding interest)         2,271          -          2,959        8,820          502         14,552
   Interest expense, net                    -          -             64           10           59            133
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income (loss)
    contribution                  $       558    $     -     $      469     $   (156)    $    454      $   1,325
                                  =============  ==========  ============   ==========   ==========    ===========
   Identifiable Assets            $    73,408    $     -     $   36,337     $ 22,429     $ 18,441      $ 150,615
------------------------------------------------------------------------------------------------------------------

July 2001 (Thousands):
   Revenues                       $     7,509    $    16     $    3,567     $  8,031     $    527      $  19,650
   Expenses(excluding interest)         7,464        164          3,283        8,209          622         19,742
   Interest expense, net                   45          -            351           83           37            516
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income (loss)
     contribution                 $         -    $  (148)    $      (67)    $   (261)    $   (132)     $    (608)
                                  =============  ==========  ============   ==========   ==========    ===========
   Identifiable Assets            $    81,747    $ 2,208     $   43,651     $ 20,436     $ 12,252      $ 160,294


                       AMREP CORPORATION AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial Condition
-------     -----------------------------------------------------------
            and Results of Operations
            -------------------------
RESULTS OF OPERATIONS
---------------------
Three Months ended July 31, 2002 Compared to the Three Months ended July 31,2001
--------------------------------------------------------------------------------

Total revenues from magazine circulation operations of the Company's Kable News Company ("Kable") subsidiary were $12.2 million for its fiscal 2003 first quarter ended July 31, 2002 compared to $11.6 million in the first quarter of the prior fiscal year. Revenues from Kable's Fulfillment Services business increased 8%, from $8.0 million in the first quarter of 2002 to $8.7 million in the first quarter of 2003, primarily as a result of revenue contributed from several new clients. Revenues from Kable's Newsstand Distribution Services' business decreased 2% in the first quarter of fiscal 2003, from $3.6 million last year to $3.5 million in the current year, as the result of a modest decline in magazine sales for existing customers. The operating margin contributed by Kable improved as operating expenses increased approximately 1.5%, primarily because of variable cost increases of fulfillment activities related to new business, which increases were offset in part by the elimination or reduction of certain costs in newsstand operations that had been incurred in the prior year in connection with the start-up of internet and other activities.

Revenues from land sales decreased from $7.3 million in fiscal 2002's first quarter to $2.5 million in the same quarter this year, as the result of a large land sale in California made last year as part of the Company's restructuring program to dispose of all assets in markets outside of New Mexico. Although this sale generated revenue of approximately $5 million, it contributed very modest profits and, as a result, gross profits from real estate operations were approximately $290,000 higher in the current fiscal year even though revenues were lower. The gross profit on land sales in the Company's principal market of Rio Rancho, New Mexico was 44% in the first quarter of 2003 compared to 35% in the same period last year. Revenues and related gross profits from land sales can vary from period to period as a result of many factors, including the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Real estate commissions and selling expenses are primarily related to land sales, and decreased from $150,000 in the first quarter last year to $130,000 in the first quarter of fiscal 2003. These costs can vary depending upon the specific parcels and tracts of land sold. Real estate and corporate general and administrative expenses also decreased from $986,000 in the first quarter of 2002 to $714,000 in the first quarter of 2003 as a result of the continuing effects of the Company's downsizing of administrative functions. General and administrative costs of magazine circulation operations decreased approximately 2%, from $1.8 million in the first quarter of 2002 to $1.7 million in the first quarter of the current year, which reflected continuing benefits of a cost reduction program implemented throughout Kable, particularly within the Distribution Services business, as well as the elimination of costs incurred in the prior year in connection with the start-up of internet-related and other new business opportunities.

Revenues associated with interest and other operations increased from $786,000 in the first quarter last year to $1,351,000 in the first quarter of the current fiscal year, primarily as the result of the receipt of interest of $344,000 in connection with a tax refund claim settled during the quarter. In addition, revenues in the Company's water utility subsidiary increased by $125,000 as the result of an increase in rates, and the real estate subsidiary concluded a sale of certain impact fee credits associated with its development activities for $194,000. The related costs of these other operations also increased from $619,000 in 2002 to $671,000 this year, principally due to additional operating costs of the water utility.

Interest expense net of amounts capitalized decreased from $516,000 in the first quarter of fiscal 2002 to $133,000 in the first quarter of fiscal 2003 as a result of lower average borrowing levels in both real estate and magazine circulation operations and a decrease in average interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the past several years, the Company has financed its operations from internally generated funds from land sales and magazine circulation operations, and from borrowings under its various lines-of credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------
The Company's subsidiaries have line of credit arrangements with several financial institutions which are collateralized by various assets. Based upon collateral availability, the Company's subsidiaries had an aggregate borrowing availability of $33.2 million at July 31, 2002 against which $19.2 million had been borrowed.

Kable News Company has an agreement with a bank which allows the Company to borrow up to $20 million based upon a prescribed percentage of eligible accounts receivable, as defined. This line of credit bears interest at the bank's prime rate (4.75% at July 31, 2002) plus .75%, and is collateralized by substantially all of Kable's assets. At July 31, 2002, Kable had borrowing availability of $17.9 million, against which borrowings of $8.4 million were outstanding. During the quarter ended July 31, 2002, Kable entered into an additional arrangement with a bank for a $4.6 million credit line to be used for and collateralized by specific capital expenditures. At July 31, 2002, the Company had borrowed approximately $3.6 million under this agreement at an average interest rate of 5.6%, with principal payments due over a three to four year term.

The Company also has several loans to support real estate operations in New Mexico. These loans bear interest at the bank's prime rate (4.75% at July 31,

2002) and are collateralized by certain real estate assets. At July 31, 2002 the maximum available under real estate lines-of-credit totaled $10.7 million, against which borrowings of $7.2 million were outstanding.

Cash Flows From Operating Activities
------------------------------------
Real estate inventory amounted to $62.3 million at April 30, 2002 compared to $62.9 million at July 31, 2002. This change is the net result of additional development work at Rio Rancho, New Mexico. Receivables from magazine circulation operations increased from $34.8 million at April 30, 2002 to $35.8 million at July 31, 2002, primarily as the result of the timing of distribution billings. Accounts payable decreased from $26.3 million at April 30, 2002 to $21.5 million at July 31, 2002 primarily due to the timing of month end payments.

Application of Critical Accounting Policies
-------------------------------------------
The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The significant estimates that affect the financial statements of the Company include, but are not limited to, inventory valuation judgments for real estate operations, sales percentage and magazine return estimates for magazine circulation operations, and the recoverability of long-term assets and amortization periods for all business operations. Actual results could differ from those estimates. There has been no significant effect on the financial condition or results of operations as a result of changes in policies or estimates.

Statement of Forward-Looking Information
----------------------------------------
Certain information included herein and in other statements, reports and filings with the Securities and Exchange Commission is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002 for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------
There have been no material changes to the Company's market risk for the three month period ended July 31, 2002. Refer to Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002 for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.   Controls and Procedures
-------   -----------------------
 (a)      Not applicable.

 (b) Internal controls were most recently evaluated in connection with the audit of the Company's financial statements for the fiscal year ended April 30, 2002, and there have been no significant changes in the internal controls or in other factors that could significantly affect these controls since that time.

                                     PART II
                                     -------
                                Other Information
                                -----------------


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------
  (a)     Exhibits
          --------

          99.1  Certification  Pursuant to 18 U.S.C.  Section 1350 as enacted by
          Section 906 of the Sarbanes-Oxley Act of 2002.


  (b)     Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed by Registrant during the quarter ended July 31, 2002.

                                    FORM 10-Q

                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         AMREP CORPORATION
                                                            (Registrant)






     Dated:    September 13, 2002                    By:     /s/  Peter M. Pizza
                                                             -------------------
                                                             Peter M. Pizza
                                                             Chief Financial
                                                             Officer (Principal
                                                             Financial and
                                                             Accounting Officer)

CERTIFICATIONS
--------------
I, Peter M. Pizza, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMREP Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated:  September 13, 2002



/s/ Peter M. Pizza
--------------------------------
Peter M. Pizza
Title:   Chief Financial Officer

CERTIFICATIONS
--------------
I, James Wall, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMREP Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated:  September 13, 2002


/s/ James Wall
--------------------------------
James Wall
Title:  *


_______________________
* The Company is a holding company which does substantially all of its business through two wholly-owned subsidiaries (and their subsidiaries). Those wholly-owned subsidiaries are AMREP Southwest Inc. ("ASW") and Kable News Company, Inc. ("Kable"). Mr. Wall is the principal executive officer of ASW, and Mr. Duloc is the principal executive officer of Kable. The Company has no chief executive officer and its only executive officers are James Wall and Peter M. Pizza. Mr. Wall is a Vice President of the Company and Mr. Pizza is a Vice President and Chief Financial Officer of the Company.

CERTIFICATIONS
--------------
I, Michael P. Duloc, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMREP Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated:  September 13, 2002

/s/ Michael P. Duloc
--------------------------------
Michael P. Duloc
Title:  *



_______________________
* The Company is a holding company which does substantially all of its business through two wholly-owned subsidiaries (and their subsidiaries). Those wholly-owned subsidiaries are AMREP Southwest Inc. ("ASW") and Kable News Company, Inc. ("Kable"). Mr. Wall is the principal executive officer of ASW, and Mr. Duloc is the principal executive officer of Kable. The Company has no chief executive officer and its only executive officers are James Wall and Peter M. Pizza. Mr. Wall is a Vice President of the Company and Mr. Pizza is a Vice President and Chief Financial Officer of the Company.

                       AMREP CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------


         Exhibit No.                      Description
         ----------     --------------------------------------------------------
           99.1         Certification  Pursuant to 18 U.S.C. Section 1350 as
                        enacted by Section 906 of the Sarbanes-Oxley Act of 2002