Form 10-Q
period 2002-10-31
AMREP CORP
filed 2002-12-16
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                          October 31, 2002
For the quarterly period ended _________________________________________________

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to  _____________________

                          Commission File Number 1-4704
                                                 -------

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at October 31, 2002 - 6,580,612.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                      PAGE NO.
------                                                              -------
Item 1.  Financial Statements:

         Balance Sheets
            October 31, 2002 and April 30, 2002                        1

         Statements of Operations and Retained Earnings
            Three Months Ended October 31, 2002 and 2001               2

         Statements of Operations and Retained Earnings
            Six Months Ended October 31, 2002 and 2001                 3

         Statements of Cash Flows
            Six Months Ended October 31, 2002 and 2001                 4

         Notes to Consolidated Financial Statements                  5 - 6

Item 2.  Management's Discussion and Analysis                        7 - 9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk    9
Item 4.  Controls and Procedures                                     9 - 10

PART II.  OTHER INFORMATION
-------

Item 1.  Legal Proceedings                                            11
Item 4.  Submission of Matters to a Vote of Security Holders          11
Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                            12

CERTIFICATIONS                                                     13 - 18

EXHIBIT INDEX                                                         19

                          PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------
                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                             October 31,           April 30,
                                                2002                  2002
                                       ------------------     ------------------

ASSETS
------
Cash and cash equivalents                  $     17,940      $      15,744
Receivables, net:
   Real estate operations                         5,644              6,630
   Magazine circulation operations               34,031             34,849
Real estate inventory                            64,038             62,296
Property, plant and equipment, at cost,
    net of accumulated depreciation and
    amortization of $15,373 at October 31, 2002
    and $14,499 at April 30, 2002                 9,984              9,890
Assets held for sale - net                        6,061              5,853
Other assets                                      9,603              9,235
Excess of cost of subsidiary over
     net assets acquired                          5,191              5,191
                                       ------------------     ------------------
                                            $   152,492      $     149,688
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable                           $     25,093      $      26,349
Accrued expenses                                  7,158              7,518
Notes payable:
   Amounts due within one year                    4,577              3,383
   Amounts subsequently due                      13,432             13,236
                                       ------------------     ------------------
                                                 18,009             16,619

Taxes payable                                     2,067              1,127
Deferred income taxes                             4,596              4,596
                                       ------------------     ------------------
                                                 56,923             56,209
                                       ------------------     ------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000;
    7,406,704 shares issued -
    at October 31, 2002 and 7,399,704
    at April 30, 2002                               741                740
  Capital contributed in excess of par value     44,980             44,935
  Retained earnings                              55,557             53,513
  Treasury stock, at cost; 826,091 shares
    at October 31, 2002 and April 30, 2002       (5,709)            (5,709)
                                       ------------------     ------------------
                                                 95,569             93,479
                                       ------------------     ------------------
                                           $    152,492       $    149,688
                                       ==================     ==================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2002 and 2001
                      (Thousands, except per share amounts)

                                               2002                     2001
                                     ------------------      -------------------
REVENUES
--------
Magazine circulation operations           $      13,175       $     13,112

Real estate operations                            2,091             14,172

Interest and other operations                     1,070                934
                                     ------------------      -------------------
                                                 16,336             28,218
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------
Magazine circulation operating expenses           9,973              9,712

Real estate cost of sales                           927             11,657

Real estate commissions and selling                 191                452

Other operations                                    613                621

General and administrative:
   Magazine circulation operations                1,648              1,630
   Real estate operations and corporate             727                822

Interest expense, net                               176                442
                                     ------------------      -------------------
                                                 14,255             25,336
                                     ------------------      -------------------
         Income before income taxes               2,081              2,882

PROVISION  FOR  INCOME TAXES                        832              1,153
                                     ------------------      -------------------
NET INCOME                                        1,249              1,729

RETAINED EARNINGS, beginning of period           54,308             49,450
                                     ------------------      -------------------
RETAINED EARNINGS, end of period          $      55,557       $     51,179
                                     ==================      ===================
NET INCOME PER SHARE - BASIC AND DILUTED  $        0.19       $       0.26
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                6,579              6,574
                                     ==================      ===================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2002 and 2001
                      (Thousands, except per share amounts)

                                              2002                     2001
                                     ------------------      -------------------
REVENUES
--------
Magazine circulation operations           $      25,341       $     24,710

Real estate operations                            4,584             21,438

Interest and other operations                     2,421              1,720
                                     ------------------      -------------------
                                                 32,346             47,868
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------
Magazine circulation operating expenses          19,845             19,434

Real estate cost of sales                         2,360             18,152

Real estate commissions and selling                 321                602

Other operations                                  1,284              1,240

General and administrative:
   Magazine circulation operations                3,380              3,400
   Real estate operations and corporate           1,441              1,808

Interest expense, net                               309                958
                                     ------------------      -------------------
                                                 28,940             45,594
                                     ------------------      -------------------
         Income before income taxes               3,406              2,274

PROVISION  FOR  INCOME TAXES                      1,362                910
                                     ------------------      -------------------
NET INCOME                                        2,044              1,364

RETAINED EARNINGS, beginning of period           53,513             49,815
                                     ------------------      -------------------
RETAINED EARNINGS, end of period          $      55,557       $     51,179
                                     ==================      ===================
NET INCOME PER SHARE - BASIC AND DILUTED  $        0.31       $       0.21
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                6,577              6,574
                                     ==================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2002 and 2001
                                                   (Thousands)
                                               2002                    2001
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $    2,044            $   1,364
                                      -----------------       ------------------
  Adjustments to reconcile net income
     to net cash provided by operating
     activities -
     Depreciation and amortization               1,516                1,267
     Non-cash credits and charges:
       Pension benefit accrual                      (7)                (192)
       Bad debt reserve                            177                  324
     Changes in assets and liabilities -
       Receivables                               1,605               (7,329)
       Real estate inventory                    (1,742)              11,871
       Other assets                               (673)               1,017
       Accounts payable and accrued expenses    (1,641)               8,010
       Taxes payable                               940                  787
                                      -----------------       ------------------

         Total adjustments                          175              15,755
                                      -----------------       ------------------

         Net cash provided by
         operating activities                    2,219               17,119
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (1,459)              (1,473)
                                      -----------------       ------------------
         Net cash used by investing activities  (1,459)              (1,473)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                  13,630               12,915
  Principal debt payments                      (12,240)             (29,035)
  Proceeds from exercise of stock options           46                    -
                                      -----------------       ------------------
         Net cash provided ( used )
         by financing activities                 1,436              (16,120)
                                      -----------------       ------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               2,196                 (474)
CASH AND CASH EQUIVALENTS,
  beginning of period                           15,744               15,941
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS, end of period    $   17,940            $  15,467
                                      =================       ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net
  of amounts capitalized                    $      378            $     915

                                      =================       ==================
  Income taxes paid - net of refunds        $      422            $      67
                                      =================       ==================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended October 31, 2002 and 2001

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

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS
         -----------------

The following tables set forth summarized data relative to the industry segments in which the Company operates for the three and six month periods ended October 31, 2002 and 2001. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the land operations and homebuilding segments, depending upon the nature of business activity. In addition, certain prior year amounts with respect to corporate allocations have been reclassified to conform to the 2002 presentation and methodology of allocations.

THREE MONTHS                           Land        Home                                 Corporate
                                    Operations   Building   Distribution  Fulfillment   and Other   Consolidated
                                    ----------   --------   ------------  -----------   ---------   ------------
October 2002 (Thousands):
   Revenues                       $     2,524    $     0     $    4,028     $  9,147     $    637      $  16,336
   Expenses(excluding interest)         1,828          0          2,964        8,832          455         14,079
   Interest expense, net                    0          0             68           49           59            176
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income
    contribution                  $       696    $     0     $      996     $    266     $    123      $   2,081
                                  =============  ==========  ============   ==========   ==========    ===========

------------------------------------------------------------------------------------------------------------------

October 2001 (Thousands):
   Revenues                       $    13,852    $   651     $    4,191     $  8,921     $    603      $  28,218
   Expenses(excluding interest)        12,135        813          3,191        8,151          604         24,894
   Interest expense, net                   36          -            312           59           35            442
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income (loss)
     contribution                 $     1,681    $  (162)    $      688     $    711     $    (36)     $   2,882
                                  =============  ==========  ============   ==========   ==========    ===========

SIX MONTHS                            Land        Home                                 Corporate
                                    Operations   Building   Distribution  Fulfillment   and Other   Consolidated
                                    ----------   --------   ------------  -----------  ----------   ------------
October 2002 (Thousands):
   Revenues                       $     5,353    $     0     $    7,520     $ 17,821     $  1,652      $  32,346
   Expenses(excluding interest)         4,099          0          5,923       17,652          957         28,631
   Interest expense, net                    0          0            132           59          118            309
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income
    contribution                  $     1,254    $     0     $    1,465     $    110     $    577      $   3,406
                                  =============  ==========  ============   ==========   ==========    ===========
   Identifiable assets            $    71,786    $     0     $   38,333     $ 23,082     $ 19,291      $ 152,492

------------------------------------------------------------------------------------------------------------------

October 2001 (Thousands):
   Revenues                       $    21,361    $   667     $    7,758     $ 16,952     $  1,130      $  47,868
   Expenses(excluding interest)        19,652        924          6,474       16,360        1,226         44,636
   Interest expense, net                   81          -            663          142           72            958
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income (loss)
     contribution                 $     1,628    $  (257)    $      621     $    450     $   (168)     $   2,274
                                  =============  ==========  ============   ==========   ==========    ===========
   Identifiable assets            $    70,951    $ 2,890     $   47,215     $ 17,879     $ 19,950     $  158,885

 -----------------------------------------------------------------------------------------------------------------

                       AMREP CORPORATION AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations
           -------------------------
Results of Operations for the Three and Six Month Periods Ended October 31, 2002
--------------------------------------------------------------------------------
and 2001
--------

Revenues from magazine circulation operations were approximately $13.2 million in the second quarter ended October 31, 2002 compared to $13.1 million in the same period of the prior year, and for the six months ended October 31, 2002 increased 3% to approximately $25.3 million in the current year from $24.7 million in the prior year. Revenues from Newsstand Distribution Services decreased approximately 4% and 3% for the three and six month periods ended October 31, 2002, respectively, compared to the previous year, primarily due to a modest decline in magazine sales rates. Revenues from Fulfillment Services increased by 3% and 5% in the same periods of fiscal 2002 compared to the prior year, due in large part to revenues associated with new customers and the expansion of the product services line of fulfillment activity. Magazine circulation operating expenses increased by 3% in the second quarter and 2% in the six month period, principally due to the costs associated with the expansion of the product services line.

Revenues from real estate operations were $2.1 million and $4.6 million for the three and six month periods ended October 31, 2002, respectively, compared to $14.2 million and $21.4 million in the comparable periods of the prior year. The sharp decrease in revenue for both the three and six month periods of the current fiscal year was the result of two large land sales made in the prior year as part of the Company's restructuring of its real estate operations, including a program to dispose of all real estate assets in markets outside of New Mexico. Although these two large land sales in California and Colorado, (one in the first quarter and the other in the second quarter) generated a substantial amount of cash, the gross profits realized were marginal and, as a result, the average gross profit percentage on all land sales was 19% and 16% in the prior year's three and six month periods ended October 31, 2001, compared to 56% and 48% in the comparable periods of the current year. Gross profits on land sales in the Company' principal market of Rio Rancho were 45% and 42% in the three and six month periods of fiscal 2002, respectively, compared to 61% and 51% in the current year's comparable quarters, and increased because the current year activity includes proportionately more sales from certain projects that contribute a higher average gross profit. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Real estate commissions and selling expenses decreased in both the three and six month periods ended October 31, 2002 due to the decrease in sales activity, but these expenses did not decrease in direct proportion to sales because the large land sales which occurred in the prior year outside of New Mexico (discussed above) had minimal variable costs. Real estate and corporate general and administrative expenses decreased in both the three and six month periods due to the effects of the Company's cost reduction and other budgetary control measures, and general and administrative costs of magazine circulation operations were generally comparable for the three and six month periods ended October 31, 2002 and 2001.

Revenues associated with interest and other operations increased in both the three and six month periods of the current fiscal year resulting from the receipt of interest in connection with a federal tax refund claim and the sale of certain real estate development impact fee credits, both of which occurred in the first quarter, and the settlement with an insurance company of a claim filed in a prior year that was finalized in the second quarter. Costs of these other operations were generally comparable in both the three and six month periods ended October 31, 2002 and 2001.

Interest expense net of amounts capitalized decreased in both the three and six month periods ended October 31, 2002 as a result of lower average borrowing levels in both real estate and magazine circulation operations as well as a decrease in average interest rates.

Liquidity and Capital Resources
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

The Company's subsidiaries have line of credit arrangements with several financial institutions which are collateralized by various assets. Based upon collateral availability, the Company's subsidiaries had an aggregate borrowing availability of $30.6 million at October 31, 2002 against which $15.5 million had been borrowed.

Kable News Company has an agreement with a bank which allows the Company to borrow up to $20 million based upon a prescribed percentage of eligible accounts receivable, as defined. At October 31, 2002, Kable had borrowing availability of $16.9 million based upon available collateral, against which $7.0 million was outstanding. Kable has an additional arrangement with another bank for a $4.6 million credit line to be used for specific capital expenditures and collateralized by the equipment purchased. At October 31, 2002, the Company had borrowed approximately $3.6 million under this agreement of which $3.4 million remained outstanding, with principal payments due over a three to four year term.

The Company has several loans to support real estate operations in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At October 31, 2002, the maximum available under real estate lines-of-credit totaled $9.3 million against which borrowings of $5.1 million were outstanding. In addition, extensions on two lines of credit totaling $6.0 million were in process.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $62.3 million at April 30, 2002 compared to $64.0 million at October 31, 2002. This change is the net result of additional development work at Rio Rancho, New Mexico. Receivables from magazine circulation operations decreased moderately from $34.8 million at April 30, 2002 to $34.0 million at October 31, 2002 as a result of the timing of billings and collections.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes to the Company's market risk for the six month period ended October 31, 2002. Refer to Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002 for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures
--------------------------------

        (a) Evaluation of Disclosure Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Financial Officer and other certifying Officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Certifying Officers concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

        (b)      Changes in Internal Controls

Internal controls were most recently evaluated in connection with the audit of the Company's financial statements for the fiscal year ended April 30, 2002, and there have been no significant changes in internal controls or in other factors that could significantly affect those controls since that time.

                                     PART II
                                     -------
                                Other Information
                                -----------------

Item 1.  Legal Proceedings
-------  -----------------

     The commencement of the lawsuit entitled "Northeast Sort & Fulfillment Corp. v. Kable Fulfillment Services of Ohio, Inc.", was reported in subdivision B of Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2002. That lawsuit was settled and terminated in September 2002 without any cost to the Registrant or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     The 2002 Annual Meeting of Shareholders of the Registrant was held September 19, 2002.

     At the meeting, Jerome Belson, Nicholas G. Karabots and Albert Russo were reelected directors of the Registrant by the following votes:
                                        For                     Withheld
                                        ---                     --------
     Jerome Belson                   6,239,868                   4,411
     Nicholas G. Karabots            6,206,638                  37,641
     Albert Russo                    6,235,848                   8,431

     The terms of office of Edward B. Cloues II, Lonnie A. Coombs, Samuel N. Seidman and James Wall continued after the meeting.

Item 6.  Exhibits and Reports on Form 8-K
-------  ---------------------------------

     (a)   Exhibits
           --------

     99.1 Certification  Pursuant to 18 U.S.C. Section 1350 as enacted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K
           -------------------

     No reports on Form 8-K were filed by Registrant during the quarter ended October 31, 2002.

                                    FORM 10-Q

                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        AMREP CORPORATION
                                                            (Registrant)






  Dated:       December 16, 2002                     By:     /s/ Peter M. Pizza
                                                             ------------------
                                                             Peter M. Pizza
                                                             Vice President
                                                             and Chief Financial
                                                             Officer (Principal
                                                             Financial and
                                                             Accounting Officer)

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   December  16, 2002



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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  December 16, 2002


/s/ James Wall
---------------
James Wall
Title:  *


_______________________
* The Company is a holding company which does substantially all of its business through two wholly-owned subsidiaries (and their subsidiaries). Those wholly-owned subsidiaries are AMREP Southwest Inc. ("ASW") and Kable News Company, Inc. ("Kable"). Mr. Wall is the principal executive officer of ASW, and Mr. Duloc is the principal executive officer of Kable. The Company has no chief executive officer and its only executive officers are James Wall and Peter M. Pizza. Mr. Wall is a Senior Vice President of the Company and Mr. Pizza is a Vice President and Chief Financial Officer of the Company.

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December  16, 2002

/s/ Michael P. Duloc
--------------------
Michael P. Duloc
Title:  *



_______________________
* The Company is a holding company which does substantially all of its business through two wholly-owned subsidiaries (and their subsidiaries). Those wholly-owned subsidiaries are AMREP Southwest Inc. ("ASW") and Kable News Company, Inc. ("Kable"). Mr. Wall is the principal executive officer of ASW, and Mr. Duloc is the principal executive officer of Kable. The Company has no chief executive officer and its only executive officers are James Wall and Peter M. Pizza. Mr. Wall is a Senior Vice President of the Company and Mr. Pizza is a Vice President and Chief Financial Officer of the Company.

                       AMREP CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------


Exhibit No.                               Description
-----------         ------------------------------------------------------------

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002