Form 10-Q
period 2003-01-31
AMREP CORP
filed 2003-03-21
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               January 31 , 2003
                              --------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to  _____________________

                          Commission File Number 1-4702
                                                ----------

                                AMREP Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oklahoma                                              59-0936128
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

641 Lexington Avenue, Sixth Floor, New York, New York             10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code       (212) 705-4700
                                                  ------------------------------

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                              Yes             No   X
                                 --------        --------


Number of Shares of Common Stock, par value $.10 per share, outstanding at February 28, 2003 - 6,580,612.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX




PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                    ------------

Item 1.  Financial Statements:

         Balance Sheets
            January 31, 2003 and April 30, 2002                          1

         Statements of Operations and Retained Earnings
            Three Months Ended January 31, 2003 and 2002                 2

         Statements of Operations and Retained Earnings
            Nine Months Ended January 31, 2003 and 2002                  3

         Statements of Cash Flows
            Nine Months Ended January 31, 2003 and 2002                  4

         Notes to Consolidated Financial Statements                      5 - 7

Item 2. Management's Discussion and Analysis                             8 - 10

Item 3. Quantitative and Qualitative Disclosures about Market Risk       10

Item 4. Controls and Procedures                                          10 - 11

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                               13

CERTIFICATIONS                                                           14 - 19

EXHIBIT INDEX                                                            20

                          PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
------   --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                           January 31,            April 30,
                                              2003                  2002
                                       ------------------     ------------------

ASSETS
------
Cash and cash equivalents              $    16,688            $     15,744
Receivables, net:
   Real estate operations                    5,898                   6,630
   Magazine circulation operations          32,524                  34,082
Real estate inventory                       63,434                  62,296
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $15,895 at January 31,
   2003 and $14,499 at April 30, 2002        9,680                   9,890
Assets held for sale - net                   5,984                   5,853
Other assets                                 9,712                  10,002
Excess of cost of subsidiary over
   net assets acquired                       5,191                   5,191
                                       ------------------     ------------------
                                       $   149,111            $    149,688
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable                       $    24,362            $     26,349
Accrued expenses                             7,896                   7,518
Notes payable:
   Amounts due within one year               4,902                   3,383
   Amounts subsequently due                  6,843                  13,236
                                       ------------------     ------------------
                                            11,745                  16,619

Taxes payable                                2,265                   1,127
Deferred income taxes                        4,596                   4,596
                                       ------------------     ------------------
                                            50,864                  56,209
                                       ------------------     ------------------

Commitments and contingencies

Shareholders' equity:
   Common stock, $.10 par value;
    shares authorized - 20,000,000;
    7,406,704 shares issued -
    at January 31, 2003 and 7,399,704
    at April 30, 2002                          740                     740
   Capital contributed in excess
    of par value                            44,982                  44,935
   Retained earnings                        58,234                  53,513
   Treasury stock, at cost; 826,092
       shares at January 31, 2003
       and April 30, 2002                   (5,709)                 (5,709)
                                       ------------------     ------------------
                                            98,247                  93,479
                                       ------------------     ------------------
                                       $   149,111            $    149,688
                                       ==================     ==================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2003 and 2002
                      (Thousands, except per share amounts)

                                              2003                   2002
                                     ------------------      -------------------
REVENUES
--------

Magazine circulation operations        $    13,316            $     12,178

Real estate operations                       6,899                   3,267

Interest and other operations                  643                     852
                                     ------------------      -------------------

                                            20,858                  16,297
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------

Magazine circulation operating expenses     10,026                   9,549

Real estate cost of sales                    2,774                   2,106

Real estate commissions and selling            296                     143

Other operations                               604                     697

General and administrative:
   Magazine circulation operations           1,706                   1,674
   Real estate operations and corporate        849                     777

Interest expense, net                          141                     238
                                     ------------------      -------------------
                                            16,396                  15,184
                                     ------------------      -------------------
       Income before income taxes            4,462                   1,113

PROVISION  FOR  INCOME TAXES                 1,785                     445
                                     ------------------      -------------------
NET INCOME                                   2,677                     668

RETAINED EARNINGS, beginning of period      55,557                  51,179
                                     ------------------      -------------------
RETAINED EARNINGS, end of period       $    58,234            $     51,847
                                     ==================      ===================
NET INCOME PER SHARE - BASIC
   AND DILUTED                         $      0.41            $       0.10
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           6,581                   6,574
                                     ==================      ===================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2003 and 2002
                      (Thousands, except per share amounts)

                                              2003                    2002
                                     ------------------      -------------------
REVENUES
--------

Magazine circulation operations        $    38,657            $     36,888

Real estate operations                      11,483                  24,705

Interest and other operations                3,064                   2,572
                                     ------------------      -------------------

                                            53,204                  64,165
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------

Magazine circulation operating expenses     29,871                  28,983

Real estate cost of sales                    5,134                  20,258

Real estate commissions and selling            617                     745

Other operations                             1,888                   1,937

General and administrative:
   Magazine circulation operations           5,086                   5,074
   Real estate operations and corporate      2,290                   2,585

Interest expense, net                          450                   1,196
                                     ------------------      -------------------
                                            45,336                  60,778
                                     ------------------      -------------------
       Income before income taxes            7,868                   3,387

PROVISION  FOR  INCOME TAXES                 3,147                   1,355
                                     ------------------      -------------------
NET INCOME                                   4,721                   2,032

RETAINED EARNINGS, beginning of period      53,513                  49,815
                                     ------------------      -------------------
RETAINED EARNINGS, end of period       $    58,234            $     51,847
                                     ==================      ===================
NET INCOME PER SHARE - BASIC
   AND DILUTED                         $      0.72            $       0.31
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          6,579                    6,574
                                     ==================      ===================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2003 and 2002
                                   (Thousands)
                                             2003                    2002
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                           $     4,721            $      2,032
                                      -----------------       ------------------
  Adjustments to reconcile
    net income to net cash provided by
    operating activities -
    Depreciation and amortization            2,293                   1,892
  Non-cash credits and charges:
    Pension benefit accrual                    102                   ( 304)
    Bad debt reserve                           126                     436
  Changes in assets and liabilities -
    Receivables                              2,163                   1,432
    Real estate inventory                   (1,138)                 11,144
    Other assets                              (340)                  1,380
    Accounts payable and accrued expenses   (1,642)                  4,556
    Taxes payable                            1,138                     323
                                      -----------------       ------------------

    Total adjustments                        2,702                  20,859
                                      -----------------       ------------------
    Net cash provided by
      operating activities                   7,423                  22,891
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (1,651)                 (1,827)
                                      -----------------       ------------------
    Net cash used by investing activities   (1,651)                 (1,827)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing              18,400                  15,386
  Principal debt payments                  (23,274)                (39,670)
  Proceeds from exercise of stock options       46                       -
                                      -----------------       ------------------
    Net cash provided (used) by
      financing activities                  (4,828)                (24,284)
                                      -----------------       ------------------
Increase (decrease) in cash and
  cash equivalents                             944                  (3,220)

CASH AND CASH EQUIVALENTS, beginning
  of period                                 15,744                  15,941
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS, end
 of period                             $    16,688            $     12,721
                                      =================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts
    capitalized                        $       482            $      1,385
                                      =================       ==================
Income taxes paid - net of refunds     $     1,311            $      1,032
                                      =================       ==================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended January 31, 2003 and 2002

(1)      BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2002 balance sheet amounts have been derived from the April 30, 2002 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's 2002 Annual Report on Form 10-K. In the opinion of management, subject to the resolution of the matter discussed in Note 2, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      EMERGING ISSUES TASK FORCE ISSUE 01-14
         --------------------------------------

The amounts reported for the results of operations for the three and nine month periods ended January 31, 2003 are preliminary. The company is currently evaluating the implications of applying the consensus of Emerging Issues Task Force (EITF) Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" in its financial statements. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred and the related expenses be characterized as revenue and expenses, rather than presented on a net basis, in the income statement. EITF 01-14 was effective for financial reporting periods beginning after December 15, 2001. In the Company's fulfillment services business various services, including the mailing of customer statements, renewal notices and direct mail solicitations, are performed for magazine publishers for which substantial postage costs are incurred and which contractually are required to be paid by the publisher in advance of the mailing. The Company historically has netted customer postage deposits against the related postage expense, which reflects the belief that since the Company is not exposed to any credit risk in the transaction and has no supplier discretion it is appropriate to show the transactions net. Should it be determined that the EITF 01-14 consensus applies to these fulfillment services postage arrangements, circulations operations revenues would be increased with a corresponding increase in circulation operation expenses. The Company estimates that the amount of the postage subject to this treatment was approximately $6.9 million and $19.3 million for the three and nine month periods of fiscal 2003, respectively, and $5.4 million and $15.2 million for the corresponding periods of the previous year. The application of the EITF would have no impact on amounts reported for net income, cash provided by operating activities, working capital or stockholders' equity. EITF 01-14 also requires comparative financial statements for prior periods to be reclassified to comply with the revised presentation if practical. Until the issue is resolved the Company's independent accountant has not been able to complete its review of the financial statements included in this Form 10-Q.

(3)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS
         -----------------

The following tables set forth summarized data relative to the industry segments in which the Company operates for the three and Nine month periods ended January 31, 2003 and 2002. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the land operations and homebuilding segments, depending upon the nature of business activity. In addition, certain prior year amounts with respect to corporate allocations have been reclassified to conform to the 2003 presentation and methodology of allocations.

THREE MONTHS                           Land        Home                                  Corporate
                                    Operations   Building    Distribution  Fulfillment   and Other    Consolidated
                                    ----------   --------    ------------  -----------   ---------    ------------
January 2003 (Thousands):
   Revenues                       $     7,012    $     -     $    3,519     $  9,797     $    530      $  20,858
   Expenses(excluding interest)         3,778          -          2,946        8,961          570         16,255
   Interest expense, net                   -           -             45           40           56            141
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income
     contribution                 $     3,234    $     -     $      528     $    796     $    (96)     $   4,462
                                  =============  ==========  ============   ==========   ==========    ===========

------------------------------------------------------------------------------------------------------------------

January 2002 (Thousands):
   Revenues                       $     3,559    $     3     $    3,543     $  8,635     $    557      $  16,297
   Expenses(excluding interest)         2,952         60          3,298        7,925          711         14,946
   Interest expense, net                   32          -            153           17           36            238
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income
     contribution                 $       575    $   (57)    $       92     $    693     $   (190)     $   1,113
                                  =============  ==========  ============   ==========   ==========    ===========
------------------------------------------------------------------------------------------------------------------

NINE MONTHS                            Land        Home                                  Corporate
                                    Operations   Building    Distribution  Fulfillment   and Other    Consolidated
                                    ----------   --------    ------------  -----------   ---------    ------------
January 2003 (Thousands):
   Revenues                       $   12,365     $     -     $   11,039     $ 27,618     $  2,182      $   53,204
   Expenses (excluding interest)       7,877           -          8,869       26,613        1,527          44,886
   Interest expense, net                   -           -            177           99          174             450
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income
     contribution                 $    4,488     $     -     $    1,993     $    906     $    481      $    7,868
                                  =============  ==========  ============   ==========   ==========    ===========
   Identifiable assets            $   72,757     $     -     $   33,953     $ 23,119     $ 19,282      $  149,111
------------------------------------------------------------------------------------------------------------------

January 2002 (Thousands):
   Revenues                       $   24,920     $    670    $   11,301     $ 25,587     $  1,687      $   64,165
   Expenses (excluding interest)      22,604          984         9,772       24,285        1,937          59,582
   Interest expense, net                 113           -            816          159          108           1,196
                                  -------------  ----------  ------------   ----------   ----------    -----------
   Pretax income
     contribution                 $    2,203     $   (314)   $      713     $  1,143     $   (358)     $    3,387
                                  =============  ==========  ============   ==========   ==========    ===========
   Identifiable assets            $   72,875     $  1,277    $   39,043     $ 19,905     $  14,371     $  147,471
------------------------------------------------------------------------------------------------------------------

(4)      STOCK-BASED COMPENSATION
         ------------------------

The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No.25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized with respect to the stock option plans in the financial statements. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148 is immaterial for all periods presented.

                       AMREP CORPORATION AND SUBSIDIARIES

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Results of  Operations  for the Three and Nine Month  Periods ended January
---------------------------------------------------------------------------
31, 2003 and 2002
-----------------

As discussed in Note 2, the Company is currently evaluating the implications of applying the consensus of Emerging Issues Task Force (EITF) Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" in its financial statements, which requires that reimbursements received for out-of-pocket expenses incurred and the related expenses be characterized as revenue and expenses, rather than presented on a net basis, in the income statement. The following discussion is based upon the Company's historic methodology which has netted customer postage deposits against the related postage expense. The application of EITF 01-14 would result in a reclassification of amounts previously netted, and have no impact on amounts reported for net income, cash provided by operating activities, working capital or stockholders' equity.

Revenues from magazine circulation operations increased to $13.3 million in the third quarter ended January 31, 2003 from $12.2 million in the same period last year, and were approximately $38.7 million for the first nine months of fiscal 2003 versus $36.9 million in the same period of fiscal 2002. Revenues from Fulfillment Services increased approximately 13% and 8% for the three and nine month periods ended January 31, 2003, respectively, compared to the corresponding periods of the prior year, with a majority of this increase being due to new customers, the expansion of the product services line of fulfillment activity and, to a lesser extent, to the fee resulting from an early contract termination. Revenues from Newsstand Distribution Services decreased approximately 1% and 2% for the three and nine month periods ended January 31, 2003, respectively, compared to the corresponding periods of the prior year primarily due to a modest decline in magazine sales rates. Magazine circulation operating expenses increased by 5% in the third quarter and 3% in the nine month period, respectively, principally due to operating costs associated with the expansion of the product services line.

Revenues from real estate operations were $6.9 million and $11.5 million for the three and nine month periods ended January 31, 2003, respectively, compared to $3.3 million and $24.7 million in the comparable periods of the prior year. Revenues increased in the third quarter of the current year due to higher number of residential land sale closings in the Company's principal market in New Mexico than in the same period last year, but decreased for the nine month period since last year's revenues included two large land sales in Colorado and California which were made as part of the Company's restructuring of its real estate operations, including a program to dispose of all real estate assets in markets outside of New Mexico. Although these two large prior year sales generated a substantial amount of cash, the gross profits realized were marginal and, as a result, the average gross profit percentage on all land sales increased from 19% in the first nine months of fiscal 2002 to 55% in the current year. For the quarter ended January 31, 2003, the consolidated gross profit margin was 60% compared to 35% in the same quarter last year. Gross profits on land sales in the Company's major market of Rio Rancho, New Mexico were 60% and 57% in the three and nine month periods of fiscal 2003, respectively, compared to 37% and 41% in the prior year's comparable periods, and increased over the prior year because the current year activity includes proportionately more sales from certain projects that contribute a higher average gross profit. Land sale revenues and related gross profits can vary from period to period as a result of the nature and timing of specific transactions, and thus prior results are not necessarily an indication of amounts that may be expected to occur in future periods.

Real estate commissions and selling expenses increased in the three month period ended January 31, 2003 versus the same period in fiscal 2002 as a result of the increased revenues, but decreased for the nine month period despite the revenue increase because those two large land sales discussed above which were made in the prior year did not have significant commissions and selling costs associated with them. Real estate and corporate general and administrative expenses increased in the quarter ended January 31, 2003 due to an increase in pension expense resulting from an anticipated change in the assumption for the expected rate of return of investments necessitated by changing market conditions, but they decreased for the nine month period in fiscal 2003 versus the same period last year due to the effects of the Company's cost reduction and other budgetary control measures. General and administrative costs of magazine circulation operations in the third quarter and nine month periods of fiscal 2003 were comparable to the same periods of the prior year. Interest expense decreased in both the three and nine month periods ended January 31, 2003 due to the effects of lower borrowing levels and reduced interest rates in both the magazine circulation and real estate business segments.

Liquidity and Capital Resources
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from land sales and magazine circulation operations, and from borrowings under its various lines-of-credit and development loan agreements.

Kable News Company has an agreement with a bank which allows it to borrow up to $20 million based upon a prescribed percentage of eligible accounts receivable, as defined. At January 31, 2003, Kable had borrowing availability of $14.9 million based upon available collateral, against which $2.1 million was outstanding. Kable also has an additional arrangement with another bank for a $4.6 million credit line to be used for the purchase of capital equipment and which is collateralized by such equipment. At January 31, 2003, approximately $3.2 million was outstanding under this arrangement, and $1.0 million was available for future borrowing.

The Company also has several lines of credit and development loan agreements totaling $16.3 million to support real estate operations in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At January 31, 2003, the maximum availability under these real estate loan arrangements totaled $8.9 million based upon available collateral, against which borrowings of $4.1 million were outstanding.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $62.3 million at April 30, 2002 compared to $63.4 million at January 31, 2003. This change was the net result of additional development work at Rio Rancho, New Mexico. Receivables from magazine circulation operations decreased moderately from $34.1 million at April 30, 2002 to $32.5 million at January 31, 2003 as a result of the timing of billings and collections.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There have been no material changes to the Company's market risk for the nine month period ended January 31, 2003. Refer to Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002 for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures
-------  -----------------------

        (a) Evaluation of Disclosure Controls and Procedures

During the 90-day period prior to the filing of this report, management, including the Company's Chief Financial Officer and other certifying Officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the certifying Officers concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

        (b) Changes in Internal Controls

Internal controls were most recently evaluated in connection with the audit of the Company's financial statements for the fiscal year ended April 30, 2002, and there have been no significant changes in internal controls or in other factors that could significantly affect those controls since that time.

                                     PART II

                                Other Information


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

   (a)   Exhibits
         --------

         10.1 AMREP Corporation 2002 Non-Employee Directors' Stock Plan

         99.1 Certification  Pursuant to 18 U.S.C. Section  1350  as  enacted by
              Section 906 of the Sarbanes-Oxley Act of 2002.


   (b)   Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by Registrant during the quarter ended January 31, 2003.

                                    FORM 10-Q

                       AMREP CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            AMREP CORPORATION
                                               (Registrant)






Dated:         March 21, 2003               By:      /s/ Peter M. Pizza
                                                     ------------------

                                                     Peter M. Pizza
                                                     Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

CERTIFICATIONS
--------------

I, Peter M. Pizza, certify that, subject to the resolution of the matter discussed in Note 2 to the financial statements:

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

Dated:   March  21, 2003



/s/ Peter M. Pizza
------------------

Peter M. Pizza
Title:   Chief Financial Officer

CERTIFICATIONS
--------------

I, James Wall, certify that, subject to the resolution of the matter discussed in Note 2 to the financial statements:

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


Dated:  March 21, 2003


/s/ James Wall
--------------

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

CERTIFICATIONS
--------------

I, Michael P. Duloc, certify that, subject to the resolution of the matter discussed in Note 2 to the financial statements:

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

Dated:  March 21, 2003

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

                       AMREP CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------



         Exhibit No.                        Description
         -----------                        -----------

            10.1        AMREP Corporation 2002 Non-Employee Directors' Stock
                        Plan

            99.1 Certification Pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002