Form 10-Q/A
period 2003-01-31
AMREP CORP
filed 2003-06-12
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q / A


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

                                EXPLANATORY NOTE
                                ----------------
On March 21, 2003, AMREP Corporation filed with the Securities and Exchange Commission (SEC) the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003. The amounts reported were deemed preliminary pending the Company's evaluation of the implications of applying the consensus of Emerging Issues Task Force (EITF) Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", to the method of accounting for reimbursed postage expenses and the related revenues in the Fulfillment business. The Company has now completed this evaluation and has concluded that EITF Issue 01-14 is not applicable and that it is appropriate to continue to net the reimbursed expenses against the related revenues.
Accordingly, no change is required to the Company's historical accounting practices or to amounts reported in the unaudited financial statements included in the Form 10-Q.

The amendments being made pursuant to this Form 10-Q/A are as follows:

     o Note 2 to the Notes to Consolidated Financial Statements (Unaudited) is deleted in its entirety.

     o The first paragraph of the "Results of Operations for the Three and Nine Month Periods ended January 31, 2003 and 2002" included in the Management's Discussion and Analysis of Financial Condition and Results of Operations" is deleted in its entirety.

     o The phrase "subject to the resolution of the matter discussed in Note 2 to the financial statements" included in the first sentence of each of the three (3) "Certifications" signed by officers of the Company is deleted in its entirety.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
-------                                                               ----------
Item 1.  Financial Statements:

         Balance Sheets
            January 31, 2003 and April 30, 2002                           1
         Statements of Operations and Retained Earnings
            Three Months Ended January 31, 2003 and 2002                  2

         Statements of Operations and Retained Earnings
            Nine Months Ended January 31, 2003 and 2002                   3

         Statements of Cash Flows
            Nine Months Ended January 31, 2003 and 2002                   4

         Notes to Consolidated Financial Statements                     5 - 6

Item 2. Management's Discussion and Analysis                            7 - 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk        9

Item 4. Controls and Procedures                                           9

PART II.  OTHER INFORMATION
--------
Item 6. Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                11

CERTIFICATIONS                                                         12 - 17

EXHIBIT INDEX                                                             18

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------
                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                            January 31,          April 30,
                                                2003               2002
                                       ------------------     ------------------

ASSETS
------
Cash and cash equivalents               $     16,688           $  15,744
Receivables, net:
   Real estate operations                      5,898               6,630
   Magazine circulation operations            32,524              34,082
Real estate inventory                         63,434              62,296
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $15,895 at January 31, 2003
   and $14,499 at April 30, 2002               9,680               9,890
Assets held for sale - net                     5,984               5,853
Other assets                                   9,712              10,002
Excess of cost of subsidiary over net
   assets acquired                             5,191               5,191
                                       ------------------     ------------------
                                        $    149,111           $ 149,688
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable                        $     24,362           $  26,349
Accrued expenses                               7,896               7,518
Notes payable:
   Amounts due within one year                 4,902               3,383
   Amounts subsequently due                    6,843              13,236
                                       ------------------     ------------------
                                              11,745              16,619

Taxes payable                                  2,265               1,127
Deferred income taxes                          4,596               4,596
                                       ------------------     ------------------
                                              50,864              56,209
                                       ------------------     ------------------

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

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2003 and 2002
                      (Thousands, except per share amounts)

                                               2003                2002
                                       ------------------     ------------------
REVENUES
--------

Magazine circulation operations         $     13,316           $  12,178

Real estate operations                         6,899               3,267

Interest and other operations                    643                 852
                                       ------------------     ------------------
                                              20,858              16,297
                                       ------------------     ------------------

COSTS AND EXPENSES
------------------

Magazine circulation operating expenses       10,026               9,549

Real estate cost of sales                      2,774               2,106

Real estate commissions and selling              296                 143

Other operations                                 604                 697

General and administrative:
   Magazine circulation operations             1,706               1,674
   Real estate operations and corporate          849                 777

Interest expense, net                            141                 238
                                       ------------------     ------------------
                                              16,396              15,184
                                       ------------------     ------------------
       Income before income taxes              4,462               1,113

PROVISION  FOR  INCOME TAXES                   1,785                 445
                                       ------------------     ------------------
NET INCOME                                     2,677                 668

RETAINED EARNINGS, beginning of period        55,557              51,179
                                       ------------------     ------------------
RETAINED EARNINGS, end of period        $     58,234           $  51,847
                                       ==================     ==================
NET INCOME PER SHARE -
   BASIC AND DILUTED                    $       0.41           $    0.10
                                       ==================     ==================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             6,581               6,574
                                       ==================     ==================
           See notes to consolidated financial statements.
                                        2

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2003 and 2002
                      (Thousands, except per share amounts)

                                              2003                 2002
                                       ------------------     ------------------
REVENUES
--------
Magazine circulation operations         $     38,657           $  36,888

Real estate operations                        11,483              24,705

Interest and other operations                  3,064               2,572
                                       ------------------     ------------------

                                              53,204              64,165
                                       ------------------     ------------------

COSTS AND EXPENSES
------------------
Magazine circulation operating expenses       29,871              28,983

Real estate cost of sales                      5,134              20,258

Real estate commissions and selling              617                 745

Other operations                               1,888               1,937

General and administrative:
   Magazine circulation operations             5,086               5,074
   Real estate operations and corporate        2,290               2,585

Interest expense, net                            450               1,196
                                       ------------------     ------------------
                                              45,336              60,778
                                       ------------------     ------------------
       Income before income taxes              7,868               3,387

PROVISION  FOR  INCOME TAXES                   3,147               1,355
                                       ------------------     ------------------
NET INCOME                                     4,721               2,032

RETAINED EARNINGS, beginning of period        53,513              49,815
                                       ------------------     ------------------
RETAINED EARNINGS, end of period        $     58,234           $  51,847
                                       ==================     ==================
NET INCOME PER SHARE - BASIC AND
   DILUTE                               $       0.72           $    0.31
                                       ==================     ==================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             6,579               6,574
                                       ==================     ==================
                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2003 and 2002
                                   (Thousands)

                                            2003                    2002
                                       -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                            $      4,721           $   2,032
                                       -----------------      ------------------
  Adjustments to reconcile net
    income to net cash provided by
    operating activities -
  Depreciation and amortization                2,293               1,892
  Non-cash credits and charges:
    Pension benefit accrual                      102               ( 304)
    Bad debt reserve                             126                 436
  Changes in assets and liabilities -
   Receivables                                 2,163               1,432
   Real estate inventory                      (1,138)             11,144
   Other assets                                 (340)              1,380
   Accounts payable and accrued expenses      (1,642)              4,556
   Taxes payable                               1,138                 323
                                       -----------------      ------------------

    Total adjustments                          2,702              20,859
                                       -----------------      ------------------

    Net cash provided by operating activities  7,423              22,891
                                       -----------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (1,651)             (1,827)
                                       -----------------      ------------------
    Net cash used by investing activities     (1,651)             (1,827)
                                       -----------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                18,400              15,386
  Principal debt payments                    (23,274)            (39,670)
  Proceeds from exercise of stock options         46                   -

                                       -----------------      ------------------
    Net cash provided ( used )
      by financing activities                 (4,828)            (24,284)
                                       -----------------      ------------------
Increase (decrease) in cash and
      cash equivalents                           944              (3,220)

CASH AND CASH EQUIVALENTS, beginning
      of period                               15,744              15,941
                                       -----------------      ------------------

CASH AND CASH EQUIVALENTS, end
      of perio                          $     16,688           $  12,721
                                       =================      ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts
      capitalized                       $        482           $   1,385
                                       =================      ==================
  Income taxes paid - net of refunds    $      1,311           $   1,032
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


THREE MONTHS                           Land                                                         Corporate
                                    Operations     Home Building   Distribution     Fulfillment     and Other      Consolidated
January 2003 (Thousands):
   Revenues                       $    7,012      $     -         $     3,519      $   9,797        $  530         $    20,858
   Expenses(excluding interest)        3,778            -               2,946          8,961           570              16,255
   Interest expense, net                   -            -                  45             40            56                 141
                                  --------------  --------------  ---------------  -------------  -------------  ----------------
   Pretax income contribution     $    3,234      $     -         $       528      $     796        $ ( 96)        $     4,462
                                  ==============  ==============  ===============  =============  =============  ================
---------------------------------------------------------------------------------------------------------------------------------



January 2002 (Thousands):
   Revenues                       $    3,559      $      3        $     3,543      $   8,635        $  557         $    16,297
   Expenses(excluding interest)        2,952            60              3,298          7,925           711              14,946
   Interest expense, net                  32             -                153             17            36                 238
                                  --------------  --------------  -----------      -------------  -------------  ----------------
   Pretax income (loss)           $      575      $    (57)       $        92      $     693        $ (190)        $     1,113
     contribution                 ==============  ==============  ===============  =============  =============  ================



NINE MONTHS                            Land                                                         Corporate
                                    Operations     Home Building   Distribution     Fulfillment     and Other      Consolidated
                                  -------------    -------------   ------------     -----------     ---------      ------------
January 2003 (Thousands):
   Revenues                       $   12,365      $      -        $    11,039      $  27,618       $ 2,182     $        53,204
   Expenses (excluding interest)       7,877             -              8,869         26,613         1,527              44,886
   Interest expense, net                   -             -                177             99           174                 450
                                  --------------  --------------  ---------------  -------------  -------------  ----------------
   Pretax income                  $    4,488      $      -        $     1,993      $     906       $   481     $         7,868
     contribution                 ==============  ==============  ===============  =============  =============  ================

  Identifiable assets             $   72,757      $      -        $    33,953      $  23,119       $19,282     $       149,111


---------------------------------------------------------------------------------------------------------------------------------

January 2002 (Thousands):
   Revenues                       $   24,920      $    670        $    11,301      $  25,587       $   1,687   $        64,165
   Expenses (excluding interest)      22,604           984              9,772         24,285           1,937            59,582
   Interest expense, net                 113             -                816            159             108             1,196
                                  --------------  --------------  ---------------  -------------  -------------  ----------------
   Pretax income contribution     $    2,203      $  ( 314)       $       713      $   1,143       $   ( 358)  $         3,387
                                  ==============  ==============  ===============  =============  =============  ================

   Identifiable assets            $   72,875      $  1,277        $    39,043      $  19,905       $  14,371   $       147,471


---------------------------------------------------------------------------------------------------------------------------------

          (3)      STOCK-BASED COMPENSATION
                   ------------------------

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

                       AMREP CORPORATION AND SUBSIDIARIES

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

Results of  Operations  for the Three and Nine Month  Periods  ended January 31,
--------------------------------------------------------------------------------
2003 and 2002
-------------

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


Liquidity and Captial Resources
-------------------------------

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




                                               AMREP CORPORATION
                                                 (Registrant)






         Dated:June 11, 2003                   By:      /s/ Peter M. Pizza
                                                        ------------------------
                                                        Peter M. Pizza
                                                        Vice President and
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

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

Dated:   June 11, 2003



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


Dated:  June 11, 2003


/s/ James Wall
-----------------------
James Wall
Title:  *


-----------------------

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

Dated:  June 11, 2003

/s/ Michael P. Duloc
-----------------------
Michael P. Duloc
Title:  *



-----------------------

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