Form 10-K
period 2003-04-30
AMREP CORP
filed 2003-07-29
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

For the fiscal year ended     April 30, 2003  Commission File Number 1-4702
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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).      Yes    No X

Aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the last sales price of such Common Stock on October 31, 2002, on the New York Stock Exchange Composite Tape - $18,443,807.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 24, 2003 - 6,590,112.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 2003 Annual Meeting - Part III.

                                     PART I
                                     ------
Item 1. Business
------  --------
                                     GENERAL

The Company*, through its subsidiaries, is primarily engaged in three businesses: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, "AMREP Southwest"), and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable News Company, Inc. and its subsidiaries (collectively, "Kable").

Data concerning Industry Segments is set forth in Note 14 of Notes to Consolidated Financial Statements. The Company's foreign sales and activities are not significant.

Recent Developments

On April 15, 2003, the Company, through a wholly-owned subsidiary of Kable, acquired certain tangible and intangible assets and assumed certain liabilities constituting the subscription fulfillment business of Electronic Data Systems Corporation and various subsidiaries ("EDS") based in Louisville, Colorado. The business had revenues of approximately $82 million for the year ended December 31, 2002; however, because of known customer losses prior to the purchase, it is anticipated that the annual revenues and net income of the acquired business will be substantially reduced from historical levels. The purchase price for the assets was approximately $10 million, and consisted of cash and the assumption of certain liabilities. The physical assets acquired in the transaction included principally mail processing, communications and data processing equipment located, for the most part, in a leased facility in Louisville, Colorado at which EDS had conducted the acquired business. Kable has entered into a sublease with EDS for this facility, and it intends to continue to operate these assets and conduct the acquired business at this location. As a result of this transaction, the Company believes that it is now the second largest provider of subscription fulfillment services to magazine publishers in the United States.

                             REAL ESTATE OPERATIONS

The Company conducts its real estate business through AMREP Southwest, with these activities occurring primarily in Rio Rancho, New Mexico. As of July 1, 2003, the real estate business employed approximately 15 persons.

Land Development Operations

Rio Rancho (including the City) consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,750 acres have been platted into approximately 112,400 homesite and commercial lots and 16,300 acres are dedicated to community facilities, roads and drainage with the remainder consisting of unplatted land. At April 30, 2003, approximately 84,000 of these lots had been sold. The Company currently owns approximately 21,100 acres in Rio Rancho, of which approximately 6,000 acres are in contiguous blocks which have been developed or are suitable for development and approximately 2,200 acres are in areas with a high concentration of ownership suitable for special assessment districts or city redevelopment areas which may allow for future development under the auspices of local government. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or which may be sold individually or in small groups.



_________________

* As used herein, "Company" includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

Development activities conducted or arranged by the Company include the obtaining of necessary governmental approvals ("entitlements"), installation of utilities and necessary storm drains, and building or improving of roads. At Rio Rancho, the Company is developing both residential lots and sites for commercial and industrial use as the demand warrants, and also is securing entitlements for large development tracts for sale to homebuilders. The engineering work at Rio Rancho is performed by both Company employees and outside firms, but development work is performed by outside contractors. Land at Rio Rancho is marketed by Company personnel, both directly and through brokers. The Company competes with other owners of land in the Albuquerque area who offer for sale developed residential lots and sites for commercial and industrial use.

The commercial areas in Rio Rancho presently include more than 500 businesses and professional offices, as well as 15 shopping centers with approximately 1.25 million square feet of retail and office space, including a 55,000 square foot office building owned by the Company. The industrial areas have approximately 80 buildings with over 4.2 million square feet, including a manufacturing facility containing approximately 3.1 million square feet which is owned and occupied by Intel Corporation, Rio Rancho's largest employer.

Since early 1977, no individual lots without homes at Rio Rancho have been sold by the Company to consumers. Over 50,000 lots without homes were sold prior to 1977, and most of these are in areas where utilities have not yet been installed. However, under certain of the contracts pursuant to which the lots were sold, if utilities have not reached the respective lot when the purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by water, telephone and electric utilities for the lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

The Company owned two tracts of land in Colorado, consisting of one residential property of approximately 160 acres planned for approximately 350 homes which is being offered for sale subject to the Company obtaining all necessary approvals, and one property of approximately 10 acres zoned for commercial use, which is also being offered for sale but which may be developed by the Company.

Other Real Estate Projects

The Company developed the Eldorado at Santa Fe, New Mexico subdivision which had approximately 2,750 homes as of April 30, 2003. The Company sold 9 lots there in fiscal 2003, and 1 lot remained to be sold at the end of fiscal 2003. The
Company also owns and operates a water utility company which serves the subdivision and is under contract for sale. The closing has been delayed pending completion of the regulatory approval process and satisfaction of other conditions, and there is no assurance that the sale will be concluded.

The Company also owned approximately 14 acres in the Orlando, Florida area at the beginning of fiscal 2003. During fiscal 2003, approximately 1.6 acres of this property was acquired by a governmental authority through condemnation proceedings, and a second condemnation of approximately 6 acres is expected to occur during fiscal 2004.

       FULFILLMENT SERVICES AND NEWSSTAND DISTRIBUTION SERVICES OPERATIONS

Through Kable, the Company (i) performs fulfillment and related services for publishers and other customers and (ii) distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries. As of July 1, 2003, Kable employed approximately 1,500 persons, of whom approximately 1,340 were involved in its fulfillment activities and 160 in distribution activities.

Fulfillment Services

Kable's Fulfillment Services business performs a number of fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services, list services and product fulfillment services, and it accounted for 73% of Kable's total revenues in fiscal 2003.

In the magazine subscription fulfillment service operation, Kable processes new orders, receives and accounts for payments, prepares and sends to each publisher's printer labels or tapes containing the names and addresses of subscribers for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications for mailing, maintains subscriber lists and databases, generates marketing and statistical reports, processes Internet orders and prints forms and promotional materials. Kable performs all of these services for many clients, but some clients utilize only certain of them. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications, membership organizations and government agencies which utilize the broad capabilities of Kable's extensive database system.

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

As a result of the acquisition of the subscription fulfillment business of EDS completed in April 2003, Kable now performs fulfillment services for approximately 870 different magazine titles for approximately 280 clients and maintains almost 60 million active subscriber names for its client publishers. In a typical month, Kable produces over 80 million mailing labels for its client publishers and also prepares approximately 18 million billing and renewal statements for mailing.

There are a number of companies that perform fulfillment services for publishers and with which Kable competes, including one which is much larger than Kable. Since publishers often utilize only a single fulfillment company for a particular publication, there is intense competition to obtain fulfillment contracts with publishers. Competition for non-publisher clients is also intense. Kable has a staff whose primary task is to solicit fulfillment business.

Newsstand Distribution Services

In its Newsstand Distribution Services operation, Kable distributes magazines for over 190 publishers. Among the titles are many special interest magazines, including automotive, crossword puzzles, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers over 25 million copies of various titles. Kable purchases the publications from its publisher clients and sells them to approximately 50 independent wholesalers. The wholesalers in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. The newsstand distribution business accounted for 27% of Kable's revenues in fiscal 2003.

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

Since 1995, a significant industry consolidation in the distribution of magazines has occurred. It was triggered by the decision of certain major retailers with multiple outlets to sharply reduce the number of wholesalers with whom the retailers would deal. This action led to the erosion of wholesaler profit margins and to a substantial reduction in the number of wholesalers through the merger of certain wholesalers, the formation by certain other wholesalers of cooperatives to bid for the business of such retailers, the bankruptcy of some wholesalers, and the complete retirement from the business by a number of wholesalers. This consolidation has reduced the number of Kable's wholesale customers by approximately 60% since fiscal 1995, which in turn has increased the concentration of its revenue sources and trade accounts receivable; at April 30, 2003, approximately 62% of Kable's distribution accounts receivable were due from three customers. Management believes that the process described above has stabilized over the past 24 months, but the potential remains for additional industry changes that could have further adverse consequences for publishers and their national distributors, including Kable, with the financial failure of a major wholesaler being likely to have significant adverse consequence to Kable if it were to occur.

Kable competes primarily with four other national distributors, all of whom are substantially larger than Kable. Each of these larger competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications is intense.

Item 2. Properties
------  ----------
The Company's real estate properties are described in Item 1. Additionally, the Company has its executive office in leased space in New York City and maintains production, administration and sales facilities for its newsstand distribution and fulfillment businesses in owned and leased facilities aggregating approximately 720,000 square feet in Mt. Morris, Illinois, Marion, Ohio, Louisville, Colorado, New York City and Cerritos, California. The Colorado facility was leased in connection with the acquisition of the Electronic Data System Corporation subscription fulfillment business. The Company's real estate operations are headquartered in approximately 7,000 square feet of a Company-owned 55,000 square foot modern office building in Rio Rancho, New Mexico, with the excess space available for lease to commercial tenants. The Company believes its facilities are adequate for its current and anticipated requirements.

Item 3. Legal Proceedings
------  -----------------
A. On May 3, 2000, a civil action was commenced in the United States District Court of the Southern District of New York entitled United Magazine Company, et al. v. Murdoch Magazines Distribution, Inc., et al. The Complaint was filed by five affiliated magazine wholesalers and a related service company (collectively referred to as "Unimag") against Murdoch, a national distributor of magazines, and Chas. Levy Circulating Co., a magazine wholesaler. An Amended Complaint was filed on August 31, 2000, in which the Company's Kable subsidiary and three other national distributors were added as defendants. Motions by the defendants to dismiss the Amended Complaint were granted, with leave to the plaintiffs to replead specified claims. In June 2001, a Second Amended Complaint was filed which included two claims against Kable: (i) violation of the Robinson-Patman Act, which generally prohibits discriminatory pricing, and (ii) breach of fiduciary duty. Unimag sought damages in the amount of at least $275,000,000 trebled, plus punitive damages, pre-judgement interest and attorneys' fees.

The defendants moved to dismiss the Second Amended Complaint. The Court denied the motions with respect to the Robinson-Patman Act claims but dismissed the claims for breach of fiduciary duty. Kable answered the Second Amended Complaint, denying the material allegations and asserting affirmative defenses. Kable also asserted counterclaims to recover approximately $5,375,000 in unpaid debts from Unimag. Unimag responded to the counterclaims with reply counterclaims for compensatory and punitive damages, based on common law claims that are similar to claims previously dismissed. The defendants moved to dismiss the reply counterclaims. That motion was granted. Unimag is no longer in business and does not appear to have the assets to pay if a judgment is awarded to Kable on its counterclaims.

Pretrial discovery is being conducted. It is unlikely that a trial will be conducted prior to fiscal 2005. An adverse outcome could materially affect the consolidated financial position of the Company and its subsidiaries.

B. The Company and/or its subsidiaries are involved in various other claims and legal actions incident to their operations which, in the opinion of management, based in part upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------
Not Applicable.

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the executive officers of the Company.

Name               Office Held/Principal Occupation for Past Five Years     Age
----               ----------------------------------------------------     ---
James Wall         Senior Vice President of the Company since 1991;          66
                   Chief Executive Officer of AMREP Southwest Inc., a wholly-owned subsidiary of the Company, since 1991.

Peter M. Pizza     Vice President-Chief Financial Officer since May 2001;    52
                   Controller of the Company since 1995; Vice
                   President-Controller of the Company from 1997 to 2001.

Michael P. Duloc   President and Chief Operating Officer of Kable News       46
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

                                     PART II
                                     -------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
------  ---------------------------------------------------------------------
The Company's common stock is traded on the New York Stock Exchange under the symbol "AXR". On July 1, 2003, there were approximately 1,950 holders of record of the common stock. The Company has historically not paid cash dividends; however, on July 9, 2003, the Board of Directors declared a special dividend of $0.25 per share payable on August 13, 2003 to shareholders of record on July 24, 2003. While this dividend is a one-time event, the Board indicated that it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.

The range of high and low closing prices for the last two fiscal years by quarter is presented below:

           FIRST            SECOND               THIRD              FOURTH
       ---------------   ---------------    ----------------    ----------------
       HIGH       LOW     HIGH      LOW      HIGH       LOW      HIGH       LOW
      ------    ------   ------   ------    ------    ------    ------    ------
2003  $ 8.70    $ 7.50   $ 8.85   $ 7.71    $ 8.14    $ 7.27    $ 9.42    $ 7.85
2002  $ 5.16    $ 3.75   $ 4.90   $ 3.60    $ 8.69    $ 4.40    $ 8.49    $ 7.01


Equity Compensation Plan Information

The following table sets forth information as of April 30, 2003 concerning common stock of the Company which is issuable under its common stock based compensation plans.



                                            Equity Compensation Plan Information
                                     -----------------------------------------------------------------

                                                                                          (C)
                                                                                  Number of securities
                                                                                  remaining available
                                             (A)                    (B)           for future issuance
                                     Number of securities    Weighted average        under equity
                                      to be issued upon      exercise price of    compensation plans
                                         exercise of            outstanding           (excluding
                                     outstanding options,    options, warrants   securities reflected
     Plan Category                   warrants and rights         and rights           in column (A))
     -------------                   --------------------    -----------------   ---------------------

Equity compensation plans approved
by shareholders                            9,000                  $6.30                18,000(1)
Equity compensation plans not
approved by shareholders                       -                      -                57,500(2)
                                           -----                  -----                ------

Total                                      9,000                                       75,500
                                           =====                                       ======

____________________________
(1)  Consists  of shares  available  for  options  to be  issued  under the 1992
     Non-Employee Directors' Option Plan, as amended.
(2)  Consists  of shares  available  for  issuance  under the 2002  Non-Employee
     Directors' Stock Plan.

2002 Non-Employee Directors' Stock Plan

On December 5, 2002, the Board of Directors adopted the AMREP Corporation 2002 Non-Employee Directors' Stock Plan and reserved 65,000 shares of Common Stock of the Company for issuance to the non-employee directors. Under this Plan, each non-employee director receives a grant from the Company of 1,250 shares on each March 15 and September 15, commencing March 15, 2003, as partial payment for services for the preceding six months.

In accordance with this Plan, on March 15, 2003, a total of 7,500 shares were issued to the Company's six non-employee directors. The issuance was not registered under the Securities Act of 1933, as amended, by reason of the exemption from registration contained in Section 4(2) of said Act.

Item 6. Selected Financial Data
------  -----------------------
The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

                                         (In thousands of dollars except per share amounts)
                                                        Year Ended April 30,
                          ----------------------------------------------------------------------------------
                                  2003             2002           2001 (a)        2000            1999 (b)
                             --------------  ---------------  --------------- ---------------  -------------

Revenues                     $      73,791   $       83,405   $       73,209  $      119,833   $     190,291
Net Income                   $       6,273   $        3,698   $        2,557  $        1,169   $       7,537
Earnings Per Share -
  Basic and Diluted          $        0.95   $         0.56   $         0.38  $         0.16   $        1.02


Total Assets                 $     159,346   $      149,688   $      164,844  $      172,436   $     217,777
Notes Payable                $      18,427   $       16,619   $       44,260  $       46,911   $      74,665
Shareholders' Equity         $      93,828   $       93,479   $       89,781  $       91,981   $      91,577
Cash Dividends               $           -   $            -   $            -  $            -   $           -



(a) Includes a tax benefit in the amount of $3.5 million (the equivalent of $0.52 per share) to reflect the settlement of 1993 and 1994 IRS tax examinations.

(b) Includes a tax benefit in the amount of $2.4 million (the equivalent of $0.33 per share) to reflect the settlement of 1990 through 1992 IRS tax examinations.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
-------------------------------------------

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

A wide range of factors could materially affect the Company's future performance and financial and competitive position, including the following: (i) the level of demand for land in Rio Rancho, the principal market in which the Company's real estate subsidiary sells land; (ii) the possibility of further adverse changes in the magazine distribution system for magazines which the Company's Kable distribution subsidiary distributes, including the financial failure of a major wholesaler; (iii) the existing United Magazine lawsuit described in Item 3 of this Form 10-K and possible future litigation and governmental proceedings;
(iv) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including possible acquisitions; (v) changes in U.S. financial markets, including significant interest rate fluctuations; (vi) the failure to carry out marketing and sales plans; (vii) the effect of or the failure to successfully integrate the acquisition of the subscription fulfillment business completed in April 2003 and described in Note 2 to the financial statements, or other acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems; (viii) the ability to renew customer contracts within the magazine operations business segments on favorable terms and conditions; and (ix) changes in economic or business conditions, including general economic and business conditions that are less favorable than expected.

This list of factors that may affect the Company's future performance and its financial and competitive position and also the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

RESULTS OF OPERATIONS

Year Ended  April 30,  2003  ("2003")  Compared  to Year  Ended  April 30,  2002
--------------------------------------------------------------------------------
     ("2002")
     --------
Consolidated revenues for the year ended April 30, 2003 were $73.8 million compared to $83.4 million for the year ended April 30, 2002. The decrease in consolidated revenues in 2003 was principally due to a decrease in revenues from real estate operations from $30.9 million in 2002 to $16.0 million in 2003, which was partly offset by an increase in revenues from Kable's operations.

Total revenues from Kable's fulfillment services, newsstand distribution and other operations (collectively, "magazine operations") were approximately $54.1 million in 2003 compared to $49.2 million in 2002. Revenues from the Fulfillment Services business increased to approximately $39.2 million in 2003 from $34.0 million in 2002, and revenues from the Newsstand Distribution Services business decreased from approximately $15.3 million in 2002 to approximately $14.8 million in 2003. The 15% increase in revenues in the Fulfillment business resulted in part from revenues derived for the period subsequent to the date of acquisition (April 15, 2003) of the subscription fulfillment business in

Colorado described in Note 2 which are included in the consolidated financial statements, as well as from an expansion of product fulfillment services. Revenues in the Newsstand Distribution business decreased 3% because, although gross billings increased slightly in line with industry results, there was a decrease in Kable's net sales rate due in part to the effects of many special event publications issued throughout the prior year which increased revenues in 2002.

Revenues from real estate land sales decreased from $30.2 million in 2002 to $16.0 million in 2003 principally as the result of certain land sales that occurred in the prior year in accordance with the Company's plan to sell its landholdings outside of New Mexico as part of a restructuring of its real estate operations. During 2002, two sales of large tracts of land in Colorado and California contributed aggregate revenues of $13.6 million whereas there were no land sales in these markets in 2003. Revenues from land sales in New Mexico were comparable on a year-to-year basis, approximating $15.4 million in both years. The gross profit percentage on land sales increased from 24% in 2002 to 54% in 2003 primarily because the two large land sales outside of New Mexico in 2002 contributed a significant amount of cash but only a very slight gross profit. The average gross profit percentage on land sales in the Company's principal market of Rio Rancho, New Mexico was 43% in 2002 and 55% in 2003, varying based on the specific sales prices and costs of the specific properties sold in each year. Revenues and related gross profits from land sales can vary from period to period as a result of many factors, including the nature and timing of specific transactions, and thus prior results are not necessarily an indication of what may be expected to occur in future periods. In addition, the Company completed the wind-down of all homebuilding activities during 2002 and realized revenues in connection therewith of approximately $600,000 (representing 3 homes delivered).

Operating expenses for magazine operations increased 10%, from $38.6 million in 2002 to $42.5 million in 2003 primarily as a result of the operating costs associated with the acquisition of the subscription fulfillment business discussed above and with the product fulfillment expansion. Total magazine operating expenses were 78.7% of related revenues in 2003 compared to 78.5% in 2002. With respect to real estate business expenses, commissions and selling expenses decreased from $1.0 million in 2002 to $.8 million in 2003 and generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses also decreased from $3.2 million in 2002 to $3.1 million in 2003 as the Company continued to control costs related to administrative functions. General and administrative costs of magazine operations remained comparable at approximately $6.9 million in each year, but decreased as a percentage of sales from 14.0% in 2002 to 12.9% in 2003 due in part to the expansion of operations with the Colorado acquisition. Interest expense-net decreased from $1.3 million to $.6 million due to reduced average borrowing requirements in all segments of the Company's operations and lower interest rates.

Revenues associated with interest and other operations increased from $3.3 million in 2002 to $3.8 million in 2003 primarily due to various nonrecurring revenue items in the first and second quarters of 2003, including an interest refund from the Internal Revenue Service, an insurance settlement and the sale of certain real estate impact fee credits. Costs of other operations remained comparable at $2.6 million in 2002 and $2.5 million in 2003.

The Company's effective income tax rate decreased from 40.0% in 2002 to 36.4% in 2003 due in part to the effect of a tax benefit associated with a charitable contribution of certain land made by the real estate business in the fourth quarter of 2003.

Year Ended  April 30,  2002  ("2002")  Compared  to Year  Ended  April 30,  2001
--------------------------------------------------------------------------------
     ("2001")
     --------
Consolidated revenues for the year ended April 30, 2002 were $83.4 million compared to $73.2 million for the year ended April 30, 2001. The increase in consolidated revenues in 2002 was principally due to an increase in revenues from real estate operations from $21.0 million in 2001 to $30.9 million in 2002, as well as a slight increase in revenues from magazine operations.

Total revenues from magazine operations were approximately $49.2 million in 2002 compared to $48.6 million in 2001. Revenues from the Fulfillment Services business were approximately $34.0 million in 2002 compared to $34.7 million in 2001, and revenues from the Newsstand Distribution Services business increased from approximately $13.9 million in 2001 to approximately $15.3 million in 2002. The decrease in revenues in the Fulfillment business was principally due to the loss of sweepstakes processing work for one customer in the first quarter of the prior year; otherwise, revenues in this business were comparable on a year-to-year basis. Revenues in the Newsstand Distribution Services business increased because, although gross billings declined slightly in line with industry results, there was an increase in the net sales rate due in part to the effects of many special event publications issued throughout the year.

Revenues from real estate land and home sales increased from $21.0 million in 2001 to $30.9 million in 2002 principally as the result of land sales in 2002 made in accordance with the Company's plan to sell its landholdings outside of New Mexico. During 2002, two sales of large tracts of land in Colorado and California contributed aggregate revenues of $13.6 million whereas there were no sales in these markets in 2001. Revenues from land sales in New Mexico were comparable on a year-to-year basis, with an increase in revenues from commercial and industrial properties being offset by a decrease from residential lot sales. As a result, total revenues from land sales increased from $16.4 million in 2001 (with an average gross profit percentage of 42%) to $30.2 million in 2002 (with an average gross profit percentage of 24%). The average gross profit percentage decreased in 2002 from the prior year because the two large land sales outside of New Mexico contributed a significant amount of cash but only a very slight gross profit. The average gross profit percentage on land sales in the Company's principal market of Rio Rancho, New Mexico was 50% in 2001 and 43% in 2002. In addition, results for 2001 included impairment and other charges of approximately $1.0 million associated with land activities, while there were no similar charges in 2002. Revenues and related gross profits from land sales can vary from period to period as a result of many factors, including the nature and timing of specific transactions, and thus prior results are not necessarily an indication of what may be expected to occur in future periods.

The Company completed all homebuilding activities during 2002, and realized revenues of approximately $600,000 (representing 3 homes delivered) compared to $4.6 million (representing 18 homes delivered) in 2001. In addition, results for 2001 included impairment and other charges of approximately $1.1 million associated with the wind-down of homebuilding projects, while there were no such charges in 2002.

Operating expenses for magazine operations decreased 6%, from $41.1 million in 2001 to $38.6 million in 2002, as a result of reduced bad debt expense as well as the effects of a cost reduction program, including staff and related cost reductions, principally in the Newsstand business. Real estate commissions and selling expenses decreased from $1.2 million to $1.0 million due in part to the wind-down of homebuilding operations and the elimination of related commissions. Real estate and corporate general and administrative expenses also decreased from $4.1 million to $3.2 million due to the effects of the Company's real estate restructuring and the continued downsizing of administrative functions. General and administrative costs of magazine operations remained comparable at approximately $6.9 million in each year. Interest expense-net decreased from $2.8 million to $1.3 million due to reduced borrowing requirements in all segments of the Company's operations and lower interest rates.

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

During 2001, the Company recognized a tax benefit of $3.5 million resulting from the resolution of all matters under review by the Internal Revenue Service ("IRS") in connection with examinations of the Company's 1993 and 1994 tax returns at an amount less than the Company had previously accrued on account thereof. There was no similar tax adjustment recorded in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine operations, and from borrowings under its various lines-of credit and construction loan agreements.

Cash Flows From Financing Activities
------------------------------------

The Company's subsidiaries have line-of-credit arrangements with several financial institutions collateralized by various assets which, based upon collateral availability, amounted to an aggregate borrowing availability of $37.6 million at April 30, 2003 against which $13.7 million was borrowed.

In April 2002, Kable entered into a loan agreement with a bank for a revolving line-of-credit which allowed Kable to borrow up to $20 million based upon a prescribed percentage of eligible accounts receivable, as defined. During April 2003, this line of credit was increased to $30.0 million to facilitate the acquisition of the subscription fulfillment business in Colorado described above and to support its expanded operations. At April 30, 2003, Kable had borrowing availability of $27.4 million under this line of credit against which $10.6 million was outstanding. This line-of-credit bears interest at the bank's prime rate (4.25% at April 30, 2002) plus 0.75%, and is collateralized by substantially all of Kable's assets. The credit arrangement requires the maintenance or achievement of certain financial covenants and contains certain financial restrictions, the most significant of which limit the amount of dividends and other repayments that may be made by Kable to its parent or other affiliates, as well as capital expenditures and other borrowings. This line of credit matures May 1, 2005 at which time the bank is to be paid all amounts then borrowed thereunder.

Other line-of-credit borrowings are used principally to support real estate development in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At April 30, 2003, real estate operations had lines-of-credit totaling $15.2 million and borrowing availability of $10.2 million against which $3.1 million was outstanding.

Notes payable outstanding, including the lines-of-credit discussed above, were $18.4 million at April 30, 2003 compared to $16.6 million at April 30, 2002. Real estate loans decreased from $8.1 million at April 30, 2002 to $4.7 million at April 30, 2003 as the result of the repayment of borrowings utilizing the proceeds from certain land sales. Kable's borrowings increased from $8.5 million at April 30, 2002 to $13.7 million at April 30, 2003 principally as a result of the use of the line for the acquisition of the Colorado subscription fulfillment business described above.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $63.1 million at April 30, 2003 compared to $62.3 million at April 30, 2002. Inventories in the Company's core real estate market of Rio Rancho were approximately $56.7 and $55.4 million at April 30, 2003 and 2002, respectively, with the balance principally consisting of properties in Colorado and Florida.

Receivables from magazine operations increased from $34.8 million in 2002 to $36.5 million in 2003, principally as a result of the receivables resulting from revenues earned after the acquisition date of the Colorado subscription fulfillment business. Accounts payable increased by $4.0 million due to a combination of factors, including the assumption of certain liabilities as part of the purchase price of the subscription fulfillment business described above.

The Company has a defined benefit retirement plan which covers substantially all employees. At April 30, 2003, the fair value of the assets of the plan was approximately $22.4 million, and the accumulated plan liability was approximately $29.5 million. Accordingly, the Company was required to record a reserve of approximately $3.0 million against a prepaid pension amount which had been recorded in prior years and to charge "Other Comprehensive Loss" for the amount of the unfunded pension liability of $7.1 million, net of a related deferred tax benefit. As a result, a net charge to Comprehensive Loss of approximately $6.0 million was recorded in 2003. In addition, the Company's actuary has advised that a contribution to the plan will be required in 2004 for the plan year ended December 31, 2003; while the actuarial valuation has not yet been completed, it is estimated that the contribution could approximate $1.5 million. An additional contribution will likely be required for the plan year ended December 31, 2004.

Magazine distribution services contracts between Kable and a number of publishing companies owned or controlled by a major shareholder and member of the Board of Directors of the Company, which accounted for approximately 4% of the Company's revenues in 2003, were scheduled to expire August 1, 2003. The parties have agreed to an extension of these contracts through November 1, 2003 under terms that provide for higher payments to the publishing companies than previously pertained but which are at terms no less favorable to Kable than would be obtained in a comparable arm's length transaction with an unaffiliated publisher having the same volume of business. Efforts are being made by Kable to renew the contracts for a longer term and to include additional magazines for which Kable presently is not the distributor. If Kable is successful in these efforts, which cannot be assured, the results likely will involve similar increased payments to the publishing companies, which the Company anticipates would partly be offset by revenue increases from expected higher distribution volumes and prices. However, if these efforts are not successful, it is likely that the adverse impact on the Company's operating results would be material.

Cash Flows From Investing Activities
------------------------------------

Capital  expenditures  have remained  comparable on a  year-to-year  basis.  The
Company believes that it has adequate financing capability to provide for anticipated capital expenditures.

During 2003, Kable purchased substantially all of the assets of a subscription fulfillment business formerly owed by Electronic Data Systems Corporation and various affiliates. The purchase price for the assets was approximately $10.0 million, and consisted of $6.5 million of cash and the assumption of certain liabilities. The cash portion of the purchase price was financed from available borrowing capacity under Kable's line of credit bank arrangement, which line of credit was increased from $20 million to $30 million in connection with the acquisition.

The Company has a contract for the sale for its utility subsidiary which was scheduled to close during fiscal 2003 but has been delayed as a result of the regulatory approval process. No material gain or loss is expected upon the sale of this asset, which is included in Assets Held for Sale - Net on the balance sheet and in Other operations on the income statement. There is no assurance that this sale will be concluded.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method. In April 2003, Kable acquired substantially all of the assets of a subscription fulfillment business formerly owned by Electronic Data Systems Corporation, and allocated the purchase price in accordance with SFAS No. 141. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach, which compares the carrying value of a business (including goodwill) with its fair value. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003, and there was no effect on the financial position or results of operations of the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which, among other things, requires that long-lived assets be reviewed for impairment whenever there are changes in events or circumstances that indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, and there was no effect on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") which requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. The Company adopted SFAS 146 effective January 1, 2003, and it is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not initiate any exit or disposal activities during fiscal 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), which amends the transition and disclosure provisions of SFAS No. 123. The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25; accordingly, no compensation expense has been recognized with respect to the directors' stock option plan in the financial statements. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148 is immaterial for all periods presented.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others" ("FIN 45"). The Company adopted the disclosure provisions of FIN 45 during 2003, which require increased disclosure of guarantees, including those for which likelihood of payment is remote. In the normal course of business, the Company does not issue guarantees to third parties; accordingly, the adoption of FIN 45 had no effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the Company to consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. The Company does not currently have any interests in variable interest entities and, accordingly, does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for the Company in the second quarter of fiscal 2004 but, because the Company currently has no instruments falling under the provisions of SFAS No. 150, it is not expected to have a material impact on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. Following are some of the areas requiring significant judgments and estimates: (i) revenue recognition for the magazine distribution business/estimates of allowances for magazine returns; (ii) allowances for bad debts; (iii) land development budgets and costs to complete;
(iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (v) pension plan information; and
(vi) legal contingencies. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates which are believed to be reasonable. Certain of the more critical assumptions include: (i) distribution revenues represent commissions earned from the distribution of publications for client publishers which are recorded at the time the publications go on sale and which are generally sold on a fully returnable basis. Accordingly, management provides for estimated returns by charges to income which are determined on an issue by issue basis utilizing sales information and other relevant data, including publisher and like-title history;
(ii) management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable; (iii) real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred: (iv) asset impairment determinations (including that of goodwill) are based upon the intended use of assets and expected future cash flows; (v) pension plan accounting and disclosure is based upon numerous assumptions and estimates, including the expected rate of investment return on retirement plan assets, the interest rate used to determine the present value of liabilities (the discount rate), the rate of salary increases for employees and certain employee-related factors, such as turnover, retirement age and mortality; and (vi) the Company is currently involved in one legal proceeding which is described in Item 3 of the Form 10-K, and several other routine matters. The legal proceeding described in
Item 3 is still in an early stage, and it is not expected to come to trial before fiscal 2005. It is possible that the consolidated financial position or results of operations for any particular quarterly or annual period could be materially affected by a change in assumptions or the effectiveness of strategies related to these proceedings.

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

IMPACT OF INFLATION
-------------------

Operations of the Company can be impacted by inflation. Within the industries in which the Company operates, inflation can cause increases in the cost of materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices, operating margins will decrease. Within the land development industry, the Company encounters particular risks. A large part of the Company's real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the income of potential purchasers and make it difficult for them to finance the purchase of a new home or sell their existing home. If this situation were to exist, the demand for the Company's land by these homebuilder customers could decrease. In general, in prior years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company's markets, and as a result the Company has not found the inflation risk to be a significant problem in its real estate or magazine operations.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk
---------  ----------------------------------------------------------

The primary market risk facing the Company is interest rate risk on its long-term debt. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk, but this risk is not material. The following table sets forth as of April 30, 2003 the Company's long term debt obligations by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (amounts in thousands):




                      2004   2005   2006   2007   2008   There-           FMV @
                                                         after    Total 04/30/03
                      ----   ----   ----   ----   ----   -----    -----  -------
Fixed rate debt      $1,150 $1,110 $ 976   $360  $ 172   $ 954   $4,722  $ 5,080

Weighted average
   interest rate       6.3%   6.2%   6.2%   6.8%   7.9%    7.9%     6.7%       -

Variable rate debt   $2,974 $  169 $10,562 $  -  $   -   $   -   $13,705 $13,705

Weighted average
   interest rate       4.3%   4.3%   5.0%     -      -       -      4.8%       -

Item 8. Financial Statements and Supplementary Data
------  -------------------------------------------

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders
AMREP Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of AMREP Corporation and subsidiaries as of April 30, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of AMREP Corporation and subsidiaries for the year ended April 30, 2001 were audited by other auditors whose report, dated August 13, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II accompanying the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



McGladrey & Pullen, LLP

Davenport, Iowa
June 13, 2003

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


                                                             ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
August 13, 2001

                       AMREP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2003 AND 2002
                          (Dollar amounts in thousands)

                    ASSETS                         2003               2002
                    ------                      -----------       -----------

CASH AND CASH EQUIVALENTS                       $   16,443        $   15,744

RECEIVABLES, net:
   Magazine  operations                             36,464            34,849
   Real estate operations                            5,830             6,630
                                                -----------       -----------
                                                    42,294            41,479

REAL ESTATE INVENTORY                               63,084            62,296

PROPERTY, PLANT AND EQUIPMENT, net                  16,614             9,890

ASSETS HELD FOR SALE- NET                            5,819             5,853

OTHER ASSETS, net of accumulated amortization        9,901             9,235

GOODWILL                                             5,191             5,191
                                                ------------      -----------

    TOTAL ASSETS                                $  159,346        $  149,688
                                                ============      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $   37,897        $   33,867

NOTES PAYABLE:
   Amounts due within one year                       4,124             3,383
   Amounts subsequently due                         14,303            13,236
                                                ------------      ------------
                                                    18,427            16,619

TAXES PAYABLE                                          605             1,127

DEFERRED INCOME TAXES                                1,506             4,596

ACCRUED PENSION COST                                 7,083                 -
                                                ------------      ------------

     TOTAL LIABILITIES                              65,518            56,209
                                                ------------      ------------

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value;
     shares authorized--20,000,000;
     shares issued -  7,406,704 at
     April 30, 2003 and 7,399,704
     at April 30, 2002                                 741               740
   Capital contributed in excess of par value       44,992            44,935
   Retained earnings                                59,786            53,513
   Accumulated other comprehensive loss, net       ( 6,034)                -
   Treasury stock, at cost                         ( 5,657)          ( 5,709)
                                                ------------      ------------
    TOTAL SHAREHOLDERS' EQUITY                      93,828            93,479
                                                ------------      ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  159,346        $  149,688
                                                ============      ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMREP CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                        Year Ended April 30,
                                            ----------------------------------------------
                                               2003             2002             2001
                                           -------------    -------------    -------------

   REVENUES:
      Magazine operations                  $     54,058     $     49,248     $     48,570

      Real estate operations-
        Land sales                               15,965           30,228           16,386
        Home  sales                                  -               635            4,611
                                           -------------    -------------    -------------
                                                 15,965           30,863           20,997

      Interest and other operations               3,768            3,294            3,642
                                           -------------    -------------    -------------
                                                 73,791           83,405           73,209
                                           -------------    -------------    -------------
   COSTS AND EXPENSES:
      Operating expenses-
        Magazine operations                      42,527           38,643           41,128
        Real estate commissions and selling         836              978            1,218
        Other operations                          2,548            2,635            2,836
      Real estate cost of sales-
        Land sales                                7,365           22,894            9,588
        Home  sales                                  -               704            6,083
      General and administrative-
         Magazine operations                      6,962            6,914            6,934
        Real estate operations and corporate      3,114            3,209            4,121
      Interest, net                                 582            1,265            2,771
                                           -------------    -------------    -------------
                                                 63,934           77,242           74,679
                                           -------------    -------------    -------------

   INCOME (LOSS) BEFORE INCOME TAXES              9,857            6,163           (1,470)

   PROVISION (BENEFIT) FOR INCOME TAXES           3,584            2,465           (4,027)
                                           -------------    -------------    -------------

   NET INCOME                              $      6,273     $      3,698     $      2,557
                                           =============    =============    ==============

   EARNINGS PER SHARE - BASIC AND DILUTED  $        .95     $        .56     $        .38

                                           =============    =============    ==============

   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                          6,580            6,574            6,681
                                           =============    =============    ==============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                                  AMREP CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (Amounts in thousands)



                                                             Capital
                                                           Contributed              Accumulated
                                            Common Stock    In Excess                  Other          Treasury
                                            ------------       of         Retained  Comprehensive     Stock, at
                                           Shares  Amount   Par Value     Earnings      Loss             Cost       Total
                                           ------  ------  ------------   --------  -------------    -----------   -----------




BALANCE, April 30, 2000                     7,399  $  740  $    44,930    $ 47,258   $       -       $     (947)  $   91,981

   Net income                                   -       -            -       2,557           -               -         2,557

   Purchase of treasury stock                   -       -            -           -           -           (4,762)      (4,762)

   Exercise of stock options                    1       -            5           -           -                -            5
                                           ------  ------  ------------   --------  -------------    -----------   -----------

BALANCE, April 30, 2001                     7,400     740       44,935      49,815           -           (5,709)      89,781

   Net income                                   -       -            -       3,698           -                -        3,698
                                           ------  ------  ------------   --------  -------------    -----------   -----------

BALANCE, April 30, 2002                     7,400     740        44,935     53,513           -           (5,709)      93,479

    Net income                                  -       -             -      6,273           -                -        6,273

    Other comprehensive loss                    -       -             -          -      (6,034)               -       (6,034)
                                                                                                                   -----------
    Total comprehensive income                  -       -             -          -           -                -          239
                                                                                                                   -----------
    Issuance of stock under
     Directors' Plan                            -       -            14          -           -               52           66

    Exercise of stock options                   7       1            43          -           -                -           44
                                           ------  ------  ------------   --------  -------------    -----------   -----------
BALANCE, April 30, 2003                     7,407  $  741  $     44,992   $ 59,786   $  (6,034)      $   (5,657)   $  93,828
                                           ======  ======  ============   ========  =============    ===========   ===========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                       AMREP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                                                      Year Ended April 30,
                                                            ------------------------------------
                                                               2003         2002        2001
                                                            ----------   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   6,273    $   3,698   $   2,557
   Adjustments to reconcile net income
     to net cash provided by operating activities-
     Depreciation and amortization                              3,071        2,691       3,033
     Non-cash credits and charges:
       Gain on disposition of property and equipment             (109)           -        (211)
       Provision for doubtful accounts                            237          491       2,265
       Impairment of long-lived assets                              -            -       2,256
       Pension benefit accrual                                    160         (511)       (603)
       Stock based compensation - Directors' Plan                  66            -           -
     Changes in assets and liabilities,
       excluding the effect of acquisition-
       Receivables                                             (1,024)       2,465       7,606
       Real estate inventory                                     (788)      11,051      (2,085)
       Other assets                                              (246)       1,527        (634)
       Accounts payable and accrued expenses                   (1,112)       6,685       1,406
       Taxes payable                                             (522)        (468)     (3,402)
       Deferred income taxes                                      933        2,714        (745)
                                                            ----------   ----------  ----------
         Net cash provided by operating activities              6,939       30,343      11,443
                                                            ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (1,916)      (2,899)     (2,045)
   Proceeds from disposition of property, plant and equipment     404            -       1,017
   Acquisition, net                                            (6,580)           -           -
                                                            ----------   ----------  ----------
         Net cash used by investing activities                 (8,092)      (2,899)     (1,028)
                                                            ----------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                                28,098       14,582      24,843
   Principal debt payments                                    (26,290)     (42,223)    (27,494)
   Exercise of stock options                                       44            -           5
   Purchase of treasury stock                                       -            -      (4,762)
                                                              ----------   ----------  ----------
         Net cash Provided (used) by financing activities       1,852      (27,641)     (7,408)
                                                              ----------   ----------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  699         (197)      3,007
CASH AND CASH EQUIVALENTS, beginning of year                   15,744       15,941      12,934
                                                             ----------   ----------  ----------
CASH AND CASH EQUIVALENTS, end of year                       $ 16,443     $ 15,744    $ 15,941
                                                             ==========   ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized                $    918     $  2,281    $  4,354
                                                             ==========   ==========  ==========
   Income taxes paid - net of refunds                        $  2,450     $    219    $    100
                                                             ==========   ==========  ==========
   Non-Cash Transaction
     Transfer to Inventory from Fixed Assets                 $      -     $      -    $    317
                                                             ==========   ==========  ==========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
    ------------------------------------------------------------------
    Organization and principles of consolidation
    --------------------------------------------
The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the "Company"). The Company, through its principal subsidiaries, is engaged in two unrelated businesses. Kable News Company, Inc. ("Kable") operates in the magazine distribution and fulfillment services industries, (collectively, "magazine operations"), and AMREP Southwest Inc. operates predominately in the real estate industry, principally in New Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format, since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year.

    Revenue recognition
    -------------------
Revenues from magazine operations include revenues from the distribution of periodicals and subscription fulfillment and other activities. Distribution revenues represent commissions earned from the distribution of publications for client publishers which are recorded at the time the publications go on sale. The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice. Accordingly, the Company provides for estimated returns by charges to income which are based on experience. Revenues from subscription fulfillment activities represent fees earned from the maintenance of computer files for customers, which are billed and earned monthly, and other fulfillment activities including customer telephone support, product fulfillment, and graphic arts and lettershop services, all of which are billed and earned as the services are provided. In accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", reimbursed postage costs are accounted for on a net basis.

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

    Receivables
    -----------
Receivables are carried at original invoice or closing statement amount less estimates made for doubtful receivables and, in the case of distribution receivables, return allowances. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts on a monthly basis and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Management determines the estimated returns for magazines on an issue by issue basis utilizing historical sales information and other relevant information, including publisher and like-title history.

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

Depreciation and amortization of property, plant and equipment are provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives, which generally are 10 years or less for furniture and fixtures (including equipment) and 25 to 40 years for buildings. Assets utilized in the Company's utility company subsidiary, which is under contract for sale and classified as "Assets Held for Sale-Net", are generally depreciated over 50 years.

    Goodwill
    --------
The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed ("goodwill") is carried as an asset. Goodwill arose in connection with the acquisition of Kable during 1969 and has not been amortized to operations, since this acquisition was made prior to the effective date of Accounting Principles Board Opinion ("APB") No. 17.

Effective May 1, 2002, the Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets with an indefinite life are no longer subject to amortization. SFAS No.142 requires that these assets be reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. Based on a review completed in October 2002, the Company believes that no goodwill impairment existed at April 30, 2003. In accordance with SFAS No. 142, the Company will complete an impairment analysis on an annual basis.

    Long-lived assets
    -----------------
Long-lived  assets,   including  real  estate  inventory,   are  evaluated  when
indicators of impairment are present. Provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. See Notes 4 and 5.

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

    Stock options
    -------------
The Company accounts for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 8). Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

    Comprehensive income (loss)
    ---------------------------
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income
(loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised entirely of the minimum pension liability net of the related deferred income taxes.

    Management's estimates and assumptions
    --------------------------------------
The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates that affect the financial statements include, but are not limited to, inventory valuation, magazine returns, the recoverability of long-term assets and amortization periods, pension plan assumptions and legal contingencies. Actual results could differ from those estimates.

    Recent accounting pronouncements
    --------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. The impairment test compares the fair value of a business with its carrying amount (including goodwill). The Company adopted SFAS No. 142 in the first quarter of fiscal 2003, and there was no effect on the financial position or results of operations of the Company.


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, and there was no effect on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146, once adopted, updates the guidance in the Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed for recognition of the liability at the commitment date to an exit plan. The Company adopted SFAS No. 146 effective January 1, 2003 and it is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not initiate any exit or disposal activities during 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to

Employees". Accordingly, no compensation expense has been recognized with respect to the stock option plans in the financial statements. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148 is immaterial for all periods presented.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for the Company in the second quarter of 2004, but because the Company does not currently have any instruments falling under the provisions of SFAS No. 150, it is not expected to have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company adopted the disclosure provisions of FIN 45 during 2003, which require increased disclosure of guarantees, including those for which likelihood of payment is remote. In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation had no effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. The Company has no arrangements that would be subject to this interpretation.

(2) ACQUISITION:
    -----------
On April 15, 2003, the Company acquired certain tangible and intangible assets and assumed certain liabilities constituting the subscription fulfillment business of Electronic Data Systems Corporation and various subsidiaries ("Business") in order to expand its fulfillment operations. The purchase price for these assets was approximately $10.0 million and consisted of cash and the assumption of certain customer deposit liabilities. The transaction has been accounted for as a purchase, and the results of operations since the date of acquisition are included in the consolidated financial statements. The payment of the cash portion of the purchase price and related acquisition expenses was financed from available cash and borrowings under the Company's collateralized credit line. In connection with the acquisition, that credit line was increased from $20.0 million to $30.0 million, subject to available collateral (see Note
7).

The following unaudited pro forma information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of 2002 (in thousands, except per share data):

                                                Year Ended April 30,
                                         ------------------------------------
Pro forma:                                      2003                2002
                                         ----------------    ----------------

Revenue                                  $       148,688     $       187,360
Net income                                         9,426              12,944
Earnings per share- basic and diluted    $          1.43     $          1.97


Because of known customer losses of the Business that occurred prior to the acquisition, it is anticipated that the revenues and net income from the acquired Business for the year ended April 30, 2004 will be substantially reduced from historical levels. Accordingly, these pro-forma results are not necessarily an indication of what may be expected to occur in future periods.

The purchase price has been allocated to the acquired net assets based upon the preliminary estimates of an appraisal which is not yet complete and other studies. The preliminary purchase price allocation is as follows (in thousands):
Property,  plant and equipment - $7,486; Other assets - $4,296; Accrued expenses
- $5,202; Total cash price - $6,580.

(3) RECEIVABLES:
    -----------
Receivables consist of:                                April 30,
                                           -------------------------------------
                                                 2003                 2002
                                           ----------------    -----------------
                                                        (Thousands)
Magazine operations-
   Accounts receivable (maturing
        within one year)                   $      102,275      $       92,760
   Allowances for-
     Estimated returns                            (64,419)            (56,803)
     Doubtful accounts                             (1,392)             (1,108)
                                           ----------------    -----------------
                                           $       36,464      $       34,849
                                           ================    =================

Real estate operations-
   Mortgage and other receivables          $        6,110      $        6,883
   Allowance for doubtful accounts                   (280)               (253)
                                           ----------------    -----------------
                                           $        5,830      $        6,630
                                           ================    =================

Mortgage and other receivables bear interest at rates ranging from 8.0% to 10.0% and result primarily from land sales. Magazine operations receivables collateralize a general purpose line-of-credit utilized for the magazine operations (see Note 7).

The Company extends credit to various companies in the real estate and magazine operation industries which may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. As industry practices allow, the Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, to be secured by collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information. In recent years, as a result of changes within the magazine distribution industry there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines and, as a result, at April 30, 2003 approximately 55% of Kable's accounts receivable were due from three customers.

Kable performs fulfillment services and purchases magazines for resale to wholesalers from publishing companies owned or controlled by a major shareholder and member of the Board of Directors. Commissions and other revenues earned on these transactions represent approximately 4%, 3% and 3% of consolidated revenues in 2003, 2002 and 2001, respectively.

Maturities of principal on real estate receivables at April 30, 2003 are as follows (in thousands): 2004 - $3,967; 2005 - $1,574; 2006 - $358; 2007 - $3;
2008 - $15; 2009 and thereafter - $193.

(4) REAL ESTATE INVENTORY:
    ---------------------
Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory at April 30, 2003 and 2002 were (in thousands) $4,192 and $4,017, respectively. Interest costs capitalized during 2003, 2002 and 2001 were $287, $767 and $1,533, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 2003 and 2002 were $5,049 and $5,184, respectively. Real estate taxes capitalized during 2003, 2002 and 2001 were $72, $72 and $425, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $319, $2,103 and $775 in 2003, 2002 and 2001, respectively.

During 2001, the Company determined that certain real estate assets were impaired primarily due to conditions associated with the restructuring of real estate operations. The Company recognized an impairment for long-lived assets of approximately $1.75 million and charged real estate cost of sales based upon an estimate of the future cash flows to be generated by those assets compared to the remaining carrying value of those assets.

Substantially all of the Company's real estate assets are located in New Mexico. As a result of this geographic concentration, the Company could be affected by economic conditions in this region.

(5) PROPERTY, PLANT AND EQUIPMENT:
    -----------------------------
Property, plant and equipment consists of:

                                                                April 30,
                                                    ---------------------------------
                                                        2003               2002
                                                    --------------    ---------------
                                                               (Thousands)

Land, buildings and improvements                    $      9,411      $      9,574
Furniture and fixtures                                    22,911            14,663
Other                                                        132               152
                                                    --------------    ---------------
                                                          32,454            24,389
Accumulated depreciation and
   amortization                                          (15,840)          (14,499)
                                                    --------------    ---------------
                                                    $     16,614      $      9,890
                                                    ==============    ===============


The Company has a contract for sale for its utility subsidiary which was scheduled to close during fiscal 2003. The closing has been delayed pending completion of the regulatory approval process and satisfaction of other conditions. The closing is now scheduled during fiscal 2004, however, there is no assurance that the sale will be concluded. No material gain or loss is expected upon the sale of this asset, which is included in Assets Held for Sale
- Net on the balance sheet and in Other operations on the income statement. At April 30, 2003 and 2002, Assets Held for Sale - Net consists of the following (in thousands): Accounts receivable ($140 and $168), Property, plant and equipment ($5,873 and $5,571) and Other assets ($10 and $258), net of accounts payable and accrued expenses ($204 and $144), respectively.

During 2001, the Company provided an impairment reserve of $.5 million and charged costs and expenses - other operations for the estimated loss on the sale of property, plant and equipment utilized in the operations of the utility subsidiary.

Depreciation charged to operations amounted to (in thousands) $2,081, $1,752 and $1,807 in 2003, 2002 and 2001, respectively.

(6) OTHER ASSETS:
    ------------
Other assets consist of:

                                                                April 30,
                                                    ---------------------------------
                                                         2003               2002
                                                    --------------    ---------------
                                                               (Thousands)

Prepaid expenses and other deferred charges, net    $       9,414     $        4,922
Purchased magazine distribution contracts,
   net of accumulated amortization of $4,172 and
   $3,744 in 2003 and 2002, respectively                      107                535
Security and other deposits                                   103                379
Prepaid pension (Note 8)                                        -              3,134
Other                                                         277                265
                                                    --------------    ---------------
                                                    $       9,901     $        9,235
                                                    ==============    ===============

Amortization related to deferred charges and distribution contracts was (in thousands) $990, $939 and $1,226 in 2003, 2002 and 2001, respectively.

(7) DEBT FINANCING:
    --------------
Debt financing consists of:

                                                                 April 30,
                                                     --------------------------------
                                                          2003               2002
                                                     ------------      --------------
                                                                (Thousands)
Notes payable -
   Line-of-credit borrowings -
     Real estate operations and other                  $ 3,143             $ 5,839
     Magazine operations                                10,562               8,156
   Mortgages and other notes payable                     4,722               2,624
                                                     ------------      --------------
                                                      $ 18,427            $ 16,619
                                                     ============      ==============


Maturities of principal on notes outstanding at April 30, 2003 are as follows (in thousands): 2004 - $4,124; 2005 - $1,279; 2006 - $11,538; 2007 - $360; 2008
- $172; 2009 and thereafter - $954.

    Line-of-credit borrowings
    -------------------------
The Company has several loans with one financial institution to support real estate operations. These loans have a total maximum amount available of approximately $15.2 million subject to a borrowing base determined based upon a prescribed percentage of eligible inventory and accounts receivable. At April 30, 2003, the Company had borrowing availability of $10.2 million against which $3.1 million was outstanding. These borrowings, which mature in fiscal 2004 through 2006, bear interest at the prime rate (4.25% at April 30, 2003), are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. The Chief Executive Officer of the real estate subsidiary, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of the financial institution from which these loans were obtained.

In April 2002, Kable entered into an agreement with a bank for a line of credit which allowed the Company to borrow up to $20 million based upon a prescribed percentage of eligible accounts receivable, as defined. During April 2003, this line of credit was increased to $30 million in connection with the acquisition of the subscription fulfillment business described in Note 2. At April 30, 2003, the Company had borrowing availability of approximately $27.4 million against which $10.6 million was outstanding. This line of credit bears interest at the bank's prime rate (4.25% at April 30, 2003) plus .75%, and is collateralized by substantially all the Company's assets. The credit arrangement requires the maintenance or achievement of certain financial covenants and contains certain financial restrictions, the most significant of which limit the amount of dividends and other payments that may be made by Kable to its parent or other affiliates, as well as capital expenditures and other borrowings. This line of credit matures May 1, 2005.

    Mortgages and other notes payable
    ---------------------------------
Mortgages and other notes payable had interest rates ranging from 5.19% to 10% at April 30, 2003, and are primarily collateralized by property, plant and equipment. These borrowings mature through fiscal 2013.

(8) BENEFIT PLANS:
    -------------
    Retirement plan
    ---------------
The Company has a retirement plan which covers substantially all full-time employees and which provides benefits based upon a percentage of the employee's annual salary. No contribution to the plan was required in 2003, 2002 and 2001. Assets are invested primarily in equity and debt securities, United States Treasury obligations and money market funds.

Net periodic pension cost (income) for 2003, 2002 and 2001 was comprised of the following components:

                                                                   Year Ended April 30,
                                                  -------------------------------------------------------
                                                       2003                2002                2001
                                                  ---------------    ------------------    --------------
                                                                        (Thousands)

Service cost - benefits earned during the
   period                                         $          568     $          556       $          571
Interest cost on projected
   benefit obligation                                      1,804              1,766                1,738
Expected return on assets                                 (2,049)            (2,481)              (2,560)
Amortization of prior service cost                          (352)              (352)                (352)
Recognized net actuarial loss                                189                  -                    -
                                                  ---------------    -----------------    ---------------
Net periodic pension cost (income)                $          160     $         (511)      $         (603)
                                                  ===============    =================    ===============

Assumptions used in determining net periodic pension cost were:

                                                                   Year Ended April 30,
                                                -----------------------------------------------------------
                                                      2003                 2002                 2001
                                                -----------------    -----------------    -----------------

Discount rates                                        6.25%                7.25%                7.5%
Rates of increase in compensation
   levels                                             4.5%                 4.5%                 4.5%
Expected long-term rate of return
   on assets                                          8.0%                 9.0%                 9.0%

The following table sets forth changes in the plan's benefit obligations and assets, and summarizes components of amounts recognized in the Company's consolidated balance sheets:

                                                                 April 30,
                                                      -------------------------------
                                                            2003             2002

                                                      -------------    --------------
                                                                (Thousands)
Change in benefit obligations:
    Benefit obligation at beginning of year             $ 25,833          $ 24,621
    Service cost (excluding expense component)               447               433
    Interest cost                                          1,804             1,766
    Actuarial  loss                                        3,051               651
    Benefits paid                                         (1,652)           (1,638)
                                                      -------------    --------------
    Benefit obligation at end of year                   $ 29,483          $ 25,833
                                                      =============    ==============



Change in plan assets:
    Fair value of plan assets at beginning of year      $ 26,558          $ 28,411
    Actual return on plan assets                          (2,406)              (98)
    Employer contribution                                      -                 -
    Benefits paid                                         (1,652)           (1,638)
    Expenses                                                (100)            (117)
                                                      -------------    --------------
    Fair value of plan assets at end of year            $ 22,400          $ 26,558
                                                      =============    ==============

Funded status                                           $ (7,083)           $  725
Unrecognized net actuarial loss                           12,036             4,740
Unrecognized prior service cost                           (1,979)           (2,331)
                                                      -------------    --------------
Net amount recognized in the balance sheets             $  2,974          $  3,134
                                                      =============    ==============

Amounts recognized on the balance sheets:
    Prepaid pension asset                               $      -          $  3,134
    Accrued pension costs                                 (7,083)                -
    Pre-tax accumulated comprehensive loss                10,057                 -
                                                      -------------    --------------
                                                        $  2,974          $  3,134
                                                      =============    ==============

At April 30, 2003, the fair value of the assets of the plan was approximately $22.4 million, and the accumulated plan liability was approximately $29.5 million. Accordingly, the Company was required to charge Other comprehensive loss for $10.1 million, consisting of the unfunded pension liability of $7.1 million and a charge against a prepaid pension recorded in prior years, net of $4.0 million of deferred income taxes. In addition, the Company's actuary has advised that a contribution to the plan will be required in 2004 for the plan year ended December 31, 2003; while the actuarial valuation has not been completed, it is estimated that the contribution could approximate $1.5 million. An additional contribution will likely be required for the plan year ended December 31, 2004.

    Savings plan
    ------------
The Company has a savings plan to which the Company makes contributions. The plan provides for standard contributions of 33.3% of eligible employees' defined contributions up to a maximum of 2% of such employees' compensation. Additional amounts may be contributed with the approval of the Company's Board of Directors. The Company's contribution to the plan amounted to approximately (in thousands) $251, $230 and $252 in 2003, 2002 and 2001, respectively.

    Directors' Stock Plan
    ---------------------
During 2003, the Company adopted the AMREP Corporation 2002 Non-Employee Directors' Stock Plan and reserved 65,000 shares of common stock for issuance to non-employee directors. Under the Plan each non-employee director receives 1,250 shares of stock on each March 15 and September 15 as partial payment for services rendered. During 2003, 7,500 shares were issued under this Plan, and an expense of $66,000 was recorded based upon the fair market value of the stock at time of issuance.

    Stock option plans
    ------------------
The Company has a Non-Employee Directors' Option Plan which has 34,000 shares reserved for issuance at April 30, 2003 and provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant. Under the Company's 1992 Stock Option Plan, 311,750 shares were reserved for issuance to officers and other key employees at April 30, 2002. This plan expired on June 30, 2002.

 A summary of activity in the Company's stock option plans is as follows:


                                                                   Year Ended April 30,
                              ------------------------------------------------------------------------------
                                            2003                         2002                        2001
                              ------------------------------- ---------------------------------- -----------
                                               Weighted                  Weighted                 Weighted
                                     Number    Average      Number        Average      Number     Average
                                      of       Exercise      of          Exercise       of        Exercise
                                     Shares      Price      Shares         Price       Shares      Price
                                     ------      -----      ------         -----       ------      -----
Options outstanding at
  beginning of year                   13,000    $ 5.92      12,000        $ 6.30       12,000     $ 6.27
Granted                                3,000      8.45       3,000          3.95        2,500       5.88
Exercised                             (7,000)     6.53           -                     (1,000)      5.53
Expired or canceled                        -         -      (2,000)         5.19       (1,500)      5.88
                                   ------------          -------------               -----------
Options outstanding at
  end of year                          9,000      6.30      13,000          5.92       12,000       6.30
                                   ============          =============               ===========

Available for grant at
  end of year                         18,000               332,750                    335,750
                                   ============          =============               ============

Options exercisable at
  end of year                          6,000                10,000                      9,500
                                   ============          =============               ============

Range of exercise prices
  for options exercisable
  at end of year                 $3.95 to $7.75         $3.95 to $7.75              $5.19 to $7.75
                                 ==============         ==============              ===============

Options outstanding at April 30, 2003 are exercisable over a four year period beginning one year from date of grant. The weighted average remaining contractual life of options outstanding at April 30, 2003, 2002 and 2001 are 3.1, 2.5 and 3.1 years, respectively. The weighted average fair value of options granted during the year was $2.84 in 2003, $1.36 in 2002 and $1.08 in 2001. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: expected volatility of 46%, 46% and 34%, risk-free interest rates of 2.6%, 3.3% and 4.4%, and expected lives of 3 years.

Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.


(9) INCOME TAXES:
    ------------
The provision (benefit) for income taxes consists of the following:

                                               Year Ended April 30,
                                     -----------------------------------------
                                         2003          2002           2001
                                     -----------   ------------   ------------
                                                   (Thousands)
Current:
   Federal                           $   2,335     $       (76)   $  (3,290)
   State and local                         316            (173)           8
                                     -----------   ------------   ------------
                                         2,651            (249)      (3,282)
                                     -----------   ------------   ------------
Deferred:
   Federal                                 793           2,317         (847)
   State and local                         140             397          102
                                     -----------   ------------   ------------
                                           933           2,714         (745)
                                     -----------   ------------   ------------
Total provision (benefit)
  for income taxes                   $   3,584      $    2,465    $  (4,027)
                                     ===========   ============   ============

The components of the net deferred income tax liability are as follows:

                                                            April 30,
                                                -------------------------------------
                                                       2003                 2002
                                                ---------------      ----------------
                                                             (Thousands)
Deferred income tax assets-
    State tax loss carryforwards                 $      4,721         $      4,500
    Minimum pension liability adjustment                4,023                    -
    Real estate inventory valuation                       566                  602
    Other                                                 335                  585
                                                ---------------      ----------------
     Total deferred income tax assets                   9,645                5,687
                                                ---------------      ----------------

Deferred income tax liabilities-
     Real estate basis differences                     (1,194)              (1,238)
     Reserve for periodicals and paperbacks              (898)                (862)
     Depreciable assets                                (3,009)              (2,413)
     Capitalized costs for financial reporting
       purposes, expensed for tax                      (1,447)              (1,388)
                                                ---------------      ----------------
     Total deferred income tax liabilities             (6,548)              (5,901)
                                                ---------------      ----------------

     Valuation allowance for realization of
       state tax loss carryforwards                    (4,603)              (4,382)
                                                ---------------      ----------------
  Net deferred income tax liability              $     (1,506)        $     (4,596)
                                                ===============      ================


The following table reconciles taxes computed at the U.S. federal statutory income tax rate to the Company's actual tax provision (benefit):

                                                      Year Ended April 30,
                                              ----------------------------------
                                                 2003        2002        2001
                                              ----------  ----------  ----------
                                                          (Thousands)
Computed tax provision at
  statutory rate                              $   3,351   $   2,095   $    (500)
Increase (reduction) in tax resulting from:
     State income taxes, net of federal
       income tax effect                            394         308          73
     Net reduction in tax liability as a
          result of IRS settlement                    -           -      (3,500)
     Other, primarily permanent differences        (161)         62        (100)
                                              ----------  ----------  ----------
Actual tax provision (benefit)                $   3,584   $   2,465   $  (4,027)
                                              ==========  ==========  ==========

The benefit for income taxes in 2001 includes a component of $3.5 million resulting from the settlement of Internal Revenue Service examinations for the years 1993 and 1994 at an amount less than that which the Company had previously accrued on account thereof.

(10) SHAREHOLDERS' EQUITY:
     --------------------
The Company recorded a charge to Other comprehensive loss during 2003 of approximately $6.0 million to account for the net effect of the minimum pension liability (see Note 8).

During 2003, 7,500 shares of common stock were issued from treasury stock to members of the Board of Directors as partial compensation for services. As a result, there were 818,592 and 826,092 shares held in the Treasury at April 30, 2003 and 2002, respectively.

The Company has from time to time reacquired its shares to be held as treasury stock as part of a stock repurchase program. During 2001, the Board of Directors authorized the repurchase of stock by means of a self-tender "Dutch Auction" for 725,000 shares of the Company's stock at a price not to exceed $7.00 per share and not lower than $5.25 per share. As a result of this program and other repurchases, the Company reacquired a total of approximately 668,000 shares at an aggregate cost of approximately $4.8 million. There were no treasury stock repurchases in 2003 and 2002.

(11) COMMITMENTS AND CONTINGENCIES:
     -----------------------------
     Land sale contracts
     -------------------
The Company has entered into several conditional sales contracts for the sale of approximately 830 lots in Rio Rancho which would close at varying times throughout fiscal 2004 and 2005; however, since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts.

     Non-cancelable leases
     ---------------------
The Company is obligated under long-term non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2003, 2002 and 2001 was approximately (in thousands) $4,378, $3,750 and $3,767, respectively.

The total (in thousands) minimum rental commitments for years subsequent to April 30, 2003 of $13,710 are due as follows : 2004 - $5,023; 2005 - $4,586;
2006 - $3,842; 2007 - $230; 2008 - $29; and 2009 and thereafter - none.

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

(12) LITIGATION:
     ----------
The Company's magazine operations subsidiary is a defendant in a lawsuit in which the plaintiff is a former wholesaler no longer in business who alleges that the Company and other national magazine distributors and wholesalers engaged in violations of the Robinson-Patman act (which generally prohibits discriminatory pricing) that caused it to go out of business. The plaintiff is seeking damages of $275 million trebled against all the defendants, plus punitive damages. Management intends to vigorously defend itself, however, the outcome of this matter is unknown since the case is in the early stage. Pretrial discovery commenced in fiscal 2003 and it is unlikely that a trial will commence prior to fiscal 2005.

The Company and/or its subsidiaries are involved in various other claims and legal actions incident to their operations, which in the opinion of management, based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS:
     -----------------------------------
The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates changes. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables is $4.4 million versus a carrying amount of $5.2 million, and $4.0 million versus $4.6 million, respectively, at April 30, 2003 and April 30, 2002. The estimated fair value of the Company's long-term, fixed-rate notes payable is $5.1 million versus a carrying amount of $4.7 million as of April 30, 2003 and $3.1 million versus $2.6 million as of April 30, 2002.

(14) INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS:
     -------------------------------------------------------------------------
The Company has identified three segments in which it currently operates under the definition established by this standard. The Company's magazine operations subsidiary has two identified segments, Newsstand Distribution Services and Fulfillment Services operations. Newsstand Distribution operations involve the national and international distribution and sale of periodicals and paperbacks to wholesalers, and Fulfillment Services operations involve the performance of subscription and product fulfillment and other related activities on behalf of various publishers and other clients. The Company's real estate subsidiary is active in Land Sale activities which involves the obtaining of approvals and development of large tracts of land for sale to builders, commercial users and others. In prior years, the real estate subsidiary was also active in Homebuilding, which involved the construction and sale of single-family homes and other projects, however, the Company exited this segment as part of a restructuring of its real estate operations. Corporate and other miscellaneous revenues and expenses not identifiable with a specific segment are grouped together in this presentation. Certain expenses are allocated among industry segments based upon management's estimate of each segment's absorption. In addition, corporate management fees were charged to business segments beginning in 2003.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry segment, which also is based upon certain estimates and allocations among segments.

The following schedules set forth summarized data relative to the industry segments (amounts in thousands):


                                         Newsstand     Fulfillment       Land           Home       Corporate
                                       Distribution     Services         Sales        Building     and Other   Consolidated
                                       ------------    -----------   ------------   -----------   ----------   ------------
Year ended April 30, 2003:
   Revenues                            $   14,832      $  39,226     $   17,087     $       -     $  2,646     $    73,791
   Operating expenses                      12,147         37,342         10,430             -        3,433          63,352
   Management fee                             182            518            700             -       (1,400)              -
   Interest expense, net                      190            162              -             -          230             582
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income contribution          $    2,313      $   1,204     $    5,957     $       -     $    383     $     9,857
                                       ============    ===========   ============   ===========   ==========   ============
   Depreciation and amortization       $      763      $   1,848     $       89     $       -     $    371     $     3,071
   Identifiable assets                 $   31,962      $  34,970     $   67,969     $       -     $ 19,254     $   154,155
   Intangible assets                   $    3,893      $   1,298     $        -     $       -     $      -     $     5,191
   Capital expenditures                $       66      $   1,263     $        -     $       -     $    587     $     1,916

----------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 2002:
   Revenues                            $   15,253      $  33,995     $   31,321     $     683     $  2,153     $    83,405
   Operating expenses                      13,065         32,492         26,164           950        3,306          75,977
   Interest expense, net                      933            158             27             -          147           1,265
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income (loss)
     contribution                      $    1,255      $   1,345     $    5,130     $    (267)    $ (1,300)    $     6,163
                                       ============    ===========   ============   ===========   ==========   ============
   Depreciation and amortization       $      890      $   1,296     $       94     $       -     $    411     $     2,691
   Identifiable assets                 $   30,489      $  18,264     $   75,787     $     448     $ 19,509     $   144,497
   Intangible assets                   $    3,893      $   1,298     $        -     $       -     $      -     $     5,191
   Capital expenditures                $      133      $   2,629     $        -     $       -     $    137     $     2,899
----------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 2001:
   Revenues                            $   13,899      $  34,671     $   17,914     $   4,805     $  1,920     $    73,209
   Operating expenses                      15,963         32,099         12,808         6,900        4,138          71,908
   Interest expense, net                    1,740            472            350            42          167           2,771
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income (loss)
     contribution                      $   (3,804)     $   2,100     $    4,756     $  (2,137)    $ (2,385)    $    (1,470)
                                       ============    ===========   ============   ===========   ==========   ============

   Depreciation and amortization       $    1,093      $   1,311     $      106     $     150     $    373     $     3,033
   Identifiable assets                 $   39,044      $  18,242     $   79,032     $   4,194     $ 19,141     $   159,653
   Intangible assets                   $    3,893      $   1,298     $        -     $       -     $      -     $     5,191
   Capital expenditures                $      295      $   1,020     $        -     $       -     $    730     $     2,045
                                                               -              -
----------------------------------------------------------------------------------------------------------------------------


Selected Quarterly Financial Data (Unaudited):
----------------------------------------------
                                             (In thousands of dollars, except per share amounts)
                                                                  Quarter Ended
                                         ----------------------------------------------------------------
                                            July 31,       October 31,      January 31,      April 30,
Year Ended April 30, 2003:                    2002            2002             2003             2003
                                         --------------   --------------  ---------------  --------------

Revenues                                 $      16,010    $      16,336   $      20,858    $      20,587

Gross Profit                                     4,034            4,823           7,454            5,040

Net Income                               $         795    $       1,249   $       2,677    $       1,552
                                         ==============   ==============  ==============   ==============
Earnings Per Share -
  Basic and Diluted (a)                  $        0.12    $        0.19   $        0.41    $        0.24
                                         ==============   ==============  ==============   ==============


Year ended April 30, 2002:                  July 31,       October 31,      January 31,      April 30,
                                              2001             2001            2002             2002
                                         --------------   --------------  --------------   --------------
Revenues                                 $      19,650    $      28,218   $      16,297    $      19,240

Gross Profit                                     2,814            6,228           3,945            5,542

Net Income (Loss)                        $        (365)   $       1,729   $         668    $       1,666
                                         ==============   ==============  ==============   ==============
Earnings (Loss) Per Share -
  Basic and Diluted (a)                  $       (0.06)   $        0.26   $        0.10    $        0.25
                                         ==============   ==============  ==============   ==============

(a) The sum of the quarters does not equal the full year earnings per share due to rounding.


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
------   -----------------------------------------------------------------------
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

The reports of Andersen on the Company's consolidated financial statements for the fiscal year ended April 30, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit for the fiscal year ended April 30, 2001 and the subsequent interim period preceding the Company's notification to Andersen of its intention to dismiss such firm, there had been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Andersen, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

The Company's Audit Committee participated in and approved the decision to change the Company's external auditors and the Board made the appointment.

                                    PART III
                                    --------
The information called for by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference from the information set forth under the headings "Common Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", and "Executive Compensation" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders, which meeting involves the election of directors. Such definitive proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on the Company's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

Item 14. Controls and Procedures
-------  -----------------------
An evaluation of the effectiveness of the design and operation of disclosure controls as of July 1, 2003 was carried out under the supervision and with the participation of the Company's management, including the Chief Financial Officer (the Company does not have a Chief Executive Officer). Based on that evaluation, the Chief Financial Officer concluded that disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of internal controls, there were no significant changes in internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------  ----------------------------------------------------------------

(a)  1.  The  following   financial   statements  and  supplementary   financial
         information are filed as part of this report:

     AMREP Corporation and Subsidiaries:

     o Report of Independent Public Accountants dated June 13, 2003 - McGladrey and Pullen, LLP

     o Report of Independent Public Accountants dated August 13, 2001 - Arthur Andersen LLP

     o    Consolidated Balance Sheets - April 30, 2003 and 2002

     o    Consolidated  Statements of Income for the Three Years Ended April 30,
          2003

     o Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2003

     o Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2003

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

     3.  Exhibits:

(a)  The exhibits filed in this report are listed in the Exhibit Index.

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

(b) During the quarter ended April 30, 2003, Registrant filed a Report on Form 8-K on April 24, 2003 under Item 2, "Acquisition or Disposition of Assets", reporting the acquisition of certain tangible and intangible assets and assumption of certain liabilities constituting the subscription fulfillment business of Electronic Data Systems Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               AMREP CORPORATION
                                                                  (Registrant)

Dated:  July 24, 2003                                       By /s/Peter M. Pizza
                                                               -----------------
                                                                  Peter M. Pizza
                                                                  Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Peter M. Pizza                                        /s/Nicholas G. Karabots
-----------------                                        -----------------------
  Peter M. Pizza                                           Nicholas G. Karabots
  Vice President,                                          Director
  Principal Financial Officer                              Dated:  July 24, 2003
  and Principal Accounting Officer*
  Dated:  July 24, 2003

/s/Jerome Belson                                         /s/Albert V.  Russo
----------------                                         -------------------
  Jerome Belson                                            Albert V. Russo
  Director                                                 Director
  Dated:  July 24, 2003                                    Dated:  July 24, 2003

/s/Edward B. Cloues II                                   /s/Samuel N. Seidman
----------------------                                   --------------------
  Edward B. Cloues II                                      Samuel N. Seidman
  Director                                                 Director
  Dated:  July 24, 2003                                    Dated:  July 24, 2003

/s/Lonnie A. Coombs                                      /s/James Wall
-------------------                                      -------------
  Lonnie A. Coombs                                         James Wall
  Director                                                 Director*
  Dated:  July 24, 2003                                    Dated:  July 24, 2003

                                                         /s/Michael P. Duloc
                                                         -------------------
                                                           Michael P. Duloc
                                                           President, Kable News
                                                             Company, Inc.*
                                                           Dated:  July 24, 2003



_________________

*The Registrant is a holding company which does substantially all of its business through two wholly-owned subsidiaries (and their subsidiaries). Those wholly-owned subsidiaries are AMREP Southwest Inc. ("ASW") and Kable News Company, Inc. ("Kable"). Mr. Wall is the principal executive officer of ASW, and Mr. Duloc is the principal executive officer of Kable. The Registrant has no chief executive officer and its only executive officers are James Wall, Senior Vice President and Peter M. Pizza, Vice President, and Michael P. Duloc, who may be deemed an executive officer by reason of his position with Kable.



                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                   (Thousands)

                                                      Additions
                                            -----------------------------
                                               Charges       Charged
                               Balance at    (Credits) to  (Credited) to
                               Beginning      Costs and        Other                         Balance at End
Description                    of Period      Expenses       Accounts         Deductions       of Period
-----------                   -----------   -------------  --------------   --------------   --------------
FOR THE YEAR ENDED
APRIL 30, 2003:
 Allowance for doubtful
  accounts (included in
  receivables - real estate
  operations on the
  consolidated balance sheet) $      253    $        97    $          -     $       70       $        280
                              -----------   -------------  --------------   --------------   --------------

 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the consolidated
  balance sheet)              $    57,911   $     8,030    $          -     $       129      $     65,811
                              -----------   -------------  --------------   --------------   --------------

FOR THE YEAR ENDED
APRIL 30, 2002:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     173    $       137    $          -      $      57       $        253
                              -----------   -------------  --------------   --------------   --------------
 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the
  consolidated balance sheet)  $  50,413    $     8,098    $          -      $     600       $     57,911
                              -----------   -------------  --------------   --------------   --------------
FOR THE YEAR ENDED
APRIL 30, 2001:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     361    $       (21)   $          -      $     167       $        173
                              -----------   -------------  --------------   --------------   --------------
 Allowance for estimated
 returns and doubtful accounts
 (included in receivables -
 magazine circulation
 operations on the
 consolidated balance sheet)   $  64,628    $   (11,509)   $          -      $   2,706       $     50,413
                              -----------   -------------  --------------   --------------   --------------


                                  EXHIBIT INDEX

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

   4    (b)    Amendment  to Loan  Agreement  dated as of March 31,  2003  among
               Kable News Company,  Inc.,  Kable  Fulfillment  Services of Ohio,
               Inc., Kable  Distribtuion  Services,  Inc. and Kable  Fulfillment
               Services, Inc. and U. S. Bank National Association - Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 24, 2003.

   10   (a)    Non-Employee  Directors Option Plan, as amended - Incorporated by reference to Exhibit 10 (i) to Registrant's Annual Report on Form
               10-K for the fiscal year ended April 30, 1997.*

   10   (b)    2002  Non-Employee   Directors'  Stock  Plan  -  Incorporated  by
               reference to Exhibit  10.1 to  Registrant's  Quarterly  Report on
               Form 10-Q for the quarterly period ended January 31, 2003.*

   10   (c)    Asset Purchase  Agreement  dated as of March 31, 2003 among Kable
               Fulfillment   Services,   Inc.   and   Electronic   Data  Systems
               Corporation,  EDS  Information  Services,  Inc., and EDS Resource
               Management  Corporation  -  Incorporated  by reference to Exhibit
               10.1 to  Registrant's  Current Report on Form 8-K filed April 24,
               2003.

   21          Subsidiaries of Registrant - Filed herewith.

   23          Consent of McGladrey & Pullen, LLP - Filed herewith.

   99          Certification  Pursuant to 18 U.S.C.  Section  1350 as enacted by
               Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith.

________________________________________
* Management contract or compensatory plan or arrangement in which directors or officers participate.

CERTIFICATIONS

I, Peter M. Pizza, Vice President and Chief Financial Officer of AMREP Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of AMREP Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   July 24, 2003



/s/ Peter M. Pizza
------------------
Peter M. Pizza
Title:  Vice President and Chief Financial Officer

CERTIFICATIONS

I, James Wall, Senior Vice President of AMREP Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of AMREP Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 24, 2003

/s/ James Wall
--------------
James Wall
Senior Vice President, AMREP Corporation*


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

CERTIFICATIONS

I, Michael P. Duloc, President of Kable News Company, certify that:

1.   I have reviewed this annual report on Form 10-K of AMREP Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 24, 2003

/s/ Michael P. Duloc
--------------------
Michael P. Duloc
President, Kable News Company, Inc.*

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