Form 10-Q
period 2003-07-31
AMREP CORP
filed 2003-09-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31 , 2003
                              --------------------------------------------
                                       OR

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

                              Yes  X     No
                                 -----     -----
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                              Yes        No  X
                                 -----     -----

Number of Shares of Common Stock, par value $.10 per share, outstanding at July 31, 2003 - 6,590,112.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------                                                                  --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
            July 31, 2003 and April 30, 2003                                1
         Consolidated Statements of Operations and Retained Earnings
            Three Months Ended July 31, 2003 and 2002                       2

         Consolidated Statements of Cash Flows
            Three Months Ended July 31, 2003 and 2002                       3

         Notes to Consolidated Financial Statements                         4

Item 2. Management's Discussion and Analysis                              5 - 7

Item 3. Quantitative and Qualitative Disclosures about Market Risk          8

Item 4. Controls and Procedures                                             8

PART II.  OTHER INFORMATION
-------
Item 6. Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                  10

EXHIBIT INDEX                                                               11

                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
-------    --------------------
                       AMREP CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (Thousands, except par value and number of shares)

                                            July 31, 2003        April 30, 2003
                                           ---------------      ----------------
                                             (Unaudited)            (Audited)
ASSETS
------
Cash and cash equivalents                  $   17,683           $     16,443
Receivables, net:
   Magazine circulation operations             47,792                 36,464
   Real estate operations                       6,180                  5,830
                                           ---------------      ----------------
                                               53,972                 42,294
Real estate inventory                          62,442                 63,084
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $16,775 at July 31, 2003
    and $15,840 at April 30, 2003              17,327                 16,614
Assets held for sale - net                      5,968                  5,819
Other assets                                    9,784                  9,901
Goodwill                                        5,191                  5,191
                                           ---------------      ----------------
        Total Assets                       $  172,367           $    159,346
                                           ===============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued expenses      $   40,348           $     37,897
Dividend payable                                1,648                     -
Notes payable:
   Amounts due within one year                  3,103                  4,124
   Amounts subsequently due                    20,230                 14,303
                                           ---------------      ----------------
                                               23,333                 18,427

Taxes payable                                   2,724                    605
Deferred income taxes                           1,506                  1,506
Accrued pension cost                            7,083                  7,083
                                           ---------------      ----------------
        Total Liabilities                      76,642                 65,518
                                           ---------------      ----------------

Shareholders' equity:
  Common stock, $.10 par value;
   shares authorized - 20,000,000;
   shares issued -7,408,704 at July 31,
    2003 and 7,406,704 at April 30, 2003          741                    741
  Capital contributed in excess of par value   45,006                 44,992
  Retained earnings                            61,669                 59,786
  Accumulated other comprehensive loss, net   ( 6,034)               ( 6,034)
  Treasury stock, at cost; 818,592 shares
    at July 31, 2003 and April 30, 2003       ( 5,657)               ( 5,657)
                                           ---------------      ----------------
   Total Shareholders' Equity                  95,725                 93,828
                                           ---------------      ----------------
   Total Liabilities and
     Shareholders' Equity                  $  172,367           $    159,346
                                           ===============      ================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2003 and 2002
                      (Thousands, except per share amounts)

                                                 2003                 2002
                                           ---------------      ----------------
REVENUES
--------
Magazine operations                        $    25,993          $    12,166

Real estate operations                           6,394                2,493

Interest and other operations                    1,230                1,351
                                           ---------------      ----------------
                                                33,617               16,010
                                           ---------------      ----------------

COSTS AND EXPENSES
------------------
Magazine operating expenses                     20,734                9,872
Real estate cost of sales                        2,613                1,433
Real estate commissions and selling                202                  130
Other operations                                   607                  671
General and administrative:
   Magazine operations                           2,584                1,732
   Real estate operations and corporate            998                  714

Interest expense, net                              273                  133
                                           ---------------      ----------------
                                                28,011               14,685
                                           ---------------      ----------------
         Income before income taxes              5,606                1,325

PROVISION FOR  INCOME TAXES                      2,075                  530
                                           ---------------      ----------------
NET INCOME                                       3,531                  795

RETAINED EARNINGS, beginning of period          59,786               53,513

DIVIDEND PAYABLE  ($0.25 per share)            ( 1,648)                  -
                                           ---------------      ----------------

RETAINED EARNINGS, end of period           $    61,669          $    54,308
                                           ===============      ================
NET INCOME PER SHARE - BASIC AND DILUTED   $      0.54          $      0.12
                                           ===============      ================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               6,589                6,576
                                           ===============      ================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 2003 and 2002
                                   (Thousands)

                                                 2003                 2002
                                           ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $     3,531          $       795
                                           ---------------      ----------------
Adjustments to reconcile net income
to net cash used by operating activities -
   Depreciation and amortization                 1,276                  740
   Non-cash credits and charges:
      Pension expense (benefit)                    208                  ( 4)
      Bad debt reserve                              39                   16
   Changes in assets and liabilities -
      Receivables                             ( 11,837)             ( 1,365)
      Real estate inventory                        642              (   603)
      Other assets                               ( 141)             (    26)
      Accounts payable and accrued expenses      2,187              ( 5,629)
      Taxes payable                              2,119                  584
                                           ---------------      ----------------
      Total adjustments                        ( 5,507)             ( 6,287)
                                           ---------------      ----------------
      Net cash used by operating activities    ( 1,976)             ( 5,492)
                                           ---------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ( 1,704)             (   384)
                                           ---------------      ----------------
      Net cash used by investing activities    ( 1,704)             (   384)
                                           ---------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                 13,412                7,745
   Principal debt payments                     ( 8,506)             ( 2,598)
   Proceeds from exercise of stock options          14                   26
                                           ---------------      ----------------
      Net cash provided by financing
        activities                               4,920                5,173
                                           ---------------      ----------------
   Increase (decrease) in cash
      and cash equivalents                       1,240              (   703)

CASH AND CASH EQUIVALENTS,
     beginning of period                        16,443               15,744
                                           ---------------      ----------------
CASH AND CASH EQUIVALENTS,
     end of period                         $    17,683          $    15,041
                                           ===============      ================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts
     capitalized                           $       138          $       152
                                           ===============      ================
   Income taxes ( refunds ) - net          $      ( 44)         $      ( 54)
                                           ===============      ================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2003 and 2002

(1)      BASIS OF PRESENTATION
         ---------------------
The accompanying unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2003 balance sheet amounts have been derived from the April 30, 2003 audited financial statements of the Registrant. Since the accompanying consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS
         -----------------

The following tables set forth summarized data relative to the industry segments in which the Company operates for the three month periods ended July 31, 2003 and 2002. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the land operations segment. In addition, prior year amounts have been restated to reflect corporate management fees as well as the reclassification of certain revenues and expenses between the Distribution and Fulfillment segments in order to conform to the current year presentation.

THREE MONTHS                                        Newsstand      Fulfillment     Corporate
                                    Land Sales     Distribution      Services      and Other      Consolidated
                                    ----------     ------------    -----------     ---------      ------------
July 2003 (Thousands):
   Revenues                        $    6,887     $     3,249     $   22,744      $    737       $     33,617
   Operating expenses                   3,447           2,858         20,460           973             27,738
   Management fees                        193              48            135         ( 376)                -
   Interest expense, net                   -                5            213            55                273
                                   ------------   -------------   ------------    -----------    --------------
   Pretax income (loss)            $    3,247     $       338     $    1,936      $     85       $      5,606
                                   ============   =============   ============    ===========    ==============
   Identifiable assets             $   71,438     $    41,388     $   34,925      $ 19,425       $    167,176
   Intangible assets               $       -      $     3,893     $    1,298            -        $      5,191

---------------------------------------------------------------------------------------------------------------

July 2002 (Thousands):
   Revenues                        $    2,829     $     3,382     $    8,784      $  1,015       $     16,010
   Operating expenses                   2,096           2,841          8,763           852             14,552
   Management fees                        175              45            130         ( 350)                -
   Interest expense, net                   -               64             10            59                133
                                   ------------   -------------   ------------    -----------    --------------
   Pretax income (loss)            $      558     $       432     $    ( 119)     $    454       $      1,325
                                   ============   =============   ============    ===========    ==============
   Identifiable assets             $   73,408     $    32,444     $   21,131      $ 18,441       $    145,424
   Intangible assets               $       -      $     3,893     $    1,298            -        $      5,191


                       AMREP CORPORATION AND SUBSIDIARIES


Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------
RESULTS OF OPERATIONS
---------------------
The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references to the first three months or first quarter of 2004 and 2003 mean the fiscal quarters ended July 31, 2003 and July 31, 2002, respectively.

Three Months ended July 31, 2003 Compared to Three Months ended July 31, 2002
-----------------------------------------------------------------------------
Consolidated revenues for the Company's fiscal 2004 first quarter were $33.6 million compared to $16.0 million in the first quarter last year. Net income was $3,531,000, or $0.54 per share, for the first three months of 2004 versus $795,000, or $0.12 per share, in the first quarter of 2003.

Revenues from the Company's Kable News Company subsidiary were $26.0 million for the first quarter of the current fiscal year compared to $12.2 million in the same period last year. Revenues from Kable's Fulfillment Services business increased from $8.8 million in the first quarter of 2003 to $22.7 million in the first quarter of 2004 as a result of the acquisition by Kable in April 2003 of the subscription fulfillment business of Electronic Data Systems Corporation. Newsstand Distribution Services' revenues decreased 4%, from $3.4 million in the first quarter last year to $3.2 million in the current year, principally as the result of a decline in magazine sales percentages for existing customers. Operating margins for Kable News improved in the first quarter this year versus a year ago, as operating costs decreased from 81.1% of related revenues in the first quarter of 2003 to 79.8% in the same period this year.

As a result of customer losses that were identified and known prior to the acquisition of the EDS subscription fulfillment business and which will occur throughout fiscal 2004, it is anticipated that the revenues and net income of the acquired subscription fulfillment business in future periods of 2004 will be reduced from historical levels, including results of the first quarter. By the fourth quarter of 2004, the revenue decline on a quarterly basis is currently expected to be approximately $2.5 million as compared to the first quarter, with a decrease in quarterly net income of approximately $750,000. Accordingly, results for Kable's Fulfillment Services business for the first quarter are not necessarily an indication of what may be expected to occur in future periods.

Revenues from land sales at the Company's AMREP Southwest subsidiary also rose significantly, from $2.5 million in the first quarter of 2003 to $6.4 million in the first quarter of 2004. This was the result of increased sales of residential lots in the Company's principal market of Rio Rancho, New Mexico, including the bulk sale of 265 unimproved lots for $1.9 million where there was no comparable transaction in the first quarter of 2003. The first quarter gross profit on land sales also increased from 43% in 2003 to 59% in 2004 because of the increased number of unimproved lots sold, including the bulk sale discussed above, which generally have higher gross profit margins than developed lots. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily an indication of what may be expected to occur in future periods.

Operating expenses for Kable's fulfillment services, newsstand distribution and other operations increased from $9.9 million in the first quarter last year to $20.7 million in the first quarter of 2004 as a result of the acquisition in April 2003 of the subscription fulfillment business of Electronic Data Systems Corporation ("EDS"), decreasing from 81.1% to 79.8% of related revenues in fiscal 2003 and 2004, respectively. With respect to the real estate business, commissions and selling expenses increased to $202,000 in the first quarter of the current year compared to $130,000 in the same period last year due to the additional land sales, but decreased from 5.2% to 3.2% of related revenues as such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased from $714,000 in the first quarter of 2003 to approximately $1.0 million in the same period of 2004, principally as a result of increased pension expense. General and administrative costs of magazine operations increased from $1.7 million in the first quarter of 2003 to $2.6 million in the same period of the current year, but decreased as a percentage of sales from 14.2% in 2003 to 9.9% in 2004, due to the expansion of operations resulting from the acquisition. Interest expense increased from $133,000 in the first quarter of 2003 to $273,000 in the first quarter of 2004 as a result of additional borrowings incurred in connection with the acquisition.

Revenues associated with interest and other operations decreased from $1.3 million in the first quarter last year to $1.2 million in the same period of 2004, while the related costs of these other operations also decreased a comparable amount, from $671,000 in the first quarter of 2003 to $607,000 in the same period this year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine operations, and from borrowings under its various lines-of credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------
The Company's subsidiaries have line of credit arrangements with several financial institutions which are collateralized by various assets. Based upon collateral availability, the Company's subsidiaries had an aggregate borrowing availability of $41.3 million at July 31, 2003 against which $18.9 million had been borrowed.

Kable has an agreement with a bank which allows the company to borrow up to $30 million based upon a prescribed percentage of eligible accounts receivable, as defined. At July 31, 2003, Kable had borrowing availability of $29.7 million, against which $16.7 million was outstanding.

The Company's real estate subsidiary, AMREP Southwest Inc., also has several loans to support its operations in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At July 31, 2003, the maximum available under real estate lines-of-credit totaled $11.6 million, of which borrowings of $2.2 million were outstanding.

On July 9, 2003, the Company's Board of Directors declared a special dividend of $0.25 per share payable on August 13, 2003 to shareholders of record on July 24, 2003. While this dividend was a one time event, the Board indicated that it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.

Cash Flows From Operating Activities
------------------------------------
Real estate inventory was $63.1 million at April 30, 2003 compared to $62.4 million at July 31, 2003. Receivables from Kable's operations increased from $36.5 million at April 30, 2003 to $47.8 million at July 31, 2003 as the result of the revenue growth attributable to the acquisition from EDS.


Application of Critical Accounting Policies
-------------------------------------------
The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates that affect the financial statements of the Company include, but are not limited to: (i) revenue recognition for the magazine distribution business/estimates of allowance for magazine returns; (ii) allowances for bad debts; (iii) land development budgets and costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (v) pension plan assumptions; and (vi) legal contingencies. Actual results could differ from those estimates. There has been no significant effect on the financial condition or results of operations as a result of changes in policies or estimates.

Statement of Forward-Looking Information
----------------------------------------

Certain information included herein and in other Company statements, reports and filings with the Securities and Exchange Commission, including statements regarding revenue and profitability of the subscription fulfillment business acquired from EDS, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to Item 7 of the Annual Report on Form 10-K for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. AMREP disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------
There have been no material changes to the Company's market risk for the three month period ended July 31, 2003. Refer to Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003 for additional information regarding quantitative and qualitative disclosures about market risk.


Item 4.  Controls and Procedures
-------  -----------------------
The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certificates accompany this quarterly report, in accordance with paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have evaluated the effectiveness of the Company' disclosure controls and procedures (within the meaning of said Rule) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and other executive officers have concluded that such disclosure controls and procedures are effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
   (a)   Exhibits

          31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   (b)   Reports on Form 8-K

          (i) On July 11, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9 the issuance by the Company of a news release disclosing the Company's consolidated financial position at April 30, 2003 and its consolidated results of operations for the year and for the three months ended that date.

          (ii) On July 18, 2003, the Company filed an Amendment on Form 8-K/A reporting under Item 7. Included in the Amendment were the following financial statements:

               Financial Statements and Independent Auditor's Report on the financial statements of the Subscription Fulfillment Business of Electronic Data Systems Corporation as of December 31, 2002 and 2001 and for each of the three years in the period ending December 31, 2002.

               Unaudited Pro Forma Consolidated Balance Sheet of the Company as of January 31, 2003.

               Unaudited Pro Forma Consolidated Statements of Income of the Company for the year ended April 30, 2002 and for the nine months ended January 31, 2003.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   AMREP CORPORATION
                                                     (Registrant)






     Dated:      September 15, 2003                By:  /s/ Peter M. Pizza
                                                        ------------------
                                                        Peter M. Pizza
                                                        Vice President and
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

                       AMREP CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------


  Exhibit No.              Description
  -----------              -----------
       31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.