Form 10-Q
period 2003-10-31
AMREP CORP
filed 2003-12-12
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               October 31 , 2003
                               -------------------------------------------------

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

                               Yes         No    X
                                   -------    -------

Number of Shares of Common Stock, par value $.10 per share, outstanding at October 31, 2003 - 6,598,112.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----




PART I.  FINANCIAL INFORMATION                                         PAGE NO.
-------                                                                --------

Item 1.  Financial Statements

         Consolidated Balance Sheets
            October 31, 2003 and April 30, 2003                           1

         Consolidated Statements of Operations and Retained Earnings
            Three Months Ended October 31, 2003 and 2002                  2

         Consolidated Statements of Operations and Retained Earnings
             Six Months Ended October 31, 2003 and 2002                   3

         Consolidated Statements of Cash Flows
             Six Months Ended October 31, 2003 and 2002                   4

         Notes to Consolidated Financial Statements                     5 - 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       7 - 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk       10

Item 4. Controls and Procedures                                        10 - 11

PART II.  OTHER INFORMATION
-------

Item 4.  Submission of Matters to a Vote of Security Holders             11

Item 6. Exhibits and Reports on Form 8-K                                 11

SIGNATURE                                                                12

EXHIBIT INDEX                                                            13

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                            October 31,             April 30,
                                                2003                   2003
                                       ------------------     ------------------

ASSETS
------
Cash and cash equivalents                $      23,425          $     16,443
Receivables, net:
   Magazine operations                          47,557                36,464
   Real estate operations                        7,405                 5,970
                                       ------------------     ------------------
                                                54,962                42,434
Real estate inventory                           60,484                63,084
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $20,308 at October 31, 2003
   and $18,231 at April 30, 2003                23,207                22,487

Other assets                                    10,670                 9,911
Goodwill                                         5,191                 5,191
                                       ------------------     ------------------
      TOTAL ASSETS                       $     177,939          $    159,550
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses    $      46,911          $     38,101

Notes payable:
   Amounts due within one year                   3,008                 4,124
   Amounts subsequently due                     18,218                14,303
                                       ------------------     ------------------
                                                21,226                18,427

Taxes payable                                    1,155                   605
Deferred income taxes                            3,010                 1,506
Accrued pension cost                             7,083                 7,083
                                       ------------------     ------------------
      TOTAL LIABILITIES                         79,385                65,722

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized -
    20,000,000; 7,409,204 shares issued -
    at October 31, 2003 and 7,406,704 at
    April 30, 2003                                 741                   741
  Capital contributed in excess of par value    45,067                44,992
  Retained earnings                             64,385                59,786
  Accumulated other comprehensive loss        (  6,034)            (   6,034)
  Treasury stock, at cost; 811,092
     shares at October 31, 2003
     and 818,592 at April 30, 2003            (  5,605)            (   5,657)
                                       ------------------     ------------------
     TOTAL SHAREHOLDERS' EQUITY                 98,554                93,828
                                       ------------------     ------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                              $     177,939          $    159,550
                                       ==================     ==================


                        See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2003 and 2002
                      (Thousands, except per share amounts)

                                            2003                     2002
                                     ------------------      -------------------
REVENUES
--------

Magazine operations                      $      25,200          $     13,175

Real estate operations                           6,744                 2,091

Interest and other operations                      758                 1,070
                                     ------------------      -------------------
                                                32,702                16,336
                                     ------------------      -------------------
COSTS AND EXPENSES
------------------

Magazine operating expenses                     20,905                 9,973

Real estate cost of sales                        3,385                   927

Real estate commissions and selling                277                   191

Other operations                                   567                   613

General and administrative:
   Magazine operations                           2,167                 1,648
   Real estate operations and corporate            823                   727

Interest expense, net                              267                   176
                                     ------------------      -------------------
                                                28,391                14,255
                                     ------------------      -------------------
         Income before income taxes              4,311                 2,081

PROVISION  FOR  INCOME TAXES                     1,595                   832
                                     ------------------      -------------------
NET INCOME                                       2,716                 1,249
RETAINED EARNINGS, beginning of period          61,669                54,308
                                     ------------------      -------------------
RETAINED EARNINGS, end of period         $      64,385           $     55,557
                                     ==================      ===================
NET INCOME PER SHARE -
   BASIC AND DILUTED                     $       0.41           $       0.19
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               6,594                 6,579
                                     ==================      ===================

                         See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2003 and 2002
                      (Thousands, except per share amounts)

                                            2003                     2002
                                     ------------------      -------------------
REVENUES
--------

Magazine operations                      $      51,193          $     25,341

Real estate operations                          13,138                 4,584

Interest and other operations                    1,988                 2,421
                                     ------------------      -------------------
                                                66,319                32,346
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------

Magazine operating expenses                     41,638                19,845

Real estate cost of sales                        5,998                 2,360

Real estate commissions and selling                479                   321

Other operations                                 1,174                 1,284

General and administrative:
   Magazine operations                           4,764                 3,380
   Real estate operations and corporate          1,821                 1,441

Interest expense, net                              528                   309
                                     ------------------      -------------------
                                                56,402                28,940
                                     ------------------      -------------------
         Income before income taxes              9,917                 3,406

PROVISION  FOR  INCOME TAXES                     3,670                 1,362
                                     ------------------      -------------------
NET INCOME                                       6,247                 2,044

DIVIDEND ( $0.25 per share )                   ( 1,648)                    -

RETAINED EARNINGS, beginning of period          59,786                53,513
                                     ------------------      -------------------
RETAINED EARNINGS, end of period         $      64,385          $     55,557
                                     ==================      ===================
NET INCOME PER SHARE - BASIC AND DILUTED $        0.95          $       0.31
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               6,591                 6,577
                                     ==================      ===================

                         See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2003 and 2002
                                   (Thousands)
                                            2003                     2002
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                             $       6,247          $      2,044
                                      -----------------       ------------------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities -
    Depreciation and amortization                2,487                 1,516
    Non-cash credits and charges:
     Pension expense (benefit) accrual             772                    (7)
     Bad debt reserve                              138                   177
     Stock based compensation - Directors' Plan    109                     -
    Changes in assets and liabilities -
     Receivables                               (12,666)                1,605
     Real estate inventory                       2,600                (1,742)
     Other assets                              ( 1,169)                 (673)
     Accounts payable and accrued expenses       8,038                (1,641)
     Taxes payable                                 550                   940
     Deferred income taxes                       1,504                     -
                                      -----------------       ------------------
        Total adjustments                        2,363                   175
                                      -----------------       ------------------
        Net cash provided by
          operating activities                   8,610                 2,219
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         ( 2,797)               (1,459)
                                      -----------------       ------------------
        Net cash used by
          investing activities                (  2,797)               (1,459)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                 18,094                13,630
   Principal debt payments                     (15,295)              (12,240)
   Proceeds from exercise of stock options          18                    46
   Dividends paid                              ( 1,648)                    -
                                      -----------------       ------------------
     Net cash provided by
       financing activities                      1,169                 1,436
                                      -----------------       ------------------
   Increase in cash and cash equivalents         6,982                 2,196

CASH AND CASH EQUIVALENTS, beginning of period  16,443                15,744
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS, end of period $      23,425          $     17,940
                                      =================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts
     capitalized                         $         407          $         378
                                      =================       ==================
   Income taxes paid - net of refunds    $       1,616          $         422
                                      =================       ==================

                         See notes to consolidated financial statements.
                                                4

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended October 31, 2003 and 2002

(1)      BASIS OF PRESENTATION
         ---------------------
The accompanying unaudited financial statements included herein have been prepared by AMREP Corporation (the "Registrant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2003 balance sheet amounts have been derived from the April 30, 2003 audited financial statements of the Registrant (see Note 3). Since the accompanying consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS
         -----------------
The following tables set forth summarized data relative to the industry segments in which the Company operates for the three and six month periods ended October 31, 2003 and 2002. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the Land Operations and Corporate and Other segments, depending upon the nature of business activity. In addition, certain prior year amounts have been reclassified to reflect corporate management fees as well as the reclassification of certain revenues and expenses between the Distribution and Fulfillment segments in order to conform to the current year presentation.

THREE MONTHS                           Land                                        Corporate
                                    Operations     Distribution    Fulfillment     and Other      Consolidated
                                    ----------     ------------    -----------     ---------      ------------
October 2003 (Thousands):
   Revenues                       $     6,839     $     2,968      $  22,232       $    663       $   32,702
   Expenses(excluding interest)         4,397           2,709         20,547            471           28,124
   Interest expense, net                    -               7            207             53              267
                                  --------------  --------------  -------------  --------------  ---------------
   Pretax income contribution     $     2,442     $       252      $   1,478       $    139       $    4,311
                                  ==============  ==============  =============  ==============  ===============
________________________________________________________________________________________________________________


October 2002 (Thousands):
   Revenues                       $     2,524     $     3,903      $   9,272       $    637       $   16,336
   Expenses(excluding interest)         1,828           2,883          8,913            455           14,079
   Interest expense, net                    -              68             49             59              176
                                  --------------  -------------   -------------  --------------  ---------------
   Pretax income contribution     $        696    $       952      $     310       $    123       $    2,081
                                  ==============  =============   =============  ==============  ===============


SIX MONTHS                             Land                                        Corporate
                                    Operations     Distribution    Fulfillment     and Other      Consolidated
                                    ----------     ------------    -----------     ---------      ------------

October 2003 (Thousands):
   Revenues                       $    13,726     $     6,217      $  44,976       $  1,400       $   66,319
   Expenses(excluding interest)         8,037           5,609         41,160          1,068           55,874
   Interest expense, net                    -              12            408            108              528
                                  --------------  -------------    ------------  -------------   ---------------
   Pretax income contribution     $     5,689     $       596      $   3,408       $    224       $    9,917
                                  ==============  =============    ============  =============   ===============

   Identifiable assets            $    72,244     $    46,213      $  41,858       $ 17,624       $  177,939

   Intangible assets              $         -     $     3,893      $    1,298      $      -       $    5,191
________________________________________________________________________________________________________________

October 2002 (Thousands):
   Revenues                       $     5,353     $      7,285     $  18,056       $  1,652       $   32,346
   Expenses(excluding interest)         4,099            5,769        17,806            957           28,631
   Interest expense, net                    -              132            59            118              309
                                  --------------  --------------   ------------  -------------   ---------------
   Pretax income contribution     $     1,254     $      1,384    $      191       $    577       $    3,406
                                  ==============  ==============   ============  =============   ===============

   Identifiable assets            $    71,786     $    38,333     $   23,082       $ 19,431       $  152,632

   Intangible assets              $         -     $     3,893     $    1,298       $      -       $    5,191

________________________________________________________________________________________________________________

        (3)       RECLASSIFICATION
                  ----------------
The contract for the sale of the Company's water utility subsidiary in Eldorado, New Mexico expired in September 2003. In accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long - Lived Assets", the related assets and liabilities have been reclassified as held and used.

                       AMREP CORPORATION AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition
-------    -----------------------------------------------------------
           and Results of Operations
           -------------------------
The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references to the second quarter or first six months of 2004 or 2003 mean the quarter or six-month period ended October 31, 2003 or 2002, as the case may be, and references to 2004 and 2003 mean the fiscal years ended April 30, 2004 and 2003, respectively, unless the context otherwise requires.

Results of Operations
---------------------
For the second quarter and first six months of 2004, the Company reported revenues of $32,702,000 and $66,319,000, respectively, compared to $16,336,000 and $32,346,000 in the same periods of the prior year. Net income was $2,716,000 ($0.41 per share) and $6,247,000 ($0.95 per share) in the second quarter and first six months of 2004, respectively, compared to $1,249,000 ($0.19 per share) and $2,044,000 ($0.31 per share) for the same periods in 2003.

Second quarter revenues from the Company's Kable News Company subsidiary ("Kable") increased from $13,175,000 in 2003 to $25,200,000 in the current year, and in the six month period, revenues increased from $25,341,000 last year to $51,193,000 this year. This substantial revenue growth reflected the April 2003 acquisition by Kable of the subscription fulfillment business of Electronic Data Systems Corporation ("EDS"). As a result of this acquisition, revenues from Kable's Fulfillment Services business increased from $9,272,000 and $18,056,000 in the second quarter and six month periods of 2003, respectively, to $22,232,000 and $44,976,000 in the comparable periods of the current year. This revenue increase from Fulfillment Services was offset in part, however, by a decline in revenues from the Newsstand Distribution Services business from $3,903,000 and $7,285,000 for the three and six month periods of 2003, respectively, to $2,968,000 and $6,217,000 in the same periods of the current year, principally due to a decline in magazine sales rates. Direct operating costs before general and administrative expenses of the Fulfillment Services business were approximately 85% and 87% of related revenues in the three and six month periods of 2003, respectively, compared to 86% and 84% for these same periods in 2004. These same costs increased for the Newsstand Services business from 54% and 58% in the three and six month periods of 2003, respectively, to 61% and 62% in the comparable 2004 periods reflecting the decline in revenues.

As a result of customer losses that were identified and known prior to the acquisition of the EDS subscription fulfillment business and which have occurred and will continue to occur throughout the remainder of 2004, it is anticipated that the revenues and net income of the acquired subscription fulfillment business in the second half of 2004, and in particular the fourth quarter, will be reduced from historical levels, including results of the first six months. Accordingly, results of Kable's Fulfillment Services business for the three and six month periods ended October 31, 2003 are not necessarily an indication of what may occur in future periods.

Revenues from land sales at the Company's AMREP Southwest subsidiary also rose significantly, from $2,091,000 and $4,584,000 in the second quarter and first six months of 2003, respectively, to $6,744,000 and $13,138,000 in the corresponding periods of the current year. This was the result of increased sales activity of both improved and unimproved residential lots in the Company's principal market of Rio Rancho, New Mexico, including a bulk sale in the first quarter of the current fiscal year of 265 unimproved lots to another builder for $1,900,000 where there was no comparable transaction in the prior year. The gross profit on land sales was 56% in the second quarter of 2003 and 50% in the second quarter of the current year, but increased for the six month period from 49% in 2003 to 54% in 2004 because of the higher proportion of unimproved lots sold in the first quarter of 2004, including the bulk sale discussed above, which generally have higher gross profit margins than developed lots. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily an indication of what may occur in future periods.

Real estate commissions and selling expenses increased in both the second quarter and first six months of the current year compared to the same periods last year due to the additional land sale revenues, but decreased as a percentage of related revenues from 9.1% and 7.0% for the second quarter and first six months of 2003, respectively, to 4.1% and 3.6% for the second quarter and first six months of 2004, respectively. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased in both the three and six month periods of 2004 versus the same periods of 2003, principally as a result of increased pension expense. General and administrative costs of magazine operations also increased during these periods due to the expansion of operations resulting from Kable's acquisition of the EDS subscription fulfillment business, but decreased as a percentage of sales from 12.5% in the second quarter and 13.3% in the first six months of 2003, respectively, to 8.6% and 9.3% in the same periods of 2004. Interest expense increased in both the three and six months periods in 2004 compared to 2003 as a result of borrowings incurred in connection with the acquisition as well as for additional working capital requirements.

Revenues associated with interest and other operations decreased in both the three and six month periods of the current fiscal year as compared to the same periods in 2003 because certain revenues received in the prior year did not reoccur. Such one-time revenues included the receipt of interest in connection with a federal tax refund claim, the sale of certain real estate development impact fee credits in the first quarter of 2003 and the settlement with an insurance company related to a claim filed in prior years that was finalized in the second quarter of 2003. Costs of these other operations were generally comparable in both the three and six month periods of each year.

Liquidity and Capital Resources
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from land sales and magazine operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

The Company's subsidiaries have line of credit arrangements with several financial institutions which are collateralized by various assets. Based upon collateral availability, the Company's subsidiaries had an aggregate borrowing availability of $31.1 million at October 31, 2003 against which $16.1 million had been borrowed.

Kable has an agreement with a bank which allows the company to borrow up to $30 million based upon a prescribed percentage of eligible accounts receivable, as defined. At October 31, 2003, Kable had borrowing availability of $20.9 million, against which $14.7 million was outstanding.

The Company's real estate subsidiary, AMREP Southwest Inc., also has several loans to support its operations in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At October 31, 2003, the maximum available under these real estate lines-of-credit totaled $10.2 million, of which borrowings of $1.4 million were outstanding.

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

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $63.1 million at April 30, 2003 compared to $60.5 million at October 31, 2003. Receivables from magazine circulation operations increased from $36.5 million at April 30, 2003 to $47.6 million at October 31, 2003 as a result of the expansion of operations resulting from Kable's acquisition of the EDS subscription fulfillment business.

Application of Critical Accounting Policies
-------------------------------------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates that affect the financial statements of the Company include, but are not limited to: (i) revenue recognition for the magazine distribution business/estimates of allowances for magazine returns; (ii) allowances for bad debts; (iii) land development budgets and costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; (v) pension plan assumptions; and
(vi) legal contingencies. Actual results could differ from those estimates. There has been no significant affect on the financial condition or results of operations as a result of changes in policies or estimates.

Statement of Forward-Looking Information
----------------------------------------

Certain information included herein and in other Company statements, reports and filings with the Securities and Exchange Commission, including statements regarding revenues and profitability of the subscription fulfillment business acquired from EDS, is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to Item 7 of the Annual Report on Form 10-K for the fiscal year ended April 30, 2003 for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The Registrant disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There have been no material changes to the Company's market risk for the six month period ended October 31, 2003. Refer to Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003 for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures
-------  -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certificates accompany this quarterly report, have evaluated the effectiveness of the Company's disclosure controls and procedures (within the meaning of said Rule) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and other executive officers have concluded that such disclosure controls and procedures are effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Company' most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     The 2003 Annual Meeting of Shareholders of the Registrant was held on September 19, 2003. At the meeting, Edward B. Cloues, II and James Wall were reelected directors of the Registrant by the following votes:

                                               For                     Withheld

        Edward B. Cloues, II                 6,242,800                   3,546
        James Wall                           6,211,361                  34,985

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
         --------

     31 Certifications required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

     32 Certification required by Rule 13a - 14 (b) under the Securities Exchange Act of 1934.

(b)      Reports on Form 8-K
         -------------------

     Current Report on Form 8-K dated September 15, 2003 and furnished to the Securities and Exchange Commission on September 17, 2003 reporting first quarter 2004 financial results.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            AMREP CORPORATION
                                              (Registrant)






Dated:         December 11, 2003            By:      /s/ Peter M. Pizza
                                                     ------------------

                                                      Peter M. Pizza
                                                      Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                       AMREP CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  --------------



         Exhibit No.                        Description
         -----------      ------------------------------------------------------
               31 Certifications required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

               32 Certification required by Rule 13a - 14 (b) under the Securities Exchange Act of 1934.