Form 10-Q
period 2004-01-31
AMREP CORP
filed 2004-03-10
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              January 31 , 2004
                               -------------------------------------------------


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to  _____________________

                         Commission File Number 1-4702
                                                -------

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

                                        Yes          No   X
                                           ------      ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at January 31, 2004 - 6,598,112.

                                    FORM 10-Q
                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----




PART I.  FINANCIAL INFORMATION                                         PAGE NO.
------                                                                 --------

Item 1.  Financial Statements

         Consolidated Balance Sheets
            January 31, 2004 and April 30, 2003                            1

         Consolidated Statements of Operations and Retained Earnings
            Three Months Ended January 31, 2004 and 2003                   2

         Consolidated Statements of Operations and Retained Earnings
             Nine Months Ended January 31, 2004 and 2003                   3

         Consolidated Statements of Cash Flows
             Nine Months Ended January 31, 2004 and 2003                   4

         Notes to Consolidated Financial Statements                      5 - 6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7 - 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk         10

Item 4. Controls and Procedures                                            10

PART II.  OTHER INFORMATION
--------

Item 6. Exhibits and Reports on Form 8-K                                   11

SIGNATURE                                                                  12

EXHIBIT INDEX                                                              13

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                           January 31,             April 30,
                                              2004                   2003
                                       ------------------     ------------------

ASSETS
------
Cash and cash equivalents               $    20,520             $   16,443

Receivables, net:
   Magazine operations                       50,326                 36,464
   Real estate operations                     6,888                  5,970
                                       ------------------     ------------------
                                             57,214                 42,434

Real estate inventory                        58,525                 63,084
Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization of $21,333 at January 31, 2004
  and $18,231 at April 30, 2003              22,321                 22,487

Other assets                                 11,003                  9,911
Goodwill                                      5,191                  5,191
                                       ------------------     ------------------
      TOTAL ASSETS                      $   174,774             $  159,550
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses   $    46,449             $   38,101

Notes payable:
   Amounts due within one year                1,754                  4,124
   Amounts subsequently due                  13,206                 14,303
                                       ------------------     ------------------
                                             14,960                 18,427

Taxes payable                                 1,446                    605
Deferred income taxes                         3,962                  1,506
Accrued pension cost                          7,083                  7,083
                                       ------------------     ------------------
  TOTAL LIABILITIES                          73,900                 65,722
                                       ------------------     ------------------


Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000;
    7,409,204 shares issued at January 31,
    2004 and 7,406,704 at April 30, 2003        741                    741
  Capital contributed in excess of
    par value                                45,066                 44,992
  Retained earnings                          67,768                 59,786
  Accumulated other comprehensive loss     (  7,096)             (   6,034)
  Treasury stock, at cost; 811,092
    shares at January 31, 2004 and
    818,592 at April 30, 2003              (  5,605)             (   5,657)
                                       ------------------     ------------------
     TOTAL SHAREHOLDERS' EQUITY             100,874                 93,828
                                       ------------------     ------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                           $   174,774             $  159,550
                                       ==================     ==================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2004 and 2003
                      (Thousands, except per share amounts)

                                              2004                  2003
                                       ------------------    -------------------
REVENUES
--------

Magazine operations                     $    24,914             $   13,316

Real estate operations                        7,738                  6,899

Interest and other operations                   708                    643
                                       ------------------    -------------------
                                             33,360                 20,858
                                       ------------------    -------------------

COSTS AND EXPENSES
------------------

Magazine operating expenses                  21,908                 10,026

Real estate cost of sales                     3,847                  2,774

Real estate commissions and selling             166                    296

Other operations                                606                    604

General and administrative:
   Magazine operations                          974                  1,706
   Real estate operations and corporate         297                    849

Interest expense, net                           193                    141
                                       ------------------    -------------------

                                             27,991                 16,396
                                       ------------------    -------------------
         Income before income taxes           5,369                  4,462

PROVISION  FOR  INCOME TAXES                  1,986                  1,785
                                       ------------------    -------------------
NET INCOME                                    3,383                  2,677

RETAINED EARNINGS, beginning of period       64,385                 55,557
                                       ------------------    -------------------
RETAINED EARNINGS, end of period        $    67,768             $   58,234
                                       ==================    ===================
NET INCOME PER SHARE - BASIC AND
  DILUTED                               $      0.51             $     0.41
                                       ==================    ===================

COMPREHENSIVE INCOME                    $     2,321             $    2,677
                                       ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            6,598                  6,581
                                       ==================    ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2004 and 2003
                      (Thousands, except per share amounts)

                                              2004                   2003
                                       ------------------    -------------------
REVENUES
--------

Magazine operations                     $    76,107             $   38,657

Real estate operations                       20,876                 11,483

Interest and other operations                 2,696                  3,064
                                       ------------------    -------------------
                                             99,679                 53,204
                                       ------------------    -------------------

COSTS AND EXPENSES
------------------

Magazine operating expenses                  63,546                 29,871

Real estate cost of sales                     9,845                  5,134

Real estate commissions and selling             645                    617

Other operations                              1,780                  1,888

General and administrative:
   Magazine operations                        5,738                  5,086
   Real estate operations and corporate       2,118                  2,290

Interest expense, net                           721                    450
                                       ------------------    -------------------
                                             84,393                 45,336
                                       ------------------    -------------------
         Income before income taxes          15,286                  7,868

PROVISION  FOR  INCOME TAXES                  5,656                  3,147
                                       ------------------    -------------------
NET INCOME                                    9,630                  4,721

DIVIDEND ( $0.25 per share )                ( 1,648)                     -

RETAINED EARNINGS, beginning of period       59,786                 53,513
                                       ------------------    -------------------
RETAINED EARNINGS, end of period        $    67,768             $   58,234
                                       ==================    ===================

NET INCOME PER SHARE - BASIC AND
  DILUTED                               $      1.46             $     0.72
                                       ==================    ===================

COMPREHENSIVE INCOME                    $     8,568             $    4,721
                                       ==================    ===================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            6,594                  6,579
                                       ==================    ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2004 and 2003
                                   (Thousands)


                                              2004                    2003
                                       -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                            $     9,630                 $4,721
                                       -----------------      ------------------
  Adjustments to reconcile net
  income to net cash provided by
  operating activities -
   Depreciation and amortization              4,213                  2,293
   Non-cash credits and charges:
     Pension expense (benefit) accrual         (530)                   102
     Bad debt reserve                           385                    126
   Stock based compensation - Directors' Plan   109                      -
   Changes in assets and liabilities -
     Receivables                            (15,165)                 2,163
     Real estate inventory                    4,559                 (1,138)
     Other assets                            (1,667)                  (340)
     Accounts payable and accrued expenses    7,193                 (1,642)
     Taxes payable                              841                  1,138
     Deferred income taxes                    3,079                      -
                                       -----------------      ------------------
       Total adjustments                      3,017                  2,702
                                       -----------------      ------------------

       Net cash provided by
         operating activities                12,647                  7,423
                                       -----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (3,472)                (1,651)
                                       -----------------      ------------------
    Net cash used by investing activities    (3,472)                (1,651)
                                       -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing               23,592                 18,400
  Principal debt payments                   (27,059)               (23,274)
  Proceeds from exercise of stock options        17                     46
  Dividends paid                             (1,648)                     -
                                       -----------------      ------------------
    Net cash used by financing activities    (5,098)                (4,828)
                                       -----------------      ------------------
  Increase in cash and cash equivalents       4,077                    944

CASH AND CASH EQUIVALENTS, beginning
  of period                                  16,443                 15,744
                                       -----------------      ------------------

CASH AND CASH EQUIVALENTS,
  end of period                         $    20,520             $   16,688
                                       =================      ==================


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts
    capitalized                         $       587             $      454
                                       =================      ==================
  Income taxes paid - net of refunds    $     1,736             $    1,311
                                       =================      ==================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended January 31, 2004 and 2003

(1)      BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements included herein have been prepared by AMREP Corporation (the "Registrant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. The April 30, 2003 balance sheet amounts have been derived from the April 30, 2003 audited financial statements of the Registrant (see Note 4). Since the accompanying consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registrant's 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily a good indication of what may occur in future periods.

(2)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS
         -----------------

The following tables set forth summarized data relative to the industry segments in which the Company operates for the three and nine month periods ended January 31, 2004 and 2003. Certain amounts included in "Interest and other operations on the Consolidated Statements of Operations are classified below within the Land Operations and Corporate and Other segments, depending upon the nature of business activity. In addition, certain prior year amounts have been reclassified to reflect corporate management fees as well as the reclassification of certain revenues and expenses between the Distribution and Fulfillment segments in order to conform to the current year presentation.


THREE MONTHS                           Land                                        Corporate
                                    Operations     Distribution    Fulfillment     and Other      Consolidated
                                    ----------     ------------    -----------     ---------      ------------
January 2004 (Thousands):
   Revenues                       $     7,897     $     2,979     $    21,935     $    549       $    33,360
   Operating expenses                   4,298           2,616          20,265          619            27,798
   Management fee                         192              23             160         (375)                -
   Interest expense, net                    -              10             129           54               193
                                  --------------  --------------  -------------   -------------  ---------------
   Pretax income contribution     $     3,407     $       330     $     1,381     $    251       $     5,369
                                  ==============  ==============  =============   =============  ===============
----------------------------------------------------------------------------------------------------------------

January 2003 (Thousands):
   Revenues                       $     7,012     $     3,395     $     9,921     $    530       $    20,858
   Operating expenses                   3,603           2,821           8,911          920            16,255
   Management fee                         175              46             129         (350)                -
   Interest expense, net                    -              45              40           56               141
                                  --------------  --------------  -------------   -------------  ---------------
   Pretax income contribution     $     3,234     $       483     $       841     $   ( 96)      $     4,462
                                  ==============  ==============  =============   =============  ===============


NINE MONTHS                            Land                                        Corporate
                                    Operations     Distribution    Fulfillment     and Other      Consolidated
                                  ------------    -------------  -------------    ----------     -------------
January 2004 (Thousands):
   Revenues                       $    21,623     $     9,196     $    66,911     $    1,949      $   99,679
   Operating expenses                  11,950           8,130          61,153          2,439          83,672
   Management fee                         577             118             432         (1,127)              -
   Interest expense, net                    -              22             537            162             721
                                  --------------  --------------  --------------  --------------  ---------------
   Pretax income contribution     $     9,096     $       926     $     4,789     $      475      $   15,286
                                  ==============  ==============  ==============  ==============  ===============

   Identifiable assets            $    72,870     $    38,033     $    40,203     $   18,477      $  169,583

   Intangible assets              $        -      $     3,893     $     1,298     $        -      $    5,191
-----------------------------------------------------------------------------------------------------------------

January 2003 (Thousands):
   Revenues                       $    12,365     $    10,680     $    27,977     $    2,182      $   53,204
   Operating expenses                   7,352           8,500          26,457          2,577          44,886
   Management fee                         525             136             389         (1,050)              -
   Interest expense, net                    -             177              99            174             450
                                  --------------  --------------  --------------  --------------  ---------------
   Pretax income contribution     $     4,488     $     1,867     $     1,032     $      481      $    7,868
                                  ==============  ==============  ==============  =============== ===============
   Identifiable assets            $    72,757     $    33,953     $    23,119     $   19,282      $  149,111

   Intangibles assets             $         -     $     3,893     $     1,298     $        -      $    5,191
-----------------------------------------------------------------------------------------------------------------



     (3) PENSION ACCOUNTING
         ------------------

     During the quarter ended January 31, 2004, The Company recorded a pretax gain of approximately $1,700,000 from the accelerated recognition of a deferred actuarial gain due to the curtailment of future service benefits under the Company's pension plan as approved by the Board of Directors. In addition, the Company recorded a Comprehensive Loss of $1,700,000, net of $638,000 of deferred taxes, related to this amortization.


     (4) RECLASSIFICATION
         ----------------

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

                       AMREP CORPORATION AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   -----------------------------------------------------------
          and Results of Operations
          -------------------------

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references to the third quarter or first nine months of fiscal 2004 or 2003 mean the quarter or nine-month period ended January 31, 2004 or 2003, as the case may be.

Results of Operations
---------------------

For the third quarter of fiscal 2004, net income was $3,383,000, or $0.51 per share, compared to net income of $2,677,000, or $0.41 per share, in the same period of fiscal 2003. Revenues were $33,360,000 in the current year third quarter versus $20,858,000 in the same period last year. For the first nine months of fiscal 2004, the Company reported revenues of $99,679,000 and net income of $9,630,000, or $1.46 per share. For the comparable period last year, the Company had revenues of $53,204,000 and net income of $4,721,000, or $0.72 per share.

Results for the third quarter of 2004 included a pretax gain of approximately $1,700,000 (equivalent to $0.16 per share) resulting from the accelerated recognition of a deferred actuarial gain due to the curtailment of future service benefits under the Company's pension plan. Partly offsetting this pretax gain was a charge of approximately $700,000 (equivalent to $0.07 per share) for the estimated costs of relocating and centralizing certain fulfillment operations.

Revenues from the Company's Kable News Company subsidiary rose from $13,316,000 and $38,657,000 in the third quarter and first nine months of 2003, respectively, to $24,914,000 and $76,107,000 in the corresponding periods of the current year. This substantial revenue growth reflected the April 2003 acquisition by Kable of the subscription fulfillment business of Electronic Data Systems Corporation ("EDS"), offset in part by a revenue decrease in the Newsstand Distribution Services business due to a decline in magazine sales rates. As a result of the purchase from EDS, revenues from Kable's Fulfillment Services business increased from $9,921,000 and $27,977,000 in the third quarter and first nine months of 2003, respectively, to $21,935,000 and $66,911,000 in the comparable periods of the current year. This revenue increase from Fulfillment Services was offset in part, however, by a decline in revenues from the Newsstand Distribution Services business from $3,395,000 and $10,680,000 for the third quarter and first nine months of 2003, respectively, to $2,979,000 and $9,196,000 in the same periods of the current year, principally due to a decline in magazine sales rates. Kable's operating expenses increased principally due to the acquisition of the EDS Subscription Fulfillment Services business in Louisville, Colorado. Fulfillment Services' operating expenses were approximately 80% and 84% of related revenues in the third quarter and first nine months of 2003, respectively, compared to 90% and 86% for these same periods in 2004. These costs increased as a percentage of related revenues as a result of the acquisition in Colorado, where certain costs are relatively higher than at the Company's other locations, and the charge for the estimated costs of relocating and centralizing certain fulfillment operations referred to above. Operating costs for Newsstand Services in the third quarter of 2004 were comparable to the prior year and for the nine month period of 2004 decreased 6% from the same period in 2003; however, they increased from 62% and 59% of revenues in the third quarter and first nine months of 2003, respectively, to 70% and 65% in the comparable 2004 periods reflecting the decline in Newsstand Services revenues.

As a result of customer losses that were identified and known prior to the acquisition of the EDS subscription fulfillment business and which have occurred and will continue to occur through the fourth quarter of fiscal 2004, it is anticipated that the revenues and pretax income of the acquired subscription fulfillment business in the fourth quarter of 2004 will be lower than what was reported in each of the first three quarters. Accordingly, results for Kable's Fulfillment Services business for the first nine months of fiscal 2004 are not necessarily a good indication of what may occur in future periods.

Revenues from land sales at the Company's AMREP Southwest subsidiary also increased in fiscal 2004, from $6,899,000 in the third quarter of 2003 to $7,738,000 in the same quarter of the current year, and for the nine month period, revenues increased from $11,483,000 last year to $20,876,000 this year. This improvement was the result of greater sales of both developed and undeveloped lots in the Company's principal market of Rio Rancho, New Mexico in 2004. The gross profit on land sales declined from 60% in the third quarter of 2003 to 50% for the same period of 2004 because a higher proportion of undeveloped lots, which generally have higher gross profit margins than developed lots, were sold in last year's third quarter. For the first nine months of 2003 and 2004, the gross profit percentage on land sales was 55% and 53%, respectively, as the mix of developed and undeveloped lots was generally comparable for these periods. Pretax profit from real estate operations also improved significantly in both the third quarter and first nine months of 2004 versus the same periods last year, reflecting the much higher revenues this year. As previously reported, revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses decreased as a percentage of related revenues from 4.3% and 5.4% for the third quarter and first nine months of 2003, respectively, to 2.1% and 3.1% for the same periods of 2004, due to closing a higher mix of land sales in the third quarter of the current year without the involvement of a broker. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses decreased in both the third quarter and first nine months of 2004 versus the same periods of 2003, principally as a result of the allocable share of the pension gain recorded in the third quarter of the current year which is netted against this expense. Kable's general and administrative costs increased during the first nine months of 2004 compared to the same period of 2003 as a result of the acquisition of the EDS subscription fulfillment business, although there was a decrease in the third quarter of 2004 versus the same period last year as a result of Kable's allocable share of the pension gain. Interest expense increased in both the third quarter and first nine months of 2004 compared to 2003 as a result of borrowings incurred in connection with the acquisition as well as for additional working capital requirements.

Revenues associated with interest and other operations increased in the third quarter of 2004 as compared to the same period in 2003 because of moderately higher increased revenues of the Company's utility subsidiary, but decreased for the first nine moths of 2004 because certain revenues received in the prior year did not reoccur. Such one-time revenues included the receipt of interest in connection with a federal tax refund claim which occurred in the first quarter of 2003 and the settlement with an insurance company related to a claim filed in prior years that was finalized in the second quarter of 2003. Costs of these other operations were generally comparable in both the third quarter and first nine months of each year.

Liquidity and Capital Resources
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from land sales and magazine operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

The Company's subsidiaries have line of credit arrangements with several financial institutions which are collateralized by various assets. Based upon collateral availability, the Company's subsidiaries had an aggregate borrowing availability of $24,194,000 at January 31, 2004 against which $9,220,000 had been borrowed.

Kable has an agreement with a bank which allows the company to borrow up to $30,000,000 based upon a prescribed percentage of eligible accounts receivable, as defined. At January 31, 2004, Kable had borrowing availability of $20,278,000, against which $9,020,000 was outstanding.

The Company's real estate subsidiary, AMREP Southwest Inc., also has several loans to support its operations in New Mexico. These loans are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At January 31, 2004, the maximum available under these real estate lines-of-credit totaled $3,916,000, of which borrowings of $200,000 were outstanding.

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

Cash Flows From Operating Activities
------------------------------------

Inventories decreased from $63,084,000 at April 30, 2003 to $58,525,000 at January 31, 2004 reflecting sales activity in excess of development spending. Kable's receivables increased from $36,464,000 at April 30, 2003 to $50,326,000 at January 31, 2004 due to the growth of operations resulting from the acquisition of the EDS subscription fulfillment business. Accounts payable increased from $38,101,000 at April 30, 2003 to $46,449,000 at January 31, 2004
due to the timing of payments and the acquisition.

Application of Critical Accounting Policies
-------------------------------------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates that affect the financial statements of the Company include, but are not limited to: (i) revenue recognition for the magazine distribution business based on estimates of allowances for magazine returns; (ii) allowances for bad debts; (iii) land development budgets and costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; (v) pension plan assumptions; and (vi) legal contingencies. Actual results could differ from those estimates. There has been no significant effect on the financial condition or results of operations as a result of changes in policies or estimates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------
There have been no material changes to the Company's market risk for the nine month period ended January 31, 2004. Refer to Item 7(A) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003 for additional information regarding quantitative and qualitative disclosures about market risk.

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

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
(a)      Exhibits
         --------

          31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          32 Certification required by Rule 13a - 14 (b) under the Securities Exchange Act of 1934.

(b)      Reports on Form 8-K
         -------------------
     Current Report on Form 8-K dated December 8, 2003 and furnished to the Securities and Exchange Commission on December 8, 2003 reporting second quarter 2004 financial results.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       AMREP CORPORATION
                                                          (Registrant)






Dated:  March 10, 2004                               By: /s/ Peter M. Pizza
        --------------                                   ------------------
                                                         Peter M. Pizza
                                                         Vice President and
                                                         Chief Financial Officer
                                                         (Principal Financial
                                                         and Accounting Officer)

                       AMREP CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------


         Exhibit No.                           Description
         -----------     -------------------------------------------------------

          31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          32 Certification required by Rule 13a - 14 (b) under the Securities Exchange Act of 1934.