Form 10-K
period 2004-04-30
AMREP CORP
filed 2004-07-23
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

For the fiscal year ended     April 30, 2004  Commission File Number 1-4702
                              --------------                         ------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------     --------------

                                AMREP CORPORATION
                 -----------------------------------------------
             (Exact name of registrant as specified in its Charter)

               Oklahoma                                   59-0936128
               --------                                   ----------
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)


     641 Lexington Ave., 6th Floor
           New York, New York                                10022
           ------------------                                -----
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (212) 705-4700
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
                       Title of Each Class            on Which Registered
                       -------------------           --------------------
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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes          No   X
                                       -----       -----

Aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the last sales price of such Common Stock on October 31, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter), on the New York Stock Exchange Composite Tape - $35,519,083.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 21, 2004 - 6,611,112.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents of the Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 2004 Annual Meeting - Part III.

                             -----------------------

                                     PART I
                                     ------

Item 1.          Business
-------          --------

                                     GENERAL

The Company*, through its subsidiaries, is primarily engaged in three business segments: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, "AMREP Southwest"), and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable News Company, Inc. and its subsidiaries (collectively, "Kable"). Data concerning industry segments is set forth in note 14 of the notes to the consolidated financial statements. The Company's foreign sales and activities are not significant.

                             REAL ESTATE OPERATIONS

The Company conducts its real estate business through AMREP Southwest, with these activities occurring primarily in Rio Rancho, New Mexico. As of July 1, 2004, the real estate business employed approximately 15 persons, none of whom were represented by labor unions. The Company considers its relations with these employees to be good.

Land Development Operations - Rio Rancho

Rio Rancho (including the City) consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which some 72,860 acres have been platted into approximately 112,800 homesite and commercial lots and 16,330 acres are dedicated to community facilities, roads and drainage with the remainder consisting of unplatted land. At April 30, 2004, approximately 85,000 of these lots had been sold. The Company currently owns approximately 20,460 acres in Rio Rancho, of which approximately 5,700 acres are in contiguous blocks which are being developed or are suitable for development and approximately 2,100 acres are in areas with a high concentration of ownership suitable for special assessment districts or city redevelopment areas which may allow for future development under the auspices of local government. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or which may be sold individually or in small groups.

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

The commercial areas in Rio Rancho presently include more than 500 businesses and professional offices, as well as 15 shopping centers with approximately 1.4 million square feet of retail and office space, including a 55,000 square foot office building owned by the Company. The industrial areas have approximately 85 buildings with approximately 4.5 million square feet, including a manufacturing facility containing approximately 3.1 million square feet which is owned and occupied by Intel Corporation, Rio Rancho's largest employer.

Since early 1977, no individual lots without homes at Rio Rancho have been sold by the Company to consumers. A substantial number of lots without homes were sold prior to 1977, and most of these are in areas where utilities have not yet been installed. However, under certain of the contracts pursuant to which the lots were sold, if utilities have not reached the respective lot when the purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by water, telephone and electric utilities for the lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

-------------
* As used herein, "Company" includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

Other Real Estate Projects

The Company owns and operates a water utility company (the "Utility") which serves a subdivision of approximately 2,750 homes the Company developed in Santa Fe, New Mexico in prior years. During the fourth quarter of 2004, the Eldorado Water & Sanitation District (the "District") filed a Petition for Condemnation and Immediate Possession of the Utility's assets for the purpose of assuming control of the Utility. In connection with the condemnation process, the District submitted an appraisal of approximately $6.2 million to support the price it proposes to pay for the Utility's assets, which amount is in excess of the Company's asset carrying value for the Utility. The Company is contesting the accuracy of this appraisal, and has submitted a different appraisal which is much higher than that of the District. The statutory process gives the parties the right to request a third party appraisal. In May 2004, the District's petition for immediate possession was denied and a September 2004 trial date was set to hear this matter and, among other issues, to establish the valuation of the Utility. Pending the outcome of the trial, the Company will continue to own and operate the Utility.

The Company also owns two tracts of land in Colorado, consisting of one residential property of approximately 160 acres planned for approximately 350 homes which is being offered for sale subject to obtaining all necessary approvals, and one property of approximately 10 acres zoned for commercial use, which is also being offered for sale but which may be developed by the Company. In addition, the Company owns approximately 12.6 acres in the Orlando, Florida area. During fiscal 2003, approximately 1.6 acres of contiguous property was acquired by a governmental authority through condemnation proceedings, and condemnation proceedings have been initiated on the remaining 12.6 acres. This process was finalized during June 2004 at an amount which exceeded the property's carrying value.

       FULFILLMENT SERVICES AND NEWSSTAND DISTRIBUTION SERVICES OPERATIONS

Through Kable, the Company (i) performs fulfillment and related services for publishers and other customers and (ii) distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries. As of July 1, 2004, Kable employed approximately 1,425 persons, of whom approximately 1,285 were involved in its fulfillment activities and 140 in distribution activities, none of whom were represented by labor unions. The Company considers its relations with these employees to be good.

Fulfillment Services

Kable's Fulfillment Services business performs a number of fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services, list services and product fulfillment services, and it accounted for 88% of Kable's revenues in fiscal 2004.

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

Kable's lettershop and graphics departments prepare and mail statements and renewal forms for its publisher clients to their subscribers. List services clients are also primarily publishers for whom Kable maintains client customer lists, selects names for clients who rent their lists, merges rented lists with a client's list to eliminate duplication for the client's promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients. Product fulfillment services are provided for Kable's publisher clients and other direct marketers. In this activity, Kable receives, warehouses, processes and ships merchandise.

Kable plans to expand its ancillary services, including lettershop, list services and product fulfillment services, to other, non-publisher clients.

In April 2003, the Company, through a wholly-owned subsidiary of Kable, acquired the subscription fulfillment business of Electronic Data Systems Corporation and various subsidiaries which was based in Louisville, Colorado. The acquired business had revenues of approximately $82 million in its most recent fiscal year prior to the acquisition; however, annual revenues and net income after the acquisition were anticipated to be substantially reduced from historical levels because of known customer losses that were identified prior to the purchase. During the year ended April 30, 2004, revenues from the acquired business approximated $49 million; however, it is anticipated that the revenues contributed by the acquired subscription fulfillment business in fiscal 2005 will be lower than in fiscal 2004. As a result of this transaction, the Company believes that Kable is now the second largest provider of subscription fulfillment services to magazine publishers in the United States.

With this acquisition, Kable now performs fulfillment services for approximately 870 different magazine titles for approximately 280 clients and maintains almost 60 million active subscriber names for its client publishers. In a typical month, Kable produces over 80 million mailing labels for its client publishers and also prepares approximately 18 million billing and renewal statements for mailing.

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

Newsstand Distribution Services

In its Newsstand Distribution Services operation, Kable distributes magazines for over 190 publishers. Among the titles are many special interest magazines, including automotive, puzzle, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers approximately 24 million copies of various titles. Kable purchases the publications from its publisher clients and sells them to approximately 50 independent wholesalers. The wholesalers in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. The newsstand distribution business accounted for 12% of Kable's revenues in fiscal 2004.

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

Kable competes primarily with four other national distributors, all of whom are substantially larger than Kable. Each of these larger competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications is intense. In addition, there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines arising from changes within the magazine distribution industry in recent years, and, as a result, approximately 45% of Kable's accounts receivable at April 30, 2004 were due from three customers.

Item 2.           Properties
-------           ----------

The Company's real estate properties are described in Item 1. Additionally, the Company has its executive offices in leased space in New York City and maintains production, administration and sales facilities for its Fulfillment Services and Newsstand Distribution Services businesses in owned and leased facilities aggregating approximately 700,000 square feet in Mt. Morris, Illinois, Marion, Ohio, Louisville, Colorado, New York City and Cerritos, California. The Colorado facility was leased in connection with the acquisition of the Electronic Data System Corporation subscription fulfillment business. The Company's real estate operations are headquartered in approximately 7,000 square feet of a Company-owned 55,000 square foot office building in Rio Rancho, New Mexico, with the excess space leased to commercial tenants. The Company believes its facilities are adequate for its current and anticipated requirements.

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

The defendants moved to dismiss the Second Amended Complaint. The Court denied the motions with respect to the Robinson-Patman Act claims but dismissed the claims for breach of fiduciary duty. Kable answered the Robinson-Patman Act claims of the Second Amended Complaint, denying the material allegations and asserting affirmative defenses. Kable also asserted counterclaims to recover approximately $5.375 million in unpaid debts from Unimag. Unimag responded to the counterclaims with reply counterclaims for compensatory and punitive damages, based on common law claims that were similar to claims previously dismissed. The defendants moved to dismiss the reply counterclaims. That motion was granted. Unimag is no longer in business and does not appear to have the assets to pay if a judgment is awarded to Kable on its counterclaims.

Pursuant to an order of a United States Magistrate Judge in October 2003, Unimag presented each of the defendants with an analysis of its damage claim against such defendant. The damage claim against Kable amounts to approximately $15.2 million; any damages awarded would be trebled.

Pretrial discovery has been completed. The action against Levy has been settled, and the remaining defendants other than Kable and one of the other national distributors have moved for summary judgment on grounds not available to Kable. That motion is pending. After that motion is decided, Kable and the other national distributor and, if necessary, the remaining defendants, intend to move for summary judgment on other grounds. If the case is not disposed of on the summary judgment motions, it is unlikely that a trial would be conducted prior to calendar 2005. An adverse outcome could materially affect the consolidated financial position of the Company and its subsidiaries.

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Name             Office Held / Principal Occupation for Past Five Years    Age
----             ------------------------------------------------------    ---

James Wall        Senior Vice President of the Company since 1991;          67
                  Chairman, President and Chief Executive Officer of
                  AMREP Southwest Inc., a wholly-owned subsidiary of the Company, since 1991.

 Peter M. Pizza   Vice President and Chief Financial Officer of the         53
                  Company since May 2001; Vice President and Controller of the Company from 1997 to 2001.

 Michael P. Duloc President and Chief Operating Officer of Kable            47
                  News Company, Inc., a wholly-owned subsidiary of the Company, since November 2000; President and
                  Chief Operating Officer of the Kable Distribution
                  Services division of Kable News from 1996 to November 2000.

The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

                                     PART II
                                     -------
Item 5.           Market for Registrant's Common Equity and Related
-------           -------------------------------------------------
                  Stockholder Matters
                  -------------------

The Company's common stock is traded on the New York Stock Exchange under the symbol "AXR". On July 1, 2004, there were approximately 1,800 holders of record of the common stock. The range of high and low closing prices for the last two fiscal years by quarter is presented below:

           FIRST            SECOND               THIRD              FOURTH
       ---------------   ---------------    ----------------    ----------------
       HIGH       LOW     HIGH      LOW      HIGH       LOW      HIGH       LOW
      ------    ------   ------   ------    ------    ------    ------    ------
2004 $ 13.88   $  9.20  $ 16.45  $ 11.91   $ 16.05   $ 15.26   $ 17.65   $ 15.27
2003 $  8.70   $  7.50  $  8.85  $  7.71   $  8.14   $  7.27   $  9.42   $  7.85


Dividend Policy

Prior to 2003, the Company had never paid a cash dividend on its common stock. On July 9, 2003, however, the Board of Directors declared a special dividend of $0.25 per share payable on August 13, 2003 to shareholders of record on July 24, 2003. The Board also indicated that the declaration and payment of dividends in the future would be determined in light of conditions then existing.

On July 13, 2004, the Board of Directors evaluated the Company's financial performance for 2004, including its earnings, financial condition and future capital requirements, and declared a special dividend of $0.40 per share payable on August 18, 2004 to shareholders of record on July 27, 2004.

Sales of Unregistered Company Stock

Pursuant to the Company's 2002 Non-Employee Directors' Stock Plan, the Company issued an aggregate of 7,500 shares of its Common Stock to its six non-employee directors on each of September 15, 2003 and March 15, 2004, as partial payment for their services as directors for the six months preceding each such issuance. These issuances were not registered under the Securities Act of 1933, as amended, by reason of the exemption provided in Section 4(2) of such Act for transactions by an issuer not involving any public offering.

Equity Compensation Plan Information

See Item 12 of Part III of this annual report on Form 10-K which incorporates such information by reference to the Company's 2004 Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 6.           Selected Financial Data
-------           -----------------------

The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years has been derived from and is qualified by reference to the consolidated financial statements. The consolidated financial statements for the three years ended April 30, 2004 have been audited by McGladrey & Pullen, LLP, independent registered public accounting firm, and the consolidated financial statements for the years ended April 30, 2001 and 2000 have been audited by Arthur Andersen LLP, independent public accountant. The information should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is Item 7 of Part II of this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.


                                         (In thousands of dollars except per share amounts)
                                                        Year Ended April 30,
                          ----------------------------------------------------------------------------------
                                  2004             2003           2002            2001 (a)          2000
                             --------------  ---------------  --------------- ---------------  -------------
Financial Summary:
  Revenues                    $   131,107      $   73,791      $   83,405     $   73,209      $   119,833
  Net Income                  $    11,677      $    6,273      $    3,698     $    2,557      $     1,169
  Total Assets (b)            $   171,165      $  159,550      $  149,832     $  164,844      $   172,436

Capitalization:
  Shareholders' Equity        $   105,522      $   93,828      $   93,479     $   89,781      $    91,981
  Notes Payable               $    12,643      $   18,427      $   16,619     $   44,260      $    46,911

Per Share:
  Earnings Per Share-
     Basic and Diluted        $      1.77      $     0.95      $     0.56     $     0.38      $      0.16
  Book Value                  $     15.97      $    14.24      $    14.22     $    13.66      $     12.70
  Cash Dividend               $       .25      $        -      $        -     $        -      $         -

Shares Outstanding                  6,606          6,588            6,574          6,574            7,240


(a) Includes a tax benefit in the amount of $3.5 million (the equivalent of $0.52 per share) to reflect the settlement of 1993 and 1994 IRS tax examinations.
(b) Total Assets for 2003 and 2002 have been reclassified to conform to the 2004 presentation. See note 5 to the consolidated financial statements.



Item 7.         Management's Discussion and Analysis of Financial Condition
-------         -----------------------------------------------------------
                and Results of Operations
                -------------------------

INTRODUCTION
------------

For a description of the Company's business, refer to Item I of Part I of this annual report on Form 10-K.

As  indicated  in Item I, the  Company is  primarily  engaged in three  business segments: the Real Estate business operated by AMREP Southwest and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable. Data concerning industry segments is set forth in note 14 of the notes to the consolidated financial statements. The Company's foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 7 to 2004, 2003 and 2002 mean the fiscal years ended April 30, 2004, 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. Following are some of the areas requiring significant judgments and estimates: (i) revenue recognition for the magazine distribution business, including estimates of allowances for magazine returns;

(ii) allowances for doubtful accounts; (iii) land development budgets and costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (v) pension plan information; and (vi) legal contingencies. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates which are believed to be reasonable. Certain of the more critical assumptions include: (i) distribution revenues represent commissions earned from the distribution of publications for client publishers which are recorded at the time the publications go on sale and which are generally sold on a fully returnable basis. Accordingly, management provides for estimated returns by charges to income which are determined on an issue by issue basis utilizing sales information and other relevant data, including publisher and like-title history;
(ii) management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable; (iii) real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred; (iv) asset impairment determinations (including that of goodwill) are based upon the intended use of assets and expected future cash flows; (v) pension plan accounting and disclosure is based upon numerous assumptions and estimates, including the expected rate of investment return on retirement plan assets, the interest rate used to determine the present value of liabilities (the discount rate), and certain employee-related factors such as turnover, retirement age and mortality; and (vi) the Company is currently involved in one significant legal proceeding which is described in Item 3 of this annual report on Form 10-K which could have a material adverse effect if decided against the Company, and several routine matters. The legal proceeding described in Item 3 is not expected to come to trial before calendar 2005. It is possible that the consolidated financial position or results of operations for any particular quarterly or annual period could be materially affected by a change in assumptions or the effectiveness of strategies related to these proceedings.


Year Ended April 30, 2004 Compared to Year Ended April 30, 2003
---------------------------------------------------------------

Results of Operations

Consolidated revenues increased from $73.8 million in 2003 to $131.1 million in 2004, primarily due to (i) Kable's acquisition of the subscription fulfillment business of Electronic Data Systems Corporation ("EDS") in April 2003 and (ii) a substantial increase in land sales activity at the Company's AMREP Southwest real estate subsidiary. As a result, net income increased from $6.3 million, or $0.95 per share, in 2003 to $11.7 million, or $1.77 per share, in 2004.

Revenues from Kable's Fulfillment Services and Newsstand Distribution Services businesses (collectively, "magazine operations") increased from $54.1 million in 2003 to $99.8 million in 2004. Revenues from Kable's Fulfillment Services business increased from $39.2 million in 2003 to $87.6 million in 2004, principally as a result of the acquisition of the EDS subscription fulfillment business mentioned above. The revenue increase from Fulfillment Services was offset in part, however, by a decline in revenues from the Newsstand Distribution Services business from $14.8 million in 2003 to $12.2 million in 2004, primarily due to a decline in magazine sales rates. Kable's total operating expenses also increased as a result of the acquisition of the EDS subscription fulfillment business. Operating expenses for Fulfillment Services increased from $33.7 million in 2003 to $75.0 million in 2004, and were approximately 86% of related revenues in 2004 compared to 85% in 2003. Fulfillment Services' operating costs increased slightly as a percentage of related revenues as a result of the EDS acquisition, where certain costs of the acquired business's Colorado location are relatively higher than at the Company's other locations, and included charges of approximately $1.6 million for the costs of relocating and centralizing certain fulfillment operations following the acquisition. Operating costs for Newsstand Distribution Services decreased to $8.0 million in 2004 compared to $8.9 million in 2003, but increased as a percentage of revenues from 62% in 2003 to 66% in 2004, reflecting the decline in Newsstand Distribution Services revenues.

As a result of customer losses that were identified and known prior to the acquisition of the EDS subscription fulfillment business and which occurred throughout 2004, it is anticipated that the revenues and pretax income contributed by the acquired subscription fulfillment business in 2005 will be lower than in 2004. Accordingly, the results for Kable's Fulfillment Services business for 2004 are not necessarily a good indication of what may occur in future periods.

Revenues from land sales at the Company's AMREP Southwest subsidiary also increased substantially in 2004, from $16.0 million in 2003 to $28.0 million in 2004. This improvement was the result of greater 2004 sales of both developed and undeveloped lots in the Company's principal market of Rio Rancho, New Mexico. The gross profit percentages on land sales were 51% and 54% in 2004 and 2003, respectively. The pretax profit contribution from the land sales segment improved significantly in 2004 versus 2003, reflecting the much higher 2004 revenues. As previously reported, revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses decreased as a percentage of related revenues, from 5.2% in 2003 to 3.3% in 2004, due to the closing of a higher mix of land sales in the current year without the involvement of a broker. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses decreased in 2004 versus 2003, principally due to reduced pension expense resulting from the curtailment of future service benefits under the Company's pension plan, as discussed below. Kable's general and administrative costs increased in 2004 compared to 2003 as a result of the acquisition of the EDS subscription fulfillment business, partly offset by its allocable share of reduced pension expense. Interest expense increased as a result of borrowings incurred in connection with the acquisition, including for additional working capital requirements.

Results for 2004 included a pretax gain of approximately $1.7 million (equivalent to $0.16 per share) from the accelerated recognition of a deferred actuarial gain due to the curtailment of future service benefits under the Company's pension plan. This resulted in consolidated pension income of $485,000 in 2004 compared to pension expense of $160,000 in 2003 (see note 8).

Revenues associated with interest and other operations decreased in 2004 compared to 2003 because there were certain non-recurring revenues in 2003, but the absence of such non-recurring revenues in 2004 was partially offset by moderately higher revenues of the Company's utility subsidiary. Such one-time revenues in 2003 included the receipt of interest in connection with a federal tax refund claim and the settlement with an insurance company related to a claim filed in prior years. Costs of other operations remained comparable at $2.4 million in 2004 and $2.5 million in 2003.

Year Ended April 30, 2003 Compared to Year Ended April 30, 2002
---------------------------------------------------------------

Net income in 2003 was $6.3 million, or $0.95 per share, compared to net income of $3.7 million, or $0.56 per share, in 2002. Revenues were $73.8 million in 2003 versus $83.4 million in the prior year. The revenue decrease in 2003 from 2002 principally resulted from a decrease in revenues from real estate operations from $30.9 million in 2002 to $16.0 million in 2003, which was partly offset by an increase in revenues from Kable's operations.

Total revenues from Kable's magazine operations were approximately $54.1 million in 2003 compared to $49.2 million in 2002. Revenues from the Fulfillment Services business increased to approximately $39.2 million in 2003 from $34.0 million in 2002, and revenues from the Newsstand Distribution Services business decreased from approximately $15.3 million in 2002 to approximately $14.8 million in 2003. The 15% increase in revenues in the Fulfillment Services business resulted in part from revenues derived for the period subsequent to the date of acquisition (April 15, 2003) of the EDS subscription fulfillment business and in part from an expansion of product fulfillment services. Revenues in the Newsstand Distribution Services business decreased 3% because, although gross billings increased slightly in line with industry results, there was a decrease in Kable's net sales rate due in part to the effects of many special event publications issued throughout the prior year which increased revenues in 2002.

Revenues from real estate land sales decreased from $30.2 million in 2002 to $16.0 million in 2003, principally as the result of certain land sales that occurred in the prior year in accordance with the Company's plan to sell its landholdings outside of New Mexico as part of a restructuring of its real estate operations. During 2002, two sales of large tracts of land in Colorado and California contributed aggregate revenues of $13.6 million whereas there were no land sales in these markets in 2003. Revenues from land sales in New Mexico were comparable on a year-to-year basis, approximating $15.4 million in both years. The gross profit percentage on land sales increased from 24% in 2002 to 54% in 2003, primarily because the two large land sales outside of New Mexico in 2002 contributed a significant amount of cash but only a very slight gross profit. The average gross profit percentage on land sales in the Company's principal market of Rio Rancho, New Mexico was 43% in 2002 and 55% in 2003, varying based on the specific sales prices and costs of the properties sold in each year. Revenues and related gross profits from land sales can vary from period to period as a result of many factors, including the nature and timing of specific transactions, and thus prior results are not necessarily an indication of what may be expected to occur in future periods. In addition, the Company completed the wind-down of all homebuilding activities during 2002 and realized revenues in connection therewith of approximately $600,000 (representing 3 homes delivered).

Operating expenses for magazine operations increased 10%, from $38.6 million in 2002 to $42.5 million in 2003, primarily as a result of the operating costs associated with the acquisition of the EDS subscription fulfillment business discussed above and with the product fulfillment expansion. Total magazine operating expenses were 78.7% of related revenues in 2003 compared to 78.5% in 2002. With respect to real estate business expenses, commissions and selling expenses decreased from $1.0 million in 2002 to $800,000 in 2003 and generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses also decreased from $3.2 million in 2002 to $3.1 million in 2003 as the Company continued to control costs related to administrative functions. General and administrative costs of magazine operations remained comparable at approximately $6.9 million in each year, but decreased as a percentage of sales from 14.0% in 2002 to 12.9% in 2003 due in part to the expansion of operations with the EDS acquisition. Interest expense-net decreased from $1.3 million to $600,000 due to reduced average borrowing requirements in all segments of the Company's operations and lower interest rates.

Revenues associated with interest and other operations increased from $3.3 million in 2002 to $3.8 million in 2003, primarily due to various nonrecurring revenue items in the first and second quarters of 2003, including interest on a tax refund from the Internal Revenue Service and the settlement with an insurance company related to a claim filed in prior years. Costs of other operations remained comparable at $2.6 million in 2002 and $2.5 million in 2003.

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

Cash Flows From Financing Activities
------------------------------------

Kable has a line of credit with a bank which allows it to borrow up to $30 million based upon a prescribed percentage of eligible accounts receivable, as defined. At April 30, 2004, borrowing availability was approximately $18.3 million against which $8.6 million was outstanding. This line of credit bears interest at the bank's prime rate (4.0% at April 30, 2004) plus .5%, and is collateralized by substantially all of Kable's assets. The credit arrangement requires the maintenance or achievement of certain financial ratios and contains certain financial restrictions, the most significant of which limit the amount of dividends and other payments that may be made by Kable to its parent or other affiliates, as well as capital expenditures and other borrowings. This line of credit matures May 1, 2005. Kable also has other borrowing arrangements to finance capital expenditures totaling approximately $3.8 million with maturities through 2011 at a weighted average interest rate of 5.4%.

AMREP Southwest has loan agreements with two financial institutions with a maximum borrowing capacity of $9.4 million that are used to support real estate development in New Mexico. The loans, which bear interest at a weighted average of the prime rate minus .4%, are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At April 30, 2004, the borrowing availability under these agreements was approximately $6.3 million against which $200,000 was outstanding with interest at the prime rate plus .5%.

Notes payable outstanding, under the line of credit and other borrowings, were $12.6 million at April 30, 2004 compared to $18.4 million at April 30, 2003. Real estate loans decreased from $4.7 million at April 30, 2003 to $200,000 at April 30, 2004 as the result of the repayment of borrowings utilizing the proceeds from various land sales. Kable's borrowings decreased from $13.7 million at April 30, 2003 to $12.4 million at April 30, 2004.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $58.2 million at April 30, 2004 compared to $63.1 million at April 30, 2003. Inventories in the Company's core real estate market of Rio Rancho decreased from approximately $56.7 million at April 30, 2003 to $51.4 million at April 30, 2004 as the result of land sale activity. The balance of inventory principally consisted of properties in Colorado and Florida.

Receivables from magazine operations increased from $36.5 million at April 30, 2003 to $42.8 million at April 30, 2004 as a result of the additional subscription fulfillment business due to the EDS acquisition. Accounts payable increased by $3.8 million, also reflecting this expansion.

The unfunded pension liability of the Company's defined benefit retirement plan decreased from $7.1 million at April 30, 2003 to $3.2 million at April 30, 2004, primarily due to an increase in the value of the plan's investments. The Company recorded comprehensive income of $1.4 million in 2004 and a charge to comprehensive loss of approximately $6.0 million in 2003 to reflect the change in the unfunded pension liability in each year, net of deferred tax and unrecognized prepaid pension amounts.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures were relatively comparable in 2004 and 2003. The Company believes that it has adequate financing capability to provide for anticipated capital expenditures.

During 2003, Kable purchased substantially all of the assets of a subscription fulfillment business formerly owed by Electronic Data Systems Corporation and various affiliates. The purchase price for the assets was approximately $10.0 million, and consisted of $6.5 million of cash and the assumption of certain liabilities. The cash portion of the purchase price was financed from available borrowing capacity under Kable's line of credit bank arrangement, which line of credit was increased from $20.0 million to $30.0 million in connection with the acquisition.

Future Payments Under Contractual Obligation
--------------------------------------------

The table below summarizes significant contractual cash obligations as of April 30, 2004 for the items indicated (in thousands):




          Contractual                         Less than       1-3             3-5           More than
          Obligations           Total          1 year        years           years           5 years
          -----------        -----------    ------------   -----------    ------------    -------------

    Notes payable            $    12,643     $     1,830    $   10,754     $       24      $        35
    Operating leases              16,399           7,664         8,437            298                -
                              -----------    ------------   -----------    ------------    -------------
    Total                    $    29,042     $     9,494    $   19,191     $      322      $        35
                              ===========    ============   ===========    ============    =============


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 (Revised), "Employer's Disclosure About Pensions and Other Post-Retirement Benefits" ("Revised SFAS No. 132"). Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. The disclosure provisions have been adopted and are included in note 8 to the consolidated financial statements.

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

IMPACT OF INFLATION
-------------------

Operations of the Company can be impacted by inflation. Within the industries in which the Company operates, inflation can cause increases in the cost of materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. Within the land development industry, the Company encounters particular risks. A large part of the Company's real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the income of potential purchasers and make it difficult for them to finance the purchase of a new home or sell their existing home. If this situation were to exist, the demand for the Company's land by these homebuilder customers could decrease. In general, in recent years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company's markets, and as a result the Company has not found the inflation risk to be a significant problem in its real estate or magazine operations businesses.

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

A wide range of factors could materially affect the Company's future performance and financial and competitive position, including the following: (i) the level of demand for land in Rio Rancho, New Mexico, the principal market in which the Company's real estate subsidiary sells land; (ii) the possibility of further adverse changes in the magazine distribution system for magazines which the Company's Kable distribution subsidiary distributes, including the financial failure of a major wholesaler; (iii) the existing United Magazine lawsuit described in Item 3 of this Form 10-K and possible future litigation and governmental proceedings; (iv) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including possible acquisitions; (v) changes in U.S. financial markets, including significant interest rate fluctuations; (vi) the failure to carry out marketing and sales plans; (vii) the effect of or the failure to successfully integrate the acquisition of the subscription fulfillment business completed in April 2003 and described in note 2 to the consolidated financial statements, or other acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems; (viii) the ability to renew customer contracts within the magazine operations business segments on favorable terms and conditions; and (ix) changes in economic or business conditions, including general economic and business conditions that are less favorable than expected.

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

Item 7(A).      Quantitative and Qualitative Disclosures About Market Risk
---------       ----------------------------------------------------------

The primary market risk facing the Company is interest rate risk on its long-term debt and fixed rate receivables. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk, but this risk is not material. The following table sets forth as of April 30, 2004 the Company's long term debt obligations and receivables (excluding trade accounts) by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (amounts in thousands):

                                                         There-           FMV @
                      2005   2006   2007   2008   2009   after    Total 04/30/04
                      ----   ----   ----   ----   ----   -----    -----  -------

Fixed rate
 receivables         $2,947  $ 365  $ 792 $   -  $   -   $   -    $4,104 $ 4,185

Weighted average
   interest rate        8.3%   8.2%   8.1%    -      -       -       8.2%      -

Fixed rate debt      $1,630  $1,504 $ 632 $  12  $  12   $  35    $3,825 $ 3,895

Weighted average
   interest rate        5.4%    5.4%  5.2%  7.8%   7.8%    7.8%      5.4%      -

Variable rate debt   $  200  $8,618 $   - $   -  $   -   $   -    $8,818 $ 8,818

Weighted average
   interest rate        4.5%    4.5%    -     -      -       -       4.5%      -

Item 8.      Financial Statements and Supplementary Data
-------      -------------------------------------------


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Shareholders
AMREP Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of AMREP Corporation and subsidiaries as of April 30, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2004. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004 in conformity with U.S. generally accepted accounting principles.

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



/s/McGladrey & Pullen, LLP
--------------------------
Davenport, Iowa
June 9, 2004

                       AMREP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2004 AND 2003
                          (Dollar amounts in thousands)

              ASSETS                           2004                 2003
              ------                    ----------------     -----------------

CASH AND CASH EQUIVALENTS               $      26,805        $     16,443

RECEIVABLES, net:
   Magazine  operations                        42,768              36,464
   Real estate operations                       6,297               5,970
                                         ----------------    -----------------
                                               49,065              42,434

REAL ESTATE INVENTORY                          58,221              63,084

PROPERTY, PLANT AND EQUIPMENT, net             21,299              22,487

OTHER ASSETS, net of accumulated amortization  10,584               9,911

GOODWILL                                        5,191               5,191
                                         ----------------    -----------------


     TOTAL ASSETS                        $    171,165        $    159,550
                                         ================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES    $     41,931        $     38,101

NOTES PAYABLE:
   Amounts due within one year                  1,830               4,124
   Amounts subsequently due                    10,813              14,303
                                         ----------------    -----------------

                                               12,643              18,427

TAXES PAYABLE                                   1,867                 605
DEFERRED INCOME TAXES                           5,996               1,506
ACCRUED PENSION COST                            3,206               7,083
                                         ----------------    -----------------


     TOTAL LIABILITIES                         65,643              65,722
                                         ----------------    -----------------

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value;
     shares authorized - 20,000,000;
     shares issued -  7,409,204 at
     April 30, 2004 and 7,406,704 at
     April 30, 2003                               741                 741
   Capital contributed in excess of par value  45,133              44,992
   Retained earnings                           69,815              59,786
   Accumulated other comprehensive loss, net  ( 4,614)            ( 6,034)
   Treasury stock, at cost                    ( 5,553)            ( 5,657)
                                         ----------------    -----------------
     TOTAL SHAREHOLDERS' EQUITY               105,522              93,828
                                         ----------------    -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                            $    171,165        $    159,550
                                         ================    =================




       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       AMREP CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                              Year Ended April 30,
                         -------------------------------------------------------
                                2004                2003               2002
                         ---------------     ---------------    ----------------
REVENUES:
 Magazine operations      $   99,791         $     54,058       $     49,248

 Real estate operations-
  Land sales                  28,012               15,965             30,228
  Home sales                       -                    -                635
                         ---------------     ---------------    ----------------
                              28,012               15,965             30,863

 Interest and other
  operations                   3,304                3,768              3,294
                         ---------------     ---------------    ----------------

                             131,107               73,791             83,405
                         ---------------     ---------------    ----------------


COSTS AND EXPENSES:
 Operating expenses-
  Magazine operations         83,020               42,527             38,643
  Real estate commissions
   and selling                   923                  836                978
  Other operations             2,361                2,548              2,635
 Real estate cost of sales-
  Land sales                  13,634                7,365             22,894
  Home sales                       -                    -                704
 General and administrative-
  Magazine operations          8,801                6,962              6,914
  Real estate operations
   and corporate               2,894                3,114              3,209
 Interest, net                   944                  582              1,265
                         ---------------     ---------------    ----------------

                             112,577               63,934             77,242
                         ---------------     ---------------    ----------------


INCOME BEFORE INCOME TAXES    18,530                9,857              6,163

PROVISION  FOR INCOME TAXES    6,853                3,584              2,465
                         ---------------     ---------------    ----------------

NET INCOME               $    11,677         $      6,273      $       3,698
                         ===============     ===============    ================


EARNINGS PER SHARE -
   BASIC AND DILUTED     $      1.77         $       0.95      $        0.56

                         ===============     ===============    ================


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING                 6,595                6,580              6,574
                         ===============     ===============    ================





       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                                  AMREP CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (Amounts in thousands)



                                                             Capital
                                                           Contributed              Accumulated
                                            Common Stock    In Excess                  Other          Treasury
                                            ------------       of         Retained  Comprehensive     Stock, at
                                           Shares  Amount   Par Value     Earnings      Loss             Cost       Total
                                           ------  ------  ------------   --------  -------------    -----------   -----------




BALANCE, April 30, 2001                     7,400  $  740  $    44,935    $ 49,815   $       -       $   (5,709)  $   89,781

   Net income                                   -       -            -       3,698           -                -        3,698
                                           ------  ------  ------------   --------  -------------    -----------   -----------

BALANCE, April 30, 2002                     7,400     740       44,935      53,513           -           (5,709)      93,479

   Net income                                   -       -            -       6,273           -                -        6,273

   Other comprehensive loss                     -       -            -           -      (6,034)               -       (6,034)
                                                                                                                   -----------
   Total comprehensive income                                                                                            239
                                                                                                                   -----------
   Issuance of stock under
    Directors' Plan                             -       -           14           -           -               52           66

   Exercise of stock options                    7       1           43           -           -                -           44
                                           ------  ------  ------------   --------  -------------    -----------   -----------

BALANCE, April 30, 2003                     7,407     741       44,992      59,786      (6,034)          (5,657)      93,828

   Net income                                   -       -            -      11,677           -                -       11,677

   Other comprehensive income                   -       -            -           -       1,420                -        1,420
                                                                                                                   -----------
   Total comprehensive income                                                                                         13,097
                                                                                                                   -----------
   Cash dividends                               -       -            -      (1,648)          -                -       (1,648)

   Issuance of stock under
    Directors' Plan                             -       -          126           -           -              104          230

   Exercise of stock options                    2       -           15           -           -                -           15
                                           ------  ------  ------------   --------  -------------    -----------   -----------

BALANCE, April 30, 2004                     7,409  $  741  $    45,133    $ 69,815  $   (4,614)      $   (5,553)   $ 105,522
                                           ======  ======  ============   ========  =============    ===========   ===========












                    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                       AMREP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                                                      Year Ended April 30,
                                                            ------------------------------------
                                                               2004         2003        2002
                                                            ----------   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  11,677    $   6,273   $   3,698
   Adjustments to reconcile net income
     to net cash provided by operating activities-
     Depreciation and amortization                              5,015        3,071       2,691
     Non-cash credits and charges:
       (Gain) loss on disposition of property and equipment       619         (109)          -
        Provision for doubtful accounts                           680          237         491
        Pension (benefit) accrual                               ( 485)         160        (511)
        Stock based compensation - Directors' Plan                230           66           -
     Changes in assets and liabilities,
        excluding the effect of acquisition-
        Receivables                                           ( 7,311)      (1,024)      2,465
        Real estate inventory                                   4,863         (788)     11,051
        Other assets                                          ( 1,451)        (246)      1,527
        Accounts payable and accrued expenses                   2,806       (1,112)      6,685
        Taxes payable                                           1,262         (522)       (468)
        Deferred income taxes                                   3,542          933       2,714
                                                            ----------   ----------  ----------
           Net cash provided by operating activities           21,447        6,939      30,343
                                                            ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (  3,668)      (1,916)     (2,899)
   Proceeds from disposition of property, plant and equipment       -          404           -
   Acquisition, net                                                 -       (6,580)          -                                    -
                                                            ----------   ----------  ----------
           Net cash used by investing activities             (  3,668)      (8,092)     (2,899)
                                                            ----------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                                27,831       28,098      14,582
   Principal debt payments                                   ( 33,615)     (26,290)    (42,223)
   Exercise of stock options                                       15           44           -
   Dividend                                                  (  1,648)           -           -
                                                            ----------   ----------  ----------
           Net cash provided (used) by financing activities  (  7,417)       1,852     (27,641)
                                                            ----------   ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               10,362          699        (197)
CASH AND CASH EQUIVALENTS, beginning of year                   16,443       15,744      15,941
                                                            ----------   ----------  ----------
CASH AND CASH EQUIVALENTS, end of year                      $  26,805    $  16,443   $  15,744
                                                            ==========   ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized               $     822    $     918   $   2,281
                                                            ==========   ==========  ==========
Income taxes paid - net of refunds                          $   2,049    $   3,173   $     219
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

                       AMREP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
         -------------------------------------------------------------------

         Organization and principles of consolidation
         --------------------------------------------

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the "Company"). The Company, through its principal subsidiaries, is primarily engaged in three business segments. Kable News Company, Inc. ("Kable") operates in the fulfillment services and magazine distribution services businesses (collectively, "magazine operations"), and AMREP Southwest Inc. ("ASW") operates mainly in the real estate industry, principally in New Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year.

         Fiscal Year
         -----------

The Company's fiscal year ends on April 30. All references to 2004, 2003 and 2002 mean the fiscal years ended April 30, 2004, 2003 and 2002, respectively, unless the context otherwise indicates.

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

         Real estate inventory
         ---------------------

Land and improvements for completed real estate projects, as well as land and improvements on land held for future development or sale, are stated at the lower of accumulated cost (except in certain instances where property is repossessed as discussed above under "Revenue recognition"), which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes, or fair market value less estimated costs to sell.

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

Depreciation and amortization of property, plant and equipment are provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives, which generally are 10 years or less for furniture and fixtures (including equipment) and 25 to 40 years for buildings. Assets utilized in the Company's utility company subsidiary are depreciated over 5 to 50 years.

         Goodwill
         --------

The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed ("goodwill") is carried as an asset. Goodwill arose in connection with the acquisition of Kable during 1969 and, since this acquisition was made prior to the effective date of Accounting Principles Board Opinion ("APB") No. 17, was not amortized.

Effective May 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with an indefinite life are no longer subject to amortization and are reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. Based on a review completed in April 2004, the Company believes that no goodwill impairment existed at April 30, 2004.

         Long-lived assets
         -----------------

Long-lived assets, including real estate inventory and property, plant and equipment, are evaluated in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Provisions for possible losses are recorded when undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

         Stock options
         -------------

The Company issues stock options to non-employee directors under the Non-Employee Directors Option Plan (see note 8). The Company accounts for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plan. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

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

         Management's estimates and assumptions
         --------------------------------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates that affect the financial statements include, but are not limited to, inventory valuation, allowances for magazine returns, the recoverability of long-term assets and amortization periods, pension plan assumptions and legal contingencies. Actual results could differ from those estimates.

         Recent accounting pronouncements
         --------------------------------

In December 2003, the FASB issued SFAS No. 132 (Revised), "Employer's Disclosure About Pensions and Other Post-Retirement Benefits". Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. The disclosure provisions have been adopted and are included in note 8 to the consolidated financial statements.

(2)        ACQUISITION:
           ------------

On April 15, 2003, the Company acquired certain tangible and intangible assets and assumed certain liabilities constituting the subscription fulfillment business of Electronic Data Systems Corporation and various subsidiaries ("Business") in order to expand its fulfillment operations. The purchase price for these assets was approximately $10.0 million and consisted of cash and the assumption of certain customer deposit liabilities. The transaction has been accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations", and the results of operations since the date of acquisition are included in the consolidated financial statements. The payment of the cash portion of the purchase price and related acquisition expenses was financed from available cash and borrowings under the Company"s collateralized credit line for magazine operations. In connection with the acquisition, that credit line was increased from $20.0 million to $30.0 million, subject to available collateral (see note 7).

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


Because of customer losses of the Business that were identified and known prior to the acquisition and which occurred throughout 2004, the revenues and net income from the acquired Business for the year ended April 30, 2004 were substantially reduced from historical levels. Accordingly, these pro-forma results are not an indication of what may be expected to occur in future periods.

The purchase price was allocated to the acquired assets based upon an appraisal and other studies. The purchase price allocation was as follows (in thousands):
Property,  plant and equipment - $7,486; Other assets - $4,296; Accrued expenses
- $5,202; Total cash price - $6,580.

(3)      RECEIVABLES:
         ------------
Receivables consist of:                                April 30,
                                           -------------------------------------
                                                 2004                 2003
                                           ----------------    -----------------
                                                        (Thousands)
Magazine operations-
   Accounts receivable (maturing
        within one year)                   $       98,388      $      102,275
   Allowances for-
     Estimated returns                           ( 53,808)            (64,419)
     Doubtful accounts                            ( 1,812)             (1,392)
                                           ----------------    -----------------
                                           $       42,768      $       36,464
                                           ================    =================
Real estate operations-
   Mortgage and other receivables          $        6,489      $        6,250
   Allowance for doubtful accounts                  ( 192)               (280)
                                           ----------------    -----------------
                                           $        6,297      $        5,970
                                           ================    =================

Magazine operations receivables collateralize a general purpose line-of-credit utilized for the magazine operations. Mortgage and other receivables bear interest at rates ranging from 8.0% to 12.0% and result primarily from land sales (see note 7).

The Company extends credit to various companies in the real estate and magazine operations industries which may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. As industry practices allow, the Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, the taking of collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information. In recent years, as a result of changes within the magazine distribution industry there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines and, as a result, approximately 45% and 55% of Kable's accounts receivable were due from three customers at April 30, 2004 and 2003, respectively.

Kable performs fulfillment services for and purchases magazines for resale to wholesalers from publishing companies owned or controlled by a major shareholder and member of the Board of Directors. Commissions and other revenues earned on these transactions represented approximately 2%, 4% and 3% of consolidated revenues in 2004, 2003 and 2002, respectively.

Maturities of principal on real estate receivables at April 30, 2004 are as follows (in thousands): 2005 - $5,199; 2006 - $378; 2007 - $793; 2008 - $29;
2009 - $45; 2010 and thereafter - $45.

(4)     REAL ESTATE INVENTORY:
        ----------------------

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory at April 30, 2004 and 2003 were (in thousands) $3,936 and $4,192, respectively. Interest costs capitalized during 2004, 2003 and 2002 were $126, $287 and $767, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 2004 and 2003 were $4,865 and $5,049, respectively. Real estate taxes capitalized during 2004, 2003 and 2002 were $42, $72 and $72, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $608, $319 and $2,103 in 2004, 2003 and 2002, respectively.

Substantially all of the Company's real estate assets are located in Rio Rancho, New Mexico. As a result of this geographic concentration, the Company could be affected by economic conditions in this region.

(5)      PROPERTY, PLANT AND EQUIPMENT:
         ------------------------------
Property, plant and equipment consists of:

                                                                April 30,
                                                    ---------------------------------
                                                        2004               2003
                                                    --------------    ---------------
                                                               (Thousands)


Land, buildings and improvements                    $      9,349      $      9,411
Furniture and fixtures                                    24,512            22,911
Utility plant and equipment                                8,308             8,302
Other                                                        139               132
                                                    --------------    ---------------
                                                          42,308            40,756
Accumulated depreciation and
   amortization                                          (21,009)          (18,269)
                                                    --------------    ---------------
                                                    $     21,299      $     22,487
                                                    ==============    ===============


Depreciation charged to operations amounted to (in thousands) $4,237, $2,081 and $1,752 in 2004, 2003 and 2002, respectively.

A contract for the sale of the Company's water utility subsidiary in Eldorado, New Mexico expired in September 2003, accordingly the related assets and liabilities have been reclassified from the prior year presentation as an asset held for sale. See note 12.

(6)      OTHER ASSETS:
         -------------
Other assets consist of:

                                                                April 30,
                                                    ---------------------------------
                                                        2004               2003
                                                    --------------    ---------------
                                                               (Thousands)


Prepaid expenses and other deferred charges, net    $     10,165      $      9,414
Security and other deposits                                  266               103
Other                                                        153               394
                                                    --------------    ---------------
                                                    $     10,584      $      9,911
                                                    ==============    ===============


Amortization related to deferred charges was (in thousands) $778, $990 and $939 in 2004, 2003 and 2002, respectively.

(7)      DEBT FINANCING:
         ---------------
Debt financing consists of:

                                                                April 30,
                                                    ---------------------------------
                                                        2004               2003
                                                    --------------    ---------------
                                                               (Thousands)


Notes payable -
   Line-of-credit borrowings -
     Real estate operations and other               $        200      $      3,143
     Magazine operations                                   8,618            10,562
   Mortgages and other notes payable                       3,825             4,722
                                                    --------------    ---------------
                                                    $     12,643      $     18,427
                                                    ==============    ===============


Maturities of principal on notes outstanding at April 30, 2004 are as follows (in thousands): 2005 - $1,830; 2006 - $10,122; 2007 - $632; 2008 - $12; 2009 -
$12; 2010 and thereafter - $35.

         Line-of-credit and other borrowings
         -----------------------------------

Kable has a line of credit with a bank which allows it to borrow up to $30 million based upon a prescribed percentage of eligible accounts receivable, as defined. At April 30, 2004, borrowing availability was approximately $18.3 million against which $8.6 million was outstanding. This line of credit bears interest at the prime rate (4.0% at April 30, 2004) plus .5%, and is collateralized by substantially all of Kable's assets. The credit arrangement requires the maintenance or achievement of certain financial ratios and contains certain financial restrictions, the most significant of which limit the amount of dividends and other payments that may be made to its parent or other affiliates, as well as capital expenditures and other borrowings. This line of credit matures May 1, 2005. Kable also has other borrowing arrangements to support equipment purchases totaling approximately $3.8 million maturing through 2011 with a weighted average interest rate of 5.4%.

AMREP Southwest has loan agreements with two financial institutions to support real estate development in New Mexico. These agreements have a total maximum loan amount available of approximately $9.4 million subject to a borrowing base determined based upon a prescribed percentage of eligible inventory and accounts receivable. The loans, which mature in fiscal 2005 and 2006 and bear interest at a weighted average of the prime rate minus .4%, are collateralized by certain real estate assets and are subject to certain financial performance and other covenants. At April 30, 2004, the borrowing availability under these agreements was approximately $6.3 million against which $200,000 was outstanding with interest at the prime rate plus .5%. The Chief Executive Officer of AMREP Southwest, who is also a member of the Board of Directors of the Company, serves as a member of the board of directors of one of the lenders.

(8)     BENEFIT PLANS:
        --------------

         Retirement plan
         ---------------

The Company has a retirement plan which, prior to March 1, 2004, covered substantially all full-time employees and provided benefits based upon a percentage of the employee's annual salary. Effective March 1, 2004, accumulated benefits were frozen and future service credits were curtailed. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and assumptions associated with the retirement plan.

Net periodic pension cost (income) for 2004, 2003 and 2002 was comprised of the following components:

                                                                   Year Ended April 30,
                                                  -------------------------------------------------------
                                                       2004                2003                2002
                                                  ---------------    ------------------    --------------
                                                                        (Thousands)


Service cost - benefits earned during the period  $          784     $           568      $          556
Interest cost on projected
   benefit obligation                                      1,762               1,804               1,766
Expected return on assets                                 (1,793)             (2,049)             (2,481)
Amortization of prior service cost                          (293)               (352)               (352)
Recognized net actuarial loss                                741                 189                   -
                                                  ---------------    ------------------    --------------
Pension cost (income) for normal activity                  1,201                 160                (511)
(Gain) on curtailment                                     (1,686)                  -                   -
                                                  ---------------    ------------------    --------------
Total cost (benefit) recognized in pretax income            (485)                160                (511)
Cost (benefit) recognized in pretax other
    comprehensive income                                  (2,368)             10,057                   -
                                                  ---------------    ------------------    --------------
                                                   $      (2,853)    $        10,217       $        (511)
                                                  ===============    ==================    ==============

Assumptions used in determining net periodic pension cost were:

                                                                   Year Ended April 30,
                                                  ---------------------------------------------------------
                                                      2004                 2003                 2002
                                                  ---------------    ------------------    ----------------

Discount rates                                        6.25%                6.25%                7.25%
Rates of increase in compensation
   levels                                             4.5%                 4.5%                 4.5%
Expected long-term rate of return
   on assets                                          8.0%                 8.0%                 9.0%

The following table sets forth changes in the plan's benefit obligations and assets, and summarizes components of amounts recognized in the Company's consolidated balance sheets:

                                                                 April 30,
                                                      -------------------------------
                                                            2004             2003

                                                      -------------    --------------
                                                                (Thousands)
Change in benefit obligations:
    Benefit obligation at beginning of year             $ 29,483          $ 25,833
    Service cost (excluding expense component)               684               447
    Interest cost                                          1,762             1,804
    Actuarial (gain) loss                                   (123)            3,051
    Benefits paid                                         (1,758)           (1,652)
                                                      -------------    --------------
    Benefit obligation at end of year                  $  30,048          $ 29,483
                                                      -------------    --------------

Change in plan assets:
    Fair value of plan assets at beginning of year     $  22,400          $ 26,558
    Actual return on plan assets                           5,299            (2,406)
    Employer contribution                                  1,025                 -
    Benefits paid                                         (1,758)           (1,652)
    Expenses paid                                           (124)             (100)
                                                      -------------    --------------
    Fair value of plan assets at end of year           $  26,842          $ 22,400
                                                      -------------    --------------

Funded status                                          $  (3,206)         $ (7,083)
Unrecognized net actuarial loss                            7,689            12,036
Unrecognized prior service cost                                -            (1,979)
                                                      -------------    --------------
Net amount recognized in the balance sheets            $   4,483          $  2,974
                                                      =============    ==============

Amounts recognized on the balance sheets:
    Accrued pension costs                              $  (3,206)          $(7,083)
    Pre-tax accumulated comprehensive loss                 7,689            10,057
                                                      -------------    --------------
                                                       $   4,483           $ 2,974
                                                      =============    ==============

The average asset allocation for the retirement plan is as follows:
                                                                 April 30,
                                                      -------------------------------
                                                           2004             2003
                                                      -------------    --------------
    Equity securities                                         70%               65%
    Fixed income securities                                   27                33
    Other (principally cash and cash equivalents)              3                 2
                                                      -------------    --------------
    Total                                                    100 %             100 %
                                                      =============    ==============


The Company recorded other comprehensive income (loss) of $1.4 million in 2004 and ($6.0 million) in 2003 to account for the net effect of changes to the unfunded pension liability.

The investment mix between equity securities and fixed income securities is based upon achieving a desired return by balancing higher return, more volatile equity securities and lower return, less volatile fixed income securities. Plan assets are invested in portfolios of diversified public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The plan holds no securities of the Company.

The plan's expected return on assets, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan is invested, as well as current economic and market conditions.

The Company funds the retirement plan according to IRS funding limitations. In 2004, approximately $1.0 million was paid by the Company to the plan. No contributions were required in 2003 and 2002. No contribution is expected to be required in 2005. The amount of future annual benefit payments is expected to be between $1.8 million and $2.1 million in 2005 through 2009, and an aggregate of $11.0 million is expected to be paid in the five year period 2010-2014.

          Savings and Salary Deferral Plan
          --------------------------------
The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which all full-time employees with more than one year of service are eligible to participate and contribute to through salary deductions. The Company may make discretionary matching contributions, subject to the approval of the Board of Directors. As of March 1, 2004, the Company matches 66.67% of eligible employee's defined contributions up to a maximum of 4% of such employees' compensation. Prior to March 1, 2004, the matching contribution was 33.33% of each employee's defined contribution up to a maximum of 2% of compensation. The Company's contribution to the plan amounted to approximately (in thousands) $389, $251 and $230 in 2004, 2003 and 2002, respectively.

         Directors' Stock Plan
         ---------------------
During 2003, the Company adopted the AMREP Corporation 2002 Non-Employee Directors' Stock Plan and reserved 65,000 shares of common stock for issuance to non-employee directors. Under the plan each non-employee director receives 1,250 shares of stock on each March 15 and September 15 as partial payment for services rendered. During 2004, 15,000 shares were issued under this plan (7,500 during 2003), and an expense (in thousands) of $230 was recorded based upon the fair market value of the stock at time of issuance ($66 in 2003).

         Stock option plans
         ------------------
The Company has a Non-Employee Directors Option Plan which has 24,500 shares reserved for issuance at April 30, 2004 and provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant. Under the Company's 1992 Stock Option Plan, 311,750 shares were available for issuance to officers and other key employees at April 30, 2002. This plan expired on June 30, 2002.

 A summary of activity in the Company's stock option plans is as follows:


                                                                   Year Ended April 30,
                                    -----------------------------------------------------------------------
                                            2004                    2003                        2002
                                    --------------------   -----------------------   ----------------------
                                               Weighted                  Weighted                Weighted
                                     Number     Average     Number        Average      Number     Average
                                       of      Exercise       of         Exercise        of      Exercise
                                     Shares      Price      Shares         Price       Shares      Price
                                     ------      -----      ------         -----       ------      -----
Options outstanding at
  beginning of year                    9,000    $ 6.30      13,000        $ 5.92       12,000     $ 6.30

Granted                                3,000     15.19       3,000          8.45        3,000       3.95
Exercised                             (2,500)     6.23      (7,000)         6.53            -
Expired or canceled                        -         -           -             -       (2,000)      5.19
                              -------------------      --------------------     ------------------
Options outstanding at
  end of year                          9,500      9.12       9,000          6.30       13,000       5.92
                              ===================      ====================     ==================

Available for grant at
  end of year                         15,000                18,000                    332,750
                              ===================      ====================     ==================

Options exercisable at
  end of year                          6,500                 6,000                     10,000
                              ===================      ====================     ==================

Range of exercise prices
  for options exercisable
  at end of year
                                 $3.95 to $8.45          $3.95 to $7.75           $3.95 to $7.75
                              ===================      ====================     ==================


Options outstanding at April 30, 2004 are exercisable over a four year period beginning one year from date of grant. The weighted average remaining contractual life of options outstanding at April 30, 2004, 2003 and 2002 was 3.2, 3.1 and 2.5 years, respectively. The weighted average fair value of options granted during the year was $4.82 in 2004, $2.84 in 2003 and $1.36 in 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: expected volatility of 44%, 46%, and 46%; risk-free interest rates of 2.0%, 2.6%,and 3.3%; and expected lives of 3 years.

Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

(9)     INCOME TAXES:
        -------------
The provision (benefit) for income taxes consists of the following:

                                               Year Ended April 30,
                                     -----------------------------------------
                                         2004          2003           2002
                                     -----------   ------------   ------------
                                                   (Thousands)

Current:
   Federal                           $   2,961     $     2,335    $     (76)
   State and local                         350             316         (173)
                                     -----------   ------------   ------------
                                         3,311           2,651         (249)
                                     -----------   ------------   ------------
Deferred:
   Federal                               3,011             793        2,317
   State and local                         531             140          397
                                     -----------   ------------   ------------
                                         3,542             933        2,714
                                     -----------   ------------   ------------
Total provision for income taxes     $   6,853     $     3,584    $   2,465
                                     ===========   ============   ============

The components of the net deferred income tax liability are as follows:

                                                            April 30,
                                                -------------------------------------
                                                       2004                 2003
                                                ---------------      ----------------
                                                             (Thousands)

Deferred income tax assets-
    State tax loss carryforwards                 $      5,009         $      4,721
    Accrued pension costs                               1,282                2,833
    Real estate inventory valuation                       566                  566
    Other                                               1,573                1,525
                                                ---------------      ----------------
     Total deferred income tax assets                   8,430                9,645
                                                ---------------      ----------------
Deferred income tax liabilities-
     Real estate basis differences                     (2,149)              (1,194)
     Reserve for periodicals and paperbacks            (1,177)                (898)
     Depreciable assets                                (3,270)              (3,009)
     Capitalized costs for financial reporting
       purposes, expensed for tax                      (2,968)              (1,447)
                                                ---------------      ----------------
     Total deferred income tax liabilities             (9,564)              (6,548)
                                                ---------------      ----------------

     Valuation allowance for realization of
       state tax loss carry forwards                   (4,862)              (4,603)
                                                ---------------      ----------------
  Net deferred income tax liability              $     (5,996)        $     (1,506)
                                                ===============      ================


The following table reconciles taxes computed at the U.S. federal statutory income tax rate to the Company's actual tax provision (benefit):

                                                      Year Ended April 30,
                                              ----------------------------------
                                                 2004        2003        2002
                                              ----------  ----------  ----------
                                                          (Thousands)
Computed tax provision at
  statutory rate                              $   6,300   $   3,351   $   2,095
Increase (reduction) in tax resulting from:
  State income taxes, net of federal
    income tax effect                               741         394         308
  Other, primarily permanent differences           (188)       (161)         62
                                              ----------  ----------  ----------
Actual tax provision                          $   6,853   $   3,584   $   2,465
                                              ==========  ==========  ==========

 (10)     SHAREHOLDERS' EQUITY:
          ---------------------
The Company recorded other comprehensive income (loss) of $1.4 million and ($6.0) million 2004 and 2003, respectively, to account for the net effect of the unfunded minimum pension liability (see note 8).

In connection with the 2002 Non-Employee Directors' Stock Plan, 15,000 shares of common stock were issued from treasury stock during 2004 and 7,500 during 2003 to members of the Board of Directors as partial compensation for services. As a result, there were 803,592 and 818,592 shares held in the treasury at April 30, 2004 and 2003, respectively.

(11)     COMMITMENTS AND CONTINGENCIES:
         -----------------------------
         Land sale contracts
         -------------------
The Company has entered into several conditional sales contracts for the sale of approximately 810 lots in Rio Rancho, New Mexico which would close at varying times throughout fiscal 2005 and 2006; however, since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts.

         Non-cancelable leases
         ---------------------
The Company is obligated under long-term non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2004, 2003 and 2002 was approximately (in thousands) $12,075, $4,378 and $3,750 respectively.

The total minimum rental commitments for years subsequent to April 30, 2004 of $16,399 are due as follows (in thousands): 2005 - $7,664; 2006 - $6,573; 2007 -
$1,864; 2008 - $243; 2009 - $55; thereafter-none.

         Lot exchanges
         -------------
In connection with certain individual homesite sales made prior to 1977 at Rio Rancho, New Mexico, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by such utilities for the lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to the exchange of lots.

(12)     LITIGATION:
         ----------
Kable is a defendant in a lawsuit in which the plaintiff is a former wholesaler no longer in business who alleges that the Company and other national magazine distributors and wholesalers engaged in violations of the Robinson-Patman act (which generally prohibits discriminatory pricing) that caused it to go out of business. The plaintiff is seeking damages from Kable of approximately $15.2 million; any damages awarded would be trebled. Kable is vigorously defending itself, but the outcome of this matter is unknown. Pretrial discovery has been completed, and it is unlikely that a trial will commence prior to calendar 2005.

During the fourth quarter of 2004, the Eldorado Water & Sanitation District (the "District") filed a Petition for Condemnation and Immediate Possession of the assets of the Company's water utility subsidiary ( the "Utility") for the purpose of assuming control of the Utility. The District submitted an appraisal of approximately $6.2 million to support the price it intended to pay for the assets, which amount is in excess of the Company's carrying value of the assets. The Company is contesting the accuracy of this appraisal, and has submitted a different appraisal which is higher than that of the District. A trial date in September, 2004 has been set to hear various objections of the Company to the condemnation process and, among other issues, to establish the valuation of the Utility. Pending the outcome of the trial, the Company will continue to own and operate the Utility.

The Company and its subsidiaries are involved in various other claims and legal actions incident to their operations, which in the opinion of management, based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS:
         ------------------------------------
The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates changes. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables was $4.2 million and $3.6 million versus carrying amounts of $4.1 million and $3.5 million at April 30, 2004 and April 30, 2003, respectively. The estimated fair value of the Company's long-term, fixed-rate notes payable was $3.9 million versus a carrying amount of $3.8 million as of April 30, 2004 and $5.1 million versus $4.7 million as of April 30, 2003.

(14)     INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS:
         ------------------
The Company has identified three segments in which it currently operates under the definition established by SFAS No. 131. The Company's magazine operations subsidiary has two identified segments, Newsstand Distribution Services and Fulfillment Services operations. Newsstand Distribution Services operations involve the national and international distribution and sale of periodicals and paperbacks to wholesalers, and Fulfillment Services operations involve the performance of subscription and product fulfillment and other related activities on behalf of various publishers and other clients. The Company's real estate subsidiary is active in Land Sales activities, which involve the obtaining of approvals and development of large tracts of land for sale to homebuilders, commercial users and others. In prior years, the real estate subsidiary was also active in Homebuilding, which involved the construction and sale of single-family homes and other projects; however, the Company has exited this segment as part of a restructuring of its real estate operations. Corporate and other miscellaneous revenues and expenses not identifiable with a specific segment are grouped together in this presentation. Certain expenses are allocated among industry segments based upon management's estimate of each segment's absorption. In addition, corporate management fees were charged to business segments beginning in 2003.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry segment, which also is based upon certain estimates and allocations among segments.

The following schedules set forth summarized data relative to the industry segments (amounts in thousands):

                                         Newsstand
                                       Distribution    Fulfillment       Land           Home       Corporate
                                         Services       Services         Sales        Building     and Other   Consolidated
                                       ------------    -----------   ------------   -----------   ----------   ------------
Year ended April 30, 2004:
   Revenues                            $   12,162      $  87,629     $   28,896     $       -     $  2,420     $   131,107
   Expenses                                11,036         80,786         16,590             -        3,221         111,633
   Management fee                             141            592            770             -       (1,503)              -
   Interest expense, net                       30            615              -             -          299             944
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income contribution          $      955      $   5,636     $   11,536     $       -     $    403     $    18,530
                                       ============    ===========   ============   ===========   ==========   ============

   Depreciation and amortization       $      459      $   4,087     $       88     $       -     $    381     $     5,015
   Identifiable assets                 $   33,917      $  38,983     $   73,217     $       -     $ 19,857     $   165,974
   Intangible assets                   $    3,893      $   1,298     $        -     $       -     $      -     $     5,191
   Capital expenditures                $      218      $   3,069     $      266     $       -     $    115     $     3,668

---------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 2003:
   Revenues                            $   14,832      $  39,226     $   17,087     $       -     $  2,646     $    73,791
   Expenses                                12,147         37,342         10,430             -        3,433          63,352
   Management fee                             182            518            700             -       (1,400)              -
   Interest expense, net                      190            162              -             -          230             582
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income contribution          $    2,313      $   1,204     $    5,957     $       -     $    383     $     9,857
                                       ============    ===========   ============   ===========   ==========   ============
   Depreciation and amortization       $      763      $   1,848     $       89     $       -     $    371     $     3,071
   Identifiable assets                 $   31,962      $  34,970     $   67,969     $       -     $ 19,458     $   154,359
   Intangible assets                   $    3,893      $   1,298     $        -     $       -     $      -     $     5,191
   Capital expenditures                $       66      $   1,263     $        -     $       -     $    587     $     1,916

----------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 2002:
   Revenues                            $   15,253      $  33,995     $   31,321     $     683     $  2,153     $    83,405
   Expenses                                13,065         32,492         26,164           950        3,306          75,977
   Interest expense, net                      933            158             27             -          147           1,265
                                       ------------    -----------   ------------   -----------   ----------   ------------
   Pretax income (loss)
     contribution                      $    1,255      $   1,345     $    5,130     $    (267)    $ (1,300)    $     6,163
                                       ============    ===========   ============   ===========   ==========   ============
   Depreciation and amortization       $      890      $   1,296     $       94     $       -     $    411     $     2,691
   Identifiable assets                 $   30,489      $  18,264     $   75,787     $     448     $ 19,653     $   144,641
   Intangible assets                   $    3,893      $   1,298     $        -     $       -     $      -     $     5,191
   Capital expenditures                $      133      $   2,629     $        -     $       -     $    137     $     2,899
----------------------------------------------------------------------------------------------------------------------------

(15)     SELECTED QUARTERLY FINANCIAL DATA  (Unaudited):
         ----------------------------------------------

                                             (In thousands of dollars, except per share amounts)
                                                                  Quarter Ended
                                         ----------------------------------------------------------------
                                            July 31,       October 31,      January 31,      April 30,
Year Ended April 30, 2004:                    2003            2003             2004             2004
                                         --------------   --------------  ---------------  --------------

Revenues                                 $      33,617    $      32,702   $      33,360    $      31,428

Gross Profit                                     9,663            7,845           6,999            7,585

Net Income                               $       3,531    $       2,716   $       3,383    $       2,047
                                         ==============   ==============  ===============  ==============
Earnings Per Share -
    Basic and Diluted                    $        0.54    $        0.41   $        0.51    $        0.31
                                         ==============   ==============  ===============  ==============


                                            July 31,       October 31,      January 31,      April 30,
Year Ended April 30, 2003:                    2002            2002             2003             2003
                                         --------------   --------------  ---------------  --------------

Revenues                                 $      16,010    $      16,336   $      20,858    $      20,587

Gross Profit                                     4,034            4,823           7,454            5,040

Net Income                               $         795    $       1,249   $       2,677    $       1,552
                                         ==============   ==============  ==============   ==============
Earnings Per Share -
  Basic and Diluted (a)                  $        0.12    $        0.19   $        0.41    $        0.24
                                         ==============   ==============  ==============   ==============


(a) The sum of the quarters does not equal the full year earnings per share due to rounding.


Item 9.             Changes in and Disagreements with Accountants on Accounting
-------             -----------------------------------------------------------
                    and Financial Disclosure
                    ------------------------
None

Item 9A.            Controls and Procedures
--------            -----------------------

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certifications accompany this annual report, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and other executive officers have concluded that such disclosure controls and procedures are effective, in all material respects, to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there was no significant change to the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III
                                    --------

Item 10.            Directors and Executive Officers of the Registrant
--------            --------------------------------------------------

The information set forth under the headings "Election of Directors", "The Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "2004 Proxy Statement") is incorporated herein by reference. In addition, information concerning the Company's executive officers is included in Part I above under the caption "Executive Officers of the Registrant".

Item 11.           Executive Compensation
--------           ----------------------

The information set forth under the headings "Executive Compensation" and "The Board of Directors and its Committees" in the 2004 Proxy Statement is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------
                  and Related Stockholder Matters
                  -------------------------------

The information set forth under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and under the subheading "Equity Compensation Plan Information" in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

The information set forth under the heading "Compensation Committee Interlocks and Insider Participation" in the 2004 Proxy Statement is incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services
--------          --------------------------------------

The information set forth under the subheadings "Audit Fees" and "Pre-Approval Policies and Procedures" in the 2004 Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------        ----------------------------------------------------------------

(a)  1. Financial Statements.  The following  consolidated  financial statements
        ---------------------
     and supplementary financial information are filed as part of this report:

                  AMREP Corporation and Subsidiaries:

     o Report of Independent Registered Public Accounting Firm dated June 9, 2004 - McGladrey and Pullen, LLP

     o    Consolidated Balance Sheets - April 30, 2004 and 2003

     o    Consolidated  Statements of Income for the Three Years Ended April 30,
          2004

     o Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2004

     o Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2004

     o    Notes to Consolidated Financial Statements

     2.   Financial  Statement  Schedules.  The  following  financial  statemen
          --------------------------------
          schedule is filed as part of this report:

     AMREP Corporation and Subsidiaries:

     o    Schedule II - Valuation and Qualifying Accounts

     Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits.
          ---------

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

(b)  Reports on Form 8-K.  During the quarter  ended April 30, 2004,  Registrant
     --------------------
     furnished a current report on Form 8-K on February 27, 2004 under Item 12, "Results of Operations and Financial Condition", reporting third quarter 2004 financial results.

(c)  Exhibits. See (a)3 above.
     ---------

(d)  Financial Statement Schedules. See (a)2 above.
     ------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      AMREP CORPORATION
                                                       (Registrant)

Dated:  July 23, 2004                                 By /s/Peter M. Pizza
                                                         -----------------
                                                       Peter M. Pizza
                                                       Vice President and Chief
                                                       Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/Peter M. Pizza                                     /s/Nicholas G. Karabots
-----------------                                     -----------------------
  Peter M. Pizza                                       Nicholas G. Karabots
  Vice President and Chief Financial Officer           Director
  Principal Financial Officer                          Dated:  July 23, 2004
  and Principal Accounting Officer*
  Dated:  July 23, 2004

/s/Jerome Belson                                      /s/Albert V.  Russo
----------------                                      -------------------
  Jerome Belson                                        Albert V. Russo
  Director                                             Director
  Dated:  July 23, 2004                                Dated:  July 23, 2004

/s/Edward B. Cloues II                                /s/Samuel N. Seidman
----------------------                                --------------------
  Edward B. Cloues II                                  Samuel N. Seidman
  Director                                             Director
  Dated:  July 23, 2004                                Dated:  July 23, 2004

/s/Lonnie A. Coombs                                   /s/James Wall
-------------------                                   -------------
  Lonnie A. Coombs                                     James Wall
  Director                                             Director*
  Dated:  July 23, 2004                                Dated:  July 23, 2004

                                                      /s/Michael P. Duloc
                                                      -------------------
                                                       Michael P. Duloc
                                                       President, Kable News
                                                        Company, Inc.*
                                                       Dated:  July 23, 2004


-----------------
*The Registrant is a holding company which does substantially all of its business through two wholly-owned subsidiaries (and their subsidiaries). Those wholly-owned subsidiaries are AMREP Southwest Inc. ("ASW") and Kable News Company, Inc. ("Kable"). Mr. Wall is the principal executive officer of ASW, and Mr. Duloc is the principal executive officer of Kable. The Registrant has no chief executive officer and its only executive officers are James Wall, Senior Vice President, Peter M. Pizza, Vice President and Chief Financial Officer, and Michael P. Duloc, who may be deemed an executive officer by reason of his position with Kable.



                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                   (Thousands)

                                                      Additions
                                            -----------------------------
                                               Charges       Charged
                               Balance at    (Credits) to  (Credited) to
                               Beginning      Costs and        Other                         Balance at End
Description                    of Period      Expenses       Accounts         Deductions       of Period
-----------                   -----------   -------------  --------------   --------------   --------------
FOR THE YEAR ENDED
APRIL 30, 2004:
 Allowance for doubtful
  accounts (included in
  receivables - real estate
  operations on the
  consolidated balance sheet) $      280    $         7    $          -     $       95       $        192
                              -----------   -------------  --------------   --------------   --------------

 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the consolidated
  balance sheet)              $   65,811    $   (10,015)   $          -     $      176       $     55,620
                              -----------   -------------  --------------   --------------   --------------
FOR THE YEAR ENDED
APRIL 30, 2003:
 Allowance for doubtful
  accounts (included in
  receivables - real estate
  operations on the
  consolidated balance sheet) $      253    $        97    $          -     $       70       $        280
                              -----------   -------------  --------------   --------------   --------------

 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the consolidated
  balance sheet)              $    57,911   $     8,030    $          -     $       130      $     65,811
                              -----------   -------------  --------------   --------------   --------------

FOR THE YEAR ENDED
APRIL 30, 2002:
 Allowance for doubtful
 accounts (included in
 receivables - real estate
 operations on the
 consolidated balance sheet)   $     173    $       137    $          -      $      57       $        253
                              -----------   -------------  --------------   --------------   --------------
 Allowance for estimated
  returns and doubtful accounts
  (included in receivables -
  magazine circulation
  operations on the
  consolidated balance sheet)  $  50,413    $     8,098    $          -      $     600       $     57,911
                              -----------   -------------  --------------   --------------   --------------

                                  EXHIBIT INDEX
                                  -------------
3 (a) (i) Articles of Incorporation, as amended - Incorporated by reference to
          Exhibit (3)(a) (i) to Registrant's annual report on Form 10-K for the fiscal year ended April 30, 1998.

3 (a)(ii) Certificate of Merger -  Incorporated  by reference to Exhibit (3)(a)
          (ii) to Registrant's annual report on Form 10-K for the fiscal year ended April 30, 1998.

3 (b)     By-Laws as restated July 13, 2004 - Filed herewith.

4 (a) Loan Agreement dated as of April 4, 2002 between U.S. Bank National Association and Kable News Company, Inc., Kable Fulfillment Services of Ohio, Inc. and Kable Distribution Services, Inc. - Incorporated by reference to Exhibit 4 (a) to Registrant's current report on Form 8-K filed April 11, 2002.

4 (b) Amendment to Loan Agreement dated as of March 31, 2003 among Kable News Company, Inc., Kable Fulfillment Services of Ohio, Inc., Kable Distribution Services, Inc. and Kable Fulfillment Services, Inc. and
          U. S. Bank National Association - Incorporated by reference to Exhibit
          10.2 to Registrant's current report on Form 8-K filed April 24, 2003.

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

21 Subsidiaries of Registrant - Incorporated by reference to Exhibit 21 to Registrant's annual report on Form 10-K for the fiscal year ended April 30, 2003.

23        Consent of McGladrey & Pullen, LLP - Filed herewith.

31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934 - Filed herewith.

31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934 - Filed herewith

31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934 - Filed herewith.

32 Certification required by Rule 13a - 14 (b) under the Securities Exchange Act of 1934 - Filed herewith.


----------------------------------------
* Management contract or compensatory plan or arrangement in which directors or officers participate.