Form 10-Q
period 2004-07-31
AMREP CORP
filed 2004-09-14
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               July 31, 2004
                               -------------------------------------------------


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

Number of Shares of Common Stock, par value $.10 per share, outstanding at July 31, 2004 - 6,611,112.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
           July 31, 2004 and April 30, 2004                                 1

         Consolidated Statements of Operations and
         Retained Earnings (Unaudited)
           Three Months Ended July 31, 2004 and 2003                        2

         Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended July 31, 2004 and 2003                        3

         Notes to Consolidated Financial Statements                         4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       5 - 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk          8

Item 4. Controls and Procedures                                           8 - 9

PART II.  OTHER INFORMATION

Item 6. Exhibits                                                            9

SIGNATURE                                                                   10

EXHIBIT INDEX                                                               11

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statement
-------  -------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                            July 31,               April 30,
                                              2004                   2004
                                       ------------------     ------------------

ASSETS
------
Cash and cash equivalents               $    25,355             $   26,805

Receivables, net:
   Magazine operations                       48,498                 42,768
   Real estate operations                     6,998                  6,297
                                       ------------------     ------------------
                                             55,496                 49,065

Real estate inventory                        56,206                 58,221
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $22,039 at July 31, 2004
   and $21,009 at April 30, 2004             21,471                 21,299

Other assets                                 10,922                 10,584
Goodwill                                      5,191                  5,191
                                       ------------------     ------------------
   TOTAL ASSETS                          $  174,641              $ 171,165
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses    $   41,266              $  41,931

Dividend payable                              2,645                      -

Notes payable:
   Amounts due within one year                9,998                  1,830
   Amounts subsequently due                   1,787                 10,813
                                       ------------------     ------------------
                                             11,785                 12,643

Taxes payable                                 2,007                  1,867
Deferred income taxes                         6,794                  5,996
Accrued pension cost                          3,206                  3,206
                                       ------------------     ------------------
   TOTAL LIABILITIES                         67,703                 65,643
                                       ------------------     ------------------

Shareholders' equity:
   Common stock, $.10 par value;
     shares authorized - 20,000,000;
     7,414,704 shares issued at July 31,
     2004 and 7,409,204 at April 30, 2004       741                    741
   Capital contributed in excess of
     par value                               45,168                 45,133
   Retained earnings                         71,196                 69,815
   Accumulated other comprehensive loss     ( 4,614)               ( 4,614)
   Treasury stock, at cost;
     803,592 shares at July 31, 2004
     and at April 30, 2004                  ( 5,553)               ( 5,553)
                                       ------------------     ------------------
   TOTAL SHAREHOLDERS' EQUITY               106,938                105,522
                                       ------------------     ------------------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                $  174,641              $ 171,165
                                       ==================     ==================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2004 and 2003
                      (Thousands, except per share amounts)

                                              2004                     2003
                                     ------------------      -------------------
REVENUES
--------
Magazine operations                      $   23,650              $  25,993

Real estate operations                        9,682                  6,394

Interest and other operations                   901                  1,230
                                     ------------------      -------------------
                                             34,233                 33,617
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------
Magazine operating expenses                  18,917                 20,734

Real estate cost of sales                     4,478                  2,613

Real estate commissions and selling             649                    202

Other operations                                735                    607

General and administrative:
   Magazine operations                        2,066                  2,584
   Real estate operations and corporate         854                    998

Interest expense, net                           144                    273
                                     ------------------      -------------------
                                             27,843                 28,011
                                     ------------------      -------------------
         Income before income taxes           6,390                  5,606

PROVISION FOR INCOME TAXES                    2,364                  2,075
                                     ------------------      -------------------
NET INCOME                                    4,026                  3,531
RETAINED EARNINGS, beginning of period       69,815                 59,786
DIVIDEND PAYABLE ($0.40 per share)          ( 2,645)               ( 1,648)
                                     ------------------      -------------------
RETAINED EARNINGS, end of period         $   71,196              $  61,669
                                     ==================      ===================

NET INCOME PER SHARE - BASIC AND DILUTED $     0.61              $    0.54
                                     ==================      ===================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            6,606                  6,589
                                     ==================      ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 2004 and 2003
                                   (Thousands)

                                              2004                    2003
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                            $    4,026              $   3,531
                                      -----------------       ------------------
   Adjustments to reconcile net income
   to net cash provided (used)
   by operating activities -
    Depreciation and amortization             1,221                  1,276
    Non-cash credits and charges:
      Pension expense accrual                    54                    208
      Bad debt reserve                      (    92)                    39
    Changes in assets and liabilities -
      Receivables                           ( 6,339)               (11,837)
      Real estate inventory                   2,015                    642
      Other assets                          (   529)               (   141)
      Accounts payable and
        accrued expenses                    (   719)                 2,187
      Taxes payable                             140                  2,119
      Deferred income taxes                     798                      -
                                      -----------------       ------------------
        Total adjustments                   ( 3,451)               ( 5,507)
                                      -----------------       ------------------
        Net cash provided (used)
         by operating activities                575                ( 1,976)
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                     ( 1,202)               ( 1,704)
                                      -----------------       ------------------
        Net cash used
          by investing activities           ( 1,202)               ( 1,704)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                 181                 13,412
   Principal debt payments                  ( 1,039)               ( 8,506)
   Proceeds from exercise of stock options       35                     14
                                      -----------------       ------------------
        Net cash provided (used)
          by financing activities           (   823)                 4,920
                                      -----------------       ------------------
   Increase (decrease)
     in cash and cash equivalents           ( 1,450)                 1,240

CASH AND CASH EQUIVALENTS,
   beginning of period                       26,805                 16,443
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS,
   end of period                         $   25,355              $  17,683
                                      =================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid -
     net of amounts capitalized          $      118              $     138
                                      =================       ==================

   Income taxes paid (refunds) -
     net of refunds                      $    1,426              $ (    44)
                                      =================       ==================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2004 and 2003

(1)  Basis of Presentation
     ---------------------
The accompanying unaudited consolidated financial statements included herein have been prepared by AMREP Corporation (the "Registrant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily a good indication of what may occur in future periods.

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2004 which was previously filed with the Securities and Exchange Commission.

(2)  Information About the Company' s Operations in Different Industry Segments
     --------------------------------------------------------------------------
The following tables set forth summarized data relative to the industry segments in which the Company operates for the three month periods ended July 31, 2004 and 2003. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the Land Operations and Corporate and Other segments, depending upon the nature of the business activity.


THREE MONTHS                             Land                                     Corporate
                                      Operations    Distribution    Fulfillment   and Other    Consolidated
                                      ----------    ------------    -----------   ---------    ------------
July 2004 (Thousands):
   Revenues                            $ 9,832       $ 3,181       $  20,469     $      751      $ 34,233
   Operating and SG&A expenses           5,697         2,642          18,341          1,019        27,699
   Management fee                          225            29             196        (   450)            -
   Interest expense, net                     -        (    4)            127             21           144
                                       ---------     ---------     ---------     ----------      ---------

   Pretax income contribution          $ 3,910       $   514       $   1,805     $      161      $  6,390
                                       =========     =========     =========     ==========      =========

   Identifiable assets                 $75,031       $32,883       $  40,430     $   21,106      $169,450

   Intangible assets                   $     -       $ 3,893       $   1,298     $        -         5,191
----------------------------------------------------------------------------------------------------------

July 2003 (Thousands):
   Revenues                            $ 6,887       $ 3,249       $  22,744     $      737      $ 33,617
   Operating and SG&A expenses           3,447         2,858          20,460            973        27,738
   Management fee                          193            48             135         (  376)            -
   Interest expense, net                     -             5             213             55           273
                                       ---------     ---------     ---------     ----------     ----------

   Pretax income contribution          $ 3,247       $   338       $   1,936     $       85      $  5,606
                                       =========     =========     =========     ==========     ==========

   Identifiable assets                 $71,438       $41,388       $  34,925     $   19,425      $167,176

   Intangible assets                   $     -       $ 3,893       $   1,298     $        -      $  5,191
----------------------------------------------------------------------------------------------------------


                       AMREP CORPORATION AND SUBSIDIARIES


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------
INTRODUCTION
------------
The Company is primarily engaged in three business segments: the Real Estate business operated by AMREP Southwest Inc. and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable News Company, Inc. ("Kable"). The Company operates principally in North America, and its foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 2 to the first three months or first quarter of 2005 or 2004 mean the fiscal quarters ended July 31, 2004 or 2003, as the case may be.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2004 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended April 30, 2004 (the "2004 Form 10-K"). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2004 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in the 2004 Form 10-K. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board
(FASB) is included in the notes to the 2004 consolidated financial statements. The Company did not adopt an accounting policy in the first quarter of 2005 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS
---------------------
Three Months ended July 31, 2004 Compared to Three Months ended July 31, 2003

For the first quarter of 2005, net income was $4,026,000, or $0.61 per share, compared to net income of $3,531,000, or $0.54 per share, in the same period of

2004. Revenues were $34,233,000 in the current year's first quarter versus $33,617,000 in the same period last year.

Revenues from the Company's Kable News Company subsidiary were $23,650,000 for the first quarter of the current fiscal year compared to $25,993,000 in the same period last year. Revenues from Kable's Fulfillment Services business were $20,469,000 in the first quarter of 2005 compared to $22,744,000 in the first quarter of 2004, while revenues from the Newsstand Distribution Services business were $3,181,000 versus $3,249,000 in the first quarter last year. The decrease in Fulfillment Services' revenues was principally the result of customer losses in fiscal 2004 at Kable's Colorado fulfillment business which had been identified and known prior to Kable's acquisition of that business in April 2003. Operating expenses for Fulfillment Services decreased from $18,676,000 in 2004 to $17,023,000 in 2005 due in part to the revenue decrease as well as a reduction in certain third party computer processing services, and were approximately 82% of revenues in the prior year's first quarter compared to 83% in the current year period. Operating costs for Newsstand Distribution Services also decreased, declining from $2,058,000 in the first three months of 2004 to $1,894,000 in the same period of 2005, principally due to decreased selling expenses, and represented approximately 63% and 60% of related revenues in the first quarters of 2004 and 2005, respectively.

Revenues from land sales at the Company's AMREP Southwest subsidiary increased from $6,394,000 in the first quarter of 2004 to $9,682,000 in the first quarter of 2005, principally as a result of the settlement of a condemnation proceeding involving a parcel of land in Florida. An increase in residential lot sales in the Company's principal market of Rio Rancho, New Mexico was partially offset by a decrease in commercial property sales in that market. The first quarter gross profit percentage on land sales decreased from 59% in the first quarter of 2004 to 54% in the first quarter of 2005 due to the change in the mix of residential versus commercial lots sold, as the sales in 2005 consisted of a greater proportion of residential lots which generally have a lower gross profit margin than commercial lots. As previously reported, revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses increased to $649,000 in the first quarter of 2005 from $202,000 in the same period last year due to the increased land sales and the legal expenses associated with the condemnation of the property in Florida referred to above. As a result, such expenses increased to 6.7% of related revenues in the first quarter of 2005 versus 3.2% in the same period last year. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses decreased from $998,000 in the first quarter of 2004 to $854,000 in the same period of 2005, principally due to decreased pension and consulting costs. General and administrative costs of magazine operations decreased from $2,584,000 in the first quarter of 2004 to $2,066,000 in the same period of the current year, and also decreased as a percentage of related revenues from 9.9% in 2004 to 8.7% in 2005, principally due to decreased pension and other benefit expenses. Interest expense decreased from $273,000 in the first quarter of 2004 to $144,000 in the first quarter of 2005, primarily as a result of reduced debt levels in both the real estate and magazine operations in the current year.

Revenues associated with interest and other operations decreased from $1,230,000 in the first quarter last year to $901,000 in the same period of 2005, principally because the prior year included a recovery of $323,000 of past due interest on a delinquent mortgage. Costs of other operations increased from $607,000 in the first quarter of 2004 to $735,000 in the same period this year because of legal costs associated with condemnation proceedings involving the Company's utility subsidiary in New Mexico. Pending the outcome of those proceedings, the Company will continue to own and operate that subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------
Kable has a line of credit with a bank which allows the company to borrow up to $30,000,000 based upon a prescribed percentage of eligible accounts receivable, as defined. At July 31, 2004, borrowing availability was approximately $28,474,000, against which $8,368,000 was outstanding. This line of credit bears interest at the bank's prime rate (4.25% at July 31, 2004) plus .5%, and is collateralized by substantially all of Kable's assets. This agreement matures on May 1, 2005, and Kable has initiated discussions with the current lender as well as with other potential lenders to obtain financing beyond this date. Kable also has other borrowing arrangements to finance capital expenditures which allow borrowings totaling approximately $5,279,000, against which $3,331,000 was outstanding at July 31, 2004 at a weighted average interest rate of 5.3%.

AMREP Southwest has loan agreements with two financial institutions with a maximum borrowing capacity of $6,553,000 to support its operations in New Mexico. Loans under these facilities bear interest at the prime rate (4.25% at July 31, 2004) less .5%, are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At July 31, 2004, the borrowing availability under these agreements was $4,766,000, and no amounts were outstanding. These agreements expire during fiscal 2005 and 2006.

On July 13, 2004, the Company's Board of Directors declared a special dividend of $0.40 per share payable on August 18, 2004 to shareholders of record on July 27, 2004. This dividend was paid on August 18, 2004. The Board indicated that it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.

Cash Flows From Operating Activities
------------------------------------
Real estate inventory was $56,206,000 at July 31, 2004 compared to $58,221,000 at April 30, 2004. This decline reflected the disposition through the settlement of the condemnation proceeding of a parcel of land in Florida discussed above, as well as the New Mexico cost of land sales being in excess of capitalized expenditures incurred during the first quarter of 2005. As a result of the condemnation, the Company has no remaining land in Florida. As of July 31, 2004, the Company owned two properties in Colorado with a book value of approximately $6,055,000, and substantially all other inventory is located in Rio Rancho, New Mexico. Kable's receivables increased from $42,768,000 at April 30, 2004 to $48,498,000 at July 31, 2004, principally as the result of the timing of period-ending billings and collections.

Future Payments Under Contractual Obligations
---------------------------------------------
The Company is obligated to make future payments under various contracts such as debt agreements and lease agreements, and it is subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management's Discussion and Analysis in the Company's 2004 Annual Report on Form 10-K. Refer to notes 7, 11 and 12 to the consolidated financial statements in the 2004 Form 10-K for additional information on long-term debt and commitments and contingencies.

Statement of Forward-Looking Information
----------------------------------------
Certain information included herein and in other Company statements, reports and filings with the Securities and Exchange Commission is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to
Item 7 of the Company's 2004 Form 10-K for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------
The Company has several credit facilities or loans that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At July 31, 2004, approximately $8,368,000 of the Company's total debt of $11,785,000 was subject to variable interest rates. Refer to Item 7(A) of the Company's 2004 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures
-------  -----------------------
Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out by the Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certificates accompany this quarterly report. Based on that evaluation, the chief financial officer and the other executive officers concluded that such disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of internal controls, there were no significant changes in internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.




                           PART II. OTHER INFORMATION

Item 6.  Exhibits
-------  --------

        Exhibits
        --------

     31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                AMREP CORPORATION
                                                  (Registrant)





Dated:    September 14, 2004           By:      /s/ Peter M. Pizza
                                                ------------------
                                                Peter M. Pizza
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                       AMREP CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------


Exhibit
  No.                       Description
-------        -----------------------------------------
31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.