Form 10-Q
period 2004-10-31
AMREP CORP
filed 2004-12-08
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 2004
                               -------------------------------------------------
                                       OR

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

                              Yes   X                    No
                                 -------                   ------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes                        No   X
                                 ------                    ------
Number of Shares of Common Stock, par value $.10 per share, outstanding at October 31, 2004 - 6,618,112.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       ---------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
           October 31, 2004 and April 30, 2004                            1

         Consolidated Statements of Operations and Retained Earnings
           (Unaudited) Three Months Ended October 31, 2004 and 2003       2

         Consolidated Statements of Operations and Retained Earnings
           (Unaudited) Six Months Ended October 31, 2004 and 2003         3

         Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended October 31, 2004 and 2003                     4

         Notes to Consolidated Financial Statements                     5 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    7 - 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10

Item 4.  Controls and Procedures                                       10 - 11

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 6.  Exhibits                                                         12

SIGNATURE                                                                 13

EXHIBIT INDEX                                                             14

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                             October 31,             April 30,
                                                 2004                   2004
                                       ------------------     ------------------

ASSETS
------
Cash and cash equivalents                   $  28,899              $  26,805
Receivables, net:
   Magazine operations                         51,676                 42,768
   Real estate operations                       7,363                  6,297
                                       ------------------     ------------------
                                               59,039                 49,065

Real estate inventory                          56,368                 58,221
Property, plant and equipment, at cost,
   net of accumulated depreciation and
   amortization of $23,063 at October 31,
   2004 and $21,009 at April 30, 2004          21,048                 21,299

Other assets                                   10,926                 10,584
Goodwill                                        5,191                  5,191
                                       ------------------     ------------------
   TOTAL ASSETS                             $ 181,471              $ 171,165
                                       ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses       $  42,858              $  41,931

Notes payable:
   Amounts due within one year                 14,282                  1,830
   Amounts subsequently due                     2,432                 10,813
                                       ------------------     ------------------
                                               16,714                 12,643

Taxes payable                                     561                  1,867
Deferred income taxes                           6,864                  5,996
Accrued pension cost                            3,206                  3,206
                                       ------------------     ------------------
   TOTAL LIABILITIES                           70,203                 65,643
                                       ------------------     ------------------

Shareholders' equity:
   Common stock, $.10 par value;
    shares authorized - 20,000,000; 7,414,704
    shares issued at October 31, 2004 and
    7,409,204 at April 30, 2004                   741                    741
   Capital contributed in excess of par value  45,252                 45,133
   Retained earnings                           75,391                 69,815
   Accumulated other comprehensive loss       ( 4,614)              (  4,614)
   Treasury stock, at cost; 796,092 shares
    at October 31, 2004 and 803,592
    at April 30, 2004                         ( 5,502)              (  5,553)
                                       ------------------     ------------------
   TOTAL SHAREHOLDERS'                        111,268                105,522
                                       ------------------     ------------------

   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                  $ 181,471              $ 171,165
                                       ==================     ==================

                  See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2004 and 2003
                      (Thousands, except per share amounts)

                                                  2004                   2003
                                     ------------------      -------------------
REVENUES
--------

Magazine operations                         $  25,099              $  25,200

Real estate operations - land sales             7,804                  6,744

Interest and other operations                     840                    758
                                     ------------------      -------------------
                                               33,743                 32,702
                                     ------------------      -------------------

COSTS AND EXPENSES
------------------

Magazine operating expenses                    20,333                 20,905

Real estate cost of sales                       2,847                  3,385

Real estate commissions and selling               389                    277

Other operations                                1,377                    567

General and administrative:
   Magazine operations                          1,848                  2,167
   Real estate operations and corporate           890                    823

Interest expense, net                             176                    267
                                     ------------------      -------------------
                                               27,860                 28,391
                                     ------------------      -------------------
         Income before income taxes             5,883                  4,311

PROVISION  FOR  INCOME TAXES                    1,688                  1,595
                                     ------------------      -------------------
NET INCOME                                      4,195                  2,716

RETAINED EARNINGS, beginning of period         71,196                 61,669
                                     ------------------      -------------------
RETAINED EARNINGS, end of period            $  75,391              $  64,385
                                     ==================      ===================
NET INCOME PER SHARE - BASIC AND DILUTED    $    0.63              $    0.41
                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              6,615                  6,594
                                     ==================      ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2004 and 2003
                      (Thousands, except per share amounts)

                                                 2004                    2003
                                   -------------------       -------------------
REVENUES
--------

Magazine operations                         $  48,749              $  51,193

Real estate operations - land sales            17,486                 13,138

Interest and other operations                   1,741                  1,988
                                   -------------------       -------------------
                                               67,976                 66,319
                                   -------------------       -------------------
COSTS AND EXPENSES
------------------
Magazine operating expenses                    39,250                 41,638

Real estate cost of sales                       7,325                  5,998

Real estate commissions and selling             1,038                    479

Other operations                                2,112                  1,174

General and administrative:
   Magazine operations                          3,914                  4,764
   Real estate operations and corporate         1,744                  1,821

Interest expense, net                             320                    528
                                   -------------------       -------------------
                                               55,703                 56,402
                                   -------------------       -------------------
         Income before income taxes            12,273                  9,917

PROVISION  FOR  INCOME TAXES                    4,052                  3,670
                                   -------------------       -------------------
NET INCOME                                      8,221                  6,247

DIVIDEND                                      ( 2,645)               ( 1,648)

RETAINED EARNINGS, beginning of period         69,815                 59,786
                                   -------------------       -------------------
RETAINED EARNINGS, end of period            $  75,391              $  64,385
                                   ===================       ===================

NET INCOME PER SHARE - BASIC AND DILUTED    $    1.24              $    0.95
                                   ===================       ===================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               6,611                 6,591
                                   ===================       ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2004 and 2003
                                   (Thousands)
                                                 2004                    2003
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $   8,221              $   6,247
                                      -----------------       ------------------
  Adjustments to reconcile net income to net cash provided by operating activities -
   Depreciation and amortization                2,436                  2,487
   Non-cash credits and charges:
     Pension expense accrual                       60                    772
     Bad debt reserve                           ( 141)                   138
  Stock based compensation - Directors'           135                    109
  Changes in assets and liabilities -
     Receivables                              ( 9,833)              ( 12,666)
     Real estate inventory                      1,853                  2,600
     Other assets                               ( 725)               ( 1,169)
     Accounts payable and accrued expenses        867                  8,038
     Taxes payable                            ( 1,306)                   550
     Deferred income taxes                        868                  1,504
                                      -----------------       ------------------
        Total adjustments                     ( 5,786)                 2,363
                                      -----------------       ------------------
        Net cash provided
          by operating activities               2,435                  8,610
                                      -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        ( 1,982)               ( 2,797)
  Proceeds from sale of property,
    plant and equipment                           180                      -
                                      -----------------       ------------------
        Net cash used
          by investing activities             ( 1,802)               ( 2,797)
                                      -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                  7,189                 18,094
  Principal debt payments                    (  3,118)             (  15,295)
  Proceeds from exercise of stock options          35                     18
  Dividends paid                             (  2,645)             (   1,648)
                                      -----------------       ------------------

        Net cash provided
          by financing activities               1,461                  1,169
                                      -----------------       ------------------
  Increase in cash and cash equivalents         2,094                  6,982

CASH AND CASH EQUIVALENTS, beginning of per    26,805                 16,443
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS, end of period    $  28,899              $  23,425
                                      =================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of
    amounts capitalized                     $     273              $     407
                                      =================       ==================
  Income taxes paid - net of refunds        $   4,490              $   1,616
                                      =================       ==================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
              Three and Six Months Ended October 31, 2004 and 2003

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

(2)      Information About the Company's Operations in Different Industry
         ----------------------------------------------------------------
         Segments
         --------
The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2004 and 2003. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the Land Operations and Corporate and Other segments, depending upon the nature of the business activity.

THREE MONTHS                             Land                                       Corporate
                                      Operations    Distribution    Fulfillment     and Other     Consolidated
                                      ----------    ------------    -----------     ----------    ------------
October  2004 (Thousands):
   Revenues                           $   7,950     $   3,132       $  21,967       $     694     $   33,743
   Operating and SG&A expenses            3,766         2,474          19,707           1,737         27,684
   Management fee                           225            29             196            (450)             -
   Interest expense, net                      -             1             153              22            176
                                      ----------    ------------    -----------     ----------    ------------
   Pretax income contribution         $   3,959     $     628       $   1,911       $    (615)    $    5,883
                                      ==========    ============    ===========     ==========    ============
--------------------------------------------------------------------------------------------------------------
October 2003 (Thousands):
   Revenues                           $   6,839     $   2,968       $  22,232       $     663     $   32,702
   Operating and SG&A expenses            4,204         2,661          20,412             847         28,124
   Management fee                           193            48             135          (  376)             -
   Interest expense, net                      -             7             207              53            267
                                      ----------    ------------    ----------      ----------    ------------
   Pretax income contribution         $   2,442     $     252       $   1,478       $     139     $    4,311
                                      ==========    ============    ===========     ==========    ============
--------------------------------------------------------------------------------------------------------------



SIX MONTHS                               Land                                       Corporate
                                      Operations    Distribution    Fulfillment     and Other     Consolidated
                                      ----------    ------------    -----------     ----------    ------------
October  2004 (Thousands):
   Revenues                           $  17,782     $   6,313       $  42,436       $   1,445     $   67,976
   Operating and SG&A expenses            9,435         5,116          38,048           2,784         55,383
   Management fee                           450            58             392            (900)             -
   Interest expense, net                      -            (3)            280              43            320
                                      ----------    ------------    -----------     ----------    ------------
   Pretax income contribution         $   7,897     $   1,142       $   3,716       $    (482)    $   12,273
                                      ==========    ============    ===========     ==========    ============
   Identifiable assets                $  71,742     $  39,531       $  42,005       $  23,002     $  176,280

   Intangible assets                  $       -     $   3,893       $   1,298       $       -     $    5,191
--------------------------------------------------------------------------------------------------------------
October 2003 (Thousands):
   Revenues                           $  13,726     $   6,217       $  44,976       $   1,400     $   66,319
   Operating and SG&A expenses            7,651         5,513          40,890           1,820         55,874
   Management fee                           386            96             270            (752)             -
   Interest expense, net                      -            12             408             108            528
                                      ----------    ------------    -----------     ----------    ------------
   Pretax income contribution         $   5,689     $     596       $   3,408       $     224     $    9,917
                                      ==========    ============    ===========     ==========    ============
   Identifiable assets                $  72,244     $  42,320       $  40,560       $  17,624     $  172,748

   Intangible assets                  $       -     $   3,893       $   1,298       $       -     $    5,191
--------------------------------------------------------------------------------------------------------------


(3)     Pending Transaction - Condemnation of Utility Company Subsidiary
        ----------------------------------------------------------------

In September 2004, a jury verdict was reached in the court proceedings in connection with the condemnation of the Company's El Dorado water utility subsidiary (the "Utility") in Santa Fe, New Mexico which valued the Utility at $11 million. The condemning authority, the Eldorado Water & Sanitation District (the "District"), had proposed a $6.2 million valuation, which amount is in excess of the Company's carrying value of the assets and which the Company had contested. On November 9, 2004, the Court entered its Judgment confirming the jury verdict in the condemnation case, and required the District to deposit $7 million into the Court's account by December 1, 2004. The Company may apply to withdraw these monies subject to any third-party claims. The Court granted the District possession of the Utility fifteen days after the date of the deposit, and required that the remaining balance of the verdict be deposited with 6% interest no later than June 1, 2005. The District made the initial required $7 million deposit on November 15, 2004, and took possession of the Utility's assets on December 1, 2004. If the District does not deposit the remaining balance of $4 million before June 1, 2005, the condemnation is considered abandoned and the District must return the Utility's assets to the Company. The Company believes that the District is seeking the additional financing that it requires to complete the condemnation, but the Company is unable to predict whether the District will obtain this financing or whether it will complete the condemnation in accordance with the Court's order.

(4)       Shareholders' Equity
          --------------------

The Company's Board of Directors declared special dividends of $0.40 per share ($2,645,000) on July 13, 2004 and $0.25 per share ($1,648,000) and July 9, 2003.
The Board indicated that the declaration and payment of dividends in the future would be determined from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.

Item 2.    Management's Discussion and Analysis of Financial Condition
------     -----------------------------------------------------------
           and Results of Operations
           -------------------------

INTRODUCTION
------------

The Company is primarily engaged in three business segments: the Real Estate business operated by AMREP Southwest Inc. and its various subsidiaries and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable News Company, Inc. and its various subsidiaries. The Company operates primarily in North America, and its foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. The Company's fiscal year ends on April 30, and all references in this Item 2 to the second quarter or first six months of 2005 and 2004 mean the three or six month periods ended October 31, 2004 and October 31, 2003, respectively.

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

The significant accounting policies of the Company are described in Note 2 to the 2004 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in the 2004 Form 10-K. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board
(FASB) is included in the notes to the 2004 consolidated financial statements. The Company did not adopt an accounting policy in the first six months of 2005 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS
---------------------

For the second quarter of fiscal 2005, net income was $4,195,000, or $0.63 per share, compared to net income of $2,716,000, or $0.41 per share, in the same period of fiscal 2004. Revenues were $33,743,000 in the second quarter this year versus $32,702,000 in the same period last year. For the first six months of fiscal 2005, the Company reported revenues of $67,976,000 and net income of $8,221,000, or $1.24 per share. For the comparable period last year, the Company had revenues of $66,319,000 and net income of $6,247,000, or $0.95 per share.

Revenues from the Company's Kable News Company subsidiary were $25,099,000 in the second quarter of 2005 compared to $25,200,000 in the same quarter last year. This small decline was the result of the net effect of a 1.2% revenue decline in Kable's Fulfillment Services segment offset in part by a 5.5% revenue increase in its Newsstand Distribution Services business. For the six month period ended October 31, Kable's revenues decreased from $51,193,000 last year to $48,749,000 this year primarily due to a 5.6% decrease in revenues from the Fulfillment Services segment which was offset in part by a 1.5% increase in Newsstand Distribution Services' revenues. The decline in Fulfillment Services' revenues was principally the result of customer losses at Kable's Colorado fulfillment business which had been identified and known prior to Kable's acquisition of that business in 2003. Kable's operating expenses decreased 2.7% and 5.7% in the second quarter and first six months 2005 compared to the same periods last year. Fulfillment Services' operating expenses decreased 2.9% and 5.8% in the second quarter and first six months 2005 compared to the same periods of the prior year resulting in part from reduced payroll as well as reductions in various equipment charges, and amounted to 86% and 84% of related revenues in the second quarter and first six months of 2004 compared to 84% for both of these periods in 2004. Operating costs for Newsstand Distribution Services decreased 0.8% and 4.6% in the second quarter and first six months 2005 compared to the same periods last year primarily as a result of reduced pension and health insurance expenses, and amounted to 57.6% and 58.6% of related revenues in the second quarter and first six months of 2005 compared to 61.3% and 62.4% for these same periods in 2004.

Revenues from land sales at the Company's AMREP Southwest subsidiary increased from $6,744,000 in the second quarter of 2004 to $7,804,000 in the same quarter of the current year. For the six month period, these revenues increased from $13,138,000 last year to $17,486,000 this year. This improvement was the result of increased sales of both commercial properties and undeveloped residential lots in the Company's principal market of Rio Rancho, New Mexico so far in fiscal 2005. The gross profit on land sales increased from 50% and 54% in the second quarter and first six months of 2004, respectively, to 64% and 58% for the same periods of 2005 because a higher proportion of undeveloped lots, which generally have higher gross profit margins than developed lots, were sold in the current year. Pretax profit from real estate operations also improved significantly in both the second quarter and first six months of 2005 versus the same periods last year, reflecting the higher revenues and gross profit percentages this year. As previously reported, revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, so that prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses increased as a percentage of related revenues from 4.1% and 3.6% for the second quarter and first six months of 2004 to 5.0% and 5.9% for the same periods of 2005 due to closing more land sales this year with the involvement of a broker. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased in the second quarter of 2005 versus the same period of 2004 principally as a result of the initial costs of Sarbanes-Oxley Act compliance, but decreased for the six month period ended October 31, 2005 compared to the same period in 2004 primarily due to reduced pension expense. Kable's general and administrative costs decreased during both the second quarter and first six months of 2005 compared to the same periods of 2004 mainly because of decreased pension and health insurance costs. Interest expense also decreased in both the second quarter and first six months of 2005 versus 2004 because of lower borrowing requirements in all segments of the Company's operations.

Revenues associated with interest and other operations increased in the second quarter of 2005 as compared to the same period in 2004 as a result of higher levels of cash equivalents and mortgage note receivables, but decreased for the first six months of 2005 because the prior year included the recovery of past due interest on a large delinquent mortgage. Costs of other operations increased in both the second quarter and six month period of 2005 principally because of legal costs associated with condemnation proceedings involving the Company's utility subsidiary in New Mexico.

In September 2004, a jury verdict was reached in the court proceedings in connection with the condemnation of the Company's El Dorado water utility subsidiary (the "Utility") in Santa Fe, New Mexico which valued the Utility at $11 million. The condemning authority, the Eldorado Water & Sanitation District (the "District"), had proposed a $6.2 million valuation, which amount is in excess of the Company's carrying value of the assets and which the Company had contested. On November 9, 2004, the Court entered its Judgment confirming the jury verdict in the condemnation case, and required the District to deposit $7 million into the Court's account by December 1, 2004. The Company may apply to withdraw these monies subject to any third-party claims. The Court granted the District possession of the Utility fifteen days after the date of the deposit, and required that the remaining balance of the verdict be deposited with 6% interest no later than June 1, 2005. The District made the initial required $7 million deposit on November 15, 2004 and took possession of the Utility's assets on December 1, 2004. If the District does not deposit the remaining balance of $4 million before June 1, 2005, the condemnation is considered abandoned and the District must return the Utility's assets to the Company. The Company believes that the District is seeking the additional financing that it requires to complete the condemnation, but the Company is unable to predict whether the District will obtain this financing or whether it will complete the condemnation in accordance with the Court's order.

The Company's effective tax rate decreased to 29% and 33% in the second quarter and first six months of 2005 from 37% in the same periods last year due to the effect of a tax benefit associated with a charitable contribution of land made by the real estate business in the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine operations, and from borrowings under its various lines of credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

Kable has a line of credit with a bank which allows it to borrow up to $30,000,000 based upon a prescribed percentage of eligible accounts receivable, as defined. At October 31, 2004, borrowing availability was approximately $23,125,000, against which $12,188,000 was outstanding. This line of credit bears interest at the bank's prime rate (4.75% at October 31, 2004) plus 0.25%, and is collateralized by substantially all of Kable's assets. This agreement matures on May 1, 2005, and Kable has initiated discussions with the current lender as well as with other potential lenders to obtain financing beyond this date. Kable also has other borrowing arrangements to finance capital expenditures which allow borrowings totaling approximately $4,959,000 against which $4,526,000 was outstanding at October 31, 2004 at a weighted average interest rate of 5.4%.

AMREP Southwest has a loan agreement with a bank providing a maximum borrowing capacity of approximately $6,100,000 to support its operations in New Mexico. Loans under this facility bear interest at the prime rate (4.75% at October 31, 2004) less 0.50%, are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At October 31, 2004, the borrowing availability under this agreement was approximately $5,500,000, and no amounts were outstanding.

On July 13, 2004, the Company's Board of Directors declared a special dividend of $0.40 per share payable on August 18, 2004 to shareholders of record on July 27, 2004. The Board indicated that it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs

Cash Flows From Operating Activities
------------------------------------


Real estate inventory was $56,368,000 at October 31, 2004 compared to $58,221,000 at April 30, 2004. Kable's receivables increased from $42,768,000 at April 30, 2004 to $51,676,000 at October 31, 2004 as the result of the timing and seasonality of billings.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts such as debt agreements and lease agreements, and it is subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management's Discussion and Analysis in the Company's 2004 Form 10-K. Refer to notes 7, 11 and 12 to the consolidated financial statements in the 2004 Form 10-K for additional information on long-term debt and commitments and contingencies.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
------    ----------------------------------------------------------

The Company has several credit facilities or loans that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At October 31, 2004, approximately $12,188,000 of the Company's total debt of $16,714,000 was subject to variable interest rates. Refer to Item 7(A) of the Company's 2004 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures
------   -----------------------

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

                           PART II. OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
------   -----------------------------------------------------------

Pursuant to the Registrant's 2002 Non-Employee Directors' Stock Plan, on September 15, 2004 the Registrant issued an aggregate of 7,500 Shares of its Common Stock, par value $.10 per share, to its six non-employee directors as partial payment for their services as directors for the preceding six months. These issuances were not registered under the Securities Act of 1933, as amended, by reason of the exemption provided in Section 4(2) of such Act for transactions by an issuer not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The 2004 Annual Meeting of Shareholders of the Registrant was held on September 21, 2004. At the meeting, Lonnie A. Coombs and Samuel N. Siedman were reelected directors of the Registrant by the following votes:


                                              For                 Withheld
                                              ---                 --------

  Lonnie A. Coombs                         6,197,604                2,992
  Samuel N. Siedman                        6,188,919               11,677

Item 6.  Exhibits
------   --------

         Exhibits
         --------

          31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          32   Certification required pursuant to 18 U.S.C. Section 1350.

                                    SIGNATURE
                                    ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             AMREP CORPORATION
                                                (Registrant)



Dated:  December 8, 2004             By:     /s/ Peter M. Pizza
                                             ------------------
                                             Peter M. Pizza
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



          Exhibit
             No.                            Description
             --                             -----------
          31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          32   Certification required pursuant to 18 U.S.C. Section.