Form 10-Q
period 2005-01-31
AMREP CORP
filed 2005-03-15
CIK 6207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  January 31, 2005
                              --------------------------------------------------


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------    ----------------------

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at January 31, 2005 - 6,618,612.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----




PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
           January 31, 2005 and April 30, 2004                             1

         Consolidated Statements of Operations and Retained Earnings
           (Unaudited) Three Months Ended January 31, 2005 and 2004        2

         Consolidated Statements of Operations and Retained Earnings
           (Unaudited) Nine Months Ended January 31, 2005 and 2004         3

         Consolidated Statements of Cash Flows (Unaudited)
           Nine Months Ended January 31, 2005 and 2004                     4

         Notes to Consolidated Financial Statements                      5 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     7 - 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        11

Item 4.  Controls and Procedures                                           11

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                          12

SIGNATURE                                                                  13

EXHIBIT INDEX                                                              14

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                             January 31,          April 30,
                                                2005                2004
                                       ------------------    -------------------

 ASSETS:

 Cash and cash equivalents              $      30,227        $    26,805
 Receivables, net:
    Magazine operations                        49,745             42,768
    Real estate operations                      6,629              6,297
                                       ------------------    -------------------
                                               56,374             49,065

 Real estate inventory                         57,357             58,221
 Property, plant and equipment, at cost,
    net of accumulated depreciation and
    amortization of $21,209 at
    January 31, 2005 and $21,009 at
    April 30, 2004                             16,354             21,299

 Other assets                                  12,725             10,584
 Assets held for sale                           5,760                  -
 Goodwill                                       5,191              5,191
                                       ------------------    -------------------
    TOTAL ASSETS                        $     183,988        $   171,165
                                       ==================    ===================

 LIABILITIES AND SHAREHOLDERS' EQUITY:

 Accounts payable and accrued expenses  $      42,659        $    41,931
 Liabilities held for sale                        188                  -
 Notes payable:
    Amounts due within one year                13,370              1,830
    Amounts subsequently due                    2,964             10,813
                                       ------------------    -------------------
                                               16,334             12,643

 Taxes payable                                    655              1,867
 Deferred income taxes                          7,117              5,996
 Accrued pension cost                           3,206              3,206
                                       ------------------    -------------------
    TOTAL LIABILITIES                          70,159             65,643
                                       ------------------    -------------------

 Shareholders' equity:
    Common stock, $.10 par value;
      shares authorized - 20,000,000;
      7,414,704 shares issued at
      January 31, 2005 and 7,409,204 at
      April 30, 2004                              741                741
    Capital contributed in excess of
      par value                                45,252             45,133
    Retained earnings                          77,952             69,815
    Accumulated other comprehensive loss      ( 4,614)           ( 4,614)
    Treasury stock, at cost;
      796,092 shares at January 31, 2005
      and 803,592 at April 30, 2004           ( 5,502)           ( 5,553)
                                       ------------------    -------------------
    TOTAL SHAREHOLDERS' EQUITY                113,829            105,522
                                       ------------------    -------------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                            $     183,988        $   171,165
                                       ==================    ===================
                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2005 and 2004
                      (Thousands, except per share amounts)

                                                2005                2004
                                      -----------------      -------------------

REVENUES:

Magazine operations                    $       24,126        $     24,914

Real estate operations - land sales             6,996               7,738

Interest and other operations                     364                 317
                                      -----------------      -------------------
                                               31,486              32,969
                                      -----------------      -------------------

COSTS AND EXPENSES:

Magazine operating expenses                    20,430              21,908

Real estate cost of sales                       3,650               3,847

Real estate commissions and selling               208                 166

Other operations                                  286                 281

General and administrative:
   Magazine operations                          1,860                 974
   Real estate operations and corporate           848                 297

Interest expense, net                             220                 193
                                      -----------------      -------------------
                                               27,502              27,666
                                      -----------------      -------------------
         Income before income taxes             3,984               5,303

PROVISION  FOR  INCOME TAXES                    1,473               1,962
                                      -----------------      -------------------
NET INCOME - CONTINUING OPERATIONS              2,511               3,341
NET INCOME  - DISCONTINUED OPERATION -
    NET OF TAX                                     50                  42
                                      -----------------      -------------------

NET INCOME                                      2,561               3,383

RETAINED EARNINGS, beginning of period         75,391              64,385
                                      -----------------      -------------------
RETAINED EARNINGS, end of period       $       77,952        $     67,768
                                      =================      ===================

NET INCOME PER SHARE - BASIC AND DILUTED
   CONTINUING OPERATIONS               $         0.38        $       0.50
   DISCONTINUED OPERATION                        0.01                0.01
                                      -----------------      -------------------
TOTAL NET INCOME PER SHARE -
   BASIC AND DILUTED                   $         0.39        $       0.51
                                      =================      ===================
COMPREHENSIVE INCOME                   $        2,561        $      2,321
                                      =================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                           6,619               6,598
                                      =================      ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2005 and 2004
                      (Thousands, except per share amounts)

                                              2005                    2004
                                   -------------------       -------------------
REVENUES:

Magazine operations                    $     72,875            $     76,107

Real estate operations - land sales          24,482                  20,876

Interest and other operations                   997                   1,220
                                   -------------------       -------------------
                                             98,354                  98,203
                                   -------------------       -------------------

COSTS AND EXPENSES:

Magazine operating expenses                  59,680                  63,546

Real estate cost of sales                    10,976                   9,845

Real estate commissions and selling           1,246                     645

Other operations                              1,146                     859

General and administrative:
   Magazine operations                        5,774                   5,738
   Real estate operations and corporate       2,592                   2,118

Interest expense, net                           540                     721
                                   -------------------       -------------------
                                             81,954                  83,472
                                   -------------------       -------------------
         Income before income taxes          16,400                  14,731

PROVISION  FOR  INCOME TAXES                  5,578                   5,451
                                   -------------------       -------------------
NET INCOME - CONTINUING OPERATIONS           10,822                   9,280
NET INCOME (LOSS) -
   DISCONTINUED OPERATION - NET OF TAX        (  40)                    350
                                   -------------------       -------------------
NET INCOME                                   10,782                   9,630
DIVIDEND                                    ( 2,645)                 (1,648)
RETAINED EARNINGS, beginning of period       69,815                  59,786
                                   -------------------       -------------------
RETAINED EARNINGS, end of period       $     77,952            $     67,768
                                   ===================       ===================
NET INCOME PER SHARE - BASIC AND DILUTED
   CONTINUING OPERATIONS               $       1.64            $       1.41
   DISCONTINUED OPERATION                   (  0.01)                   0.05
                                   -------------------       -------------------
TOTAL NET INCOME PER SHARE -
   BASIC AND DILUTED                   $       1.63            $       1.46
                                   ===================       ===================

COMPREHENSIVE INCOME                   $     10,782            $      8,568
                                   ===================       ===================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                         6,613                   6,594
                                   ===================       ===================
                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2005 and 2004
                                   (Thousands)
                                             2005                    2004
                                      -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                            $     10,782            $      9,630
                                      -----------------       ------------------
 Adjustments to reconcile net income
 to net cash provided by operating
 activities -
  Depreciation and amortization              3,763                   4,213
  Non-cash credits and charges:
   Pension expense accrual                       90                    (530)
   Bad debt reserve                        (    207)                    385
  Stock based compensation - Directors' Plan    135                     109
  Changes in assets and liabilities -
   Receivables                             (  7,150)               ( 15,165)
   Real estate inventory                        864                   4,559
   Other assets                            (  1,510)               (  1,667)
   Accounts payable and accrued expenses        796                   7,193
   Taxes payable                           (  1,212)                    841
   Deferred income taxes                      1,121                   3,079
                                      -----------------       ------------------
    Total adjustments                      (  3,310)                  3,017
                                      -----------------       ------------------
    Net cash provided by operating
    activities                                7,472                  12,647
                                      -----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                      (  4,041)               (  3,472)
  Proceeds from sale of property,
  plant and equipment                           180                       -
  Acquisition of Distribution Contracts    (    100)                      -
                                      -----------------       ------------------
    Net cash used by investing
    activities                             (  3,961)               (  3,472)
                                      -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing                11,004                  23,592
 Principal debt payments                   (  8,483)               ( 27,059)
 Proceeds from exercise of stock options         35                      17
 Dividends paid                            (  2,645)               (  1,648)
                                      -----------------       ------------------
    Net cash used by financing
    activities                             (     89)               (  5,098)
                                      -----------------       ------------------
 Increase in cash and cash equivalents        3,422                   4,077
CASH AND CASH EQUIVALENTS,
beginning of period                          26,805                  16,443
                                      -----------------       ------------------

CASH AND CASH EQUIVALENTS,
end of period                          $     30,227            $     20,520
                                      =================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid -
 net of amounts capitalized            $        465            $        587
                                      =================       ==================
 Income taxes paid - net of refunds    $      5,646            $      1,736
                                      =================       ==================
 Non-cash transactions: Note payable
  for acquisition of Distribution
  Contracts                            $      1,170            $          -
                                      =================       ==================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
              Three and Nine Months Ended January 31, 2005 and 2004

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

(2)      Information About the Company's Operations in Different Industry
         ----------------------------------------------------------------
         Segments
         --------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and nine month periods ended January 31, 2005 and 2004. Certain amounts included in "Interest and other operations" on the Consolidated Statements of Operations are classified below within the Land Operations and Corporate and Other segments, depending upon the nature of the business activity.


THREE MONTHS:                            Land                                       Corporate
                                      Operations    Distribution    Fulfillment     and Other     Consolidated
                                      ----------    ------------    -----------     ---------     ------------
January  2005 (Thousands):
   Revenues                         $   7,149        $   3,122      $  21,004       $    211      $  31,486
   Operating and SG&A expense           4,402            3,212         19,078            590         27,282
   Management fee                         225               29            196         (  450)             -
   Interest expense, net                    -               31            179             10            220
                                    ----------       ----------     ----------      ---------     ----------
   Pretax income ( loss )           $   2,522        $  (  150)     $   1,551       $     61      $   3,984
                                    ==========       ==========     ==========      =========     ==========

---------------------------------------------------------------------------------------------------------------
January 2004 (Thousands):
   Revenues                         $   7,897        $   2,979      $  21,935       $    158      $  32,969
   Operating and SG&A expenses          4,298            2,616         20,265            294         27,473
   Management fee                         192               23            160           (375)             -
   Interest expense, net                    -               10            129             54            193
                                    ----------       ----------     ----------      ---------     ----------
   Pretax income                    $   3,407        $     330      $   1,381       $    185      $   5,303
                                    ==========       ==========     ==========      =========     ==========
---------------------------------------------------------------------------------------------------------------



NINE MONTHS:                             Land                                       Corporate
                                      Operations    Distribution    Fulfillment     and Other     Consolidated
                                      ----------    ------------    -----------     ---------     ------------
January 2005 (Thousands):
   Revenues                         $  24,931        $   9,435      $  63,440       $     548     $  98,354
   Operating and SG&A expenses         13,895            8,328         57,126           2,065        81,414
   Management fee                         675               87            588         ( 1,350)            -
   Interest expense, net                    -               28            459              53           540
                                    ----------       ----------     ----------      ----------    ----------
   Pretax income ( loss )           $  10,361        $     992      $   5,267       $ (   220)    $  16,400
                                    ==========       ==========     ==========      ==========    ==========
   Identifiable assets              $  77,569        $  41,322      $  41,269       $  18,637     $ 178,797

   Intangible assets                $       -        $   3,893      $   1,298       $       -     $   5,191
---------------------------------------------------------------------------------------------------------------
January 2004 (Thousands):
   Revenues                         $  21,623        $   9,196      $  66,911       $     473     $  98,203
   Operating and SG&A expenses         11,950            8,130         61,153           1,518        82,751
   Management fee                         577              118            432         ( 1,127)            -
   Interest expense, net                    -               22            537             162           721
                                    ----------       ----------     ----------      ----------    ----------
   Pretax income ( loss )           $   9,096        $     926      $   4,789       $ (    80)    $  14,731
                                    ==========       ==========     ==========      ==========    ==========
   Identifiable assets              $  72,870        $  38,033      $  40,203       $  18,477     $ 169,583

   Intangible assets                $       -        $   3,893      $   1,298       $       -     $   5,191
---------------------------------------------------------------------------------------------------------------

(3)     Pending Transaction - Condemnation of Utility Company Subsidiary
        ----------------------------------------------------------------

In September 2004, a jury verdict was reached in court proceedings in connection with the condemnation of the Company's El Dorado water utility subsidiary (the "Utility") in Santa Fe, New Mexico which valued the Utility at $11 million. The condemning authority, the Eldorado Water & Sanitation District (the "District"), had proposed a $6.2 million valuation, which the Company had contested. On November 9, 2004, the Court entered its Judgment confirming the jury verdict in the condemnation case, and required the District to deposit $7 million into the Court's account by December 1, 2004. The Court granted the District possession of the Utility fifteen days after the date of the deposit, and required that the remaining balance of the verdict be deposited with interest no later than June 1, 2005. The District made the initial required $7 million deposit on November 15, 2004 and took possession of the Utility's assets on December 1, 2004. The Utility applied to withdraw these monies from the account, but distribution was withheld by the Court pending its determination of whether certain third-party claims against the Utility in the Court could involve a claim against the proceeds under New Mexico condemnation law. On March 8, 2005, the Court ordered the funds released to the Utility. If the District does not deposit the remaining balance of $4 million before June 1, 2005, the condemnation is considered abandoned, the District must return the Utility's assets to the Utility and the Utility must return the funds which have now been released to it. The Company believes that the District is seeking the additional financing that it requires to complete the condemnation, but the Company is unable to predict whether the District will obtain this financing or whether it will complete the condemnation in accordance with the Court's order. The Company will not record the effect of this transaction, which is estimated to result in a net gain after taxes of approximately $3,400,000, or the equivalent of $0.51 per share, unless and until the remaining amount due from the District is received. If this payment is not received in accordance with the Court's Order, the Utility will regain ownership of its assets and must return the $7 million deposit to the District.

As a result of the above, the Company has accounted for the operations of the Utility as a "Discontinued Operation" in the quarter ended January 31, 2005, and has reclassified prior periods to conform to this presentation. 6

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. The Company's fiscal year ends on April 30, and all references in this Item 2 to the third quarter or first nine months of 2005 and 2004 mean the three or nine month periods ended January 31, 2005 and January 31, 2004, respectively.

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

The significant accounting policies of the Company are described in Note 1 to the 2004 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in the 2004 Form 10-K. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board
(FASB) is included in the notes to the 2004 consolidated financial statements. The Company did not adopt an accounting policy in the first nine months of 2005 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS
---------------------

As discussed in more detail below, the Company has begun accounting for its water utility subsidiary as a "discontinued operation" in the quarter ended January 31, 2005. Accordingly, financial information from prior periods has been reclassified to conform to this presentation.

For the third quarter of fiscal 2005, net income from continuing operations was $2,511,000, or $0.38 per share, compared to net income from continuing operations of $3,341,000, or $0.50 per share, in the same period of fiscal 2004. Revenues were $31,486,000 in the third quarter this year versus $32,969,000 in the same period last year. For the first nine months of fiscal 2005, the Company reported revenues of $98,354,000 and net income from continuing operations of $10,822,000, or $1.64 per share. For the comparable period last year, the Company had revenues of $98,203,000 and net income from continuing operations of $9,280,000, or $1.41 per share. Net income from discontinued operations was $50,000 in the third quarter of 2005 and $42,000 in the same period of 2004, or $0.01 per share in each period. For the nine month period, there was a net loss from discontinued operations of $40,000 in 2005, or $0.01 per share, compared to net income of $350,000, or $0.05 per share, in the first nine months of 2004.

Revenues from the Company's Kable News Company subsidiary were $24,126,000 in the third quarter of 2005 compared to $24,914,000 in the same quarter last year. This decrease of 3.2% was the result of a 4.2% revenue decline in Kable's Fulfillment Services segment offset in part by a 4.8% revenue increase in its Newsstand Distribution Services business. For the nine month period ended January 31, Kable's revenues decreased from $76,107,000 last year to $72,875,000 this year, primarily due to a 5.2% decline in revenues from the Fulfillment Services segment which was offset in part by a 2.6% increase in Newsstand Distribution Services revenues. The decline in Fulfillment Services revenues in both the three and nine month periods was principally the result of customer losses at Kable's Colorado fulfillment business which had been identified and known prior to Kable's acquisition of that business in 2003, while the increase in revenues of Newsstand Distribution Services in both periods resulted from additional business obtained in connection with the purchase of certain distribution contracts in the third quarter of 2005. Kable's total operating expenses decreased 6.7% and 6.1% in the third quarter and first nine months of 2005 compared to the same periods last year, with the operating expenses of Fulfillment Services decreasing 10.3% and 7.4% in the third quarter and first nine months of 2005 compared to the same periods of the prior year. This was due in part to decreases in payroll and other variable expenses resulting from the revenue decrease, reduced third-party charges for outsourced computer processing and the inclusion in the prior year of approximately $700,000 of costs of relocating and centralizing certain fulfillment operations. Fulfillment operating expenses amounted to 84.7% of related revenues in the third quarter and 84.1% for the first nine months of 2005 compared to 90.4% and 86.1% for these periods in 2004. Operating costs for Newsstand Distribution Services increased 27.4% and 6.5% in the third quarter and first nine months 2005 compared to the same periods last year, due to additional market study costs incurred in the third quarter of 2005. These higher market study costs are also expected to continue through the fourth quarter.

Revenues from land sales at the Company's AMREP Southwest subsidiary decreased from $7,738,000 in the third quarter of 2004 to $6,996,000 in the same quarter this year, primarily because the prior year quarter included the sale of a relatively large tract of undeveloped residential lots to a homebuilder, whereas the current year's sales activity consisted of a higher proportion of recurring sales of developed residential lots to various homebuilders. Since these recurring sales of residential lots generally contribute lower gross profit percentages than large bulk sales, the gross profit on land sales decreased from 50% in last year's third quarter to 48% in the same quarter this year. For the nine month period, land sale revenues increased from $20,876,000 last year to $24,482,000 this year, primarily because this year's sales included more developed residential lots. The overall gross profit percentage improved from 53% in the first nine months last year to 55% for the same period this year due to better margins this year on both developed and undeveloped residential lots. As previously reported, revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, so that prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses increased as a percentage of related revenues from 2.1% and 3.1% for the third quarter and first nine months of 2004 to 3.0% and 5.1% for the same periods of 2005 due to closing more land sales this year with the involvement of a broker. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased in the third quarter and first nine months of 2005 versus the same period of 2004 principally because the prior year included the net benefit of an actuarial gain associated with the curtailment of future benefits under the Company's pension plan. Kable's general and administrative costs increased during both the third quarter and first nine months of 2005 compared to the same periods of 2004 mainly because of its allocable share of the benefit of the actuarial gain referred to above. Interest expense increased in the third quarter of 2005 compared to 2004 because of slightly higher average borrowings in magazine operations as well as an increase in the interest rate on these borrowings, but decreased for the first nine months of 2005 versus 2004 because of lower borrowing requirements in all segments of the Company's operations.

Revenues associated with interest and other operations increased in the third quarter of 2005 as compared to the same period in 2004 as a result of increased interest on higher levels of cash equivalents and mortgage note receivables, but decreased for the first nine months of 2005 because the prior year included the recovery of past due interest on a large delinquent mortgage.

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


DISCONTINUED OPERATION
----------------------

In September 2004, a jury verdict was reached in court proceedings in connection with the condemnation of the Company's El Dorado water utility subsidiary (the "Utility") in Santa Fe, New Mexico which valued the Utility at $11 million. The condemning authority, the Eldorado Water & Sanitation District (the "District"), had proposed a $6.2 million valuation, which the Company had contested. On November 9, 2004, the Court entered its Judgment confirming the jury verdict in the condemnation case, and required the District to deposit $7 million into the Court's account by December 1, 2004. The Court granted the District possession of the Utility fifteen days after the date of the deposit, and required that the remaining balance of the verdict be deposited with interest no later than June 1, 2005. The District made the initial required $7 million deposit on November 15, 2004 and took possession of the Utility's assets on December 1, 2004. The Utility applied to withdraw these monies from the account, but distribution was withheld by the Court pending its determination of whether certain third-party claims against the Utility in the Court could involve a claim against the proceeds under New Mexico condemnation law. On March 8, 2005, the Court ordered the funds released to the Utility. If the District does not deposit the remaining balance of $4 million before June 1, 2005, the condemnation is considered abandoned, the District must return the Utility's assets to the Utility and the Utility must return the funds which have now been released to it. The Company believes that the District is seeking the additional financing that it requires to complete the condemnation, but the Company is unable to predict whether the District will obtain this financing or whether it will complete the condemnation in accordance with the Court's order. The Company will not record the effect of this transaction, which is estimated to result in a net gain after taxes of approximately $3,400,000, or the equivalent of $0.51 per share, unless and until the remaining amount due from the District is received. If this payment is not received in accordance with the Court's Order, the Utility will regain ownership of its assets and must return the $7 million deposit to the District.

As a result of the above, the Company began accounting for the operations of the Utility as a "Discontinued Operation" in the quarter ended January 31, 2005, and has reclassified prior periods to conform to this presentation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine operations, and from borrowings under its various lines of credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

Kable has a line of credit with a bank which allows it to borrow up to $30,000,000 based upon a prescribed percentage of eligible accounts receivable, as defined. At January 31, 2005, borrowing availability was approximately $21,510,000, against which $11,254,000 was outstanding. This line of credit bears interest at the bank's prime rate (5.25% at January 31, 2005) plus 0.25%, is collateralized by substantially all of Kable's assets and contains various performance and other covenants. Kable also has other borrowing arrangements with another lender to finance capital expenditures which allow borrowings totaling approximately $4,335,000 against which $3,910,000 was outstanding at January 31, 2005 at a weighted average interest rate of 5.3%. Both agreements mature on May 1, 2005, and Kable has been conducting discussions with the current lenders as well as with other potential lenders for financing beyond this date.

AMREP Southwest has a loan agreement with a bank providing a maximum borrowing capacity of approximately $6,000,000 to support its operations in New Mexico. Loans under this facility bear interest at the prime rate (5.25% at January 31, 2005) less 0.50%, are collateralized by certain real estate assets and are subject to available collateral and various financial performance and other covenants. At January 31, 2005, the borrowing availability under this agreement was approximately $4,751,000, and no amounts were outstanding.

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

Cash Flows From Operating Activities
------------------------------------

Real  estate   inventory  was  $57,357,000  at  January  31,  2005  compared  to
$58,221,000 at April 30, 2004. Kables receivables increased from $42,768,000 at April 30, 2004 to $49,745,000 at January 31, 2005 as the result of the timing and seasonality of billings.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

The Company has several credit facilities or loans that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At January 31, 2005, approximately $11,254,000 of the Company's total debt of $15,164,000 was subject to variable interest rates. Refer to Item 7(A) of the Company's 2004 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures
-------  -----------------------

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by the Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certificates accompany this quarterly report. Based on that evaluation, the chief financial officer and the other executive officers concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934(i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our chief financial officer and the other executive officers whose certificates accompanying this report, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of internal controls, there were no significant changes in internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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




                                    AMREP CORPORATION
                                      (Registrant)


Dated:  March  15, 2005         By: /s/ Peter M. Pizza
                                    ---------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



          Exhibit
             No.                        Description
          -------                       -----------

          31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

          32   Certification required pursuant to 18 U.S.C. Section 1350.