Form 10-K
period 2005-04-30
AMREP CORP
filed 2005-07-28
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
  FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ x ] Annual  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 For the fiscal year ended April 30, 2005

                                       OR

[   ] Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934 For the transition period from          to
                                                          --------    --------

                          Commission File Number 1-4702

                                AMREP CORPORATION
                                -----------------
             (Exact name of registrant as specified in its Charter)

         Oklahoma                                             59-0936128
         --------                                             ----------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                          Identification No.)



  641 Lexington Ave., 6th Floor
       New York, New York                                       10022
       ------------------                                       -----
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (212) 705-4700
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:


       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  Yes     No  X
                                        ---    ---


Aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the last sales price of such Common Stock on October 31, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) on the New York Stock Exchange Composite Tape - $28,687,507.

Number of shares of Common Stock, par value $.10 per share, outstanding at July 26, 2005 - 6,626,112.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the Registrant are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for 2005 Annual Meeting - Part III.

                                     PART I
                                     ------

Item 1.      Business
-------      --------

                                     GENERAL

The Company*, through its subsidiaries, is primarily engaged in three business segments: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, "AMREP Southwest"), and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable Media Services, Inc. and its subsidiaries (collectively, "Kable"). Data concerning industry segments is set forth in note 16 of the notes to the consolidated financial statements. The Company's foreign sales and activities are not significant.

                             REAL ESTATE OPERATIONS

The Company conducts its Real Estate business through AMREP Southwest, with these activities occurring primarily in Rio Rancho, New Mexico. As of July 1, 2005, the Real Estate business employed approximately 15 persons, none of whom were represented by labor unions. The Company considers its relations with these employees to be good.

Land Development Operations - Rio Rancho

Rio Rancho (including the City) consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which 72,960 acres have been platted into approximately 113,500 homesite and commercial lots, 16,370 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land. At April 30, 2005, approximately 86,400 of these lots had been sold. The Company currently owns approximately 19,550 acres in Rio Rancho, of which approximately 5,100 acres are in contiguous blocks which are being developed or are suitable for development and approximately 2,000 acres are in areas with a high concentration of ownership suitable for special assessment districts or city redevelopment areas which may allow for future development under the auspices of local government. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or which may be sold individually or in small groups.

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

The commercial areas in Rio Rancho presently include more than 500 businesses and professional offices, as well as 16 shopping centers with approximately 1.5 million square feet of retail and office space, including a 55,000 square foot office building owned by the Company. The industrial areas have approximately 85 buildings with approximately 4.5 million square feet, including a manufacturing facility containing approximately 3.1 million square feet which is owned and occupied by Intel Corporation, Rio Rancho's largest employer.

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

---------------
*As used herein, "Company" includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

Other Real Estate Projects

The Company has various investment properties, principally consisting of the 55,000 square foot office building it owns in Rio Rancho in which it occupies approximately 6,200 square feet and leases the remainder, and a 30,000 square foot commercial rental property developed during 2005 presently offered for lease. The Company may develop additional investment properties in the future.

The Company also owns two tracts of land in Colorado, consisting of one residential property of approximately 160 acres planned for approximately 350 homes which is being offered for sale subject to obtaining all necessary approvals, and one property of approximately 10 acres zoned for commercial use, which is also being offered for sale but which may be developed by the Company. During fiscal 2005, the Company's final 12.6 acres of property in Florida were acquired by a governmental authority through condemnation proceedings at an amount which exceeded the property's carrying value.

In September 2004, a jury verdict was reached in court proceedings in connection with the condemnation of the Company's El Dorado water utility subsidiary (the "Utility") in Santa Fe, New Mexico which valued the Utility at $11,000,000. The condemning authority, the Eldorado Water & Sanitation District (the "District"), had proposed a $6,200,000 valuation, which the Company had contested. On November 9, 2004, the Court entered its Judgment confirming the jury verdict in the condemnation case, and required the District to deposit $7,000,000 into the Court's account by December 1, 2004. The Court granted the District possession of the Utility fifteen days after the date of the deposit, and required that the remaining balance of the verdict be deposited with 6% interest no later than June 1, 2005 or the property would be returned to the Company and the $7,000,000 deposit refunded. The District made the initial required $7,000,000 deposit on November 15, 2004 and took possession of the Utility's assets on December 1, 2004. On May 27, 2005, the $4,000,000 balance of the condemnation award was paid with interest. The Company estimates that the after-tax net gain from the condemnation will be approximately $3.5 million, or $0.53 per share. The results of the transaction, which will be reported as a Gain from the Sale of Discontinued Operations, will be recorded in the Company's financial statements for its fiscal 2006 first quarter which ends on July 31, 2005.

       FULFILLMENT SERVICES AND NEWSSTAND DISTRIBUTION SERVICES OPERATIONS

Through Kable, the Company (i) performs fulfillment and related services for publishers and other customers and (ii) distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries. As of July 1, 2005, Kable employed approximately 1,350 persons, of whom approximately 1,200 were involved in its fulfillment activities and 150 in distribution activities, none of whom were represented by labor unions. The Company considers its relations with these employees to be good.

Fulfillment Services

Kable's Fulfillment Services business performs a number of fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services, lettershop and graphics arts services, customer telephone support, list services and product fulfillment services, and it accounted for 87% of Kable's revenues in fiscal 2005.

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

Kable's lettershop and graphics departments prepare and mail statements and renewal forms for its publisher clients to use in their subscriber mailings. List services clients are also primarily publishers for whom Kable maintains client customer lists, selects names for clients who rent their lists, merges rented lists with a client's list to eliminate duplication for the client's promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients. Product fulfillment services are provided for Kable's publisher clients and other direct marketers. In this activity, Kable receives, warehouses, processes and ships merchandise.

In April 2003, Kable acquired the subscription fulfillment business of Electronic Data Systems Corporation and various subsidiaries which was based in Louisville, Colorado. The Company believes that Kable is now the second largest provider of subscription fulfillment services to magazine publishers in the United States, performing fulfillment services for approximately 770 different magazine titles for approximately 250 clients and maintaining almost 46 million active subscriber names for its client publishers. In a typical month, Kable produces approximately 60 million mailing labels for its client publishers and also processes almost 17 million pieces of outgoing mail for its clients.

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

Newsstand Distribution Services

In its Newsstand Distribution Services operation, Kable distributes magazines for over 250 publishers. Among the titles are many special interest magazines, including automotive, puzzle, men's sophisticates, comics, romance and sports. In a typical month, Kable distributes to wholesalers approximately 23 million copies of various titles. Kable purchases the publications from its publisher clients and sells them to independent wholesalers. During 2005, Kable purchased distribution contracts from an unrelated third-party and, as a result, increased its distribution network to approximately 100 wholesalers. The wholesalers in turn sell the publications to individual retail outlets. All parties generally have full return rights for unsold copies. The newsstand distribution business accounted for 13% of Kable's revenues in fiscal 2005.

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

Kable competes primarily with three other national distributors, all of whom are substantially larger than Kable. Each of these larger competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications is intense. In addition, there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines arising from changes within the magazine distribution industry in recent years. As a result, three of these wholesalers accounted for approximately 50% of the fiscal 2005 gross billings of the Newsstand Distribution Services operations and approximately 44% of Kable's consolidated accounts receivable at April 30, 2005.

Item 2.      Properties
-------      ----------

The Company's Real Estate properties are described in Item 1. Additionally, the Company has its executive offices in leased space in New York City and maintains production, administration and sales facilities for its Fulfillment Services and

Newsstand Distribution Services businesses in owned and leased facilities aggregating approximately 650,000 square feet in Mt. Morris, Illinois, Marion, Ohio, Louisville, Colorado, New York City and Cerritos, California. The Company's Real Estate operations are headquartered in approximately 6,200 square feet of a Company-owned 55,000 square foot office building in Rio Rancho, New Mexico, with the remaining space leased to commercial tenants. The Company believes its facilities are adequate for its current and anticipated requirements.

Item 3.      Legal Proceedings
-------      -----------------

A. On May 3, 2000, a civil action was commenced in the United States District Court of the Southern District of New York entitled "United Magazine Company, et al. v. Murdoch Magazines Distribution, Inc., et al". The Complaint was filed by five affiliated magazine wholesalers and a related service company (collectively referred to as "Unimag") against Murdoch, a national distributor of magazines, and Chas. Levy Circulating Co., a magazine wholesaler. An Amended Complaint was filed on August 31, 2000, in which the Company's Kable News Company, Inc. subsidiary and three other national distributors were added as defendants. Motions by the defendants to dismiss the Amended Complaint were granted, with leave to the plaintiffs to replead specified claims. In June 2001, a Second Amended Complaint was filed which included two claims against Kable News: (i) violation of the Robinson-Patman Act, which generally prohibits discriminatory pricing, and (ii) breach of fiduciary duty.

The defendants moved to dismiss the Second Amended Complaint. The Court denied the motions with respect to the Robinson-Patman Act claims but dismissed the claims for breach of fiduciary duty. Kable News answered the Robinson-Patman Act claims of the Second Amended Complaint, denying the material allegations and asserting affirmative defenses. Kable News also asserted counterclaims to recover approximately $5.375 million in unpaid debts from Unimag. Unimag responded to the counterclaims with reply counterclaims for compensatory and punitive damages, based on common law claims that were similar to claims previously dismissed. The defendants moved to dismiss the reply counterclaims. That motion was granted. Unimag is no longer in business and does not appear to have the assets to pay if a judgment is awarded to Kable News on its counterclaims.

Pursuant to an order of a United States Magistrate Judge in October 2003, Unimag presented each of the defendants with an analysis of its damage claim against such defendant. The damage claim against Kable News amounts to approximately $15.2 million; any damages awarded would be trebled.

Pretrial discovery has been completed. The action against Levy has been settled, and the remaining defendants have moved for summary judgment. If the case is not disposed of on the summary judgment motions, it is unlikely that a trial would be conducted prior to calendar 2006. An adverse outcome could materially affect the consolidated financial position and results of operations of the Company and its subsidiaries.

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

Item 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Name             Office Held / Principal Occupation for Past Five Years    Age
----             ------------------------------------------------------    ---
James Wall       Senior Vice President of the Company since 1991;          68
                 Chairman, President and Chief Executive Officer of
                 AMREP Southwest Inc., a wholly-owned subsidiary of the Company, since 1991.


Peter M. Pizza   Vice President and Chief Financial Officer of the         54
                 Company since May 2001; Vice President and Controller of the Company from 1997 to 2001.

Joseph S. Moran  Vice President, General Counsel and Secretary of the      57
                 Company since June 2005; Mr. Moran previously served as Vice President, General Counsel and Secretary of
                 SatCon Technology Corporation from 2001 to 2005 and as Senior Counsel and Director of Regulatory Affairs for Outboard Marine Corporation from 1996 to 2001.


Michael P. Duloc President and Chief Operating Officer of the Company's    48
                 Newsstand Distribution Services business since 1996 and of the Company's Fulfillment Services business since 2000.

The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

                                     PART II
                                     -------

Item 5.      Market for Registrant's  Common Equity, Related Stockholder Matters
-------      -------------------------------------------------------------------
             and Issuer Purchases of Equity Securities
             -----------------------------------------

The Company's common stock is traded on the New York Stock Exchange under the symbol "AXR". On July 1, 2005, there were approximately 1,725 holders of record of the common stock. The range of high and low closing prices for the last two fiscal years by quarter is presented below:

           FIRST            SECOND               THIRD              FOURTH
       ---------------   ---------------    ----------------    ----------------
       HIGH       LOW     HIGH      LOW      HIGH       LOW      HIGH       LOW
      ------    ------   ------   ------    ------    ------    ------    ------
2005 $ 20.80   $ 17.03  $ 18.55  $ 17.10   $ 23.90   $ 17.18   $ 28.34   $ 22.58
2004 $ 13.88   $  9.20  $ 16.45  $ 11.91   $ 16.05   $ 15.26   $ 17.65   $ 15.27


Dividend Policy

On July 13, 2005, the Company's Board of Directors declared a special dividend of $0.55 per share payable on August 19, 2005 to shareholders of record on July 26, 2005. The Board indicated that this dividend was based on its evaluation of the Company's financial performance in fiscal 2005 and the financial condition of the Company at the end of the 2005 fiscal year. This follows special dividends of $0.40 and $0.25 per share that were declared following the close of the prior two fiscal years, and it represents the third such cash dividend in the Company's history. The Board may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.

Sales of Unregistered Company Stock

Pursuant to the Company's 2002 Non-Employee Directors' Stock Plan, the Company issued an aggregate of 7,500 shares of its Common Stock to its six non-employee directors on each of September 15, 2004 and March 15, 2005, as partial payment for their services as directors for the six months preceding each such issuance. These issuances were not registered under the Securities Act of 1933, as amended, by reason of the exemption provided in Section 4(2) of such Act for transactions by an issuer not involving any public offering.

Equity Compensation Plan Information

See Item 12 of Part III of this annual report on Form 10-K which incorporates such information by reference from the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 6.      Selected Financial Data
-------      -----------------------

The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years has been derived from and is qualified by reference to the consolidated financial statements. The consolidated financial statements for the four years ended April 30, 2005 have been audited by McGladrey & Pullen, LLP, independent registered public accounting firm, and the consolidated financial statements for the year ended April 30, 2001 have been audited by Arthur Andersen LLP, independent public accountant. The information should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is Item 7 of Part II of this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.

                                         (In thousands of dollars except per share amounts)
                                                        Year Ended April 30,
                          ----------------------------------------------------------------------------------
                                  2005             2004           2003            2002              2001 (a)
                             --------------  ---------------  --------------- ---------------  -------------
Financial Summary (b):
  Revenues                    $   134,506      $  129,291      $   72,189      $   81,911       $    72,049
  Income from  Continuing
    Operations                $    15,588      $   11,297      $    6,227      $    3,721       $     2,901
  Income (loss) from
    Discontinued Operations,
    net of tax                $       (63)     $      380      $       46      $      (23)      $      (344)
  Net Income                  $    15,525      $   11,677      $    6,273      $    3,698       $     2,557
  Total Assets                $   194,309      $  171,165      $  159,550      $  149,832       $   164,844

Capitalization:
  Shareholders' Equity        $   117,405      $  105,522      $   93,828      $   93,479       $    89,781
  Notes Payable               $    12,054      $   12,643      $   18,427      $   16,619       $    44,260

Per Share:
  Earnings from Continuing
    Operations                $      2.36      $     1.71      $     0.94      $     0.57       $      0.43
  Income (loss) from
    Discontinued Operations   $     (0.01)     $     0.06      $     0.01      $    (0.01)      $     (0.05)

  Earnings Per Share-
    Basic and Diluted         $      2.35      $     1.77      $     0.95      $     0.56       $      0.38
  Book Value                  $     17.72      $    15.97      $    14.24      $    14.22       $     13.66
  Cash Dividend (c)           $      0.40      $     0.25      $        -      $        -       $         -

Shares Outstanding                  6,626           6,606           6,588           6,574             6,574

(a) Includes a tax benefit in the amount of $3.5 million (the equivalent of $0.52 per share) to reflect the settlement of 1993 and 1994 IRS tax examinations.
(b) Amounts for 2001-2004 have been reclassified to present the discontinued operation of the Utility subsidiary. See note 2 to the consolidated financial statements.
(c) On July 13, 2005, the Board of Directors declared a cash dividend of $0.55 per share payable August 19, 2005 to shareholders of record on July 26, 2005.

Item 7.      Management's  Discussion  and Analysis of  Financial Condition and
-------      ------------------------------------------------------------------
             Results of Operations
             ---------------------

INTRODUCTION
------------

For a description of the Company's business, refer to Item I of Part I of this annual report on Form 10-K.

As  indicated  in Item I, the  Company is  primarily  engaged in three  business segments: the Real Estate business operated by AMREP Southwest and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable. Data concerning industry segments is set forth in note 16 of the notes to the consolidated financial statements. The Company's foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 7 to 2005, 2004 and 2003 mean the fiscal years ended April 30, 2005, 2004 and 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements as well as the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments and estimates to be made include: (i) the determination of revenue recognition for the magazine distribution services business, which is based on estimates of allowances for magazine returns; (ii) allowances for doubtful accounts; (iii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (v) pension plan accounting; and (vi) legal contingencies. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that are believed to be reasonable under the circumstances. Certain of the most critical assumptions made in arriving at these accounting estimates are based on the following considerations: (i) distribution revenues represent commissions earned from the distribution of publications for client publishers which are recorded at the time the publications go on sale; however, since such publications are generally sold on a fully returnable basis, management also provides for estimated returns by charges to income which are determined on an issue by issue basis utilizing sales information and other relevant data, including publisher and like-title history; (ii) management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable; (iii) real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred; (iv) asset impairment determinations (including that of goodwill) are based upon the intended use of assets and expected future cash flows; (v) pension plan accounting and disclosure is based upon numerous assumptions and estimates, including the expected rate of investment return on retirement plan assets, the interest rate used to determine the present value of liabilities (the discount rate), and certain employee-related factors such as turnover, retirement age and mortality; and (vi) the Company is currently involved in one significant legal proceeding, which is described in Item 3 of this annual report on Form 10-K and which could have a material adverse effect if decided against the Company, and several routine matters. The legal proceeding described in Item 3 is not expected to come to trial before calendar 2006. It is possible that the consolidated financial position or results of operations for any particular quarterly or annual period could be materially affected by an outcome of this litigation that is significantly different from the judgments made in connection with preparing the accompanying financial statements.

Year Ended April 30, 2005 Compared to Year Ended April 30, 2004
---------------------------------------------------------------

Results of Operations

As discussed in more detail below, the Company began accounting for its water utility subsidiary as a "discontinued operation" in the quarter ended January 31, 2005. Accordingly, financial information from prior periods has been reclassified to conform to this presentation.

Consolidated revenues increased from $129,291,000 in 2004 to $134,506,000 in 2005, or 4%, as a result of revenue growth in the Company's Real Estate operations which was partially offset by decreased revenues from Kable's magazine service operations. Net income from continuing operations increased 38%, from $11,297,000, or $1.71 per share, in 2004 to $15,588,000, or $2.36 per share, in 2005, primarily as a result of the increased revenues and higher gross margins on land sales in the Real Estate operations.

Revenues from Kable's Fulfillment Services and Newsstand  Distribution  Services
businesses   (collectively,   "magazine  service  operations")   decreased  from

$99,791,000  in 2004 to  $96,913,000  in 2005.  This  decrease of 3% was the net result of a 4% revenue decline in Kable's Fulfillment Services segment partially offset by a 7% revenue increase in its Newsstand Distribution Services segment. The decline in Fulfillment Services revenues was anticipated and largely attributable to customer losses at Kable's Colorado fulfillment business which had been identified and known prior to Kable's acquisition of that business in 2003, while the increase in revenues of Newsstand Distribution Services resulted from additional business obtained in connection with Kable's purchase of certain distribution contracts in the third quarter of 2005. Kable's total operating expenses decreased 4% in 2005 compared to 2004, with the operating expenses of Fulfillment Services decreasing 6% compared to the prior year due in part to decreases in payroll and other variable expenses resulting from the revenue decrease, reduced third-party charges for outsourced computer processing and the inclusion in the prior year of approximately $1,600,000 of costs of relocating and centralizing certain fulfillment operations. Fulfillment operating expenses amounted to 84% of related revenues in 2005 compared to 86% in 2004. Operating costs for Newsstand Distribution Services increased 10% in 2005 compared to 2004 as a result of costs related to the increased revenues acquired in 2005 in connection with the purchase of certain newsstand distribution contracts, as well as certain costs incurred in the third and fourth quarters of 2005 for a special market study, and amounted to 68% of related revenues in 2005 compared to 66% in 2004.

As previously reported, it was expected that customer losses would occur at Kable's Colorado fulfillment business subsequent to the acquisition of that business in 2003 resulting from contract terminations or non-renewals known or anticipated at that time, and such customer losses have occurred throughout fiscal 2004 and fiscal 2005. It is expected that there will be a further significant decrease in fulfillment revenues in Colorado in fiscal 2006 compared to fiscal 2005 reflecting the customer losses which occurred during fiscal 2005, so that the results for Kable's Fulfillment Services business for 2005 are not necessarily a good indication of what may occur in future periods.

Revenues from land sales at the Company's AMREP Southwest subsidiary increased approximately 29%, to $36,154,000 in 2005 from $28,012,000 in 2004. This improvement was the result of an increased volume of sales of both developed and undeveloped lots in the Company's principal market of Rio Rancho, New Mexico, including the sale of several large parcels for commercial development. The gross profit percentages on land sales were 55% in 2005 and 51% in 2004. The pretax profit contribution from Real Estate operations also improved significantly in 2005 versus 2004, increasing from $11,410,000 in 2004 to $15,485,000 in 2005 reflecting the higher 2005 revenues and gross profit percentages. As previously reported, revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, so that prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses increased as a percentage of related revenues, from 3% in 2004 to 5% in 2005, due to the closing of a higher mix of land sales in 2004 without the involvement of a broker. Such costs generally vary depending upon the terms of specific land sale transactions. Real estate and corporate general and administrative expenses increased in 2005 versus 2004, principally due to the effect of an actuarial gain that occurred in the prior year resulting from the curtailment of future service benefits under the Company's pension plan. Kable's general and administrative costs decreased by approximately $300,000 from 2004 to 2005, and they remained at approximately 9% of total revenues in both years.

Interest and other revenues consisted primarily of interest on real estate mortgage loans and cash equivalents as well as rental income from commercial investments, and amounted to $1,439,000 in 2005 and $1,488,000 in 2004. Other expenses primarily consisted of expenses associated with rental operations and real estate taxes on land parcels not under development, and increased from $1,140,000 in 2004 to $1,453,000 in 2005 principally due to the cost of the settlement of warranty claim litigation related to the Company's previous homebuilding operations.

Results for 2004 included the recognition in the third quarter of a pretax gain of $1,686,000 (equivalent to $0.16 per share) from the accelerated recognition of a deferred actuarial gain resulting from the curtailment of future service benefits under the Company's pension plan. This transaction resulted in consolidated pension income of $485,000 in 2004 compared to pension expense of $303,000 in 2005 (see note 9 to the consolidated financial statements).

Discontinued Operations

In September 2004, a jury verdict was reached in court proceedings in connection with the condemnation of the Company's El Dorado water utility subsidiary (the

"Utility") in Santa Fe, New Mexico which valued the Utility at $11,000,000. The condemning authority, the Eldorado Water & Sanitation District (the "District"), had proposed a $6,200,000 valuation, which the Company had contested. On November 9, 2004, the Court entered its judgment confirming the jury verdict in the condemnation case, and required the District to deposit $7,000,000 into the Court's account by December 1, 2004. The Court granted the District possession of the Utility fifteen days after the date of the deposit, and required that the remaining balance of the verdict be deposited with 6% interest no later than June 1, 2005 or the property would be returned to the Company and the $7,000,000 deposit refunded. The District made the initial required $7,000,000 deposit on November 15, 2004 and took possession of the Utility's assets on December 1, 2004, at which time the Company began to account for the operations of the Utility as a "Discontinued Operation" and reclassified prior periods to conform to this presentation. On May 27, 2005, the $4,000,000 balance of the condemnation award was paid with interest. The Company estimates that the after-tax net gain from the condemnation (including interest, and net of expenses) will be approximately $3.5 million, or $0.53 per share. The results of the transaction, which will be reported as a Gain from the Sale of Discontinued Operations, will be recorded in the Company's financial statements for its fiscal 2006 first quarter which ends on July 31, 2005.

Year Ended April 30, 2004 Compared to Year Ended April 30, 2003
---------------------------------------------------------------

Results of Operations

Consolidated revenues increased from $72,189,000 in 2003 to $129,291,000 in 2004, primarily due to (i) Kable's acquisition of the subscription fulfillment business of Electronic Data Systems Corporation ("EDS") in April 2003 and (ii) a substantial increase in land sales activity at the Company's AMREP Southwest real estate subsidiary. As a result, net income from continuing operations increased from $6,227,000, or $0.94 per share, in 2003 to $11,297,000, or $1.71 per share, in 2004.

Revenues from magazine service operations increased from $54,058,000 in 2003 to $99,791,000 in 2004. Fulfillment Services revenues increased from $39,226,000 in 2003 to $87,629,000 in 2004, principally as a result of the acquisition of the EDS subscription fulfillment business in April 2003. This revenue increase was offset in part by a decline in revenues from the Newsstand Distribution Services business from $14,832,000 in 2003 to $12,162,000 in 2004, primarily due to a decline in magazine sales rates. Kable's total operating expenses also increased as a result of the acquisition of the EDS subscription fulfillment business. Operating expenses for Fulfillment Services increased from $33,658,000 in 2003 to $74,986,000 in 2004, and were approximately 86% of related revenues in 2004 compared to 85% in 2003. Fulfillment Services operating costs increased slightly as a percentage of related revenues as a result of the EDS acquisition, where certain costs of the acquired business's Colorado location were relatively higher than at the Company's other locations. These costs included charges of approximately $1,600,000 for relocating and centralizing certain fulfillment operations following the acquisition. Operating costs for Newsstand Distribution Services decreased to $8,032,000 in 2004 compared to $8,869,000 in 2003, but increased as a percentage of revenues from 62% in 2003 to 66% in 2004, reflecting the decline in Newsstand Distribution Services revenues.

Revenues from land sales at the Company's AMREP Southwest subsidiary also increased substantially in 2004, from $15,965,000 in 2003 to $28,012,000 in 2004. This improvement was the result of greater 2004 sales of both developed and undeveloped lots in the Company's principal market of Rio Rancho, New Mexico. The gross profit percentages on land sales were 51% in 2004 and 54% in 2003. The pretax profit contribution from the Real Estate segment improved significantly in 2004 versus 2003, reflecting the much higher 2004 revenues. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in the future.

Real estate commissions and selling expenses decreased as a percentage of related revenues from 5% in 2003 to 3% in 2004 due to closing a higher mix of land sales in 2004 without the involvement of a broker. Such costs generally vary depending upon the terms of specific land sale transactions. Real estate and corporate general and administrative expenses decreased approximately 7% in 2004 versus 2003 principally as a result of the allocable share of the pension gain recorded in the third quarter of 2004 which was netted against this expense. Kable's general and administrative costs increased in 2004 compared to 2003 as a result of the acquisition of the EDS subscription fulfillment business, but decreased from approximately 13% of Kable's revenues in 2003 to 9% in 2004. Interest expense increased in 2004 compared to 2003 as a result of borrowings incurred in connection with the acquisition as well as for additional working capital requirements.

Results for 2004 included a pretax gain of $1,686,000 (equivalent to $0.16 per share) from the accelerated recognition of a deferred actuarial gain due to the curtailment of future service benefits under the Company's pension plan. This resulted in consolidated pension income of $485,000 in 2004 compared to pension expense of $160,000 in 2003 (see note 9 to the consolidated financial statements).

Interest and other revenues decreased from $2,166,000 in 2003 to $1,488,000 in 2004 because there were certain non-recurring revenues in 2003, including interest on a tax refund and an insurance settlement. Other expenses were $1,023,000 in 2003 and $1,140,000 in 2004.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine service operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

In April 2005, various of Kable's subsidiaries comprising its Fulfillment Services and Newsstand Distribution Services businesses entered into a credit arrangement with a bank that allows separate revolving credit borrowings for each business of up to $11,000,000 for Fulfillment Services and up to $9,000,000 for Newsstand Distribution Services based upon a prescribed percentage of each borrower's eligible accounts receivable, as defined. The individual credit lines are collateralized by substantially all of each borrower's assets (consisting principally of accounts receivable and machinery and equipment) and bear interest at the bank's prime rate (5.75% at April 30, 2005) or, at the borrower's option, a reserve adjusted overnight or 30-day LIBOR-based interest rate plus a margin established quarterly of from 1.75% to 2.50%, dependent upon the borrower's funded debt to EBITDA ratio, as defined. At April 30, 2005, the interest rate was based on the overnight LIBOR rate option (3.0%), the borrowing availability of the Fulfillment Services business was $11,000,000 against which $5,981,000 was outstanding with interest at a rate of 4.94%, and the borrowing availability of the Newsstand Distribution Services business was $9,000,000 against which $1,524,000 was outstanding with interest at a rate of 4.69%. The credit arrangement requires the maintenance or achievement of certain financial ratios and contains certain financial restrictions, the most significant of which limit the amount of dividends and other payments that may be made by Kable to its parent or other affiliates, as well as capital expenditures and other borrowings. This credit arrangement matures in May 2010. An additional $3,000,000 is available under this credit arrangement for capital expenditures.

AMREP Southwest has a loan agreement with a bank with a maximum borrowing capacity of $10,000,000 that is used to support real estate development in New Mexico. The loan is uncollateralized and bears interest at the bank's prime rate less 0.75% or, at the borrower's option, a LIBOR-based interest rate plus 2.0%. At April 30, 2005, there were no balances outstanding under this arrangement. The credit agreement contains certain financial restrictions, the most significant of which limit other borrowings and require the maintenance of a minimum tangible net worth (as defined) and a certain level of unencumbered inventory. This credit arrangement matures in October 2008.

Consolidated notes payable outstanding were $12,054,000 at April 30, 2005 compared to $12,643,000 at April 30, 2004. The Real Estate business had no borrowings outstanding at April 30, 2005 compared to loans of $200,000 at April 30, 2004. Kable's combined outstanding borrowings decreased from $12,443,000 at April 30, 2004 to $12,054,000 at April 30, 2005.

Cash Flows From Operating Activities
------------------------------------

AMREP Southwest's real estate inventory amounted to $51,648,000 at April 30, 2004 compared to $52,906,000 at April 30, 2005. Inventories in the Company's core real estate market of Rio Rancho increased from approximately $44,794,000 at April 30, 2004 to $46,674,000 at April 30, 2005 as the result of development spending offset by land sale activity. The balance of inventory principally consisted of properties in Colorado and, in 2004, Florida.

Receivables from the Company's magazine service operations increased from $42,768,000 at April 30, 2004 to $51,348,000 at April 30, 2005 due in part to the purchase of additional distribution contracts in 2005 as well as the timing of billings and payments. Accounts payable and accrued expenses increased from

$41,931,000  at April 30, 2004 to  $50,720,000  at April 30, 2005 primarily as a result of the inclusion of the $7,000,000 deposit received in connection with the condemnation of the Utility (included in Investing Activities in the consolidated statements of cash flows) as well as, to a lesser extent, an increase in Kable's publishers' accounts payable reflecting the increase in receivables from magazine service operations.

The Company's unfunded pension liability under its defined benefit retirement plan increased from $3,206,000 at April 30, 2004 to $5,780,000 at April 30, 2005, principally due to an increase in plan liabilities resulting from a change in the discount rate used in actuarial calculations from 6.25% to 5.75%. As a result, the Company recorded a comprehensive loss of $1,362,000 in 2005 compared to comprehensive income of $1,420,000 in 2004 which reflects the change in the unfunded pension liability net of the related deferred tax and unrecognized prepaid pension amounts in each year.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures for property, plant and equipment were primarily related to Kable's magazine service operations and consisted of hardware and software expenditures incurred in connection with the expansion of the fulfillment services business. Capital expenditures for investment assets were incurred principally in connection with the development of commercial rental properties by AMREP Southwest. The Company believes that it has adequate financing capability to provide for its anticipated future capital expenditures.

Future Payments Under Contractual Obligations
---------------------------------------------

The table below summarizes significant contractual cash obligations as of April 30, 2005 for the items indicated (in thousands):




          Contractual                         Less than       1-3             3-5           More than
          Obligations           Total          1 year        years           years           5 years
          -----------        -----------    ------------   -----------    ------------    -------------

    Notes payable            $    12,054     $     2,089    $    2,460     $    7,505      $        -
    Operating leases               9,788           7,246         2,464             78               -
                             -----------    ------------   -----------    ------------    -------------
    Total                    $    21,842     $     9,335    $    4,924     $    7,583      $        -
                             ===========    ============   ===========    ============    =============


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values in fiscal years beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2007 which will begin May 1, 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No.123 in the year of adoption. The Company is currently evaluating these transition methods, and does not believe that the implementation of this standard will have a material impact on its financial position or results of operations; however, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an Amendment of APB No. 129" ("SFAS No. 153). The amendments made by SFAS No.153 are based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company's financial position or results of operations.

SEGMENT INFORMATION
-------------------

Information by industry segment is presented in note 16 to the consolidated financial statements. This information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures", which requires that industry segment information be prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimations are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management has evaluated the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of "pretax income (loss) contribution" of each segment as summarized in note 16 to the consolidated financial statements is presented for informational purposes, and is not necessarily the amount that would be reported if the segment were an independent company.

IMPACT OF INFLATION
-------------------

Operations of the Company can be impacted by inflation. Within the industries in which the Company operates, inflation can cause increases in the cost of materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. Within the land development industry, the Company encounters particular risks. A large part of the Company's real estate sales are to homebuilders who face their own inflationary concern that rising housing costs, including interest costs, may substantially outpace increases in the income of potential purchasers and make it difficult for them to finance the purchase of a new home or sell their existing home. If this situation were to exist, the demand for the Company's land by these homebuilder customers could decrease. In general, in recent years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company's markets, and as a result the Company has not found the inflation risk to be a significant problem in its real estate or magazine operations businesses.

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

A wide range of factors could materially affect the Company's future performance and financial and competitive position, including the following: (i) the level of demand for land in Rio Rancho, New Mexico, the principal market in which the Company's real estate subsidiary sells land; (ii) the possibility of further adverse changes in the magazine distribution system for magazines that the Company's Kable distribution subsidiary distributes, including the financial failure of a major wholesaler; (iii) the existing United Magazine lawsuit described in Item 3 of this Form 10-K and possible future litigation and governmental proceedings; (iv) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including possible acquisitions; (v) changes in U.S. financial markets, including significant interest rate fluctuations; (vi) the failure to carry out marketing and sales plans; (vii) the effect of or the failure to successfully complete various internal computer system enhancements in process and intended to integrate the systems of the subscription fulfillment business acquired in April 2003 and described in note 12 to the consolidated financial statements, or other acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems;
(viii) the ability to renew customer contracts within the magazine service operations business segments on favorable terms and conditions; and (ix) changes in economic or business conditions, including general economic and business conditions that are less favorable than expected.

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

Item 7(A).      Quantitative and Qualitative Disclosures About Market Risk
----------      ----------------------------------------------------------

The primary market risk facing the Company is interest rate risk on its long-term debt and fixed rate receivables. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk, but this risk is not material. The following table sets forth as of April 30, 2005 the Company's long term debt obligations and receivables (excluding trade accounts) by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (amounts in thousands):



                                                                      There-              FMV @
                    2006       2007     2008      2009      2010      after    Total     4/30/05
                    ----       ----     ----      ----      ----      -----    -----     -------

Fixed rate
 receivables      $  1,419   $  1,156  $  1,697  $    -    $    -    $    -   $  4,272  $  3,944

Weighted average
 interest rate         8.2%       8.1%      8.1%      -         -         -        8.2%        -

Fixed rate debt   $  2,089   $  1,397  $  1,063  $    -    $    -    $    -   $  4,549  $  4,495

Weighted average
 interest rate         5.1%       4.9%      4.0%      -         -         -        4.8%        -

Variable rate
 debt             $      -   $      -  $      -  $    -    $ 7,505   $    -   $  7,505  $  7,505

Weighted average
 interest rate           -          -         -       -        4.9%       -        4.9%        -



Item 8.      Financial Statements and Supplementary Data
-------      -------------------------------------------


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To the Shareholders
AMREP Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of AMREP Corporation and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2005. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.

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



/s/ McGladrey & Pullen, LLP

Davenport, Iowa
June 10, 2005




                                    AMREP CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                         APRIL 30, 2005 AND 2004
                                     (Dollar amounts in thousands)

                                     ASSETS                           2005                 2004
                                     ------                     ----------------    -----------------

CASH AND CASH EQUIVALENTS                                        $      37,743       $      26,805

RECEIVABLES, net:
   Magazine service operations                                          51,348              42,768
   Real estate operations                                                6,277               6,297
                                                                ----------------    -----------------
                                                                        57,625              49,065

REAL ESTATE INVENTORY                                                   52,906              51,648

INVESTMENT ASSETS, net                                                  11,356               9,611

PROPERTY, PLANT AND EQUIPMENT, net                                      11,600              18,261

OTHER ASSETS, net                                                       12,347              10,584

ASSETS OF DISCONTINUED OPERATIONS                                        5,541                   -

GOODWILL                                                                 5,191               5,191
                                                                ----------------    -----------------
     TOTAL ASSETS                                                 $    194,309        $    171,165
                                                                ================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             $     50,720        $      41,931
LIABILITIES OF DISCONTINUED OPERATIONS                                      13                  -

NOTES PAYABLE:
   Amounts due within one year                                           2,099                1,830
   Amounts subsequently due                                              9,955               10,813
                                                                ----------------    -----------------
                                                                        12,054               12,643

TAXES PAYABLE                                                            2,220                1,867
DEFERRED INCOME TAXES                                                    6,117                5,996
ACCRUED PENSION COST                                                     5,780                3,206
                                                                ----------------    -----------------

     TOTAL LIABILITIES                                                  76,904               65,643
                                                                ----------------    -----------------

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value;
    shares authorized - 20,000,000; shares issued - 7,414,704 at
    April 30, 2005 and 7,409,204 at April 30, 2004                         741                  741
   Capital contributed in excess of par value                           45,395               45,133
   Retained earnings                                                    82,695               69,815
   Accumulated other comprehensive loss, net                            (5,976)             ( 4,614)
   Treasury stock, at cost                                              (5,450)             ( 5,553)
                                                                ----------------    -----------------
     TOTAL SHAREHOLDERS' EQUITY                                        117,405              105,522
                                                                ----------------    -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    194,309        $     171,165
                                                                ================    =================


                                  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.



                                                  AMREP CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                           (Amounts in thousands, except per share amounts)


                                                                                 Year Ended April 30,
                                                               -------------------------------------------------------
                                                                    2005                2004               2003
                                                               ---------------     ---------------    ----------------
   REVENUES:
      Magazine service operations                              $    96,913         $    99,791        $     54,058

      Real estate operations-
        Land sales                                                  36,154              28,012              15,965

      Interest and other                                             1,439               1,488               2,166
                                                               ---------------     ---------------    ----------------

                                                                   134,506             129,291               72,189
                                                               ---------------     ---------------    ----------------

   COSTS AND EXPENSES:
      Operating expenses-
        Magazine service operations                                 79,324              83,020               42,527
        Real estate commissions and selling                          1,863                 923                  836
        Other                                                        1,453               1,140                1,023
      Real estate cost of sales-
        Land sales                                                  16,105              13,634                7,365
      General and administrative-
        Magazine Service operations                                  8,507               8,801                6,962
        Real estate operations and corporate                         3,680               2,894                3,114
      Interest, net                                                    660                 944                  582
                                                               ---------------     ---------------    ----------------

                                                                   111,592             111,356               62,409
                                                               ---------------     ---------------    ----------------

   INCOME FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                         22,914              17,935                9,780

   PROVISION  FOR INCOME TAXES FROM
        CONTINUING OPERATIONS                                        7,326               6,638                3,553
                                                               ---------------     ---------------    ----------------

   INCOME FROM CONTINUING OPERATIONS                                15,588              11,297                6,227

   INCOME (LOSS) FROM OPERATIONS OF
        DISCONTINUED BUSINESS
        (NET OF INCOME TAXES)                                          (63)                380                   46
                                                               ---------------     ---------------    ----------------

   NET INCOME                                                  $    15,525         $    11,677        $       6,273
                                                               ===============     ===============    ================

   EARNINGS PER SHARE FROM CONTINUING
        OPERATIONS                                             $      2.36         $      1.71        $        0.94
   EARNINGS (LOSS) PER SHARE FROM
        DISCONTINUED OPERATIONS                                      (0.01)               0.06                 0.01
                                                               ---------------     ---------------    ----------------

   EARNINGS PER SHARE - BASIC AND DILUTED                      $      2.35         $      1.77        $        0.95
                                                               ===============     ===============    ================

   WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                                           6,616               6,595                6,580
                                                               ===============     ===============    ================


                                   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                                                  AMREP CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (Amounts in thousands)



                                                           Capital                    Accumulated       Treasury
                                      Common Stock     Contributed in                    Other           Stock,
                                  -------------------     Excess of     Retained     Comprehensive         at
                                   Shares     Amount      Par Value     Earnings          Loss            Cost         Total
                                  -------    --------  ---------------  --------     -------------     ----------    ----------
BALANCE, April 30, 2002            7,400     $    740   $    44,935     $ 53,513      $        -       $  (5,709)    $  93,479

    Net income                         -            -             -        6,273               -               -         6,273

    Other comprehensive loss           -            -             -            -          (6,034)              -        (6,034)
                                                                                                                     ----------

    Total comprehensive income                                                                                             239
                                                                                                                     ----------

    Issuance of stock under
     Directors' Plan                   -            -            14            -               -              52            66

    Exercise of stock options          7            1            43            -               -               -            44
                                  -------    --------  ---------------  --------     -------------     ----------    ----------

BALANCE, April 30, 2003            7,407          741        44,992       59,786          (6,034)         (5,657)       93,828

    Net income                         -            -             -       11,677               -               -        11,677

    Other comprehensive income         -            -             -            -           1,420               -         1,420
                                                                                                                     ----------

    Total comprehensive income                                                                                          13,097
                                                                                                                     ----------

    Cash dividends                     -            -             -       (1,648)              -               -        (1,648)


    Issuance of stock under
     Directors' Plan                   -            -           126            -               -             104           230

    Exercise of stock options          2            -            15            -               -               -            15
                                  -------    --------  ---------------  --------     -------------     ----------    ----------

BALANCE, April 30, 2004            7,409          741        45,133       69,815          (4,614)         (5,553)      105,522

    Net income                         -            -             -       15,525               -               -        15,525

    Other comprehensive loss           -            -             -            -          (1,362)              -        (1,362)
                                                                                                                     ----------

    Total comprehensive income                                                                                          14,163
                                                                                                                     ----------

    Cash dividends                     -            -             -       (2,645)              -               -        (2,645)

    Issuance of stock under
     Directors' Plan                   -            -           159            -               -             103           262

    Exercise of stock options          6            -           103            -               -               -           103
                                  -------    --------  ---------------  --------     -------------     ----------    ----------

BALANCE, April 30, 2005            7,415     $    741   $    45,395     $ 82,695      $   (5,976)      $  (5,450)    $ 117,405
                                  =======    ========  ===============  ========     =============     ==========    ==========


                                 The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                                                  AMREP CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)


                                                                                                    Year Ended April 30,
                                                                                    ------------------------------------------------
                                                                                        2005              2004               2003
                                                                                    -----------       -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $   15,525        $    11,677       $     6,273
   Adjustments to reconcile net income
    to net cash provided by operating activities-
    Depreciation and amortization                                                        5,343              5,015             3,071
    Non-cash credits and charges:
     (Gain) loss on disposition of property plant and equipment                              -                619              (109)
     Provision for doubtful accounts                                                      (172)               680               237
     Pension (benefit) accrual                                                             303              ( 485)              160
     Stock based compensation - Directors' Plan                                            262                230                66
    Changes in assets and liabilities, excluding the effect of acquisitions:
     Receivables                                                                        (8,388)            (7,311)           (1,024)
     Real estate inventory                                                              (1,258)             4,863              (788)
     Other assets                                                                       (2,876)            (1,451)             (246)
     Accounts payable and accrued expenses                                               1,499              2,806            (1,112)
     Taxes payable`                                                                        353              1,262              (522)
     Deferred income taxes                                                               1,333              3,542               933
                                                                                    -----------       -------------     ------------
       Net cash provided by operating activities                                        11,924             21,447             6,939
                                                                                    -----------       -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - property, plant, and equipment                                (3,060)            (3,402)           (1,873)
   Capital expenditures - investment assets                                             (1,885)              (266)              (43)
   Deposit from condemnation of Utility Company                                          7,000                  -                 -
   Proceeds from disposition of property, plant and equipment                              190                  -               404
   Acquisitions, net                                                                      (100)                 -            (6,580)
                                                                                    -----------       -------------     ------------
       Net cash provided (used) by investing activities                                  2,145             (3,668)           (8,092)
                                                                                    -----------       -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                                                         25,596             27,831            28,098
   Principal debt payments                                                             (26,185)           (33,615)          (26,290)
   Exercise of stock options                                                               103                 15                44
   Cash dividends                                                                       (2,645)            (1,648)                -
                                                                                    -----------       -------------     ------------
       Net cash provided (used) by financing activities                                 (3,131)            (7,417)            1,852
                                                                                    -----------       -------------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   10,938             10,362               699
CASH AND CASH EQUIVALENTS, beginning of year                                            26,805             16,443            15,744
                                                                                    -----------       -------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                              $   37,743        $    26,805       $    16,443
                                                                                    ===========       =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized                                       $      568        $       822       $       918
                                                                                    ===========       =============     ============

   Income taxes paid - net of refunds                                               $     6,817       $     2,049       $     3,173
                                                                                    ===========       =============     ============
   Non-cash transaction: Note payable for acquisition of
     Distribution contracts                                                         $     1,170       $         -       $         -
                                                                                    ===========       =============     ============








                                   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
    -------------------------------------------------------------------

    Organization and principles of consolidation
    --------------------------------------------

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the "Company"). The Company, through its principal subsidiaries, is primarily engaged in three business segments. Kable Media Services, Inc. ("Kable") operates in the fulfillment services and magazine distribution services businesses (collectively, "magazine service operations"), and AMREP Southwest Inc. ("AMREP Southwest") operates in the real estate industry, principally in New Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year.

    Fiscal Year
    -----------

The Company's fiscal year ends on April 30. All references to 2005, 2004 and 2003 mean the fiscal years ended April 30, 2005, 2004 and 2003, respectively, unless the context otherwise indicates.

    Revenue recognition
    -------------------

Revenues from magazine service operations include revenues from the distribution of periodicals and subscription fulfillment and other activities. Distribution revenues represent commissions earned from the distribution of publications for client publishers which are recorded at the time the publications go on sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists". The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice. Accordingly, the Company provides for estimated returns by charges to income which are based on experience. Revenues from subscription fulfillment activities represent fees earned from the maintenance of computer files for customers, which are billed and earned monthly, and other fulfillment activities including customer telephone support, product fulfillment, and graphic arts and lettershop services, all of which are billed and earned as the services are provided. In accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", reimbursed postage costs are accounted for on a net basis.

Land sales are recognized when all elements of SFAS No. 66, "Accounting for Sales of Real Estate", are met, including when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged and title and other attributes of ownership have been conveyed to the buyer by means of a closing. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price. In the event the buyer defaults on the obligation, the property is taken back and recorded as inventory at the unpaid receivable balance, net of any deferred profit, but not in excess of fair market value less estimated costs to sell.

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

    Real estate inventory
    ---------------------

Land and improvements on land held for future development or sale are stated at the lower of accumulated cost (except in certain instances where property is repossessed as discussed above under "Revenue recognition"), which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes, or fair market value less estimated costs to sell.

    Investment assets
    -----------------

Investment assets consist of investment land and commercial rental properties.

Investment land represents vacant, undeveloped land not held for development or sale in the normal course of business and which is stated at the lower of cost or fair market value less the estimated costs to sell. Commercial rental properties are recorded at cost less accumulated depreciation. Depreciation of commercial rental properties is provided by the straight line basis over the estimated useful lives, which generally are 10 years or less for leasehold improvements and 40 years for buildings.

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

    Goodwill
    --------

The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed ("goodwill") is carried as an asset. Goodwill arose in connection with the acquisition of Kable in 1969 and, since this acquisition was made prior to the effective date of Accounting Principles Board Opinion ("APB") No. 17, was not amortized.

Effective May 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with an indefinite life are no longer subject to amortization and are reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. Based on a review completed in April 2005, the Company believes that no goodwill impairment existed at April 30, 2005.

    Long-lived assets
    -----------------

Long-lived assets, including real estate inventory, investment assets and property, plant and equipment, are evaluated in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The amount of impairment would be equal to the difference between the assets' carrying value and the discounted cash flows.

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

    Stock options
    -------------

The Company issues stock options to non-employee directors under the Non-Employee Directors Option Plan (see note 9). The Company accounts for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plan. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

    Comprehensive income (loss)
    ---------------------------

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income
(loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of the minimum pension liability net of the related deferred income taxes.

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

    Recent accounting pronouncements
    --------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values in fiscal years beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2007, which will begin on May 1, 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 in the year of adoption. The Company is currently evaluating these transition methods, and does not believe that the implementation of this standard will have a material impact on its financial position or results of operations; however, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets
- an Amendment of APB No. 129" ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company's financial position or results of operations.

    Reclassifications
    -----------------

The Company began to account for the operations of its El Dorado, New Mexico water utility subsidiary as a "Discontinued Operation" during the third quarter of 2005 and has reclassified prior periods to conform to this presentation (see note 2). Certain other prior year amounts in the consolidated financial statements have been reclassified to conform with the 2005 presentation with no effects on net income or shareholders' equity.

(2) DISCONTINUED OPERATIONS:
    ------------------------

In September 2004, a jury verdict was reached in court proceedings in connection with the condemnation of the Company's El Dorado water utility subsidiary (the "Utility") in Santa Fe, New Mexico which valued the Utility at $11,000,000. The condemning authority, the Eldorado Water & Sanitation District (the "District"), had proposed a $6,200,000 valuation, which the Company had contested. On November 9, 2004, the Court entered its judgment confirming the jury verdict in the condemnation case, and required the District to deposit $7,000,000 into the Court's account by December 1, 2004. The Court granted the District possession of the Utility fifteen days after the date of the deposit, and required that the remaining balance of the verdict be deposited with 6% interest no later than June 1, 2005 or the property would be returned to the Company and the $7,000,000 deposit refunded. The District made the initial required $7,000,000 deposit on November 15, 2004 and took possession of the Utility's assets on December 1, 2004, at which time the Company began to account for the operations of the Utility as a "Discontinued Operation" and reclassified prior periods to conform to this presentation. On May 27, 2005, the $4,000,000 balance of the condemnation award was paid with interest. The Company estimates that the after-tax net gain from the condemnation (including interest, and net of expenses) will be approximately $3.5 million, or $0.53 per share. The results of the transaction, which will be reported as a Gain from the Sale of Discontinued Operations, will be recorded in the Company's financial statements for its fiscal 2006 first quarter which ends on July 31, 2005.

(3) RECEIVABLES:
    ------------

Receivables consist of:                                              April 30,
                                                      -------------------------------------
                                                            2005                 2004
                                                      ----------------    -----------------
                                                                   (Thousands)
Magazine service operations-
   Accounts receivable (maturing within one year)      $     110,513       $     98,388
   Allowances for-
     Estimated returns                                       (57,524)           (53,808)
     Doubtful accounts                                        (1,641)            (1,812)
                                                      ----------------    -----------------
                                                       $      51,348       $     42,768
                                                      ================    =================
Real estate operations-
   Mortgage and other receivables                      $       6,373       $      6,489
   Allowance for doubtful accounts                               (96)              (192)
                                                      ----------------    -----------------
                                                       $       6,277       $      6,297
                                                      ================    =================


Magazine service operations receivables collateralize line-of-credit arrangements utilized for the magazine service operations (see note 8). Mortgage receivables bear interest at rates ranging from 8.0% to 12.0% and result primarily from land sales.

The Company extends credit to various companies in the real estate and magazine operations industries which may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. As industry practices allow, the Company's policy is to manage its exposure to credit risk through credit approvals and limits and, on occasion (particularly in connection with real estate land sales), the taking of collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information. In recent years, as a result of changes within the magazine distribution industry, there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines and, as a result, approximately 44% and 45% of Kable's accounts receivable were due from three customers at April 30, 2005 and 2004, respectively.

Kable performs fulfillment services for and purchases magazines for resale to wholesalers from publishing companies owned or controlled by a major shareholder and member of the Board of Directors. Commissions and other revenues earned on these transactions represented approximately 2%, 2% and 4% of consolidated revenues in 2005, 2004 and 2003, respectively.

Maturities of principal on real estate receivables at April 30, 2005 were as follows: 2006 - $3,503,000; 2007 - $1,156,000; 2008 - $1,714,000.

(4) REAL ESTATE INVENTORY:
    ----------------------

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory at April 30, 2005 and 2004 were $2,825,000 and $3,208,000, respectively. Interest costs capitalized during 2005, 2004 and 2003 were $65,000, $126,000 and $287,000, respectively. Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 2005 and 2004 were $2,635,000 and $3,116,000, respectively. Real estate taxes capitalized during 2005, 2004 and 2003 were $18,000, $42,000 and $72,000, respectively. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $883,000, $608,000 and $319,000 in 2005, 2004 and 2003, respectively, and $64,000 was charged to commercial rental properties in 2005.

Substantially all of the Company's real estate assets are located in Rio Rancho, New Mexico. As a result of this geographic concentration, the Company could be affected by changes in economic conditions in this region.

(5) INVESTMENT ASSETS:
    ------------------

Investment assets consist of:

                                                                    April 30,
                                                      -------------------------------------
                                                            2005                 2004
                                                      ----------------    -----------------
                                                                   (Thousands)

Land held for long-term investment                     $       6,573       $      6,573
                                                      ----------------    -----------------
Commercial rental properties -
    Land, buildings and improvements                           6,839              4,957
    Furniture and fixtures                                       216                213
                                                      ----------------    -----------------
                                                               7,055              5,170
    Accumulated depreciation                                  (2,272)            (2,132)
                                                      ----------------    -----------------
                                                               4,783              3,038
                                                      ----------------    -----------------
                                                       $      11,356       $      9,611
                                                      ================    =================


Land held for long-term investment represents property located in areas that will not be developed in the near term and thus has not been offered for sale.

Depreciation charged to operations amounted to $140,000, $137,000 and $138,000 in 2005, 2004 and 2003, respectively.

(6) PROPERTY, PLANT AND EQUIPMENT:
    ------------------------------
Property, plant and equipment consists of:

                                                                    April 30,
                                                      -------------------------------------
                                                            2005                 2004
                                                      ----------------    -----------------
                                                                   (Thousands)

Land, buildings and improvements                       $       4,139       $      4,392
Furniture and equipment                                       27,317             24,299
Utility plant and equipment                                        -              8,308
Other                                                            116                139
                                                      ----------------    -----------------
                                                              31,572             37,138
Accumulated depreciation and amortization                    (19,972)           (18,877)
                                                      ----------------    -----------------
                                                       $      11,600       $     18,261
                                                      ================    =================

Depreciation charged to operations amounted to $4,001,000, $4,100,000 and $1,943,000 in 2005, 2004 and 2003, respectively. As a result of the condemnation of the Utility, the Company began accounting for this subsidiary as a "discontinued operation" during the quarter ended January 31, 2005 (see note 2).

(7) OTHER ASSETS:
    -------------

Other assets consist of:

                                                                    April 30,
                                                      -------------------------------------
                                                            2005                 2004
                                                      ----------------    -----------------
                                                                   (Thousands)

Prepaid expenses                                       $       1,587       $      1,235
Deferred charges, net                                          9,105              8,836
Security and other deposits                                      325                266
Other                                                          1,330                247
                                                      ----------------    -----------------
                                                       $      12,347       $     10,584
                                                      ================    =================


Amortization related to deferred charges was $1,202,000, $778,000 and $990,000 in 2005, 2004 and 2003, respectively.

(8) DEBT FINANCING:
    ---------------

Debt financing consists of:
                                                                    April 30,
                                                      -------------------------------------
                                                            2005                 2004
                                                      ----------------    -----------------
                                                                   (Thousands)

Notes payable -
   Line-of-credit borrowings -
     Real estate operations and other                  $         -         $        200
     Magazine service operations                             7,505                8,618
   Other notes payable                                       4,549                3,825
                                                      ----------------    -----------------
                                                       $    12,054         $     12,643
                                                      ================    =================



Maturities of principal on notes outstanding at April 30, 2005 are as follows 2006 - $2,089,000; 2007 - $1,397,000; 2008 - $1,063,000; 2009 - $0; 2010 -
$7,505,000.

    Lines-of-credit and other borrowings
    ------------------------------------

In April 2005, various of Kable's subsidiaries comprising its Fulfillment Services and Newsstand Distribution Services businesses entered into a credit arrangement with a bank which allows separate revolving credit borrowings for each business of up to $11,000,000 for Fulfillment Services and up to $9,000,000 for Newsstand Distribution Services based upon a prescribed percentage of each borrower's eligible accounts receivable, as defined. The individual credit lines are collateralized by substantially all of each borrower's assets (consisting principally of accounts receivable and machinery and equipment) and bear interest at the bank's prime rate (5.75% at April 30, 2005) or, at the borrower's option, a reserve adjusted overnight or 30-day LIBOR-based interest rate plus a margin established quarterly of from 1.75% to 2.50% dependent upon the borrower's funded debt to EBITDA ratio, as defined. At April 30, 2005, the interest rate was based on the overnight LIBOR rate option (3.0%), the borrowing availability of the Fulfillment Services business was $9,000,000 against which $5,981,000 was outstanding with interest at a rate of 4.94%, and the borrowing availability of the Newsstand Distribution Services business was $11,000,000 against which $1,524,000 was outstanding with interest at a rate of 4.69%. The credit arrangement requires the maintenance or achievement of certain financial ratios and contains certain financial restrictions, the most significant of which limit the amount of dividends and other payments that may be made by the borrowers to their parent or other affiliates, as well as capital expenditures and other borrowings. This credit arrangement matures in May 2010. An additional $3,000,000 is available under this credit arrangement for capital expenditures.

AMREP Southwest has a loan agreement with a bank with a maximum borrowing capacity of $10,000,000 that may be used to support real estate development in New Mexico. The loan is uncollateralized and bears interest at the bank's prime rate less 0.75% or, at the borrower's option, a LIBOR-based interest rate plus 2.0%. At April 30, 2005, there were no balances outstanding under this arrangement. The credit agreement contains certain financial restrictions, the most significant of which limit other borrowings and require the maintenance of a minimum tangible net worth (as defined) and a certain level of unencumbered inventory. This credit arrangement matures in October 2008.

Other notes payable consist of equipment financing loans and, in 2005, a note payable related to the acquisition of distribution contracts, with a weighted average interest rate of 4.8% in 2005 and 5.4% in 2004.

(9) BENEFIT PLANS:
    --------------

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

Net periodic pension cost (income) for 2005, 2004 and 2003 was comprised of the following components:

                                                                         Year Ended April 30,
                                                         ------------------------------------------------------
                                                              2005               2004               2003
                                                         ---------------    ----------------   ----------------
                                                                              (Thousands)
Service cost (including plan expenses)                    $        124       $         784      $         568
Interest cost on projected
   benefit obligation                                            1,817               1,762              1,804
Expected return on assets                                       (2,064)             (1,793)            (2,049)
Amortization of prior service cost                                   -                (293)              (352)
Recognized net actuarial loss                                      426                 741                189
                                                         ---------------    ----------------   ----------------
Pension cost for normal activity                                   303               1,201                160
(Gain) on curtailment                                                -              (1,686)                 -
                                                         ---------------    ----------------   ----------------
Total cost (benefit) recognized in pretax  income                  303                (485)               160
Cost (benefit) recognized in pretax other
    comprehensive income                                         2,271              (2,368)            10,057
                                                         ---------------    ----------------   ----------------
                                                          $      2,574       $      (2,853)     $      10,217
                                                         ===============    ================   ================

Assumptions used in determining net periodic pension cost were:

                                                                         Year Ended April 30,
                                                      -----------------------------------------------------------
                                                             2005                 2004                 2003
                                                      -----------------    -----------------    -----------------

Discount rates                                              5.75%                6.25%                6.25%
Expected long-term rate of return
   on assets                                                8.0%                 8.0%                 8.0%


The following table sets forth changes in the plan's benefit obligations and assets, and summarizes components of amounts recognized in the Company's consolidated balance sheets:

                                                                                 April 30,
                                                                       -------------------------------
                                                                           2005              2004
                                                                       -------------    --------------
                                                                                (Thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year                             $   30,048        $   29,483
    Service cost (excluding expense component)                                   -               684
    Interest cost                                                            1,817             1,762
    Actuarial (gain) loss                                                    1,821              (123)
    Benefits paid                                                           (1,878)           (1,758)
                                                                       -------------    --------------
    Benefit obligation at end of year                                   $   31,808        $   30,048
                                                                       -------------    --------------
Change in plan assets:
    Fair value of plan assets at beginning of year                      $   26,842        $   22,400
    Actual return on plan assets                                             1,277             5,299
    Employer contribution                                                        -             1,025
    Benefits paid                                                           (1,878)           (1,758)
    Expenses paid                                                             (212)             (124)
                                                                       -------------    --------------
    Fair value of plan assets at end of year                            $   26,029        $   26,842
                                                                       -------------    --------------

Funded status                                                           $   (5,780)       $   (3,206)
Unrecognized net actuarial loss                                              9,961             7,689
                                                                       -------------    --------------
Net amount recognized in the balance sheets                             $    4,181        $    4,483
                                                                       =============    ==============

Amounts recognized on the balance sheets:
    Accrued pension costs                                               $   (5,780)       $   (3,206)
    Pre-tax accumulated comprehensive loss                                   9,961             7,689
                                                                       -------------    --------------
                                                                        $    4,181        $    4,483
                                                                       =============    ==============

The average asset allocation for the retirement plan was as follows:
                                                                                 April 30,
                                                                       -------------------------------
                                                                           2005             2004
                                                                       -------------    --------------
    Equity securities                                                          75 %               70 %
    Fixed income securities                                                    22                 27
    Other (principally cash and cash equivalents)                               3                  3
                                                                       -------------    --------------
    Total                                                                     100 %              100 %
                                                                       =============    ==============


The Company recorded other comprehensive income (loss) of ($1,362,000) in 2005, $1,420,000 in 2004 and ($6,034,000) in 2003 to account for the net effect of changes to the unfunded pension liability.

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

The plan's expected return on assets, as shown above, is based on management's expectation of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan is invested, as well as current economic and market conditions.

The Company funds the retirement plan according to IRS funding limitations. In 2004, $1,025,000 was paid by the Company to the plan. No contributions were required in 2005 and 2003. No contribution is expected to be required in 2006. The amount of future annual benefit payments is expected to be between $1.9 million and $2.1 million in 2006 through 2010, and an aggregate of approximately $11.2 million is expected to be paid in the five year period 2011-2015.

    Savings and Salary Deferral Plan
    --------------------------------

The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which all full-time employees with more than one year of service are eligible to participate and contribute to through salary deductions. The Company may make discretionary matching contributions, subject to the approval of its Board of Directors. As of March 1, 2004, the Company matches 66.67% of eligible employees' defined contributions up to a maximum of 4% of such employees' compensation. Prior to March 1, 2004, the matching contribution was 33.33% of each employee's defined contribution up to a maximum of 2% of compensation. The Company's contribution to the plan amounted to approximately $841,000, $389,000 and $251,000 in 2005, 2004 and 2003, respectively.

    Directors' Stock Plan
    ---------------------

During 2003, the Company adopted the AMREP Corporation 2002 Non-Employee Directors' Stock Plan and reserved 65,000 shares of common stock for issuance to non-employee directors. Under the plan, each non-employee director receives 1,250 shares of stock on each March 15 and September 15 as partial payment for services rendered. The expense recorded based upon the fair market value of the stock at time of issuance under this plan was $262,000 in 2005 (15,000 shares issued), $230,000 in 2004 (15,000 shares issued) and $66,000 in 2003 (7,500 shares issued), and 27,500 shares remain available for grant at April 30, 2005.

    Stock option plans
    ------------------

The Company has a Non-Employee Directors Option Plan which has 19,000 shares reserved for issuance at April 30, 2005 and provides for an automatic issuance of options to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant.

 A summary of activity in the Company's stock option plan is as follows:


                                                                   Year Ended April 30,
                                    -----------------------------------------------------------------------
                                            2005                    2004                      2003
                                    --------------------   -----------------------   ----------------------
                                               Weighted                  Weighted                Weighted
                                     Number     Average     Number        Average      Number     Average
                                       of      Exercise       of         Exercise        of      Exercise
                                     Shares      Price      Shares         Price       Shares      Price
                                     ------      -----      ------         -----       ------      -----
Options outstanding at
  beginning of year                   9,500     $ 9.12       9,000        $ 6.30       13,000     $ 5.92

Granted                               3,000      17.55       3,000         15.19        3,000       8.45
Exercised                            (5,500)      6.34      (2,500)         6.23       (7,000)      6.53
Expired or canceled                       -          -           -             -            -          -
                              -------------------      -------------------        -----------------
Options outstanding at
  end of year                         7,000      14.92       9,500          9.12        9,000       6.30
                              ===================      ===================        =================

Available for grant at
  end of year                        12,000                 15,000                     18,000
                              ===================      ===================        ==================

Options exercisable at
  end of year                         4,000                  6,500                      6,000
                              ===================      ===================        ==================

Range of exercise prices
  for options exercisable
  at end of year                $3.95 to $17.55          $3.95 to $8.45             $3.95 to $7.75
                              ===================      ===================        ==================


Options outstanding at April 30, 2005 are exercisable over a four year period beginning one year from date of grant. The weighted average remaining contractual life of options outstanding at April 30, 2005, 2004 and 2003 was 3.6, 3.2, and 3.1 years, respectively. The weighted average fair value of options granted during the year was $5.57 in 2005, $4.82 in 2004 and $2.84 in

2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: expected volatility of 42%, 44% and 46%; risk-free interest rates of 2.8%, 2.0% and 2.6%; and expected lives of 3 years.

Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plans. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

(10) INCOME TAXES:
     -------------

The provision for income taxes consists of the following:

                                                                         Year Ended April 30,
                                                        -------------------------------------------------------
                                                             2005                2004                2003
                                                        ----------------    ---------------     ---------------
                                                                            (Thousands)
Current:
    Federal                                               $   5,770            $  2,961            $  2,335
    State and local                                             488                 350                 316
                                                        ----------------    ---------------     ---------------
                                                              6,258               3,311               2,651
                                                        ----------------    ---------------     ---------------
Deferred:
    Federal                                                     928               3,011                 793
    State and local                                             103                 531                 140
                                                        ----------------    ---------------     ---------------
                                                              1,031               3,542                 933
                                                        ----------------    ---------------     ---------------
Total provision for income taxes                          $   7,289            $  6,853            $  3,584
                                                        ================    ===============     ===============

The provision for income taxes has been allocated as follows:

                                                                         Year Ended April 30,
                                                        -------------------------------------------------------
                                                             2005                2004                2003
                                                        ----------------    ---------------     ---------------
                                                                            (Thousands)

Continuing operations                                     $   7,326            $  6,638            $  3,553
Discontinued operations                                         (37)                215                  31
                                                        ----------------    ---------------     ---------------
Total provision for income taxes                          $   7,289            $  6,853            $  3,584
                                                        ================    ===============     ===============


The components of the net deferred income tax liability are as follows:

                                                                                    April 30,
                                                                       -------------------------------------
                                                                            2005                  2004
                                                                       ---------------      ----------------
                                                                                   (Thousands)
Deferred income tax assets-
     State tax loss carryforwards                                       $     4,902          $      5,009
     Accrued pension costs                                                    2,316                 1,282
     Real estate inventory valuation                                              -                   566
     Other                                                                    1,562                 1,573
                                                                       ---------------      ----------------
     Total deferred income tax assets                                         8,780                 8,430
                                                                       ---------------      ----------------

Deferred income tax liabilities-
     Real estate basis differences                                           (2,022)               (2,149)
     Reserve for periodical returns                                          (1,470)               (1,177)
     Depreciable assets                                                      (3,369)               (3,270)
     Capitalized costs for financial reporting
       purposes, expensed for tax                                            (3,281)               (2,968)
                                                                       ---------------      ----------------
     Total deferred income tax liabilities                                  (10,142)               (9,564)
                                                                       ---------------      ----------------

     Valuation allowance for realization of state tax
       loss carry forwards                                                   (4,755)               (4,862)
                                                                       ---------------      ----------------
Net deferred income tax liability                                       $    (6,117)          $    (5,996)
                                                                       ===============      ================

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company's actual tax provision (benefit):

                                                                               Year Ended April 30,
                                                              --------------------------------------------------------
                                                                    2005                2004                2003
                                                              ----------------     ---------------     ---------------
                                                                                     (Thousands)
Computed tax provision at
  statutory rate                                               $      8,020         $      6,098        $     3,325
Increase (reduction) in tax resulting from:
     State income taxes, net of federal
       income tax effect                                                395                  717                391
     Other, primarily permanent differences related   to
       real estate land contributions                                (1,089)                (177)              (163)
                                                              ----------------     ---------------    ----------------
Actual tax provision                                           $      7,326         $      6,638       $      3,553
                                                              ================     ===============    ================


(11) SHAREHOLDERS' EQUITY:
     ---------------------

The Company recorded other comprehensive income (loss) of ($1,362,000) in 2005, $1,420,000 in 2004 and ($6,034,000) in 2003 to account for the net effect of changes to the unfunded pension liability (see note 9).

In connection with the 2002 Non-Employee Directors' Stock Plan, 15,000 shares of common stock were issued from treasury stock in each of 2005 and 2004 to members of the Board of Directors as partial compensation for services. As a result, there were 788,592 and 803,592 shares held in the treasury at April 30, 2005 and 2004, respectively.

(12) ACQUISITIONS:
     -------------

In November 2004, Kable's Distribution Services subsidiary purchased a portfolio of magazine distribution contracts for a total purchase price of approximately $1,270,000, consisting of cash ($100,000) and a $1,170,000 note payable. The purchase price was capitalized and is included in Other Assets on the accompanying consolidated balance sheet.

In April 2003, Kable's Fulfillment Services subsidiary acquired certain tangible and intangible assets and assumed certain liabilities constituting the subscription fulfillment business of Electronic Data Systems Corporation and various subsidiaries in order to expand its fulfillment operations. The purchase price for these assets was approximately $10,000,000 and consisted of cash and the assumption of certain customer deposit liabilities. The transaction has been accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations", and the results of operations since the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the acquired assets based upon an appraisal and other studies. The purchase price allocation was as follows: Property, plant and equipment - $7,486,000; Other assets - $4,296,000; Accrued expenses - $5,202,000; Total cash price - $6,580,000.

(13) COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Land sale contracts
     -------------------

The Company has entered into several conditional sales contracts for the sale of approximately 1,180 lots in Rio Rancho, New Mexico which would close at varying times throughout fiscal 2006 and 2007; however, since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts.

     Non-cancelable leases
     ---------------------

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2005, 2004 and 2003 was approximately $9,359,000, $12,075,000 and $4,378,000 respectively.

The total minimum rental commitments for years subsequent to April 30, 2005 of $9,788,000 are due as follows: 2006 - $7,246,000; 2007 - $2,105,000; 2008 -
$359,000; 2009 - $61,000; 2010 - $17,000; thereafter - none.

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

(14) LITIGATION:
     -----------

A subsidiary of Kable is a defendant in a lawsuit in which the plaintiff is a former wholesaler no longer in business who alleges that the company and other national magazine distributors and wholesalers engaged in violations of the Robinson-Patman Act (which generally prohibits discriminatory pricing) that caused it to go out of business. The plaintiff is seeking damages from the Kable defendant of approximately $15.2 million; any damages awarded would be trebled. Kable's subsidiary is vigorously defending itself, but the outcome of this matter is unknown. Pretrial discovery has been completed, and it is unlikely that a trial will commence prior to calendar 2006. No provision has been made in the financial statements for this contingency.

The Company and its subsidiaries are involved in various other claims and legal actions incident to their operations which, in the opinion of management and based upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, magazine service trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates changes. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables was $3.9 million and $4.2 million versus carrying amounts of $4.3 million and $4.1 million at April 30, 2005 and April 30, 2004, respectively. The estimated fair value of the Company's long-term, fixed-rate notes payable was $4.5 million versus a carrying amount of $4.5 million as of April 30, 2005 and $3.9 million versus $3.8 million as of April 30, 2004.

(16) INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
     -------------------------------------------------------
     INDUSTRY SEGMENTS:
     ------------------

The Company has identified three segments in which it currently operates under the definition established by SFAS No. 131. The Company's magazine service operations subsidiary has two identified segments, Newsstand Distribution Services and Fulfillment Services. Newsstand Distribution Services operations involve the national and, to a small degree, international distribution and sale of periodicals to wholesalers, and Fulfillment Services operations involve the performance of subscription and product fulfillment and other related activities on behalf of various publishers and other clients. Real Estate operations primarily  include  land  sales  activities,  which  involve  the  obtaining  of approvals and development of large tracts of land for sales to homebuilders, commercial users and others, as well as investments in commercial and investment properties. Corporate revenues and expenses not identifiable with a specific segment are grouped together in this presentation. Certain revenues and expenses which in prior years had been included with Corporate have been reclassified to conform to the current year presentation and included in Real Estate Operations. In addition, the operations of the Company's Utility subsidiary, which previously had been included in Corporate, are presented as "Discontinued Operations" within the accompanying financial statements, and therefore its revenues and expenses are excluded from the segment information. Certain common expenses as well as identifiable assets are allocated among industry segments based upon management's estimate of each segment's absorption.

Summarized data relative to the industry segments in which the Company has operations is as follows (amounts in thousands):

                                           Newsstand
                                         Distribution      Fulfillment     Real Estate
                                           Services        Services         Operations        Corporate        Consolidated
                                           --------        --------         ----------        ---------        ------------
Year ended April 30, 2005:
   Revenues                             $   13,017        $   83,896       $   37,385         $     208        $   134,506
   Expenses                                 11,603            76,228           20,995             2,106            110,932
   Management fee (income)                     116               784              900            (1,800)                 -
   Interest expense, net                        47               555                5                53                660
                                       ---------------   -------------    -------------      ------------     --------------
   Pretax income (loss) contribution
     from continuing operations         $    1,251        $    6,329       $   15,485         $    (151)       $    22,914
                                       ===============   =============    =============      ============     ==============

   Depreciation and amortization        $      575        $    4,403       $      188         $     177        $     5,343
   Identifiable assets                  $   38,681        $   41,918       $   75,571         $  32,948        $   189,118
   Intangible assets                    $    3,893        $    1,298       $        -         $       -        $     5,191
   Capital expenditures                 $        -        $    3,018       $    1,913         $      14        $     4,945
----------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 2004:
   Revenues                             $   12,162        $   87,629       $   29,415         $      85        $   129,291
   Expenses                                 11,036            80,786           17,022             1,568            110,412
   Management fee (income)                     141               592              770            (1,503)                 -
   Interest expense, net                        30               615              213                86                944
                                       ---------------   -------------    -------------      ------------     --------------
   Pretax income (loss) contribution
     from continuing operations         $      955        $    5,636       $   11,410         $     (66)       $    17,935
                                       ===============   =============    =============      ============     ==============

   Depreciation and amortization        $      459        $    4,087       $      225         $     244        $     5,015
   Identifiable assets                  $   33,917        $   38,983       $   76,934         $  16,140        $   165,974
   Intangible assets                    $    3,893        $    1,298       $        -         $       -        $     5,191
   Capital expenditures                 $      218        $    3,069       $      266         $     115        $     3,668

----------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2003:
   Revenues                             $   14,832        $   39,226       $   17,738         $     393        $    72,189
   Expenses                                 12,147            37,342           10,932             1,406             61,827
   Management fee (income)                     182               518              700            (1,400)                 -
   Interest expense, net                       190               162              137                93                582
                                       ---------------   -------------    -------------      ------------     --------------
   Pretax income contribution
      from continuing operations        $    2,313        $    1,204       $    5,969         $     294        $     9,780
                                       ===============   =============    =============      ============     ==============

   Depreciation and amortization        $      763        $    1,848       $      227         $     233        $      3,071
   Identifiable assets                  $   31,962        $   34,970       $   73,991         $  13,436        $    154,359
   Intangible assets                    $    3,893        $    1,298       $        -         $       -        $      5,191
   Capital expenditures                 $       66        $    1,263       $       65         $     522        $      1,916

----------------------------------------------------------------------------------------------------------------------------


(17) SELECTED QUARTERLY FINANCIAL DATA (Unaudited):
     ----------------------------------------------

                                             (In thousands of dollars, except per share amounts)
                                                                  Quarter Ended
                                         -----------------------------------------------------------------

Year ended April 30, 2005:                  July 31,       October 31,      January 31,      April 30,
                                              2004            2004            2005             2005
                                         --------------  ---------------  --------------  --------------

Revenues                                  $    33,638     $     33,230     $    31,486     $    36,152

Gross Profit                                    9,967            9,465           7,120          11,072

Income from continuing
 operations, net of taxes                       3,941            4,370           2,511           4,766
                                         --------------  ---------------  --------------  --------------

Income (loss) from operations of
 discontinued business, net of
 taxes                                             85             (175)             50             (23)
                                         --------------  ---------------  --------------  --------------

Net income                                $     4,026     $      4,195     $     2,561     $     4,743
                                         ==============  ===============  ==============  ==============
Earnings (loss) per share - Basic
 and Diluted:
  Continuing Operations                   $      0.60     $       0.66     $      0.38     $      0.72
  Discontinued Operations                        0.01            (0.03)           0.01               -
                                         --------------  ---------------  --------------  --------------

Total                                     $      0.61     $       0.63     $      0.39     $      0.72
                                         ==============  ===============  ==============  ==============

Year ended April 30, 2004:                  July 31,       October 31,      January 31,      April 30,
                                              2003             2003            2004            2004
                                         --------------  ---------------  --------------  --------------
Revenues                                  $    33,061     $     32,173     $    32,969     $    31,088

Gross Profit                                    9,416            7,604           6,933           7,544

Income from continuing
 operations, net of taxes                       3,375            2,564           3,341           2,017
                                         --------------  ---------------  --------------  --------------
Income from operations of
 discontinued business, net of
 taxes                                            156              152              42              30
                                         --------------  ---------------  --------------  --------------

Net income                                $     3,531     $      2,716     $     3,383     $     2,047
                                         ==============  ===============  ==============  ==============
Earnings per share - Basic and
 Diluted:
  Continuing Operations                   $      0.51     $       0.39     $      0.50     $      0.31
  Discontinued Operations                        0.03             0.02            0.01              -
                                         --------------  ---------------  --------------  --------------
Total                                     $      0.54     $       0.41     $      0.51     $      0.31
                                         ==============  ===============  ==============  ==============

Item 9.      Changes in and Disagreements with Accountants on Accounting
-------      -----------------------------------------------------------
             and Financial Disclosure
             ------------------------

None

Item 9A.      Controls and Procedures
--------      -----------------------

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certifications accompany this annual report, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other executive officers have concluded that such disclosure controls and procedures are effective, in all material respects, to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there was no significant change to the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

No change in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


Item 9B.      Other Information
--------      -----------------

None

                                    PART III
                                    --------


Item 10.      Directors and Executive Officers of the Registrant.
--------      ---------------------------------------------------

The information set forth under the headings "Election of Directors", "The Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "2005 Proxy Statement") is incorporated herein by reference. In addition, information concerning the Company's executive officers is included in Part I above under the caption "Executive Officers of the Registrant."

Item 11.      Executive Compensation.
--------      -----------------------

The information set forth under the headings "Executive Compensation" and "The Board of Directors and its Committees" in the 2005 Proxy Statement is incorporated herein by reference.

Item 12.      Security  Ownership of Certain  Beneficial  Owners and  Management
--------      ------------------------------------------------------------------
              and Related Stockholder Matters.
              --------------------------------

The information set forth under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and under the subheading "Equity Compensation Plan Information" in the 2005 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions.
--------      -----------------------------------------------

The information set forth under the heading "Compensation Committee Interlocks and Insider Participation" in the 2005 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.
--------      ---------------------------------------

The information set forth under the subheadings "Audit Fees" and "Pre-Approval Policies and Procedures" in the 2005 Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

Item 15.      Exhibits and Financial Statement Schedules
--------      ------------------------------------------

(a)       1.  Financial  Statements.   The  following   consolidated   financial
              ----------------------
statements and supplementary financial information are filed as part of this report:

          AMREP Corporation and Subsidiaries:

          o Report of Independent Registered Public Accounting Firm dated June 10, 2005 - McGladrey & Pullen, LLP

          o    Consolidated Balance Sheets - April 30, 2005 and 2004

          o Consolidated Statements of Income for the Three Years Ended April 30, 2005

          o Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2005

          o Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2005

          o    Notes to Consolidated Financial Statements

          2. Financial  Statement  Schedules.  The following financial statement
             --------------------------------
schedule is filed as part of this report:

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

(b)       Exhibits.  See (a)3 above.
          ---------

(c)       Financial Statement Schedules.  See (a)2 above.
          ------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      AMREP CORPORATION
                                                       (Registrant)

Dated:  July 28, 2005                                 By /s/Peter M. Pizza
                                                         -----------------
                                                       Peter M. Pizza
                                                       Vice President and Chief
                                                       Financial Officer

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

/s/Peter M. Pizza                                     /s/Nicholas G. Karabots
-----------------                                     -----------------------
  Peter M. Pizza                                       Nicholas G. Karabots
  Vice President and Chief Financial Officer           Director
  Principal Financial Officer                          Dated:  July 28, 2005
  and Principal Accounting Officer*
  Dated:  July 28, 2005

/s/Jerome Belson                                      /s/Albert V.  Russo
----------------                                      -------------------
  Jerome Belson                                        Albert V. Russo
  Director                                             Director
  Dated:  July 28, 2005                                Dated:  July 28, 2005

/s/Edward B. Cloues II                                /s/Samuel N. Seidman
----------------------                                --------------------
  Edward B. Cloues II                                  Samuel N. Seidman
  Director                                             Director
  Dated:  July 28, 2005                                Dated:  July 28, 2005

/s/Lonnie A. Coombs                                   /s/James Wall
-------------------                                   -------------
  Lonnie A. Coombs                                     James Wall
  Director                                             Director*
  Dated:  July 28, 2005                                Dated:  July 28, 2005

                                                      /s/Michael P. Duloc
                                                      -------------------
                                                       Michael P. Duloc
                                                       President, Kable Media
                                                        Sevices, Inc.*
                                                       Dated:  July 28, 2005



-----------------
*The Registrant is a holding company which does substantially all of its business through two wholly-owned subsidiaries (and their subsidiaries). Those wholly-owned subsidiaries are AMREP Southwest Inc. ("ASW") and Kable Media Services, Inc. ("Kable"). James Wall is the principal executive officer of ASW, and Michael P. Duloc is the principal executive officer of Kable. The registrant has no chief executive officer. Its executive officers include James Wall, Senior Vice President and Peter M. Pizza, Vice President and Chief Financial Officer, and Michael P. Duloc, who may be deemed an executive officer by reason of his position with Kable.



                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                   (Thousands)
                                                                       Additions
                                                             --------------------------------
                                                                Charges         Charged
                                              Balance at      (Credits) to    (Credited) to
                                               Beginning        Costs and          Other                         Balance at End
            Description                        of Period        Expenses         Accounts         Deductions       of Period
            -----------                     ---------------  --------------- ----------------   --------------   --------------



 FOR THE YEAR ENDED
 APRIL 30, 2005:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $       192      $        -      $          -       $       96       $       96
                                            ---------------  --------------- ----------------   --------------   --------------

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - magazine circulation
       operations on the consolidated
       balance sheet)                         $    55,620      $    3,825      $          -       $      280       $   59,165
                                            ---------------  --------------- ----------------   --------------   --------------

 FOR THE YEAR ENDED
 APRIL 30, 2004:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $       280      $        7      $          -       $       95       $      192
                                             ---------------  --------------- ----------------   --------------   --------------

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - magazine circulation
       operations on the consolidated
       balance sheet)
                                              $    65,811      $  (10,015)     $          -       $      176       $   55,620
                                            ---------------  --------------- ----------------   --------------   --------------

 FOR THE YEAR ENDED
 APRIL 30, 2003:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $       253      $       97      $          -       $       70       $      280
                                             ---------------  --------------- ----------------   --------------   --------------

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - magazine circulation
       operations on the consolidated
       balance sheet)                         $    57,911      $    8,030      $          -       $      130       $   65,811
                                            ---------------  --------------- ----------------   --------------   --------------

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

3 (b)         By-Laws as restated July 13, 2004 - Incorporated by  reference  to
                    Exhibit 3 (b) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

4 (a)         Amended  and  Restated  Loan and  Security  Agreement  dated as of
                    April 28, 2005 among Kable News Company, Inc., Kable Distribution Services, Inc., Kable News Export, Ltd., Kable News International, Inc., Kable Fulfillment Services, Inc. and Kable Fulfillment Services of Ohio, Inc. and LaSalle Bank National Association. - Incorporated by reference to
                    Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 3, 2005.

4 (b)        Credit Agreement dated as of April 1, 2005 between AMREP  Southwest
                    Inc. and Wells Fargo Bank, National Association - Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 11, 2005.

4 (c)        Revolving Line  of  Credit  Note dated  April 1,  2005  from  AMREP
                    Southwest Inc. to Wells Fargo Bank, National Association - Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 11, 2005.

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

10 (c)       Offer letter dated June 2, 2005 from Registrant to Joseph S.  Moran
                    - Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 8, 2005.*

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

31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

32 Certification required by Rule 13a - 14 (b) under the Securities Exchange Act of 1934.

--------------
* Management contract or compensatory plan or arrangement in which directors or officers participate.