Form 10-K/A
period 2005-04-30
AMREP CORP
filed 2005-08-03
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
  FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of AMREP Corporation for the fiscal year ended April 30, 2005 is being filed to correct minor technical and typographical errors which appear in Items 7, 7(A) and 8 of the original filing. This Amendment does not report any changes to any of the Registrant's revenues, income, cash flows, assets or liabilities reported in the original filing.








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

Revenues from magazine service operations increased from $54,058,000 in 2003 to $99,791,000 in 2004. Fulfillment Services revenues increased from $39,226,000 in 2003 to $87,629,000 in 2004, principally as a result of the acquisition of the EDS subscription fulfillment business in April 2003. This revenue increase was offset in part by a decline in revenues from the Newsstand Distribution Services business from $14,832,000 in 2003 to $12,162,000 in 2004, primarily due to a decline in magazine sales rates. Kable's total operating expenses also increased as a result of the acquisition of the EDS subscription fulfillment business. Operating expenses for Fulfillment Services increased from $33,658,000 in 2003 to $74,986,000 in 2004, and were approximately 86% of related revenues in 2004 and 2003. Fulfillment Services operating costs increased slightly as a percentage of related revenues as a result of the EDS acquisition, where certain costs of the acquired business's Colorado location were relatively higher than at the Company's other locations. These costs included charges of approximately $1,600,000 for relocating and centralizing certain fulfillment operations following the acquisition. Operating costs for Newsstand Distribution Services decreased to $8,032,000 in 2004 compared to $8,869,000 in 2003, but increased as a percentage of revenues from 60% in 2003 to 66% in 2004, reflecting the decline in Newsstand Distribution Services revenues.

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

Future Payments Under Contractual Obligations
---------------------------------------------

The table below summarizes significant contractual cash obligations as of April 30, 2005 for the items indicated (in thousands):




          Contractual                         Less than       1-3             3-5           More than
          Obligations           Total          1 year        years           years           5 years
          -----------        -----------    ------------   -----------    ------------    -------------

    Notes payable            $    12,054     $     2,099    $    2,450     $    7,505      $        -
    Operating leases               9,788           7,246         2,464             78               -
                             -----------    ------------   -----------    ------------    -------------
    Total                    $    21,842     $     9,345    $    4,914     $    7,583      $        -
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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an Amendment of APB No. 129" ("SFAS No. 153). The amendments made by SFAS No.153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance". This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company's financial position or results of operations.

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



                                                                      There-              FMV @
                    2006       2007     2008      2009      2010      after    Total     4/30/05
                    ----       ----     ----      ----      ----      -----    -----     -------

Fixed rate
 receivables      $  1,419   $  1,156  $  1,697  $    -    $    -    $    -   $  4,272  $  3,944

Weighted average
 interest rate         8.2%       8.1%      8.1%      -         -         -        8.2%        -

Fixed rate debt   $  2,099   $  1,387  $  1,063  $    -    $    -    $    -   $  4,549  $  4,495

Weighted average
 interest rate         5.1%       4.9%      4.0%      -         -         -        4.8%        -

Variable rate
 debt             $      -   $      -  $      -  $    -    $ 7,505   $    -   $  7,505  $  7,505

Weighted average
 interest rate           -          -         -       -        4.9%       -        4.9%        -



Item 8.      Financial Statements and Supplementary Data
-------      -------------------------------------------


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
                                                      ================    =================



Maturities of principal on notes outstanding at April 30, 2005 are as follows 2006 - $2,099,000; 2007 - $1,387,000; 2008 - $1,063,000; 2009 - $0; 2010 -
$7,505,000.

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, magazine service trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables was $3.9 million and $4.2 million versus carrying amounts of $4.3 million and $4.1 million at April 30, 2005 and April 30, 2004, respectively. The estimated fair value of the Company's long-term, fixed-rate notes payable was $4.5 million versus a carrying amount of $4.5 million as of April 30, 2005 and $3.9 million versus $3.8 million as of April 30, 2004.

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

                                                      AMREP CORPORATION
                                                       (Registrant)

Dated:  August 3, 2005                                By /s/Peter M. Pizza
                                                         -----------------
                                                       Peter M. Pizza
                                                       Vice President and Chief
                                                       Financial Officer

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

21           Subsidiaries of  Registrant - Incorporated by  reference to Exhibit
                    21 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2005 filed July 28, 2005.

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