Form 10-Q
period 2005-07-31
AMREP CORP
filed 2005-09-13
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 31, 2005
                               ----------------------------------

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

                           Yes    X      No
                              --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes           No    X
                              --------      ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes           No    X
                              --------      ----------

Number of Shares of Common Stock, par value $.10 per share, outstanding at July 31, 2005 - 6,626,112.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1. Financial Statements

        Consolidated Balance Sheets (Unaudited)
          July 31, 2005 and April 30, 2005                                 1

        Consolidated Statements of Operations and Retained Earnings
          (Unaudited) Three Months Ended July 31, 2005 and 2004            2

        Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended July 31, 2005 and 2004                        3

        Notes to Consolidated Financial Statements                         4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      5 - 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk         8

Item 4. Controls and Procedures                                            8

PART II.  OTHER INFORMATION

Item 6. Exhibits                                                           9

SIGNATURE                                                                  10

EXHIBIT INDEX                                                              11

                           PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------    --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                                                                        July 31,               April 30,
                                                                                          2005                   2005
                                                                                   ------------------    -------------------

ASSETS:
Cash and cash equivalents                                                          $      43,341          $       37,743
Receivables, net:
   Magazine service operations                                                            44,068                  51,348
   Real estate operations                                                                  6,255                   6,277
                                                                                   ------------------    -------------------
                                                                                          50,323                  57,625

Real estate inventory                                                                     54,575                  52,906
Investment assets - net                                                                   11,308                  11,356
Property, plant and equipment, at cost, net of accumulated
   depreciation and amortization of $20,966 at July 31, 2005
   and $19,972 at April 30, 2005                                                          11,345                  11,600
Other assets, net                                                                         13,402                  12,347
Assets of discontinued operations                                                              -                   5,541
Goodwill                                                                                   5,191                   5,191
                                                                                   ------------------    -------------------
   TOTAL ASSETS                                                                    $     189,485          $      194,309
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                                              $      43,084          $       50,720
Dividends payable                                                                          3,644                       -
Liabilities of discontinued operations                                                         -                      13
Notes payable:
   Amounts due within one year                                                             2,121                   2,099
   Amounts subsequently due                                                                6,045                   9,955
                                                                                   ------------------    -------------------
                                                                                           8,166                  12,054

Taxes payable                                                                              1,571                   2,220
Deferred income taxes                                                                      8,085                   6,117
Accrued pension cost                                                                       5,810                   5,780
                                                                                   ------------------    -------------------
   TOTAL LIABILITIES                                                                      70,360                  76,904
                                                                                   ------------------    -------------------

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000; 7,414,704 shares issued
    at July 31, 2005 and April 30, 2005                                                      741                     741
  Capital contributed in excess of par value                                              45,395                  45,395
  Retained earnings                                                                       84,415                  82,695
  Accumulated other comprehensive loss, net                                               (5,976)                 (5,976)
  Treasury stock, at cost; 788,592 shares at July 31, 2005
    and April 30, 2005                                                                    (5,450)                 (5,450)
                                                                                   ------------------    -------------------
   TOTAL SHAREHOLDERS' EQUITY                                                            119,125                 117,405
                                                                                   ------------------    -------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     189,485          $      194,309
                                                                                   ==================    ===================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2005 and 2004
                      (Thousands, except per share amounts)

                                                                                   2005                    2004
                                                                            -----------------      -------------------
REVENUES:

Magazine service operations                                                 $     22,155           $      23,650

Real estate operations - land sales                                                7,409                   9,682

Interest and other                                                                   450                     306
                                                                            -----------------      -------------------
                                                                                  30,014                  33,638
                                                                            -----------------      -------------------
COSTS AND EXPENSES:

Magazine service operating expenses                                               18,505                  18,917

Real estate cost of sales                                                          4,763                   4,478

Real estate commissions and selling                                                  266                     649

Other operations                                                                     309                     275

General and administrative:
   Magazine service operations                                                     2,162                   2,066
   Real estate operations and corporate                                            1,009                     854

Interest expense, net                                                                140                     144
                                                                           -----------------      -------------------
                                                                                  27,154                  27,383
                                                                           -----------------      -------------------
         Income before income taxes                                                2,860                   6,255

PROVISION  FOR  INCOME TAXES FROM CONTINUING OPERATIONS                            1,058                   2,314
                                                                           -----------------      -------------------
INCOME FROM CONTINUING OPERATIONS                                                  1,802                   3,941
INCOME FROM OPERATIONS OF DISCONTINUED BUSINESS (NET OF INCOME TAXES)              3,562                      85
                                                                            -----------------      -------------------
NET INCOME                                                                         5,364                   4,026

RETAINED EARNINGS, beginning of period                                            82,695                  69,815
DIVIDENDS PAYABLE                                                                 (3,644)                 (2,645)
                                                                           -----------------      -------------------
RETAINED EARNINGS, end of period                                            $     84,415           $      71,196
                                                                           =================      ===================

EARNINGS PER SHARE - BASIC AND DILUTED
   CONTINUING OPERATIONS                                                    $       0.27           $        0.60
   DISCONTINUED OPERATIONS                                                          0.54                    0.01
                                                                           -----------------      -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                      $       0.81           $        0.61
                                                                           =================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                            6,626                   6,606
                                                                           =================      ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 2005 and 2004
                                   (Thousands)

                                                                                   2005                     2004
                                                                             -----------------       -------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $     5,364             $      4,026
                                                                             -----------------       -------------------
      Adjustments to reconcile net income to net cash provided by operating activities -
       Depreciation and amortization                                               1,267                    1,221
       Non-cash credits and charges:
         Pension expense accrual                                                      51                       54
         Bad debt reserve                                                             74                     ( 92)
       Gain on condemnation of utility company                                    (5,516)                       -
       Changes in assets and liabilities -
         Receivables                                                               7,228                  ( 6,339)
         Real estate inventory                                                   ( 1,669)                   2,015
         Other assets                                                            ( 1,266)                   ( 529)
         Accounts payable and accrued expenses                                     ( 670)                   ( 719)
         Taxes payable                                                             ( 649)                     140
         Deferred income taxes                                                     1,968                      798
                                                                             -----------------       -------------------
          Total adjustments                                                          818                   (3,451)
                                                                             -----------------       -------------------
          Net cash provided by operating activities                                6,182                      575
                                                                             -----------------       -------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                         ( 743)                 ( 1,202)
      Proceeds from condemnation of utility company                                4,047                        -
                                                                             -----------------       -------------------
          Net cash provided (used) by investing activities                         3,304                  ( 1,202)
                                                                             -----------------       -------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt financing                                                 4,822                      181
      Principal debt payments                                                    ( 8,710)                 ( 1,039)
      Proceeds from exercise of stock options                                          -                       35
                                                                             -----------------       -------------------
          Net cash used by financing activities                                  ( 3,888)                   ( 823)
                                                                             -----------------       -------------------
        Increase (decrease) in cash and cash equivalents                           5,598                  ( 1,450)
      CASH AND CASH EQUIVALENTS, beginning of period                              37,743                   26,805
                                                                             -----------------       -------------------

      CASH AND CASH EQUIVALENTS, end of period                               $    43,341             $     25,355
                                                                             =================       ===================

     SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid - net of amounts capitalized                             $       186             $        118
                                                                             =================       ===================
      Income taxes paid - net of refunds                                     $     1,831             $      1,426
                                                                             =================       ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2005 and 2004

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

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K, as amended, for the year ended April 30, 2005 which was previously filed with the Securities and Exchange Commission.

(2)      Information About the Company' s Operations in Different Industry
         -----------------------------------------------------------------
         Segments
         --------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three month periods ended July 31, 2005 and 2004.

THREE MONTHS:

                                       Newsstand     Fulfillment    Real Estate
                                      Distribution     Services     Operations      Corporate     Consolidated
                                     --------------  -------------  -------------  -------------  ------------
July  2005 (Thousands):
   Revenues                          $     3,611     $  18,544      $   7,689      $     170      $   30,014
   Operating and SG&A expenses             2,822        17,845          5,711            636          27,014
   Management fee                             36           213            249          ( 498)              -
   Interest expense, net                      30           110              -              -             140
                                     --------------  -------------  -------------  -------------  ------------
   Pretax income contribution from
     continuing operations           $       723     $     376      $   1,729      $      32      $    2,860
                                     ==============  =============  =============  =============  ============

   Identifiable assets               $    32,036     $  43,189      $  76,510      $  32,559      $  184,294

   Intangible assets                 $     3,893     $   1,298      $       -      $       -      $    5,191
--------------------------------------------------------------------------------------------------------------
July 2004 (Thousands):
   Revenues                          $     3,181     $  20,469      $   9,965      $      23      $   33,638
   Operating and SG&A expenses             2,642        18,341          5,801            455          27,239
   Management fee                             29           196            225          ( 450)              -
   Interest expense, net                     ( 4)          127              -             21             144
                                     --------------  -------------  -------------  -------------  ------------
   Pretax income ( loss )
     contribution from continuing
     operations                      $       514     $   1,805      $   3,939      $     ( 3)     $    6,255
                                     ==============  =============  =============  =============  ============

   Identifiable assets               $    32,883     $  40,430      $  78,152      $  17,985      $  169,450

   Intangible assets                 $     3,893     $   1,298      $       -      $       -      $    5,191
--------------------------------------------------------------------------------------------------------------


Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations
          -------------------------

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in three business segments: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, "AMREP Southwest") and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable Media Services, Inc. and its subsidiaries (collectively, "Kable"). The Company's foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 2 to the first three months or first quarter of 2006 and 2005 mean the fiscal quarters ended July 31, 2005 and July 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2005 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K, as amended, for the year ended April 30, 2005 (the "2005 Form 10-K"). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2005 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in the 2005 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2005 consolidated financial statements. The Company did not adopt an accounting policy in the first quarter of fiscal 2006 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS

Three Months ended July 31, 2005 Compared to Three Months ended July 31, 2004

For the first quarter of fiscal 2006, net income was $5,364,000, or $0.81 per share, compared to net income of $4,026,000, or $0.61 per share, in the first quarter of the prior fiscal year. This consisted of 2006 first quarter net income from continuing operations of $1,802,000, or $0.27 per share, and from discontinued operations of $3,562,000, or $0.54 per share, versus $3,941,000, or $0.60 per share, and $85,000, or $0.01 per share, in the same period last year. Revenues were $30,014,000 in the current year first quarter versus $33,638,000 in the first quarter of fiscal 2005.

Income from discontinued operations in the first quarter of 2006 was the result of the after-tax gain (including interest and net of expenses) on the disposition through condemnation proceedings of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary. Financial information for operations from prior periods has been reclassified to conform to this presentation.

Kable's revenues were $22,155,000 in the first quarter of 2006 compared to $23,650,000 in the same quarter last year. This 6.3% decrease was the result of a 9.4% revenue decline in the Fulfillment Services segment offset in part by a 13.5% revenue increase in the Newsstand Distribution Services business. The decline in Fulfillment Services revenues was principally the result of customer losses at the Colorado fulfillment business that occurred throughout fiscal 2005, most of which had been identified prior to Kable's acquisition of that business in April 2003, while the increase in revenues of Newsstand Distribution Services resulted from increased sales of magazines distributed due, in part, to additional business obtained from the purchase of certain distribution contracts in the third quarter of fiscal 2005. Kable's operating expenses decreased 2.2% in the first quarter of 2006 compared to the same period last year, and amounted to 84% and 80% of related revenues in the first three months of 2006 and 2005, respectively. Fulfillment Services' operating expenses decreased 3.8% for this period, primarily due to reduced payroll resulting from the revenue decrease, but increased as a percentage of its revenues to 88% in the first quarter of 2006 from 83% in the same period last year primarily because a reduction of variable expenses, including payroll, in relation to the revenue decrease was offset by fixed costs of equipment and other overhead costs which remained comparable from 2005's first quarter to that of 2006. Operating costs for Newsstand Distribution Services increased 12.5% in the first three months of 2006 compared to the same period last year as a result of costs associated with the distribution contracts purchased in the third quarter of fiscal 2005, and amounted to approximately 59% of related revenues in both years.

Revenues at AMREP Southwest decreased from $9,965,000 in the first quarter of 2005 to $7,689,000 in the first quarter of 2006, mainly because the prior year included $1,913,000 of revenues from the settlement of condemnation proceedings involving the Company's last remaining parcel of land in Florida. Revenues from land sales in the Company's core market of Rio Rancho, New Mexico were $7,409,000 in the first three months of 2006 compared to $7,769,000 in 2005's first quarter. The gross profit percentage on Rio Rancho land sales in the first quarter decreased from 53% in 2005 to 36% in 2006 due to a change in the mix of developed versus unimproved lots sold, as the sales in the first quarter of 2006 included a greater proportion of developed lots (which generally have a lower gross profit margin than unimproved lots) than was the case in the first quarter of 2005. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real Estate commissions and selling expenses decreased to $266,000 in the first quarter of the current year from $649,000 in the same period last year due to costs associated with the prior year condemnation proceedings of the property in Florida referred to above. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased from $854,000 in the first quarter of 2005 to $1,009,000 in the same period of 2006, principally as a result of an increase in the Company's stock price which is used to value a portion of directors' compensation paid in stock. General and administrative costs of magazine operations increased from $2,066,000 in the first quarter of 2005 to $2,162,000 in the same period of the current year primarily due to an increase in health care costs resulting from claim experience.

LIQUIDITY AND CAPITAL RESOURCES

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine service operations, and from borrowings under its various lines-of credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

In April 2005, various of Kable's subsidiaries comprising its Fulfillment Services and Newsstand Distribution Services businesses entered into a credit arrangement with a bank that allows separate revolving credit borrowings for each business of up to $11,000,000 for Fulfillment Services and up to $9,000,000 for Distribution Services based upon a prescribed percentage of the borrower's eligible accounts receivable, as defined. At July 31, 2005, the borrowing availability of the Fulfillment Services business was $11,000,000, against which $1,985,000 was outstanding with interest at a rate of approximately 5.4%, and the borrowing availability of the Distribution Services business was $9,000,000, against which $2,149,000 was outstanding with interest at a rate of approximately 5.1%. An additional $3,000,000 is available under the credit arrangement for capital expenditures.

AMREP Southwest has a loan agreement with a bank with a maximum borrowing capacity of $10,000,000 that is used to support real estate development in New Mexico. There were no balances outstanding under this arrangement at either July 31, 2005 or April 30, 2005.

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

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $54,575,000 at July 31, 2005 compared to $52,906,000 at April 30, 2005. Inventories in the Company's core real estate market of Rio Rancho increased to $48,278,000 at July 31, 2005 from $46,674,000 at April 30, 2005 as a result of development spending offset, in part, by land sales. The balance of inventory consisted of properties in Colorado.

Receivables from magazine service operations decreased from $51,348,000 at April 30, 2005 to $44,068,000 at July 31, 2005, primarily due to the timing of quarter-end cash collections. Accounts payable and accrued expenses decreased from $50,720,000 at April 30, 2005 to $43,084,000 at July 31, 2005 because a
$7,000,000 deposit received in fiscal 2005 in connection with the condemnation of the Company's El Dorado, New Mexico water utility subsidiary was applied to the total proceeds of the transaction and recorded in the first quarter of fiscal 2006 upon receipt of the final payment due.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures amounted to $743,000 and $1,202,000 in the first three months of 2006 and 2005, respectively, and were primarily related to computer hardware and software acquired in connection with the expansion of Kable's Fulfillment Services business. The Company believes that it has adequate financing capability to provide for its anticipated future capital expenditures.

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and it is subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management's Discussion and Analysis in the 2005 Form 10-K. Refer to notes 8, 13 and 14 for additional information on long-term debt and commitments and contingencies.

Statement of Forward-Looking Information
----------------------------------------

Certain information included herein and in other Company statements, reports and filings with the Securities and Exchange Commission is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to
Item 7 of the 2005 Form 10-K for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. AMREP disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
------    ----------------------------------------------------------

The Company has several credit facilities or loans that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At July 31, 2005, approximately $4,134,000 of the total debt of $8,166,000 was subject to variable interest rates. Refer to Item 7(A) of the Company's 2005 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures
------   -----------------------

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certifications accompany this annual report, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other executive officers have concluded that such disclosure controls and procedures are effective, in all material respects, to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including the chief financial officer and the other executive officers whose certificates accompany this quarterly report, as appropriate, to allow timely decisions regarding controls. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there was no significant change to the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

No change in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION


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




                                              AMREP CORPORATION
                                                (Registrant)


Dated:   September 13, 2005         By:      /s/ Peter M. Pizza
                                             ------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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