Form 10-Q
period 2005-10-31
AMREP CORP
filed 2005-12-14
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2005
                                     ----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to  ______________________

                          Commission File Number 1-4702

                                AMREP Corporation
             ------------------------------------------------------
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

                             Yes [ X ]     No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes [   ]     No [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes [   ]     No [ X ]

Number of Shares of Common Stock, par value $.10 per share, outstanding at October 31, 2005 - 6,634,112.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
         October 31, 2005 and April 30, 2005                                   3

         Consolidated Statements of Operations and Retained Earnings
         (Unaudited) Three Months Ended October 31, 2005 and 2004              4

         Consolidated Statements of Operations and Retained Earnings
         (Unaudited) Six Months Ended October 31, 2005 and 2004                5

         Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended October 31, 2005 and 2004                            6

         Notes to Consolidated Financial Statements                        7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9 - 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

Item 4.  Controls and Procedures                                              12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     12 - 13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits                                                             13

SIGNATURE                                                                     14

EXHIBIT INDEX                                                                 15

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                                                 October 31,  April 30,
                                                                     2005       2005
                                                                 ----------------------
ASSETS:
Cash and cash equivalents ....................................   $  49,217    $  37,743
Receivables, net:
  Magazine service operations ................................      44,433       51,348
  Real estate operations .....................................       7,014        6,277
                                                                 ----------------------
                                                                    51,447       57,625

Real estate inventory ........................................      53,186       52,906
Investment assets - net ......................................      11,265       11,356
Property, plant and equipment, at cost, net of accumulated
  depreciation and amortization of $21,993 at October 31, 2005
  and $19,972 at April 30, 2005 ..............................      11,264       11,600

Other assets, net ............................................      13,530       12,347
Assets of discontinued operations ............................          --        5,541
Goodwill .....................................................       5,191        5,191
                                                                 ----------------------
        TOTAL ASSETS .........................................   $ 195,100    $ 194,309
                                                                 ======================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses ........................   $  40,799    $  50,720

Liabilities of discontinued operations .......................          --           13
Notes payable:
  Amounts due within one year ................................       1,964        2,099
  Amounts subsequently due ...................................      12,017        9,955
                                                                 ----------------------
                                                                    13,981       12,054

Taxes payable ................................................       1,880        2,220
Deferred income taxes ........................................       8,165        6,117
Accrued pension cost .........................................       5,882        5,780
                                                                 ----------------------
        TOTAL LIABILITIES ....................................      70,707       76,904
                                                                 ----------------------

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000; 7,415,204 shares issued
    at October 31, 2005 and 7,414,704 at April 30, 2005 ......         741          741
  Capital contributed in excess of par value .................      45,555       45,395
  Retained earnings ..........................................      89,471       82,695
  Accumulated other comprehensive loss, net ..................      (5,976)      (5,976)
  Treasury stock, at cost; 781,092 shares at October 31, 2005
    and 788,592 shares at April 30, 2005 .....................      (5,398)      (5,450)
                                                                 ----------------------
        TOTAL SHAREHOLDERS' EQUITY ...........................     124,393      117,405
                                                                 ----------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 195,100    $ 194,309
                                                                 ======================

                See Notes to Consolidated Financial Statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2005 and 2004
                      (Thousands, except per share amounts)

                                                                          2005       2004
                                                                        --------------------
REVENUES:

Magazine service operations .........................................   $ 22,695    $ 25,099

Real estate operations - land sales .................................     11,650       7,804

Interest and other ..................................................        502         327
                                                                        --------------------
                                                                          34,847      33,230
                                                                        --------------------
COSTS AND EXPENSES:

Magazine service operating expenses .................................     18,477      20,333

Real estate cost of sales ...........................................      5,365       2,847

Real estate commissions and selling .................................        312         389

Other operations ....................................................        307         586

General and administrative:
  Magazine service operations .......................................      1,982       1,848
  Real estate operations and corporate ..............................      1,120         890

Interest expense, net................................................         69         176
                                                                        --------------------
                                                                          27,632      27,069
                                                                        --------------------
        Income before income taxes ..................................      7,215       6,161

PROVISION  FOR  INCOME TAXES FROM CONTINUING OPERATIONS .............      2,153       1,791
                                                                        --------------------
NET INCOME FROM CONTINUING OPERATIONS ...............................      5,062       4,370

(LOSS) FROM OPERATIONS OF DISCONTINUED BUSINESS (NET OF INCOME TAXES)         (6)       (175)
                                                                        --------------------
NET INCOME ..........................................................      5,056       4,195

RETAINED EARNINGS, beginning of period ..............................     84,415      71,196
                                                                        --------------------
RETAINED EARNINGS, end of period ....................................   $ 89,471    $ 75,391
                                                                        ====================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
  CONTINUING OPERATIONS .............................................   $   0.76    $   0.66
  DISCONTINUED OPERATIONS ...........................................       0.00       (0.03)
                                                                        --------------------
EARNINGS PER SHARE - BASIC AND DILUTED ..............................   $   0.76    $   0.63
                                                                        ====================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING ................................................      6,630       6,615
                                                                        ====================

                See Notes to Consolidated Financial Statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2005 and 2004
                      (Thousands, except per share amounts)

                                                                                 2005        2004
                                                                               --------------------
REVENUES:

Magazine service operations ................................................   $ 44,850    $ 48,749

Real estate operations - land sales ........................................     19,059      17,486

Interest and other .........................................................        952         633
                                                                               --------------------
                                                                                 64,861      66,868
                                                                               --------------------
COSTS AND EXPENSES:

Magazine service operating expenses ........................................     36,982      39,250

Real estate cost of sales ..................................................     10,128       7,325

Real estate commissions and selling ........................................        578       1,038

Other operations ...........................................................        616         861

General and administrative:
  Magazine service operations ..............................................      4,144       3,914
  Real estate operations and corporate .....................................      2,129       1,744

Interest expense, net ......................................................        209         320
                                                                               --------------------
                                                                                 54,786      54,452
                                                                               --------------------
        Income before income taxes .........................................     10,075      12,416

PROVISION  FOR  INCOME TAXES FROM CONTINUING OPERATIONS ....................      3,211       4,105
                                                                               --------------------
NET INCOME FROM CONTINUING OPERATIONS ......................................      6,864       8,311

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED BUSINESS (NET OF INCOME TAXES)      3,556         (90)
                                                                               --------------------
NET INCOME .................................................................     10,420       8,221
DIVIDENDS PAID..............................................................     (3,644)     (2,645)
RETAINED EARNINGS, beginning of period .....................................     82,695      69,815
                                                                               --------------------
RETAINED EARNINGS, end of period ...........................................   $ 89,471    $ 75,391
                                                                               ====================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
  CONTINUING OPERATIONS ....................................................   $   1.04    $   1.26
  DISCONTINUED OPERATIONS ..................................................       0.53       (0.02)
                                                                               --------------------
EARNINGS PER SHARE - BASIC AND DILUTED .....................................   $   1.57    $   1.24
                                                                               ====================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING .......................................................      6,628       6,611
                                                                               ====================

                See Notes to Consolidated Financial Statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2005 and 2004
                                   (Thousands)

                                                                  2005         2004
                                                                --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................   $ 10,420    $  8,221
                                                                --------------------
  Adjustments to reconcile net income to net cash provided by operating activities -
    Depreciation and amortization ...........................      2,618       2,436
    Non-cash credits and charges:
      Pension expense accrual ...............................        102          60
      Bad debt reserve ......................................        (65)       (141)
    Stock based compensation - Directors' Plan ..............        212         135
    Gain on condemnation of utility company .................     (5,516)         --
    Changes in assets and liabilities -
      Receivables ...........................................      6,243      (9,833)
      Real estate inventory .................................       (280)      1,853
      Other assets ..........................................     (1,670)       (725)
      Accounts payable and accrued expenses .................     (2,934)        867
      Taxes payable .........................................       (340)     (1,306)
      Deferred income taxes .................................      2,048         868
                                                                --------------------
          Total adjustments .................................        418      (5,786)
                                                                --------------------
          Net cash provided by operating activities .........     10,838       2,435
                                                                --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................     (1,694)     (1,982)
  Proceeds from sale of property, plant and equipment .......         --         180
  Proceeds from condemnation of utility company .............      4,047          --
                                                                --------------------
          Net cash provided (used) by investing activities ..      2,353      (1,802)
                                                              --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing ..............................     14,259       7,189
  Principal debt payments ...................................    (12,332)     (3,118)
  Proceeds from exercise of stock options ...................         --          35
  Dividends paid ............................................     (3,644)     (2,645)
                                                                --------------------
          Net cash provided (used) by financing activities ..     (1,717)      1,461
                                                                --------------------

          Increase in cash and cash equivalents .............     11,474       2,094

CASH AND CASH EQUIVALENTS, beginning of period ..............     37,743      26,805
                                                                --------------------

CASH AND CASH EQUIVALENTS, end of period ....................   $ 49,217    $ 28,899
                                                                ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts capitalized ................   $    222    $    273
                                                                ====================

  Income taxes paid - net of refunds ........................   $  3,592    $  4,490
                                                                ====================

                See Notes to Consolidated Financial Statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
              Three and Six Months Ended October 31, 2005 and 2004


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

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K, as amended, for the year ended April 30, 2005 that was previously filed with the Securities and Exchange Commission.

(2) Receivables
    -----------

Magazine service operations accounts receivable, net consist of the following (in thousands):

                                              October 31, 2005    April 30, 2005
                                              ----------------------------------

Fulfillment Services ...................           $22,537           $24,487
Distribution Services ..................            21,896            26,861
                                                   -------------------------
                                                   $44,433           $51,348
                                                   =========================

(3) Other Assets
    ------------

Other assets, net consist of the following (in thousands):

                                              October 31, 2005    April 30, 2005
                                              ----------------------------------

Software development costs ..............         $  9,190          $  7,296
Deferred Order Entry costs ..............            3,524             3,745
Prepaid Expenses ........................            1,432             1,587
Other ...................................            3,939             3,674
                                                  --------------------------
                                                    18,085            16,302
Less accumulated amortization ...........           (4,555)           (3,955)
                                                  --------------------------
                                                  $ 13,530          $ 12,347
                                                  ==========================

Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to data base files and are charged directly to operations over a 12-month period. Other includes the acquisition costs of certain customer contracts that are amortized over periods that generally range from three to five years.

(4) Accounts Payable and Accrued Expenses
    -------------------------------------

Accounts payable and accrued expenses consist of the following (in thousands):

                                              October 31, 2005    April 30, 2005
                                              ----------------------------------

Publisher payables .......................          $26,138          $27,722
Deposit on utility company ...............               --            7,000
Accrued expenses .........................            5,554            6,849
Trade payables ...........................            3,219            3,827
Other ....................................            5,888            5,322
                                                    ------------------------
                                                    $40,799          $50,720
                                                    ========================

(5) Discontinued Operation
    ----------------------

Net income from discontinued operations in the first six months of fiscal 2006 reflects the gain from the sale of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary ("Utility"), which were disposed through condemnation proceedings in the first quarter of fiscal 2006. Financial information for operations of this subsidiary for prior periods has been reclassified to conform to this presentation.

Revenues of the Utility were $513,000 and $1,108,000 for the three and six month periods ended October 31, 2004; possession of the Utility's assets was transferred December 1, 2004, accordingly, there were no revenues for the same periods of fiscal 2005. Pretax income (loss) of the Utility was ($9,000) and $5,645,000 for the three and six months ended October 31, 2005, and ($278,000) and ($143,000) for the same three and six month periods ended October 31, 2004.


(6) Information About the Company's Operations in Different Industry Segments
    -------------------------------------------------------------------------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and six-month periods ended October 31, 2005 and 2004.

THREE MONTHS:
                                             Newsstand   Fulfillment   Real Estate
                                           Distribution   Services     Operations   Corporate   Consolidated
                                           -----------------------------------------------------------------
October 2005 (Thousands):
  Revenues .............................    $   3,181     $  19,514    $  11,975    $     177    $  34,847
  Operating and G&A expenses ...........        2,835        17,623        6,401          704       27,563
  Management fee .......................           36           213          249         (498)          --
  Interest expense, net ................          (48)          117           --           --           69
                                            --------------------------------------------------------------
  Pretax income (loss)
     contribution from continuing
     operations ........................    $     358    $   1,561     $    5,325   $     (29)   $   7,215
                                            ==============================================================

------------------------------------------------------------------------------------------------------------
October 2004 (Thousands):
  Revenues .............................    $   3,132    $  21,967    $   8,101    $      30    $  33,230
  Operating and G&A expenses ...........        2,474       19,707        4,212          500       26,893
  Management fee .......................           29          196          225         (450)          --
  Interest expense, net ................            1          153           --           22          176
                                            -------------------------------------------------------------
  Pretax income (loss)
     contribution from continuing
     operations ........................    $     628    $   1,911    $   3,664    $     (42)   $   6,161
                                            =============================================================

------------------------------------------------------------------------------------------------------------
SIX MONTHS:

October 2005 (Thousands):
  Revenues .............................    $   6,792    $  38,058    $  19,664    $     347    $  64,861
  Operating and G&A expenses ...........        5,657       35,468       12,112        1,340       54,577
  Management fee .......................           72          426          498         (996)          --
  Interest expense, net ................          (18)         227           --           --          209
                                            -------------------------------------------------------------
  Pretax income contribution from
     continuing operations .............    $   1,081    $   1,937    $   7,054    $       3    $  10,075
                                            =============================================================


  Identifiable assets ..................    $  35,244    $  44,907    $  75,039    $  34,719    $ 189,909

  Intangible assets ....................    $   3,893    $   1,298    $      --    $      --    $   5,191

------------------------------------------------------------------------------------------------------------
October 2004 (Thousands):
  Revenues .............................    $   6,313    $  42,436    $  18,066    $      53    $  66,868
  Operating and G&A expenses ...........        5,116       38,048       10,013          955       54,132
  Management fee .......................           58          392          450         (900)          --
  Interest expense, net ................           (3)         280           --           43          320
                                            -------------------------------------------------------------
  Pretax income (loss)
     contribution from continuing
     operations ........................    $   1,142    $   3,716    $   7,603    $     (45)   $  12,416
                                            =============================================================

  Identifiable assets ..................    $  39,531    $  42,005    $  74,507    $  20,237    $ 176,280

  Intangible assets ....................    $   3,893    $   1,298    $      --    $      --    $   5,191
------------------------------------------------------------------------------------------------------------

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
------  ------------------------------------------------------------------------
        of Operations
        -------------

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. The Company's fiscal year ends on April 30, and all references in this Item 2 to the second quarter or first six months of 2006 and 2005 mean the three or six month periods ended October 31, 2005 and October 31, 2004.

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

The significant accounting policies of the Company are described in Note 1 to the 2005 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in the 2005 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2005 consolidated financial statements. The Company did not adopt an accounting policy in the first six months of fiscal 2006 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS

For the second quarter of fiscal 2006, net income was $5,056,000, or $0.76 per share, compared to net income of $4,195,000, or $0.63 per share, in the second quarter of the prior fiscal year. This consisted of 2006 second quarter net income from continuing operations of $5,062,000, or $0.76 per share, and a loss from discontinued operations of $6,000, which had no effect on earnings per share, versus net income from continuing operations of $4,370,000, or $0.66 per share, and a loss from discontinued operations of $175,000, or $0.03 per share, in the same period last year. Revenues were $34,847,000 in the second quarter this year versus $33,230,000 in the second quarter of fiscal 2005.

For the first six months of fiscal 2006, net income was $10,420,000, or $1.57 per share, compared to net income of $8,221,000, or $1.24 per share, in the same period of the prior fiscal year. This consisted of 2006 net income from continuing operations of $6,864,000, or $1.04 per share, and net income from discontinued operations of $3,556,000, or $0.53 per share, versus net income from continuing operations of $8,311,000, or $1.26 per share, and a loss from discontinued operations of $90,000, or $0.02 per share, in the same period last year. Revenues were $64,861,000 in the first six months this year versus $66,868,000 in the same period of fiscal 2005.

Net income from discontinued operations in the first six months of fiscal 2006 reflects the gain from the sale of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary, which was disposed through condemnation proceedings in the first quarter of fiscal 2006. Financial information for operations of this subsidiary for periods prior to the disposal has been reclassified to conform to this presentation.

Revenues from Kable's magazine service operations were $22,695,000 in the second quarter of 2006 compared to $25,099,000 in the same quarter last year, and for the six-month period ended October 31, decreased from $48,749,000 last year to $44,850,000 this year. The revenue decline in both the second quarter and first six months of 2006 was principally caused by customer losses at Kable's Colorado fulfillment services business that resulted in an 11% and 10% revenue decrease in the Fulfillment Services segment in these periods, offset in part by slight revenue increases in Newsstand Distribution Services revenues in both periods. Magazine service operating expenses decreased by $1,856,000 (9%) and $2,268,000 (6%) for the second quarter and first six months of 2006 compared to the same periods last year, mainly due to decreased expense in the Fulfillment Services business of $2,211,000 (12%) and $2,859,000 (8%) resulting in part from reductions in variable expenses, primarily payroll, as well as the effect of certain non-recurring consulting charges incurred in the second quarter of the prior year. Operating costs for Newsstand Distribution Services increased $355,000 (20%) and $591,000 (16%) in the second quarter and first six months of 2006 compared to the same periods last year as a result of several factors, including increased benefit expenses caused by adverse health claims experience, additional marketing expenses and the amortization of the costs of distribution contracts acquired in the third quarter of fiscal 2005.

Revenues from land sales at the Company's AMREP Southwest subsidiary increased from $7,804,000 in the second quarter of 2005 to $11,650,000 in the same quarter of the current year. For the six month period ended October 31, 2005, these revenues increased from $17,486,000 last year to $19,059,000 this year. These improvements were the result of increased sales of both commercial properties and developed residential lots in the Company's principal market of Rio Rancho, New Mexico in fiscal 2006. The gross profit percentage on land sales decreased from 64% and 58% in the second quarter and first six months of 2005 to 54% and 47% for the same periods of 2006 because a higher proportion of developed lots, which generally have lower gross profit margins than undeveloped lots, were sold in the current year. The gross profit contribution from real estate operations improved significantly in the second quarter of 2006 compared to the prior year period due to higher revenues in this year's period, but for the first six months of this year the gross profit contribution decreased from the same period last year, primarily because the prior year included the revenues and gross profit contribution from condemnation proceedings on the Company's last parcel of land in Florida. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses decreased by $77,000 and $460,000 in the second quarter and first six months of 2006 due primarily to costs incurred in the first quarter of last year associated with the condemnation proceedings of the property in Florida referred to above. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased by $230,000 and $385,000 in the second quarter and first six months of the current year as a result of an increase in the Company's stock price which is used to value a portion of directors' compensation paid in stock, the expiration of a sublease on corporate office space and the addition of a corporate general counsel. General and administrative costs of magazine operations increased $134,000 and $230,000 in the second quarter and first six months of the current year primarily due to an increase in health care costs resulting from adverse claims experience.

The Company's effective tax rate was 30% for the second quarter of 2006 compared to 29% for the same period last year, reflecting in each case the estimated tax benefits associated with a charitable contribution of land by the real estate business in the second quarter of both fiscal years. The effective tax rate was 32% for the first six months of 2006 versus 33% for the same period of 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine service operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

In April 2005, various of Kable's subsidiaries comprising its Fulfillment Services and Newsstand Distribution Services businesses entered into a credit arrangement with a bank that allows separate revolving credit borrowings for each business with up to $11,000,000 for Fulfillment Services and up to $9,000,000 for Distribution Services based upon a prescribed percentage of the borrower's eligible accounts receivable, as defined. At October 31, 2005, the borrowing availability of the Fulfillment Services business was $11,000,000, against which $6,478,000 was outstanding with interest at a rate of approximately 6.1%, and the borrowing availability of the Distribution Services business was $9,000,000, against which $3,978,000 was outstanding with interest at a rate of approximately 5.8%. An additional $3,000,000 is available under the credit arrangement for capital expenditures.

AMREP Southwest has a loan agreement with a bank with a maximum borrowing capacity of $10,000,000 that is used to support real estate development in New Mexico. There were no balances outstanding under this arrangement on October 31, 2005.

On December 7, 2005, the Company's Board of Directors declared a special cash dividend of $3.50 per common share payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005. The Board indicated that the Company's financial condition, substantial cash position and anticipated cash flow, particularly from its real estate operations, in relation to its current capital requirements were major factors in its determination to reward shareholders with this special cash dividend, which follows a special dividend of $0.55 declared on July 13, 2005, and other special dividends of $0.40 and $0.25 per share that were declared following the close of AMREP's fiscal years ending April 30, 2004 and 2003. The Company said that the Board may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $53,186,000 at October 31, 2005 compared to $52,906,000 at April 30, 2005. Inventories in the Company's core real estate market of Rio Rancho were $46,837,000 at October 31, 2005 and $46,674,000 at April 30, 2005.
The balance of inventory consisted of properties in Colorado.

Receivables from magazine service operations decreased from $51,348,000 at April 30, 2005 to $44,433,000 at October 31, 2005, primarily due to the timing of quarter-end billings and cash collections. Accounts payable and accrued expenses decreased from $50,720,000 at April 30, 2005 to $40,799,000 at July 31, 2005
because a $7,000,000 deposit received in fiscal 2005 in connection with the condemnation of the Company's El Dorado, New Mexico water utility subsidiary and reflected as a liability at April 30, 2005 was applied to the total proceeds of the transaction and recorded in the first quarter of fiscal 2006 upon receipt of the final payment due.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures amounted to $1,694,000 and $1,982,000 in the first six months of 2006 and 2005, and were primarily related to purchases of computer hardware and software from Kable's Fulfillment Services business. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and it is subject to certain other commitments and contingencies. The table below summarizes significant contractual cash obligations as of October 31, 3005 for the items indicated (in thousands):

Contractual                           Less than    1 - 3      3 - 5    More than
Obligations                  Total     1 year      years      years     5 years
-------------------------------------------------------------------------------


Notes payable ...........   $13,981    $ 1,964    $ 2,450    $ 7,505    $ 2,062
Operating leases ........    20,925      5,836      5,799      3,332      5,958
                            ---------------------------------------------------
Total ...................   $34,906    $ 7,800    $ 8,249    $10,837    $ 8,020
                            ===================================================

Refer to Notes 8, 13 and 14 to the consolidated financial statements included in the 2005 Form 10-K for additional information on long-term debt and commitments and contingencies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company has several credit facilities or loans that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At October 31, 2005, approximately $10,456,000 of the total debt of $13,981,000 was subject to variable interest rates. Refer to Item 7(A) of the Company's 2005 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures
------  -----------------------

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certifications accompany this quarterly report, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other executive officers have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including the chief financial officer and the other executive officers whose certificates accompany this quarterly report, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company's system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
------  -----------------

Reference is made to the report of the legal proceeding entitled "United Magazine Company, et al. v. Murdoch Magazines Distribution, Inc., et al." in
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed July 28, 2005. By Memorandum and Order dated September 22, 2005, the Court granted the motion for summary judgment of the defendants, including the Company's subsidiary Kable News Company, Inc., referred to in the report of such legal proceeding, and judgment in favor of the defendants was entered on September 27, 2005. It is expected that the plaintiffs will appeal the judgment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
------  -----------------------------------------------------------

Pursuant to the Company's 2002 Non-Employee Directors' Stock Plan, the Company issued an aggregate of 7,500 shares of its Common Stock to its six non-employee directors on September 15, 2005, as partial payment for their services as directors for the six months preceding such issuance. These issuances were not registered under the Securities Act of 1933, as amended, by reason of the exemption provided in Section 4(2) of such Act for transactions by an issuer not involving any public offering.

The following table sets forth certain information concerning purchases of outstanding Common Stock of the Company during the fiscal quarter covered by this quarterly report on Form 10-Q.

                                                                      Total Number of             Maximum Number (or
                               Total Number                          Shares (or Units)        Approximate Dollar Value)
                                 of Shares      Average Price      Purchased as Part of      of Shares (or Units) that
                                (or Units)         Paid per         Publicly Announced          May Yet Be Purchased
       Period                    Purchased     Share (or Unit)     Plans or Programs (1)   Under the Plans or Programs (1)
--------------------------------------------------------------------------------------------------------------------------
August 2005 ................         --              --                   --                              --
September 2005 .............      7,500 (2)      $28.50                   --                              --
October 2005 ...............         --              --                   --                              --
                                  --------------------------------------------------------------------------
Total ......................      7,500          $28.50                   --                              --
                                  ==========================================================================

----------------------------
(1) The Company has no pending publicly announced share repurchase plans or programs.

(2)  Purchased by an affiliate of the Company in the open market.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

The 2005 Annual Meeting of Shareholders of the Company was held on September 21, 2005. At the meeting, Elmer F. Hansen, Jr. was elected a director and Nicholas
G. Karabots and Albert V. Russo were reelected directors of the Company by the following votes:

                                          For             Withheld
                                       ---------------------------

Elmer F. Hansen, Jr.                   6,200,299           165,980
Nicholas G. Karabots                   6,246,788           119,491
Albert V. Russo                        6,352,899            13,380

Item 5.  Other Information
------   -----------------

At its meeting held September 21, 2005, the Board of Directors of the Company terminated the Company's Non-Employee Directors Option Plan effective immediately following the grants of options made following the Company's Annual Meeting of Shareholders held that date. Under the Plan, following each Annual Meeting each non-employee director was granted a five-year option to purchase 500 shares of Common Stock of the Company at the fair market value at the time of the grant.

Item 6. Exhibits
------  --------

Exhibits
--------

31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32        Certification required pursuant to 18 U.S.C. Section 1350.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 14, 2005        AMREP CORPORATION
                                (Registrant)

                                By: /s/  Peter M. Pizza
                                    --------------------------------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.                          Description
--------------------------------------------------------------------------------

   31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

   31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

   31.3 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

   32          Certification required pursuant to 18 U.S.C. Section 1350.