Form 10-Q
period 2006-01-31
AMREP CORP
filed 2006-03-10
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              January 31, 2006
                               -------------------------------------------------

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ----------------------

                         Commission File Number  1-4702
                                                ---------

                                AMREP Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oklahoma                                            59-0936128
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

212 Carnegie Center, Suite 302, Princeton, New Jersey                  08540
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code    (609) 716-8200
                                                   -----------------------------

641 Lexington Avenue, Sixth Floor, New York, New York                  10022
--------------------------------------------------------------------------------
(Former address of principal executive offices,                     (Zip Code)
       if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       X                          No
                   -------------                       ------------

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer       Accelerated filer      Non-accelerated filer   X
                        ---                    ---                         -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes                                  No      X
                   --------------                      -----------

Number of Shares of Common Stock, par value $.10 per share, outstanding at January 31, 2006 - 6,636,112.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
                January 31, 2006 and April 30, 2005                        1

         Consolidated Statements of Operations and Retained Earnings
            (Unaudited) Three Months Ended January 31, 2006 and 2005       2

         Consolidated Statements of Operations and Retained Earnings
            (Unaudited) Nine Months Ended January 31, 2006 and 2005        3

         Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 2006 and 2005                    4

         Notes to Consolidated Financial Statements                      5 - 7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    7 - 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk         11

Item 4. Controls and Procedures                                         11 - 12

PART II.  OTHER INFORMATION

Item 6. Exhibits                                                           12

SIGNATURE                                                                  13

EXHIBIT INDEX                                                              14

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets ( Unaudited )
               (Thousands, except par value and number of shares)

                                                                                      January 31,            April 30,
                                                                                          2006                   2005
                                                                                   ------------------    -------------------

ASSETS:
Cash and cash equivalents                                                          $      22,247          $       37,743
Receivables, net:
   Media services operations                                                              50,579                  51,348
   Real estate operations                                                                  5,669                   6,277
                                                                                   ------------------    -------------------
                                                                                          56,248                  57,625

Real estate inventory                                                                     53,563                  52,906
Investment assets - net                                                                   11,192                  11,356
Property, plant and equipment, at cost, net of accumulated
   depreciation and amortization of $23,033 at January 31, 2006
   and $19,972 at April 30, 2005                                                          12,262                  11,600

Other assets, net                                                                         14,575                  12,347
Assets of discontinued operations                                                              -                   5,541
Goodwill                                                                                   5,191                   5,191
                                                                                   ------------------    -------------------
      TOTAL ASSETS                                                                 $     175,278          $      194,309
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                                              $      42,266          $       50,720
Liabilities of discontinued operations                                                         -                      13
Notes payable:
   Amounts due within one year                                                             1,738                   2,099
   Amounts subsequently due                                                                9,926                   9,955
                                                                                   ------------------    -------------------
                                                                                          11,664                  12,054

Taxes payable                                                                              2,219                   2,220
Deferred income taxes                                                                      6,754                   6,117
Accrued pension cost                                                                       5,934                   5,780
                                                                                   ------------------    -------------------
     TOTAL LIABILITIES                                                                    68,837                  76,904
                                                                                   ------------------    -------------------

Shareholders' equity:
  Common stock, $.10 par value;
    shares authorized - 20,000,000; 7,417,204 shares issued
    at January 31, 2006 and 7,414,704 at April 30, 2005                                      741                     741
  Capital contributed in excess of par value                                              45,588                  45,395
  Retained earnings                                                                       71,486                  82,695
  Accumulated other comprehensive loss, net                                               (5,976)                 (5,976)
  Treasury stock, at cost; 781,092 shares at January 31, 2006
    and 788,592 shares at April 30, 2005                                                  (5,398)                 (5,450)
                                                                                   ------------------    -------------------
     TOTAL SHAREHOLDERS' EQUITY                                                          106,441                 117,405
                                                                                   ------------------    -------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $     175,278          $      194,309
                                                                                   ==================    ===================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2006 and 2005
                      (Thousands, except per share amounts)

                                                                                          2006                    2005
                                                                                   -----------------      -------------------
REVENUES:

Media services operations                                                           $     22,449           $     24,126

Real estate operations - land sales                                                       12,621                  6,996

Interest and other                                                                           519                    364
                                                                                   -----------------      -------------------
                                                                                          35,589                 31,486
                                                                                   -----------------      -------------------

COSTS AND EXPENSES:

Media services operating expenses                                                         18,989                 20,430

Real estate cost of sales                                                                  6,618                  3,650

Real estate commissions and selling                                                          480                    208

Other operations                                                                             311                    286

General and administrative:
   Media services operations                                                               1,782                  1,860
   Real estate operations and corporate                                                    1,039                    848

Interest expense, net
                                                                                             78                     220
                                                                                  -----------------      -------------------
                                                                                          29,297                 27,502
                                                                                  -----------------      -------------------
         Income before income taxes                                                        6,292                  3,984

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                                      1,051                  1,473
                                                                                  -----------------      -------------------
NET INCOME FROM CONTINUING OPERATIONS                                                      5,241                  2,511

INCOME FROM OPERATIONS OF DISCONTINUED  BUSINESS (NET OF INCOME TAXES)                         -                     50
                                                                                  -----------------      -------------------
NET INCOME                                                                                 5,241                  2,561

DIVIDENDS PAID                                                                           (23,226)                     -

RETAINED EARNINGS, beginning of period                                                    89,471                 75,391
                                                                                  -----------------      -------------------
RETAINED EARNINGS, end of period                                                   $      71,486          $      77,952
                                                                                  =================      ===================

EARNINGS PER SHARE - BASIC AND DILUTED:
     CONTINUING OPERATIONS                                                         $        0.79         $         0.38
     DISCONTINUED OPERATIONS                                                                0.00                   0.01
                                                                                  -----------------      -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                             $        0.79         $         0.39
                                                                                  =================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                                    6,635                  6,619
                                                                                  =================      ===================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2006 and 2005
                      (Thousands, except per share amounts)

                                                                                         2006                    2005
                                                                                  -----------------      -------------------
REVENUES:

Media services operations                                                          $      67,299          $      72,875

Real estate operations - land sales                                                       31,680                 24,482

Interest and other                                                                         1,471                    997
                                                                                  -----------------      -------------------
                                                                                         100,450                 98,354
                                                                                  -----------------      -------------------
COSTS AND EXPENSES:

Media services operating expenses                                                         55,971                 59,680

Real estate cost of sales                                                                 16,746                 10,976

Real estate commissions and selling                                                        1,058                  1,246

Other operations                                                                             927                  1,146

General and administrative:
   Media services operations                                                               5,926                  5,774
   Real estate operations and corporate                                                    3,168                  2,592

Interest expense, net                                                                        287                    540
                                                                                  -----------------      -------------------
                                                                                          84,083                 81,954
                                                                                  -----------------      -------------------
         Income before income taxes                                                       16,367                 16,400

PROVISION  FOR  INCOME TAXES FROM CONTINUING OPERATIONS                                    4,262                  5,578
                                                                                  -----------------      -------------------
NET INCOME FROM CONTINUING OPERATIONS                                                     12,105                 10,822

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
   BUSINESS (NET OF INCOME TAXES)                                                          3,556                    (40)
                                                                                  -----------------      -------------------
NET INCOME                                                                                15,661                 10,782

DIVIDENDS PAID                                                                           (26,870)                (2,645)

RETAINED EARNINGS, beginning of period                                                    82,695                 69,815
                                                                                  -----------------      -------------------
RETAINED EARNINGS, end of period                                                   $      71,486          $      77,952
                                                                                  =================      ===================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
   CONTINUING OPERATIONS                                                           $        1.83          $        1.64
   DISCONTINUED OPERATIONS                                                                  0.53                  (0.01)
                                                                                  -----------------      -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                             $        2.36          $        1.63
                                                                                  =================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                                      6,631                  6,613
                                                                                  =================      ===================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2006 and 2005
                                   (Thousands)

                                                                                         2006                    2005
                                                                                  -----------------      -------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                 $      15,661          $      10,782
                                                                                  -----------------      -------------------
        Adjustments to reconcile net income to net cash provided by operating activities -
         Depreciation and amortization                                                     4,055                  3,763
         Non-cash credits and charges:
          Pension expense accrual                                                            154                     90
          Bad debt reserve                                                                  (116)                  (207)
         Stock based compensation - Directors' Plan                                          205                    135
         Gain on condemnation of utility company                                          (5,516)                     -
         Changes in assets and liabilities -
          Receivables                                                                       (302)                (7,150)
          Real estate inventory                                                            1,161                    864
          Other assets                                                                    (3,029)                (1,510)
          Accounts payable and accrued expenses                                           (1,467)                   796
          Taxes payable                                                                       (1)                (1,212)
          Deferred income taxes                                                              637                  1,121
                                                                                  -----------------       -------------------
           Total adjustments                                                              (4,219)                (3,310)
                                                                                  -----------------       -------------------
           Net cash provided by operating activities                                      11,442                  7,472
                                                                                  -----------------       -------------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                               (3,765)                (4,041)
       Proceeds from sale of property, plant and equipment                                     -                    180
       Acquisition of distribution contracts                                                   -                   (100)
       Proceeds from condemnation of utility company                                       4,047                      -
                                                                                  -----------------       -------------------
          Net cash provided (used) by investing activities                                   282                 (3,961)
                                                                                  -----------------       -------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from debt financing                                                       24,139                 11,004
       Principal debt payments                                                           (24,529)                (8,483)
       Proceeds from exercise of stock options                                                40                     35
       Dividends paid                                                                    (26,870)                (2,645)
                                                                                  -----------------       -------------------

          Net cash (used) by financing activities                                        (27,220)                   (89)
                                                                                  -----------------       -------------------
          Increase (decrease) in cash and cash equivalents                               (15,496)                 3,422
      CASH AND CASH EQUIVALENTS, beginning of period                                      37,743                 26,805
                                                                                  -----------------       -------------------
      CASH AND CASH EQUIVALENTS, end of period                                     $      22,247          $      30,227
                                                                                  =================       ===================
      SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid - net of amounts capitalized                                  $         294          $         465
                                                                                  =================       ===================
       Income taxes paid - net of refunds                                          $       5,713          $       5,646
                                                                                  =================       ===================
       Non-cash Transaction: Note payable for acquisition of
          Distribution Contracts                                                   $           -          $       1,170
                                                                                  =================       ===================

                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
              Three and Nine Months Ended January 31, 2006 and 2005

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

(2)      Receivables
         -----------

Media services operations accounts receivable, net consist of the following (in thousands):

                                    January 31, 2006            April 30, 2005
                                 ---------------------        ------------------
Fulfillment services                $      22,866                $      24,487
Newsstand Distribution services            27,713                       26,861
                                 ---------------------        ------------------
                                    $      50,579                $      51,348
                                 =====================        ==================


(3)      Other Assets
         ------------

Other assets, net consist of the following (in thousands):

                                    January 31, 2006            April 30, 2005
                                 ---------------------        ------------------
Software development costs          $       7,410               $        7,296
Deferred order entry costs                  3,633                        3,745
Prepaid expenses                            1,970                        1,587
Other                                       3,601                        3,674
                                 ---------------------        ------------------
                                           16,614                       16,302
Less accumulated amortization             ( 2,039)                      (3,955)
                                 ---------------------        ------------------
                                    $      14,575                $      12,347
                                 =====================        ==================


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

(4)      Accounts Payable and Accrued Expenses
         -------------------------------------
Accounts payable and accrued expenses consist of the following (in thousands):

                                     January 31, 2006          April 30, 2005
                                   --------------------      ------------------
Publisher payables                  $        28,624           $       27,722
Deposit on utility company
  condemnation                                    -                    7,000
Accrued expenses                              5,823                    6,849
Trade payables                                2,507                    3,827
Other                                         5,312                    5,322
                                   --------------------      ------------------
                                    $        42,266           $       50,720
                                   ====================      ==================


(5)      Discontinued Operation
         ----------------------
Net income from discontinued operations in the first nine months of fiscal 2006 reflects the gain from the disposition of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary ("Utility"), which were taken through condemnation proceedings. Financial information for operations of this subsidiary for prior periods has been reclassified to conform to this presentation.

Revenues from the Utility were $102,000 and $1,210,000 for the three and nine month periods ended January 31, 2005; possession of the Utility's assets was transferred on December 1, 2004, and therefore, there were no revenues for the Utility in fiscal 2006. Pretax income (loss) of the Utility was $79,000 and ($63,000) for the three and nine months ended January 31, 2005, and zero and $5,645,000 for the same periods ended January 31, 2006.

(6)      Information About the Company's Operations in Different Industry
         ----------------------------------------------------------------
         Segments
         --------
The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and nine-month periods ended January 31, 2006 and 2005.

THREE MONTHS:


                                       Newsstand     Fulfillment    Real Estate
                                      Distribution     Services     Operations      Corporate     Consolidated
                                     --------------  -------------  -------------  -------------  ------------
 January 2006 (Thousands):
  Revenues                           $     3,264     $  19,185      $  12,943      $     197      $   35,589
  Operating and G&A expenses               2,800        17,972          7,787            660          29,219
  Management fee (income)                     36           212            250           (498)              -
  Interest expense, net                      (36)          114              -              -              78
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income contribution from
     continuing operations           $       464     $     887      $   4,906      $      35      $    6,292
                                     ==============  =============  =============  =============  ============
--------------------------------------------------------------------------------------------------------------
January 2005 (Thousands):
  Revenues                           $     3,122     $  21,004      $   7,306      $      54      $   31,486
  Operating and G&A expenses               3,212        19,078          4,521            471          27,282
  Management fee (income)                     29           196            225           (450)              -
  Interest expense, net                       31           179              -             10             220
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income (loss)
     contribution from
     continuing operations           $      (150)    $   1,551      $   2,560      $      23      $    3,984
                                     ==============  =============  =============  =============  ============
--------------------------------------------------------------------------------------------------------------

NINE MONTHS:


                                       Newsstand     Fulfillment    Real Estate
                                      Distribution     Services     Operations      Corporate     Consolidated
                                     --------------  -------------  -------------  -------------  ------------
 January 2006 (Thousands):
  Revenues                           $    10,056     $  57,243      $  32,607      $     544      $  100,450
  Operating and G&A expenses               8,457        53,440         19,899          2,000          83,796
  Management fee (income)                    108           638            748         (1,494)              -
  Interest expense, net                      (54)          341              -              -             287
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income contribution from
     continuing operations           $     1,545         2,824      $  11,960      $      38      $   16,367
                                     ==============  =============  =============  =============  ============
  Identifiable assets                $    33,757     $  45,197      $  78,566      $  12,567      $  170,087

  Intangible assets                  $     3,893     $   1,298      $       -      $       -      $    5,191

--------------------------------------------------------------------------------------------------------------
January 2005 (Thousands):
  Revenues                           $     9,435     $  63,440      $  25,372      $     107      $   98,354
  Operating and G&A expenses               8,328        57,126         14,532          1,428          81,414
  Management fee (income)                     87           588            675         (1,350)              -
  Interest expense, net                       28           459              -             53             540
                                    --------------  -------------  -------------  -------------  ------------
  Pretax income (loss)
     contribution from
     continuing operations           $       992     $   5,267      $  10,165      $     (24)     $   16,400
                                     ==============  =============  =============  =============  ============
  Identifiable assets                $    41,322     $  41,269      $  75,068      $  21,138      $  178,797

  Intangible assets                  $     3,893     $   1,298      $       -      $       -      $    5,191
--------------------------------------------------------------------------------------------------------------


Item 2.     Management's Discussion and Analysis of Financial Condition
-------     -----------------------------------------------------------
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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. The Company's fiscal year ends on April 30, and all references in this Item 2 to the third quarter or first nine months of 2006 and 2005 mean the three or nine month periods ended January 31, 2006 and January 31, 2005.

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

The significant accounting policies of the Company are described in Note 1 to the 2005 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in the 2005 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2005 consolidated financial statements. The Company did not adopt any accounting policy in the first nine months of fiscal 2006 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS

For the third quarter of fiscal 2006, net income was $5,241,000, or $0.79 per share, compared to net income of $2,561,000, or $0.39 per share, in the third quarter of the prior fiscal year. Results for the third quarter of 2006 were entirely from continuing operations, while the prior year's results included net income from discontinued operations of $50,000, or $0.01 per share. Revenues were $35,589,000 in the third quarter this year versus $31,486,000 in the third quarter of fiscal 2005.

For the first nine months of fiscal 2006, net income was $15,661,000, or $2.36 per share, compared to net income of $10,782,000, or $1.63 per share, in the same period last year. This consisted of net income from continuing operations of $12,105,000, or $1.83 per share, and net income from discontinued operations of $3,556,000, or $0.53 per share, in 2006 versus net income from continuing operations of $10,822,000, or $1.64 per share, and a loss from discontinued operations of $40,000, or $0.01 per share, in the same period last year. Revenues were $100,450,000 in the first nine months this year versus $98,354,000 in the same period of fiscal 2005.

Net income from discontinued operations in the first nine months of 2006 reflects the gain from the disposition of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary, which were taken through condemnation proceedings. Financial information for operations of this subsidiary for periods prior to the disposal has been reclassified to conform to this presentation.

Revenues from Kable's media services operations decreased from $24,126,000 and $72,875,000 in the three and nine month periods ended January 31, 2005 to $22,449,000 and $67,299,000 in the same periods of the current year. These revenue declines were primarily due to decreases in Fulfillment Services revenues of $1,819,000 (9%) and $6,197,000 (10%) for the three and nine month periods ended January 31, 2006 compared to the same periods last year as a result of the continuing effect of customer losses at Kable's Colorado fulfillment services business that occurred in earlier periods. These revenue declines in the Fulfillment Services segment were offset in part by increases in Newsstand Distribution Services revenues of $142,000 (5%) and $621,000 (7%) in the same three and nine month periods ended January 31, 2006, with such increases being primarily due to additional revenues associated with the acquisition of distribution contracts in the third quarter of fiscal 2005. Media services operating expenses decreased by $1,441,000 (7%) and $3,709,000 (6%) for the third quarter and first nine months of 2006 compared to the same periods of 2005, primarily as a result of decreased expenses in the Fulfillment Services business of $994,000 (6%) and $3,853,000 (7%) in these periods. These decreased expenses mostly resulted from reductions in variable expenses, primarily payroll and benefits. Operating costs for Newsstand Distribution Services decreased $447,000 (17%) in the third quarter of 2006 compared to the same period last year, principally as a result of certain marketing costs incurred in the prior year which did not occur in 2006, but increased $144,000 (2%) for the nine months ended January 31, 2006 compared to the same period in 2005 because of the additional costs of amortization of the purchase price of the distribution contracts acquired in the third quarter of the prior year.

Revenues from land sales at the Company's AMREP Southwest subsidiary increased from $6,996,000 and $24,482,000 in the three and nine month periods ended January 31, 2005 to $12,621,000 and $31,680,000 in the same periods of the current year. This improvement was the result of increased sales of both developed and undeveloped residential lots and commercial properties in the Company's principal market of Rio Rancho, New Mexico in fiscal 2006, due in part to increased available developed lot inventory in residential areas as well as the continuing strength of the Rio Rancho real estate market. The gross profit on land sales was 48% for each of the three month periods ended January 31, 2006 and 2005, but decreased from 55% for the nine month period ended January 31, 2005 to 47% for the nine month period ended January 31, 2006 because a higher proportion of developed lots, which generally have lower gross profit margins than undeveloped lots, were sold in the current year. As a result of the increased land sales in the current year, the gross profit contribution from real estate operations improved significantly in the three and nine month periods ended January 31, 2006 compared to the prior year. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses increased from $208,000 in the third quarter of 2005 to $480,000 in the third quarter of the current year as a result of the increased land sales, representing approximately 3.0% and 3.8% of related land sale revenues in each period. For the first nine months of the year, these costs decreased from $1,246,000 in 2005 to $1,058,000 in 2006, representing approximately 5.1% and 3.3% of the related land sale revenues; the higher rate in 2005 was primarily due to legal and other closing costs incurred in the first quarter of that year associated with condemnation proceedings related to the Company's last parcel of land in Florida. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased by $191,000 (23%) and $576,000 (22%) in the third quarter and first nine months of the current year versus the same periods last year as a result of an increase in the Company's stock price which is used to value the portion of directors' compensation paid in stock, the addition of a corporate general counsel and the presence in the prior year of a sublease on corporate office space which offset a portion of the Company's rental expense. General and administrative costs of media services operations decreased by $78,000 (4%) in the third quarter of 2006 compared to the prior year period as a result of various cost reductions in both Fulfillment Services and Newsstand Distribution Services, but for the nine months ended January 31, 2006 increased by $152,000 (3%) over the same period of 2005 primarily due to an increase in health care costs resulting from adverse claims experience.

The Company's effective tax rate from continuing operations was 17% for the third quarter of 2006 compared to 37% for the same period last year. The lower effective tax rate in this year's third quarter was primarily attributable to an increase in the estimated benefit of a second quarter charitable contribution of land by the real estate business based upon an appraisal of the land that was concluded during the third quarter. The effective tax rate from continuing operations for the nine month periods ended January 31 was 26% in 2006 and 34% in 2005.


LIQUIDITY AND CAPITAL RESOURCES

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and media services operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

In April 2005, various of Kable's subsidiaries comprising its Fulfillment Services and Newsstand Distribution Services businesses entered into a credit arrangement with a bank that allows separate revolving credit borrowings for each business with up to $11,000,000 for Fulfillment Services and up to
$9,000,000 for Newsstand Distribution Services based upon a prescribed percentage of the borrower's eligible accounts receivable, as defined. At January 31, 2006, the borrowing availability of the Fulfillment Services business was $11,000,000, against which $2,691,000 was outstanding with interest at a rate of approximately 6.5%, and the borrowing availability of the Newsstand Distribution Services business was $9,000,000, against which $5,952,000 was outstanding with interest at a rate of approximately 6.3%. An additional $3,000,000 is available under the credit arrangement for capital expenditures.

AMREP Southwest has a loan agreement with a bank with a maximum borrowing capacity of $10,000,000 that is used to support real estate development in New Mexico. There were no balances outstanding under this arrangement at either January 31, 2006 or April 30, 2005.

On December 7, 2005, the Board of Directors declared a special cash dividend of $3.50 per common share payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005. The Board indicated that the Company's financial condition, substantial cash position and anticipated cash flow, particularly from its real estate operations, in relation to its current capital requirements were major factors in its determination to reward shareholders with this special cash dividend, which followed a special dividend of $0.55 declared on July 13, 2005, and other special dividends of $0.40 and $0.25 per share that were declared following the close of AMREP's fiscal years ending April 30, 2004 and 2003. The Company said that the Board may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.

Cash Flows From Operating Activities
------------------------------------

Inventory amounted to $53,563,000 at January 31, 2006 compared to $52,906,000 at April 30, 2005. Inventory in the Company's core real estate market of Rio Rancho was $47,103,000 at January 31, 2006 and $46,674,000 at April 30, 2005. The
balance of inventory consisted of property in Colorado.

Receivables from media services operations decreased from $51,348,000 at April 30, 2005 to $50,579,000 at January 31, 2006, primarily due to the timing of quarter-end billings and cash collections. Accounts payable and accrued expenses decreased from $50,720,000 at April 30, 2005 to $42,266,000 at January 31, 2006
because a $7,000,000 deposit received in fiscal 2005 in connection with the condemnation of the Company's El Dorado, New Mexico water utility subsidiary and reflected as a liability at April 30, 2005 was applied to the total proceeds of the transaction and recorded in the first quarter of fiscal 2006 upon receipt of the final payment due.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures amounted to $3,765,000 and $4,041,000 in the first nine months of 2006 and 2005, and were primarily related to computer hardware and software development for Kable's Fulfillment Services business. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and it is subject to certain other commitments and contingencies. The table below summarizes significant contractual cash obligations as of January 31, 2006 for the items indicated (in thousands):


     Contractual                          Less than           1 - 3             3 - 5           More than
     Obligations           Total            1 year            years             years            5 years
-------------------     ----------       -----------        ----------        ----------       ------------

Notes payable           $   11,664       $     1,738        $    1,283        $    8,643       $          -
Operating leases            19,130             4,708             4,753             3,305              6,364
                        ----------       -----------        ----------        ----------       ------------
Total                   $   30,794       $     6,446        $    6,036        $   11,948       $      6,364
                        ==========       ===========        ==========        ==========       ============

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

The Company has several credit facilities or loans that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At January 31, 2006, approximately $8,643,000 of the total debt of $11,664,000 was subject to variable interest rates. Refer to Item 7(A) of the Company's 2005 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

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

Date:  March 10, 2006             AMREP CORPORATION
                                 (Registrant)

                                  By:  /s/  Peter M. Pizza
                                     ------------------------------
                                     Peter M. Pizza
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.   Description
-----------   -----------
31.1          Certification required by Rule 13a-14(a) under the Securities
              Exchange Act of 1934.

31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32            Certification required pursuant to 18 U.S.C. Section 1350.