Form 10-K
period 2006-04-30
AMREP CORP
filed 2006-07-27
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)


[ x ] Annual  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 For the fiscal year ended April 30, 2006
                                       OR
[   ] Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934 For the transition period from          to
                                                          --------    --------

                          Commission File Number 1-4702
                                                 ------

                                AMREP CORPORATION
                                -----------------
             (Exact name of registrant as specified in its Charter)

         Oklahoma                                             59-0936128
         --------                                             ----------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                          Identification No.)

 212 Carnegie Center, Suite 302
      Princeton, New Jersey                                     08540
      ---------------------                                     -----
Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (609) 716-8200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------            -------------------------------------------
  Common Stock $.10 par value                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                           Yes         No   X
                               -----      -----

Indicate  by  check  mark if the  Registrant  is not  required  to file  reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act").
                           Yes         No   X
                               -----      -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
  Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                          ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
                           Yes         No   X
                               -----      -----

As of October 31, 2005, which was the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $44,854,869. Such aggregate market value was computed by reference to the closing sale price of the Registrant's Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 27, 2006, there were 6,645,112 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

                                     PART I
                                     ------

Item 1.          Business
-------          --------

                                     GENERAL

The Company*, through its subsidiaries, is primarily engaged in three business segments: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, "AMREP Southwest"), and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable Media Services, Inc. and its subsidiaries (collectively, "Kable"). Data concerning industry segments is set forth in note 17 of the notes to the consolidated financial statements. The Company's foreign sales and activities are not significant.

                             REAL ESTATE OPERATIONS

The Company conducts its Real Estate business through AMREP Southwest, with these activities occurring primarily in Rio Rancho, New Mexico. As of July 1, 2006, the Real Estate business employed approximately 15 persons, none of whom were represented by labor unions. The Company considers its relations with these employees to be good.

Land Development Properties - Rio Rancho

Rio Rancho (including the City) consists of 91,049 contiguous acres in Sandoval County, New Mexico, near Albuquerque, of which approximately 73,600 acres have been platted into approximately 113,800 homesite and commercial lots, 16,400 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land. At April 30, 2006, approximately 88,200 of these lots had been sold. The Company currently owns approximately 18,500 acres in Rio Rancho, of which approximately 4,900 acres are in contiguous blocks which are being developed or are suitable for development and approximately 2,000 acres are in areas with a high concentration of ownership suitable for special assessment districts or city redevelopment areas which may allow for future development under the auspices of local government. The balance is in scattered lots which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or which may be sold individually or in small groups.

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

Today, Rio Rancho is the third largest city in New Mexico with a population approaching 70,000. The commercial areas in Rio Rancho presently include more than 500 businesses and professional offices, as well as 17 shopping centers with approximately 1.7 million square feet of retail and office space, including a 55,000 square foot office building and a 29,000 square foot commercial rental property which are owned by the Company. The industrial areas have approximately 85 buildings with approximately 4.5 million square feet, including a manufacturing facility containing approximately 3.1 million square feet which is owned and occupied by Intel Corporation, Rio Rancho's largest employer.

Since early 1977, no individual lots without homes at Rio Rancho have been sold by the Company to consumers. A substantial number of lots without homes were sold prior to 1977, and most of these are in areas where utilities have not yet been installed. However, under certain of the contracts pursuant to which the lots were sold, if utilities have not reached a lot when the purchaser is ready to build a home, the


--------------------
*As used herein, "Company" includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

Company is obligated to exchange a lot in an area then serviced by water, telephone and electric utilities for the lot of the purchaser, without cost to the purchaser. The Company has not incurred significant costs related to such exchanges.

Other Real Estate Properties

The Company has various investment properties, principally consisting of the 55,000 square foot office building it owns in Rio Rancho in which it occupies approximately 5,400 square feet and leases the remainder, and the 29,000 square foot commercial rental property it owns in Rio Rancho that is presently being offered for lease. The Company may develop additional investment properties in the future.

The Company also owns two tracts of land in Colorado, consisting of one residential property of approximately 160 acres planned for approximately 350 homes which is being offered for sale subject to obtaining all necessary entitlements, and one property of approximately 10 acres zoned for commercial use, which is also being offered for sale but which may be developed by the Company.

       FULFILLMENT SERVICES AND NEWSSTAND DISTRIBUTION SERVICES OPERATIONS

Through Kable,  the Company (i) performs  subscription  fulfillment  and related services for publishers and other customers and (ii) distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries. As of July 1, 2006, Kable employed approximately 1,280 persons, of whom approximately 1,130 were involved in its fulfillment activities and 150 in distribution activities, none of whom were represented by labor unions. The Company considers its relations with these employees to be good.

Fulfillment Services

Kable's Fulfillment Services business performs a number of fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services, lettershop and graphic arts services, customer telephone support, list services and product fulfillment services, and it accounted for 85% of Kable's revenues in fiscal 2006.

In the magazine subscription fulfillment service operation, Kable processes new orders, receives and accounts for payments, prepares and sends to each publisher's printer labels or tapes containing the names and addresses of subscribers for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications for mailing, maintains subscriber lists and data bases, generates marketing and statistical reports, processes internet orders and prints forms and promotional materials. Kable performs all of these services for many clients, but some clients utilize only certain of them. Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications, Kable also performs services for a number of trade (business) publications, membership organizations and government agencies which utilize the broad capabilities of Kable's extensive data base system.

Kable's lettershop and graphic arts departments prepare and mail statements and renewal forms for its publisher clients to use in their subscriber mailings. List services clients are also primarily publishers for whom Kable maintains client customer lists, selects names for clients who rent their lists to others, merges rented lists with a client's list to eliminate duplication for the client's promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts for clients. Product fulfillment services are provided for Kable's publisher clients and other direct marketers. In this activity, Kable receives, warehouses, processes and ships merchandise.

The Company believes that Kable is the second largest provider of subscription fulfillment services to magazine publishers in the United States, performing fulfillment services for approximately 725 different magazine titles for approximately 250 clients and maintaining almost 41 million active subscriber names for its client publishers. In a typical month, Kable produces approximately 50 million mailing labels for its client publishers and also processes over 15 million pieces of outgoing mail for its clients.

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

Newsstand Distribution Services

In its Newsstand Distribution Services operation, Kable distributes magazines for over 250 publishers. Among the titles are many special interest magazines, including automotive, puzzle, men's sophisticates, comics, romance and sports. Kable generally purchases the publications from its publisher clients and sells them to independent wholesalers. The wholesalers in turn sell the publications to retail outlets. All parties generally have full return rights for unsold copies. In a typical month during fiscal 2006, Kable distributed approximately 25 million copies of various titles through a distribution network of approximately 100 independent wholesalers. The newsstand distribution business accounted for 15% of Kable's revenues in fiscal 2006.

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

Kable competes primarily with three other national distributors, all of whom are substantially larger than Kable. Each of these larger competitors is owned by or affiliated with a magazine publishing company. Such companies publish a substantial portion of all magazines published in the United States, and the competition for the distribution rights to the remaining publications is intense. In addition, there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines arising from changes within the magazine distribution industry in recent years. As a result, three of these wholesalers accounted for approximately 57% of the fiscal 2006 gross billings of the Newsstand Distribution Services operations and approximately 47% of Kable's consolidated accounts receivable at April 30, 2006.

Item 1A.          Risk Factors
--------          ------------

The risks described below are among those that could materially and adversely affect the Company's business, financial condition or results of operations. These risks could cause actual results to differ materially from historical experience and from results predicted by any forward-looking statements related to conditions or events that may occur in the future. These risks are not the only risks the Company faces, and other risks include factors not presently known as well as those that are currently considered to be less significant.

Real Estate Operations
----------------------

The Company's Real Estate business is highly concentrated in one market, and current results and future growth may be limited if the economy contracts in this market. Substantially all of the Company's real estate assets are located in Rio Rancho, New Mexico. As a result of this geographic concentration, the Company could be affected by changes in economic conditions in this region from time to time, including economic contraction due to, among other things, the failure of key industries and employers. The Company's results of operations or future growth may be adversely impacted if the demand for residential or commercial real estate declines in Rio Rancho as a result of such changes in economic conditions.

The Company owns a depleting asset, and long-term growth in the Real Estate business will require the acquisition of additional inventory or expansion into new markets. Substantially all of the Company's real estate revenues are derived from sales of its core inventory in Rio Rancho, New Mexico. This property was acquired more than 40 years ago, and as of April 30, 2006, the Company still owned approximately 18,500 acres from this original purchase. From time to time during the Company's history, it has operated in other markets and it still owns some land in Colorado, but currently its operations are conducted entirely in Rio Rancho. The continuity and future growth of the Company will require that it acquire new properties in Rio Rancho or expand to other markets to provide it with sufficient assets in order to maintain its current level of operations. The success of any such acquisitions may depend on the Company's ability to identify and fairly value appropriate assets for acquisition and to successfully manage and integrate such assets and personnel acquired in these transactions. If the Company does not acquire new real estate assets, it will eventually liquidate its existing holdings and be out of the real estate business.

The Company is subject to substantial legal, regulatory and other requirements regarding the development of land, which can cause delays in land sales and increase costs. Development activities performed in connection with real estate sales (including obtaining necessary governmental approvals, access to water supplies, installation of utilities and necessary storm drains, and building or improving roads) are regulated by numerous local, state and federal statutes, ordinances, rules and regulations, including those concerning zoning, resource protection and other environmental impacts. These regulations often provide broad discretion to governmental authorities that regulate these matters and from whom the Company must obtain approvals. The approval process can result in delays and increases in cost to the Company as well as its primary customers, commercial and residential builders. Government regulations and legal challenges may delay the start of planned communities, increase the Company's expenses or limit its customers' development activities. Various local, state and federal statutes, ordinances, rules and regulations concerning access to water supplies, zoning, construction, sales and similar matters also apply to the industry. This governmental regulation affects the Company's land sales activities and at times may limit the Company's ability to develop or sell land. Delays and increased expenses may also be experienced as a result of legal challenges to proposed communities, whether brought by governmental authorities or private parties.

Increases in taxes or governmental fees would increase the Company's costs. Also, adverse changes in tax laws could reduce customer demand for land for commercial and residential development. Increases in real estate taxes and other local governmental fees, such as fees imposed on developers to fund schools, open space and road improvements or to provide low and moderate income housing, would increase the Company's costs and have an adverse effect on the Company's operations. In addition, increases in local real estate taxes or changes in income tax laws that would reduce or eliminate tax deductions or incentives could adversely affect homebuilders' potential customer demand and could adversely affect future sales.

Changing market conditions may adversely affect companies in the real estate industry who rely upon adequate credit in order to finance their purchases of land from the Company. Residential and commercial developers to whom the Company sells land frequently rely upon third party financing to provide the capital necessary for their acquisition of land. Changes in economic and other external market conditions may result in their inability to obtain suitable financing, which could adversely impact the Company's ability to sell land, or necessitate it to sell land at lower prices, thus reducing the margins that the Company has historically achieved.

Adverse changes in general economic, real estate development or other business conditions could adversely affect the Company's business and its financial results. A significant percentage of the Company's real estate revenues are derived from customers in the residential homebuilding business, which is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of mortgage financing and interest rate levels. Adverse changes in any of these conditions, in particular in the Rio Rancho market where the Company operates, could decrease demand and therefore affect the pricing of land sold to developers, resulting in a decrease in the Company's revenues and earnings.

Real Estate is a cyclical industry. During periods of economic expansion, the Real Estate business generally benefits from the demand for developable land. During periods of economic contraction, the Company is generally adversely affected by declining demand for land. Also, there can be no assurance that an increase in demand or an economic expansion will be sustained in the Rio Rancho market, where the Company's core real estate business is based and operates.

The Real Estate business is dependent on subcontractors. The development of land on a timely basis is critical to the Company's ability to close sales of property in accordance with its contractual obligations. The availability of subcontractors in the Rio Rancho market can be affected by numerous factors beyond the Company's control, including the general demand for these subcontractors by other sellers of land. While alternate suppliers exist for many of the services required by the Company, there can be no assurance that the Company will not experience delays or be forced to seek alternative suppliers, which may increase costs or adversely affect its ability to sell land on a timely basis.

Media Service Operations
------------------------

The Company participates in highly competitive industries and competitive pressures may result in a decrease in its revenues and profitability. The Fulfillment and Newsstand Distribution Services businesses compete in highly competitive markets, and some competitors have financial resources that are substantially greater than those of the Company. Over the past several years, the Company has experienced significant price competition in its markets. Competitive pressures could cause the Company's Media Services businesses to lose market share or result in significant price erosion that would have an adverse effect on their results of operations.

The introduction and increased popularity of alternative technologies for the distribution of news, entertainment and other information and the resulting shift in consumer habits and advertising expenditures from print to other media could adversely affect the Newsstand Distribution and Fulfillment Services businesses. Revenues in the Media Services business segments are principally derived from services performed for publishers. The distribution of news, entertainment and other information via the Internet has become increasingly popular over the past several years, and viewing news, entertainment and other content on a personal computer, cellular phone or other device has become increasingly popular as well. Accordingly, the resulting shift of advertising dollars from traditional print to online media could adversely affect the publishing industry and, ultimately, have a "trickle down" negative impact on the Company's Newsstand Distribution and Fulfillment Services businesses due to a shift in consumer demand away from the print media and toward digital downloading and other delivery methods.

Media operations could face increased costs and business disruption resulting from instability in the newsstand distribution channel. The Company extends credit to various companies that may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. Due to industry consolidation, four wholesalers represent approximately 80% of the wholesale magazine distribution business. There is a possibility of further consolidation among these wholesalers, and the insolvency of any of them could have a material, adverse impact on the Company's financial condition and results of operations. Should there be a disruption in the wholesale channel, it could impede the ability to distribute magazines to the retail marketplace.

The Company's operating results depend in part on continued successful research, development and marketing of new or improved services and data processing capabilities. There can be no assurance that the Company will continue successfully to introduce new services and data processing capabilities on a timely and cost-effective basis. The success of new and improved services depends on their initial and continued acceptance by the various publishers and customers with whom the Company conducts its business. The Company's several revenue streams are affected by varying degrees of technological change and shifts in customer demand, which may result in the transition of services provided and an increased importance of being "first to market" with new services and information processing innovations. Difficulties or delays in the development, production or marketing of new services and information processing capabilities may be experienced, and this may negatively impact the Company's operating results and prevent it from realizing the return on investment required to bring new services and information processing capabilities to market on a timely and cost effective basis.

The Company operates in highly competitive markets that are subject to rapid change, and the Company must continue to invest in developing technologies and adapt various systems in order to remain competitive. There are substantial uncertainties associated with the Company's efforts to develop new technologies and services for the media fulfillment and distribution markets it serves. The Company makes significant investments in new information processing technologies and services that may not be profitable and even if they are profitable, operating margins for new technologies and services may be lower than the margins that the Company has experienced historically.

The Company's operations could be disrupted if its information systems fail, causing increased expenses and loss of sales. The Company's business depends on the efficient and uninterrupted operation of its computer and communications capabilities, including the maintenance of customer data bases for billing and label processing, as well as its magazine distribution order regulation system. If a key system were to fail or experience unscheduled down-time for any reason, even if only for a short period, the Company's operations and financial results could be adversely affected. The Company's systems could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins or similar events. The Company has a formal disaster recovery plan in place, but this plan may not be entirely successful in preventing delays or other complications that could arise from information systems failure and, if it is not successful, the Company's business interruption insurance may not adequately compensate it for losses that may occur.

Virtually all of the Company's revenues in the Newsstand Distribution Services business are derived from sales made on a fully returnable basis, and an error in estimating expected returns could cause a misstatement of revenues for the period affected. As is customary in the magazine distribution industry, virtually all of the Company's revenues in this business segment are derived from sales made on a fully returnable basis. During the year ended April 30, 2006, approximately 75% of the magazines initially distributed by the Company were ultimately returned for credit by customers. The Company recognizes revenues from the distribution of magazines at the time of delivery to the wholesalers, less a reserve for estimated returns that is based on historical experience and most recent sales data on an issue-by-issue basis. Although the Company has the contractual right to return these magazines for offsetting credits from the publishers from whom the magazines are purchased, an error in estimating the percentage of returns at the end of an accounting period would have the effect of understating or overstating revenues in the period affected as well as in the subsequent periods when the correct information became known.

The Company depends on the Internet to deliver some of its services, which may expose the Company to increased risks. Many of the Company's operations and services, including order taking on behalf of customers and communications with customers and suppliers, involve use of the Internet, and the Company's business is subject to any factors that adversely affect Internet usage, including the reliability of Internet service providers, which, from time to time, have operational problems and experience service outages. Additionally, one of the requirements of the continued growth over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches of the Company's networks or those of its customers or well-publicized security breaches affecting the Internet in general could significantly harm growth and revenues.

Other Entity-Wide Risk Factors
------------------------------

The Company requires access to credit facilities, and either the inability to obtain adequate financing or increases in interest rates could adversely affect its results of operations. The Company's operations depend on its ability to obtain financing for development of land inventory in the Real Estate business and for working capital and capital expenditure requirements in the Media Services business. If the Company is not able to obtain suitable financing, its costs could increase and its revenues could decrease, or the Company could be precluded from continuing its operations at current levels.

Increases in interest rates can make it more difficult and expensive to obtain the funds needed to operate the Company's businesses. The applicable interest rates on the revolving bank credit facilities that both the Real Estate business and Media Service business have in place fluctuate based on changes in short-term interest rates generally and on the amount of outstanding borrowings under those facilities. Increases in interest rates would increase the Company's interest expense.

The Company may engage in acquisitions and may encounter difficulties in integrating these businesses and, therefore, may not realize the anticipated benefits of the acquisitions. From time to time, the Company may seek to grow through strategic acquisitions intended to complement or expand one or more of its businesses or to enable it to enter a new business. The success of these transactions may depend on its ability to integrate systems and personnel acquired in these transactions without substantial costs, delays or other operational or financial problems. The Company may encounter difficulties in integrating acquisitions with its operations or in separately managing a new business. Furthermore, the Company may not realize the degree or timing of benefits that it anticipates when first entering into a transaction. Any of the foregoing could adversely affect the Company's business and results of operations.

The Company's management and internal systems may not be adequate to handle its potential growth. To manage future growth, the Company's management must continue to improve operational and financial systems and to expand, train, retain and manage its employee base. At the same time, the Company will likely be required to manage an increasing number of relationships with various customers and other parties. If the Company's systems, procedures and controls are inadequate to support its operations, expansion could be halted and the opportunity to gain significant additional market share could be lost. Any inability to manage growth effectively may harm the Company's business.

If the Company's accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, its business could be seriously harmed. Although the Company evaluates its internal control over financial reporting and disclosure controls and procedures as of the end of each quarter, it may not be able to prevent all instances of accounting errors or fraud in the future. These control systems remain subject to the risk of human error and the risk that controls can be circumvented for wrongful purposes by individuals in management and non-management positions. The Company's business could be seriously harmed by any material failure of these control systems.

The Company has a principal shareholder whose interests may conflict with other investors. The Company's principal shareholder owns approximately 55% of its outstanding capital stock. As a result, the principal shareholder exercises significant influence over the Company's major decisions, including through his ability to nominate and elect the members of the Board of Directors.

The Company's common stock price has been volatile, which could result in substantial losses for stockholders. The Company's common stock is currently traded on the New York Stock Exchange. The closing sale prices of its common stock have ranged from a low of $21.58 per share to a high of $46.75 per share for the 52-week period ending April 30, 2006. The trading price of the Company's common stock can be affected by numerous factors, including, but not limited to, announcements of new services, additions or departures of key personnel, quarterly fluctuations in the Company's operating results, changes in analysts' estimates of financial performance, general conditions in the industries in which the Company operates and in the financial markets and a variety of other risk factors, including the ones disclosed in this annual report on Form 10-K.

The Company's quarterly operating results can fluctuate significantly. The Company has experienced, and may continue to experience, significant fluctuations in its quarterly operating results, which may adversely affect its stock price. Future quarterly operating results may not align with past trends as a result of numerous factors, including many that result from the unpredictability of the nature and timing of real estate land sales, the variability in gross profit margins and competitive pressures.

Changes in tax laws or the interpretation of tax laws may negatively affect the Company's business. The Company believes that its recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in tax laws or in their interpretation and whether such changes could have a material negative effect on the Company's operating results.

The Company may be subject to costly litigation and governmental proceedings that could adversely affect its results of operations. From time to time, the Company may be subject to various claims and lawsuits by the government, competitors, customers or other parties arising in or out of the ordinary course of business. Such matters can be time-consuming, divert management's attention and resources, and cause the Company to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on the Company's future operating results or cash flows.

Terrorist attacks and threats may disrupt the Company's operations and negatively impact its revenues, costs and stock price. The terrorist attacks in September 2001 in the U.S., the U.S. response to those attacks and the resulting decline in consumer confidence had a substantial adverse impact on the U.S. economy. Any similar future events may disrupt the Company's operations or those of its customers. In addition, these events have had and may continue to have an adverse impact on the U.S. economy in general and consumer confidence and spending in particular, which could harm the Company's revenues. Any new terrorist events or threats could have a negative impact in the U.S. and world financial markets, which could reduce the price of the Company's common stock and limit the capital resources available to it and the homebuilders, publishers, customers and others with whom the Company conducts business. This could have a significant impact on revenues, costs and operating results and might result in increased volatility in the market price of the Company's common stock.

The  Company's  pension plan is  underfunded,  and may require  additional  cash contributions. The Company's pension plan is underfunded by approximately $3.2 million at April 30, 2006. A key assumption underlying the actuarial calculations upon which the Company's accounting and reporting obligations are based is an assumed investment rate of return of 8%; if the pension plan assets do not realize this expected rate of return or if other assumptions are incorrect, the Company could be required to make substantial contributions to its pension plan until the plan is fully funded, which could limit the Company's financial flexibility.

The Company is dependent on its key personnel. The Company is dependent upon the continued services of certain key officers and employees, and the loss of key personnel could have an adverse effect on the Company's business. The Company does not maintain "key man" insurance for any of its officers, and its continued success depends on the ability to attract and retain a skilled labor force. There can be no assurance that the Company will be successful in attracting and retaining the personnel required either to maintain its business or expand its operations.

Item 1B.          Unresolved Staff Comments
--------          -------------------------

Not applicable.

Item 2.           Properties
-------           ----------

The Company's executive offices are located in approximately 2,500 square feet of leased space in an office building in Princeton, New Jersey. Real Estate operations are based in approximately 5,400 square feet in a Company-owned 55,000 square foot office building in Rio Rancho, New Mexico, with the remaining space leased to commercial tenants. In addition, other real estate inventory and investment properties are described in Item 1. Kable's executive offices are based in New York City, and these offices together with the production, administration, sales and other facilities for its Fulfillment Services and Newsstand Distribution Services businesses are located in twelve owned and leased facilities which, in the aggregate, comprise approximately 600,000 square feet of space in Mt. Morris, Illinois, Marion, Ohio, Louisville, Colorado, New York City and Cerritos, California. The Company believes its facilities are adequate for its current and anticipated requirements.

Item 3.           Legal Proceedings
-------           -----------------

A. On May 3, 2000, a civil action was commenced in the United States District Court for the Southern District of New York entitled United Magazine Company, et al. v. Murdoch Magazines Distribution, Inc., et al. The Complaint was filed by five affiliated magazine wholesalers and a related service company (collectively referred to as "Unimag") against Murdoch, a national distributor of magazines, and Chas. Levy Circulating Co., a magazine wholesaler. An Amended Complaint was filed on August 31, 2000, in which the Company's Kable News Company, Inc. subsidiary and three other national distributors were added as defendants. Motions by the defendants to dismiss the Amended Complaint were granted, with leave to the plaintiffs to replead specified claims. In June 2001, a Second Amended Complaint was filed which included two claims against Kable News: (i) violation of the Robinson-Patman Act, which generally prohibits discriminatory pricing, and (ii) breach of fiduciary duty.

The defendants moved to dismiss the Second Amended Complaint. The Court denied the motions with respect to the Robinson-Patman Act claim but dismissed the claim for breach of fiduciary duty. Kable News then answered the Robinson-Patman Act claim, denying the material allegations and asserting affirmative defenses. Kable News also asserted counterclaims to recover certain unpaid debts from Unimag.

Pursuant to an order of a United States Magistrate Judge in October 2003, Unimag presented each of the defendants with an analysis of its damage claim against such defendant. The damage claim against Kable News amounts to approximately $15.2 million; any damages awarded would be trebled.

Pretrial discovery has been completed. The action against Levy was settled, and the remaining defendants moved for summary judgment. In September 2005, the Court granted the motion for summary judgment of the defendants, including Kable News, and judgment in favor of the defendants was entered on September 27, 2005. Unimag filed an appeal of the judgment on July 5, 2006.

In April 2006, Unimag entered into a consent judgment in favor of Kable News on the counterclaims of Kable News for $4,159,770, plus interest at the rate of 6% per annum from September 30, 1999, and Kable News agreed not to enforce the judgment until the action has been concluded. Unimag is no longer in business and does not appear to have the assets to pay that judgment.

B. The Company and its subsidiaries are involved in various other claims and legal actions arising in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Name             Office Held / Principal Occupation for Past Five Years    Age
----             ------------------------------------------------------    ---
James Wall       Senior Vice President of the Company since 1991;          69
                 Chairman, President and Chief Executive Officer of
                 AMREP Southwest Inc., a wholly-owned subsidiary of the Company, since 1991.


Peter M. Pizza   Vice President and Chief Financial Officer of the         55
                 Company since May 2001; Vice President and Controller of the Company from 1997 to 2001.


Joseph S. Moran  Vice President, General Counsel and Secretary of the      58
                 Company since June 2005; Mr. Moran previously served as Vice President, General Counsel and Secretary of
                 SatCon Technology Corporation from 2001 to 2005.


Michael P. Duloc President and Chief Operating Officer of the Company's    49
                 Newsstand Distribution Services business since 1996 and of the Company's Fulfillment Services business since 2000.


The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

                                     PART II
                                     -------

Item 5.           Market for Registrant's Common Equity and Related Stockholder
-------           -------------------------------------------------------------
                  Matters
                  -------

The Company's common stock is traded on the New York Stock Exchange under the symbol "AXR". On July 1, 2006, there were approximately 1,450 holders of record of the common stock. The range of high and low closing prices for the last two fiscal years by quarter is presented below:


           FIRST            SECOND               THIRD              FOURTH
       ---------------   ---------------    ----------------    ----------------
       HIGH       LOW     HIGH      LOW      HIGH       LOW      HIGH       LOW
      ------    ------   ------   ------    ------    ------    ------    ------

2006 $ 30.40   $ 21.58  $ 33.00  $ 24.00   $ 33.88   $ 23.22   $ 46.75   $ 27.25
2005 $ 20.80   $ 17.03  $ 18.55  $ 17.10   $ 23.90   $ 17.18   $ 28.34   $ 22.58


Dividend Policy

On July 14, 2006, the Board of Directors declared a special cash dividend of $0.85 per common share payable on August 16, 2006 to shareholders of record at the close of business on July 31, 2006. Previously, the Company had declared special dividends of $0.55, $0.40 and $0.25 per share following the close of the Company's fiscal years ending April 30, 2005, 2004 and 2003. The Board has stated it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs. Notwithstanding such statement and the status of such future conditions, no assurance is given that there will be any such future dividends declared or that future dividend declarations, if any, will be commensurate in amount or frequency with past dividends.

In addition to the foregoing four special annual dividends, on December 7, 2005, the Board of Directors declared a special cash dividend of $3.50 per common share payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005. The Board indicated that the Company's financial condition, substantial cash position and anticipated cash flow, particularly from its real estate operations, in relation to its then-current capital requirements were major factors in its determination to reward shareholders with this special cash dividend.

Sales of Unregistered Company Stock

Pursuant to the Company's 2002 Non-Employee Directors' Stock Plan, the Company issued an aggregate of 7,500 shares of its Common Stock to its six non-employee directors on March 15, 2006, as partial payment for their services as directors for the six months preceding such issuances. These issuances were not registered under the Securities Act of 1933, as amended, by reason of the exemption provided in Section 4(2) of such Act for transactions by an issuer not involving any public offering.

Equity Compensation Plan Information

See Item 12 of Part III of this annual report on Form 10-K that incorporates such information by reference from the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 6.           Selected Financial Data
-------           -----------------------

The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years has been derived from and is qualified by reference to the consolidated financial statements. The consolidated financial statements have been audited by McGladrey & Pullen, LLP, independent registered public accounting firm. The information should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is Item 7 of Part II of this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.


                                         (In thousands of dollars except per share amounts)
                                                        Year Ended April 30,
                          ----------------------------------------------------------------------------------
                                  2006             2005           2004            2003              2002
                             --------------  ---------------  --------------- ---------------  -------------
Financial Summary (a):
  Revenues                    $  148,296       $   134,506      $  129,291      $   72,189      $   81,911
  Income from  Continuing
    Operations                $   22,494       $    15,588      $   11,297      $    6,227      $    3,721
  Income (loss) from
    Discontinued Operations,
    net of tax                $    3,556       $       (63)     $      380      $       46      $      (23)
  Net Income                  $   26,050       $    15,525      $   11,677      $    6,273      $    3,698
  Total Assets                $  189,041       $   194,309      $  171,165      $  159,550      $  149,832

Capitalization:
  Shareholders' Equity        $  118,970       $   117,405      $  105,522      $   93,828      $   93,479
  Notes Payable               $    6,016       $    12,054      $   12,643      $   18,427      $   16,619

Per Share:
  Earnings from Continuing
    Operations                $     3.39       $      2.36      $     1.71      $     0.94      $     0.57
  Income (loss) from
    Discontinued Operations   $     0.54       $     (0.01)     $     0.06      $     0.01      $    (0.01)
  Earnings Per Share-
    Basic and Diluted         $     3.93       $      2.35      $     1.77      $     0.95      $     0.56
  Book Value                  $    17.91       $     17.72      $    15.97      $    14.24      $    14.22
  Cash Dividend               $     4.05       $      0.40      $     0.25      $        -      $        -

Shares Outstanding                 6,644             6,626           6,606           6,588           6,574

(a)  Amounts for 2002-2004 have been  reclassified  to present the  discontinued
     operation  of  the  Company's  utility  subsidiary.   See  note  2  to  the
     consolidated financial statements.

Item 7.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations
             ---------------------

INTRODUCTION
------------

For a description of the Company's business, refer to Item I of Part I of this annual report on Form 10-K.

As  indicated  in Item I, the  Company is  primarily  engaged in three  business segments: the Real Estate business operated by AMREP Southwest and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable. Data concerning industry segments is set forth in note 17 of the notes to the consolidated financial statements. The Company's foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 7 to 2006, 2005 and 2004 mean the fiscal years ended April 30, 2006, 2005 and 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements as well as the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments and estimates to be made include: (i) the determination of revenue recognition for the Newsstand Distribution Services business, which is based on estimates of allowances for magazine returns to the Company from wholesalers and the offsetting return of magazines by the Company to publishers for credit; (ii) allowances for doubtful accounts; (iii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete;
(iv) the determination of revenue recognition under the percentage-of-completion method for certain construction contracts, which is determined based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the project; (v) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (vi) pension plan accounting; and (vii) legal contingencies. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. Certain of the most critical assumptions made in arriving at these accounting estimates include the following: (i) Newsstand Distribution Services revenues represent commissions earned from the distribution of publications for client publishers that are recorded by the Company at the time the publications go on sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists". The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice. Accordingly, the Company provides for estimated returns by charges to income that are determined on an issue-by-issue basis utilizing historical experience and current sales information. The financial impact to the Company of a change in the sales estimate for magazine returns to it from its wholesalers is substantially offset by the simultaneous change in the Company's estimate of its cost of purchases since it passes on the returns to publishers for credit. As a result, the effect of a difference between the actual and estimated return rates on the Company's commission revenues is the amount of the commission attributable to the difference. The effect of an increase or decrease in the Company's estimated rate of returns of 1% during any period would be dependent upon the mix of magazines involved and the related selling prices and commission rates, but would generally result in a change in that period's net commission revenues of approximately $125,000; (ii) management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable; (iii) real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred; (iv) percentage-of-completion revenue recognition for certain construction contracts is based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in the costs of subcontractors, materials and equipment, productivity and scheduling; (v) asset impairment determinations (including that of goodwill) are based upon the intended use of assets and expected future cash flows; (vi) pension plan accounting and disclosure is based upon numerous assumptions and estimates, including the expected rate of investment return on retirement plan assets, the interest rate used to determine the present value of liabilities (the discount rate), and certain employee-related factors such as turnover, retirement age and mortality. The effect of every 0.25% change in the investment rate of return on retirement plan assets would increase or decrease the pension expense by approximately $70,000 per year, and a change in the discount rate of 0.25% at a fiscal year-end would result in an increase or decrease in the subsequent year's pension cost of approximately $45,000; and (vii) the Company is currently involved in one significant legal proceeding which is described in Item 3 of this annual report on Form 10-K, and several routine matters. If the summary judgment in favor of the defendants, including the Company, were reversed upon appeal in the significant proceeding and if the plaintiffs were then to prevail in the case, the result could have a material adverse effect on the financial condition of the Company. It is possible that the consolidated financial position or results of operations for any particular quarterly or annual period could be materially affected by an outcome of other litigation that is significantly different from our assumptions.

Year Ended April 30, 2006 Compared to Year Ended April 30, 2005
---------------------------------------------------------------

Results of Operations

Net income in 2006 was $26,050,000, or $3.93 per share, compared to net income of $15,525,000, or $2.35 per share, in 2005. The 2006 results consisted of net income from continuing operations of $22,494,000, or $3.39 per share, and net income from discontinued operations of $3,556,000, or $0.54 per share, versus net income from continuing operations of $15,588,000, or $2.36 per share, and a net loss from discontinued operations of $63,000, or $0.01 per share, in 2005. The substantial increase in net income from continuing operations in 2006 was attributable to significant revenue growth and the resulting gross profits achieved in the Company's Real Estate operations. Consolidated revenues increased to $148,296,000 in 2006 from $134,506,000 in 2005 as a result of the increased real estate revenues, partially offset by decreased revenues from the Company's Media Services operations (as described below).

Net income from discontinued operations in 2006 reflected the gain from the disposition of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary, which were taken through condemnation proceedings. The Company began accounting for this subsidiary as a discontinued operation in the quarter ended January 31, 2005. Accordingly, financial information for prior periods has been reclassified to conform to this presentation.

Revenues from land sales at the Company's AMREP Southwest subsidiary increased approximately 60%, from $36,154,000 in 2005 to $57,810,000 in 2006, resulting in significantly higher gross profits in 2006 compared to the prior year. This substantial revenue increase was due to increased sales of both developed and undeveloped lots in the Company's principal market of Rio Rancho, New Mexico. An increase in revenues from the sale of developed lots to homebuilders from $14,994,000 in 2005 to $31,920,000 in 2006 demonstrated the continuing strength of the Rio Rancho market, while revenues from the sale of undeveloped builder lots increased from $11,914,000 in 2005 to $19,514,000 in 2006 principally due to one large transaction that was part of a redevelopment project being undertaken by another company. Revenues from sales of commercial and industrial properties decreased slightly in 2006, from $7,183,000 in 2005 to $6,376,000 in 2006, as the prior year included one large sale that represented a major component of the revenues whereas 2006 activity consisted of numerous smaller transactions. The average gross profit percentage on land sales decreased to 54% in 2006 from 55% in 2005, reflecting the relative mix of lots sold in each year. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Kable's Fulfillment Services and Newsstand Distribution Services businesses (collectively, "Media Services operations") decreased approximately 9%, from $96,913,000 in 2005 to $88,463,000 in 2006. This revenue decline was due to a decrease in Fulfillment Services revenues of $8,564,000 (10%) offset in part by a $114,000 (1%) increase in Newsstand Distribution Services revenues.

Although there are multiple revenue streams in the Fulfillment Services business, including revenues from the maintenance of customer computer files and the performance of other fulfillment-related activities, including telephone (call center) support and graphic arts and lettershop services, a customer generally contracts for and utilizes all available services as a total package, and the Company would not provide its ancillary services to a customer unless it was also providing the core service of maintaining a data base of names. Thus, variations in fulfillment revenues are the result of fluctuations in the number and sizes of customers rather than in the demand for a particular service. This is also true in the Newsstand Distribution Services business where there is only one primary service provided which results in one revenue source, the commissions earned on the distribution of magazines. The Company competes with other companies, including three much larger companies in the Newsstand Distribution Services business and one much larger company in the Fulfillment Services business, and the competition for new customers is intense in both segments, which results in a price sensitive industry which may restrict the Company's ability to increase its prices.

The 10% revenue decline in Fulfillment Services in 2006 was principally caused by customer losses that occurred in earlier periods at Kable's Colorado fulfillment services business that was acquired from Electronic Data Systems
Corporation ("EDS") in fiscal 2003, while revenues of Newsstand Distribution Services increased 1% primarily because decreases in gross billings to existing customers were offset by additional revenues generated by new business. Total operating expenses of the Media Services operation decreased by $5,368,000 (6.8%) in 2006 compared to 2005, with the operating expenses of Fulfillment Services decreasing $5,179,000 (7.4%) compared to the prior year principally due to decreases in payroll and other variable expenses resulting from the fulfillment services revenue decrease as well as the non-recurrence of certain consulting expenses incurred in the prior year. Fulfillment operating expenses amounted to 87% of related revenues in 2006 compared to 84% in 2005. Operating expenses for Newsstand Distribution Services decreased $189,000 (2.1%) in 2006 compared to 2005 principally as a result of certain one-time 2005 marketing costs, and these expenses amounted to 66% of related revenues in 2006 compared to 68% in 2005.

Real estate commissions and selling expenses decreased from $1,863,000 in 2005 to $1,427,000 in 2006, representing approximately 5.2% and 2.5% of related revenues in each year; the higher rate in 2005 was primarily due to legal and other closing costs associated with condemnation proceedings related to the Company's last parcel of land in Florida. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased by $630,000 in 2006 as a result of an increase in the Company's stock price which is used to value the portion of director compensation that is paid in stock, the addition of a corporate general counsel and the presence in the prior year of a sublease on certain corporate office space which offset a portion of the Company's rental expense. General and administrative costs of Media Services operations decreased by approximately $821,000 (10%) from 2005 to 2006, and remained at approximately 9% of Kable's total revenues in both years.

Interest and other revenues, which consist primarily of interest on real estate mortgage loans and rental income, increased from $1,439,000 in 2005 to $2,023,000 in 2006 as a result of higher average balances of invested cash and cash equivalents during 2006. Other expenses primarily consist of expenses associated with rental operations and real estate taxes on land parcels not under development, and these expenses decreased from approximately $1,453,000 in 2005 to $1,114,000 in 2006, principally due to costs incurred in 2005 to settle certain warranty claims related to the Company's previously discontinued homebuilding operations.

The Company's effective tax rate from continuing operations was 31.3% in 2006 compared to 32.0% in 2005. The decrease from the statutory rate in both years was primarily due to tax benefits associated with charitable contributions of land.

Year Ended April 30, 2005 Compared to Year Ended April 30, 2004
---------------------------------------------------------------

Results of Operations

Consolidated revenues increased from $129,291,000 in 2004 to $134,506,000 in 2005, or 4%, as a result of revenue growth in the Company's Real Estate operations that was partially offset by decreased revenues from Kable's Media Services operations. Net income from continuing operations increased from $11,297,000, or $1.71 per share, in 2004 to $15,588,000, or $2.36 per share, in
2005, primarily as a result of the increased revenues and higher gross margins on land sales in the Real Estate operations.

Revenues from land sales increased approximately 29%, from $28,012,000 in 2004 to $36,154,000 in 2005. This improvement was the result of an increased volume of sales of both developed and undeveloped lots in the Company's principal market of Rio Rancho, New Mexico, including the sales of several large parcels for commercial development in Rio Rancho. The gross profit percentages on land sales were 55% and 51% in 2005 and 2004. As previously noted, revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services operations decreased from $99,791,000 in 2004 to $96,913,000 in 2005. This decrease of 3% was the net result of a 4% decline in the Fulfillment Services segment offset in part by a 7% increase in the Newsstand Distribution Services segment. The decline in Fulfillment Services revenues was anticipated and principally the result of customer losses at the Company's Colorado fulfillment business which had been identified and known prior to Kable's acquisition of that business from EDS in 2003, while the increase in revenues of Newsstand Distribution Services resulted from additional business obtained in connection with the purchase of certain distribution contracts in the third quarter of 2005. Total operating expenses decreased 4% in 2005 compared to 2004, with the operating expenses of Fulfillment Services decreasing 6% compared to the prior year due in part to decreases in payroll and other variable expenses resulting from the revenue decrease, reduced third-party charges for outsourced computer processing and the inclusion in the prior year of approximately $1,600,000 of costs of relocating and centralizing certain fulfillment operations. Fulfillment operating expenses amounted to 84% of related revenues in 2005 compared to 86% in 2004. Operating costs for Newsstand Distribution Services increased 10% in 2005 compared to 2004 as a result of costs related to the increased revenues acquired in 2005, including additional market study costs incurred in the third and fourth quarters of 2005, and amounted to 68% of related revenues in 2005 compared to 66% in 2004.

Real estate commissions and selling expenses increased as a percentage of related revenues, from 3.3% in 2004 to 5.2% in 2005, due to the closing of a higher mix of land sales in the prior year without the involvement of a broker. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses increased in 2005 versus 2004, principally due to the effect of an actuarial gain that occurred in the prior year resulting from the curtailment of future service benefits under the Company's pension plan, as discussed below. Media Services general and administrative costs decreased by approximately $300,000 from 2004 to 2005, and remained at approximately 9% of total revenues in both years.

Interest and other revenues consist primarily of interest on real estate mortgage loans and rental income, and was approximately $1,488,000 in 2004 compared to $1,439,000 in 2005. Other expenses primarily consist of expenses associated with rental operations and real estate taxes on land parcels not under development, and these expenses increased from approximately $1,140,000 in 2004 to $1,453,000 in 2005, principally due to costs incurred in 2005 to settle certain warranty claims related to the Company's previously discontinued homebuilding operations.

Results for 2004 included the recognition in the third quarter of a pretax gain of approximately $1,700,000 (equivalent to $0.16 per share) from the accelerated recognition of a deferred actuarial gain resulting from the curtailment of future service benefits under the Company's pension plan. This transaction resulted in consolidated pension income of $485,000 in 2004 compared to pension expense of $303,000 in 2005 (see note 10 to the consolidated financial statements).

The Company's effective tax rate from continuing operations was 32.0% in 2005 compared to 37.0% in 2004. The decrease in 2005 was primarily due to tax benefits associated with the charitable contribution of land.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine operations, and from borrowings under its various loan agreements.

Cash Flows From Financing Activities
------------------------------------

AMREP Southwest has a loan agreement with a bank with a maximum borrowing capacity of $10,000,000 that may be used to support real estate development in New Mexico. The loan is unsecured and bears interest at the bank's prime rate less 0.75% or, at the borrower's option, a LIBOR-based interest rate plus 2.0%. At April 30, 2006, there were no balances outstanding under this facility. The credit agreement contains certain covenants, the most significant of which limit other borrowings and require the maintenance of a minimum tangible net worth (as defined) and a certain level of unencumbered inventory. This credit arrangement expires in October 2008.

The companies within the Media Services operations have a credit arrangement with a bank that matures in 2010 and allows separate revolving credit borrowings of up to $11,000,000 for Fulfillment Services and up to $9,000,000 for Newsstand Distribution Services, in each case based upon a prescribed percentage of the borrower's eligible accounts receivable. The individual credit lines are collateralized by substantially all of each borrower's assets (consisting principally of accounts receivable and machinery and equipment) and bear interest at the bank's prime rate (7.75% at April 30, 2006) or, at the borrower's option, a reserve adjusted overnight or 30-day LIBOR-based interest rate (4.94% at April 30, 2006) plus, in either case, a margin established quarterly of from 1.75% to 2.50% depending upon the borrower's funded debt to EBITDA ratio, as defined. At April 30, 2006, the borrowing availability of the Fulfillment Services business was $10,216,000 against which $1,898,000 was outstanding, the borrowing availability of the Newsstand Distribution Services business was $7,997,000 against which $479,000 was outstanding, and the interest rate for outstanding borrowings was 6.69% based on the overnight LIBOR rate option. The loan agreement requires the maintenance or achievement of certain financial ratios and contains certain other covenants, the most significant of which limit the amount of dividends and other payments that may be made by the borrowers to their parent or other affiliates, as well as capital expenditures and other borrowings. An additional $2,007,600 is available under this credit arrangement for capital expenditures.

In May, 2006, the Media Services operations loan agreement was amended to provide for an additional $10,000,000 revolving facility to a subsidiary of the Newsstand Distribution Services business on the same terms (except for the amount borrowable and the use of proceeds) as provided in the existing credit agreement. The proceeds of borrowings under this arrangement may be used only to pay accounts payable under a magazine distribution agreement with one of the borrower's publisher customers. Subject to such maximum loan amount, up to 40% of the amount of the borrower's accounts receivable from the distribution of magazines covered by the distribution agreement with that customer may be borrowed. The amendment also provided for a secured term loan to the Fulfillment Services business of $1,470,000, bearing interest at the rate of 6.25% and repayable in equal monthly installments through 2010, the proceeds of which were applied to the financing of certain equipment.

Consolidated notes payable outstanding at April 30, 2006 were $6,016,000 compared to $12,054,000 at April 30, 2005. All outstanding borrowings at April 30, 2006 and 2005 were related to Media Services operations.

Cash Flows From Operating Activities
------------------------------------

Inventories amounted to $47,533,000 at April 30, 2006 compared to $52,906,000 at April 30, 2005. Inventories in the Company's core real estate market of Rio Rancho decreased from $46,674,000 at April 30, 2005 to $40,981,000 at April 30, 2006 as the result of land sales. The balance of inventory principally consisted of properties in Colorado in both years.

Receivables from Real Estate operations increased from $6,277,000 at April 30, 2005 to $14,592,000 at April 30, 2006, principally due to the receipt of a note in the amount of $9,557,000 in connection with an April 2006 land sale. This note was paid in full in June 2006. Pursuant to the terms of the sale, the buyer also provided a "loan reserve letter of credit" which guarantees the Company payment for certain remaining development obligations it retained in connection with the sale, which is being accounted for on the "percentage of completion" method (see note 1 to the consolidated financial statements, "Revenue recognition - real estate"). Consideration received in excess of amounts recognized as land sale revenue on this transaction is reported as deferred revenue on the accompanying consolidated balance sheet.

Receivables from Media Service operations decreased from $51,348,000 at April 30, 2005 to $37,140,000 at April 30, 2006 as a result of reduced wholesaler billings in the Newsstand Distribution Services business and decreased Fulfillment Services revenues as well as an improved rate of collection.

Accounts payable and accrued expenses decreased from $50,733,000 at April 30, 2005 to $39,382,000 at April 30, 2006, mainly because the prior year included a $7,000,000 deposit held in connection with the condemnation proceedings on the assets of the Company's utility subsidiary.

Other assets increased from $12,347,000 at April 30, 2005 to $15,238,000 at April 30, 2006, principally as a result of amounts deferred in connection with the development of a new information systems platform for Fulfillment Services.

The unfunded pension liability of the Company's defined benefit retirement plan decreased from $5,780,000 at April 30, 2005 to $3,234,000 at April 30, 2006,
principally due to an increase in the fair market value of the plan assets during the year resulting from a combination of realized and unrealized gains from investment assets. As a result, the Company recorded comprehensive income of $1,904,000 in 2006 compared to a comprehensive loss of $1,362,000 in 2005, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures for property, plant and equipment amounted to approximately $3,683,000 and $3,060,000 in 2006 and 2005 and consisted principally of expenditures for computer hardware and software for Kable's Fulfillment Services segment. In addition, capital expenditures for investment assets were $213,000 in 2006 and $1,885,000 in 2005 and were principally related to the development of commercial properties owned by the real estate business. The Company believes that it has adequate financing capability to provide for anticipated capital expenditures.

Future Payments Under Contractual Obligations
---------------------------------------------

The table below summarizes significant contractual cash obligations as of April 30, 2006 for the items indicated (in thousands):




          Contractual                         Less than       1-3             3-5           More than
          Obligations           Total          1 year        years           years           5 years
          -----------        -----------    ------------   -----------    ------------    -------------

    Notes payable            $    6,016      $    1,673     $   1,709      $    2,634      $        -
    Operating leases             25,055           5,396         6,482           4,827           8,350
                             -----------    ------------   -----------    ------------    -------------
    Total                    $   31,071      $    7,069     $   8,191      $    7,461      $    8,350
                             ===========    ============   ===========    ============    =============


NEW AND EMERGING ACCOUNTING STANDARDS
-------------------------------------

In May 2005, the Financial  Accounting  Standards Board ("FASB") issued SFAS No.
154, "Accounting Changes and Error Corrections". SFAS No. 154 requires restatement of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds". The standard is effective for fiscal years ending after September 15, 2005, and does not effect the current presentation of the Company's reportable operating segments.

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The FSP provides guidance regarding when an investment is impaired, whether that impairment is other than temporary and measurement of the impairment loss. The FSP applies to debt and equity securities, except equity securities accounted for under the equity method. The FSP is effective for reporting periods beginning after December 15, 2005. The Company is currently evaluating the application of this FSP to determine its potential impact on its consolidated financial statements.

In addition to these recently issued accounting standards, there are several emerging accounting issues that could potentially impact the Company's consolidated financial statements in the future, including (i) a proposed SFAS on "Fair Value Measurements" (exposure draft); (ii) a proposed Interpretation on "Accounting for Uncertain Tax Positions - an interpretation of FASB Statement No. 109 (exposure draft)"; and (iii) a proposed SFAS "Accounting for Pensions and Other Postretirement Benefits (preliminary views)".

The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

SEGMENT INFORMATION
-------------------

Information by industry segment is presented in note 17 to the consolidated financial statements. This information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures", which requires that industry segment information be prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimations are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management has evaluated the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of "pretax income (loss) contribution" of each segment as summarized in note 17 to the consolidated financial statements is presented for informational purposes, and is not necessarily the amount that would be reported if the segment were an independent company.

IMPACT OF INFLATION
-------------------

Operations of the Company can be impacted by inflation. Within the industries in which the Company operates, inflation can cause increases in the cost of materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. Within the land development industry, the Company encounters particular risks. A large part of the Company's real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the income of potential purchasers and make it difficult for them to finance the purchase of a new home or sell their existing home. If this situation were to exist, the demand for the Company's land by these homebuilder customers could decrease. In general, in recent years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company's markets, and as a result the Company has not found the inflation risk to be a significant problem in its real estate or Media Services operations businesses.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
-------------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, those set forth in Item 1A above under the heading "Risk Factors". Many of the factors that will determine the Company's future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7(A).      Quantitative and Qualitative Disclosures About Market Risk
----------      ----------------------------------------------------------

The primary market risk facing the Company is interest rate risk on its long-term debt and fixed rate receivables. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk, but this risk is not material. The following table sets forth as of April 30, 2006 the Company's long-term debt obligations and receivables (excluding trade accounts) by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (amounts in thousands):



                                                                      There-              FMV @
                    2007       2008     2009      2010      2011      after    Total     4/30/06
                    ----       ----     ----      ----      ----      -----    -----     -------

Fixed rate
 receivables      $ 10,956   $  3,217  $     37  $    -    $    -    $    -   $ 14,210  $ 14,094

Weighted average
 interest rate        8.0%       8.4%      8.3%       -         -         -       8.1%        -

Fixed rate debt   $  1,673   $  1,419  $    290  $   257   $    -    $    -   $  3,639  $  3,385


Weighted average
 interest rate        5.2%       4.6%      6.9%     6.9%        -         -       5.2%        -

Variable rate
 debt             $    -     $     -   $     -   $    -    $ 2,377   $    -   $  2,377  $  2,377

Weighted average
 interest rate         -           -         -        -       6.7%        -       6.7%      6.7%



Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------



             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Shareholders
AMREP Corporation
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of AMREP Corporation and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information therein.


/s/ McGladrey & Pullen, LLP

Davenport, Iowa
June 13, 2006




                       AMREP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2006 AND 2005
                          (Dollar amounts in thousands)


                                    ASSETS                            2006                 2005
                                     ------                     ----------------    -----------------

CASH AND CASH EQUIVALENTS                                        $      46,882       $      37,743

RECEIVABLES, net:
   Real estate operations                                               14,592               6,277
   Media services operations                                            37,140              51,348
                                                                ----------------    -----------------
                                                                        51,732              57,625

REAL ESTATE INVENTORY                                                   47,533              52,906

INVESTMENT ASSETS, net                                                  11,586              11,356

PROPERTY, PLANT AND EQUIPMENT, net                                      10,879              11,600

OTHER ASSETS, net                                                       15,238              12,347

ASSETS OF DISCONTINUED OPERATIONS                                           -                5,541

GOODWILL                                                                 5,191               5,191
                                                                ----------------    -----------------

     TOTAL ASSETS                                                 $    189,041        $    194,309
                                                                ================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             $     39,382        $     50,733
DEFERRED REVENUE                                                         7,741                  -

NOTES PAYABLE:
   Amounts due within one year                                           1,673               2,099
   Amounts subsequently due                                              4,343               9,955
                                                                ----------------    -----------------
                                                                         6,016              12,054

TAXES PAYABLE                                                            4,548               2,220
DEFERRED INCOME TAXES                                                    9,150               6,117
ACCRUED PENSION COST                                                     3,234               5,780
                                                                ----------------    -----------------

     TOTAL LIABILITIES                                                  70,071              76,904
                                                                ----------------    -----------------
SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value;
     shares authorized - 20,000,000; shares issued -  7,417,204 at
     April 30, 2006 and 7,414,704 at April 30, 2005                        741                 741
   Capital contributed in excess of par value                           45,772              45,395
   Retained earnings                                                    81,875              82,695
   Accumulated other comprehensive loss, net                            (4,072)             (5,976)
   Treasury stock, at cost                                              (5,346)             (5,450)
                                                                ----------------    -----------------
     TOTAL SHAREHOLDERS' EQUITY                                        118,970             117,405
                                                                ----------------    -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   189,041         $   194,309
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



                                                  AMREP CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                           (Amounts in thousands, except per share amounts)


                                                                                 Year Ended April 30,
                                                               -------------------------------------------------------
                                                                    2006                2005               2004
                                                               ---------------     ---------------    ----------------
   REVENUES:
      Real estate operations-
        Land sales                                             $    57,810         $    36,154        $     28,012

      Media services operations                                     88,463              96,913              99,791

      Interest and other                                             2,023               1,439               1,488
                                                               ---------------     ---------------    ----------------
                                                                   148,296             134,506             129,291
                                                               ---------------     ---------------    ----------------

   COSTS AND EXPENSES:
      Real estate cost of sales-
        Land sales                                                  26,732              16,105              13,634
      Operating expenses-
        Media services operations                                   73,956              79,324              83,020
        Real estate commissions and selling                          1,427               1,863                 923
        Other                                                        1,114               1,453               1,140
      General and administrative-
        Media services operations                                    7,686               8,507               8,801
        Real estate operations and corporate                         4,310               3,680               2,894
      Interest, net                                                    344                 660                 944
                                                               ---------------     ---------------    ----------------

                                                                   115,569             111,592             111,356
                                                               ---------------     ---------------    ----------------

   INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            32,727              22,914              17,935

   PROVISION  FOR INCOME TAXES FROM CONTINUING OPERATIONS           10,233               7,326               6,638
                                                               ---------------     ---------------    ----------------

   INCOME FROM CONTINUING OPERATIONS                                22,494              15,588              11,297
   INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED BUSINESS
        (NET OF INCOME TAXES)                                        3,556                 (63)                380
                                                               ---------------     ---------------    ----------------

   NET INCOME                                                  $    26,050         $    15,525         $    11,677
                                                               ===============     ===============    ================

   EARNINGS PER SHARE FROM CONTINUING OPERATIONS               $      3.39         $      2.36         $      1.71
   EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS              .54               (0.01)               0.06
                                                               ---------------     ---------------    ----------------
   EARNINGS PER SHARE - BASIC AND DILUTED                      $      3.93         $      2.35         $      1.77
                                                               ===============     ===============    ================

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              6,633               6,616               6,595
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


                                                  AMREP CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (Amounts in thousands)



                                                           Capital                    Accumulated       Treasury
                                      Common Stock     Contributed in                    Other           Stock,
                                  -------------------     Excess of     Retained     Comprehensive         at
                                   Shares     Amount      Par Value     Earnings          Loss            Cost         Total
                                  -------    --------  ---------------  --------     -------------     ----------    ----------

BALANCE, April 30, 2003            7,407     $    741  $     44,992     $ 59,786     $    (6,034)      $  (5,657)    $  93,828

    Net income                         -            -             -       11,677               -               -        11,677

    Other comprehensive income         -            -             -            -           1,420               -         1,420
                                                                                                                     ----------

    Total comprehensive income                                                                                          13,097
                                                                                                                     ----------

    Cash dividends                     -            -             -       (1,648)              -               -        (1,648)


    Issuance of stock under
     Directors' Plan                   -            -           126            -               -             104           230

    Exercise of stock options          2            -            15            -               -               -            15
                                  -------    --------  ---------------  --------     -------------     ----------    ----------

BALANCE, April 30, 2004            7,409          741        45,133       69,815          (4,614)         (5,553)      105,522

    Net income                         -            -             -       15,525               -               -        15,525

    Other comprehensive (loss)         -            -             -            -          (1,362)              -        (1,362)
                                                                                                                     ----------

    Total comprehensive income                                                                                          14,163
                                                                                                                     ----------

    Cash dividends                     -            -             -       (2,645)              -               -        (2,645)

    Issuance of stock under
     Directors' Plan                   -            -           227          -                 -             103           330

    Exercise of stock options          6            -            35          -                 -              -             35
                                  -------    --------  ---------------  --------     -------------     ----------    ----------

BALANCE, April 30, 2005            7,415          741         45,395      82,695          (5,976)         (5,450)      117,405

    Net income                         -            -              -      26,050               -               -        26,050

    Other comprehensive income         -            -              -           -           1,904               -         1,904
                                                                                                                     ----------

    Total comprehensive income                                                                                          27,954
                                                                                                                     ----------

    Cash dividends                     -            -              -     (26,870)              -               -       (26,870)

    Issuance of stock under
     Directors' Plan                   -            -            337           -               -             104           441

    Exercise of stock options          2            -             40           -               -               -            40
                                  -------    --------  ---------------  --------     -------------     ----------    ----------

BALANCE, April 30, 2006            7,417     $    741   $     45,772    $ 81,875     $    (4,072)      $  (5,346)    $ 118,970
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


                                                  AMREP CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)


                                                                                                    Year Ended April 30,
                                                                                    ------------------------------------------------
                                                                                        2006              2005               2004
                                                                                    -----------       -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $   26,050         $   15,525        $   11,677
   Adjustments to reconcile net income
    to net cash provided by operating activities-
    Depreciation and amortization                                                        5,568              5,343             5,015
    Non-cash credits and charges:
     (Gain) loss on disposition of assets                                               (5,345)                 -               619
     Provision for doubtful accounts                                                      (104)              (172)              680
     Pension (benefit) accrual                                                             627                303             ( 485)
     Stock based compensation - Directors' Plan                                            441                330               230
    Changes in assets and liabilities, excluding the effect of acquisitions:
     Receivables                                                                         4,202             (8,388)           (7,311)
     Real estate inventory                                                               6,942             (1,258)            4,863
     Other assets                                                                       (4,027)            (2,876)           (1,451)
     Accounts payable and accrued expenses and deferred revenue                          3,400              1,499             2,806
     Taxes payable`                                                                      2,328                353             1,262
     Deferred income taxes                                                               1,764              1,333             3,542
                                                                                    -----------       -------------     ------------
       Net cash provided by operating activities                                        41,846             11,992            21,447
                                                                                    -----------       -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - property, plant, and equipment                                (3,683)            (3,060)           (3,402)
   Capital expenditures - investment assets                                               (213)            (1,885)             (266)
   Deposit from condemnation of Utility Company                                              -              7,000                 -
   Proceeds from disposition of property, plant and equipment                            4,057               190                  -
   Acquisitions, net                                                                         -              (100)                 -
                                                                                    -----------       -------------     ------------
       Net cash provided (used) by investing activities                                    161              2,145            (3,668)
                                                                                    -----------       -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt financing                                                         29,162             25,596            27,831
   Principal debt payments                                                             (35,200)           (26,185)          (33,615)
   Exercise of stock options                                                                40                 35                15
   Cash dividends                                                                      (26,870)            (2,645)           (1,648)
                                                                                    -----------       -------------     ------------
       Net cash (used) by financing activities                                         (32,868)            (3,199)           (7,417)
                                                                                    -----------       -------------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    9,139             10,938            10,362
CASH AND CASH EQUIVALENTS, beginning of year                                            37,743             26,805            16,443
                                                                                    -----------       -------------     ------------
CASH AND CASH EQUIVALENTS, end of year                                              $   46,882         $   37,743        $   26,805
                                                                                    ===========       =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid - net of amounts capitalized                                       $      377         $      568        $      822
                                                                                    ===========       =============     ============

   Income taxes paid - net of refunds                                               $    8,230         $    6,817        $    2,049
                                                                                    ===========       =============     ============
   Non-cash transaction:
     Note payable for acquisition of   Distribution contracts                       $        -         $    1,170        $        -
     Foreclosure on land sale contract                                              $    1,795         $        -        $        -
     Transfer of development costs from inventory to investment assets              $      262         $        -        $        -
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

                       AMREP CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
         -------------------------------------------------------------------

         Organization and principles of consolidation
         --------------------------------------------

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the "Company"). The Company, through its principal subsidiaries, is primarily engaged in three business segments. AMREP Southwest Inc. ("AMREP Southwest") operates in the real estate industry, principally in New Mexico, and Kable Media Services, Inc. ("Kable") operates in the fulfillment services and magazine distribution services businesses (collectively, "media services operations"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year.

         Fiscal Year
         -----------

The Company's fiscal year ends on April 30. All references to 2006, 2005 and 2004 mean the fiscal years ended April 30, 2006, 2005 and 2004 unless the context otherwise indicates.

            Revenue recognition
            -------------------

Real Estate
-----------

Land sales are recognized when all elements of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", are met, including when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price. In the event the buyer defaults on the obligation, the property is taken back and recorded as inventory at the unpaid receivable balance, net of any deferred profit, but not in excess of fair market value less estimated costs to sell.

Cost of land sales includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs associated with the entire project. Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete. The allocation of costs is based on the relative fair value of the property before development. Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates.

During 2006, the Company entered into one sale that requires the Company to complete certain development work subsequent to closing. Additional sales of this nature are likely to be entered into in fiscal year 2007. In such situations, sales are recorded under the percentage-of-completion method. Revenues and cost of sales are recorded as development work is performed based on the percentage that incurred costs to date bear to the Company's estimates of total costs and contract value. Cost estimates include direct and indirect costs such as labor, materials and overhead. If a contract extends over an extended period, revisions in cost estimates during the progress of work would have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Consideration received in excess of amounts recognized as land sale revenues is accounted for as deferred revenue.

Media Services
--------------

Revenues from media services operations include revenues from the distribution of periodicals and subscription fulfillment and other activities. Revenues from subscription fulfillment activities represent fees earned from the maintenance of computer files for customers, which are billed and earned monthly, and other fulfillment activities including customer telephone support, product fulfillment, and graphic arts and lettershop services, all of which are billed and earned as the services are provided. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", certain reimbursed postage costs are accounted for on a net basis. Distribution revenues represent commissions earned from the distribution of publications for client publishers and are recorded by the Company at the time the publications go on sale at the retail level, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists". Because the publications are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing industry practice, the Company provides for estimated returns from wholesalers at the time the publications go on sale by charges to income that are based on historical experience and most recent sales data for publications on a issue-by-issue basis, and then simultaneously provides for estimated credits from publishers for the related returns. Accordingly, revenues represent the difference between the Company's estimates of its net sales to independent wholesalers and its net purchases from publisher clients. Estimates are continually reevaluated throughout the sales process, and final settlement is typically made 90 days after a magazine's "off-sale" date.

         Cash and cash equivalents
         -------------------------

Cash equivalents consist of short-term, highly liquid investments which have an original maturity of ninety days or less, and that are readily convertible into cash.

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

Investment land represents vacant, undeveloped land not held for development or sale in the normal course of business and which is stated at the lower of cost or fair market value less the estimated costs to sell. Commercial rental properties are recorded at cost less accumulated depreciation. Depreciation of commercial rental properties is provided by the straight-line basis over the estimated useful lives, which generally are 10 years or less for leasehold improvements and 40 years for buildings.

         Property, plant and equipment
         -----------------------------

Items capitalized as part of property, plant and equipment are recorded at cost. Expenditures for maintenance and repair and minor renewals are charged to expense as incurred, while those expenditures that improve or extend the useful life of existing assets are capitalized. Upon sale or other disposition of assets, their cost and the related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in operations.

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

Effective May 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with an indefinite life are no longer subject to amortization and are reviewed for impairment at least annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. Based on a review completed in April 2006, the Company believes that no goodwill impairment existed at April 30, 2006.

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

         Stock options
         -------------

The Company issues stock options to non-employee directors under the Non-Employee Directors Option Plan (see note 10). The Company accounts for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plan. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

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

         Management's estimates and assumptions
         --------------------------------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates that affect the financial statements include, but are not limited to, real estate inventory valuation and related revenue recognition, allowances for magazine returns and doubtful accounts, the recoverability of long-term assets and amortization periods, pension plan assumptions and legal contingencies. Actual results could differ from these estimates; however, there have been no material changes made to the Company's accounting estimates in the past three years.

         New and Emerging Accounting Standards
         -------------------------------------

In May 2005, the Financial  Accounting  Standards Board ("FASB") issued SFAS No.
154, "Accounting Changes and Error Corrections". SFAS No. 154 requires restatement of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB ratified EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The standard is effective for fiscal years ending after September 15, 2005, and does not effect the current presentation of the Company's reportable operating segments.

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP provides guidance regarding when an investment is impaired, whether that impairment is other than temporary and measurement of the impairment loss. The FSP applies to debt and equity securities, except equity securities accounted for under the equity method. The FSP is effective for reporting periods beginning after December 15, 2005. The Company is currently evaluating the application of the FSP to determine its potential impact on its consolidated financial statements.

In addition to the recently issued accounting standards, there are several emerging accounting issues that could potentially impact the Company's consolidated financial statements in the future, including (i) a proposed SFAS on "Fair Value Measurements" (exposure draft); (ii) a proposed Interpretation on "Accounting for Uncertain Tax Positions - an interpretation of FASB Statement No. 109 (exposure draft)"; and (iii) a proposed SFAS "Accounting for Pensions and Other Postretirement Benefits (preliminary views)".

The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

(2)        DISCONTINUED OPERATIONS:
           ------------------------

Net income from discontinued operations in 2006 reflects the gain from the disposition of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary, which were taken through condemnation proceedings. Financial information for operations of this subsidiary for prior periods has been reclassified to conform to this presentation.

Revenues  of the water  utility  subsidiary  were:  2005 -  $1,210,000  (through
November 30, 2004) and 2004 - $1,816,000. Pretax income (loss) of the water utility subsidiary was: 2005 - $(100,000) (through November 30, 2004) and 2004 - $595,000.

(3)      RECEIVABLES:
         ------------



Receivables consist of:                                                     April 30,
                                                               -------------------------------------
                                                                     2006                 2005
                                                               ----------------    -----------------
                                                                            (Thousands)
Real estate operations-
   Mortgage and other receivables                               $      14,688       $      6,373
   Allowance for doubtful accounts                                        (96)               (96)
                                                               ----------------    -----------------
                                                                $      14,592       $      6,277
                                                               ================    =================
Media services operations (maturing within one year)-
    Fulfillment services                                        $      20,266       $     24,487
    Newsstand Distribution Services, net of estimated returns          18,409             28,502
                                                               ----------------    -----------------
                                                                       38,675             52,989
     Allowance for doubtful accounts                                   (1,535)            (1,641)
                                                               ----------------    -----------------
                                                                $      37,140       $     51,348
                                                               ================    =================


The Company extends credit to various companies in its real estate and media services businesses that may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. Approximately 47% and 44% of media services net accounts receivable were due from three customers at April 30, 2006 and 2005. As a result of the concentration of accounts receivable in three customers, the Company could be adversely affected by adverse changes in their financial condition or other factors negatively affecting these companies. As industry practices allow, the Company's policy is to manage its exposure to credit risk through credit approvals and limits and, on occasion (particularly in connection with real estate land sales), the taking of collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information.

Real estate mortgages receivable includes one mortgage in the amount of $9,557,000 that was received as partial payment in connection with a land sale in April 2006 and paid in full in June 2006. Pursuant to the terms of the sale, the buyer also provided a "loan reserve letter of credit" which guarantees the Company payment for certain remaining development obligations it retained in connection with the sale, which is being accounted for on the "percentage of completion" method (see note 1, "Revenue recognition - Real Estate"). Real estate mortgage receivables bear interest at rates ranging from 8.0% to 10.0% and result primarily from land sales. Maturities of principal on real estate receivables at April 30, 2006 were as follows: 2007 - $11,402,000; 2008 - $3,249,000; 2009 - $37,000.

Because the publications distributed by the Company are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing industry practice, the Company provides for estimated returns from wholesalers at the time the publications go on sale by charges to income that are based on historical experience and most recent sales data for publications on an issue-by-issue basis, and then simultaneously provides for estimated credits from publishers for the related returns. Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $54,071,000 in 2006 and $57,524,000 in 2005.

Media services operations receivables collateralize line-of-credit arrangements utilized for the Newsstand Distribution and Fulfillment service operations (see note 9). Both of these business segments provide services to publishing companies owned or controlled by a major shareholder and member of the Board of Directors. Commissions and other revenues earned on these transactions represented approximately 2% of consolidated revenues in each of 2006, 2005 and 2004.

In connection with one customer arrangement in the Newsstand Distribution Services business, a publisher has guaranteed the collection of the Company's related accounts receivable from wholesalers to whom the Company has resold the publisher's magazines by allowing an offset of past due or uncollectible amounts from wholesalers against amounts due the publisher for the purchase of magazines. Pursuant to this arrangement, the Company has the right of offset and has offset $20,368,000 of accounts receivable at April 30, 2006 against the related accounts payable.

(4)     REAL ESTATE INVENTORY:
        ----------------------

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory at April 30, 2006 and 2005 were $2,644,000 and $2,825,000. Interest costs capitalized during 2006, 2005 and 2004 were $21,000, $65,000 and $126,000.
Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 2006 and 2005 were $2,191,000 and $2,635,000. Real estate taxes capitalized during 2006, 2005 and 2004 were $16,000, $18,000 and $42,000. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $662,000, $883,000, and $608,000 in 2006, 2005 and 2004, and $64,000 was charged to commercial rental properties in 2005.

Substantially all of the Company's real estate assets are located in Rio Rancho, New Mexico. As a result of this geographic concentration, the Company could be affected by changes in economic conditions in that region.

(5)      INVESTMENT ASSETS:
         ------------------

Investment assets consist of:
                                                                    April 30,
                                                      -------------------------------------
                                                            2006                 2005
                                                      --------------       ----------------
                                                                   (Thousands)

Land held for long-term investment                     $     6,800          $      6,573
                                                      --------------       ----------------
Commercial rental properties-
    Land, buildings and improvements                         7,051                 6,839
    Furniture and fixtures                                     216                   216
                                                      --------------       ----------------
                                                             7,267                 7,055
    Less accumulated depreciation                           (2,481)               (2,272)
                                                      --------------       ----------------
                                                             4,786                 4,783
                                                      --------------       ----------------
                                                       $    11,586          $     11,356
                                                      ==============       ================


Land held for long-term investment represents property located in areas that will not be developed in the near term and thus has not been offered for sale.

Depreciation charged to operations amounted to $209,000, $140,000 and $137,000 in 2006, 2005 and 2004.

(6)      PROPERTY, PLANT AND EQUIPMENT:
         ------------------------------

Property, plant and equipment consists of:
                                                                    April 30,
                                                      ------------------------------------
                                                             2006               2005
                                                      --------------       ---------------
                                                                  (Thousands)

Land, buildings and improvements                       $     4,397          $      4,139
Furniture and equipment                                     30,117                27,317
Other                                                           96                   116
                                                      --------------       ---------------
                                                            34,610                31,572
Less accumulated depreciation                              (23,731)              (19,972)
                                                      --------------       ---------------
                                                       $    10,879          $     11,600
                                                      ==============       ===============


Depreciation charged to operations amounted to $4,222,000, $4,001,000 and $4,100,000 in 2006, 2005 and 2004.


(7)      OTHER ASSETS:
         -------------

Other assets consist of:
                                                                    April 30,
                                                      ------------------------------------
                                                            2006                 2005
                                                      --------------       ---------------
                                                                 (Thousands)

Software development costs                             $     7,787          $      7,296
Deferred order entry costs                                   3,872                 3,745
Prepaid expenses                                             2,137                 1,587
Other                                                        3,841                 3,674
                                                      --------------       ---------------
                                                            17,637                16,302
Less accumulated amortization                               (2,399)               (3,955)
                                                      --------------       ---------------
                                                       $    15,238          $     12,347
                                                      ==============       ===============

Software   development   costs  include  internal  and  external  costs  of  the
development  of new or enhanced  software  programs and are generally  amortized over five  years.  Deferred  order  entry  costs  represent  costs  incurred  in connection with the data entry of customer subscription information to data base files and are  charged  directly to  operations  over a 12-month  period.  Other includes  the costs of customer  contracts  acquired  in  November  2004 and are amortized over four years.

Amortization related to deferred charges was $1,137,000, $1,202,000 and $778,000 in 2006, 2005 and 2004.

Amortization of Other assets for each of the next five years is estimated to be as follows: 2007 - $2,098,000; 2008 - $2,079,000; 2009 - $1,640,000; 2010 -
$1,512,000; and 2011 - $1,148,000.

(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
         --------------------------------------

Accounts payable and accrued expenses consist of:
                                                                   April 30,
                                                      ------------------------------------
                                                             2006                 2005
                                                      --------------       ---------------
                                                                 (Thousands)

Publisher payables, net                                $    27,273          $     27,722
Accrued expenses                                             4,320                 6,849
Trade payables                                               2,602                 3,827
Other                                                        5,187                 5,335
Deposit on utility company condemnation                         -                  7,000
                                                      --------------       ---------------
                                                       $    39,382          $     50,733
                                                      ==============       ===============

(9)      DEBT FINANCING:
         ---------------

Debt financing consists of:
                                                                   April 30,
                                                      ------------------------------------
                                                            2006                  2005
                                                      --------------       ---------------
                                                                  (Thousands)
Notes payable -
   Line-of-credit borrowings -
     Real estate operations and other                  $        -           $         -
     Media services operations                               2,377                 7,505
   Other notes payable                                       3,639                 4,549
                                                      --------------       ---------------
                                                       $     6,016          $     12,054
                                                      ==============       ===============

Maturities of principal on notes  outstanding at April 30, 2006 were as follows:
2007 - $1,673,000; 2008 - $1,419,000; 2009 - $290,000; 2010 - $257,000; and 2011
- $2,377,000.

         Lines-of-credit and other borrowings
         ------------------------------------

AMREP Southwest has a loan agreement with a bank with a maximum borrowing capacity of $10,000,000 that may be used to support real estate development in New Mexico. The loan is uncollateralized and bears interest at the bank's prime rate less 0.75% or, at the borrower's option, a LIBOR-based interest rate plus 2.0%. At April 30, 2006, there were no balances outstanding under this arrangement. The credit agreement contains certain covenants, the most significant of which limit other borrowings and require the maintenance of a minimum tangible net worth (as defined) and a certain level of unencumbered inventory. This credit arrangement matures in October 2008.

Kable's subsidiaries that comprise its Fulfillment Services and Newsstand Distribution Services segments have a credit arrangement with a bank that matures in 2010 and allows separate revolving credit borrowings for each business of up to $11,000,000 for Fulfillment Services and up to $9,000,000 for Newsstand Distribution Services, in each case based upon a prescribed percentage of the borrower's eligible accounts receivable. The individual credit lines are collateralized by substantially all of each borrower's assets (consisting principally of accounts receivable and machinery and equipment) and bear interest at the bank's prime rate (7.75% at April 30, 2006) or, at the borrower's option, a reserve adjusted overnight or 30-day LIBOR-based interest rate (4.94% at April 30, 2006) plus, in either case, a margin established quarterly of from 1.75% to 2.50% dependent upon the borrower's funded debt to EBITDA ratio, as defined. At April 30, 2006, the borrowing availability of the Fulfillment Services business was $10,216,000 against which $1,898,000 was outstanding, the borrowing availability of the Newsstand Distribution Services business was $7,997,000 against which $479,000 was outstanding, and the interest rate for outstanding borrowings was 6.69% based on the overnight LIBOR rate option. The loan agreement requires the maintenance or achievement of certain financial ratios and contains certain covenants, the most significant of which limit the amount of dividends and other payments that may be made by the borrowers to their parent or other affiliates, as well as capital expenditures and other borrowings. An additional $2,007,600 is available under this credit arrangement for capital expenditures.

Other notes payable consist of equipment financing loans and a note payable related to the acquisition of distribution contracts, with a weighted average interest rate of 5.2% in 2006 and 4.8% in 2005.

In May, 2006, Kable's credit agreement was amended to provide for an additional $10,000,000 revolving loan to a subsidiary of the Newsstand Distribution Services business on the same terms as provided in the existing credit agreement. The proceeds of borrowings under this arrangement may be used exclusively for the payment of accounts payable under a magazine distribution agreement with one of the borrower's publisher customers. Subject to such maximum loan amount, up to 40% of the amount of the borrower's accounts receivable from the distribution of magazines covered by the distribution agreement with that customer may be borrowed. The amendment also provided for a secured term loan to the Fulfillment Services business of $1,470,000, bearing interest at the rate of 6.25% and repayable in equal monthly installments through 2010, the proceeds of which were applied to the financing of certain equipment.

(10)     BENEFIT PLANS:
         --------------

         Retirement plan
         ---------------

The Company has a retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Prior to that date it had covered substantially all full-time employees and provided benefits based upon a percentage of the employee's annual salary. The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and assumptions associated with the retirement plan.

Net periodic pension cost (income) for 2006, 2005 and 2004 was comprised of the following components:

                                                                       Year Ended April 30,
                                                         -----------------------------------------------------
                                                              2006               2005               2004
                                                         ---------------    ----------------   ---------------
                                                                              (Thousands)
Service cost (including plan expenses)                    $        212       $         124      $        784
Interest cost on projected
   benefit obligation                                            1,780               1,817             1,762
Expected return on assets                                       (1,994)             (2,064)           (1,793)
Amortization of prior service cost                                   -                   -              (293)
Recognized net actuarial loss                                      629                 426               741
                                                         ---------------    ----------------   ---------------
Pension cost for normal activity                                   627                 303             1,201
(Gain) on curtailment                                                -                   -            (1,686)
                                                         ---------------    ----------------   ---------------
Total cost (benefit) recognized in pretax  income                  627                 303              (485)
Cost (benefit) recognized in pretax other
    comprehensive income                                        (3,173)              2,271            (2,368)
                                                         ---------------    ----------------   ---------------
                                                          $     (2,546)      $       2,574      $     (2,853)
                                                         ===============    ================   ===============

Assumptions used in determining net periodic pension cost were:

                                                                      Year Ended April 30,
                                                       -----------------------------------------------------------
                                                             2006                 2005                 2004
                                                       -----------------    -----------------    -----------------

Discount rates                                               5.75%                5.75%                6.25%
Expected long-term rate of return
   on assets                                                  8.0%                 8.0%                 8.0%


The following table sets forth changes in the plan's benefit obligations and assets, and summarizes components of amounts recognized in the Company's consolidated balance sheets:


                                                                                 April 30,
                                                                       -------------------------------
                                                                           2006              2005
                                                                       -------------    --------------
                                                                                (Thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year                             $  31,808         $   30,048
    Interest cost                                                           1,780              1,817
    Actuarial loss                                                            418              1,821
    Benefits paid                                                          (1,847)            (1,878)
                                                                       -------------    --------------
    Benefit obligation at end of year                                   $  32,159         $   31,808
                                                                       -------------    --------------

Change in plan assets:
    Fair value of plan assets at beginning of year                      $  26,028         $   26,842
    Actual return on plan assets                                            4,924              1,276
    Benefits paid                                                          (1,847)            (1,878)
    Expenses paid                                                            (180)              (212)
                                                                       -------------    --------------
    Fair value of plan assets at end of year                            $  28,925         $   26,028
                                                                       -------------    --------------

Funded status                                                           $  (3,234)        $   (5,780)
Unrecognized net actuarial loss                                             6,788              9,961
                                                                       -------------    --------------
Net amount recognized in the balance sheets                             $   3,554         $    4,181
                                                                       =============    ==============

Amounts recognized on the balance sheets:
    Accrued pension costs                                               $  (3,234)        $   (5,780)
    Pre-tax accumulated comprehensive loss                                  6,788              9,961
                                                                       -------------    --------------
                                                                        $   3,554         $    4,181
                                                                       =============    ==============


The average asset allocation for the retirement plan was as follows:
                                                            April 30,
                                                 -------------------------------
                                                      2006             2005
                                                 -------------    --------------
    Equity securities                                  78%              75%
    Fixed income securities                            19               22
    Other (principally cash and cash equivalents)       3                3
                                                 -------------    --------------
    Total                                             100%             100%
                                                 =============    ==============

The Company recorded other comprehensive income (loss) of $1,904,000 in 2006, ($1,362,000) in 2005 and $1,420,000 in 2004 to account for the net effect of changes to the unfunded pension liability.

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

The Company funds the retirement plan according to IRS funding limitations. In 2004, $1,025,000 was paid by the Company to the plan. No contributions were required in 2006 or 2005. The amount of future annual benefit payments is expected to be between $2.0 million and $2.3 million in 2007 through 2011, and an aggregate of approximately $11.5 million is expected to be paid in the five year period 2012-2016.

          Savings and salary deferral plan
          ---------------------------------

The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which all full-time employees with more than one year of service are eligible to participate and contribute to through salary deductions. The Company may make discretionary matching contributions, subject to the approval of its Board of Directors. As of March 1, 2004, the Company matches 66.67% of eligible employees' defined contributions up to a maximum of 4% of such employees' compensation. Prior to March 1, 2004, the matching contribution was 33.33% of each employee's defined contribution up to a maximum of 2% of compensation. The Company's contribution to the plan amounted to approximately $832,000, $841,000 and $389,000 in 2006, 2005 and 2004.

         Directors' stock plan
         ---------------------

During 2003, the Company adopted the AMREP Corporation 2002 Non-Employee Directors' Stock Plan and reserved 65,000 shares of common stock for issuance to non-employee directors. Under the plan, each non-employee director receives 1,250 shares of stock on each March 15 and September 15 as partial payment for services rendered. The expense recorded based upon the fair market value of the stock at time of issuance under this plan was $441,000, $330,000 and $230,000 in 2006, 2005 and 2004 (15,000 shares issued in each year). At April 30, 2006, 12,500 shares remained available for grant.

         Stock option plan
         -----------------

The Company had in effect a stock option plan that provided for the automatic issuance of an option to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant. The options are exercisable in one year and expire five years after the date of grant. The Board of Directors terminated the plan following the annual grants that were made in September 2005.

 A summary of activity in the Company's stock option plan is as follows:


                                                                   Year Ended April 30,
                                    -----------------------------------------------------------------------
                                            2006                    2005                      2004
                                    --------------------   -----------------------   ----------------------
                                               Weighted                  Weighted                Weighted
                                     Number     Average     Number        Average      Number     Average
                                       of      Exercise       of         Exercise        of      Exercise
                                     Shares      Price      Shares         Price       Shares      Price
                                     ------      -----      ------         -----       ------      -----
Options outstanding at
  beginning of year                   7,000     $ 14.92      9,500        $ 9.12        9,000     $ 6.30

Granted                               3,000       24.88      3,000         17.55        3,000      15.19
Exercised                            (2,500)      16.13     (5,500)         6.34       (2,500)      6.23
Expired or canceled                    (500)      17.56          -             -            -          -
                              -------------------      -------------------        -----------------
Options outstanding at
  end of year                         7,000       18.56      7,000         14.92        9,500       9.12
                              ===================      ===================        =================

Available for grant at
  end of year                             -                 12,000                     15,000
                              ===================      ===================        =================

Options exercisable at
  end of year                         4,000                  4,000                      6,500
                              ===================      ===================        =================

Range of exercise prices
  for options exercisable
  at end of year               $3.95 to $24.88           $3.95 to $17.55           $3.95 to $8.45
                              ===================      ===================        =================

Options outstanding at April 30, 2006 were exercisable over a four-year period beginning one year from date of grant. The weighted average remaining contractual life of options outstanding at April 30, 2006, 2005 and 2004 was 3.9, 3.6, and 3.2 years. The weighted average fair value of options granted during the year was $8.07 in 2006, $5.57 in 2005 and $4.82 in 2004. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004: expected volatility of 42%, 42% and 44%; risk-free interest rates of 5.0%, 2.8% and 2.0%; and expected lives of 3 years.

Stock options granted have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized with respect to the stock option plan. Further, the amount of additional compensation disclosable under the disclosure-only provisions of SFAS No. 123 is immaterial for all periods presented.

(11)    INCOME TAXES:
        -------------

The provision for income taxes consists of the following:

                                                                         Year Ended April 30,
                                                        -------------------------------------------------------
                                                             2006                2005                2004
                                                        ----------------    ---------------     ---------------
                                                                            (Thousands)
Current:
    Federal                                               $   9,735           $   5,770            $  2,961
    State and local                                             823                 488                 350
                                                        ----------------    ---------------     ---------------
                                                             10,558               6,258               3,311
                                                        ----------------    ---------------     ---------------
Deferred:
    Federal                                                   1,587                 928               3,011
    State and local                                             176                 103                 531
                                                        ----------------    ---------------     ---------------
                                                              1,763               1,031               3,542
                                                        ----------------    ---------------     ---------------
Total provision for income taxes                          $  12,321           $   7,289            $  6,853
                                                        ================    ===============     ===============


The provision for income taxes has been allocated as follows:

                                                                         Year Ended April 30,
                                                        -------------------------------------------------------
                                                             2006                2005                2004
                                                        ----------------    ---------------     ---------------
                                                                            (Thousands)

Continuing operations                                     $  10,233           $   7,326            $  6,638
Discontinued operations                                       2,088                 (37)                215
                                                        ----------------    ---------------     ---------------
Total provision for income taxes                          $  12,321           $   7,289            $  6,853
                                                        ================    ===============     ===============

The components of the net deferred income tax liability are as follows:

                                                             April 30,
                                                --------------------------------
                                                    2006                2005
                                                ------------       -------------
                                                          (Thousands)
Deferred income tax assets-
     State tax loss carryforwards               $     3,844         $    4,902
     Accrued pension costs                            1,302              2,316
     Other                                            1,855              1,562
                                                -------------      -------------
     Total deferred income tax assets                 7,001              8,780
                                                -------------      -------------

Deferred income tax liabilities-
     Real estate basis differences                   (2,097)            (2,022)
     Reserve for periodical returns                  (1,434)            (1,470)
     Depreciable assets                              (3,485)            (3,369)
     Deferred condemnation gain                      (1,450)                 -
     Capitalized costs for financial reporting
       purposes, expensed for tax                    (4,060)            (3,281)
                                                --------------     -------------
     Total deferred income tax liabilities          (12,526)           (10,142)
                                                --------------     -------------

     Valuation allowance for realization of
        state tax loss carry forwards                (3,625)            (4,755)
                                                --------------     -------------
Net deferred income tax liability               $    (9,150)        $   (6,117)
                                                ==============     =============

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company's actual tax provision (benefit):

                                                                         Year Ended April 30,
                                                        --------------------------------------------------------
                                                             2006                2005                2004
                                                        -----------------   ---------------     ----------------
                                                                                   (Thousands)
Computed tax provision at
  statutory rate                                          $  11,455           $   8,020            $  6,098
Increase (reduction) in tax resulting from:
     State income taxes, net of federal
       income tax effect                                        552                 395                 717
     Real estate charitable land contribution                (1,543)             (1,093)               (237)
     Other                                                     (231)                  4                  60

                                                        -----------------   ---------------     ----------------
Actual tax provision                                      $  10,233           $   7,326            $  6,638
                                                        =================   ===============     ================

 (12)    SHAREHOLDERS' EQUITY:
         ---------------------

The Company recorded other comprehensive income (loss) of $1,904,000 in 2006, ($1,362,000) in 2005 and $1,420,000 in 2004 to account for the net effect of changes to the unfunded pension liability (see note 10).

In connection with the 2002 Non-Employee Directors' Stock Plan, 15,000 shares of common stock were issued from treasury stock in each of 2006, 2005 and 2004 to members of the Board of Directors as partial compensation for services. As a result, there were 773,592 and 788,592 shares held in the treasury at April 30, 2006 and 2005.

(13)     ACQUISITION:
         ------------

In November 2004, Kable's Distribution Services subsidiary purchased a portfolio of magazine distribution contracts for a total purchase price of approximately $1,270,000, consisting of cash ($100,000) and a note payable ($1,170,000). The purchase price was capitalized and is included in Other Assets on the accompanying consolidated balance sheets.

(14)     COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Land sale contracts
         -------------------

As of April 30, 2006, the Company had entered into a sales contract for the sale of approximately 400 single-family lots for a total purchase price of approximately $18 million. This sale closed in April 2006; however, because the Company retained an ongoing obligation to complete development of this project, revenue is recognized under the percentage of completion method. In 2006, billings under the contract totaled $11,945,000, of which $4,204,000 was recognized as revenue and $7,741,000 was deferred. The balance of the revenue will be recognized as development work is completed. See notes 1 and 3.

The Company has also entered into conditional sales contracts for the sale of approximately 2,200 lots in Rio Rancho, New Mexico which would close at varying times through fiscal 2009; however, since each of the contracts permits the purchaser to terminate its obligations by forfeiture of a relatively modest deposit, there are no assurances that all, or even a substantial portion, of the lots subject to the contracts will be sold pursuant to the contracts. No recognition has been given to the conditional sales contracts in the financial statements.

         Non-cancelable leases
         ---------------------

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2006, 2005 and 2004 was approximately $8,596,000, $9,359,000 and $12,075,000.

The total minimum rental commitments for years subsequent to April 30, 2006 of $25,055,000 are due as follows: 2007 - $5,396,000; 2008 - $3,586,000; 2009 -
$2,896,000; 2010 - $2,485,000; 2011 - $2,342,000; and thereafter - $8,350,000.

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

(15)     LITIGATION:
         -----------

A subsidiary of Kable is a defendant in a lawsuit in which the plaintiff is a former wholesaler no longer in business who alleges that the Company and other national magazine distributors and wholesalers engaged in violations of the Robinson-Patman Act (which generally prohibits discriminatory pricing) that caused it to go out of business. The plaintiff sought damages from the Kable defendant of approximately $15.2 million; any damages awarded would be trebled. In September 2005, the Court granted the motion for summary judgment of the defendants, including Kable, and judgment in favor of the defendants, including Kable, was entered. The plaintiff has appealed the judgment. No provision has been made in the financial statements for this contingency.

The Company and its subsidiaries are involved in various other claims and legal actions incident to their operations which, in the opinion of management based in part upon advice of counsel, will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS:
         ------------------------------------

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, media services trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables was $14.1 million and $4.1 million versus carrying amounts of $14.2 million and $4.3 million at April 30, 2006 and April 30, 2005. The estimated fair value of the Company's long-term, fixed-rate notes payable was $3.4 million versus a carrying amount of $3.6 million as of April 30, 2006, and both the fair value and carrying amount was $4.5 million as of April 30, 2005.

(17)     INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS:
         ------------------

The Company has identified three segments in which it currently operates under the definition established by SFAS No. 131. Real Estate operations primarily include land sales activities, which involve the obtaining of approvals and development of large tracts of land for sales to homebuilders, commercial users and others, as well as investments in commercial and investment properties. The Company's Media Services subsidiary has two identified segments, Newsstand Distribution Services and Fulfillment Services. Fulfillment Services operations involve the performance of subscription and product fulfillment and other related activities on behalf of various publishers and other clients, and Newsstand Distribution Services operations involve the national and, to a small degree, international distribution and sale of periodicals to wholesalers. Corporate revenues and expenses not identifiable with a specific segment are grouped together in this presentation. Certain common expenses as well as identifiable assets are allocated among industry segments based upon management's estimate of each segment's absorption.

Summarized data relative to the industry segments in which the Company has operations is as follows (amounts in thousands):

                                                                            Newsstand
                                          Real Estate      Fulfillment     Distribution
                                          Operations       Services          Services         Corporate        Consolidated
                                        -------------     ------------     ------------      -----------      -------------
Year ended April 30, 2006:
   Revenues                             $   59,169        $   75,332       $   13,131         $     664        $   148,296
   Expenses                                 30,906            70,352           11,290             2,677            115,225
   Management fee (income)                     995               851              144            (1,990)                 -
   Interest expense (income), net                -               452             (108)                -                344
                                        -------------     ------------     ------------      -----------      -------------
   Pretax income (loss) contribution
     from continuing operations         $   27,268        $    3,677       $    1,805         $     (23)       $    32,727
                                        =============     ============     ============      ===========      =============

   Depreciation and amortization        $      235        $    4,552       $      749         $      32        $     5,568
   Identifiable assets                  $   80,456        $   43,061       $   28,738         $  31,595        $   183,850
   Intangible assets                    $        -        $    1,298       $    3,893         $       -        $     5,191
   Capital expenditures                 $      252        $    3,500       $      140         $       4        $     3,896

---------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2005:
   Revenues                             $   37,385        $   83,896       $   13,017         $     208        $   134,506
   Expenses                                 20,995            76,228           11,603             2,106            110,932
   Management fee (income)                     900               784              116            (1,800)                 -
   Interest expense, net                         5               555               47                53                660
                                        -------------     ------------     ------------      -----------      -------------
   Pretax income (loss) contribution
     from continuing operations         $   15,485        $    6,329       $    1,251         $    (151)       $    22,914
                                        =============     ============     ============      ===========      =============
   Depreciation and amortization        $      188        $    4,403       $      575         $     177        $     5,343
   Identifiable assets                  $   75,571        $   41,918       $   38,681         $  32,948        $   189,118
   Intangible assets                    $        -        $    1,298       $    3,893         $       -        $     5,191
   Capital expenditures                 $    1,913        $    3,018       $        -         $      14        $     4,945

---------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2004:
   Revenues                             $   29,415        $   87,629       $   12,162         $      85        $   129,291
   Expenses                                 17,022            80,786           11,036             1,568            110,412
   Management fee (income)                     770               592              141            (1,503)                 -
   Interest expense, net                       213               615               30                86                944
                                        -------------     ------------     ------------      -----------      -------------
   Pretax income (loss) contribution
     from continuing operations         $   11,410        $    5,636       $      955         $     (66)       $    17,935
                                        =============     ============     ============      ===========      =============
   Depreciation and amortization        $      225        $    4,087       $      459         $     244        $     5,015
   Identifiable assets                  $   76,934        $   38,983       $   33,917         $  16,140        $   165,974
   Intangible assets                    $        -        $    1,298       $    3,893         $       -        $     5,191
   Capital expenditures                 $      266        $    3,069       $      218         $     115        $     3,668

---------------------------------------------------------------------------------------------------------------------------

(18)  SELECTED QUARTERLY FINANCIAL DATA  (Unaudited):
      -----------------------------------------------

                                             (In thousands of dollars, except per share amounts)
                                                                  Quarter Ended
                                         -----------------------------------------------------------------

Year ended April 30, 2005:                  July 31,       October 31,      January 31,      April 30,
                                              2005            2005            2006             2006
                                         --------------  ---------------  --------------  --------------
Revenues                                  $    30,014     $     34,847     $    35,589     $    47,846

Gross Profit                                    6,437           10,698           9,671          19,688

Income from continuing
  operations, net of taxes                      1,802            5,062           5,241          10,389
                                         --------------  ---------------  --------------  --------------
Income (loss) from operations of
  discontinued business, net of
  taxes                                         3,562               (6)              -               -
                                         --------------  ---------------  --------------  --------------
Net income                                $     5,364     $      5,056     $      5,241    $    10,389
                                         ==============  ===============  ==============  ==============
Earnings per share - Basic
  and Diluted (a):
    Continuing operations                 $      0.27     $       0.76     $       0.79    $      1.56
    Discontinued operations                      0.54                -                -              -
                                         --------------  ---------------  --------------  --------------
  Total                                   $      0.81     $       0.76     $       0.79    $      1.56
                                         ==============  ===============  ==============  ==============

(a) The sum of the quarters does not equal the full year earnings per share due to rounding.

Year ended April 30, 2005:                  July 31,       October 31,      January 31,      April 30,
                                              2004             2004            2005             2005
                                         --------------  ---------------  --------------  --------------
Revenues                                  $    33,638     $     33,230     $     31,486    $     36,152

Gross Profit                                    9,967            9,465            7,120          11,072

Income from continuing
  operations, net of taxes                      3,941            4,370            2,511           4,766
                                         --------------  ---------------  --------------  --------------
Income (loss) from operations of
  discontinued business, net of
  taxes                                            85             (175)              50             (23)
                                         --------------  ---------------  --------------  --------------
Net income                                $     4,026     $      4,195     $      2,561    $      4,743
                                         ==============  ===============  ==============  ==============
Earnings (loss) per share - Basic
  and Diluted:
    Continuing operations                 $      0.60     $       0.66     $       0.38    $       0.72
    Discontinued operations                      0.01            (0.03)            0.01               -
                                         --------------  ---------------  --------------  --------------
Total                                     $      0.61     $       0.63     $       0.39    $       0.72
                                         ==============  ===============  ==============  ==============


Item 9.             Changes in and Disagreements with Accountants on Accounting
-------             -----------------------------------------------------------
                    and Financial Disclosure
                    ------------------------
None

Item 9A.            Controls and Procedures
--------            -----------------------

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certifications accompany this annual report, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other executive officers have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including the Company's principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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


Item 9B.            Other Information
--------            -----------------

None

                                    PART III
                                    --------

Item 10.            Directors and Executive Officers of the Registrant
--------            --------------------------------------------------

The information set forth under the headings "Election of Directors", "The Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "2006 Proxy Statement") is incorporated herein by reference. In addition, information concerning the Company's executive officers is included in Part I above under the caption "Executive Officers of the Registrant".

Item 11.            Executive Compensation
--------            ----------------------

The information set forth under the headings "Executive Compensation" and "The Board of Directors and its Committees" in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.           Security Ownership of Certain Beneficial Owners and
--------           ---------------------------------------------------
                   Management and Related Stockholder Matters
                   ------------------------------------------

The information set forth under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" and under the subheading "Equity Compensation Plan Information" in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions
--------           ----------------------------------------------

The information set forth under the heading "Compensation Committee Interlocks and Insider Participation" in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.           Principal Accountant Fees and Services
--------           --------------------------------------

The information set forth under the subheadings "Audit Fees" and "Pre-Approval Policies and Procedures" in the 2006 Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

Item 15.          Exhibits and Financial Statement Schedules
--------          ------------------------------------------

(a)               1. Financial  Statements. The following consolidated financial
                     ----------------------
statements and supplementary financial information are filed as part of this report:

                  AMREP Corporation and Subsidiaries:

                    o Report of Independent Registered Public Accounting Firm dated June 13, 2006 - McGladrey & Pullen, LLP

                    o    Consolidated Balance Sheets - April 30, 2006 and 2005

                    o Consolidated Statements of Income for the Three Years Ended April 30, 2006

                    o Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2006

                    o Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2006

                    o    Notes to Consolidated Financial Statements

                  2.  Financial Statement Schedules.  The following financial
                      -----------------------------
statement schedule is filed as part of this report:

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

(b)                   Exhibits.  See (a)3 above.
                      --------

(c)                  Financial Statement Schedules.  See (a)2 above.
                     -----------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    AMREP CORPORATION
                                                     (Registrant)

Dated:  July 27, 2006                               By /s/ Peter M. Pizza
                                                       ------------------------
                                                       Peter M. Pizza
                                                       Vice President and Chief
                                                       Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


/s/ Peter M. Pizza                       /s/ Nicholas G. Karabots
-------------------------                --------------------------
  Peter M. Pizza                          Nicholas G. Karabots
  Vice President and Chief Financial      Director
  Officer Principal Financial             Dated:  July 27, 2006
  Officer and Principal
  Accounting Officer*
  Dated:  July 27, 2006

/s/ Edward B. Cloues  II                 /s/ Albert V.  Russo
------------------------                 --------------------------
  Edward B. Cloues II                     Albert V. Russo
  Director                                Director
  Dated:  July 27, 2006                   Dated:  July 27, 2006

/s/ Lonnie A. Coombs                     /s/ Samuel N. Seidman
------------------------                 --------------------------
  Lonnie A. Coombs                        Samuel N. Seidman
  Director                                Director
  Dated:  July 27, 2006                   Dated:  July 27, 2006

/s/ Elmer F. Hansen, Jr                  /s/ James Wall
------------------------                 --------------------------
  Elmer F. Hansen, Jr.                    James Wall
  Director                                Director*
  Dated:  July 27, 2006                   Dated:  July 27, 2006

                                         /s/ Michael P. Duloc
                                         --------------------------
                                          Michael P. Duloc
                                          President, Kable Media Services, Inc.*
                                          Dated:  July 27, 2006


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



                       AMREP CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                   (Thousands)
                                                                       Additions
                                                                Charges         Charged
                                              Balance at      (Credits) to    (Credited) to
                                               Beginning        Costs and          Other                         Balance at End
            Description                        of Period        Expenses         Accounts         Deductions       of Period
            -----------                     ---------------  --------------- ----------------   --------------   --------------



FOR THE YEAR ENDED
 APRIL 30, 2006:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $        96      $        -      $          -       $         -      $       96
                                            ---------------  --------------- ----------------   --------------   --------------


     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - magazine circulation
       operations on the consolidated
       balance sheet)
                                              $    59,165      $   (3,483)     $          -       $       76       $   55,606
                                            ---------------  --------------- ----------------   --------------   --------------
 FOR THE YEAR ENDED
 APRIL 30, 2005:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $       192      $        -      $          -       $       96       $       96
                                            ---------------  --------------- ----------------   --------------   --------------

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - magazine circulation
       operations on the consolidated
       balance sheet)                         $    55,620      $    3,825      $          -       $      280       $   59,165
                                            ---------------  --------------- ----------------   --------------   --------------

 FOR THE YEAR ENDED
 APRIL 30, 2004:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $       280      $        7      $          -       $       95       $      192
                                             ---------------  --------------- ----------------   --------------   --------------

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - magazine circulation
       operations on the consolidated
       balance sheet)
                                              $    65,811      $  (10,015)     $          -       $      176       $   55,620
                                            ---------------  --------------- ----------------   --------------   --------------

     Note: Charges (credits) recorded in magazine circulation operations include a reserve for the estimate of magazine returns from wholesalers, which are substantially offset by offsetting credits related to the return of these magazines to publishers.

                                  EXHIBIT INDEX
                                  -------------

3 (a) (i) Articles of  Incorporation,  as amended - Incorporated by reference to
          Exhibit (3)(a)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

3 (a)(ii) Certificate  of  Merger  -   Incorporated   by  reference  to  Exhibit
          (3)(a)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

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

4 (b) First Amendment dated as of April 27, 2006 to Amended and Restated Loan and Security Agreement dated as of April 28, 2005 among Kable News Company, Inc., Kable Distribution Services, Inc., Kable News Export, Ltd.. Kable News International, Inc., Kable Fulfillment Services, Inc., and Kable Fulfillment Services of Ohio, Inc. and LaSalle Bank National Association. - Incorporated by reference to
          Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 24, 2006.

4 (c) Credit Agreement dated as of April 1, 2005 between AMREP Southwest Inc. and Wells Fargo Bank, National Association - Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 11, 2005.

4 (d) Revolving Line of Credit Note dated April 1, 2005 from AMREP Southwest Inc. to Wells Fargo Bank, National Association - Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 11, 2005.

10 (a) Non-Employee Directors Option Plan, as amended - Incorporated by reference to Exhibit 10 (i) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.*

10 (b)    2002 Non-Employee Directors' Stock Plan - Incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003.*

10 (c) Offer letter dated June 2, 2005 from Registrant to Joseph S. Moran - Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 8, 2005.*

10 (d) Amended and Restated Distribution Agreement dated as of April 30, 2006 between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc.- Filed herewith. **

21 Subsidiaries of Registrant - Incorporated by reference to Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2005 filed July 28, 2005.

23        Consent of McGladrey & Pullen, LLP - Filed herewith.

31.1 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

31.2 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

31.3 Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934.

32 Certification required by Rule 13a - 14 (b) under the Securities Exchange Act of 1934.

------------------------
* Management contract or compensatory plan or arrangement in which directors or officers participate.

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.