Form 10-Q
period 2006-07-31
AMREP CORP
filed 2006-09-14
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                July 31, 2006
                               -------------------------------------------------

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
                                                   -----------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer      Non-accelerated filer   X
                        ---                    ---                         -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes                                  No      X
                   --------------                      -----------

Number of Shares of Common Stock, par value $.10 per share, outstanding at July 31, 2006 - 6,645,112.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
           July 31, 2006 and April 30, 2006                                1

         Consolidated Statements of Operations and Retained Earnings
           (Unaudited) Three Months Ended July 31, 2006 and 2005           2

         Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended July 31, 2006 and 2005                       3

         Notes to Consolidated Financial Statements                      4 - 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        7 - 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk         11

Item 4. Controls and Procedures                                            11

PART II.  OTHER INFORMATION

Item 6. Exhibits                                                           12

SIGNATURE                                                                  12

EXHIBIT INDEX                                                              13

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)


                                                                                        July 31,              April 30,
                                                                                          2006                   2006
                                                                                   ------------------    -------------------

ASSETS:
Cash and cash equivalents                                                          $     95,181          $      46,882

Restricted cash                                                                           7,783                      -
Receivables, net:
  Real estate operations                                                                 10,097                 14,592
  Media services operations                                                              43,252                 37,140
                                                                                   ------------------    -------------------
                                                                                         53,349                 51,732

Real estate inventory                                                                    42,098                 47,533
Investment assets - net                                                                   9,634                 11,586
Property, plant and equipment, net                                                       10,401                 10,879
Other assets, net                                                                        16,057                 15,238
Goodwill                                                                                  5,191                  5,191
                                                                                   ------------------    -------------------
     TOTAL ASSETS                                                                  $    239,694          $     189,041
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and accrued expenses                                              $     70,916          $      39,382
Deferred revenue                                                                          7,928                  7,741
Dividends payable                                                                         5,648                      -
Notes payable:
  Amounts due within one year                                                             1,653                  1,673
  Amounts subsequently due                                                                2,744                  4,343
                                                                                   ------------------    -------------------
                                                                                          4,397                  6,016

Taxes payable                                                                             7,517                  4,548
Deferred income taxes                                                                    10,865                  9,150
Accrued pension cost                                                                      3,284                  3,234
                                                                                   ------------------    -------------------
    TOTAL LIABILITIES                                                                   110,555                 70,071
                                                                                   ------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
  Shares authorized - 20,000,000; 7,418,704 shares issued
  at July 31, 2006 and 7,417,204 at April 30, 2006                                          741                    741
Capital contributed in excess of par value                                               45,785                 45,772
Retained earnings                                                                        92,031                 81,875
Accumulated other comprehensive loss, net                                                (4,072)                (4,072)
Treasury stock, at cost; 773,592 shares at July 31, 2006
  and at April 30, 2006                                                                  (5,346)                (5,346)
                                                                                   ------------------    -------------------
     TOTAL SHAREHOLDERS' EQUITY                                                         129,139                118,970
                                                                                   ------------------    -------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    239,694          $     189,041
                                                                                   ==================    ===================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2006 and 2005
                      (Thousands, except per share amounts)


                                                                                        2006                     2005
                                                                                   -----------------      -------------------
REVENUES:

Real estate operations - land sales                                                $     32,490           $      7,409

Media services operations                                                                20,827                 22,155

Interest and other                                                                        4,952                    450
                                                                                   -----------------      -------------------
                                                                                         58,269                 30,014
                                                                                   -----------------      -------------------
COSTS AND EXPENSES:
Real estate cost of sales - land sales                                                   11,467                  4,763
Operating expenses:
   Media services operating expenses                                                     18,162                 18,505
   Real estate commissions and selling                                                      424                    266
   Other operations                                                                         327                    309

General and administrative:
   Media services operations                                                              1,730                  2,162
   Real estate operations and corporate                                                     982                  1,009
Interest expense                                                                             91                    140
                                                                                   -----------------      -------------------
                                                                                         33,183                 27,154
                                                                                   -----------------      -------------------
Income from continuing operations before income taxes                                    25,086                  2,860

PROVISION  FOR  INCOME TAXES FROM CONTINUING
  OPERATIONS                                                                              9,282                  1,058
                                                                                   -----------------      -------------------
INCOME FROM CONTINUING OPERATIONS                                                        15,804                  1,802

INCOME FROM OPERATIONS OF DISCONTINUED BUSINESS
  (NET OF INCOME TAXES)                                                                       -                  3,562
                                                                                   -----------------      -------------------
NET INCOME                                                                               15,804                  5,364
RETAINED EARNINGS, beginning of period                                                   81,875                 82,695
DIVIDEND PAYABLE                                                                         (5,648)                (3,644)
                                                                                   -----------------      -------------------
RETAINED EARNINGS, end of period                                                   $     92,031           $     84,415
                                                                                   =================      ===================

EARNINGS PER SHARE - BASIC AND DILUTED:
  CONTINUING OPERATIONS                                                            $       2.38           $       0.27
  DISCONTINUED OPERATIONS                                                                     -                   0.54
                                                                                   -----------------      -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                             $       2.38           $       0.81
                                                                                   =================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                      6,644                  6,626
                                                                                   =================      ===================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 2006 and 2005
                                   (Thousands)

                                                                                        2006                    2005
                                                                                  -----------------      -------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  $      15,804          $       5,364
                                                                                  -----------------      -------------------
      Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      1,447                  1,267
       Non-cash credits and charges:
         Pension expense accrual                                                             50                     51
         Provision for doubtful accounts                                                     74                     74
       Gain on disposition of assets                                                     (4,107)                (5,516)
       Changes in assets and liabilities:
         Receivables                                                                     (1,691)                 7,228
         Real estate inventory                                                            5,435                 (1,669)
         Other assets                                                                    (1,186)                (1,266)
         Accounts payable and accrued expenses                                           31,534                   (670)
         Deferred revenue                                                                   187                      -
         Taxes payable                                                                    2,969                   (649)
         Deferred income taxes                                                            1,715                  1,968
                                                                                  -----------------       -------------------
           Total adjustments                                                             36,427                    818
                                                                                  -----------------       -------------------
           Net cash provided by operating activities                                     52,231                  6,182
                                                                                  -----------------       -------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures:
         Property, plant, and equipment                                                    (608)                  (740)
         Investment assets                                                                  (70)                    (3)
         Proceeds from disposition of assets                                              6,135                  4,047
         Restricted cash                                                                 (7,783)                     -
                                                                                  -----------------       -------------------
           Net cash provided (used) by investing activities                              (2,326)                 3,304
                                                                                  -----------------       -------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt financing                                                        6,232                  4,822
      Principal debt payments                                                            (7,851)                (8,710)
      Exercise of stock options                                                              13                      -
                                                                                  -----------------       -------------------
           Net cash (used) by financing activities                                      (1,606)                (3,888)
                                                                                  -----------------       -------------------
           Increase in cash and cash equivalents                                          48,299                  5,598
      CASH AND CASH EQUIVALENTS, beginning of period                                     46,882                 37,743
                                                                                  -----------------       -------------------
      CASH AND CASH EQUIVALENTS, end of period                                    $      95,181           $     43,341
                                                                                  =================       ===================
     SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid - net of amounts capitalized                                  $          91           $        186
                                                                                  =================       ===================
      Income taxes paid - net of refunds                                          $       4,598           $      1,831
                                                                                  =================       ===================
      Non-cash transaction - Dividend payable                                     $       5,648           $      3,644
                                                                                  =================       ===================



                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2006 and 2005

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

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2006 that was previously filed with the Securities and Exchange Commission.

(2)      Restricted Cash
         ---------------

Restricted cash consists of amounts held in escrow that was received in connection with (i) sales of non-inventory assets that are identified as "1031 Exchange assets" and which amount is restricted pending the purchase or identification of replacement assets ($6,162,000) and (ii) certain land sales accounted for under the "percentage of completion method" and which amount is restricted for the payment of land development work that the Company is required to complete ($1,621,000).

(3)      Receivables
         -----------

Media services operations accounts receivable, net consist of the following (in thousands):

                                              July 31,              April 30,
                                                2006                  2006
                                           ---------------      ----------------
Fulfillment Services                       $      20,201        $      20,266
Newsstand Distribution Services,
   net of estimated returns                       24,557               18,409
                                           ---------------      ----------------
                                           $      44,758        $      38,675

Allowance for doubtful accounts                   (1,506)              (1,535)
                                           ---------------      ----------------
                                           $      43,252        $      37,140
                                           ===============      ================


Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $49,574,000 and $54,071,000 at July 31, 2006 and April 30, 2006. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services segment under which the publisher has guaranteed the Company's credit risk with respect to the collection of related accounts receivable from wholesalers to whom the Company has distributed the publisher's magazines by allowing an offset of past due or uncollectible amounts (as defined) from wholesalers against amounts due the publisher, the Company has the ultimate right of offset, and has offset $26,283,000 and $20,368,000 of accounts receivable against the related accounts payable at July 31, 2006 and April 30, 2006.

(4)        Property, plant and equipment
           -----------------------------

Property, plant and equipment, net consists of the following (in thousands):
                                             July 31,              April 30,
                                               2006                  2006
                                          ----------------      ----------------

Land, buildings and improvements          $        4,257        $       4,397
Furniture and equipment                           30,669               30,117
Other                                                 84                   96
                                          ----------------      ----------------
                                                  35,010               34,610
Less accumulated depreciation                    (24,609)             (23,731)
                                          ----------------      ----------------
                                          $       10,401        $      10,879
                                          ================      ================


(5)        Other Assets
           ------------

Other assets, net consist of the following (in thousands):

                                               July 31,             April 30,
                                                2006                  2006
                                          ----------------      ----------------
Software development costs                $        8,129        $       7,787
Deferred order entry costs                         3,850                3,872
Prepaid expenses                                   2,820                2,137
Other                                              4,032                3,841
                                          ----------------      ----------------
                                                  18,831               17,637
Less accumulated amortization                     (2,774)              (2,399)
                                          ----------------      ----------------
                                          $       16,057        $      15,238
                                          ================      ================


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

(6)      Accounts Payable and Accrued Expenses
         -------------------------------------

Accounts payable and accrued expenses consist of the following (in thousands):

                                              July 31,              April 30,
                                               2006                   2006
                                          ----------------      ----------------
Publisher payables, net                   $       59,310        $      27,273
Accrued expenses                                   4,279                4,320
Trade payables                                     2,246                2,602
Other                                              5,081                5,187
                                          ----------------      ----------------
                                          $       70,916        $      39,382
                                          ================      ================


Publisher payables increased from April 30, 2006 to July 31, 2006 as a result of additional magazine purchases by the Company under an arrangement with a publisher customer of the Newsstand Distribution Services business that commenced in April 2006. In addition, as discussed more fully in note 3, pursuant to this arrangement the Company has offset $26,283,000 and $20,368,000 of accounts receivable against the related accounts payable at July 31, 2006 and April 30, 2006.

(7)      Discontinued operations
         -----------------------

Net income from discontinued operations in the three months ended July 31, 2005 reflects the gain from the disposition of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary, which were taken through condemnation proceedings.

 (8)     Information About the Company's Operations in Different Industry
         ----------------------------------------------------------------
         Segments
         --------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three-month periods ended July 31, 2006 and 2005.


THREE MONTHS:                                                        Newsstand
                                      Real Estate    Fulfillment    Distribution
                                      Operations      Services        Services       Corporate    Consolidated
                                     --------------  -------------  -------------  -------------  ------------
July 2006 (Thousands):
  Revenues                           $    37,092      $  17,572     $    3,255     $     350      $    58,269
  Operating and G&A expenses              12,599         16,993          2,899           601           33,092
  Management fee (income)                    250            206             42          (498)               -
  Interest expense, net                        -            125            (34)            -               91
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income contribution
    from continuing operations       $    24,243      $     248     $      348     $     247      $    25,086
                                     ==============  =============  =============  =============  ============
  Identifiable assets                $    82,140      $  43,437     $   57,557     $  51,369      $   234,503

  Intangible assets                  $         -      $   1,298     $    3,893     $       -      $     5,191

July 2005 (Thousands):
  Revenues                           $     7,689      $  18,544     $    3,611     $     170      $    30,014
  Operating and G&A expenses               5,711         17,845          2,822           636           27,014
  Management fee (income)                    249            213             36          (498)               -
  Interest expense, net                        -            110             30             -              140
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income contribution
    from continuing operations       $     1,729      $     376     $      723     $      32      $     2,860
                                     ==============  =============  =============  =============  ============
  Identifiable assets                $    76,510      $  43,189     $   32,036     $  32,559      $   184,294

  Intangible assets                  $         -      $   1,298     $    3,893     $       -      $     5,191



(9)        New and Emerging Accounting Standards
           -------------------------------------

The Financial Accounting Standards Board ("FASB") has issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and provides guidance for recognizing and measuring tax positions taken or that are expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial statements. FIN 48 also provides accounting guidance for related income tax effects of tax positions that do not meet the recognition threshold specified in this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the application of FIN 48 to determine the potential impact on its financial statements.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. The Company's fiscal year ends on April 30, and all references in this Item 2 to the first quarter or first three months of 2007 and 2006 mean the three month periods ended July 31, 2006 and July 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2006 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended April 30, 2006 (the "2006 Form 10-K"). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2006 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in the 2006 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2006 consolidated financial statements. The Company did not adopt any accounting policy in the first three months of fiscal 2007 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS
---------------------

For the first quarter of fiscal 2007, net income was $15,804,000, or $2.38 per share, compared to net income of $5,364,000, or $0.81 per share, in the first quarter of the prior fiscal year. Results for the first quarter of 2007 were entirely from continuing operations, while last year's results consisted of net income from continuing operations of $1,802,000, or $0.27 per share, and net income from discontinued operations of $3,562,000, or $0.54 per share. Revenues were $58,269,000 in the first quarter this year versus $30,014,000 in the first quarter of fiscal 2006.

Revenues from land sales at AMREP Southwest were $32,491,000 in the first quarter of 2007 compared to $7,409,000 in the same quarter last year. This substantial revenue increase was primarily due to increased sales of both developed and undeveloped lots in the Company's principal market of Rio Rancho,

New Mexico, where interest in the Company's landholdings did not appear to be impacted by the slowdown in housing that has been reported in many parts of the country. Revenues from the sale of developed and undeveloped lots increased from $6,150,000 and $1,259,000 in the first quarter of 2006 to $14,503,000 and
$14,694,000 in the same period of 2007. In addition, revenues from the sale of commercial and industrial properties were $3,293,000 in the first three months of 2007 versus no sales of such properties in the first quarter of 2006. The average gross profit percentage on land sales increased from 36% in the first quarter of 2006 to 65% in the same period this year, primarily reflecting a greater proportion of sales of undeveloped lots in the first quarter of 2007. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Interest and other revenues increased from $450,000 in the first quarter of 2006 to $4,952,000 in the current year period as a result of the sale of certain of AMREP Southwest's non-inventory real estate assets, including the Company's office building in Rio Rancho, which in the aggregate contributed a pretax gain of $4,107,000.

Revenues from Kable's Media Services operations decreased approximately 6%, from $22,155,000 in the first quarter of 2006 to $20,827,000 in the same period of the current year. This decrease was the combined result of a $972,000 revenue decline (5%) in the Fulfillment Services segment and a $356,000 revenue decline (10%) in the Newsstand Distribution Services segment. The revenue decline in the Fulfillment Services segment was primarily due to previously-reported customer losses at Kable's Colorado fulfillment operation that occurred in earlier periods but that still affected the comparison with last year's first quarter. The revenue decrease in the Newsstand Distribution Services segment reflected a modest decrease in the distribution sales volume from existing customers and a decrease in the average commission rate earned by Kable, partly offset by commissions earned under a distribution arrangement with a new publisher customer that commenced in the fourth quarter of 2006. Media services operating expenses decreased by $343,000 (2%) for the first quarter of 2007 compared to the same period of 2006, primarily due to decreased expenses in the Fulfillment Services business of $497,000 (3%) relating in part to reductions in variable expenses, including payroll and benefits, which were offset in part by an increase in Newsstand Distribution Services operating costs of $154,000 (7%) in the same period because of additional costs, principally payroll, associated with the new distribution arrangement referred to above.

Real Estate commissions and selling expenses increased from $266,000 in the first quarter of 2006 to $424,000 in the first quarter of the current year as a result of the increased land sales, representing approximately 3.6% and 1.3% of related land sale revenues in each period. Such costs generally vary depending upon the terms of specific sale transactions. There was no significant variation in the total of real estate and corporate general and administrative expenses between the first quarters of 2006 and 2007, while general and administrative costs of magazine operations decreased by $432,000 (20%) in the first quarter of 2007 compared to the prior year period as a result of cost reductions, principally in the Fulfillment Services segment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and magazine service operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

AMREP Southwest has a loan agreement with a bank with a maximum borrowing capacity of $10,000,000 that may be used to support real estate development in New Mexico. The loan is unsecured and bears interest at the bank's prime rate less 0.75% or, at the borrower's option, a LIBOR-based interest rate plus 2.0%. At July 31, 2006, there were no balances outstanding under this facility. The credit agreement contains certain covenants, the most significant of which limit other borrowings and require the maintenance of a minimum tangible net worth (as defined) and a certain level of unencumbered inventory. This credit arrangement expires in October 2008.

The companies within Kable's Media Services operations have a credit arrangement with a bank that matures in 2010 and allows separate revolving credit borrowings of up to $11,000,000 for Fulfillment Services and up to $9,000,000 for Newsstand Distribution Services, in each case based upon a prescribed percentage of the borrower's eligible accounts receivable. Each separate credit line is collateralized by substantially all of the borrower's assets (consisting principally of accounts receivable and machinery and equipment) and bears interest at the bank's prime rate (8.25% at July 31, 2006) or, at the borrower's option, a reserve adjusted overnight or 30-day LIBOR-based interest rate (5.34% at July 31, 2006) plus, in either case, a margin established quarterly of from 1.75% to 2.50% depending upon the borrower's funded debt to EBITDA ratio, as defined. The credit arrangement requires the maintenance or achievement of certain financial ratios and contains certain financial covenants, the most significant of which limit the amount of dividends and other payments that may be made by the borrowers to their parent or other affiliates, as well as capital expenditures and other borrowings. At July 31, 2006, the borrowing availabilities of the Fulfillment Services and Newsstand Distribution Services businesses were $10,285,000 and $9,000,000, against which no amounts were outstanding.

In May, 2006, the Media Services operations credit agreement was amended to provide for an additional $10,000,000 revolving facility to a subsidiary of the Distribution Services business on the same terms (except for the amount borrowable and the use of proceeds) as the credit arrangement described above for that business. The proceeds of borrowings under this arrangement may be used only to pay accounts payable under a magazine distribution agreement with one publisher customer. Subject to such maximum loan amount, up to 40% of the amount of the borrower's accounts receivable from the distribution of magazines covered by the distribution agreement with that customer may be borrowed. There were no outstanding borrowings under this arrangement at July 31, 2006.

In addition, the Media Services operations credit agreement provides for term loans for capital expenditures also secured by substantially all of the borrower's assets. At July 31, 2006, $3,182,000 of term loans with a weighted average interest rate of 6.2% maturing in installments to 2010 were outstanding and an additional $2,007,600 remained available for future borrowings.

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

Cash Flows From Operating Activities
------------------------------------

Receivables from the Media Services operations increased from $37,140,000 at April 30, 2006 to $43,252,000 at July 31, 2006, primarily due to the timing of cash collections as well as an increase in gross billings in the first quarter of 2007 compared to the fourth quarter of 2006.

Inventory amounted to $42,098,000 at July 31, 2006 compared to $47,533,000 at April 30, 2006. Inventory in the Company's core real estate market of Rio Rancho was $35,475,000 at July 31, 2006 and $40,820,000 at April 30, 2006. The balance of inventory consisted of property in Colorado.

Investment assets, net decreased from $11,586,000 at April 30, 2006 to $9,634,000 at July 31, 2006, primarily as the result of the sale of the Company's office building in Rio Rancho, New Mexico.

Deferred revenue relates to consideration received on certain real estate land sales which are accounted for under the percentage of completion method and which will be recognized as revenue as the Company completes land development work for which it remains obligated.

Accounts payable and accrued expenses increased from $39,382,000 at April 30, 2006 to $70,916,000 at July 31, 2006 as a result of an increase in the amounts due publishers under a new distribution arrangement with a new publisher customer of the Newsstand Distribution Services business that commenced in April 2006. This increase in accounts payable was offset by a corresponding increase in cash, since collections for the related magazine distribution to wholesalers under this arrangement had been received by the Company but had not been remitted to the publisher customer at July 31, 2006. In addition, the publisher has guaranteed the Company's ultimate credit risk resulting from the collection of related accounts receivable from wholesalers to whom the Company has distributed the publisher's magazines by allowing an offset of past due or uncollectable amounts (as defined) from wholesalers against amounts due the publisher. Pursuant to this arrangement, the Company has the right of offset and has offset $26,283,000 and $20,368,000 of accounts receivable against the related accounts payable at July 31, 2006 and April 30, 2006.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures amounted to $678,000 and $743,000 in the first three months of 2007 and 2006, and were primarily related to computer hardware and software development costs related to Kable's Fulfillment Services business and to capital additions to investment property. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and it is subject to certain other commitments and contingencies. The table below summarizes significant contractual cash obligations as of July 31, 2006 for the items indicated (in thousands):


Contractual                               Less than           1 - 3             3 - 5           More than
Obligations                Total            1 year            years             years            5 years
--------------          ----------       -----------        ----------        ----------       ------------
Notes payable           $    4,397       $     1,653        $    2,263        $      481       $        -
Operating leases            24,902             5,648             6,970             4,786            7,498
--------------          ----------       -----------        ----------        ----------       ------------
Total                   $   29,299       $     7,301        $    9,233        $    5,267       $    7,498
                        ==========       ===========        ==========        ==========       ============

Risk Factors
------------

In addition to the other information set forth in this report, the factors identified in Part 1, "Item 1A. Risk Factors" in the 2006 Form 10-K could materially affect the business, financial condition or future results of the Company. The risks described in the 2006 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are deemed to be immaterial also may materially affect the Company's business, financial condition or operating results.

Statement of Forward-Looking Information
----------------------------------------

Certain information included herein and in other Company statements, reports and filings with the Securities and Exchange Commission is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to
Item 7 of the 2006 Form 10-K for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

The Company has several credit facilities or loans that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At July 31, 2006, there were no outstanding borrowings under these variable rate arrangements so that, as a result, none of the Company's total debt of $4,397,000 was subject to variable interest rates. Refer to Item 7(A) of the Company's 2006 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.   Controls and Procedures
-------   -----------------------

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certifications accompany this quarterly report, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other executive officers have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Date:  September 14, 2006      AMREP CORPORATION
                               (Registrant)

                               By:  /s/  Peter M. Pizza
                                    -------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.      Description
----------       -----------

31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32               Certification required pursuant to 18 U.S.C. Section 1350.