Form 10-Q
period 2006-10-31
AMREP CORP.
filed 2006-12-14
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 31, 2006
                               --------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ----------------------

                          Commission File Number    1-4702
                                                 ---------

                                AMREP Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oklahoma                                             59-0936128
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

300 Alexander Park , Suite 204, Princeton, New Jersey               08540
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code         (609) 716-8200
                                                    ---------------------

212 Carnegie Center, Suite 302, Princeton, New Jersey               08540
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X               No
                             -----                 -----

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        -----                   -----                       ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                    No    X
                             -----                 -----

Number of Shares of Common Stock, par value $.10 per share, outstanding at October 31, 2006 - 6,652,612.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
                October 31, 2006 and April 30, 2006                       1

         Consolidated Statements of Operations and Retained Earnings
            (Unaudited) Three Months Ended October 31, 2006 and 2005      2

         Consolidated Statements of Operations and Retained Earnings
            (Unaudited) Six Months Ended October 31, 2006 and 2005        3

         Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended October 31, 2006 and 2005                    4

         Notes to Consolidated Financial Statements                     5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9 - 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

Item 4.  Controls and Procedures                                        13 - 14

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 6.  Exhibits                                                       14 - 15

SIGNATURE                                                                 15

EXHIBIT INDEX                                                             16

                           PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-------  --------------------


                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)
                                                                                       October 31,            April 30,
                                                                                           2006                   2006
                                                                                    ------------------    -------------------

 ASSETS:
 Cash and cash equivalents                                                          $      110,167        $         46,882
 Restricted cash                                                                             4,232                       -
 Receivables, net:
   Real estate operations                                                                   16,574                  14,592
   Media services operations                                                                42,510                  37,140
                                                                                    ------------------    -------------------
                                                                                            59,084                  51,732

 Real estate inventory                                                                      40,583                  47,533
 Investment assets, net                                                                     11,992                  11,586
 Property, plant and equipment, net                                                          9,790                  10,879
 Other assets, net                                                                          16,921                  15,238
 Goodwill                                                                                    5,191                   5,191
                                                                                    ------------------    -------------------
      TOTAL ASSETS                                                                  $      257,960        $        189,041
                                                                                    ==================    ===================

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 LIABILITIES:
 Accounts payable and accrued expenses                                              $       79,481        $         39,382
 Deferred revenue                                                                            6,547                   7,741
 Notes payable:
  Amounts due within one year                                                                1,644                   1,673
  Amounts subsequently due                                                                   2,827                   4,343
                                                                                    ------------------    -------------------
                                                                                             4,471                   6,016

 Taxes payable                                                                               5,108                   4,548
 Deferred income taxes                                                                      13,490                   9,150
 Accrued pension cost                                                                        3,334                   3,234
                                                                                    ------------------    -------------------
     TOTAL LIABILITIES                                                                     112,431                  70,071
                                                                                    ------------------    -------------------

 SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value;
     Shares authorized - 20,000,000; 7,418,704 shares issued
     at October 31, 2006 and 7,417,204 at April 30, 2006                                       741                     741
 Capital contributed in excess of par value                                                 46,061                  45,772
 Retained earnings                                                                         108,093                  81,875
 Accumulated other comprehensive loss, net                                                  (4,072)                 (4,072)
 Treasury stock, at cost; 766,092 shares at October 31, 2006
  and 773,592 shares at April 30, 2006                                                      (5,294)                 (5,346)
                                                                                    ------------------    -------------------
      TOTAL SHAREHOLDERS' EQUITY                                                           145,529                 118,970
                                                                                    ------------------    -------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $      257,960        $        189,041
                                                                                    ==================    ===================

                   See notes to consolidated financial statements.


                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2006 and 2005
                      (Thousands, except per share amounts)
                                                                                  2006                    2005
                                                                            -----------------      -------------------
REVENUES:
Real estate operations - land sales                                         $     31,707            $      11,650

Media services operations                                                         22,913                   22,695

Interest and other                                                                 1,435                      502
                                                                            -----------------      -------------------
                                                                                  56,055                   34,847
                                                                            -----------------      -------------------
COSTS AND EXPENSES:
Real estate cost of sales - land sales                                             8,017                    5,365
Operating expenses:
   Media services operating expenses                                              18,663                   18,477
   Real estate commissions and selling                                               490                      312
   Other operations                                                                  225                      307

General and administrative:
   Media services operations                                                       1,587                    1,982
   Real estate operations and corporate                                            1,495                    1,120
Interest expense                                                                      83                       69
                                                                           -----------------      -------------------
                                                                                  30,560                   27,632
                                                                           -----------------      -------------------
   Income from continuing operations before income taxes                          25,495                    7,215

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                              9,433                    2,153
                                                                           -----------------      -------------------
INCOME FROM CONTINUING OPERATIONS                                                 16,062                    5,062

(LOSS) FROM OPERATIONS OF DISCONTINUED BUSINESS
  (NET OF INCOME TAXES)                                                                -                       (6)
                                                                           -----------------      -------------------
NET INCOME                                                                        16,062                    5,056

RETAINED EARNINGS, beginning of period                                            92,031                   84,415
                                                                           -----------------      -------------------
RETAINED EARNINGS, end of period                                           $     108,093           $       89,471
                                                                           =================      ===================

EARNINGS PER SHARE - BASIC AND DILUTED:
  CONTINUING OPERATIONS                                                    $        2.42           $          0.76
  DISCONTINUED OPERATIONS                                                              -                      0.00
                                                                           -----------------      -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                     $        2.42           $          0.76
                                                                           =================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                               6,649                    6,630
                                                                           =================      ===================

                   See notes to consolidated financial statements.


                                             AMREP CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Operations and Retained Earnings (Unaudited)
                                         Six Months Ended October 31, 2006 and 2005
                                           (Thousands, except per share amounts)

                                                                                  2006                      2005
                                                                            -----------------      -------------------
REVENUES:
Real estate operations - land sales                                         $    64,197             $     19,059

Media services operations                                                        43,740                   44,850

Interest and other                                                                6,387                      952
                                                                            -----------------      -------------------
                                                                                114,324                   64,861
                                                                            -----------------      -------------------
COSTS AND EXPENSES:
Real estate cost of sales - land sales                                           19,484                   10,128
Operating expenses:
   Media services operating expenses                                             36,825                   36,982
   Real estate commissions and selling                                              914                      578
   Other operations                                                                 552                      616

General and administrative:
   Media services operations                                                      3,317                    4,144
   Real estate operations and corporate                                           2,477                    2,129
Interest expense                                                                    174                      209
                                                                            -----------------      -------------------
                                                                                 63,743                   54,786
                                                                            -----------------      -------------------
   Income from continuing operations before income taxes                         50,581                   10,075

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                            18,715                    3,211
                                                                            -----------------      -------------------
INCOME FROM CONTINUING OPERATIONS                                                31,866                    6,864

INCOME FROM OPERATIONS OF DISCONTINUED BUSINESS
  (NET OF INCOME TAXES)                                                               -                    3,556
                                                                            -----------------      -------------------
NET INCOME                                                                       31,866                   10,420

RETAINED EARNINGS, beginning of period                                           81,875                   82,695

DIVIDEND PAID                                                                    (5,648)                  (3,644)
                                                                            -----------------      -------------------
RETAINED EARNINGS, end of period                                            $   108,093             $     89,471
                                                                            =================      ===================

EARNINGS PER SHARE - BASIC AND DILUTED:
  CONTINUING OPERATIONS                                                     $      4.79             $       1.04
  DISCONTINUED OPERATIONS                                                             -                     0.53
                                                                            -----------------      -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                      $      4.79             $       1.57
                                                                            =================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                           6,646                    6,628
                                                                            =================      ===================

                   See notes to consolidated financial statements.


                                       AMREP CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows (Unaudited)
                                   Six Months Ended October 31, 2006 and 2005
                                                   (Thousands)

                                                                                   2006                    2005
                                                                            -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $    31,866             $     10,420
                                                                            -----------------       ------------------
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                   2,937                    2,618
  Non-cash credits and charges:
    Pension expense accrual                                                         107                      102
    Provision for doubtful accounts                                                  80                      (65)
  Stock based compensation - Directors' Plan                                        327                      212
  Gain on disposition of assets                                                  (4,112)                  (5,516)
  Changes in assets and liabilities:
    Receivables                                                                  (7,432)                   6,243
    Real estate inventory                                                         6,991                     (280)
    Other assets                                                                 (2,416)                  (1,670)
    Accounts payable and accrued expenses                                        40,092                   (2,934)
    Deferred revenue                                                             (1,194)                       -
    Taxes payable                                                                   560                     (340)
    Deferred income taxes                                                         4,340                    2,048
                                                                            -----------------      ------------------
      Total adjustments                                                          40,280                      418
                                                                            -----------------      ------------------
      Net cash provided by operating activities                                  72,146                   10,838
                                                                            -----------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures:
   Property, plant, and equipment                                                (1,098)                  (1,694)
   Investment assets                                                             (2,492)                       -
   Proceeds from disposition of assets                                            6,140                    4,047
   Restricted cash                                                               (4,232)                       -
                                                                            -----------------      ------------------
     Net cash provided (used) by investing activities                            (1,682)                   2,353
                                                                            -----------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from debt financing                                                    12,181                   14,259
 Principal debt payments                                                        (13,726)                 (12,332)
 Exercise of stock options                                                           14                        -
 Dividends paid                                                                  (5,648)                  (3,644)
                                                                            -----------------      ------------------
      Net cash (used) by financing activities                                    (7,179)                  (1,717)
                                                                            -----------------      ------------------
      Increase in cash and cash equivalents                                      63,285                   11,474
 CASH AND CASH EQUIVALENTS, beginning of period                                  46,882                   37,743
                                                                            -----------------      ------------------

 CASH AND CASH EQUIVALENTS, end of period                                   $   110,167            $      49,217
                                                                            =================      ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amounts capitalized                                 $       169            $         222
                                                                            =================      ==================
 Income taxes paid - net of refunds                                         $    13,814            $       3,592
                                                                            =================      ==================

                   See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended October 31, 2006 and 2005

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

(2) Restricted Cash
    ---------------

Restricted cash consists of amounts held in escrow that were received in connection with (i) sales of non-inventory assets that are identified as "1031 Exchange assets" and which are restricted pending the purchase or identification of replacement assets ($3,916,000) and (ii) certain land sales accounted for under the "percentage of completion method" and which are restricted for the payment of land development work that the Company is required to complete ($316,000).

(3) Receivables
    -----------

Media services operations accounts receivable, net consist of the following (in thousands):

                                          October 31,            April 30,
                                             2006                  2006
                                       ---------------      ----------------
Fulfillment Services                    $   22,858           $      20,266
Newsstand Distribution Services,
 net of estimated returns                   21,164                  18,409
                                       ---------------      ----------------
                                            44,022                  38,675
Allowance for doubtful accounts             (1,512)                 (1,535)
                                       ---------------      ----------------
                                        $   42,510           $      37,140
                                       ===============      ================


Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $55,584,000 and $54,071,000 at October 31, 2006 and April 30, 2006. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services segment that commenced in April 2006, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement ($33,567,000 and $20,368,000 at October 31, 2006 and April 30, 2006) are netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(4) Property, plant and equipment
    -----------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                         October 31,           April 30,
                                            2006                 2006
                                       ----------------     ----------------

Land, buildings and improvements        $     4,304          $    4,397
Furniture and equipment                      31,098              30,117
Other                                            77                  96
                                       ----------------     ----------------
                                             35,479              34,610
Less accumulated depreciation               (25,689)            (23,731)
                                       ----------------     ----------------
                                        $     9,790          $   10,879
                                       ================     ================


(5) Other Assets
    ------------

Other assets, net consist of the following (in thousands):

                                         October 31,           April 30,
                                             2006                 2006
                                       ----------------     ----------------
Software development costs              $     8,868          $   7,787
Deferred order entry costs                    4,029              3,872
Prepaid expenses                              2,681              2,137
Other                                         4,523              3,841
                                       ----------------     ----------------
                                             20,101             17,637
Less accumulated amortization                (3,180)            (2,399)
                                       ----------------     ----------------
                                        $    16,921          $  15,238
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

(6) Accounts Payable and Accrued Expenses
    -------------------------------------

Accounts payable and accrued expenses consist of the following (in thousands):

                                           October 31,        April 30,
                                              2006               2006
                                       ----------------     ----------------
Publisher payables, net                 $    66,531          $    27,273
Accrued expenses                              5,617                4,320
Trade payables                                2,440                2,602
Other                                         4,893                5,187
                                       ----------------     ----------------
                                        $    79,481          $    39,382
                                       ================     ================


Publisher payables increased from April 30, 2006 to October 31, 2006 as a result of additional magazine purchases by the Company under an arrangement with a publisher customer of the Newsstand Distribution Services business that commenced in April 2006. In addition, as discussed more fully in Note 3, pursuant to this arrangement the Company has netted $33,567,000 and $20,368,000 of accounts receivable against the related accounts payable at October 31, 2006 and April 30, 2006.

(7) Discontinued operations
    -----------------------

Net income (loss) from discontinued operations in the three and six month periods ended October 31, 2005 reflects the gain from the disposition of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary, which were taken through condemnation proceedings.

(8) Information About the Company's Operations in Different Industry Segments
    -------------------------------------------------------------------------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and six month periods ended October 31, 2006 and 2005.


THREE MONTHS:                                                        Newsstand
                                      Real Estate    Fulfillment    Distribution
                                      Operations      Services        Services       Corporate    Consolidated
                                     --------------  -------------  -------------  -------------  ------------
October 2006 (Thousands):
 Revenues                            $    32,430      $  18,969     $    4,187     $     469      $    56,055
 Operating and G&A expenses                9,380         17,371          2,878           848           30,477
 Management fee (income)                     248            207             43          (498)               -
 Interest expense                              -            167            (84)            -               83
                                     --------------  -------------  -------------  -------------  ------------
 Pretax income contribution
    from continuing operations       $    22,802      $   1,224     $    1,350     $     119      $    25,495
                                     ==============  =============  =============  =============  ============
--------------------------------------------------------------------------------------------------------------

October 2005 (Thousands):
 Revenues                            $    11,975      $  19,514     $    3,181     $     177      $    34,847
 Operating and G&A expenses                6,401         17,623          2,835           704           27,563
 Management fee (income)                     249            213             36          (498)               -
 Interest expense                              -            117            (48)            -               69
                                     --------------  -------------  -------------  -------------  ------------
 Pretax income contribution from
    continuing operations            $     5,325      $   1,561     $      358     $     (29)     $     7,215
                                     ==============  =============  =============  =============  ============



SIX MONTHS:                                                          Newsstand
                                      Real Estate    Fulfillment    Distribution
                                      Operations      Services        Services       Corporate    Consolidated
                                     --------------  -------------  -------------  -------------  ------------
October 2006 (Thousands):
 Revenues                            $    69,522      $  36,541     $    7,442     $     819      $    114,324
 Operating and G&A expenses               21,979         34,364          5,777         1,449            63,569
 Management fee (income)                     498            413             85          (996)                -
 Interest expense                             -             292           (118)            -               174
                                     --------------  -------------  -------------  -------------  ------------
 Pretax income contribution from
    continuing operations            $    47,045      $   1,472     $    1,698     $     366      $     50,581
                                     ==============  =============  =============  =============  ============
 Identifiable assets                 $    79,954      $  46,067     $   65,213     $  61,535      $    252,769

 Intangible assets                   $         -      $   1,298     $    3,893     $       -      $      5,191

--------------------------------------------------------------------------------------------------------------

October 2005 (Thousands):
 Revenues                            $    19,664      $  38,058     $    6,792     $     347      $     64,861
 Operating and G&A expenses               12,112         35,468          5,657         1,340            54,577
 Management fee (income)                     498            426             72          (996)                -
 Interest expense                              -            227            (18)            -               209
                                     --------------  -------------  -------------  -------------  ------------
Pretax income contribution from
   continuing operations             $     7,054      $   1,937     $    1,081     $       3      $     10,075
                                     ==============  =============  =============  =============  ============
Identifiable assets                  $    75,039      $  44,907     $   35,244     $  34,719      $    189,909

Intangible assets                    $         -      $   1,298     $    3,893     $       -      $      5,191

--------------------------------------------------------------------------------------------------------------


(9) New and Emerging Accounting Standards
    -------------------------------------

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and provides guidance for recognizing and measuring tax positions taken or that are expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial statements. FIN 48 also provides accounting guidance for related income tax effects of tax positions that do not meet the recognition threshold specified in this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the application of FIN 48 to determine the potential impact on its financial statements.

In September 2006, the FASB issued Statement No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)". SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan's assets and its benefit obligation. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year-end to measure plan assets and obligations. This provision is effective for all companies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

(10) Pending Acquisition
     -------------------

On November 7, 2006, the Company's Kable Media Services, Inc. subsidiary entered into an agreement to acquire Palm Coast Data, LLC, a company in the fulfillment services industry. The total transaction value is approximately $92 million, subject to working capital and other adjustments. Kable plans to finance the acquisition using a combination of internal funds and borrowings. The closing of the transaction is subject to customary closing conditions and is expected to occur early in calendar 2007.


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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 2 to the second quarter or first six months of 2007 and 2006 mean the fiscal three or six month periods ended October 31, 2006 and October 31, 2005, respectively.

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

The significant accounting policies of the Company are described in Note 1 to the 2006 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in
Item 7 in the 2006 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2006 consolidated financial statements. The Company did not adopt an accounting policy in the first six months of fiscal 2007 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS
---------------------


For the second quarter of fiscal 2007, net income was $16,062,000, or $2.42 per share, compared to net income of $5,056,000, or $0.76 per share, in the second quarter of the prior fiscal year. For the first six months of fiscal 2007, net income was $31,866,000, or $4.79 per share, compared to net income of $10,420,000, or $1.57 per share, in the same period of fiscal 2006. Results for the second quarter and first six months of 2007 were entirely from continuing operations, whereas the prior year's results included a net gain (loss) from discontinued operations of ($6,000) in the second quarter and $3,556,000, or $0.53 per share, for the six month period. Revenues were $56,055,000 and $114,324,000 in the current year's second quarter and first six months versus $34,847,000 and $64,861,000 in the same periods last year.

Revenues from land sales at the Company's AMREP Southwest subsidiary increased from $11,650,000 in the second quarter of fiscal 2006 to $31,707,000 in fiscal 2007's second quarter. For the six months ended October 31, these revenues increased from $19,059,000 last year to $64,197,000 this year. The substantial revenue increases in both periods of 2007 were primarily due to increased sales of developed and undeveloped residential lots in the Company's principal market of Rio Rancho, New Mexico, as well as from increased sales of land for commercial use. The average gross profit percentage on land sales increased from 54% and 47% in the second quarter and first six months of 2006 to 75% and 70% for the same periods of 2007, primarily reflecting a greater proportion of sales of undeveloped lots in the first quarter and first six months of 2007 versus the same periods last year. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company's Kable Media Services subsidiary increased from $22,695,000 in the second quarter of 2006 to $22,913,000 in the same quarter of the current year. For the six months ended October 31, these revenues decreased from $44,850,000 last year to $43,740,000 this year. Revenues from Newsstand Distribution Services operations increased by $763,000 (24%) and $407,000 (6%) for the three and six month periods ended October 31, 2006 compared to the same periods last year, principally from increased distribution volumes of magazines and new business. Revenues from Fulfillment Services operations decreased by $545,000 (3%) and $1,517,000 (4%) in these same three and six month periods of 2007 compared to the similar periods of 2006 primarily due to previously-reported customer losses that occurred in earlier periods but that continue to affect the current year's results. Kable's operating expenses increased by $186,000 (1%) for the second quarter of 2007 and decreased by $157,000 (0.4%) for the first six months of 2007 compared to the same periods of the prior year as a result of the net effect of decreased expenses in the Fulfillment Services business resulting in part from reductions in variable expenses, including payroll and benefits, which were offset in part by an increase in Newsstand Distribution Services operating expenses because of additional costs, principally payroll, associated with the growth of that business.

Interest and other revenues increased by $933,000 and $5,435,000 in the three and six months ended October 31, 2006 compared to the same periods of the prior year primarily as a result of increased interest income on invested cash balances in the current year as well as from the sale in the first quarter of fiscal 2007 of certain of AMREP Southwest's non-inventory real estate assets, including the Company's office building in Rio Rancho, which in the aggregate contributed a pretax gain of $4,107,000.

Real Estate commissions and selling expenses increased by $178,000 and $336,000 in the second quarter and first six months of 2007 compared to the prior year, primarily due to costs incurred in relation to the higher revenues in real estate land sales. Such costs generally vary depending upon the terms of specific sale transactions. Real estate and corporate general and administrative expenses in the second quarter and first six months of 2007 increased by $375,000 and $348,000 over the same prior year periods as a result of an increase in the Company's stock price which is used to value a portion of directors' compensation paid in stock and also due to consulting expenses in the Real Estate segment. General and administrative costs of magazine operations decreased $395,000 and $827,000 in the second quarter and first six months of 2007 compared with the same prior year periods, primarily due to favorable variances in payroll and related benefit costs.

The Company's effective tax rate is estimated to be 37% for the second quarter and first six months of 2007 compared to 30% and 32% for the same periods last year. The lower effective tax rates in 2006 versus 2007 were primarily due to tax benefits associated with charitable contributions of land by the real estate business in 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and media services operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

In September 2006, AMREP Southwest entered into a new revolving credit agreement with a bank with a maximum borrowing capacity of $25,000,000 that matures in 2008 and is used to support real estate development in New Mexico. Borrowings bear interest at the borrower's option at (i) the prime rate less 1%, or (ii) LIBOR plus 1.50% if borrowings are $10 million or above, and plus 1.65% if borrowings are less than $10 million. There were no balances outstanding under this arrangement at October 31, 2006. This credit facility contains a number of restrictive covenants, including one that requires the borrower to maintain a minimum tangible net worth.

The companies within the Media Services operations have a credit arrangement with a bank that matures in 2010 and allows separate revolving credit borrowings of up to $11,000,000 for Fulfillment Services and up to $9,000,000 for Newsstand Distribution Services, in each case based upon a prescribed percentage of the borrower's eligible accounts receivable. This agreement, as amended in May 2006, also provides an additional $10,000,000 revolving facility to a subsidiary of the Distribution Services business that may be used only to pay accounts payable under a magazine distribution agreement with one publisher customer. The individual credit lines are collateralized by substantially all of the respective borrower's assets (consisting principally of accounts receivable and machinery and equipment) and bear interest at the bank's prime rate (8.25% at October 31, 2006) or, at the borrower's option, a reserve adjusted overnight or 30-day LIBOR-based interest rate (5.34% at October 31, 2006) plus, in either case, a margin established quarterly of from 1.75% to 2.50% depending upon the borrower's funded debt-to-EBITDA ratio, as defined. At October 31, 2006, no balances were outstanding under this arrangement, and the full limits of the credit lines were available to be borrowed. The credit arrangement requires the maintenance or achievement of certain financial ratios and contains certain financial covenants, the most significant of which limit the amount of dividends and other payments that may be made by the borrowers to their parent or other affiliates, as well as capital expenditures and other borrowings. An additional $1,392,000 is available under this credit arrangement for capital expenditures.

On July 14, 2006, the Board of Directors declared a special cash dividend of $0.85 per common share payable on August 16, 2006 to shareholders of record at the close of business on July 31, 2006. Previously, the Board had declared special dividends of $0.55, $0.40 and $0.25 per share following the close of AMREP's fiscal years ending April 30, 2005, 2004 and 2003, and had declared an additional special dividend of $3.50 per share in December 2005. The Board has stated it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs. Notwithstanding such statement and the status of such future conditions, no assurance is given that there will be any such future dividends declared or that future dividend declarations, if any, will be similar in amount or frequency with past dividends.

Cash Flows From Operating Activities
------------------------------------

Real Estate inventory was $40,583,000 at October 31, 2006 compared to $47,533,000 at April 30, 2006. Inventory in the Company's core real estate market of Rio Rancho was $33,913,000 at October 31, 2006 and $40,981,000 at April 30, 2006. The balance of inventory consisted of properties in Colorado.

Real Estate receivables increased from $14,592,000 at April 30, 2006 to $16,574,000 at October 31, 2006 resulting from the net effect of mortgages issued in connection with real estate sales that closed during the first six months of 2007 offset in part by payments received on previously issued mortgages. Receivables from Media Service operations increased from $37,140,000 at April 30, 2006 to $42,510,000 at October 31, 2006, primarily due to the timing of quarter-end billings and cash collections.

Accounts payable and accrued expenses increased from $39,382,000 at April 30, 2006 to $79,481,000 at October 31, 2006 as a result of an increase in the amounts due publishers under the distribution arrangement referred to above with a new publisher customer of the Newsstand Distribution Services business that commenced in April 2006. This increase in accounts payable was offset by a corresponding increase in cash, since collections for the related magazine distribution to wholesalers under the arrangement had been received by the Company before payment to the publisher was due. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services segment that commenced in April 2006, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement ($33,567,000 and $20,368,000 at October 31, 2006 and April 30, 2006) are netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Deferred revenue relates to consideration received on certain real estate land sales which are accounted for under the percentage of completion method and which will be recognized as revenue as the Company completes land development work for which it remains obligated.

Cash Flows From Investing Activities
------------------------------------

On November 7, 2006, Kable entered into an agreement to acquire Palm Coast Data, LLC, a company in the fulfillment services industry. The total transaction value is approximately $92 million, subject to working capital and other adjustments. Kable plans to finance the acquisition using a combination of internal funds and borrowings. The closing of the transaction is subject to customary closing conditions and is expected to occur early in calendar 2007.

Capital expenditures amounted to $3,590,000 and $1,694,000 in the first six months of 2007 and 2006 and were primarily for the acquisition of Real Estate investment property and computer hardware and software development expenditures related to Kable's Fulfillment Services business. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and it is subject to certain other commitments and contingencies. The table below summarizes significant contractual cash obligations as of October 31, 2006 for the items indicated (in thousands):


Contractual                               Less than           1 - 3             3 - 5           More than
Obligations                Total            1 year            years             years            5 years
--------------          ----------       -----------        ----------        ----------       ------------
Notes payable           $    4,471       $     1,644        $    2,388        $      439       $        -
Operating leases            23,482             5,515             6,293             4,712            6,962
                        ----------       -----------        ----------        ----------       ------------
Total                   $   27,953       $     7,159        $    8,681        $    5,151       $    6,962
                        ==========       ===========        ==========        ==========       ============


Refer to Notes 9, 14 and 15 to the consolidated financial statements included in the 2006 Form 10-K for additional information on long-term debt and commitments and contingencies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------- ----------------------------------------------------------

The Company has several credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At October 31, 2006, there were no outstanding borrowings under these variable rate arrangements so that, as a result, none of the Company's total debt of $4,471,000 was subject to variable interest rates. Refer to Item 7(A) of the Company's 2006 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

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


                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
------- -----------------------------------------------------------

Pursuant to the Company's 2002 Non-Employee Directors' Stock Plan, the Company issued an aggregate of 7,500 shares of its Common Stock to its six non-employee directors on September 15, 2006, as partial payment for their services as directors for the six months preceding such issuance. These issuances were not registered under the Securities Act of 1933, as amended, by reason of the exemption provided in Section 4(2) of such Act for transactions by an issuer not involving any public offering.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

     The 2006 Annual Meeting of Shareholders of the Company (the "Meeting") was held on September 20, 2006. At the Meeting, Edward B. Cloues, II and James Wall were reelected directors of the Company by the following votes:

                                            For            Withheld
                                            ---            --------
Edward B. Cloues, II                    5,858,422          388,657
James Wall                              5,733,898          513,181

     At the Meeting, the shareholders also voted in favor of the following two proposals by the indicated votes:

                                                                                                 Broker
                       Proposal                              For         Against     Abstain     Non-Votes
                       --------                              ---         -------     -------     ---------
Approval of an amendment to the Company's Certificate     5,005,723      547,892      3,712       688,752
of Incorporation to allow vacancies in the Board of
Directors resulting from an increase in the number of
directors to be filled by the Board.

Approval of the adoption by the Board of Directors of     5,175,553      375,638      6,136       689,752
the Company's 2006 Equity Compensation Plan.


Item 6. Exhibits
------- --------

   Exhibit No.                                            Description
   -----------                                            -----------
3(a)(i)            Certificate of Incorporation, as amended - Incorporated by reference to Exhibit
                   (3)(a)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended April
                   30, 1998.
3(a)(ii)           Certificate of Merger - Incorporated by reference to Exhibit (3)(a)(ii) to the Company's
                   Annual Report on Form 10-K for the fiscal year ended April 30, 1998.


3(a)(iii)          Amended Certificate of Incorporation of the Company filed in Oklahoma on September 20,
                   2006 - Filed herewith.
3(b)               By-Laws of the Company, as amended to September 20, 2006 - Filed herewith.
31.1               Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2               Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3               Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32                 Certification required pursuant to 18 U.S.C. Section 1350.





                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 14, 2006       AMREP CORPORATION
                                   (Registrant)
                               By:  /s/  Peter M. Pizza
                                    --------------------------------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

   Exhibit No.                                            Description
   -----------                                            -----------
3(a)(i)            Certificate of Incorporation, as amended - Incorporated by reference to Exhibit
                   (3)(a)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended April
                   30, 1998.
3(a)(ii)           Certificate of Merger - Incorporated by reference to Exhibit (3)(a)(ii) to the Company's
                   Annual Report on Form 10-K for the fiscal year ended April 30, 1998.
3(a)(iii)          Amended Certificate of Incorporation of the Company filed in Oklahoma on September 20,
                   2006 - Filed herewith.
3(b)               By-Laws of the Company, as amended to September 20, 2006 - Filed herewith.
31.1               Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 -
                   Filed herewith.
31.2               Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 -
                   Filed herewith.
31.3               Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 -
                   Filed herewith.
32                 Certification required pursuant to 18 U.S.C. Section 1350.
