Form 10-Q
period 2007-01-31
AMREP CORP.
filed 2007-03-19
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              January 31, 2007
                               -------------------------------------------------
                                       OR

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

              Yes       X                          No
                  -------------                       -------------

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ----                    ----                        ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes                                  No       X
                  -------------                       -------------

Number of Shares of Common Stock, par value $.10 per share, outstanding at January 31, 2007 - 6,653,112.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
                January 31, 2007 and April 30, 2006                        1

         Consolidated Statements of Operations and Retained Earnings
            (Unaudited) Three Months Ended January 31, 2007 and 2006       2

         Consolidated Statements of Operations and Retained Earnings
            (Unaudited) Nine Months Ended January 31, 2007 and 2006        3

         Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 2007 and 2006                    4

         Notes to Consolidated Financial Statements                      5 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     11 - 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk         15

Item 4. Controls and Procedures                                            16

PART II.  OTHER INFORMATION

Item 1A. Risk Factors                                                      16

Item 6.  Exhibits                                                          17

SIGNATURE                                                                  17

EXHIBIT INDEX                                                              18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                                  AMREP CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets (Unaudited)
                           (Thousands, except par value and number of shares)

                                                                                         January 31,            April 30,
                                                                                            2007                   2006
                                                                                   ------------------    -------------------

ASSETS:
Cash and cash equivalents                                                          $      46,626         $        46,882
Receivables, net:
  Real estate operations                                                                  22,480                  14,592
  Media services operations                                                               53,353                  37,140
                                                                                   ------------------    -------------------
                                                                                          75,833                  51,732

Real estate inventory                                                                     40,148                  47,533
Investment assets, net                                                                    12,018                  11,586
Property, plant and equipment, net                                                        31,817                  10,879
Other assets, net                                                                         35,222                  15,238
Goodwill                                                                                  54,661                   5,191
                                                                                   ------------------    -------------------
     TOTAL ASSETS                                                                  $     296,325          $      189,041
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and accrued expenses                                              $      73,946          $       39,382
Deferred revenue                                                                           7,891                   7,741
Notes payable:
 Amounts due within one year                                                               4,438                   1,673
 Amounts subsequently due                                                                 41,879                   4,343
                                                                                   ------------------    -------------------
                                                                                          46,317                   6,016

Taxes payable                                                                              2,513                   4,548
Deferred income taxes                                                                      9,802                   9,150
Accrued pension cost                                                                       3,385                   3,234
                                                                                    ------------------    -------------------
    TOTAL LIABILITIES                                                                    143,854                  70,071
                                                                                    ------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
    Shares authorized - 20,000,000; 7,419,204 shares issued
    at January 31, 2007 and 7,417,204 at April 30, 2006                                      741                     741
Capital contributed in excess of par value                                                46,073                  45,772
Retained earnings                                                                        115,023                  81,875
Accumulated other comprehensive loss, net                                                 (4,072)                 (4,072)
Treasury stock, at cost; 766,092 shares at January 31, 2007
 and 773,592 shares at April 30, 2006                                                     (5,294)                 (5,346)
                                                                                    ------------------    -------------------
     TOTAL SHAREHOLDERS' EQUITY                                                          152,471                 118,970
                                                                                    ------------------    -------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $    296,325           $     189,041
                                                                                    ==================    ===================


                 See notes to consolidated financial statements.


                                         AMREP CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Operations and Retained Earnings (Unaudited)
                                    Three Months Ended January 31, 2007 and 2006
                                        (Thousands, except per share amounts)

                                                                                            2007                    2006
                                                                                    -----------------      -------------------
REVENUES:
Real estate operations - land sales                                                  $    16,563            $     12,621

Media services operations                                                                 24,116                  22,449

Interest and other                                                                         1,510                     519
                                                                                    -----------------      -------------------
                                                                                          42,189                  35,589
                                                                                    -----------------      -------------------
COSTS AND EXPENSES:
Real estate cost of sales - land sales                                                     6,731                   6,618
 Operating expenses:
   Media services operating expenses                                                      20,296                  18,989
   Real estate commissions and selling                                                       273                     480
   Other operations                                                                          214                     311

General and administrative:
   Media services operations                                                               2,329                   1,782
   Real estate operations and corporate                                                    1,195                   1,039
Interest expense                                                                             152                      78
                                                                                     -----------------      -------------------
                                                                                          31,190                  29,297
                                                                                     -----------------      -------------------
    Income before income taxes                                                            10,999                   6,292

PROVISION  FOR  INCOME TAXES                                                               4,069                   1,051
                                                                                     -----------------      -------------------
NET INCOME                                                                                 6,930                   5,241
DIVIDENDS PAID                                                                                 -                 (23,226)
RETAINED EARNINGS, beginning of period                                                   108,093                  89,471
                                                                                     -----------------      -------------------
RETAINED EARNINGS, end of period                                                      $  115,023             $    71,486
                                                                                     =================      ===================
EARNINGS PER SHARE - BASIC AND DILUTED                                                $     1.04             $      0.79
                                                                                     =================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                                    6,653                   6,635
                                                                                     =================      ===================



                 See notes to consolidated financial statements.


                                             AMREP CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Operations and Retained Earnings (Unaudited)
                                        Nine Months Ended January 31, 2007 and 2006
                                           (Thousands, except per share amounts)

                                                                                            2007                    2006
                                                                                    -----------------      -------------------
REVENUES:
Real estate operations - land sales                                                  $    80,760            $     31,680

Media services operations                                                                 67,855                  67,299

Interest and other                                                                         7,898                   1,471
                                                                                    -----------------      -------------------
                                                                                         156,513                 100,450
                                                                                    -----------------      -------------------
COSTS AND EXPENSES:
Real estate cost of sales - land sales                                                    26,215                  16,746
 Operating expenses:
   Media services operating expenses                                                      57,121                  55,971
   Real estate commissions and selling                                                     1,187                   1,058
   Other operations                                                                          766                     927

General and administrative:
   Media services operations                                                               5,646                   5,926
   Real estate operations and corporate                                                    3,672                   3,168
Interest expense                                                                             326                     287
                                                                                    -----------------     -------------------
                                                                                          94,933                  84,083
                                                                                    -----------------     -------------------
    Income from continuing operations before income taxes                                 61,580                  16,367

PROVISION  FOR  INCOME TAXES FROM CONTINUING OPERATIONS                                   22,784                   4,262
                                                                                    -----------------     -------------------
INCOME FROM CONTINUING OPERATIONS                                                         38,796                  12,105

INCOME FROM OPERATIONS OF DISCONTINUED  BUSINESS (NET OF INCOME TAXES)                         -                   3,556
                                                                                    -----------------     -------------------
NET INCOME                                                                                38,796                  15,661

RETAINED EARNINGS, beginning of period                                                    81,875                  82,695

DIVIDEND PAID                                                                             (5,648)                (26,870)
                                                                                    -----------------     -------------------
RETAINED EARNINGS, end of period                                                     $   115,023           $      71,486
                                                                                    =================     ===================

EARNINGS PER SHARE - BASIC AND DILUTED:
  CONTINUING OPERATIONS                                                              $      5.84           $        1.83
  DISCONTINUED OPERATIONS                                                                      -                    0.53
                                                                                    -----------------     -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                               $      5.84           $        2.36
                                                                                    =================     ===================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       6,648                   6,631
                                                                                    =================     ===================


                 See notes to consolidated financial statements.


                                             AMREP CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows (Unaudited)
                                         Nine Months Ended January 31, 2007 and 2006
                                                         (Thousands)

                                                                                            2007                    2006
                                                                                    -----------------       -------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                    $    38,796             $      15,661
                                                                                    -----------------       -------------------
       Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      4,604                   4,055
        Non-cash credits and charges:
          Pension expense accrual                                                            151                     154
          Provision for doubtful accounts                                                     47                    (116)
        Stock based compensation - Directors' Plan                                           339                     205
        Gain on condemnation of utility company                                                -                  (5,516)
        Changes in assets and liabilities:
          Receivables                                                                    (14,066)                   (302)
          Real estate inventory                                                            7,426                   1,161
          Other assets                                                                    (2,972)                 (3,029)
          Accounts payable and accrued expenses                                           26,933                  (1,467)
          Deferred revenue                                                                   150                       -
          Taxes payable                                                                   (2,035)                     (1)
          Deferred income taxes                                                            3,077                     637
                                                                                    -----------------       -------------------
            Total adjustments                                                             23,654                  (4,219)
                                                                                    -----------------       -------------------
            Net cash provided by operating activities                                     62,450                  11,442
                                                                                    -----------------       -------------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures:
         Property, plant, and equipment                                                   (1,346)                 (3,765)
         Purchase of investment assets                                                    (2,564)                      -
         Purchase of business, net of cash acquired                                      (95,521)                      -
         Proceeds from condemnation of utility company                                         -                   4,047
         Proceeds from sale of assets                                                      2,058                       -
                                                                                    -----------------       -------------------
           Net cash provided (used) by investing activities                              (97,373)                    282
                                                                                    -----------------       -------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from debt financing                                                       66,293                  24,139
       Principal debt payments                                                           (25,992)                (24,529)
       Exercise of stock options                                                              14                      40
       Dividends paid                                                                     (5,648)                (26,870)
                                                                                    -----------------       -------------------
          Net cash provided (used) by financing activities                                34,667                 (27,220)
                                                                                    -----------------       -------------------
         Decrease in cash and cash equivalents                                              (256)                (15,496)

      CASH AND CASH EQUIVALENTS, beginning of period                                      46,882                  37,743
                                                                                    -----------------       -------------------

      CASH AND CASH EQUIVALENTS, end of period                                       $    46,626             $    22,247
                                                                                    =================       ===================

      SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid - net of amounts capitalized                                    $       279             $       294
                                                                                    =================       ===================
       Income taxes paid - net of refunds                                            $    21,735             $     5,713
                                                                                    =================       ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended January 31, 2007 and 2006

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

(2)      Acquisition
         -----------

On January 16, 2007, the Company, through a newly-created subsidiary ("Newco") of its Kable Media Services, Inc. ("Kable") subsidiary, completed its acquisition (the "Acquisition") of Palm Coast Data Holdco, Inc ("Palm Coast"), a provider of fulfillment services for magazine publishers and others, pursuant to the terms of that certain Agreement and Plan of Merger (the "Agreement") dated as of November 7, 2006. The Agreement provided for the Acquisition to occur by the merger of Newco with and into Palm Coast, with Palm Coast surviving the merger. As a result of the merger, Palm Coast is now a direct wholly-owned subsidiary of Kable.

The merger consideration totaled approximately $92,000,000 plus an additional amount for working capital and certain other adjustments preliminarily estimated at $3,700,000. The acquisition was financed with existing cash and borrowings.

The results of operations of Palm Coast have been included in the consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated information reflects the results of the Company's operations as if the acquisition had occurred at the beginning of each nine month period. These pro forma results are not necessarily an indication of what may be expected to occur in future periods (in thousands, except per share data):

                                                    For the Nine Months
                                                      Ended January 31
                                                      ----------------
                                                  2007                 2006
                                                  ----                 ----
Revenue                                      $    193,385          $    138,380

Net income                                   $     38,578          $     15,226

Earnings per share - basic and diluted       $       5.80          $       2.30

The preliminary allocation of the purchase price of Palm Coast to net tangible and identifiable intangible assets is based on their estimated fair values as of January 16, 2007, determined using valuations and other studies that are not yet complete. The excess of the purchase price plus estimated fees and expenses related to the acquisition over the net tangible and identifiable intangible assets is allocated to goodwill. The purchase price (including closing costs and excluding cash acquired) has been preliminarily allocated as follows (in thousands):

    Receivables                                       $     10,082
    Property, plant and equipment                           22,886
    Deferred taxes                                           2,425
    Deferred order entry costs                               1,636
    Customer contracts                                      14,500
    Goodwill                                                49,470
    Accounts payable and accrued expenses                   (7,631)
    Other assets                                             2,153
                                                     ---------------
                                                      $     95,521
                                                     ===============


(3)      Receivables
         -----------

Media services operations accounts receivable, net consist of the following (in thousands):

                                              January 31,            April 30,
                                                 2007                  2006
                                           ---------------      ----------------
Fulfillment Services                        $    30,499          $      20,266
Newsstand Distribution Services,
   net of estimated returns                      24,355                 18,409
                                           ---------------      ----------------
                                                 54,854                 38,675
Less allowance for doubtful accounts             (1,501)                (1,535)
                                           ---------------      ----------------
                                            $    53,353          $      37,140
                                           ===============      ================

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $55,584,000 at January 31, 2007 and $54,071,000 at April 30, 2006. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business that commenced in April 2006, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement were netted ($33,103,000 was netted at January 31, 2007 and $20,368,000 at April 30, 2006)
against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(4)        Property, Plant and Equipment
           -----------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                              January 31,           April 30,
                                                 2007                 2006
                                           ----------------     ----------------
Land, buildings and improvements            $     17,120          $     4,397
Furniture and equipment                           34,847               30,117
Other                                              6,665                   96
                                           ----------------     ----------------
                                                  58,632               34,610
Less accumulated depreciation                    (26,815)             (23,731)
                                           ----------------     ----------------
                                            $     31,817          $    10,879
                                           ================     ================

(5)        Other Assets
           ------------

Other assets, net consist of the following (in thousands):

                                              January 31,           April 30,
                                                 2007                 2006
                                           ----------------     ----------------
Software development costs                  $      9,293         $     7,787
Deferred order entry costs                         5,959               3,872
Prepaid expenses                                   4,386               2,137
Customer contracts and relationships              14,500                   -
Other                                              4,872               3,841
                                           ----------------     ----------------
                                                  39,010              17,637
Less accumulated amortization                     (3,788)             (2,399)
                                           ----------------     ----------------
                                            $     35,222         $    15,238
                                           ================     ================


Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to data base files and are charged directly to operations over a 12-month period. Customer contracts and relationships are based on the preliminary allocation of the purchase price of Palm Coast (see Note 2) and are amortized over 12 years.

(6)      Accounts Payable and Accrued Expenses
         -------------------------------------

Accounts payable and accrued expenses consist of the following (in thousands):

                                               January 31,           April 30,
                                                  2007                 2006
                                           ----------------     ----------------
Publisher payables, net                     $     57,213         $     27,273
Accrued expenses                                  11,551                4,320
Trade payables                                     5,061                2,602
Other                                                121                5,187
                                           ----------------     ----------------
                                            $     73,946         $     39,382
                                           ================     ================


Publisher payables increased from April 30, 2006 to January 31, 2007 as a result of additional magazine purchases by the Company under an arrangement with a publisher customer of the Newsstand Distribution Services business that commenced in April 2006. In addition, pursuant to this arrangement the Company has netted $33,103,000 and $20,368,000 of accounts receivable against the related accounts payable at January 31, 2007 and April 30, 2006 (see Note 3).

(7)      Notes Payable
         -------------
                                              January 31,           April 30,
                                                 2007                 2006
                                           ---------------      ----------------
Notes payable:
   Line-of-credit borrowings:
     Real estate operations and other       $     15,400         $        -
     Media services operations                    26,900              2,377
   Other notes payable                             4,017              3,639
                                           ---------------      ----------------
                                            $     46,317         $    6,016
                                           ===============      ================

In January 2007, the Company's AMREP Southwest Inc. subsidiary entered into a new loan agreement that replaced a prior loan agreement entered into in September 2006. The new loan agreement (the "ASW Credit Facility") added a $14,180,000 term loan facility to the unsecured $25,000,000 revolving credit facility provided in the September 2006 agreement.

The revolving credit facility matures September 17, 2008 and is used to support real estate development in New Mexico. Borrowings bear annual interest at the borrower's option at (i) the prime rate (8.25% at January 31, 2007) less 1.00%, or (ii) LIBOR (5.32% at January 31, 2007) plus 1.65% if borrowings are less than $10,000,000 or plus 1.50% if borrowings are $10,000,000 or above. At January 31, 2007, the outstanding balance of the revolving credit facility was $4,500,000 with an interest rate of 6.97%. The term loan bears annual interest at the 30-day LIBOR rate plus 1.75% (7.07% at January 31, 2007), matures December 15, 2008 and is secured by certain of the borrower's notes receivable from real estate sales. The term loan requires prepayment in the amount of collections on the notes receivable and the amount of any that have experienced payment defaults. At January 31, 2007, the outstanding balance of the term loan was $10,900,500. The ASW Credit Facility contains a number of restrictive covenants, including one that requires the borrower to maintain a minimum tangible net worth.

In connection with the completion of the acquisition of Palm Coast, the Company's Kable subsidiary and certain of its direct and indirect subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with a bank (the "Present Kable Loan Agreement"). Certain of Kable's direct and indirect subsidiaries were previously parties to an Amended and Restated Loan and Security Agreement dated as of April 28, 2005, as amended (the "Prior Kable Loan Agreement"). The Prior Kable Loan Agreement consisted of several revolving credit facilities and capital expenditure lines of credit.

The Present Kable Loan Agreement amended the Prior Kable Loan Agreement and canceled certain of the existing credit facilities, consolidated in part certain of the revolving credit facilities and existing term debt and added Kable, Palm Coast and Palm Coast's subsidiary as additional borrowers. The credit facilities under the Present Kable Loan Agreement consist of: (i) a revolving credit loan and letter of credit facility in an aggregate principal amount of up to
$35,000,000 ("Facility A"), a portion of which was used to fund part of the merger consideration for the acquisition of Palm Coast, and the remainder of which may be used for working capital purposes; (ii) a secured term loan of approximately $3,000,000 ("Facility B"); (iii) a capital expenditure line of credit in an amount of up to $1,500,000 to finance new equipment ("Facility C"); and (iv) a second revolving credit loan facility of $10,000,000 ("Facility D") that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Distribution Services business. The borrowers' obligations under the Present Kable Loan Agreement are secured by substantially all of their assets other than (i) real property and
(ii) any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower.

The Facility A, C and D loans mature in May 2010 and bear annual interest at fluctuating rates that, at the borrowers' option, may be either (i) reserve adjusted LIBOR rates (5.3% at January 31, 2007) plus a margin established quarterly of from 1.5% to 2.5% dependent on the borrowers' funded debt to EBITDA ratio, as defined in the Present Kable Loan Agreement, or (ii) the Lender's prime rate (8.25% at January 31, 2007). The Facility B loan matures December 31, 2009 and bears annual interest at a rate of 6.4%. At January 31, 2007, the outstanding balance under Facility A was $26,900,000 with an interest rate of 7.30%.

The Present Kable Loan Agreement requires the borrowers to maintain certain financial ratios and contains customary covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company unless certain conditions are satisfied, and that limit the annual amount of indebtedness the borrowers may incur for capital expenditures and other purposes.

Other notes payable consist of equipment financing loans and a note payable related to the acquisition of distribution contracts with a weighted average interest rate of 5.7% at January 31, 2007.

(8)    Discontinued Operations
       -----------------------

Income from operations of discontinued business in the nine month period ended January 31, 2006 reflects the gain from the disposition of the primary assets of the Company's El Dorado, New Mexico water utility subsidiary, which were taken through condemnation proceedings.

(9)    Information About the Company's Operations in Different Industry Segments
       -------------------------------------------------------------------------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and nine month periods ended January 31, 2007 and 2006.

THREE MONTHS:                                                        Newsstand
                                      Real Estate    Fulfillment    Distribution
                                      Operations      Services        Services       Corporate    Consolidated
                                     --------------  -------------  -------------  -------------  ------------
January 2007 (Thousands):
  Revenues                           $    17,355      $  20,612     $    3,737     $     485      $    42,189
  Operating and G&A expenses               7,682         19,569          3,056           731           31,038
  Management fee (income)                    249            206             43          (498)               -
  Interest expense                             -            456           (191)         (113)             152
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income contribution from
     continuing operations           $     9,424      $     381     $      829     $     365      $    10,999
                                     ==============  =============  =============  =============  ============
--------------------------------------------------------------------------------------------------------------

January 2006 (Thousands):
  Revenues                           $    12,943    $    19,185   $      3,264     $     197      $    35,589
  Operating and G&A expenses               7,787         17,972          2,800           660           29,219
  Management fee (income)                    250            212             36          (498)               -
  Interest expense                             -            114            (36)            -               78
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income contribution from
     continuing operations           $     4,906    $       887   $        464     $      35      $     6,292
                                     ==============  =============  =============  =============  ============


--------------------------------------------------------------------------------------------------------------
NINE MONTHS:                                                         Newsstand
                                      Real Estate    Fulfillment    Distribution
                                      Operations      Services        Services       Corporate    Consolidated
                                     --------------  -------------  -------------  -------------  ------------
January 2007 (Thousands):
  Revenues                           $    86,877      $  57,153     $   11,179     $   1,304      $   156,513
  Operating and G&A expenses              29,661         53,933          8,833         2,180           94,607
  Management fee (income)                    747            619            128        (1,494)               -
  Interest expense                             -            748           (309)         (113)             326
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income contribution from
     continuing operations           $    56,469      $   1,853     $    2,527     $     731      $    61,580
                                     ==============  =============  =============  =============  ============

  Identifiable assets                $    82,259      $  97,125     $   40,725     $  21,555      $   241,664

  Goodwill                           $         -      $  50,768     $    3,893     $       -      $    54,661



--------------------------------------------------------------------------------------------------------------


January 2006 (Thousands):

  Revenues                           $    32,607      $  57,243     $   10,056     $     544      $   100,450
  Operating and G&A expenses              19,899         53,440          8,457         2,000           83,796
  Management fee (income)                    748            638            108        (1,494)               -
  Interest expense                             -            341            (54)            -              287
                                     --------------  -------------  -------------  -------------  ------------
  Pretax income contribution from
     continuing operations           $    11,960     $    2,824     $    1,545     $      38      $    16,367
                                     ==============  =============  =============  =============  ============

   Identifiable assets               $    78,566     $   45,197     $   33,757     $  12,567      $   170,087

   Goodwill                          $         -     $    1,298     $    3,893     $      -       $     5,191

Interest  expense includes  intersegment  interest income which is eliminated in consolidation.
--------------------------------------------------------------------------------------------------------------

(10)        New and Emerging Accounting Standards
            -------------------------------------

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and provides guidance for recognizing and measuring tax positions taken or that are expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial statements. FIN 48 also provides accounting guidance for related income tax effects of tax positions that do not meet the recognition threshold specified in this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

In September 2006, the FASB issued Statement No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)". SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan's assets and its benefit obligation. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its fiscal year-end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its fiscal year-end to measure plan assets and obligations. This provision is effective for all companies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No.
159. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.


Item 2.    Management's Discussion and Analysis of Financial Condition
-------    ------------------------------------------------------------
           and Results of Operations
           -------------------------

INTRODUCTION
------------

The Company, through its subsidiaries, is primarily engaged in three business segments: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, "AMREP Southwest") and the Fulfillment Services and Newsstand Distribution Services businesses operated by Kable Media Services, Inc. and its subsidiaries (collectively, "Kable" or "Media Services"). The Company's foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 2 to the third quarter or first nine months of 2007 and 2006 mean the fiscal three or nine month periods ended January 31, 2007 and January 31, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2006 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended April 30, 2006 (the "2006 Form 10-K"). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2006 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in
Item 7 in the 2006 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2006 consolidated financial statements. The Company did not adopt an accounting policy in the first nine months of fiscal 2007 that had a material impact on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS
---------------------

For the third quarter of 2007, net income was $6,930,000, or $1.04 per share, compared to net income of $5,241,000, or $0.79 per share, in the third quarter of 2006. For the first nine months of 2007, net income was $38,796,000, or $5.84 per share, compared to net income of $15,661,000, or $2.36 per share, in the same period of 2006. Results for the third quarter and first nine months of 2007 were entirely from continuing operations, as were the results for the third quarter of 2006. The results for the first nine months of 2006 included a net gain from discontinued operations of $3,556,000, or $0.53 per share. Revenues were $42,189,000 and $156,513,000 in the current year's third quarter and first nine months compared to $35,589,000 and $100,450,000 in the same periods last year.

Revenues from land sales at the Company's AMREP Southwest subsidiary increased from $12,621,000 in the third quarter of fiscal 2006 to $16,563,000 in fiscal 2007's third quarter. For the nine months ended January 31, land sale revenues increased from $31,680,000 last year to $80,760,000 this year. The revenue growth in both the three and nine month periods of 2007 was due to higher average selling prices of residential lots, resulting in part from the mix of lots sold, more commercial land sales and, for the nine month period, a greater number of residential lots sold in fiscal 2007 than in 2006. The average gross profit percentage on land sales rose from 48% and 47% in the third quarter and first nine months of 2006 to 59% and 68% for the same periods of 2007, reflecting the higher average selling prices in the first nine months of fiscal 2007 and the mix of residential lots sold in each of the periods. As a result of these factors, the pretax income contribution from AMREP Southwest increased from $4,906,000 and $11,960,000 in the three and nine month periods ended January 31, 2006 to $9,424,000 and $56,469,000 in the same periods this year. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company's Kable Media Services operations (excluding interest) increased from $22,449,000 in the third quarter of 2006 to $24,116,000 in the same quarter of the current year. For the nine months ended January 31, revenues increased from $67,299,000 last year to $67,855,000 this year. The increase in revenues for both the quarter and the nine-month period was primarily attributable to the January 16, 2007 acquisition of Palm Coast Data Holdco, Inc. ("Palm Coast"). Newsstand Distribution Services revenues increased by $248,000 (8%) and $658,000 (7%) for the three and nine-month periods ended January 31, 2007 compared to the same periods last year, principally from increased distribution volumes of magazines and new business. Fulfillment Services revenues increased by $1,419,000 (7%) for the third quarter ending January 31, 2007 compared to the same quarter in the prior year as a result of the Palm Coast acquisition discussed above, with Palm Coast's revenues being included in the consolidated financial statements for a 15 day period. For the nine-month period ending January 31, Fulfillment Services revenues decreased $102,000 for 2007 compared to 2006 as the additional revenues for 15 days associated with the Palm Coast acquisition were offset by the effect this year of previously reported customer losses that occurred in earlier periods. Media Services operating expenses increased by $1,307,000 (7%) for the third quarter of 2007 and by $1,150,000 (2%) for the first nine months of 2007 compared to the same periods of the prior year. These increases were primarily attributable to (i) the addition of operating expenses of Palm Coast offset in part by decreased payroll and benefit expenses in other Fulfillment Services business and (ii) an increase in Newsstand Distribution Services operating expenses because of additional costs, principally payroll, associated with the growth of that business.

Interest and other revenues increased by $991,000 and $6,427,000 in the three and nine months ended January 31, 2007 compared to the same periods of the prior year, primarily as a result of increased interest income on invested cash balances in the current year as well as from the sale in the first quarter of fiscal 2007 of certain AMREP Southwest non-inventory real estate assets, including the Company's office building in Rio Rancho, New Mexico which in the aggregate contributed a pre-tax gain of $4,107,000.

Real estate commissions and selling expenses decreased by $207,000 in the third quarter of 2007 compared to 2006, primarily due to decreases in variable commissions and selling expenses. For the first nine months of 2007, real estate commissions and selling expenses increased by $129,000 compared to the same period of the prior year, primarily due to costs incurred in relation to increased land sales in the first two quarters. Such costs generally vary depending upon the terms of specific land sale transactions. Real estate and corporate general and administrative expenses increased by $156,000 and $504,000 in the third quarter and first nine months of 2007 compared to the same prior year periods due to increased real estate professional and consulting fees and, with respect to the nine month period, an increase in the Company's stock price which was used to value a portion of directors' compensation paid in stock. General and administrative costs of Media Services increased $547,000 for the third quarter compared to 2006 due primarily to the addition of Palm Coast. These costs decreased $280,000 for the first nine months of 2007, however, compared with the same prior year period as the increase attributable to Palm Coast was offset by continuing favorable variances in payroll and related benefit costs.

The Company's effective tax rate from continuing operations is estimated to be 37% for the third quarter and first nine months of 2007 compared to 17% and 26% for the same periods in fiscal 2006. The lower effective tax rate in 2006 compared to the current year was primarily due to tax benefits associated with charitable contributions of land by the real estate business in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and media services operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

In January 2007, the Company's AMREP Southwest Inc. subsidiary entered into a new loan agreement that replaced a prior loan agreement entered into in September 2006. The new loan agreement (the "ASW Credit Facility") added a $14,180,000 term loan facility to the unsecured $25,000,000 revolving credit facility provided in the September 2006 agreement.

The revolving credit facility matures September 17, 2008 and is used to support real estate development in New Mexico. Borrowings bear annual interest at the borrower's option at (i) the prime rate (8.25% at January 31, 2007) less 1.00%, or (ii) LIBOR (5.32% at January 31, 2007) plus 1.65% if borrowings are less than $10,000,000 or plus 1.50% if borrowings are $10,000,000 or above. At January 31, 2007, the outstanding balance of the revolving credit facility was $4,500,000 with an interest rate of 6.97%. The term loan bears annual interest at the 30-day LIBOR rate plus 1.75% (7.07% at January 31, 2007), matures December 15, 2008 and is secured by certain of the borrower's notes receivable from real estate sales. The term loan requires prepayment in the amount of collections on the notes receivable and the amount of any that have experienced payment defaults. At January 31, 2007, the outstanding balance of the term loan was $10,900,500. The ASW Credit Facility contains a number of restrictive covenants, including one that requires the borrower to maintain a minimum tangible net worth.

In connection with the completion of the acquisition of Palm Coast, the Company's Kable subsidiary and certain of its direct and indirect subsidiaries entered into a Second Amended and Restated Loan and Security Agreement with a bank (the "Present Kable Loan Agreement"). Certain of Kable's direct and indirect subsidiaries were previously parties to an Amended and Restated Loan and Security Agreement dated as of April 28, 2005, as amended (the "Prior Kable Loan Agreement"). The Prior Kable Loan Agreement consisted of several revolving credit facilities and capital expenditure lines of credit.

The Present Kable Loan Agreement amended the Prior Kable Loan Agreement and canceled certain of the existing credit facilities, consolidated in part certain of the revolving credit facilities and existing term debt and added Kable, Palm Coast and Palm Coast's subsidiary as additional borrowers. The credit facilities under the Present Kable Loan Agreement consist of: (i) a revolving credit loan and letter of credit facility in an aggregate principal amount of up to
$35,000,000 ("Facility A"), a portion of which was used to fund part of the merger consideration for the acquisition of Palm Coast, and the remainder of which may be used for working capital purposes; (ii) a secured term loan of approximately $3,000,000 ("Facility B"); (iii) a capital expenditure line of credit in an amount of up to $1,500,000 to finance new equipment ("Facility C"); and (iv) a second revolving credit loan facility of $10,000,000 ("Facility D") that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Distribution Services business. The borrowers' obligations under the Present Kable Loan Agreement are secured by substantially all of their assets other than (i) real property and
(ii) any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower.

The Facility A, C and D loans mature in May 2010 and bear annual interest at fluctuating rates that, at the borrowers' option, may be either (i) reserve adjusted LIBOR rates (5.3% at January 31, 2007) plus a margin established quarterly of from 1.5% to 2.5% dependent on the borrowers' funded debt to EBITDA ratio, as defined in the Present Kable Loan Agreement, or (ii) the Lender's prime rate (8.25% at January 31, 2007). The Facility B loan matures December 31, 2009 and bears annual interest at a rate of 6.4%. At January 31, 2007, the outstanding balance under Facility A was $26,900,000 with an interest rate of 7.30%.

The Present Kable Loan Agreement requires the borrowers to maintain certain financial ratios and contains customary covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company unless certain conditions are satisfied, and that limit the annual amount of indebtedness the borrowers may incur for capital expenditures and other purposes.

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

Cash Flows From Operating Activities
------------------------------------

Real estate inventory was $40,148,000 at January 31, 2007 compared to $47,533,000 at April 30, 2006. Inventory in the Company's core real estate market of Rio Rancho was $33,408,000 at January 31, 2007 and $40,981,000 at April 30, 2006. The balance of inventory consisted of properties in Colorado.

Real estate receivables increased from $14,592,000 at April 30, 2006 to $22,480,000 at January 31, 2007 resulting from the net effect of mortgage notes received by AMREP Southwest in connection with real estate sales that closed during the first nine months of 2007 offset in part by payments received on mortgage notes held by AMREP Southwest. Receivables from Media Services operations increased from $37,140,000 at April 30, 2006 to $53,353,000 at January 31, 2007, primarily due to (i) the timing of quarter-end billings and cash collections and (ii) the addition of Palm Coast.

Accounts payable and accrued expenses increased from $39,382,000 at April 30, 2006 to $73,946,000 at January 31, 2007, primarily as a result of an increase in the amounts due publishers under the distribution arrangement referred to above with a new publisher customer of the Newsstand Distribution Services business that commenced in April 2006 and, to a lesser extent, the addition of Palm Coast. Under this new distribution arrangement, the publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted ($33,103,000 was netted at January 31, 2007 and $20,368,000 at April 30, 2006) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Deferred revenue relates to consideration received on certain real estate land sales which are accounted for under the percentage of completion method and which will be recognized as revenue as the Company completes land development work for which it remains obligated.

Cash Flows From Investing Activities
------------------------------------

On January 16, 2007, the Company, through a newly-created subsidiary of Kable, acquired Palm Coast. The merger consideration totaled approximately $92,000,000 plus an additional amount for working capital and certain other adjustments estimated at $3,700,000. The acquisition was financed with existing cash and borrowings.

Capital expenditures amounted to $3,910,000 and $3,765,000 in the first nine months of 2007 and 2006 and were primarily for the acquisition of real estate investment property and computer hardware and software development expenditures related to Kable's Fulfillment Services business. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and it is subject to certain other commitments and contingencies. The table below summarizes significant contractual cash obligations as of January 31, 2007 for the items indicated (in thousands):

            Contractual                     Less than       1 - 3        3 - 5       More than
            Obligations          Total        1 year        years        years        5 years
            -----------       ------------ ------------- ------------ ------------ --------------
       Notes payable           $  46,317    $  4,438      $  14,979    $  26,900     $      -
       Operating leases           26,422       5,743          7,762        5,327        7,590
                              ------------ ------------- ------------ ------------ --------------
       Total                   $  72,739    $ 10,181      $  22,741    $  32,227     $  7,590
                              ============ ============= ============ ============ ==============

Refer to Notes 9, 14 and 15 to the consolidated financial statements included in the 2006 Form 10-K for additional information on long-term debt and commitments and contingencies.

Statement of Forward-Looking Information
----------------------------------------

Certain information included herein and in other Company statements, reports and filings with the Securities and Exchange Commission is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to
Item 7 of the 2006 Form 10-K for a discussion of the assumptions and factors on which these statements are based. Any changes in the actual outcome of these assumptions and factors could produce significantly different results; accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. AMREP Corporation disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

The Company has several credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At January 31, 2007, $42,301,000 of consolidated borrowings was subject to variable interest rates.

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


                           PART II. OTHER INFORMATION

Item 1A.    Risk Factors
--------    ------------


     As described below, a recent acquisition by the Company may involve a further risk to its business.

IF THE RECENTLY ACQUIRED PALM COAST DATA BUSINESS IS NOT EFFICIENTLY INTEGRATED WITH KABLE'S EXISTING FULFILLMENT BUSINESS, THE COMPANY MAY NOT REALIZE THE EXPECTED BENEFITS OF THE ACQUISITION; AND THE RESOURCES AND ATTENTION REQUIRED FOR SUCCESSFUL INTEGRATION MAY INTERRUPT THE BUSINESS ACTIVITIES OF PALM COAST DATA AND THE COMPANY'S EXISTING BUSINESS.

     On January 16, 2007, the Company, through Kable, acquired Palm Coast Data Holdco, Inc., which, through its subsidiary is a leading United States provider of fulfillment services to the magazine publishing industry. There is a significant degree of difficulty and management involved in the process of integrating Palm Coast Data's business with the Company's existing media services business, while maintaining the ongoing operations of each business, coordinating geographically separate organizations and developing new customers and products. Successful integration will also depend, in part, on retaining key officers and other personnel in each of the business units. The integration process will require significant expansion of the Company's operational and financial systems, which will increase the operating complexity of the Company's information technology systems. Implementation of controls, systems and procedures may be costly and time-consuming and may not be effective.

Item 6.     Exhibits
-------     --------

Exhibit No.                                  Description
-----------                                  -----------
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

Date:  March 19, 2007           AMREP CORPORATION
                                    (Registrant)

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