Form 10-K
period 2007-04-30
AMREP CORP.
filed 2007-07-16
CIK 6207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ x ] Annual  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 For the fiscal year ended April 30, 2007
                                       OR

[   ] Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934 For the transition period from          to
                                                          --------    ---------

                          Commission File Number 1-4702
                                                -------

                                AMREP CORPORATION
                                -----------------
             (Exact name of registrant as specified in its Charter)

             Oklahoma                                    59-0936128
             --------                                    ----------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

   300 Alexander Park, Suite 204
       Princeton, New Jersey                               08540
       ---------------------                               -----
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
    Large accelerated filer     Accelerated filer  X   Non-accelerated filer
                            ---                   ---                        ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act).
               Yes                           No   X
                    -----                       -----

As of October 31, 2006, which was the last business day of the Registrant's most recently  completed  second fiscal  quarter,  the aggregate  market value of the
Common Stock held by  non-affiliates  of the Registrant was  $124,198,219.  Such aggregate  market  value was  computed by reference to the closing sale price of the  Registrant's  Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this  calculation  only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them.  In making such  calculation,  the  Registrant  is not making a determination of the affiliate or non-affiliate  status of any holders of shares of Common Stock.

As of July 13, 2007,  there were  6,653,612  shares of the  Registrant's  Common
Stock outstanding.

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

                                     PART I
                                     ------

Item 1.          Business
-------          --------

                                     GENERAL

The Company* was organized in 1961 and, through its  subsidiaries,  is primarily engaged in three business  segments:  the Real Estate business operated by AMREP
Southwest Inc. and its subsidiaries (collectively,  "AMREP Southwest"),  and the
Fulfillment Services and Newsstand  Distribution Services businesses operated by
Kable Media Services,  Inc. and its subsidiaries  (collectively,  "Kable"). Data concerning  industry  segments  is set  forth  in  Note 17 of the  notes  to the consolidated  financial  statements.  The Company's foreign sales and activities are not significant.

Recent Developments

On January 16, 2007, the Company,  through a newly created subsidiary  ("Newco")
of Kable Media Services,  Inc., completed the acquisition (the "Acquisition") of
100% of the stock of Palm Coast Data Holdco, Inc. ("Holdco"), which, through its subsidiary,  Palm Coast Data LLC ("Palm Coast Data";  Holdco and Palm Coast Data
are  referred to herein  collectively  as "Palm  Coast") is a major  provider of fulfillment  services for magazine  publishers and others.  The  Acquisition was completed  pursuant to the terms of an Agreement  and Plan of Merger dated as of
November 7, 2006 that  provided  for the  Acquisition  to occur by the merger of
Newco with and into Holdco, with Holdco surviving the merger. As a result of the merger,  Palm Coast Data is now an  indirect  wholly-owned  subsidiary  of Kable
Media Services,  Inc. The merger  consideration  was financed with existing cash and  borrowings  and  totaled  approximately  $95,600,000.  As a result  of this transaction,  the  Company has  solidified  its  position as the second  largest provider of  subscription  fulfillment  services to magazine  publishers  in the
United States.

On April 3, 2007, the Company filed a Form S-3  Registration  Statement with the
Securities  and  Exchange  Commission  so that from time to time it may publicly offer and sell,  together or separately,  (i) shares of common stock,  (ii) debt securities,  (iii) warrants  to purchase  common  stock or debt  securities  and
(iv) units consisting of two or more classes of the securities  registered,  for an aggregate public offering price not to exceed $150,000,000.  The Registration
Statement also registers the resale of 450,000 shares of common stock owned by a shareholder. The Registration Statement became effective April 27, 2007.

                             REAL ESTATE OPERATIONS

The Company  conducts its Real Estate  business  through AMREP  Southwest,  with these  activities  occurring  primarily  in the City of Rio Rancho  and  certain adjoining areas of Sandoval County,  New Mexico.  References below to Rio Rancho include the City and such adjoining  areas. As of July 1, 2007,  AMREP Southwest employed 15 persons,  none of whom were represented by labor unions. The Company considers its relations with these employees to be good.

Land Development Properties - Rio Rancho

Rio  Rancho  consists  of  91,049  contiguous  acres  in  Sandoval  County  near
Albuquerque,  of  which  approximately  73,725  acres  have  been  platted  into approximately  114,500 home site and commercial lots, 16,450 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land.
At April 30, 2007, approximately 90,200 of these residential and commercial lots had been sold net of lot repurchases.  The Company currently owns  approximately
17,550 acres in Rio Rancho, of which approximately 4,600 acres are in contiguous
blocks  which  are  being  developed  or  are  suitable  for  development,   and
approximately  1,900 acres are in areas with a high  concentration of ownership, where the  Company  owns more  than 50% of the lots in the  area,  suitable  for special  assessment  districts  or city  redevelopment  areas that may allow for future  development  under the auspices of local  government.  The balance is in scattered  lots,  where the Company  owns less than 50% of the lots in the area, that may require the purchase of a sufficient number of adjoining lots to create tracts  suitable  for  development  or that  the  Company  may  attempt  to sell individually or in small groups.

--------------------
*As used herein,  "Company" includes the Registrant and its subsidiaries  unless the context requires or indicates otherwise.

Development  activities  conducted  or  arranged  by  the  Company  include  the obtaining of necessary governmental approvals ("entitlements"),  installation of utilities and necessary storm drains, and building or improving of roads. At Rio
Rancho, the Company is developing both residential lots and sites for commercial and industrial use as the demand warrants, and also is securing entitlements for large development  tracts for sale to homebuilders.  The engineering work at Rio
Rancho is performed by both Company employees and outside firms, but development work is performed by outside  contractors.  Company personnel market land at Rio
Rancho,  both  directly and through  brokers.  The Company  competes  with other owners of land in the Albuquerque area who offer for sale developed  residential lots and sites for commercial and industrial use.

The City of Rio Rancho is the third largest city in New Mexico with a population of  approximately  76,000.  It was named as the 56th best place to live by Money magazine in 2006 for those cities in the United  States with greater than 50,000 residents.  The  city's  population  growth  rate for the period  2000-2005  was slightly  over  28%,  with  a  June  2007  unemployment  rate  of  3.5%.  It has significant  construction  projects ongoing or announced,  including:  (i) a new central  business  district with a 6,500 seat events center and a new city hall,
(ii) a planned second high school,  (iii) the planned  opening of the University of New Mexico West Campus,  (iv) a 53 acre major motion picture studio and (v) a new hospital. Major employers currently include Intel Corporation, US Cotton and the customer care call centers of Bank of America, JC Penney,  Victoria's Secret and Sprint PCS.

Since early 1977,  the Company has sold no individual  lots without homes at Rio
Rancho to consumers.  A substantial number of lots without homes were sold prior to 1977,  and most of these  remain in areas where  utilities  have not yet been installed.  However, under certain of the lot sale contracts,  if utilities have not reached a lot when the  purchaser  is ready to build a home,  the Company is obligated  to exchange a lot in an area then  serviced by water,  telephone  and electric utilities for the lot of the purchaser,  without cost to the purchaser.
The Company has not incurred significant costs related to such exchanges.

In Rio  Rancho,  the  Company  sells  both  developed  and  undeveloped  lots to national,  regional and local  homebuilders,  commercial and industrial property developers and others.  In the last three fiscal years, land sales in Rio Rancho have been as follows:

                      Acres                                     Revenues
                       Sold              Revenues               Per Acre
                   -------------     -----------------     ------------------
     2007:
      Developed         194            $  55,135,000           $   284,200
      Undeveloped       857               40,690,000                47,500
                   -------------     -----------------     ------------------
        Total         1,051            $  95,825,000           $    91,200
                   -------------     -----------------     ------------------

     2006:
      Developed         169            $  38,296,000           $   226,600
      Undeveloped       746               19,514,000                26,200
                   -------------     -----------------     ------------------
        Total           915            $  57,810,000           $    63,200
                   -------------     -----------------     ------------------

     2005:
      Developed         114            $  22,177,000           $   194,500
      Undeveloped       790               12,064,000                15,300
                    -------------     -----------------     ------------------
        Total           904            $  34,241,000           $    37,900
                   -------------     -----------------      ------------------

Other Real Estate Properties

The Company has various investment properties, principally consisting of vacant, undeveloped  land in Rio Rancho not held for  development  or sale in the normal course of business and a 29,000 square foot  commercial  rental property it owns in Rio Rancho  that is  presently  leased.  The  Company  may acquire or develop additional investment properties in the future.

The  Company  also  owns  two  tracts  of land in  Colorado,  consisting  of one residential  property of approximately  160 acres planned for  approximately 350 homes  that is being  offered  for  sale  subject  to  obtaining  all  necessary entitlements,  and one property of  approximately  10 acres zoned for commercial use, which is also being offered for sale.

       FULFILLMENT SERVICES AND MAGAZINE DISTRIBUTION SERVICES OPERATIONS

Through Kable,  the Company (i) performs  fulfillment  and related  services for publishers and other customers and (ii) distributes  periodicals  nationally and in Canada and, to a small  degree,  in other  foreign  countries.  As of July 1,
2007, Kable employed  approximately  2,100 persons,  of whom approximately 1,950 were involved in fulfillment activities and 150 in distribution activities.

Fulfillment Services

Kable's  Fulfillment  Services  business  performs a number of  fulfillment  and fulfillment-related  activities,  principally magazine subscription  fulfillment services,  list services and product fulfillment services,  and it accounted for
86% of Kable's total revenues in 2007.

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
Kable performs all of these services for many clients,  but some clients utilize only certain of them.  Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications,  Kable also performs  services  for a number of trade  (business)  publications,  membership organizations  and government  agencies that utilize the broad  capabilities  of
Kable's extensive database systems.

Kable's  lettershop  and graphics  departments  prepare and mail  statements and renewal forms for its  publisher  clients to use in their  subscriber  mailings.
List services  clients are also primarily  publishers  for whom Kable  maintains client  customer lists,  selects names for clients who rent their lists,  merges rented  lists with a client's  lists to eliminate  duplication  for the client's promotional mailings,  and sorts and sequences mailing labels to provide optimum postal discounts.  Kable also provides membership services to both publisher and non-publisher clients including donation processing and membership  fulfillment, in addition to more standard magazine fulfillment services that are also used by membership  clients.  Product  fulfillment  services  are  provided  for Kable's publisher clients and other direct  marketers.  In this activity Kable receives, warehouses, processes and ships merchandise.

Kable performs  fulfillment  services for approximately 1,050 different magazine titles for approximately 300 clients and maintains  databases of over 72 million active subscribers for its client publishers. In a typical month, Kable produces approximately  87 million  mailing  labels for its  client  publishers  and also processes over 27 million pieces of outgoing mail for these clients.

There are a number of companies that perform fulfillment services for publishers and with which  Kable  competes,  including  one that is much larger than Kable.
Since  publishers  often  utilize  only  a  single  fulfillment  company  for  a particular  publication,  there is  intense  competition  to obtain  fulfillment contracts  with  publishers.  Competition  for  non-publisher  clients  is  also intense.  Kable has a sales staff whose  primary task is to solicit  fulfillment business.

Newsstand Distribution Services

In its Newsstand  Distribution  Services operation,  Kable distributes magazines for  approximately  250 publishers.  Among the titles are many special  interest magazines,  including various puzzle, automotive,  men's sophisticates,  comics, romance and sports. In a typical month,  Kable distributes to wholesalers almost
59 million  copies of various  titles.  Kable  coordinates  the  movement of the publications  from  its  publisher  clients  to  approximately  100  independent wholesalers.  The  wholesalers  in turn sell the  publications  to major  retail chains and independent  retail outlets.  All parties  generally have full return rights for unsold copies. The newsstand  distribution business accounted for 14%
of Kable's revenues in 2007.

While Kable may not handle all publications of an individual  publisher  client, it usually is the exclusive  distributor  into the consumer  marketplace for the publications it distributes.  Kable has a distribution sales and marketing force that works with  wholesalers and retailers to promote  magazine sales and assist in determining the appropriate number of copies of an individual  magazine to be delivered to each  wholesaler  and  ultimately  each  retailer  serviced by that wholesaler.  Kable  generally  does not  physically  handle any  product.  Kable generates and delivers to each publisher's  printer shipping  instructions  with the  addresses  of the  wholesalers  and the  number of copies of  product to be shipped to each. All magazines  have a defined "off sale" date  following  which the retailers  return unsold copies to the  wholesalers,  who destroy them after accounting for returned merchandise in a manner satisfactory to and auditable by
Kable.

Kable generally  makes  substantial  cash advances to publishers  against future sales that  publishers  may use to help pay for printing,  paper and  production costs  prior  to the  product  going  on  sale.  Kable  is  usually  not paid by wholesalers  for product until some time after the product has gone on sale, and is  therefore  exposed  to  potential  credit  risks  with both  publishers  and wholesalers.  Kable's  ability to limit its credit risk is  dependent in part on its  skill in  estimating  the  number  of  copies  of an issue  that  should be distributed  and  which  will be  sold,  and on  limiting  its  advances  to the publisher accordingly.

Kable competes primarily with three other national  distributors.  Each of these competitors is owned by or affiliated with a magazine publishing  company.  Such companies publish a substantial portion of all magazines published in the United
States,  and  the  competition  for the  distribution  rights  to the  remaining publications is intense.  In addition,  there has been a major consolidation and reduction  in the  number of  wholesalers  to whom Kable  distributes  magazines arising from changes within the magazine  distribution industry in recent years.
As a result,  three of these wholesalers  accounted for approximately 66% of the fiscal 2007 gross billings of the Newsstand  Distribution  Services  operations, which is common for the industry,  and approximately 43% of Kable's consolidated accounts receivable were due from these wholesalers at April 30, 2007.

Item 1A.          Risk Factors
-------           ------------

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

Real Estate Operations
----------------------

The Company's real estate assets are concentrated in one market, Rio Rancho, New
Mexico,  meaning the Company's  results of  operations  and future growth may be limited or affected by economic changes in that market.

Substantially all of the Company's real estate assets are located in Rio Rancho, which is adjacent to  Albuquerque,  New Mexico.  As a result of this  geographic concentration,  the Company could be affected by changes in economic  conditions in this region from time to time,  including economic  contraction due to, among other  things,  the failure or downturn of key  industries  and  employers.  The
Company's results of operations, future growth or both may be adversely affected if the demand for  residential  or  commercial  real estate  declines in the Rio
Rancho area as a result of changes in economic conditions.

A downturn in the  business of Rio Rancho's  largest  employer  could  adversely affect the Company's real estate development business there.

Intel Corporation,  the largest employer in Rio Rancho with approximately  4,700
full-time   employees  at  April 30,   2007,   operates  a  large  semiconductor
manufacturing facility there and has announced its plan to retool this facility.
On May 3, 2007,  Intel  Corporation  announced  a  workforce  reduction  at that facility starting in August 2007 of at least 1,000 jobs. If Intel  Corporation's presence in Rio Rancho were to continue to diminish  for any reason,  such as in response  to a downturn in its  semiconductor  manufacturing  business,  the Rio
Rancho  real estate  market and  consequently  the  Company's  land  development business located there could be adversely affected.

As Rio Rancho's  population  continues to grow, the Company's  land  development activities in that market may be subject to greater  limitations  than they have been historically.

When the  Company  acquired  its core real estate  inventory  in Rio Rancho over
40 years ago, the area was not developed and had a low  population.  As of April
30,  2007,  Rio  Rancho  was the  third  largest  city in New  Mexico  and had a population of  approximately  76,000.  As Rio Rancho's  population  continues to grow, the Company may be unable to engage in development  activities  comparable to those the Company has engaged in  historically.  Local community or political groups may oppose the Company's  development  plans or require  modification  of those  plans,  which could cause  delays or increase  the cost of the  Company's development  projects.  In addition,  zoning density limitations,  "slow growth"
provisions or other land use  regulations  implemented  by state,  city or local governments could further restrict the Company's development activities or those of its homebuilder customers, or could adversely affect financial returns from a given project, which could adversely affect the Company's results of operations.

The Company's real estate assets are diminishing  over time,  meaning  long-term growth in the real estate  business will require the  acquisition  of additional real estate assets, possibly by expanding into new markets.

Substantially  all of the Company's real estate  revenues are derived from sales of the Company's core  inventory in Rio Rancho.  This property was acquired more than 40 years  ago, and each time the Company  develops and sells real estate to customers in Rio Rancho, the Company's real estate assets diminish.  As of April
30, 2007, the Company owned  approximately  17,550 acres in Rio Rancho out of an original  purchase of  approximately  91,000 acres.  The  continuity  and future growth of the  Company's  real estate  business  will  require  that the Company acquire  new  properties  in or near Rio  Rancho or expand to other  markets  to provide  sufficient assets to maintain the Company's current level of operations and revenues. While the Company holds two properties in Colorado, it has not for many years made any  significant  attempt to identify a development  opportunity similar to the one the Company has undertaken in Rio Rancho, and there can be no assurance  that the Company  will be able to  identify  such an  opportunity  in another market. If the Company does not acquire new real estate assets, its real estate  holdings  will  continue to diminish,  which will  adversely  affect the
Company's ability to continue its real estate operations at their current level.

The Company's  remaining Rio Rancho real estate is not all in contiguous blocks, which  may  adversely  affect  the  Company's  ability  to sell  lots at  levels comparable with the recent past.

Of the  17,550  acres  in Rio  Rancho  the  Company  owned  at  April 30,  2007, approximately  4,600 acres were in contiguous blocks that are being developed or are suitable for development, and approximately 1,900 acres were in areas with a high  concentration  of  ownership,  where the Company owns more than 50% of the
lots  in  the  area,   suitable  for  special   assessment   districts  or  city
redevelopment  areas that may allow for future development under the auspices of local government.  The balance is in scattered lots, where the Company owns less than 50% of the lots in the area,  that may require the purchase of a sufficient number of adjoining lots to create tracts  suitable for  development or that the
Company may attempt to sell  individually  or in small groups.  As the Company's land  sales  continue  and the  amount of the  Company's  contiguous  and highly concentrated lots diminishes, the Company's ability to continue to sell lots and generate  land sale  revenues at the levels of the recent past may be  adversely affected,  which  would  have an  adverse  effect on the  Company's  results  of operations.

The Company may not be able to acquire properties or develop them successfully.

If the Company is able to identify a development  opportunity similar to the one it has  undertaken  in Rio  Rancho,  the  success of the  Company's  real estate segment will still  depend in large part upon its ability to acquire  additional properties  on  satisfactory  terms and to  develop  them  successfully.  If the
Company  is  unable to do so,  its  results  of  operations  could be  adversely affected.

The  acquisition,  ownership and  development  of real estate is subject to many risks that may adversely affect the Company's  results of operations,  including the risks that:

 -   the  Company  may not be able to  acquire a  desired  property  because  of competition  from other real estate investors with greater capital than the
     Company has;

 -   the Company may not be able to obtain financing on acceptable  terms, or at all;

 -   an  adverse  change  in  market  conditions  during  the  interval  between acquisition  and sale of a property  may result in a lower than  originally anticipated profit;

 -   the Company may underestimate the cost of development  required to bring an acquired  property  up to  standards  established  for the market  position intended for that property;

 -   acquired  properties  may be located in new  markets  where the Company may face risks  associated with a lack of market  knowledge or understanding of the  local  economy,  lack  of  business  relationships  in  the  area  and unfamiliarity with local governmental and permitting procedures; and

 -   the  Company  may be  unable  to  quickly  and  efficiently  integrate  new acquisitions,  particularly acquisitions of portfolios of properties,  into its  existing  operations,  and this could  have an  adverse  effect on its results of operations.

The Company's real estate development  activities have been primarily limited to a single market, and it may face  substantially more experienced  competition in acquiring and developing real estate in new markets.

Since the Company's real estate acquisition and development activities have been primarily limited to the Rio Rancho market,  the Company does not have extensive experience in acquiring  real estate in other markets or engaging in development activities  in  multiple  markets  simultaneously.  Should the  Company  seek to acquire additional real estate in new markets,  competition from other potential purchasers of real estate could adversely affect the Company's operations.  Many of these entities may have substantially greater experience than the Company has in  identifying,  acquiring and developing  real estate  opportunities  in other markets and in managing  real estate  developments  in multiple  markets.  These entities may also have greater financial  resources than the Company has and may be able to pay more than the Company can or accept more risk than the Company is willing  to accept to  acquire  real  estate.  These  entities  also may be less sensitive to risks with respect to the costs or the geographic  concentration of their  investments.  This competition may prevent the Company from acquiring the real estate assets the Company  seeks,  or increase the cost of properties  that the Company  does  acquire.  Competition  may also reduce the number of suitable investment opportunities available to the Company or may increase the bargaining power of property owners seeking to sell.

The Company will likely compete for real estate investment  opportunities  with, among others, insurance companies,  pension and investment funds,  partnerships, real estate or housing developers,  investment companies, real estate investment trusts (REITs), and owner/occupants.

Properties  that the Company  acquires  may have defects that are unknown to the
Company.

Although the Company generally performs due diligence on prospective  properties before they are acquired, and on a periodic basis after acquisition,  any of the properties  the Company may acquire  may have  characteristics  or  deficiencies unknown to the  Company  that could  adversely  affect the  property's  value or revenue  potential or, in the case of  environmental  or other  factors,  impose liability on the Company, which could be significant.

The Company is subject to substantial  legal,  regulatory and other requirements regarding the development of land and requires government  approvals,  which may be  denied,  and  thus the  Company  may  encounter  difficulties  in  obtaining entitlements  on a timely  basis,  which could limit its ability to sell land at levels comparable with the recent past.

There  are  many  legal,   regulatory  and  other  requirements   regarding  the
development  of  land,  which  may  delay  the  start  of  planned   development
activities,  increase the Company's  expenses or limit the Company's  customers'
development activities. Development activities performed in connection with real estate sales  include  obtaining  necessary  governmental  approvals,  acquiring access to water  supplies,  installing  utilities and necessary storm drains and building  or  improving  roads.  Numerous  local,  state and  federal  statutes, ordinances  and  rules  and  regulations,  including  those  concerning  zoning,
resource   protection  and  environmental  laws,  regulate  these  tasks.  These regulations often provide broad discretion to the governmental  authorities that regulate  these  matters  and  from  whom  the  Company  must  obtain  necessary approvals.  The  approval  process  can be lengthy and delays can  increase  the
Company's costs, as well as the costs for the primary customers of the Company's real estate business (residential and commercial developers).  Failure to obtain necessary  approvals  could  significantly  adversely  affect the Company's real estate development activities and its results of operations.

Increases in taxes or  governmental  fees would  increase the  Company's  costs.
Also,  adverse  changes in tax laws could  reduce  customer  demand for land for commercial and residential development.

Increases in real estate taxes and other local  governmental  fees, such as fees imposed on developers to fund schools,  open space and road  improvements  or to provide low and moderate income housing,  would increase the Company's costs and have an adverse effect on the Company's  operations.  In addition,  increases in local real  estate  taxes or  changes  in income  tax laws that would  reduce or eliminate tax  deductions or incentives  could  adversely  affect  homebuilders'
potential  customer demand and could  adversely  affect future land sales by the
Company to those homebuilders.

Unless the City of Rio Rancho supplements its current water supply,  development of the Company's remaining Rio Rancho land may be adversely affected.

All of the  Company's  future Rio Rancho land  development  will  require  water service from the City of Rio Rancho or from another  source.  While the city has not denied any development in the past due to a shortage of water supply, it has recently  expressed concerns that its current water supply cannot support growth indefinitely.  Although  the  city is  currently  pursuing  various  methods  to supplement its water supply, if it is unsuccessful, development of the Company's remaining Rio Rancho land could be adversely affected.

The Company may be subject to environmental liability.

Various  laws and  regulations  impose  liability  on real  property  owners and operators for the costs of investigating, cleaning up and removing contamination caused by hazardous or toxic  substances at the property.  In the Company's role as a property  owner or  developer,  the  Company  could be held liable for such costs.  This  liability  may be imposed  without  regard to the  legality of the original  actions  and without  regard to whether  the  Company  knew of, or was responsible  for, the  presence of the  hazardous  or toxic  substances.  If the
Company  fails to disclose  environmental  issues,  it could also be liable to a buyer or lessee of the property.  In addition,  some environmental laws create a lien on the  contaminated  site in favor of the government for damages and costs incurred in connection  with the  contamination.  If the Company incurs any such liability  that is  material,  its  results  of  operations  would be  adversely affected.

Real estate is a cyclical  industry,  and the  Company's  results of  operations could be adversely affected during cyclical downturns in the industry.

During  periods  of  economic  expansion,  the real  estate  industry  typically benefits from an increased  demand for  developable  land.  In contrast,  during periods of economic contraction, the real estate industry is typically adversely affected by a decline in demand. For example,  beginning in early 2007 increased defaults under sub-prime  mortgages led to significant  losses for the companies offering such mortgages and contributed to a downturn in the residential housing market. Further, real estate development projects typically begin, and financial and other resources are committed,  long before the real estate project comes to market,  which could be during a time when the real estate  market is depressed.
There can be no  assurance  that an increase in demand or an economic  expansion will be sustained in the Rio Rancho market, where the Company's core real estate business  is based  and  operates,  or in any other new  market  into  which the
Company expands its real estate  operations.  Any of the following  (among other factors,  including  those  mentioned  elsewhere in this  report)  could cause a general  decline in the demand for  residential or commercial real estate which, in turn, could contribute to a cyclical downturn in the real estate  development industry  that  could  have  an  adverse  effect  on the  Company's  results  of operations:

 -   changes in government regulation;

 -   periods of general economic slowdown or recession;

 -   rising  interest  rates  and a  decline  in  the  general  availability  or affordability of mortgage financing;

 -   adverse changes in local or regional economic conditions;

 -   shifts in population away from the markets that the Company serves;

 -   tax law changes,  including  potential  limits on, or  elimination  of, the deductibility of certain mortgage interest expense, real property taxes and employee relocation expenses; and

 -   acts of God, including hurricanes, earthquakes and other natural disasters.

Changing  market  conditions may adversely  affect  companies in the real estate industry who rely upon credit in order to finance  their  purchases of land from the Company.

Changes in interest rates and other economic factors can dramatically affect the availability of capital for the Company's developer  customers.  Residential and commercial  developers to whom the Company  frequently sells land typically rely
upon  third  party  financing  to  provide  the  capital   necessary  for  their
acquisition of land.  Changes in economic and other external  market  conditions may result in a developer's inability to obtain suitable financing,  which could adversely  impact the  Company's  ability to sell land,  or force the Company to sell  land at  lower  prices,  which  would  adversely  affect  its  results  of operations.

Changes  in  general  economic,   real  estate  development  or  other  business
conditions  could  adversely  affect the  Company's  business and its  financial results.

A significant  percentage of the Company's real estate revenues are derived from customers  in the  residential  homebuilding  business,  which  is  particularly sensitive  to changes in economic  conditions  and factors  such as the level of employment,  consumer  confidence,  consumer  income,  availability  of mortgage financing and interest rates.  Adverse changes in any of these  conditions could decrease  demand for homes  generally and therefore  affect the pricing of homes and in turn the price of land sold to developers,  which could adversely  affect the Company's results of operations.

A number of contracts  for  individual  Rio Rancho home site sales made prior to
1977  require  the Company to exchange  land in areas  where  utilities  are not installed for land in an area that is serviced by utilities.

In connection  with certain  individual Rio Rancho home site sales made prior to
1977, if water,  electric and telephone  utilities have not reached the lot site when a purchaser is ready to build a home,  the Company is obligated to exchange a lot in an area then serviced by such  utilities for the lot of the  purchaser, without cost to the purchaser.  Although this has not been the case in the past, if the Company were to experience a large number of requests for such  exchanges in the future, the Company's results of operations could be adversely impacted.

If  subcontractors  are not available to assist in completing the Company's land development projects,  the Company may not be able to complete those projects on a timely basis.

The  development of land on a timely basis is critical to the Company's  ability to complete  development  projects in accordance with the Company's  contractual obligations.  The  availability  of  subcontractors  in the markets in which the
Company  operates  can be  affected  by factors  beyond the  Company's  control, including the general demand for these  subcontractors by other  developers.  If subcontractors  are not available when the Company requires their services,  the
Company may experience delays or be forced to seek alternative suppliers,  which may increase costs or adversely  affect the Company's  ability to sell land on a timely basis.

Land investments are generally illiquid, and the Company may not be able to sell the Company's  properties when it is  economically or otherwise  important to do
so.

Land investments  generally cannot be sold quickly, and the Company's ability to sell  properties  may be affected by market  conditions.  The Company may not be able to  diversify  or vary  its  portfolio  promptly  in  accordance  with  its strategies or in response to economic or other conditions. The Company's ability to pay down debt, reduce interest costs and acquire properties is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the deadlines the Company has established for each property.

Risks Related to the Company's Media Service Operations
-------------------------------------------------------

The Company's media services  operations could face increased costs and business disruption from instability in the newsstand distribution channel.

The Company extends credit to various newsstand distribution services customers,

whose credit  worthiness  and  financial  position may be affected by changes in
economic  or  other  external   conditions.   Financial   instruments  that  may
potentially subject the Company to a significant concentration of risk primarily
consist  of  trade  accounts   receivable  from   wholesalers  in  the  magazine
distribution industry. Due to industry consolidation, four wholesalers represent approximately  75% of the  wholesale  magazine  distribution  business,  and the insolvency of any of them could have a material  adverse impact on the Company's results  of  operations  and  financial  condition.  In  addition,  due  to  the significant  concentration,  should  there  be a  disruption  in  the  wholesale channel,  it could impede the Company's  ability to distribute  magazines to the retail marketplace.

Almost all of the  Company's  revenues in the Company's  newsstand  distribution services  business are derived from sales made on a fully returnable  basis, and an error in estimating  expected  returns could cause a misstatement of revenues for the period affected.

As is  customary  in  the  magazine  distribution  industry,  almost  all of the
Company's revenues in its newsstand  distribution  services business segment are derived from sales made on a fully returnable basis,  meaning that customers may return unsold copies of magazines for credit.  During the Company's  fiscal year ended April 30, 2007, customers ultimately returned for credit approximately 68%
of the magazines  initially  distributed by the Company.  The Company recognizes revenues  from the  distribution  of  magazines  at the time of  delivery to the wholesalers,  less a reserve for  estimated  returns that is based on historical experience  and  recent  sales data on an  issue-by-issue  basis.  Although  the
Company has the  contractual  right to return  these  magazines  for  offsetting credits from the publishers  from whom the magazines are purchased,  an error in estimating  the  percentage of returns at the end of an accounting  period could have the effect of understating or overstating  revenues in the period affected, which  misstatement  would have to be adjusted in the subsequent period when the actual return information became known.

The  introduction and increased  popularity of alternative  technologies for the distribution  of news,  entertainment  and other  information  and the resulting shift in consumer habits and advertising  expenditures from print to other media could adversely affect the Company's media services business segments.

Revenues in the  Company's  media  services  business  segments are  principally
derived  from  services  the  Company   performs  for  traditional   publishers.
Historically, a reduction in the demand for the Company's newsstand distribution services due to lower sales of magazines at  newsstands  has often been at least partially offset by an increase in demand for the Company's fulfillment services as consumers affected by the reduction in newsstand  distribution instead sought
publications   through   subscription.   However,   the  distribution  of  news,
entertainment  and other  information  via the Internet has become  increasingly popular, and consumers increasingly rely on personal computers,  cellular phones or  other  electronic  devices  for such  information.  The  resulting  shift of advertising dollars from traditional print media to online media could adversely affect the publishing industry in general and have a negative impact on both the
Company's  fulfillment and newsstand  distribution  segments due to the shift in consumer  demand away from print media and toward digital  downloading and other delivery methods.

The Company's  publisher  customers  face  increased  costs for paper and postal rates. This could have a negative affect on their operating income,  and this in turn could negatively affect the Company's media services operations.

The Company's publisher customers' principal raw material is paper. Paper prices have  fluctuated  over the past several  years,  and  significant  unanticipated increases  in  paper  prices  could  adversely  affect  a  publisher  customer's operating income.  Postage for magazine  distribution and direct solicitation is another  significant  operating  expense of the Company's  publisher  customers, which  primarily use the U.S. Postal Service to distribute  their products.  The
U.S. Postal Service implemented a postal rate increase of 5.1% effective May 14,
2007,  and a further rate increase for magazines  effective  July 15,  2007. Any significant  increases  in paper costs or postal rates that  publishers  are not able to offset could have a negative affect on their operating income,  and this in turn could negatively affect the Company's media services operations.

Competitive  pressures  may result in a decrease in the  Company's  revenues and profitability.

The  fulfillment  and  newsstand  distribution  services  businesses  are highly competitive, and some of the Company's competitors have financial resources that
are  substantially   greater  than  the  Company's.   The  Company   experiences

significant price  competition in the markets in which it competes.  Competition in the Company's media services  businesses may come not only from other service providers,  but also from the  Company's  customers,  who may  choose to develop their own internal  fulfillment or  distribution  operations,  thereby  reducing demand  for the  Company's  services.  Competitive  pressures  could  cause  the
Company's  media  services   businesses  to  lose  market  share  or  result  in
significant  price  erosion that could have an adverse  effect on the  Company's results of operations.

The  Company's  operating  results  depend  in  part  on  successful   research,
development  and  marketing  of new or  improved  services  and data  processing capabilities  and  could  suffer  if the  Company  is not  able to  continue  to successfully implement new technologies.

The Company  operates in highly  competitive  markets  that are subject to rapid change, and must therefore continue to invest in developing  technologies and to improve  various  existing  systems  in order to remain  competitive.  There are substantial  uncertainties  associated with the Company's efforts to develop new technologies and services for the magazine  fulfillment and distribution markets the Company serves. The Company makes significant investments in new information processing technologies and services that may or may not prove to be profitable.
Even if these developments are profitable,  the operating margins resulting from their  application  would  not  necessarily  result in an  improvement  over the
Company's historical margins.

The Company may not be able to  successfully  introduce  new  services  and data processing capabilities on a timely and cost-effective basis.

The success of new and improved  services depends on their initial and continued
acceptance by the publishers and other customers with whom the Company  conducts business.  The Company's  media  services  businesses  are affected,  to varying degrees,  by technological  change and shifts in customer demand.  These changes result in the  transition  of services  provided and increase the  importance of
being  "first  to  market"  with  new   services  and   information   processing
innovations.  Difficulties or delays in the development, production or marketing of new services and information processing capabilities may be experienced,  and may adversely affect the Company's results of operations. These difficulties and delays could also prevent the Company from realizing a reasonable  return on the
investment   required  to  bring  new   services  and   information   processing
capabilities to market on a timely and cost effective basis.

The Company's  operations  could be disrupted if its  information  systems fail, causing increased expenses and loss of sales.

The Company's  business depends on the efficient and uninterrupted  operation of its  systems and  communications  capabilities,  including  the  maintenance  of customer databases for billing and label processing,  and the Company's magazine distribution order regulation system. If a key system were to fail or experience unscheduled  downtime  for any  reason,  even if only  for a short  period,  the
Company's  operations  and financial  results could be adversely  affected.  The
Company's  systems could be damaged or interrupted by a security  breach,  fire, flood, power loss, telecommunications failure or similar events. The Company has a formal disaster recovery plan in place, but this plan may not entirely prevent delays or other  complications  that  could  arise from an  information  systems failure.  The  Company's  business  interruption  insurance  may not  adequately compensate the Company for losses that may occur.

The Company  depends on the Internet to deliver some services,  which may expose the Company to various risks.

Many of the Company's operations and services,  including order taking on behalf of customers and communications with customers and suppliers, involve the use of the Internet.  The Company is therefore subject to factors that adversely affect
Internet usage,  including the reliability of Internet  service  providers that, from time to time, have  operational  problems and experience  service  outages.
Additionally,  as the Company  continues  to increase  the  services it provides using the Internet,  the Company is increasingly subject to risks related to the secure transmission of confidential information over public networks. Failure to prevent security  breaches of the Company's  networks or those of its customers, or a security breach  affecting the Internet in general could  adversely  affect the Company's results of operations.

The  Company  is subject  to  extensive  rules and  regulations  of credit  card associations.

The Company  processes a large number of credit card  transactions  on behalf of its  fulfillment  services  customers and is thus subject to the extensive rules and regulations of the leading credit card  associations.  The card associations modify their rules and regulations from time to time and the Company's inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to its business.  In the event that the card associations or the sponsoring banks determine that the manner in which the Company  processes  certain  card  transactions  is not in  compliance  with existing rules and regulations,  or if the card associations  adopt new rules or regulations that prohibit or restrict the manner in which the Company  processes card  transactions,  the  Company may be forced to modify the manner in which it operates,  which  may  increase  costs,  or cease  processing  certain  types of transactions  altogether,  either of which  could have a negative  impact on its business.  As an example of the card  associations  amending their  regulations,
Kable is now  required  to comply  with the  Payment  Card  Industry  (PCI) Data
Security Standard.  The Company is currently  implementing detailed plans at its fulfillment  services  locations where credit card transactions are processed in order to achieve  compliance  with the PCI Data  Security  Standard,  but if the
Company is found to be in non-compliance  with this standard,  it may be subject to substantial penalties and fines.

A  failure  to  successfully   migrate  customers  at  the  Company's   Colorado
fulfillment  services  location from an outsourced data processing  system to an internal system may burden the Company with continued additional costs.

Since  the 2003  acquisition  of the  Company's  Colorado  fulfillment  services business  from  Electronic  Data Systems  Corporation  ("EDS"),  the Company has
outsourced to an EDS-owned data processing  system a substantial  portion of the data processing  required to service the Colorado business,  but has intended to move that  activity  in-house when it had a suitable  internal  data  processing system.  The Company has been  developing an expanded  internal data  processing platform to service the Colorado business along with the Company's  pre-existing fulfillment  services  business.  Palm Coast  Data,  which was  acquired  by the
Company in January 2007,  also maintains an internal  fulfillment  services data processing  system.  The Company is currently  in the process of  migrating  its
Colorado  fulfillment  services  customers  away  from  the  EDS  system  to the
Company's internal systems. The migration process is technically complex and the
Company  is  encountering  unanticipated  problems  that have  delayed  its full implementation.  Should the Company  continue to  encounter  such  problems  and delays,  it may  continue to be burdened  with its  outsourcing  and  additional development  costs,  and it may result in a devaluation of its investment in the expanded data processing platform.

If the Company cannot efficiently  integrate the constituents of its fulfillment business,  it may not realize the expected  benefits of the  acquisition of Palm
Coast, and the resources and attention  required for successful  integration may interrupt the existing fulfillment business.

In January 2007,  the Company acquired Palm Coast, which is, like the Company, a
leading  United  States  provider  of  fulfillment   services  to  the  magazine
publishing  industry.  An important objective of the Company is to integrate the
Company's  existing  fulfillment  business  with that of Palm Coast and  thereby reduce costly duplications. There is a significant degree of difficulty involved in this process.  The  maintenance of ongoing  operations of each business while integrating  the businesses  will depend on the Company's  ability to retain key
officers  and  personnel  while  it   simultaneously   proceeds  to  expand  its
operational and financial systems.  This increase in operating  complexities may have a negative near and long-term effect on the Company's  anticipated benefits resulting from the acquisition.

Other Business Risks
--------------------

The Company may be unable to obtain financing on acceptable  terms,  which could preclude it from  continuing  operations at their current levels, or from making future acquisitions.

The  Company's  operations  depend on its  ability to obtain  financing  for the development  of land in the real estate  business  and for  working  capital and capital expenditure  requirements in the media services business,  or for making future  acquisitions.  If the Company is not able to obtain suitable  financing, its costs could increase and its revenues could  decrease,  or the Company could be precluded  from  continuing  its  operations at current levels or from making future acquisitions.  Increases in interest rates can make it more difficult and expensive to obtain the funds needed to operate the  Company's  businesses.  The applicable  interest  rates on the  revolving  bank credit  facilities  that the
Company has in place  fluctuate  based on changes in short-term  interest rates.
Increases in interest  rates would increase the Company's  interest  expense and adversely  affect the  Company's  results of  operations  or its ability to make acquisitions.

The Company may engage in future acquisitions and may encounter  difficulties in integrating  the  acquired  businesses,  and,  therefore,  may not  realize  the anticipated  benefits of the acquisitions in the time frames anticipated,  or at all.

From time to time, the Company may seek to grow through  strategic  acquisitions intended to complement or expand one or more of its business  segments,  such as the acquisition of Palm Coast in January 2007, or to enable the Company to enter a new  business.  The success of these  transactions  will depend in part on the
Company's  ability to  integrate  the  systems and  personnel  acquired in these transactions into its existing  business without  substantial  costs,  delays or other operational or financial problems.  The Company may encounter difficulties in  integrating  acquisitions  with the  Company's  operations  or in separately managing a new business.  Furthermore, the Company may not realize the degree of benefits that the Company anticipates when first entering into a transaction, or the Company may realize  benefits more slowly than it anticipates.  Any of these problems or delays could adversely affect the Company's results of operations.

The Company's  current  management  and internal  systems may not be adequate to handle the Company's growth.

To manage the Company's future growth, the Company's management must continue to improve  operational  and  financial  systems and to expand,  train,  retain and manage the Company's  employee  base. As the Company  continues to grow, it will
also  likely  need  to  recruit  and  retain  additional   qualified  management
personnel,  and its  ability  to do so will  depend  upon a number  of  factors, including  the Company's  results of  operations  and prospects and the level of competition then prevailing in the market for qualified  personnel.  At the same time,  the Company  will likely be  required to manage an  increasing  number of relationships  with  various  customers  and  other  parties.  If the  Company's management personnel, systems, procedures and controls are inadequate to support its operations,  expansion could be slowed or halted and the opportunity to gain significant  additional market share could be impaired or lost. Any inability on the part of the Company's  management to manage the Company's growth effectively may adversely affect its results of operations.

The Company's  business  could be seriously  harmed if the Company's  accounting controls and  procedures  are  circumvented  or otherwise  fail to achieve their intended purposes.

Although the Company  evaluates its internal  controls over financial  reporting and the Company's disclosure controls and procedures at the end of each quarter, any system of controls,  however well designed and operated, is based in part on certain  assumptions and can provide only reasonable,  not absolute,  assurances that the objectives of the system are met. Any failure or  circumvention  of the controls  and  procedures  or  failure  to comply  with  regulations  related to controls and  procedures  could have a material  adverse effect on the Company's results of operations.

In  addition,  there can be no assurance  that the  Company's  internal  control systems and  procedures,  or the  integration  of Palm Coast or any other future acquisitions and their respective internal control systems and procedures,  will not result in or lead to a future  material  weakness in the Company's  internal controls,  or that the Company or its independent  registered  public accounting firm will not identify a material weakness in the Company's internal controls in the future. If the Company's internal controls over financial  reporting are not considered  adequate,  the Company may  experience a loss of public  confidence, which could have an adverse  effect on the  Company's  business and the price of the Company's common stock.

Further,  deficiencies  or weaknesses that are not yet identified by the Company could emerge and the  identification  and  correction of those  deficiencies  or weaknesses could have an adverse effect on the Company's results of operations.

The  Company's  pension  plan,  which the Company  froze in 2004,  is  currently underfunded and may require additional cash contributions.

The Company's  pension plan was underfunded on a generally  accepted  accounting principles  basis by  approximately  $1.2 million at April 30, 2007. The Company froze the  pension  plan  effective  March 1, 2004 so that from that date  there would be no new participants in the plan and the existing  participants'  future
compensation  would  not  affect  their  pension  benefits.   A  key  assumption
underlying the actuarial calculations upon which the Company's accounting and reporting  obligations  for the pension plan are based is an assumed  investment rate of return of eight  percent.  If the pension plan assets do not realize the expected  rate of  return,  or if any other  assumptions  are  incorrect  or are modified,  the Company  could be required to make  contributions  to the pension plan until the plan is fully funded,  which could limit the Company's  financial flexibility.

The Company's quarterly operating results can fluctuate significantly.

The  Company  has  experienced,   and  is  likely  to  continue  to  experience,
significant fluctuations in its quarterly operating results, which may adversely affect the Company's stock price.  Future  quarterly  operating  results may not align with past trends as a result of numerous  factors,  including many factors that  result from the  unpredictability  of the nature and timing of real estate land sales, the variability in gross profit margins and competitive pressures.

Changes in the Company's income tax estimates could affect profitability.

In  preparing  the  Company's  consolidated  financial  statements,  significant management  judgment is required to estimate the  Company's  income  taxes.  The
Company's  estimates  are based on its  interpretation  of federal and state tax laws and regulations.  The Company estimates actual current tax due and assesses temporary  differences  resulting from differing  treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities,  which are included in the Company's  consolidated  balance  sheet.
Adjustments may be required by a change in assessment of the Company's  deferred tax assets and  liabilities,  changes  due to audit  adjustments  by federal and state tax  authorities,  and changes in tax laws. To the extent  adjustments are required in any given period,  the Company will include the  adjustments  in the tax  provision in its  financial  statements.  These  adjustments  could have an adverse effect on the Company's  financial  position,  cash flows and results of operations.

The price of the  Company's  common stock over the past year has been  volatile.
This  volatility  may make it difficult for  shareholders  to sell the Company's common stock, and the sale of substantial  amounts of the Company's common stock could adversely affect the price of the Company's common stock.

The market price for the Company's common stock varied between a high of $149.99 and a low of $34.55 per share in the twelve  months ended April 30,  2007.  This volatility may make it difficult for a shareholder to sell the Company's  common stock,  and the sale of substantial  amounts of the Company's common stock could adversely  affect the price of the common stock.  The  Company's  stock price is likely to continue to be volatile and subject to significant price  fluctuations in response to market and other factors,  including the other factors  discussed in "Risk Factors," and:

 -   variations in the Company's  quarterly  operating  results,  which could be significant;

 -   revisions in securities analysts' estimates;

 -   material announcements by the Company or the Company's competitors;

 -   sales of a substantial number of shares of the Company's common stock; and

 -   adverse changes in general market conditions or economic trends.

In  addition to the factors  discussed  above,  the  Company's  common  stock is relatively thinly traded,  which means that large  transactions in the Company's common  stock may be  difficult  to  conduct in a short time frame and may cause significant fluctuations in the price of the Company's common stock. The average daily  trading  volume  in the  Company's  common  stock on the New  York  Stock
Exchange  over  the  ten-day  trading  period  ending  on  April  30,  2007  was approximately  130,000 shares per day.  Further,  there have been,  from time to time, significant "short" positions in the Company's common stock, consisting of borrowed  shares sold,  or shares sold for future  delivery,  which may not have been  borrowed.  The Company does not know whether any of these short  positions are covered by "long"  positions  owned by the short sellers.  For example,  the short interest in the Company's  common stock, as reported by the New York Stock
Exchange on June 15, 2007, was 2,259,331 shares,  or approximately  30.5% of the
Company's  outstanding  shares.  Any attempt by the short  sellers to  liquidate their positions over a short period of time could cause  significant  volatility in the price of the Company's common stock.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action  litigation.  If the Company  becomes  involved in  securities  class  action  litigation  in the future,  it could result in  substantial  costs and  diversion of the  Company's management's  attention and resources and could harm the Company's  stock price, business, prospects, results of operations and financial condition. In addition,
the  broader  stock  market  has  experienced   significant   price  and  volume
fluctuations in recent years.  This volatility has affected the market prices of securities  issued by many  companies for reasons  unrelated to their  operating performance and may adversely affect the price of the Company's common stock.

The Company has a principal  shareholder whose interests may conflict with other investors.

The Company has a principal  shareholder,  Nicholas G. Karabots,  who,  together with  certain  of  his  affiliates,  currently  owns  approximately  55%  of the
Company's  outstanding  common stock.  As a result,  this principal  shareholder exercises  significant  influence over the Company's major decisions,  including through his ability to vote for the members of the Company's Board of Directors.
Because of this voting power,  the  principal  shareholder  could  influence the
Company to make  decisions that might run counter to the wishes of the Company's other investors generally. In addition, publishing companies owned or controlled by the Company's  principal  shareholder are also  significant  customers of the
Company's  distribution  business,  and, as a result,  the  shareholder may have business interests with respect to the Company that differ from or conflict with those of other holders of the Company's common stock.

Although the Company has paid  dividends in each of the last five fiscal  years, the Company has no regular dividend policy and offers no assurance of any future dividends.  Any short-term  return on an investment in the Company's  stock will depend on its market price.

On July 16,  2007,  the Board of Directors  declared a special cash  dividend of
$1.00 per common share payable on August 24, 2007 to  shareholders  of record at the close of business  on August 10,  2007.  The  Company has also paid  special dividends on its common stock following the preceding four fiscal years starting in 2003 of $0.25, $0.40, $0.55 and $0.85, with an additional special dividend of
$3.50 paid in January 2006. The Board has now approved special dividends payable on its common  stock in the past five  fiscal  years and has stated  that it may consider  special  dividends  from  time-to-time  in  the  future  in  light  of
conditions  then  existing,   including  earnings,   financial  condition,  cash
position,  and  capital  requirements  and  other  needs.  Notwithstanding  such statement and the status of such future  conditions,  no assurance is given that there  will be any  such  future  dividends  declared  or that  future  dividend declarations,  if any,  will be  commensurate  in amount or frequency  with past dividends.

The Company is currently a  "controlled  company"  within the meaning of the New
York Stock  Exchange  rules.  As a result,  the Company is exempt  from  certain corporate  governance  requirements and will not need to fully comply with those requirements  until  one year  after  the  Company  is no  longer a  "controlled company."

Because  Nicholas G. Karabots and certain of his affiliates  together  currently own more than 50% of the voting power of the Company's common stock, the Company is  considered  a  "controlled  company"  for  the  purposes  of the  rules  and regulations of the New York Stock  Exchange.  As such, the Company is permitted, and has elected,  to opt out of the New York Stock  Exchange  requirements  that would  otherwise  require its  compensation  and human  resources  committee  to consist  entirely of  independent  directors.  The Company has also opted not to have a  nominating/corporate  governance  committee  as required by the New York
Stock  Exchange  for  non-controlled  companies.  At such time,  if any,  as the
Company is no longer considered a "controlled company" for purposes of the rules and  regulations  of the New York Stock  Exchange,  those rules and  regulations provide for a twelve month  transition  period during which the Company will not need to fully comply with the  otherwise  applicable  requirements.  The Company will  not be  required  to have  entirely  independent  compensation  and  human resources and  nominating/corporate  governance  committees  until twelve months following the date on which it ceases to be a controlled  company,  although the
Company will need to phase in independent  members for each of these  committees starting  on the date  that it  ceases  to be a  controlled  company.  While the
Company remains a controlled  company and during any transition period following the Company's ceasing to be a controlled company,  shareholders may not have the same  protections  afforded to shareholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Oklahoma law and the  Company's  charter  documents  may impede or  discourage a takeover,  which could cause the market price of the  Company's  common stock to decline.

The Company is an Oklahoma  corporation,  and the  anti-takeover  provisions  of
Oklahoma  law impose  various  impediments  to the  ability of a third  party to acquire control of the Company,  even if a change in control would be beneficial to the Company's existing shareholders. The Company's by-laws generally prohibit the Company from engaging in business  combinations and other  transactions with an  "interested  shareholder"  unless the holders of at least  two-thirds of the
Company's then outstanding common stock approve the transaction.

In addition to these  by-law  restrictions,  some  provisions  of the  Company's amended  certificate of  incorporation  and by-laws may discourage  certain acts involving a  fundamental  change of the  Company.  For  example,  the  Company's amended  certificate of incorporation and its by-laws contain certain provisions that:

 -   classify the Company's Board of Directors into three classes, each of which serves for a term of three years,  with one class being  elected each year;
     and

 -   prohibit shareholders from calling a special meeting of shareholders.

Because  the  Company's  Board of  Directors  is  classified  and the  Company's certificate of incorporation and by-laws do not otherwise provide,  Section 1027 of the Oklahoma General Corporation Act permits the removal of any member of the board of  directors  only for cause.  These  provisions  could  impede a merger, takeover or other  business  combination  involving  the Company or discourage a potential  acquirer from making a tender offer for the  Company's  common stock, which,  under  certain  circumstances,  could  reduce  the  market  price of the
Company's common stock.

Item 1B. Unresolved Staff Comments
-------- -------------------------
Not applicable.

Item 2.           Properties
-------           ----------

The Company's  executive offices are located in approximately  2,000 square feet of leased  space in an office  building in  Princeton,  New Jersey.  Real Estate operations  are based in  approximately  5,400 square feet of leased space in an office  building  in Rio  Rancho,  New Mexico.  In  addition,  other real estate inventory and investment  properties are described in Item 1. Kable's  executive offices  are  based  in New York  City,  and  these  offices  together  with the production,  administration,  sales and  other  facilities  for its  Fulfillment
Services and Newsstand  Distribution  Services businesses are located in sixteen owned or leased  facilities  which,  in the  aggregate,  comprise  approximately
800,000  square feet of space in Mt.  Morris,  Illinois,  Palm  Coast,  Florida,
Marion, Ohio, Louisville,  Colorado, New York City and Cerritos, California. The
Company  believes its  facilities  are adequate for its current and  anticipated requirements.

Item 3.           Legal Proceedings
-------           -----------------

A. In May 2000, a civil action was commenced in the United States District Court for the Southern District of New York entitled United Magazine  Company,  et al.
                                               ---------------------------------
v. Murdoch Magazines Distribution,  Inc., et al. The Complaint was filed by five
-----------------------------------------------
affiliated  magazine  wholesalers and a related  service  company  (collectively referred to as "Unimag") against Murdoch,  a national  distributor of magazines, and Chas. Levy Circulating Co., a magazine wholesaler.  An Amended Complaint was filed in August 2000, in which the Company's Kable News Company, Inc. subsidiary and three other national  distributors were added as defendants.  Motions by the defendants  to dismiss the Amended  Complaint  were  granted,  with leave to the plaintiffs to replead specified claims. In June 2001, a Second Amended Complaint was filed which  included two claims  against  Kable News:  (i) violation of the
Robinson-Patman Act, which generally prohibits  discriminatory pricing, and (ii)
breach of fiduciary duty.

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
News, and judgment in favor of the  defendants was entered late September  2005.
Unimag filed an appeal of the  judgment on July 5, 2006.  Briefs have been filed on behalf of all of the parties.  The appellate court has not yet scheduled oral argument.

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

There were no matters  submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

Set forth below is certain  information  concerning  persons who are the current executive officers of the Company.

Name              Office Held / Principal Occupation for Past Five Years    Age
----              ------------------------------------------------------    ---
James Wall        Senior Vice President of the Company since 1991;          70
                  Chairman, President and Chief Executive Officer of
                  AMREP Southwest Inc. since 1991.

Peter M. Pizza    Vice President and Chief Financial Officer of the         56
                  Company since 2001; Vice President and Controller
                  of the Company from 1997 to 2001.

Irving Needleman  Vice President, General Counsel and Secretary of the      69
                  Company since November 2006; Of counsel to the law
                  firm of McElroy, Deutsch, Mulvaney & Carpenter, LLP
                  from September 2005 to October 2006.  Partner in the
                  law firm of Jacobs Persinger & Parker for more than
                  four years prior to September 2005.

Michael P. Duloc  President and Chief Executive Officer of the Kable        50
                  Media Services since June 1, 2007: President of
                  Kable's Newsstand Distribution Services business
                  since 1996 and Chief Operating Officer of that business
                  until June 2007; President and Chief Operating Officer
                  of Kable's Fulfillment Services business from 2000 until
                  January 2007.

John Meneough     Executive Vice President, Fulfillment Services of         59
                  Kable Media Services, Inc. and President and Chief
                  Operating Officer of the Company's Fulfillment Services
                  business since January 2007.  President and Chief
                  Executive Officer of Palm Coast Data Holdco, Inc. and
                  Palm Coast Data LLC since 2002.

The executive officers are elected or appointed by the Board of Directors of the
Company or its appropriate subsidiary to serve until the appointment or election and  qualification  of their  successors or their earlier death,  resignation or removal.

                                     PART II
                                     -------

Item 5.           Market for Registrant's  Common Equity,  Related Stockholder
-------           ------------------------------------------------------------
                  Matters and Issuer Purchases of Equity
                  --------------------------------------

The Company's  common stock is traded on the New York Stock  Exchange  under the symbol "AXR". On July 1, 2007, there were approximately  1,400 holders of record of the  common  stock.  The range of high and low sales  prices for the last two fiscal years by quarter is presented below:

               FIRST                SECOND                  THIRD                    FOURTH
        -------------------    ------------------     --------------------     -------------------
          HIGH        LOW        HIGH       LOW         HIGH         LOW         HIGH        LOW
        -------     -------    -------    -------     --------     -------     --------    -------

2007    $ 65.00     $ 34.55    $ 73.70    $ 35.84     $ 149.99     $ 57.14     $ 111.75    $ 59.00
2006    $ 30.40     $ 21.58    $ 33.00    $ 24.00     $  33.88     $ 23.22     $  46.75    $ 27.25

Dividend Policy

On July 16,  2007,  the Board of Directors  declared a special cash  dividend of
$1.00 per common share payable on August 24, 2007 to  shareholders  of record at the close of business on August 10, 2007. The Company has also paid special cash dividends on its common stock following the preceding four fiscal years starting in 2003 of $0.25,  $0.40,  $0.55 and  $0.85,  with an  additional  special  cash dividend  of $3.50  paid in January  2006.  The Board has now  approved  special dividends  payable on its  common  stock in the past five  fiscal  years and has stated that it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position,  and  capital  requirements  and  other  needs.  Notwithstanding  such statement and the status of such future  conditions,  no assurance is given that there  will be any  such  future  dividends  declared  or that  future  dividend declarations,  if any,  will be  commensurate  in amount or frequency  with past dividends.

Performance Graph

The following  graph compares the  cumulative  total  shareholder  return on the
Company's Common Stock with the cumulative total return of the Standard & Poor's
500  Index  ("S&P 500  Index")  and with an index  comprised  of the stock of 27 companies with market  capitalizations  similar to that of the Company ("Similar
Cap Issuers"),  for the five years ended April 30, 2007 (assuming the investment of $100 in the  stock of the  Company,  the S&P 500 Index  and the  Similar  Cap
Issuers at the close of trading on April 30,  2002 and the  reinvestment  of all dividends).  The  Company  cannot  identify  an  index  of  issuers  engaged  in operations  similar to those in which it is currently  engaged and therefore has determined to use the Similar Cap Issuers for purposes of comparison.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$1,000
$800
$600
$400
$200
$0
Apr02
Apr03
Apr04
Apr05
Apr06
Apr07
AMREP CORP
S&P 500 INDEX
SIMILAR CAP ISSUERS

  Company Name / Index                       2002          2003          2004         2005         2006         2007
  --------------------------------------------------------------------------------------------------------------------
  AMREP CORP                                 100         117.50        220.74       316.40       703.91       927.96
  S&P 500 INDEX                              100          86.69        106.53       113.28       130.74       150.66
  SIMILAR CAP ISSUERS                        100          87.05        159.23       134.52       166.96       175.44

The Similar Cap Issuers are: Alvarion Ltd.,  American Bank Incorporated,  Auburn
National   Bancorporation,   Inc.,  Bioenvision,   Inc.,  Continental  Materials
Corporation, Criticare Systems, Inc., Empire Resorts, Inc., Fauquier Bankshares,
Inc., Focus Enhancements, Inc., Franklin Covey Co., Hi-Tech Pharmacal Co., Inc.,
Investors  Title Company,  Loud  Technologies  Inc.,  Medtox  Scientific,  Inc.,
Misonix,  Inc., Mocon,  Inc.,  Novadel Pharma Inc., NTN Buzztime,  Inc., Olympic
Steel,  Inc.,   Peerless  Mfg.  Co.,  Premier  Financial   Bancorp,   Inc.,  RCM
Technologies,  Inc., Sun  Hydraulics  Corporation,  Tele Norte Cellular  Holding
Company,  Telecommunication  Systems,  Inc.,  Tutogen  Medical,  Inc.,  and XETA
Technologies, Inc.

As a result of changes in market  capitalizations from year to year, only two of the  companies  comprising  the Similar Cap Issuer index in the  Company's  2006
Proxy  Statement  met the criteria for inclusion in the Similar Cap Issuer index in this Form 10-K, Focus Enhancements,  Inc. and Hi-Tech Pharmacal Co., Inc. The
remaining  companies  comprising  the Similar Cap Issuer index in the  Company's
2006  Proxy  Statement  were:  Abigail  Adams  National  Bancorp,  Inc.,  Allied
Healthcare   Products,   Inc.,  American   Communities   Properties  Trust,  Ark
Restaurants  Corp.,  Bolt  Technology   Corporation,   Cambior  Inc.,   Champion
Industries, Inc., Clean Harbors, Inc., Devcon International Corp., First Mariner
Bancorp, Fortune Industries, Inc., Giga-tronics Incorporated, Goldleaf Financial
Solutions,  Inc.,  HearUSA,  Inc., Horizon Bancorp (Indiana),  Ipix Corporation,
Mannatech,  Incorporated,  MFB Corp.,  Midsouth  Bancorp,  Inc.,  New  Brunswick
Scientific Co., Inc., Perficient,  Inc., Schiff Nutrition  International,  Inc.,
Smith Micro Software, Inc., T-3 Energy Services, Inc. and Vitran Corporation.

Equity Compensation Plan Information

See Item 12 of Part III of this  annual  report on Form  10-K that  incorporates such  information by reference from the Company's  Proxy  Statement for its 2007
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

During  January 2007, the Company,  through a newly created  subsidiary of Kable
Media  Services,  Inc.,  completed the  acquisition of 100% of the stock of Palm
Coast Data Holdco,  Inc, who, through its subsidiary,  Palm Coast Data LLC, is a provider of  fulfillment  services  for  magazine  publishers  and  others.  For additional information regarding the acquisition, see Note 2 to the consolidated financial statements.

                                                        Year Ended April 30,
                             -------------------------------------------------------------------------------
                                  2007             2006           2005            2004              2003
                             --------------  ---------------  --------------- ---------------  -------------
                                                (In thousands, except per share amounts)
Financial Summary:
  Revenues                    $  204,839       $   148,296      $  134,506      $  129,291      $   72,189
  Income from Continuing
    Operations                $   46,697       $    22,494      $   15,588      $   11,297      $    6,227
  Income (loss) from
    Discontinued Operations,
    net of tax                $   (1,591)      $     3,556      $      (63)     $      380      $       46
  Net Income                  $   45,106       $    26,050      $   15,525      $   11,677      $    6,273
  Total Assets                $  292,659       $   189,041      $  194,309      $  171,165      $  159,550

Capitalization:
  Shareholders' Equity        $  160,004       $   118,970      $  117,405      $  105,522      $   93,828
  Notes Payable               $   32,299       $     6,016      $   12,054      $   12,643      $   18,427

Per Share:
  Earnings from Continuing
    Operations                $     7.02       $      3.39      $     2.36      $     1.71      $     0.94
  Income (loss) from
    Discontinued Operations   $    (0.24)      $      0.54      $    (0.01)     $     0.06      $     0.01
  Earnings Per Share-
    Basic and Diluted         $     6.78       $      3.93      $     2.35      $     1.77      $     0.95
  Book Value                  $    24.05       $     17.91      $    17.72      $    15.97      $    14.24
  Cash Dividends              $      .85       $      4.05      $     0.40      $     0.25      $        -

Shares Outstanding                 6,654             6,644           6,626           6,606           6,588

Item 7.           Management's Discussion and Analysis of Financial Condition
-------           -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

INTRODUCTION
------------

For a description of the Company's  business,  refer to Item 1 of Part I of this annual report on Form 10-K.

As  indicated  in Item 1, the  Company is  primarily  engaged in three  business segments:  the  Real  Estate  business  operated  by  AMREP  Southwest  and  the
Fulfillment Services and Newsstand  Distribution Services businesses operated by
Kable. Data concerning industry segments is set forth in Note 17 of the notes to
the  consolidated   financial  statements.   The  Company's  foreign  sales  and
activities are not significant.

The following  provides  information that management  believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial  condition.  The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 7 to 2007,  2006 and 2005 mean the fiscal years ended April 30, 2007,  2006 and 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company  prepares its financial  statements in  conformity  with  accounting principles  generally  accepted  in the United  States of  America.  The Company discloses  its  significant  accounting  policies  in the  notes to its  audited consolidated financial statements.

The  preparation  of  such  financial  statements  requires  management  to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those  financial  statements  as well as the  reported  amounts of revenues  and expenses during the reporting periods.  Areas that require significant judgments and estimates to be made include:  (i) the determination of revenue  recognition for the Newsstand Distribution Services business, which is based on estimates of allowances  for  magazine  returns  to the  Company  from  wholesalers  and  the offsetting  return of magazines by the Company to  publishers  for credit;  (ii)
allowances for doubtful accounts;  (iii) real estate cost of sales calculations, which are based on land development  budgets and estimates of costs to complete;
(iv) the determination of revenue recognition under the percentage-of-completion method for  certain  development  contracts,  which is  determined  based on the percentage  of total costs  incurred to date in  proportion  to total  estimated costs to  complete  the  project;  (v) cash flow and  valuation  assumptions  in performing asset impairment tests of long-lived assets,  goodwill impairment and assets  held for sale;  (vi)  actuarially  determined  benefit  obligations  for pension plan  accounting;  and (vii) legal  contingencies.  Actual results could differ from those estimates.

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
Accordingly,  the Company  provides for  estimated  returns by charges to income that are determined on an issue-by-issue basis utilizing  historical  experience and current sales  information.  The financial impact to the Company of a change in the  sales  estimate  for  magazine  returns  to it from its  wholesalers  is substantially offset by the simultaneous change in the Company's estimate of its cost of purchases since it passes on the returns to publishers for credit.  As a result, the effect of a difference between the actual and estimated return rates
on  the  Company's   commission   revenues  is  the  amount  of  the  commission
attributable  to the  difference.  The effect of an  increase or decrease in the
Company's  estimated  rate of returns of 1% during any period would be dependent upon the mix of magazines involved and the related selling prices and commission rates,  but would  generally  result in a change in that period's net commission revenues of approximately $125,000; (ii) management determines the allowance for doubtful  accounts by attempting to identify  troubled accounts by analyzing the credit risk of specific customers and by using historical  experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing  any  collateral  which may secure a  receivable;  (iii)  real  estate development costs are incurred  throughout the life of a project,  and the costs of initial sales from a project  frequently must include a portion of costs that have been budgeted based on engineering  estimates or other studies, but not yet
incurred;   (iv)   percentage-of-completion   revenue  recognition  for  certain
development contracts is based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Total estimated costs, and thus contract income, are impacted by several factors including,  but not limited to, changes in the costs of subcontractors, materials and equipment, productivity and scheduling; (v) asset impairment determinations (including that of goodwill, which is based on the fair value of reporting units) are based upon the  intended  use of assets  and  expected  future  cash  flows;  (vi)  benefit obligations  and other  pension plan  accounting  and  disclosure  is based upon numerous  assumptions  and estimates,  including the expected rate of investment return on  retirement  plan  assets,  the interest  rate used to  determine  the present value of liabilities (the discount rate),  and certain  employee-related factors  such as turnover,  retirement  age and  mortality.  The effect of every
0.25% change in the  investment  rate of return on retirement  plan assets would increase or decrease the pension expense by approximately $72,000 per year, an increase in the discount rate of 0.25% at a fiscal  year-end  would result in a decrease in the  subsequent  year's  pension  cost of  approximately
$51,000 and a decrease in the discount rate of 0.25% at a fiscal  year-end would increase the subsequent year's pension cost by approximately  $45,000; and (vii)
the Company is currently  involved in one significant  legal proceeding which is described in Item 3 of this annual report on Form 10-K, and various more routine matters.  If the summary  judgment  in favor of the  defendants,  including  the
Company,  were reversed  upon appeal in the  significant  proceeding  and if the plaintiffs  were then to prevail in the case,  the result  could have a material adverse effect on the financial  condition of the Company.  Also, it is possible that the  consolidated  financial  position  or  results of  operations  for any particular quarterly or annual period could be materially affected by an outcome
of  other  litigation  that  is  significantly   different  from  the  Company's
assumptions.

Year Ended April 30, 2007 Compared to Year Ended April 30, 2006
---------------------------------------------------------------

Results of Operations

Net income in 2007 was  $45,106,000,  or $6.78 per share,  compared  to 2006 net income of  $26,050,000,  or $3.93 per share.  Results for 2007  consisted of net income from continuing operations of $46,697,000,  or $7.02 per share, and a net loss from discontinued operations of $1,591,000, or $0.24 per share, compared to the 2006 results  which  consisted of net income from  continuing  operations of
$22,494,000,  or $3.39 per share, and net income from discontinued operations of
$3,556,000, or $0.54 per share. 2007 consolidated revenues were $204,839,000, an increase of $56,543,000 (38%) over 2006  consolidated  revenues of $148,296,000.
The increase in  consolidated  revenues was  attributable  to continued  revenue growth  achieved  by the  Company's  Real  Estate  operations,  and, to a lesser extent,  the  acquisition of Palm Coast by the Company's  Kable Media  Services,
Inc.  subsidiary.  The  increase in net income from  continuing  operations  was attributable  to higher gross profits  associated with the increased real estate land sales.

Net income from  discontinued  operations  in 2006  reflected  the gain from the disposition of the primary  assets of the Company's El Dorado,  New Mexico water utility  subsidiary,  which were taken through  condemnation  proceedings during
2006. In June 2007, the Company settled all existing  litigation  involving this former  subsidiary.  The total amount of the settlements,  including legal fees, was  $1,591,000,  net of  tax,  and  has  been  accounted  for  as a  loss  from discontinued operations in 2007.

Revenues from real estate land sales at AMREP  Southwest  increased  $38,015,000
(66%) from $57,810,000 for 2006 to $95,825,000 in 2007. This substantial revenue increase was due to higher average  selling  prices and increased  sales of both developed and undeveloped  lots as well as commercial and industrial  properties in the  Company's  principal  market of Rio Rancho,  New Mexico.  An increase in revenues from  additional  sales in all categories of residential and commercial lots in 2007  compared  to 2006  resulted  from the  strength  of the Rio Rancho market, particularly in the first six months of the year. Revenues from sales of developed lots to homebuilders increased from $31,920,000 in 2006 to $39,407,000 in 2007.  Revenues  from  sales  of  undeveloped  builder  lots  increased  from
$19,514,000  in  2006 to  $40,690,000,  principally  due to  higher  prices  for scattered  builder lots,  and revenues from sales of commercial  and  industrial properties  increased in 2007 to $15,728,000 from $6,376,000 in 2006 as a result of an increased  number of and size of  transactions.  The average  gross profit percentage on land sales increased from 54% in 2006 to 68% for 2007,  reflecting higher average  selling prices in 2007 and the mix of developed and  undeveloped residential lots sold in each of the periods.

In recent  years the  average  selling  price of land sold by the Company in Rio
Rancho has increased significantly, from $37,900 per acre in 2005 to $63,200 per acre in 2006  and  $91,200  per acre in 2007.  This  increase  has been due to a number of factors,  including  differences in the mix of the types of properties sold in each period and the effects of a strong  regional  market which resulted in three  consecutive  years of a record  number  of  single-family  residential housing starts in Rio Rancho,  reaching a total in excess of 3,000 starts during the twelve  months  ending April 30, 2006.  The real estate market in Rio Rancho has  softened  in recent  months,  however,  and there was a 55%  decline in the number of housing starts in fiscal 2007 compared to fiscal 2006. In addition, in
May 2007 Rio Rancho's largest employer, Intel Corporation, announced a workforce reduction  starting in August  2007 of at least 1,000 jobs in Rio Rancho,  which could reduce the demand for the Company's land  inventory.  As a result of these and other  factors,  including  the nature and timing of specific  transactions, revenues  and  related  gross  profits  from  real  estate  land  sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Kable's Fulfillment Services and Newsstand  Distribution  Services
businesses  (collectively,  "Media Services")  increased  $12,042,000 (14%) from
$88,463,000  in 2006 to  $100,505,000  in 2007.  This  increase in revenues  was primarily  attributable  to the  January  16,  2007  acquisition  of Palm Coast.
Newsstand  Distribution  Services  revenues  increased by $1,253,000  (10%) from
$13,131,000 in 2006 to $14,384,000 in 2007,  principally due to a 6% increase in commission revenues from new business.  Fulfillment  Services revenues increased by $10,789,000  (14%) from $75,332,000 in 2006 to $86,121,000 in 2007 due to the contribution  from Palm Coast.  The  increase  in  revenues  from the Palm Coast acquisition was partially offset by decreases in core and ancillary  services of customer  telephone,  lettershop  and list  services  of other  parts of Kable's
Fulfillment  Services  business.  The revenue  decreases  in core and  ancillary services  resulted  from  continued  competitive  market  pressures and customer losses.  Pricing pressure from customers due to the competitive  environment for
Fulfillment Services business also had a negative effect on Fulfillment Services revenues and  profitability  in the fourth quarter of 2007, which is expected to continue  into fiscal  2008.  Media  Services  operating  expenses  increased by
$11,306,000  (15%) in 2007 compared to 2006,  primarily  attributable to (i) the addition of  operating  expenses of Palm Coast and (ii) an increase in Newsstand
Distribution Services operating expenses,  principally payroll,  associated with the revenue  growth of that  business,  offset in part by decreased  payroll and benefit  expenses in other  parts of Kable's  Fulfillment  Services  businesses.
Media Services general and administrative expenses increased $1,549,000 (20%) in
2007 compared to 2006 as the addition of Palm Coast was only partially offset by lower costs in other Fulfillment Services businesses.

Although  there  are  multiple  revenue  streams  in  the  Fulfillment  Services business, including revenues from the maintenance of customer computer files and the performance of other  fulfillment-related  activities,  including  telephone
(call  center)  support and graphic  arts and  lettershop  services,  a customer generally  contracts for and utilizes all available services as a total package, and the Company would not provide its ancillary services to a customer unless it was also  providing  the core service of  maintaining  a data base of subscriber names. Thus,  variations in fulfillment  revenues are the result of fluctuations in the number and sizes of customers  rather than in the demand for a particular service. This is also true in the Newsstand Distribution Services business where there is only one primary service  provided which results in one revenue source, the commissions  earned on the  distribution of magazines.  The Company competes with other  companies,  including  three much larger  companies in the Newsstand
Distribution  Services  business and one much larger company in the  Fulfillment
Services  business,  and the  competition  for new  customers is intense in both segments,  which  results in a price  sensitive  industry  that may restrict the
Company's ability to increase its prices.

During  fiscal 2003,  Kable  acquired the  Colorado-based  fulfillment  services business of Electronic Data Systems Corporation  ("EDS").  Since that time Kable has outsourced to EDS a substantial  portion of the data processing  required to service that  business but has intended to move that  activity  in-house when it had a suitable  internal data  processing  system.  Kable has been developing an expanded  internal data processing  platform ("Kable system") to service the EDS business along with its existing  fulfillment  business.  Palm Coast,  which the
Company  acquired in January 2007,  also  maintains an internal data  processing system.  The Company is in the process of  migrating  its  Colorado  fulfillment services  customers away from the EDS system to the Company's  internal systems.
The migration  process is  technically  complex and the Company is  encountering unanticipated  problems  that have delayed its full  implementation.  Should the
Company  continue to encounter  such problems and delays,  it may continue to be burdened with its  outsourcing  and  additional  development  costs,  and it may result in a  devaluation  of its  investment  in the  expanded  data  processing platform.

Kable management is presently evaluating its future operational course of action to  determine  the next  steps  relative  to the  migration  of the  former  EDS customers to the new Kable system and  additionally  considering the possibility of  maintaining  the Palm Coast and other  customers  on the Palm Coast  system.
Should Kable be unable,  in an  economically  practical  manner,  to resolve the unanticipated  problems that have arisen within the EDS  migration  process,  it will continue to be burdened with additional  development and outsourcing  costs which may negatively  impact the value of its investment in the Kable system and offset the benefits being contributed by the Palm Coast acquisition.

Real estate  commissions and selling expenses  remained  generally  unchanged in
2007  compared to 2006  despite the  increase  in land sales,  primarily  due to decreases in variable  commissions  and selling  expenses.  Such costs generally vary  depending upon the terms of specific land sale  transactions.  Real estate and corporate general and administrative expenses increased by $728,000 (17%) in
2007 compared to the prior year due to increased legal,  real estate  consulting and other consulting fees associated with Sarbanes-Oxley Act requirements.

Interest and other  revenues  increased by  $6,486,000  in 2007  compared to the prior year,  primarily as a result of increased interest income on invested cash balances  as well  as from  the  first  quarter  sale  of  certain  real  estate investment  assets,  including the Company's office building in Rio Rancho,  New
Mexico, which in the aggregate contributed a pre-tax gain of $4,107,000.

The Company's  effective tax rate from  continuing  operations was 33.9% in 2007 compared to 31.3% in 2006.  The decrease from the  statutory  rate in both years was primarily due to tax benefits  associated with charitable  contributions  of land.

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
The substantial  increase in net income from  continuing  operations in 2006 was attributable  to  significant  revenue  growth and the  resulting  gross profits
achieved  in  the  Company's  Real  Estate  operations.   Consolidated  revenues
increased $13,790,000 (10%) to $148,296,000 in 2006 from $134,506,000 in 2005 as a result of the increased real estate  revenues,  partially  offset by decreased revenues from the Company's Media Services operations.

Net income from  discontinued  operations  in 2006  reflected  the gain from the disposition of the primary  assets of the Company's El Dorado,  New Mexico water utility  subsidiary,  which were taken  through  condemnation  proceedings.  The
Company began accounting for this subsidiary as a discontinued  operation in the quarter ended January 31, 2005.  Accordingly,  financial  information  for prior periods was reclassified to conform to this presentation.

Revenues from land sales at the Company's AMREP Southwest  subsidiary  increased approximately 60%, from $36,154,000 in 2005 to $57,810,000 in 2006, resulting in significantly  higher  gross  profits in 2006  compared to the prior year.  This substantial  revenue  increase was due to increased  sales of both developed and undeveloped lots in the Company's principal market of Rio Rancho, New Mexico. An increase  in  revenues  from the sale of  developed  lots to  homebuilders  from
$14,994,000 in 2005 to $31,920,000 in 2006 demonstrated the continuing  strength of the Rio Rancho market,  while  revenues from the sale of undeveloped  builder lots increased from $11,914,000 in 2005 to $19,514,000 in 2006,  principally due to one  large  transaction  that  was  part  of a  redevelopment  project  being undertaken by another company.  Revenues from sales of commercial and industrial properties  decreased slightly in 2006, from $7,183,000 in 2005 to $6,376,000 in
2006,  as the prior  year  included  one large  sale  that  represented  a major component of the revenues  whereas 2006 activity  consisted of numerous  smaller transactions. The average gross profit percentage on land sales decreased to 54%
in 2006 from 55% in 2005, reflecting the relative mix of lots sold in each year.
Revenues and related gross profits from land sales can vary  significantly  from period to period as a result of many factors, including the nature and timing of specific  transactions,  and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services  operations  decreased from  $96,913,000 in 2005 to
$88,463,000  in 2006.  or a decrease  of 9%. This  revenue  decline was due to a decrease in Fulfillment  Services revenues of $8,564,000 (10%) offset in part by a $114,000 (1%) increase in Newsstand Distribution Services revenues.

The 10% revenue decline in Fulfillment  Services in 2006 was principally  caused by  customer  losses  that  occurred  in earlier  periods  at  Kable's  Colorado fulfillment  services  business that was acquired from EDS in fiscal 2003, while revenues of Newsstand  Distribution  Services  increased  1%  primarily  because decreases  in gross  billings to existing  customers  were offset by  additional revenues  generated  by new  business.  Total  operating  expenses  of the Media
Services operation decreased by $5,368,000 (6.8%) in 2006 compared to 2005, with the operating  expenses of Fulfillment  Services  decreasing  $5,179,000  (7.4%)
compared to the prior year  principally  due to  decreases  in payroll and other variable  expenses  resulting from the fulfillment  services revenue decrease as well as the non-recurrence of certain consulting  expenses incurred in the prior year. Fulfillment operating expenses amounted to 87% of related revenues in 2006 compared to 84% in 2005. Operating expenses for Newsstand  Distribution Services decreased  $189,000  (2.1%) in 2006 compared to 2005  principally as a result of certain  one-time 2005 marketing  costs,  and these expenses  amounted to 66% of related revenues in 2006 compared to 68% in 2005.

Real estate  commissions and selling expenses  decreased from $1,863,000 in 2005 to  $1,427,000  in 2006,  representing  approximately  5.2% and 2.5% of  related revenues in each year;  the higher rate in 2005 was  primarily  due to legal and other closing costs  associated  with  condemnation  proceedings  related to the
Company's  last parcel of land in Florida.  Such costs  generally vary depending upon the terms of specific sale transactions.  Real estate and corporate general and  administrative  expenses  increased  by  $630,000 in 2006 as a result of an increase  in the  Company's  stock  price which was used to value the portion of director  compensation  that was paid in  stock,  the  addition  of a  corporate general  counsel  and the  presence  in the prior year of a sublease  on certain corporate  office space which offset a portion of the Company's  rental expense.
General and  administrative  costs of Media  Services  operations  decreased  by approximately $821,000 (10%) from 2005 to 2006, and remained at approximately 9%
of Kable's total revenues in both years.

Interest and other revenues  increased from  $1,439,000 in 2005 to $2,023,000 in
2006  as a  result  of  higher  average  balances  of  invested  cash  and  cash
equivalents  during  2006.  Other  expenses  primarily   consisted  of  expenses
associated  with rental  operations  and real estate  taxes on land  parcels not under development, and these expenses decreased from approximately $1,453,000 in
2005 to $1,114,000 in 2006,  principally due to costs incurred in 2005 to settle certain  warranty  claims  related  to  the  Company's  previously  discontinued
homebuilding operations.

The Company's  effective tax rate from  continuing  operations was 31.3% in 2006 compared to 32.0% in 2005.  The decrease from the  statutory  rate in both years was primarily due to tax benefits  associated with charitable  contributions  of land.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several  years,  the Company has financed  its  operations  from internally  generated  funds from real estate sales and magazine  operations and from borrowings under its various loan agreements.

Cash Flows From Financing Activities
------------------------------------

In January 2007, AMREP Southwest entered into a new loan agreement that replaced a prior loan  agreement  entered into in September  2006. The new loan agreement added a $14,180,000  term loan facility to the unsecured  $25,000,000  revolving credit facility provided in the September 2006 agreement.

The revolving credit facility matures  September 17, 2008 and is used to support real estate  development in New Mexico.  Borrowings  bear annual interest at the borrower's option at (i) the prime rate (8.25% at April 30, 2007) less 1.00%, or
(ii) the 30-day LIBOR rate plus 1.65%  (6.97% at April 30,  2007) if  borrowings are less than  $10,000,000 or plus 1.50% if borrowings are $10,000,000 or above.
At April 30, 2007, the outstanding  balance of the revolving credit facility was
$6,000,000  with an interest rate of 6.97%.  The term loan bears annual interest at the 30-day LIBOR rate plus 1.75% (7.07% at April 30, 2007),  matures December
15, 2008 and is secured by certain of the borrower's  notes receivable from real estate  sales.  The  term  loan  requires  prepayment  in  an  amount  equal  to collections  on the notes  receivable  held as collateral  and the amount of any that have  experienced  payment  defaults.  At April 30, 2007,  the  outstanding balance of the term loan was $10,559,000.  The loan agreement  contains a number of restrictive covenants, including one that requires the borrower to maintain a minimum tangible net worth.

In connection  with the completion of the  acquisition of Palm Coast,  Kable and certain of its direct and indirect  subsidiaries  entered into a Second  Amended and Restated Loan and Security  Agreement  with a bank (the "Present  Kable Loan
Agreement"). Certain of Kable's direct and indirect subsidiaries were previously parties to an Amended and Restated Loan and Security Agreement dated as of April
28, 2005, as amended (the "Prior Kable Loan Agreement"), with the same bank. The
Prior Kable Loan Agreement  consisted of several revolving credit facilities and capital expenditure lines of credit.

The Present  Kable Loan  Agreement  amended the Prior Kable Loan  Agreement  and canceled certain of the existing credit facilities, consolidated in part certain of the revolving credit  facilities and existing term debt and added Kable Media
Services  Inc. and Palm Coast as  additional  borrowers.  The credit  facilities under the Present Kable Loan Agreement  consist of: (i) a revolving  credit loan and  letter  of  credit  facility  in an  aggregate  principal  amount  of up to
$35,000,000  ("Facility  A"),  a  portion  of which was used to fund part of the merger  consideration  for the  acquisition of Palm Coast,  and the remainder of which may be used for  working  capital  purposes;  (ii) a secured  term loan of approximately  $3,000,000  ("Facility B"); (iii) a capital  expenditure  line of credit in an amount of up to $1,500,000 to finance new equipment ("Facility C");
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

The  Facility A, C and D loans  mature in May 2010 and bear  annual  interest at fluctuating  rates that,  at the  borrowers'  option,  may be either (i) reserve adjusted  LIBOR  rates  (5.3%  at April  30,  2007)  plus a  margin  established quarterly of from 1.5% to 2.5% dependent on the borrowers' funded debt to EBITDA ratio,  as defined in the Present  Kable Loan  Agreement,  or (ii) the  Lender's
prime rate (8.25% at April 30, 2007).  The Facility B loan matures  December 31,
2009 and  bears  annual  interest  at a rate of 6.4%.  At April  30,  2007,  the outstanding  balance under Facility A was  $11,905,000  with an interest rate of
7.30%, and the outstanding balance under Facility B was $2,699,000  (included in
Other notes  payable) with an interest rate of 6.40%.  There were no outstanding balances for Facilities C and D as of April 30, 2007.

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

Other notes  payable  consist of  equipment  financing  loans and a note payable related to the  acquisition of  distribution  contracts with a weighted  average interest rate of 5.8% at April 30, 2007.

Consolidated  notes  payable  outstanding  at April  30,  2007  was  $32,299,000 compared to $6,016,000 at April 30, 2006.

On July 16,  2007,  the  Company's  Board of  Directors  declared a special cash dividend of $1.00 per common share payable on August 24, 2007 to shareholders of record at the close of business on August 10, 2007.

Cash Flows From Operating Activities
------------------------------------

Real estate  inventory  amounted to  $46,584,000  at April 30, 2007  compared to
$47,533,000  at April 30,  2006.  Inventory  in the  Company's  core real estate market of Rio Rancho decreased from $40,981,000 at April 30, 2006 to $39,770,000 at April 30, 2007  reflecting  the net effect of  development  spending and land sales. The balance of inventory  principally consisted of properties in Colorado in both years.

Receivables from Real Estate operations  increased from $14,592,000 at April 30,
2006 to $25,117,000 at April 30, 2007, principally resulting from the net effect of mortgage  notes  received by AMREP  Southwest in connection  with real estate sales that closed  during  2007 offset in part by payments  received on mortgage notes.  Receivables in the Media Services operations  increased from $37,140,000 at April 30, 2006 to $47,825,000 at April 30, 2007, in large part as a result of the addition of Palm Coast.

Accounts  payable and accrued  expenses  increased from $39,382,000 at April 30,
2006 to $83,557,000  at April 30, 2007,  primarily as a result of an increase in the amounts due publishers  pursuant to the terms of a distribution  arrangement with a publisher customer of the Newsstand  Distribution  Services business that commenced in April 2006.  Under this  distribution  arrangement,  the  publisher bears the  ultimate  risk of  non-collection  of  related  amounts  due from the customers to which the Company distributes the publisher's  magazines.  Accounts receivable  subject to this arrangement  were netted  ($21,106,000 was netted at
April 30, 2007 and  $20,368,000 at April 30, 2006) against the related  accounts payable due the publisher on the accompanying consolidated balance sheet.

Intangible  and other assets  increased  from  $15,238,000  at April 30, 2006 to
$34,014,000  at April 30, 2007,  due to an increase in  identifiable  intangible assets,  principally customer contracts and relationships,  with the acquisition and purchase  price  allocation of Palm Coast.  Similarly,  property,  plant and equipment  increased from  $10,879,000 at April 30, 2006 to $30,518,000 at April
30, 2007, with approximately $12,225,000 of the increase resulting from property acquired in the Palm Coast acquisition.

The unfunded pension liability of the Company's defined benefit  retirement plan decreased  from  $3,234,000  at April 30, 2006 to  $1,243,000 at April 30, 2007,
principally  due to an  increase  in the fair  market  value of the plan  assets during the year resulting  from a combination  of realized and unrealized  gains from investment assets. The Company recorded  comprehensive income of $1,210,000 in 2007 and $1,904,000 in 2006,  reflecting  the change in the unfunded  pension liability in each year net of the related deferred tax and unrecognized  prepaid pension amounts.

Cash Flows From Investing Activities
------------------------------------

During  January 2007, the Company,  through a newly created  subsidiary of Kable
Media Services,  Inc.,  acquired Palm Coast for approximately  $95,600,000.  The acquisition was financed with existing cash and borrowings.

Capital expenditures for property, plant and equipment amounted to approximately
$1,797,000  and  $3,683,000  in 2007  and  2006  and  consisted  principally  of expenditures for computer hardware and software for Kable's Fulfillment Services segment. In addition, capital expenditures for investment assets were $2,870,000 in 2007 for the purchase of additional  scattered lots in Rio Rancho in order to increase the Company's  percentage  ownership in certain areas. In 2006, capital expenditures for investment assets were $213,000 and principally  related to the development  of commercial  properties  owned by the real estate  business.  The
Company  believes  that it has  adequate  financing  capability  to provide  for anticipated capital expenditures.

Future Payments Under Contractual Obligations
---------------------------------------------

The table below summarizes significant  contractual cash obligations as of April
30, 2007 for the items indicated (in thousands):

          Contractual                         Less than       1-3             3-5           More than
          Obligations           Total          1 year        years           years           5 years
          -----------        -----------    ------------   -----------    ------------    -------------

    Notes payable            $   32,299      $    5,297     $  15,031      $   11,971      $        -
    Operating leases             24,109           5,162         6,859           5,167           6,921
                             -----------    ------------   -----------    ------------    -------------
    Total                    $   56,408      $   10,459     $  21,890      $   17,138      $    6,921
                             ===========    ============   ===========    ============    =============

Discretionary Stock Repurchase Program
--------------------------------------

On July 16, 2007, the Company  announced that its Board of Directors  authorized the Company to repurchase up to 500,000 shares of its outstanding  common stock.
The purchases may be made from time-to-time either in the open market or through negotiated private transactions. No assurance can be given as to the time period over which any shares will be  purchased  or as to whether or to what extent the share  purchase  program will be  consummated.  The Company  expects to fund any share purchases from internally  generated cash or from borrowings.  The Company now has 6,653,612  shares of common stock  outstanding,  and the 500,000  shares authorized  to be  repurchased  equal  approximately  7.5% of  such  outstanding shares.

NEW AND EMERGING ACCOUNTING STANDARDS
-------------------------------------

In June 2006, the Financial  Accounting  Standards  Board  ("FASB")  issued FASB
Interpretation No. 48 ("FIN 48"),  "Accounting for Uncertainty in Income Taxes".
FIN 48 clarifies the  accounting for  uncertainty in income taxes  recognized in the Company's  financial  statements in accordance  with FASB Statement No. 109,
"Accounting  for  Income  Taxes"  and  provides  guidance  for  recognizing  and measuring tax positions taken or those expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial statements.  FIN
48 also  provides  accounting  guidance  for  related  income tax effects of tax positions  that  do  not  meet  the  recognition  threshold  specified  in  this interpretation.  FIN 48 is effective for fiscal years  beginning  after December
15, 2006. The Company is currently in the process of assessing the impact of FIN
48.  Based  on the  Company's  preliminary  analysis,  it  anticipates  that the adoption  of FIN 48 on May 1,  2007  will  not  have a  material  impact  on its financial position,  results of operations or cash flows.  Identified  uncertain tax  benefits  have been  previously  recognized  under  FASB  Statement  No. 5,
"Accounting  for  Contingencies",  or FASB  Statement No. 109,  "Accounting  for
Income Taxes".

In September  2006,  the FASB issued  Statement No. 157 ("SFAS No. 157"),  "Fair
Value  Measurements",  which  defines fair value,  establishes  a framework  for measuring fair value and expands disclosure of fair value measurements. SFAS No.
157 applies under  accounting  pronouncements  that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.
SFAS No. 157 is effective for fiscal years  beginning  after  November 15, 2007, and  interim  periods  within  those  fiscal  years.  The  Company is  currently evaluating  the impact that the adoption of this Statement  effective  April 30,
2008 will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159 ("SFAS No. 159"),  "The Fair
Value  Option for  Financial  Assets and  Financial  Liabilities  - Including an
amendment of FASB Statement No. 115", which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity  to mitigate  volatility  in earnings  caused by  measuring  related
assets  and  liabilities   differently  without  having  to  apply  the  complex
provisions of hedge  accounting.  Certain  specified  items are eligible for the irrevocable fair value  measurement  option as established by SFAS No. 159. SFAS
No. 159 is  effective  as of the  beginning  of an  entity's  first  fiscal year beginning  after  November  15,  2007.  Early  adoption is  permitted  as of the beginning of a fiscal year that begins on or before  November 15, 2007  provided the entity also elects to apply the  provisions of FASB Statement No. 157, "Fair
Value  Measurements".  The Company is currently  evaluating  the impact that the adoption  of this  Statement  will have on its  financial  position,  results of operations and cash flows.

The Company will monitor these  emerging  issues to assess any potential  future impact on its consolidated financial statements.

SEGMENT INFORMATION
-------------------

Information  by industry  segment is  presented  in Note 17 to the  consolidated financial statements. This information has been prepared in accordance with SFAS
No. 131,  "Disclosures about Segments of an Enterprise and Related Disclosures", which  requires  that  industry  segment  information  be  prepared  in a manner consistent  with the  manner in which  financial  information  is  prepared  and evaluated by management for making operating decisions.  A number of assumptions and  estimations are required to be made in the  determination  of segment data, including  the need to make  certain  allocations  of common  costs and expenses among  segments.  On an annual  basis,  management  has evaluated the basis upon which costs are allocated,  and has periodically made revisions to these methods of  allocation.  Accordingly,  the  determination  of  "income  from  continuing operations  before income taxes" of each segment as summarized in Note 17 to the consolidated  financial statements is presented for informational  purposes, and is not  necessarily  the amount that would be  reported  if the segment  were an independent company.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
-------------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking  statements made by or on behalf of the Company.  The
Company  and its  representatives  may from  time to time make  written  or oral statements that are  "forward-looking",  including  statements contained in this report and other  filings with the  Securities  and Exchange  Commission  and in reports to the Company's  shareholders  and news releases.  All statements  that express  expectations,  estimates,  forecasts or projections are forward-looking statements  within the meaning of the Act. In  addition,  other  written or oral statements,  which constitute  forward-looking  statements, may be made by or on behalf  of the  Company.  Words  such as  "expects",  "anticipates",  "intends",
"plans",  "believes",  "seeks",  "estimates",  "projects",  "forecasts",  "may",
"should",  variations  of such words and  similar  expressions  are  intended to identify such forward-looking statements. These statements are not guarantees of future  performance and involve certain risks,  uncertainties  and contingencies that are difficult to predict.  These risks and uncertainties  include,  but are not  limited  to,  those set  forth in Item 1A above  under  the  heading  "Risk
Factors".  Many of the factors that will determine the Company's  future results are beyond the ability of  management to control or predict.  Therefore,  actual outcomes and results may differ  materially from what is expressed or forecasted in or suggested by such  forward-looking  statements.  The Company undertakes no obligation to revise or update any  forward-looking  statements,  or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
--------    ----------------------------------------------------------

The  primary  market  risk  facing  the  Company  is  interest  rate risk on its long-term debt and fixed rate  receivables.  The Company does not hedge interest rate risk using  financial  instruments.  The Company is also subject to foreign currency risk, but this risk is not material.  The following table sets forth as of April 30, 2007 the  Company's  long-term  debt  obligations  and  receivables
(excluding trade accounts) by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (dollar amounts in thousands):

                                                                      There-              FMV @
                    2008       2009      2010      2011      2012      after    Total     4/30/07
                    ----       ----      ----      ----      ----      -----    -----     -------

Fixed rate
 receivables      $ 13,046   $ 11,665   $     -  $     -    $    -    $    -   $ 24,711  $ 24,420

Weighted average
 interest rate      8.8%       9.6%           -        -         -         -     9.2%

Fixed rate debt   $  1,954   $  1,081   $   734  $    33    $   33    $    -   $  3,835  $  3,834

Weighted average
 interest rate      5.1%       6.4%       6.4%      7.3%      7.3%         -     5.8%

Variable rate
 debt             $  3,343   $ 13,216   $     -  $ 11,905   $    -    $    -   $ 28,464  $ 28,464

Weighted average
 interest rate      7.1%       7.0%           -    7.3%          -         -     7.1%

Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for  establishing  and maintaining  adequate  internal control over  financial  reporting as defined in Rules  13a-15(f)  and 15d-15(f)
under the  Securities  Exchange Act of 1934, as amended.  Internal  control over financial  reporting is designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements
for  external  purposes  in  accordance  with  generally   accepted   accounting
principles in the United States of America.

Because  of  the  inherent   limitations  of  internal  control  over  financial
reporting,  including the  possibility of human error and the  circumvention  or overriding of controls,  material misstatements may not be prevented or detected on a  timely  basis.  Accordingly,  even  internal  controls  determined  to  be effective  can provide  only  reasonable  assurance  with  respect to  financial
statement  preparation  and  presentation.   Furthermore,   projections  of  any
evaluation of the  effectiveness  to future periods are subject to the risk that such controls may become  inadequate due to changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

Management  has assessed the  effectiveness  of internal  control over financial reporting  as of April 30,  2007 based upon the  criteria  set forth in a report entitled  Internal  Control - Integrated  Framework  issued by the  Committee of
Sponsoring  Organizations of the Treadway  Commission.  Based on its assessment, management  has  concluded  that,  as of April 30, 2007,  internal  control over financial reporting was effective.

On January 16, 2007, the Company  acquired Palm Coast Data Holdco,  Inc. and its subsidiary,  Palm  Coast  Data LLC  (previously  defined  collectively  as "Palm
Coast"). For additional information regarding the acquisition,  please read Item
1 of this  annual  report  on Form  10-K.  As of  April  30,  2007,  Palm  Coast
represented  approximately  20.8% of the Company's  total  consolidated  assets, exclusive of goodwill, and 6.9% of the Company's consolidated revenues as of and for the year ended April 30, 2007.

Management  has  excluded  Palm Coast from its scope of this  report on internal controls over financial reporting for the year ended April 30, 2007.  Management is in the  process of  implementing  the  internal  control  structure  over the operations  of Palm Coast and  expects  that this effort  will be  completed  in fiscal 2008. The assessment and  documentation of internal  controls  requires a complete review of controls operating in a stable and effective environment.

Management's  assessment of the effectiveness of the Company's  internal control over financial reporting has been audited by the Company's  independent auditor,
McGladrey & Pullen,  LLP, an independent  registered  public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
AMREP Corporation
Princeton, New Jersey

We  have  audited   management's   assessment,   included  in  the  accompanying
Management's  Report on Internal  Control Over Financial  Reporting,  that AMREP
Corporation  and  Subsidiaries   maintained   effective  internal  control  over
financial  reporting as of April 30, 2007,  based on  "Criteria  established  in
Internal  Control-Integrated  Framework  issued by the  Committee of  Sponsoring
Organizations of the Treadway Commission (COSO)." AMREP Corporation's management is  responsible  for  maintaining  effective  internal  control  over  financial reporting and for its assessment of the  effectiveness  of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance  about whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects. Our audit included obtaining an understanding of internal control over financial reporting,  evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing other such procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's  internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion,  management's assessment that AMREP Corporation and Subsidiaries maintained  effective internal control over financial  reporting as of April 30,
2007, is fairly stated, in all material respects, based on "Criteria established in Internal  Control-Integrated  Framework issued by the Committee of Sponsoring
Organizations  of the Treadway  Commission  (COSO)." Also in our opinion,  AMREP
Corporation and Subsidiaries  maintained,  in all material  respects,  effective internal  control  over  financial  reporting  as of April  30,  2007,  based on
"Criteria  established in Internal  Control-Integrated  Framework  issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

The Company  acquired Palm Coast Data Holdco,  Inc.  ("Palm Coast") during 2007, and  management  excluded  from  its  assessment  of  the  effectiveness  of the
Company's  internal control over financial  reporting as of April 30, 2007, Palm
Coast's internal control over financial  reporting  associated with total assets
of  $98,689,000   (including   goodwill  of  $49,143,000),   total  revenues  of
$14,039,000,  and net loss of $604,000  (before the  elimination of intercompany transactions)  included in the consolidated  financial statements of the Company as of and for the year ended April 30, 2007. Our audit of internal  control over financial  reporting  of the Company  excluded  an  evaluation  of the  internal control over financial reporting of Palm Coast.

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of
AMREP  Corporation  and  Subsidiaries  as of April 30,  2007 and  2006,  and the
related consolidated  statements of income,  shareholders' equity and cash flows for each of the three  years in the period  ended  April 30, 2007 and our report dated July 16, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Davenport, Iowa
July 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
AMREP Corporation
Princeton, New Jersey

We have  audited  the  consolidated  balance  sheets  of AMREP  Corporation  and
Subsidiaries  as of  April  30,  2007 and  2006,  and the  related  consolidated statements of income,  shareholders' equity and cash flows for each of the three years in the period ended April 30, 2007. Our audits also included the financial statement  schedule of AMREP Corporation  listed in item 15(a).  These financial statements  and  financial  statement  schedule  are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of AMREP Corporation and  Subsidiaries  as of April  30,  2007 and  2006,  and the  results  of their operations  and their cash flows for each of the three years in the period ended
April  30,  2007,  in  conformity  with  U.S.  generally   accepted   accounting
principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole,  presents  fairly in all  material  respects  the  information  set forth therein.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting   Oversight  Board  (United  States),   the  effectiveness  of  AMREP
Corporation's and Subsidiaries'  internal control over financial reporting as of
April 30, 2007,  based on "Criteria  established in Internal  Control-Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission  (COSO)" and our report dated July 16, 2007  expressed an unqualified opinion on management's  assessment of the effectiveness of AMREP  Corporation's internal  control over  financial  reporting and an  unqualified  opinion on the effectiveness of AMREP Corporation's internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Davenport, Iowa
July 16, 2007

                       AMREP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2007 AND 2006
                          (Dollar amounts in thousands)

                      ASSETS                                       2007                       2006
                      ------                            -----------------------    -----------------------

CASH AND CASH EQUIVALENTS                                  $      42,102              $      46,882

RECEIVABLES, net:
   Real estate operations                                         25,117                     14,592
   Media services operations                                      47,825                     37,140
                                                         -----------------------    -----------------------
                                                                  72,942                     51,732

REAL ESTATE INVENTORY                                             46,584                     47,533

INVESTMENT ASSETS, net                                            12,165                     11,586

PROPERTY, PLANT AND EQUIPMENT, net                                30,518                     10,879

INTANGIBLE AND OTHER ASSETS, net                                  34,014                     15,238

GOODWILL                                                          54,334                      5,191
                                                         -----------------------    -----------------------

    TOTAL ASSETS                                           $     292,659              $     189,041
                                                         =======================    =======================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      $      83,557              $     39,382
DEFERRED REVENUE                                                   4,352                     7,741

NOTES PAYABLE:
   Amounts due within one year                                     5,297                     1,673
   Amounts subsequently due                                       27,002                     4,343
                                                         -----------------------    -----------------------
                                                                  32,299                     6,016

TAXES PAYABLE                                                         55                     4,548
DEFERRED INCOME TAXES                                             11,149                     9,150
ACCRUED PENSION COST                                               1,243                     3,234
                                                         -----------------------    -----------------------

    TOTAL LIABILITIES                                            132,655                    70,071
                                                         -----------------------    -----------------------

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value;
    shares authorized - 20,000,000; shares issued -  7,419,704 at
    April 30, 2007 and 7,417,204 at April 30, 2006                   742                       742
   Capital contributed in excess of par value                     46,085                    45,771
   Retained earnings                                             121,333                    81,875
   Accumulated other comprehensive loss, net                      (2,862)                   (4,072)
   Treasury stock, 766,092 shares at April 30, 2007 and
    773,592 shares at April 30, 2006, at cost                     (5,294)                   (5,346)
                                                         -----------------------    -----------------------
    TOTAL SHAREHOLDERS' EQUITY                                   160,004                   118,970
                                                         -----------------------    -----------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     292,659              $    189,041
                                                         =======================    =======================

                                  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                                               Year Ended April 30,
                                                      -------------------------------------------------------------------------
                                                              2007                      2006                      2005
                                                      ---------------------     ---------------------      --------------------
   REVENUES:
      Real estate land sales                            $    95,825               $    57,810                $    36,154

      Media services operations                             100,505                    88,463                     96,913

      Interest and other                                      8,509                     2,023                      1,439
                                                      ---------------------     ---------------------      --------------------

                                                            204,839                   148,296                    134,506
                                                      ---------------------     ---------------------      --------------------

   COSTS AND EXPENSES:
      Real estate land sales                                 31,154                    26,732                     16,105
      Operating expenses:
        Media services operations                            85,262                    73,956                     79,324
        Real estate commissions and selling                   1,404                     1,427                      1,863
        Other                                                 1,376                     1,114                      1,453

      General and administrative:
        Media services operations                             9,235                     7,686                      8,507
        Real estate operations and corporate                  5,038                     4,310                      3,680
      Interest expense, net of capitalized amounts              702                       344                        660
                                                      ---------------------     ---------------------      --------------------

                                                            134,171                   115,569                    111,592
                                                      ---------------------     ---------------------      --------------------

   INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                    70,668                    32,727                     22,914

   PROVISION FOR INCOME TAXES FROM
      CONTINUING OPERATIONS                                  23,971                    10,233                      7,326
                                                      ---------------------     ---------------------      --------------------

   INCOME FROM CONTINUING OPERATIONS                         46,697                    22,494                     15,588

   INCOME (LOSS) FROM OPERATIONS OF
      DISCONTINUED BUSINESS (NET OF
      INCOME TAXES)                                          (1,591)                    3,556                        (63)
                                                      ---------------------     ---------------------      --------------------

   NET INCOME                                           $    45,106               $    26,050                $    15,525
                                                      =====================     =====================      ====================

   EARNINGS PER SHARE FROM CONTINUING
      OPERATIONS                                        $      7.02               $      3.39                $      2.36
   EARNINGS (LOSS) PER SHARE FROM
      DISCONTINUED OPERATIONS                                 (0.24)                      .54                      (0.01)
                                                      ---------------------     ---------------------      --------------------

   EARNINGS PER SHARE - BASIC AND DILUTED               $      6.78              $       3.93                $      2.35
                                                      =====================     =====================      ====================

   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                      6,650                     6,633                      6,616
                                                      =====================     =====================      ====================

                                   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                           Capital                    Accumulated       Treasury
                                      Common Stock     Contributed in                    Other           Stock,
                                  -------------------     Excess of     Retained     Comprehensive         at
                                   Shares     Amount      Par Value     Earnings          Loss            Cost         Total
                                  -------    --------  ---------------  ---------    -------------     ----------    -----------

BALANCE, April 30, 2004            7,409     $    741  $     45,133     $ 69,815     $    (4,614)      $  (5,553)    $ 105,522

  Net income                           -            -             -       15,525               -               -        15,525

  Other comprehensive
   (loss)                              -            -             -            -          (1,362)              -        (1,362)
                                                                                                                     -----------                                                                                                                                                        -------------------

  Total comprehensive
    income                                                                                                              14,163
                                                                                                                     -----------

  Cash dividends, $0.40
    per share                          -            -             -       (2,645)              -               -        (2,645)

  Issuance of stock under
    Directors' Plan                    -            -           227            -               -             103           330

  Exercise of stock options            6            -            35            -               -               -            35
                                  -------    --------  ---------------  ---------    -------------     ----------    -----------

BALANCE, April 30, 2005            7,415          741        45,395       82,695          (5,976)         (5,450)      117,405

  Net income                           -            -             -       26,050               -               -        26,050

  Other comprehensive
    income                             -            -             -            -           1,904               -         1,904
                                                                                                                     -----------

  Total comprehensive
    income                                                                                                              27,954
                                                                                                                     -----------

  Cash dividends, $4.05 per
    share                              -            -             -      (26,870)              -               -       (26,870)

  Issuance of stock under
    Directors' Plan                    -            1           336            -               -             104           441

  Exercise of stock options            2            -            40            -               -               -            40
                                  -------    --------  ---------------  ---------    -------------     ----------    -----------

BALANCE, April 30, 2006            7,417          742        45,771       81,875          (4,072)         (5,346)      118,970

  Net income                           -            -             -       45,106               -               -        45,106

  Other comprehensive
    income                             -            -             -            -           1,210               -         1,210
                                                                                                                     -----------

  Total comprehensive
    income                                                                                                              46,316
                                                                                                                     -----------

  Cash dividends, $0.85 per
    share                              -            -             -       (5,648)              -               -        (5,648)

  Issuance of stock under
    Directors' Plan                    -            -           287            -               -              52           339

  Exercise of stock options            3            -            27            -               -               -            27
                                  -------    --------  ---------------  ---------    -------------     ----------    -----------

BALANCE, April 30, 2007            7,420      $   742   $    46,085      $121,333     $   (2,862)       $ (5,294)    $ 160,004
                                  =======    ========  ===============  =========    =============     ==========    ===========

                                   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                        AMREP CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)
                                                                                         Year Ended April 30,
                                                                    ----------------------------------------------------------------
                                                                           2007                    2006                 2005
                                                                    ------------------     -------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $        45,106          $      26,050        $       15,525
 Adjustments to reconcile net income
  to net cash provided by operating activities-
  Depreciation and amortization                                                7,319                  5,568                 5,343
  Non-cash credits and charges:
    Gain on disposition of assets                                             (4,115)                (5,345)                    -
    Provision for doubtful accounts                                             (227)                  (104)                 (172)
    Pension accrual                                                               26                    627                   303
    Stock based compensation - Directors' Plan                                   339                    441                   330
  Changes in assets and liabilities, excluding the effect of acquisitions:
    Receivables                                                              (10,901)                 4,202                (8,388)
    Real estate inventory                                                      1,064                  6,942                (1,258)
    Other assets                                                              (1,852)                (4,027)               (2,876)
    Accounts payable and accrued expenses, and deferred revenue               33,156                  3,400                 1,499
    Taxes payable                                                             (4,493)                 2,328                   353
    Deferred income taxes                                                      3,267                  1,764                 1,333
                                                                    ------------------     -------------------   -------------------
      Net cash provided by operating activities                               68,689                 41,846                11,992
                                                                    ------------------     -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures - property, plant, and equipment                        (1,797)                (3,683)               (3,060)
 Capital expenditures - investment assets                                     (2,870)                  (213)               (1,885)
 Deposit from condemnation of Utility Company                                      -                      -                 7,000
 Proceeds from disposition of assets                                           6,173                  4,057                   190
 Acquisitions, net of cash acquired                                          (95,636)                     -                  (100)
                                                                    ------------------     -------------------   -------------------
      Net cash provided by (used in) investing activities                    (94,130)                   161                 2,145
                                                                    ------------------     -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing                                                 81,255                 29,162                25,596
 Principal debt payments                                                     (54,973)               (35,200)              (26,185)
 Exercise of stock options                                                        27                     40                    35
 Cash dividends                                                               (5,648)               (26,870)               (2,645)
                                                                    ------------------     -------------------   -------------------
      Net cash provided by (used in) financing activities                     20,661                (32,868)               (3,199)
                                                                    ------------------     -------------------   -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (4,780)                 9,139                10,938
CASH AND CASH EQUIVALENTS, beginning of year                                  46,882                 37,743                26,805
                                                                    ------------------     -------------------   -------------------
CASH AND CASH EQUIVALENTS, end of year                               $        42,102          $      46,882        $       37,743
                                                                    ==================     ===================   ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amounts capitalized                          $           735          $         377        $          568
                                                                    ==================     ===================   ===================

 Income taxes paid - net of refunds                                  $        24,261          $       8,230        $        6,817
                                                                    ==================     ===================   ===================
 Non-cash transactions:
  Note payable for acquisition of distribution contracts             $             -          $           -        $        1,170
  Foreclosure on land sale contract                                  $             -          $       1,795        $            -
  Transfer of development costs from inventory to investment assets  $             -          $         262        $            -
                                                                    ==================     ===================   ===================

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

         Fiscal Year
         -----------

The Company's  fiscal year ends on April 30. All  references  to 2007,  2006 and
2005 mean the  fiscal  years  ended  April 30,  2007,  2006 and 2005  unless the context otherwise indicates.

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

The Company has also  entered  into  certain  sales that  require the Company to complete specified  development work subsequent to closing.  In such situations, sales are recorded under the percentage-of-completion  method. Revenues and cost of sales are recorded as development  work is performed  based on the percentage that incurred  costs to date bear to the Company's  estimates of total costs and contract value.  Cost estimates include direct and indirect costs such as labor, materials and overhead. If a contract extends over an extended period, revisions in cost estimates during the progress of work would have the effect of adjusting earnings  applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss,  provision is made for the total anticipated  loss in the  current  period.  Consideration  received in excess of amounts recognized as land sale revenues is accounted for as deferred revenue.

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

Force ("EITF") Issue No. 99-19,  "Reporting  Revenue Gross as a Principal versus
Net as an Agent",  certain  reimbursed  postage costs are accounted for on a net basis.  Newsstand  Distribution  Services revenues represent  commissions earned from the distribution of publications for client  publishers and are recorded by the  Company at the time the  publications  go on sale at the retail  level,  in accordance with SFAS No. 48, "Revenue  Recognition When Right of Return Exists".
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

Revenue  recognition  and related  receivables  for the  Newsstand  Distribution
Services  business is based on estimates of allowances  for magazine  returns to the Company  from  wholesalers  and the  offsetting  return of  magazines by the
Company to publishers  for credit and is determined on an  issue-by-issue  basis utilizing historical experience and current sales information.

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

Depreciation  and  amortization  of property,  plant and  equipment are provided principally by the straight-line  method at various rates calculated to amortize the book values of the  respective  assets over their  estimated  useful  lives, which  generally  are 10 years or less for  furniture  and  fixtures  (including equipment) and 25 to 40 years for buildings and improvements.

         Goodwill
         --------

Goodwill is the excess of amounts  paid for business  acquisitions  over the net fair value of the assets  acquired and  liabilities  assumed.  Goodwill arose in connection with the  acquisitions  of Kable News Company,  Inc. in 1969 and Palm
Coast Data Holdco, Inc. in 2007 (see Note 2).

Goodwill is not amortized,  but is reviewed for impairment at least annually. An impairment charge is generally  recognized only when the estimated fair value of a reporting unit,  including goodwill,  is less than its carrying amount. If the estimated fair value of the reporting unit is allocated to the fair value of all the assets in the reporting unit, the amount  allocated to goodwill that is less than the carrying amount will require an impairment  charge in the amount of the deficit,  if any exists.  Based on a review completed in April 2007, the Company believes that no goodwill impairment existed at April 30, 2007.

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

         Stock options
         -------------

The Company  adopted SFAS No. 123(R),  "Share-Based  Payment",  effective May 1,
2006. SFAS No. 123(R)  requires the Company to recognize  expense related to the fair value of share-based  compensation awards,  including employee and director stock grants and options.

The  Company  had issued  stock  options  to  non-employee  directors  under the
Non-Employee  Directors  Option Plan that was  terminated in 2006 (see Note 10).
Stock options granted prior to the adoption of SFAS 123(R) have been issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly,  no compensation expense has been recognized with respect to the stock option plan in the years 2006 and prior.  In addition,  under SFAS No.
123(R) the  compensation  expense was not material to the results of  operations for 2007.

         Pension plan
         ------------

In September  2006, the Financial  Accounting  Standards  Board ("FASB")  issued
Statement No. 158 ("SFAS No. 158"),  "Employers'  Accounting for Defined Benefit
Pension and Other Postretirement Plans", an amendment of FASB Statement Nos. 87,
88, 106 and 132R.  SFAS No. 158 requires the  recognition of the  over-funded or under-funded  status of a  defined  benefit  postretirement  plan as an asset or liability  in the  statement  of  financial  position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS
No. 158 also  requires the funded status of a plan be measured as of the date of
its  year-end  statement  of  financial   position.   The  Company  adopted  the

recognition,  disclosure and measurement  provisions of SFAS No. 158 as of April
30, 2007,  which did not have a material  effect on the  Company's  consolidated financial position, results of operations or cash flows.

         Comprehensive income (loss)
         ---------------------------

Comprehensive  income  (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources.  Comprehensive income
(loss) is the total of net income and other  comprehensive  income  (loss) that, for the Company,  is comprised  entirely of the minimum pension liability net of the related deferred income taxes.

         Management's estimates and assumptions
         --------------------------------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting   principles   generally  accepted  in  the  United  States  requires
management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant  estimates that affect the  financial  statements  include,  but are not limited to, real estate inventory  valuation and related  revenue  recognition,  allowances for magazine returns and  doubtful  accounts,  the  recoverability  of  long-term  assets and
amortization  periods,   goodwill  impairment,   pension  plan  assumptions  for
determination of benefit obligations and legal contingencies.  The Company bases its  significant  estimates  on  historical  experience  and  on  various  other assumptions  that management  believes are reasonable  under the  circumstances.
Actual results could differ from these  estimates;  however,  there have been no material  changes made to the Company's  accounting  estimates in the past three years.

         New and Emerging Accounting Standards
         -------------------------------------

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting
for  Uncertainty  in  Income  Taxes".   FIN  48  clarifies  the  accounting  for
uncertainty in income taxes recognized in the Company's financial  statements in accordance  with FASB  Statement  No.  109,  "Accounting  for Income  Taxes" and
provides  guidance for  recognizing  and measuring tax positions  taken or those expected to be taken in a tax return that directly or indirectly  affect amounts reported in the financial  statements.  FIN 48 also provides accounting guidance for related income tax effects of tax positions that do not meet the recognition threshold specified in this interpretation. FIN 48 is effective for fiscal years beginning  after  December 15, 2006.  The Company is currently in the process of assessing the impact of FIN 48. Based on the Company's  preliminary analysis, it anticipates  that the adoption of FIN 48 on May 1, 2007 will not have a material impact  on  its  financial  position,  results  of  operations  or  cash  flows.
Identified  uncertain tax benefits have been  previously  recognized  under FASB
Statement No 5,  "Accounting  for  Contingencies",  or FASB  Statement  No. 109,
"Accounting for Income Taxes".

In September  2006,  the FASB issued  Statement No. 157 ("SFAS No. 157"),  "Fair
Value  Measurements,  which  defines  fair value,  establishes  a framework  for measuring fair value and expands disclosure of fair value measurements. SFAS No.
157 applies under  accounting  pronouncements  that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.
SFAS No. 157 is effective for fiscal years  beginning  after  November 15, 2007, and  interim  periods  within  those  fiscal  years.  The  Company is  currently evaluating  the impact that the adoption of this Statement  effective  April 30,
2008 will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159 ("SFAS No. 159"),  "The Fair
Value  Option for  Financial  Assets and  Financial  Liabilities  - Including an
amendment of FASB Statement No. 115", which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity  to mitigate  volatility  in earnings  caused by  measuring  related
assets  and  liabilities   differently  without  having  to  apply  the  complex
provisions of hedge  accounting.  Certain  specified  items are eligible for the irrevocable fair value  measurement  option as established by SFAS No. 159. SFAS
No. 159 is  effective  as of the  beginning  of an  entity's  first  fiscal year beginning  after  November  15,  2007.  Early  adoption is  permitted  as of the beginning of a fiscal year that begins on or before  November 15, 2007  provided the entity also elects to apply the  provisions of FASB Statement No. 157, "Fair
Value  Measurements".  The Company is currently  evaluating  the impact that the adoption  of this  Statement  will have on its  financial  position,  results of operations and cash flows.

The Company will monitor these  emerging  issues to assess any potential  future impact on its consolidated financial statements.

(2)      ACQUISITIONS:
         -------------

On January 16, 2007, the Company,  through a newly created subsidiary  ("Newco")
of Kable,  completed the acquisition (the "Acquisition") of 100% of the stock of
Palm Coast Data Holdco,  Inc ("Holdco"),  which,  through its  subsidiary,  Palm
Coast  Data LLC ("Palm  Coast  Data";  Holdco  and Palm Coast Data are  referred herein  collectively  as  "Palm  Coast"),  is a major  provider  of  fulfillment services for magazine  publishers and others.  The  Acquisition  was intended to complement  and add service  capability  to the Company's  existing  fulfillment services  business.  The Acquisition  was completed  pursuant to the terms of an
Agreement  and Plan of Merger dated as of November 7, 2006 that provided for the
Acquisition  to occur by the merger of Newco with and into  Holdco,  with Holdco surviving  the  merger.  As a result of the  merger,  Palm  Coast Data is now an indirect  wholly-owned  subsidiary  of Kable  Media  Services,  Inc.  The merger consideration  was  financed  with  existing  cash and  borrowings  and  totaled approximately $95,600,000. The transaction has been accounted for as a purchase, and  the  results  of  operations  of  Palm  Coast  have  been  included  in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma consolidated  information reflects the results of the Company's  operations as if the Acquisition had occurred at the beginning of 2007 and 2006.  These pro forma results are not  necessarily an indication of what may be expected to occur in future periods (in thousands,  except per share data):

                                                   Year ended April 30,
                                           ------------------------------------
                                                 2007                2006
                                           ---------------     ----------------

   Revenue                                   $    241,876        $    197,896
   Net income                                $     44,931        $     26,153
   Earnings per share-basic and diluted      $       6.76        $       3.94

The  allocation  of the  purchase  price  of  Palm  Coast  to net  tangible  and identifiable  intangible  assets was based on their  estimated fair values as of
January 16, 2007,  determined using valuations and other studies.  The excess of the purchase price plus estimated fees and expenses  related to the  Acquisition over the net  tangible  and  identifiable  intangible  assets was  allocated  to goodwill.  The  purchase  price  (including  closing  costs and  excluding  cash acquired) has been allocated as follows (in thousands):

        Receivables                               $   10,082
        Property, plant and equipment                 22,886
        Deferred taxes, net                            2,075
        Deferred order entry costs                     1,636
        Customer contracts and relationships          15,000
        Goodwill                                      49,143
        Accounts payable and accrued expenses         (7,631)
        Other assets                                   2,445
                                                 --------------
                                                  $   95,636
                                                 ==============

The useful lives of the  intangible  assets  acquired  are as follows:  deferred order entry costs - one year;  customer  contracts and relationships - 12 years;
and goodwill - indefinite.  The goodwill recognition of $49,143,000 is primarily related to the anticipated future earnings and cash flows of Palm Coast.

In November 2004, Kable's Distribution Services subsidiary purchased a portfolio of magazine  distribution  contracts for a total purchase price of approximately
$1,270,000,  consisting of cash ($100,000) and a note payable ($1,170,000).  The purchase price was  capitalized  and is included in Intangible and Other Assets, net, on the accompanying balance sheets.

(3)      RECEIVABLES:
         ------------

Receivables consist of:                                                     April 30,
                                                               -------------------------------------
                                                                     2007                 2006
                                                               ----------------    -----------------
                                                                            (Thousands)
Real estate operations:
   Mortgage and other receivables                               $      25,165       $     14,688
   Allowance for doubtful accounts                                        (48)               (96)
                                                               ----------------    -----------------
                                                                $      25,117       $     14,592
                                                               ================    =================
Media services operations (maturing within one year):
   Fulfillment services                                         $      29,606       $     20,266
   Newsstand Distribution Services, net of estimated returns           19,550             18,409
                                                               ----------------    -----------------
                                                                       49,156             38,675
   Allowance for doubtful accounts                                     (1,331)            (1,535)
                                                               ----------------    -----------------
                                                                $      47,825       $     37,140
                                                               ================    =================

The Company  extends  credit to various  companies  in its real estate and media services  businesses  that may be  affected  by  changes  in  economic  or other external  conditions.  Financial  instruments  that may potentially  subject the
Company to a significant concentration of credit risk primarily consist of trade accounts  receivable  from  wholesalers in the magazine  distribution  industry.
Approximately  43% and 47% of media  services net accounts  receivable  were due from  three  customers  at  April  30,  2007  and  2006.  As  a  result  of  the concentration of accounts  receivable in three  customers,  the Company could be adversely  affected by adverse  changes in their  financial  condition  or other factors negatively  affecting these companies.  As industry practices allow, the
Company's  policy is to  manage  its  exposure  to credit  risk  through  credit approvals  and limits and, on occasion  (particularly  in  connection  with real estate land  sales),  the taking of  collateral.  The Company  also  provides an allowance  for  doubtful  accounts  for  potential  losses  based  upon  factors surrounding the credit risk of specific  customers,  historical trends and other financial and non-financial information.

Real estate  mortgage  receivables  bear  interest at rates ranging from 8.5% to
10.25% and result  primarily  from land sales.  Maturities  of principal on real estate receivables at April 30, 2007 were as follows: 2008 - $13,446,000; 2009 -
$11,666,000; 2010 - $0; 2011 - $0; 2012 - $53,000.

Because  the   publications   distributed  by  Kable  are  sold  throughout  the
distribution  chain on a  fully-returnable  basis in accordance  with prevailing industry  practice,  the Company provides for estimated returns from wholesalers at the time the  publications  go on sale by charges to income that are based on historical  experience  and  most  recent  sales  data  for  publications  on an issue-by-issue  basis, and then  simultaneously  provides for estimated  credits from  publishers  for  the  related  returns.  Newsstand  Distribution  Services accounts receivable are net of estimated magazine returns of $52,275,000 in 2007 and $54,071,000 in 2006. In addition,  pursuant to an arrangement that commenced in April 2006 with one publisher customer of the Newsstand Distribution Services business,  the publisher  bears the ultimate  credit risk of  non-collection  of amounts due from the customers to which the Company  distributed the publisher's
magazines  under  this  arrangement.   Accounts   receivable   subject  to  this
arrangement  were netted  ($21,106,000  and $20,368,000 were netted at April 30,
2007 and 2006)  against the related  accounts  payable due the  publisher on the accompanying balance sheets. Media services operations receivables collateralize
line-of-credit   arrangements  utilized  for  the  Newsstand   Distribution  and
Fulfillment Services operations (see Note 9).

Media Services  operations  provide  services to publishing  companies  owned or controlled  by a  major  shareholder  and  member  of the  Board  of  Directors.
Commissions  and  other  revenues  earned  on  these  transactions   represented
approximately  1% of  consolidated  revenues  in  2007  and  2% of  consolidated revenues in 2006 and 2005.

(4)      REAL ESTATE INVENTORY:
         ----------------------

Real  estate  inventory  consists  of land  and  improvements  held  for sale or development.  Accumulated  capitalized  interest  costs  included in real estate inventory at April 30, 2007 and 2006 were  $2,293,000 and  $2,644,000.  Interest costs capitalized during 2007, 2006 and 2005 were $469,000, $21,000 and $65,000.
Accumulated  capitalized real estate taxes included in the inventory of land and improvements  at April 30, 2007 and 2006 were  $1,887,000 and  $2,191,000.  Real estate taxes  capitalized  during 2007, 2006 and 2005 were $18,000,  $16,000 and
$18,000.  Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $357,000, $662,000 and $883,000 in 2007, 2006 and
2005, and $64,000 was charged to commercial rental properties in 2005.

Substantially all of the Company's real estate assets are located in or adjacent to Rio Rancho,  New Mexico.  As a result of this geographic  concentration,  the
Company could be affected by changes in economic conditions in that region.

(5)      INVESTMENT ASSETS:
         ------------------

Investment assets consist of:
                                                                            April 30,
                                                               -------------------------------------
                                                                     2007                 2006
                                                               ----------------    -----------------
                                                                            (Thousands)

Land held for long-term investment                              $       9,039       $      6,800
                                                               ----------------    -----------------
Commercial rental properties:
    Land, buildings and improvements                                    3,535              7,051
    Furniture and fixtures                                                 42                216
                                                               ----------------    -----------------
                                                                        3,577              7,267
    Less accumulated depreciation                                        (451)            (2,481)
                                                               ----------------    -----------------
                                                                        3,126              4,786
                                                               ----------------    -----------------
                                                                $      12,165       $     11,586
                                                               ================    =================

Land held for long-term investment represents property located in areas that are not planned to be  developed  in the near term and thus has not been offered for sale.

Depreciation  of investment  assets charged to operations  amounted to $179,000,
$209,000 and $140,000 in 2007, 2006 and 2005.

(6)      PROPERTY, PLANT AND EQUIPMENT:
         ------------------------------

Property, plant and equipment consist of:
                                                                            April 30,
                                                               -------------------------------------
                                                                     2007                 2006
                                                               ----------------    -----------------
                                                                            (Thousands)

Land, buildings and improvements                                $      17,217       $      4,397
Furniture and equipment                                                41,778             30,117
Other                                                                      75                 96
                                                               ----------------    -----------------
                                                                       59,070             34,610
Less accumulated depreciation                                         (28,552)           (23,731)
                                                               ----------------    -----------------
                                                                $      30,518       $     10,879
                                                               ================    =================

Depreciation of property,  plant and equipment charged to operations amounted to
$4,983,000, $4,222,000 and $4,001,000 in 2007, 2006 and 2005.

(7)      INTANGIBLE AND OTHER ASSETS:
         ----------------------------

Intangible and other assets consist of:

                                                    April 30, 2007                                April 30, 2006
                                        ---------------------------------------       ----------------------------------------
                                                                            (Thousands)
                                                                Accumulated                                     Accumulated
                                             Cost               Amortization                 Cost               Amortization
                                        ---------------       -----------------        -----------------      ----------------

Software development costs                $     9,461           $       1,758            $     7,787            $        689
Deferred order entry costs                      5,837                       -                  3,872                       -
Prepaid expenses                                3,302                       -                  2,137                       -
Customer contracts and relationships           15,000                     364                      -                       -
Other                                           5,118                   2,582                  3,841                   1,710
                                        ---------------       -----------------        -----------------      ----------------
                                          $    38,718           $       4,704            $    17,637            $      2,399
                                        ===============       =================        =================      ================

Software   development   costs  include  internal  and  external  costs  of  the
development  of new or enhanced  software  programs and are generally  amortized over five  years.  Deferred  order  entry  costs  represent  costs  incurred  in connection with the data entry of customer subscription information to data base files and are charged  directly to operations over a 12-month  period.  Customer contracts  and  relationships  are  based  on an  independent  appraisal  of the purchase  price  allocation of Palm Coast (see Note 2) and are amortized over 12 years.

Amortization  related  to  deferred  charges  was  $2,157,000,   $1,137,000  and
$1,202,000 in 2007,  2006 and 2005.  Amortization of Intangible and other assets for  each  of  the  next  five  years  is  estimated  to be as  follows:  2008 -
$3,685,000;  2009 - $3,588,000; 2010 - $3,376,000; 2011 - $2,825,000; and 2012 -
$1,986,000.

(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
         --------------------------------------

Accounts payable and accrued expenses consist of:
                                                                            April 30,
                                                               -------------------------------------
                                                                     2007                 2006
                                                               ----------------    -----------------
                                                                            (Thousands)

Publisher payables, net                                         $      63,759       $     27,273
Accrued expenses                                                        6,803              4,320
Trade payables                                                          3,701              2,602
Other                                                                   9,294              5,187
                                                               ----------------    -----------------
                                                                $      83,557       $     39,382
                                                               ================    =================

Pursuant  to  an  arrangement  with  a  publisher   customer  of  the  Newsstand
Distribution  Services  business that  commenced in April 2006,  the Company has netted  $21,106,000 and $20,368,000 of accounts  receivable  against the related accounts payable at April 30, 2007 and 2006 (See Note 3).

(9)      NOTES PAYABLE:
         --------------
Notes payable consist of:
                                                                            April 30,
                                                               -------------------------------------
                                                                     2007                 2006
                                                               ----------------    -----------------
                                                                            (Thousands)
   Line-of-credit borrowings:
     Real estate operations                                     $       6,000       $          -
     Media services operations                                         11,905              2,377
   Real estate operations term loan                                    10,559                  -
   Other notes payable                                                  3,835              3,639
                                                               ----------------    -----------------
                                                                $      32,299       $      6,016
                                                               ================    ================

Maturities of principal on notes  outstanding at April 30, 2007 were as follows:
2008 - $5,297,000; 2009 - $14,297,000;  2010 - $734,000; 2011 - $11,938,000; and
2012 - $33,000

         Lines-of-credit and other borrowings
         ------------------------------------

In January 2007, AMREP Southwest entered into a new loan agreement that replaced a prior loan  agreement  entered into in September  2006. The new loan agreement added a $14,180,000  term loan facility to the unsecured  $25,000,000  revolving credit facility provided in the September 2006 agreement.

The revolving credit facility matures  September 17, 2008 and is used to support real estate  development in New Mexico.  Borrowings  bear annual interest at the borrower's option at (i) the prime rate (8.25% at April 30, 2007) less 1.00%, or
(ii) the 30-day LIBOR rate plus 1.65%  (6.97% at April 30,  2007) if  borrowings are less than  $10,000,000 or plus 1.50% if borrowings are $10,000,000 or above.
At April 30, 2007, the outstanding  balance of the revolving credit facility was
$6,000,000  with an interest rate of 6.97%.  The term loan bears annual interest at the 30-day LIBOR rate plus 1.75% (7.07% at April 30, 2007),  matures December
15, 2008 and is secured by certain of the borrower's  notes receivable from real estate  sales.  The  term  loan  requires  prepayment  in  an  amount  equal  to collections  on the notes  receivable  held as collateral  and the amount of any that have  experienced  payment  defaults.  At April 30, 2007,  the  outstanding balance of the term loan was $10,559,000.  The loan agreement  contains a number of restrictive covenants, including one that requires the borrower to maintain a minimum tangible net worth.

In connection  with the completion of the  acquisition of Palm Coast,  Kable and certain of its direct and indirect  subsidiaries  entered into a Second  Amended and Restated Loan and Security  Agreement  with a bank (the "Present  Kable Loan
Agreement"). Certain of Kable's direct and indirect subsidiaries were previously parties to an Amended and Restated Loan and Security Agreement dated as of April
28, 2005, as amended (the "Prior Kable Loan Agreement"), with the same bank. The
Prior Kable Loan Agreement  consisted of several revolving credit facilities and capital expenditure lines of credit.

The Present  Kable Loan  Agreement  amended the Prior Kable Loan  Agreement  and canceled certain of the existing credit facilities, consolidated in part certain of the revolving credit  facilities and existing term debt and added Kable Media
Services,  Inc. and Palm Coast as additional  borrowers.  The credit  facilities under the Present Kable Loan Agreement  consist of: (i) a revolving  credit loan and  letter  of  credit  facility  in an  aggregate  principal  amount  of up to
$35,000,000  ("Facility  A"),  a  portion  of which was used to fund part of the merger  consideration  for the  acquisition of Palm Coast,  and the remainder of which may be used for  working  capital  purposes;  (ii) a secured  term loan of approximately  $3,000,000  ("Facility B"); (iii) a capital  expenditure  line of credit in an amount of up to $1,500,000 to finance new equipment ("Facility C");
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

The  Facility A, C and D loans  mature in May 2010 and bear  annual  interest at fluctuating  rates that,  at the  borrowers'  option,  may be either (i) reserve adjusted  LIBOR  rates  (5.3%  at April  30,  2007)  plus a  margin  established quarterly of from 1.5% to 2.5% dependent on the borrowers' funded debt to EBITDA ratio,  as defined in the Present  Kable Loan  Agreement,  or (ii) the  Lender's
prime rate (8.25% at April 30, 2007).  The Facility B loan matures  December 31,
2009 and  bears  annual  interest  at a rate of 6.4%.  At April  30,  2007,  the outstanding  balance under Facility A was  $11,905,178  with an interest rate of
7.30%, and the outstanding balance under Facility B was $2,699,000 (included in

Other notes  payable) with an interest rate of 6.40%.  There were no outstanding balances for Facilities C and D as of April 30, 2007.

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

Other notes  payable  consist of  equipment  financing  loans and a note payable related to the  acquisition of  distribution  contracts with a weighted  average interest rate of 5.8% at April 30, 2007.

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

Net periodic pension cost for 2007, 2006 and 2005 was comprised of the following components:

                                                                           Year Ended April 30,
                                                    -----------------------------------------------------------------------
                                                           2007                      2006                      2005
                                                    --------------------     ---------------------     --------------------
                                                                                (Thousands)
  Interest cost on projected
     benefit obligation                               $       1,789            $       1,780             $       1,817
  Expected return on assets                                  (2,224)                  (1,994)                   (2,064)
  Plan expenses                                                 180                      212                       124
  Recognized net actuarial loss                                 325                      629                       426
                                                    --------------------     ---------------------     --------------------
  Total cost recognized in pretax income                         70                      627                       303
  Cost (benefit) recognized in pretax other
      comprehensive income                                   (2,017)                  (3,173)                    2,271
                                                    --------------------     ---------------------     --------------------
                                                      $      (1,947)           $      (2,546)            $       2,574
                                                    ====================     =====================     ====================

The estimated  net loss,  transition  obligation  and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic  benefit  cost  over the next  fiscal  year  are  $149,000,  $0 and $0, respectively.

Assumptions  used in  determining  net  periodic  pension  cost and the  benefit obligations were:

                                                                             Year Ended April 30,
                                                    ------------------------------------------------------------------------
                                                           2007                      2006                      2005
                                                    --------------------     ---------------------     ---------------------

   Discount rate                                           5.75%                     5.75%                     5.75%
   Expected long-term rate of return
      on assets                                             8.0%                      8.0%                      8.0%

The following  table sets forth changes in the plan's  benefit  obligations  and assets,  and  summarizes  components  of  amounts  recognized  in the  Company's consolidated balance sheets:

                                                                                  April 30,
                                                    ------------------------------------------------------------------------
                                                          2007                      2006                      2005
                                                    --------------------     ---------------------     ---------------------
                                                                                 (Thousands)
  Change in benefit obligation:
      Benefit obligation at beginning of year         $      32,159            $      31,808             $      30,048
      Interest cost                                           1,789                    1,780                     1,817
      Actuarial (gain) loss                                    (757)                     418                     1,821
      Benefits paid                                          (1,908)                  (1,847)                   (1,878)
                                                    --------------------     ---------------------     ---------------------
      Benefit obligation at end of year               $      31,283            $      32,159             $      31,808
                                                    --------------------     ---------------------     ---------------------

  Change in plan assets:
      Fair value of plan assets at beginning of year  $      28,925            $      26,028             $      26,842
      Contributions                                              44                        -                         -
      Actual return on plan assets                            3,125                    4,924                     1,276
      Benefits paid                                          (1,908)                  (1,847)                   (1,878)
      Plan expenses                                            (146)                    (180)                     (212)
                                                     --------------------     ---------------------     ---------------------
       Fair value of plan assets at end of year       $      30,040            $      28,925             $      26,028
                                                     --------------------     ---------------------     ---------------------

  Funded status:
      Benefit obligation in excess of plan assets     $      (1,243)           $      (3,234)            $      (5,780)
      Unrecognized net actuarial loss                         4,771                    6,788                     9,961
                                                     --------------------     ---------------------     ---------------------
      Net asset (liability) recognized in the
         balance sheets                               $      (3,528)           $       3,554             $       4,181
                                                     ====================     =====================     =====================

  Amounts recognized on the balance sheets:
      Accrued pension costs                           $      (1,243)           $      (3,234)            $      (5,780)
      Pre-tax accumulated comprehensive loss                  4,771                    6,788                     9,961
                                                     --------------------     ---------------------     ---------------------
                                                      $      (3,528)           $       3,554             $       4,181
                                                     ====================     =====================     =====================

Due to the adoption of SFAS No. 158 as of April 30, 2007,  the funded  status of the  plan is  equal  to the net  liability  recognized  in the  April  30,  2007 consolidated  balance  sheet.  As a result of applying  SFAS No. 158,  there was minimal incremental affect on individual line items in the accompanying  balance sheet,  and no adjustments of retained  earnings and  accumulated  comprehensive income (loss) was required.

The average asset allocation for the retirement plan by asset category was as follows:

                                                                       April 30,
                                                       ------------------------------------------
                                                              2007                    2006
                                                       ------------------     -------------------
     Equity securities                                         79%                    78%
     Fixed income securities                                   19                     19
     Other (principally cash and cash equivalents)              2                      3
                                                       ------------------     -------------------
     Total                                                    100%                   100%
                                                       ==================     ===================

The  Company  recorded  other  comprehensive  income  (loss),  net  of  tax,  of
$1,210,000 in 2007,  $1,904,000 in 2006 and  ($1,362,000) in 2005 to account for the net effect of changes to the unfunded pension liability.

The  investment mix between  equity  securities  and fixed income  securities is based upon achieving a desired return by balancing higher return,  more volatile equity securities and lower return, less volatile fixed income securities.  Plan assets are invested in portfolios of diversified  public-market equity and fixed income  securities.  Investment  allocations are made across a range of markets, industry  sectors,  capitalization  sizes  and,  in the  case  of  fixed  income securities,  maturities and credit quality.  The plan holds no securities of the
Company.

The expected  return on assets for the retirement  plan is based on management's expectation  of  long-term  average  rates  of  return  to be  achieved  by  the underlying investment  portfolios.  In establishing this assumption,  management considers  historical  and expected  returns for the asset  classes in which the plan is invested, as well as current economic and market conditions.

The Company funds the retirement plan according to IRS funding  limitations.  In
2007,  the  Company  contributed  $44,000  to the plan.  No  contributions  were required  in 2006 or 2005.  The  Company  expects  to  contribute  approximately
$200,000 to the retirement plan in fiscal 2008.

The amount of future  annual  benefit  payments is  expected to be between  $2.0 million and $2.3 million in 2007 through 2011, and an aggregate of approximately
$11.3 million is expected to be paid in the five-year period 2012 through 2016.

         Savings and salary deferral plans
         ---------------------------------

The Company has a Savings and Salary  Deferral Plan,  commonly  referred to as a
401(k) plan, in which all full-time  employees (other than Palm Coast employees)
with more than one year of service are eligible to participate and contribute to
through  salary  deductions.   The  Company  may  make  discretionary   matching
contributions,  subject to the approval of its Board of  Directors.  For each of the three years ended April 30,  2007,  the Company  matched  66.67% of eligible employees' contributions up to a maximum of 4% of such employees' compensation.

As a result of the Acquisition,  the Company has a 401(k) plan in which all Palm
Coast employees with more than six months of service are eligible to participate and  contribute to through salary  deductions.  Employees may defer 1% to 20% of pretax wages to the allowed  federal  maximum each  calendar  year.  The Company currently matches 50% of the first 6% of eligible compensation.

The Company's  contributions  to the plans amounted to  approximately  $981,000,
$832,000 and $841,000 in 2007, 2006 and 2005.

         Directors' stock plan
         ---------------------

During  2003,  the  Company  adopted  the AMREP  Corporation  2002  Non-Employee
Directors' Stock Plan and reserved 65,000 shares of common stock for issuance to non-employee  directors.  Under the plan, each  non-employee  director  received
1,250 shares of stock on each March 15 and  September 15 as partial  payment for services rendered.  The expense recorded based upon the fair market value of the stock at time of issuance under this plan was $339,000, $441,000 and $330,000 in
2007,  2006 and 2005 (7,500  shares  issued in 2007 and 15,000  shares issued in each of 2006 and 2005). This plan was terminated in December 2006.

         Equity compensation plan
         ------------------------

In September  2006 the Company  adopted the 2006 Equity  Compensation  Plan (the
"Plan") that  provides for the issuance of up to 400,000  shares of common stock of the Company pursuant to options,  grants or other awards made under the Plan.
As of April 30,  2007,  the Company  issued no options,  grants or other  awards under the Plan.

         Stock option plan
         -----------------

The Company had in effect a stock option plan that  provided  for the  automatic issuance  of  an  option  to  purchase  500  shares  of  common  stock  to  each non-employee  director  annually at the fair market  value at the date of grant.
The options are  exercisable in one year and expire five years after the date of grant.  The Board of Directors  terminated  the plan following the annual grants that were made in September 2005.  Options exercised resulted in the issuance of new shares of common stock.

A summary of activity in the Company's stock option plan is as follows:

                                                                  Year Ended April 30,
                                    -----------------------------------------------------------------------
                                            2007                    2006                      2005
                                    --------------------   -----------------------   ----------------------
                                               Weighted                  Weighted                Weighted
                                     Number     Average     Number        Average      Number     Average
                                       of      Exercise       of         Exercise        of      Exercise
                                     Shares      Price      Shares         Price       Shares      Price
                                     ------      -----      ------         -----       ------      -----
Options outstanding at
  beginning of year                   7,000     $ 18.56      7,000       $ 14.92        9,500    $  9.12

Granted                                   -           -      3,000         24.88        3,000      17.55
Exercised                            (2,500)      15.47     (2,500)        16.13       (5,500)      6.34
Expired or canceled                       -           -       (500)        17.56            -          -
                              -----------------        -----------------          ---------------
Options outstanding at
  end of year                         4,500     $ 20.28      7,000       $ 18.56        7,000    $ 14.92
                              =================        =================          ===============

Available for grant at
  end of year                             -                      -                     12,000
                              =================        =================          ===============

Options exercisable at
  end of year                         4,500                  4,000                      4,000
                              =================        =================          ===============

Range of exercise prices
  for options exercisable
  at end of year              $15.19 to $24.88          $3.95 to $24.88           $3.95 to $17.55
                              =================        =================          ===============

Options  outstanding at April 30, 2007 were  exercisable over a four-year period
beginning  one  year  from  date  of  grant.  The  weighted  average   remaining
contractual  lives of options  outstanding at April 30, 2007, 2006 and 2005 were
3.2,  3.9, and 3.6 years.  The  weighted  average fair value per option share of options  granted  was  $8.07 in 2006 and $5.57 in 2005.  The fair  value of each option  grant  is  estimated  on the  date  of  grant  using  the  Black-Scholes option-pricing  model with the following  weighted-average  assumptions used for grants  in 2006 and 2005:  dividend  yield  2.2%;  expected  volatility  of 42%;
risk-free interest rates of 5.0% and 2.8%; and expected lives of 4 years.

The intrinsic value (the difference  between the price of the underlying  shares and the exercise  price) of options  exercisable at April 30, 2007 was $180,000.
The total intrinsic value of options  exercised during the years ended April 30,
2007, 2006 and 2005 was $122,000, $25,000 and $74,000.

Stock  options  granted  were issued  with an exercise  price at the fair market value of the Company's stock at the date of grant. Accordingly,  no compensation expense was  recognized  with respect to the stock option plan in the years 2006 and prior. In addition,  under SFAS No. 123(R) the compensation  expense was not material to the results of operations for 2007.

(11)     INCOME TAXES:
         -------------

The provision for income taxes consists of the following:

                                                                              Year Ended April 30,
                                                    ------------------------------------------------------------------------
                                                           2007                      2006                      2005
                                                    --------------------     ---------------------     ---------------------
                                                                                 (Thousands)
Current:
    Federal                                              $   18,228              $    9,735              $    5,770
    State and local                                           1,540                     823                     488
                                                    --------------------     ---------------------     ---------------------
                                                             19,768                  10,558                   6,258
                                                    --------------------     ---------------------     ---------------------

Deferred:
    Federal                                                   2,940                   1,587                     928
    State and local                                             328                     176                     103
                                                    --------------------     ---------------------     ---------------------
                                                              3,268                   1,763                   1,031
                                                    --------------------     ---------------------     ---------------------
Total provision for income taxes                         $   23,036              $   12,321              $    7,289
                                                    ====================     =====================     =====================

The provision for income taxes has been allocated as follows:

                                                                              Year Ended April 30,
                                                    ------------------------------------------------------------------------
                                                           2007                      2006                      2005
                                                    --------------------     ---------------------     ---------------------
                                                                                 (Thousands)

Continuing operations                                    $   23,971              $   10,233              $    7,326
Discontinued operations                                        (935)                  2,088                     (37)
                                                    --------------------     ---------------------     ---------------------
Total provision for income taxes                         $   23,036              $   12,321              $    7,289
                                                    ====================     =====================     =====================

The components of the net deferred income tax liability are as follows:

                                                                      April 30,
                                                       ------------------------------------------
                                                              2007                    2006
                                                       ------------------     -------------------
                                                                      (Thousands)
Deferred income tax assets:
     State tax loss carryforwards                        $      3,359              $     3,844
     Accrued pension costs                                        450                    1,302
     Federal NOL carryforward                                   2,895                        -
     Vacation accrual                                           1,236                      859
     Other                                                      1,097                      996
                                                       ------------------     -------------------
     Total deferred income tax assets                           9,037                    7,001
                                                       ------------------     -------------------

Deferred income tax liabilities:
     Real estate basis differences                             (2,181)                  (2,097)
     Reserve for periodical returns                            (1,888)                  (1,434)
     Depreciable assets                                        (4,680)                  (3,485)
     Deferred gains on investment assets                       (5,150)                  (1,450)
     Capitalized costs for financial reporting
       purposes, expensed for tax                              (3,624)                  (4,060)
                                                       ------------------     -------------------
     Total deferred income tax liabilities                    (17,523)                 (12,526)
                                                       ------------------     -------------------

 Valuation allowance for realization of state tax
       loss carry forwards                                     (2,663)                  (3,625)
                                                       ------------------     -------------------
 Net deferred income tax liability                        $   (11,149)             $    (9,150)
                                                       ==================     ===================

The following  table  reconciles  taxes computed at the U.S.  federal  statutory income  tax  rate  from  continuing  operations  to  the  Company's  actual  tax provision:

                                                                              Year Ended April 30,
                                                    ------------------------------------------------------------------------
                                                           2007                      2006                      2005
                                                    --------------------     ---------------------     ---------------------
                                                                                 (Thousands)
Computed tax provision at
   statutory rate                                     $       24,734            $     11,455               $      8,020
Increase (reduction) in tax resulting from:
   State income taxes, net of federal
    income tax effect                                          1,296                     552                        395
   Real estate charitable land contribution                   (1,419)                 (1,543)                    (1,093)
   Other                                                        (640)                   (231)                         4
                                                    --------------------     ---------------------     ---------------------
Actual tax provision                                  $       23,971            $     10,233               $      7,326
                                                    ====================     =====================     =====================

The Company has a federal  net  operating  loss  carryforward  of  approximately
$8,300,000  resulting  from the purchase price  allocation of Palm Coast,  which will begin to expire in the fiscal  year ending  April 30,  2024.  In  addition,
$23,483,000 of goodwill  associated with the Palm Coast acquisition (see Note 2)
is deductible for tax purposes.

The Company also has state net  operating  loss  carryforwards  that will expire beginning in the fiscal year ending April 30, 2008 through  April 30, 2028.  The deferred  tax  asset of  $3,359,000  related  to the state  net  operating  loss carryforwards  expires as follows:  2008 - $42,000; 2009 - $0; 2010 - $0; 2011 -
$17,000; 2012 - $0; and thereafter - $3,300,000.

A valuation  allowance is provided  when it is  considered  more likely than not that certain deferred tax assets will not be realized.  The valuation  allowance relates entirely to net operating loss carryforwards in states where the Company has no current operations.

 (12)    SHAREHOLDERS' EQUITY:
         ---------------------

The Company  recorded other  comprehensive  income (loss) of $1,210,000 in 2007,
$1,904,000  in 2006 and  ($1,362,000)  in 2005 to account  for the net effect of changes to the unfunded pension liability (see Note 10).

(13)     DISCONTINUED OPERATIONS:
         ------------------------

Income from discontinued operations in 2006 of $3,556,000,  net of tax, reflects the gain from the  disposition of the primary assets of the Company's El Dorado,
New Mexico  water  utility  subsidiary,  which were taken  through  condemnation proceedings during 2006. Financial information for operations of this subsidiary for prior  periods was  reclassified  to conform to this  presentation.  In June
2007,  the  Company  settled  all  existing  litigation  involving  this  former subsidiary.  The total  amount of the  settlements,  including  legal fees,  was
$1,591,000,  net of tax, and has been accounted for as a loss from  discontinued
operations in 2007.

Revenues and pre-tax loss of the water utility  subsidiary prior to the transfer of the utility's assets in 2005 were $1,210,000 and $100,000, respectively.

(14)     COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Land sale contracts
         -------------------

The Company has  obligations  to complete  development  work under certain sales that are accounted for under the  percentage-of-completion  method (see Note 1).
At April 30, 2007,  revenues of $4,352,000 were deferred  pending  completion of development work.

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

         Non-cancelable leases
         ---------------------

The Company is obligated under  long-term,  non-cancelable  leases for equipment and various real estate properties.  Certain real estate leases provide that the
Company will pay for taxes,  maintenance and insurance costs and include renewal options.  Rental expense for 2007, 2006 and 2005 was  approximately  $8,295,000,
$8,596,000 and $9,359,000.

The total minimum rental  commitments for years  subsequent to April 30, 2007 of
$24,109,000  are due as follows:  2008 - $5,162,000;  2009 - $4,006,000;  2010 -
$2,853,000; 2011 - $2,658,000; 2012 - $2,509,000; and thereafter - $6,921,000.

         Lot exchanges
         -------------

In connection with certain  individual home site sales made prior to 1977 at Rio
Rancho, New Mexico, if water,  electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by such  utilities for the lot of the purchaser,  without  cost  to  the  purchaser.  The  Company  has  not  incurred significant costs related to the exchange of lots.

 (15)    LITIGATION:
         -----------

A subsidiary of Kable is one of a number of defendants in a lawsuit in which the plaintiff  is a former  wholesaler  no longer in business  who alleges  that the
Company and other national  magazine  distributors  and  wholesalers  engaged in violations of the Robinson-Patman Act (which generally prohibits  discriminatory pricing) that caused it to go out of business. The plaintiff sought damages from the Kable defendant of approximately $15.2 million; any damages awarded would be trebled. In September 2005, the Court granted the motion for summary judgment of the  defendants,  including  Kable,  and  judgment  in favor of the  defendants, including  Kable,  was entered.  The  plaintiff  has appealed the  judgment.  No provision has been made in the financial statements for this contingency.

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
The  estimated  fair  value  of the  Company's  long-term,  fixed-rate  mortgage receivables was $24.4 million and $14.1 million versus carrying amounts of $24.7 million and $14.2  million at April 30, 2007 and April 30, 2006.  The  estimated fair value of the Company's long-term, fixed-rate notes payable was $3.8 million and $3.4  million  versus  carrying  amounts of $3.8 million and $3.6 million at
April 30, 2007 and April 30, 2006.

(17)     INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
         -------------------------------------------------------
         INDUSTRY SEGMENTS:
         ------------------

The Company has identified three  reportable  segments in which it currently has business  operations.  Real  Estate  operations  primarily  include  land  sales activities,  which involve the obtaining of approvals and  development  of large tracts of land for sales to homebuilders,  commercial users and others,  as well as  investments in commercial and  investment  properties.  The Company's  Media
Services subsidiary has two identified segments, Newsstand Distribution Services
and  Fulfillment   Services.   Fulfillment   Services   operations  involve  the
performance of subscription and product fulfillment and other related activities on behalf of various  publishers and other clients,  and Newsstand  Distribution
Services  operations involve the national and, to a small degree,  international distribution and sale of periodicals to wholesalers.  Certain common expenses as well as  identifiable  assets are allocated  among industry  segments based upon management's  estimate of each  segment's  absorption.  Corporate  revenues  and expenses  not  identifiable  with a  specific  segment  are shown as a  separate segment in this presentation.

The accounting  policies of the segments are the same as those described in Note
1.  Summarized  data relative to the industry  segments in which the Company has continuing operations is as follows (amounts in thousands):

                                                                            Newsstand
                                          Real Estate      Fulfillment     Distribution
                                          Operations       Services          Services         Corporate        Consolidated
                                        -------------     ------------     ------------      ------------      -------------
Year ended April 30, 2007 (a):
Revenues                                $  102,848        $   86,121       $   14,384         $   1,486        $   204,839
Income from continuing operations           43,190               154            2,009             1,344             46,697
Provision (benefit) for income taxes
  from continuing operations                22,688               138            1,226               (81)            23,971
Interest expense (income), net (b)               -             2,202             (716)             (784)               702
Depreciation and amortization                  201             6,160              953                 5              7,319
                                        -------------     ------------     ------------      ------------      -------------
EBITDA (c)                              $   66,079        $    8,654       $    3,472         $     484        $    78,689
                                        -------------     ------------     ------------      ------------      -------------

Goodwill                                $        -        $   50,441       $    3,893         $       -        $    54,334
Total assets                            $   88,756        $  142,563       $   39,214         $  22,126        $   292,659
Capital expenditures                    $    2,871        $    1,779       $        -         $      17        $     4,667

----------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2006 (a):
Revenues                                $   59,169        $   75,332       $   13,131         $     664        $   148,296
Income from continuing operations           18,856             2,289            1,113               236             22,494

Provision (benefit) for income taxes
  from continuing operations                 8,412             1,388              692              (259)            10,233
Interest expense (income), net (b)               -               452             (108)                -                344
Depreciation and amortization                  235             4,552              749                32              5,568
                                        -------------     ------------     ------------      ------------      -------------
EBITDA (c)                              $   27,503        $    8,681       $    2,446         $       9        $    38,639
                                        -------------     ------------     ------------      ------------      -------------

Goodwill                                $        -        $    1,298       $    3,893         $       -        $     5,191
Total assets                            $   80,456        $   44,359       $   32,631         $  31,595        $   189,041
Capital expenditures                    $      252        $    3,500       $      140         $       4        $     3,896

----------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2005 (a):
Revenues                                $   37,385        $   83,896       $   13,017         $     208        $   134,506
Income from continuing operations           10,933             3,957              769               (71)            15,588
Provision (benefit) for income taxes
  from continuing operations                 4,552             2,372              482               (80)             7,326
Interest expense, net (b)                        5               555               47                53                660
Depreciation and amortization                  188             4,403              575               177              5,343
                                        -------------     ------------     ------------      -----------       -------------
EBITDA (c)                              $   15,678        $   11,287       $    1,873         $      79        $    28,917
                                        -------------     ------------     ------------      -----------       -------------

Goodwill                                $        -        $    1,298       $    3,893         $       -        $     5,191
Total assets                            $   75,571        $   43,216       $   42,574         $  32,948        $   194,309
Capital expenditures                    $    1,913        $    3,018       $        -         $      14        $     4,945

     (a)  Segment information  reported above does not include net income (loss)
          from discontinued  operations  of ($1,591,000) in  2007, $3,556,000 in
          2006 and ($63,000) in 2005.
     (b)  Interest expense, net includes  inter-segment  interest income that is eliminated in consolidation.
     (c)  The Company  uses EBITDA  (which AMREP Corporation  defines  as income from continuing operations before interest expense, net, income  taxes
          and  depreciation  and   amortization)  in  addition  to  income  from
          continuing operations  as key measures  of profit  or loss for segment performance and evaluation purposes.

(18)     SELECTED QUARTERLY FINANCIAL DATA  (Unaudited):
         -----------------------------------------------

                                             (In thousands of dollars, except per share amounts)
                                                                  Quarter Ended
                                         ---------------------------------------------------------------

Year ended April 30, 2007:                  July 31,       October 31,      January 31,      April 30,
                                              2006            2006             2007             2007
                                         --------------  ---------------  --------------  --------------
Revenues                                  $    58,269     $     56,055     $    42,189     $    48,326

Gross Profit                                   28,313           29,150          14,948          14,636

Income from continuing
 operations                                    15,804           16,062           6,930           7,901
                                         --------------  ---------------  --------------  --------------

Loss from operations of
 discontinued business, net of
 taxes                                              -                -               -          (1,591)
                                         --------------  ---------------  --------------  --------------

Net income                                $    15,804     $     16,062     $     6,930     $     6,310
                                         ==============  ===============  ==============  ==============

Earnings per share - Basic
  and Diluted: (a)
   Continuing operations                  $      2.38     $       2.42     $      1.04     $      1.19
   Discontinued operations                          -                -               -           (0.24)
                                         --------------  ---------------  --------------  --------------
  Total                                   $      2.38     $       2.42     $      1.04     $      0.95
                                         ==============  ===============  ==============  ==============

Year ended April 30, 2006:                 July 31,        October 31,      January 31,      April 30,
                                             2005             2005             2006            2006
                                         --------------  ---------------  --------------  --------------
Revenues                                  $    30,014     $     34,847     $    35,589     $    47,846

Gross Profit                                    6,437           10,698           9,671          19,688

Income from continuing
  operations                                    1,802            5,062           5,241          10,389
                                         --------------  ---------------  --------------  --------------

Income (loss) from operations of
  discontinued business, net of
  taxes                                         3,562               (6)              -               -
                                         --------------  ---------------  --------------  --------------

Net income                                $     5,364     $      5,056     $     5,241     $    10,389
                                         ==============  ===============  ==============  ==============
Earnings per share - Basic
  and Diluted: (a)
   Continuing operations                  $      0.27     $       0.76     $      0.79     $      1.56
   Discontinued operations                       0.54                -               -               -
                                         --------------  ---------------  --------------  --------------
  Total                                   $      0.81     $       0.76     $      0.79     $      1.56
                                         ==============  ===============  ==============  ==============

(a) The sum of the quarters  does not equal the full year earnings per share due to rounding.

(19)     SUBSEQUENT EVENTS:
         ------------------

On July 16, 2007, the Company  announced that its Board of Directors  declared a special  cash  dividend  of $1.00  per  share  payable  on  August  24,  2007 to shareholders  of record at the close of business on August 10, 2007. At the same time,  the Board also  authorized the Company to repurchase up to 500,000 shares of its  outstanding  common stock.  The purchases may be made from  time-to-time either in the open  market  or  through  negotiated  private  transactions  with non-affiliates  of the Company.  No assurance can be given as to the time period over which any shares will be  purchased  or as to whether or to what extent the share  purchase  program will be  consummated.  The Company  expects to fund any share purchases from internally generated cash or from borrowings.

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

Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including the Company's principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  The Company believes that a control system, no matter how well designed and operated,  cannot provide  absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any,  within a company  have  been  detected.  In  addition,  since the  Company acquired  Palm  Coast Data  Holdco,  Inc.  and Palm  Coast Data LLC  (previously defined collectively as "Palm Coast") on January 16, 2007, the Company's ability to  effectively  apply its  disclosure  controls and procedures to Palm Coast is inherently  limited by the short  period of time the Company had to evaluate the
Palm Coast operations.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial  Reporting,
included in Part II, "Item 8. Financial  Statements and  Supplementary  Data" of
this report.  The attestation report called for by Item 308(b) of Regulation S-K is incorporated  herein by reference to Report of Independent  Public Accounting
Firm on Internal Control Over Financial Reporting, included in Part II, "Item 8.
Financial Statements and Supplementary Data" of this report.

No change in the Company's system of internal  control over financial  reporting occurred during the most recent fiscal quarter that has materially affected,  or is  reasonably  likely to materially  affect,  internal  control over  financial reporting.

Item 9B.          Other Information
--------          -----------------

None
                                    PART III
                                    --------

Item 10.          Directors, Executive Officers and Corporate Governance
--------          ------------------------------------------------------

The information set forth under the headings "Election of Directors", "The Board of  Directors  and its  Committees"  and  "Section  16(a)  Beneficial  Ownership
Reporting  Compliance"  in the  Company's  Proxy  Statement  for its 2007 Annual
Meeting of Shareholders to be filed with the Securities and Exchange  Commission
(the "2007 Proxy Statement") is incorporated  herein by reference.  In addition, information  concerning the Company's  executive  officers is included in Part I above under the caption "Executive Officers of the Registrant".

Item 11.          Executive Compensation
--------          ----------------------

The  information  set  forth  under  the  headings  "Compensation  of  Executive
Officers" and  "Compensation  of Directors" and the  subheadings  "Report of the
Compensation  and  Human  Resources   Committee"  and  "Compensation   Committee
Interlocks  and  Insider   Participation"   in  the  2007  Proxy   Statement  is
incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------
                  and Related Stockholder Matters
                  -------------------------------

The information set forth under the headings  "Common Stock Ownership of Certain
Beneficial Owners and Management" and "Equity  Compensation Plan Information" in
the 2007 Proxy Statement is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions, and Director
--------          ------------------------------------------------------------
                  Independence
                  ------------

The  information  set forth under the headings  "The Board of Directors  and its
Committees"  and  "Certain   Transactions"  and  the  subheading   "Compensation
Committee  Interlocks and Insider  Participation" in the 2007 Proxy Statement is
incorporated herein by reference.

Item 14.          Principal Accounting Fees and Services
--------          --------------------------------------

The information set forth under the subheadings  "Audit Fees" and  "Pre-Approval
Policies and Procedures" in the 2007 Proxy  Statement is incorporated  herein by reference.

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

        AMREP Corporation and Subsidiaries:

     -    Management's Report on Internal Control Over Financial Reporting

     -    Report of Independent  Registered  Public  Accounting Firm on Internal
          Control  Over  Financial  Reporting  dated July 16, 2007 - McGladrey &
          Pullen, LLP

     -    Report of Independent Registered Public Accounting Firm dated July 16,
          2007 - McGladrey & Pullen, LLP

     -    Consolidated Balance Sheets - April 30, 2007 and 2006

     -    Consolidated  Statements of Income for the Three Years Ended April 30,
          2007

     -    Consolidated  Statements of  Shareholders'  Equity for the Three Years
          Ended April 30, 2007

     -    Consolidated  Statements of Cash Flows for the Three Years Ended April
          30, 2007

     -    Notes to Consolidated Financial Statements

                  2.  Financial Statement Schedules.  The following financial
                      -----------------------------
statement schedule is filed as part of this report:

        AMREP Corporation and Subsidiaries:

     -    Schedule II - Valuation and Qualifying Accounts

                  Financial  statement  schedules  not included in this annual report on Form 10-K have been omitted  because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  3.  Exhibits.
                      --------

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
                                   ----------

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    AMREP CORPORATION
                                                     (Registrant)

Dated:  July 16, 2007                               By /s/ Peter M. Pizza
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

/s/ Peter M. Pizza                       /s/ Albert V.  Russo
-------------------------                --------------------------
  Peter M. Pizza                          Albert V. Russo
  Vice President and Chief Financial      Director
  Officer Principal Financial             Dated:  July 16, 2007
  Officer and Principal
  Accounting Officer*
  Dated:  July 16, 2007

/s/ Edward B. Cloues  II                 /s/ Samuel N. Seidman
------------------------                 --------------------------
  Edward B. Cloues II                     Samuel N. Seidman
  Director                                Director
  Dated:  July 16, 2007                   Dated:  July 16, 2007

/s/ Lonnie A. Coombs                     /s/ James Wall
------------------------                 --------------------------
  Lonnie A. Coombs                        James Wall
  Director                                Director*
  Dated:  July 16, 2007                   Dated:  July 16, 2007

/s/ Nicholas G. Karabots                 /s/ Jonathan B, Weller
------------------------                 --------------------------
  Nicholas G. Karabots                    Jonathan B, Weller
  Director                                Director
  Dated:  July 16, 2007                   Dated:  July 16, 2007

                                         /s/ Michael P. Duloc
                                         --------------------------
                                          Michael P. Duloc
                                          President, Kable Media Services, Inc.*
                                          Dated:  July 16, 2007

-----------------
*The Registrant is a holding company that does substantially all of its business through two indirect wholly-owned  subsidiaries (and their subsidiaries).  Those indirect  wholly-owned  subsidiaries  are AMREP Southwest Inc. ("ASW") and Kable
Media Services, Inc. ("Kable"). James Wall is the principal executive officer of
ASW,  and  Michael P. Duloc is the  principal  executive  officer of Kable.  The
Registrant has no chief executive officer.  Its executive officers include James
Wall,  Senior  Vice  President  and Peter M.  Pizza,  Vice  President  and Chief
Financial Officer,  and Michael P. Duloc, who may be deemed an executive officer by reason of his position with Kable.

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
                                   (Thousands)
                                                                        Additions
                                                                Charges         Charged
                                              Balance at      (Credits) to    (Credited) to
                                               Beginning        Costs and          Other                         Balance at End
            Description                        of Period        Expenses         Accounts         Deductions       of Period
            -----------                     ---------------  --------------- ----------------   --------------   --------------

 FOR THE YEAR ENDED
 APRIL 30, 2007:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $        96      $        -      $          -       $        48      $       48
                                            ---------------  --------------- ----------------   --------------   --------------

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - magazine circulation
       operations on the consolidated
       balance sheet)                         $    55,606      $   (1,447)     $          -       $       553      $   53,606
                                            ---------------  --------------- ----------------   --------------   --------------

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

                                  EXHIBIT INDEX
                                  -------------

2.1  Agreement  and Plan of Merger by and among AMREP  Corporation,  Kable Media
     Services, Inc., Glen Garry Acquisition, Inc., Palm Coast Data Holdco, Inc.,
     Palm  Coast  Data  LLC and the  Sellers  set  forth on the  signature  page thereto,  dated as of  November  7, 2006 -  Incorporated  by  reference  to
     Exhibit 2.1 to  Registrant's  Current  Report on Form 8-K filed January 19,
     2007.

3.1  Certificate of  Incorporation,  as amended -  Incorporated  by reference to
     Exhibit 3.1 to Registrant's  Registration Statement on Form S-3 filed March
     21, 2007.

3.2  By-Laws,  as  amended  -  Incorporated  by  reference  to  Exhibit 3 (b) to
     Registrant's Quarterly Report on Form 10-Q filed December 14, 2006.

4.1  Second Amended and Restated Loan and Security Agreement dated as of January
     16, 2007 among Kable Media Services,  Inc., Kable News Company, Inc., Kable
     Distribution   Services,   Inc.,  Kable  News  Export,   Ltd.,  Kable  News
     International,  Inc., Kable Fulfillment  Services,  Inc., Kable Fulfillment
     Services of Ohio,  Inc.,  Palm Coast Data Holdco,  Inc. and Palm Coast Data
     LLC and LaSalle Bank National  Association.  - Incorporated by reference to
     Exhibit 10.1 to  Registrant's  Current Report on Form 8-K filed January 19,
     2007.

4.2  Loan  Agreement  dated  January 8, 2007 between  AMREP  Southwest  Inc. and
     Compass Bank -  Incorporated  by reference to Exhibit 10.1 to  Registrant's
     Current Report on Form 8-K filed January 12, 2007.

4.3  $25,000,000  Promissory Note (Revolving Line of Credit) dated September 18,
     2006 of AMREP  Southwest  Inc.  payable  to the order of  Compass  Bank.  -
     Incorporated  by  reference  to Exhibit  10.2 to the  Registrant's  Current
     Report on Form 8-K filed September 21, 2006.

4.4  $14,180,455  Promissory  Note (Term  Note)  dated  January 8, 2007 of AMREP
     Southwest  Inc.  payable to the order of  Compass  Bank -  Incorporated  by reference to Exhibit 10.3 to Registrant's  Current Report on Form 8-K filed
     January 12, 2007.

10.1 Non-Employee  Directors Option Plan, as amended - Incorporated by reference to Exhibit 10 (i) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.*

10.2 2002  Non-Employee  Directors'  Stock Plan -  Incorporated  by reference to
     Exhibit 10.1 to Registrant's  Quarterly Report of Form 10-Q filed March 21,
     2003.*

10.3 Offer  letter  dated  June 2, 2005  from  Registrant  to Joseph S.  Moran -
     Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on
     Form 8-K filed June 8, 2005.*

10.4 Amended  and  Restated  Distribution  Agreement  dated as of April 30, 2006 between Kappa Publishing Group, Inc. and Kable Distribution Services,  Inc.
     - Incorporated by reference to Exhibit 10 (d) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2006**

10.5 2006 Equity  Compensation Plan - Incorporated by reference to Appendix B to
     the   Registrant's   Proxy   Statement  for  its  2006  Annual  Meeting  of
     Shareholders  forming a part of Registrant's  Definitive Schedule 14A filed
     August 14, 2006.*

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

-----------------------
* Management  contract or compensatory plan or arrangement in which directors or officers participate.

**  Portions  of this  exhibit  have been  omitted  pursuant  to a  request  for confidential  treatment  under Rule 24b-2 under the  Securities  Exchange Act of
1934.