Form 10-Q
period 2007-07-31
AMREP CORP.
filed 2007-09-10
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 31, 2007
                               -------------------------------------------------

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

Large accelerated filer     Accelerated filer  X    Non-accelerated filer
                       ---                    ---                         ---
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No    X
                       ------                             ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at July 31, 2007 - 6,653,112.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
          July 31, 2007 and April 30, 2007                                  1

         Consolidated Statements of Income and Retained Earnings
          (Unaudited) Three Months Ended July 31, 2007 and 2006             2

         Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended July 31, 2007 and 2006                         3

         Notes to Consolidated Financial Statements                       4 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         9 - 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk          14

Item 4. Controls and Procedures                                             14

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                           14

SIGNATURE                                                                   15

EXHIBIT INDEX                                                               16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)


                                                                                        July 31,              April 30,
                                                                                          2007                   2007
                                                                                   ------------------    -------------------

ASSETS:
Cash and cash equivalents                                                          $      38,341         $        42,102
Receivables, net:
  Real estate operations                                                                  25,865                  25,117
  Media services operations                                                               52,921                  47,825
                                                                                   ------------------    -------------------
                                                                                          78,786                  72,942

Real estate inventory                                                                     52,496                  46,584
Investment assets, net                                                                    12,777                  12,165
Property, plant and equipment, net                                                        29,901                  30,518
Intangible and other assets, net                                                          33,273                  34,014
Goodwill                                                                                  54,334                  54,334
                                                                                   ------------------    -------------------
    TOTAL ASSETS                                                                   $     299,908         $       292,659
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and accrued expenses                                              $      85,580         $        83,557
Dividend payable                                                                           6,630                       -
Deferred revenue                                                                           2,784                   4,352
Notes payable:
 Amounts due within one year                                                               5,651                   5,297
 Amounts subsequently due                                                                 24,637                  27,002
                                                                                   ------------------    -------------------
                                                                                          30,288                  32,299

Taxes payable                                                                              1,513                      55
Deferred income taxes and other long-term liabilities                                     12,191                  11,149
Accrued pension cost                                                                       1,285                   1,243
                                                                                   ------------------    -------------------
    TOTAL LIABILITIES                                                                    140,271                 132,655
                                                                                   ------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
 Shares authorized - 20,000,000; 7,419,204 shares issued
 at July 31, 2007 and at April 30, 2007                                                      742                     742
Capital contributed in excess of par value                                                46,085                  46,085
Retained earnings                                                                        120,966                 121,333
Accumulated other comprehensive loss, net                                                 (2,862)                 (2,862)
Treasury stock, at cost; 766,092 shares at July 31, 2007
 and at April 30, 2007                                                                    (5,294)                 (5,294)
                                                                                   ------------------    -------------------
    TOTAL SHAREHOLDERS' EQUITY                                                           159,637                 160,004
                                                                                   ------------------    -------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $     299,908         $       292,659
                                                                                   ==================    ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2007 and 2006
                      (Thousands, except per share amounts)

                                                                                          2007                   2006
                                                                                   -----------------     -------------------
REVENUES:
Real estate land sales                                                             $      18,150         $        32,490

Media services operations                                                                 32,299                  20,827

Interest and other                                                                           910                   4,952
                                                                                   -----------------     -------------------
                                                                                          51,359                   58,269
                                                                                   -----------------     -------------------
COSTS AND EXPENSES:
Real estate land sales                                                                     5,762                  11,467
 Operating expenses:
   Media services operations                                                              30,083                  18,162
   Real estate commissions and selling                                                       253                     424
   Other                                                                                     467                     327

General and administrative:
   Media services operations                                                               3,368                   1,730
   Real estate operations and corporate                                                    1,107                     982
Interest expense, net of capitalized amounts                                                 288                      91
                                                                                   -----------------     -------------------
                                                                                          41,328                  33,183
                                                                                   -----------------     -------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                     10,031                  25,086

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                                      3,711                   9,282

                                                                                   -----------------     -------------------
INCOME FROM CONTINUING OPERATIONS                                                          6,320                  15,804
LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS
  (NET OF INCOME TAXES)                                                                      (57)                      -
                                                                                   -----------------     -------------------
NET INCOME                                                                                 6,263                  15,804

RETAINED EARNINGS, beginning of period                                                   121,333                  81,875

DIVIDEND PAYABLE                                                                          (6,630)                 (5,648)
                                                                                   -----------------     -------------------
RETAINED EARNINGS, end of period                                                   $     120,966         $        92,031
                                                                                   =================     ===================

EARNINGS PER SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS                                                            $         .95         $          2.38
  DISCONTINUED OPERATIONS                                                                   (.01)                      -
                                                                                   -----------------     -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                             $         .94         $          2.38
                                                                                   =================     ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       6,653                   6,644
                                                                                   =================     ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 2007 and 2006
                                   (Thousands)

                                                                                          2007                   2006
                                                                                   ------------------    -------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                    $       6,263         $        15,804
                                                                                   ------------------    -------------------
     Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        2,632                   1,447
      Non-cash credits and charges:
        Pension accrual                                                                       42                      50
        Provision for doubtful accounts                                                     (207)                     74
        Gain on disposal of assets                                                             -                  (4,107)
      Changes in assets and liabilities:
        Receivables                                                                       (5,637)                 (1,691)
        Real estate inventory                                                             (5,912)                  5,435
        Intangible and other assets                                                         (230)                 (1,186)
        Accounts payable and accrued expenses, and deferred revenue                          455                  31,721
        Taxes payable                                                                      1,458                   2,969
        Deferred income taxes and other long-term liabilities                              1,042                   1,715
                                                                                   ------------------    -------------------
        Total adjustments                                                                 (6,357)                 36,427
                                                                                   ------------------    -------------------
        Net cash provided (used) by operating activities                                     (94)                 52,231
                                                                                   ------------------    -------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant, and equipment                                  (993)                   (608)
     Capital expenditures - purchase of investment assets                                   (663)                    (70)
     Proceeds from disposition of assets                                                       -                   6,135
     Restricted cash                                                                           -                  (7,783)
                                                                                   ------------------    -------------------
        Net cash used by investing activities                                             (1,656)                 (2,326)
                                                                                   ------------------    -------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt financing                                                         23,861                   6,232
     Principal debt payments                                                             (25,872)                 (7,851)
     Exercise of stock options                                                                 -                      13
                                                                                   ------------------    -------------------
        Net cash used by financing activities                                             (2,011)                 (1,606)
                                                                                   ------------------    -------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (3,761)                 48,299
    CASH AND CASH EQUIVALENTS, beginning of period                                        42,102                  46,882
                                                                                   ------------------    -------------------
    CASH AND CASH EQUIVALENTS, end of period                                       $      38,341         $        95,181
                                                                                   ==================    ===================

    SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid - net of amounts capitalized                                    $         509         $            91
                                                                                   ==================    ===================
     Income taxes paid - net of refunds                                            $       1,177         $         4,598
                                                                                   ==================    ===================
     Non-cash transaction - Dividend payable                                       $       6,630         $         5,648
                                                                                   ==================    ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2007 and 2006

(1)  Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements included herein have been prepared by AMREP Corporation (the "Registrant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2007 that was previously filed with the Securities and Exchange Commission.

(2)  Adoption of FIN 48
     ------------------

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), on May 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with FASB Statement No. 5, "Accounting for Contingencies". As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that management believes has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 had no impact on the Company's financial statements. The Company's deferred income taxes and other long-term liabilities include an unrecognized tax benefit of $1,354,000 at May 1, 2007, which had been previously recorded under FASB Statement No. 5 or FASB Statement No. 109. The Company's unrecognized tax benefit at July 31, 2007 was $1,648,000. If recognized, the unrecognized tax benefit would have an impact on the effective tax rate.

The Company is subject to U.S. Federal income taxes, and also to various state and foreign income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under examination by any tax authorities with respect to its income tax returns. In nearly all jurisdictions, the tax years through fiscal April 30, 2003 are no longer subject to examination.

There were no changes in unrecognized tax positions ("UTP") during the period. The total amount of UTP could increase or decrease within the next twelve months for a number of reasons, including the expiration of statutes of limitations, audit settlements, tax examinations and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of UTP will significantly increase or decrease over the next twelve months.

The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The total amount of interest and penalties recognized in the accompanying consolidated balance sheets was $395,000 at May 1, 2007 and $509,000 at July 31, 2007.

(3)  Receivables
     -----------

Media services operations accounts receivable, net consist of the following (in thousands):

                                               July 31,             April 30,
                                                 2007                 2007
                                           ----------------     ----------------

Fulfillment Services                        $    30,066          $     29,606
Newsstand Distribution Services,
 net of estimated returns                        23,979                19,550
                                           ----------------     ----------------
                                                 54,045                49,156
Less allowance for doubtful accounts             (1,124)               (1,331)
                                           ----------------     ----------------
                                            $    52,921          $     47,825
                                           ================     ================

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $50,386,000 at July 31, 2007 and $52,275,000 at April 30, 2007. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets ($29,790,000 was netted at July 31, 2007 and $21,106,000 at April 30, 2007).

(4)  Investment Assets
     -----------------

Investment assets, net consist of the following (in thousands):

                                               July 31,             April 30,
                                                 2007                 2007
                                           ----------------     ----------------

Land held for long-term investment          $    9,694           $     9,039
                                           ----------------     ----------------
Commercial rental properties:
 Land, buildings and improvements                3,542                 3,535
 Furniture and fixtures                             42                    42
                                           ----------------     ----------------
                                                 3,584                 3,577
 Less accumulated depreciation                    (501)                 (451)
                                           ----------------     ----------------
                                                 3,083                 3,126
                                           ----------------     ----------------
                                            $   12,777           $    12,165
                                           ================     ================

(5)  Property, Plant and Equipment
     -----------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                               July 31,             April 30,
                                                 2007                 2007
                                           ----------------     ----------------
Land, buildings and improvements            $   17,571           $   17,217
Furniture and equipment and other               42,486               41,853
                                           ----------------     ----------------
                                                60,057               59,070
Less accumulated depreciation                  (30,156)             (28,552)
                                           ----------------     ----------------
                                            $   29,901           $   30,518
                                           ================     ================


(6)  Intangible and Other Assets
     ---------------------------

Intangible and other assets, net consist of the following (in thousands):

                                               July 31,             April 30,
                                                 2007                 2007
                                           ----------------     ----------------
Software development costs                  $    9,699           $    9,461
Deferred order entry costs                       5,545                5,837
Prepaid expenses                                 3,532                3,302
Customer contracts and relationships            15,000               15,000
Other                                            4,190                5,118
                                           ----------------     ----------------
                                                37,966               38,718
Less accumulated amortization                   (4,693)              (4,704)
                                           ----------------     ----------------
                                            $   33,273           $   34,014
                                           ================     ================


Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations over a 12-month period. Customer contracts and relationships are amortized over 12 years.

(7)  Accounts Payable, net and Accrued Expenses
     ------------------------------------------

Accounts payable, net and accrued expenses consist of the following (in thousands):

                                              July 31,              April 30,
                                                2007                  2007
                                           ----------------     ----------------
Publisher payables, net                     $     66,871         $   63,759
Accrued expenses                                   6,076              6,803
Trade payables                                     6,114              3,701
Other                                              6,519              9,294
                                           ----------------     ----------------
                                            $     85,580         $   83,557
                                           ================     ================


Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $29,790,000 and $21,106,000 of accounts receivable against the related accounts payable at July 31, 2007 and April 30, 2007 (see Note 3).

(8)      Notes Payable
                                               July 31,             April 30,
                                                 2007                 2007
                                           ----------------     ----------------
Notes payable:
   Line-of-credit borrowings:
     Real estate operations and other       $     11,000         $    6,000
     Media services operations                     7,116             11,905
   Real estate operations term loan                8,672             10,559
   Other notes payable                             3,500              3,835
                                           ----------------     ----------------
                                            $     30,288         $   32,299
                                           ================     ================

The Company's AMREP Southwest Inc. subsidiary has a term loan facility and a revolving credit facility (the "Real Estate Credit Facility") with a bank that matures in September 2008. The term loan is secured by certain notes receivable from real estate sales and requires prepayment in an amount equal to collections on the notes receivable held as collateral and the amount of any that have experienced payment defaults. The term loan bears interest fluctuating from month-to-month at the 30-day LIBOR rate (5.32% at July 31, 2007) adjusted for regulatory reserve requirements plus 1.75%. The term loan's outstanding balance at July 31, 2007 was $8,672,000 with an interest rate of 7.07%. The revolving credit facility has a maximum borrowing capacity of $25,000,000 and is used to support real estate development in New Mexico. Borrowings bear interest at the borrower's option at (i) the prime rate (8.25% at July 31, 2007) less 1.00%, or
(ii) the 30-day LIBOR rate (5.32% at July 31, 2007) plus 1.65% if borrowings are less than $10,000,000 or plus 1.50% if borrowings are $10,000,000 or above. At July 31, 2007, the outstanding balance of the revolving credit agreement was $11,000,000 with an interest rate of 6.82%. The Real Estate Credit Facility contains a number of restrictive covenants, including one that requires the borrower to maintain a minimum tangible net worth.

The Company's Kable Media Services, Inc. subsidiary, and certain of its direct and indirect subsidiaries ("Kable"), have a credit arrangement with a bank that provides (i) a revolving credit loan and letter of credit facility in an aggregate principal amount of up to $35,000,000 ("Facility A"); (ii) a secured term loan of approximately $3,000,000 ("Facility B"); (iii) a capital expenditure line of credit in an amount of up to $1,500,000 to finance new equipment ("Facility C"); and (iv) a second revolving credit loan facility of $10,000,000 ("Facility D") that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Distribution Services business. The borrowers' obligations are secured by substantially all of their assets other than real property and any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower. Subject to the bank's right to accelerate the obligations upon the occurrence of an Event of Default, as defined, and subject to applicable cure periods, the maturity dates of Facility A, Facility C and Facility D are each May 1, 2010, and the maturity date of Facility B is December 31, 2009. The credit arrangement includes customary Events of Default, including cross-default in respect of certain contracts and subordinated indebtedness of the borrowers, certain of the borrowers ceasing to be direct or indirect wholly owned subsidiaries of Kable, and a Material Adverse Effect, as defined.

The Facility A, C and D loans bear interest at fluctuating rates that, at the borrowers' option, may be either (i) reserve adjusted LIBOR of several possible durations (5.36% at July 31, 2007) plus a margin established quarterly of from 1.5% to 2.5% dependent on the borrowers' funded debt to EBITDA ratio, as defined, or (ii) the Lender's prime rate (8.25% at July 31, 2007). At July 31, 2007 the outstanding balance under Facility A was $7,116,000 with an interest rate of 7.11% per annum. Facility B had an outstanding balance of $2,446,000 at

July 31, 2007 (included in Other notes payable) with an interest rate of 6.4% per annum. There were no outstanding balances on Facilities C and D as of July 31, 2007.

The Kable credit arrangement requires the borrowers to maintain certain financial ratios and contains customary covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company unless certain conditions are satisfied, and that limit the annual amount of indebtedness the borrowers may incur for capital expenditures and other purposes.

(9)  Discontinued Operations
     -----------------------

Loss from operations of discontinued business (net of income taxes) in the three month period ended July 31, 2007 reflects costs associated with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs that were estimated and accrued for this matter in the fourth quarter of 2007.

(10) Information About the Company's Operations in Different Industry Segments
     -------------------------------------------------------------------------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three month periods ended July 31, 2007 and 2006.

                                                                              Newsstand
                                             Real Estate     Fulfillment    Distribution
                                              Operations      Services        Services         Corporate       Consolidated
                                            ----------------------------------------------------------------------------------
Three months ended July 31, 2007 (a):
Revenues                                     $    18,863    $    28,988    $      3,311       $      197      $   51,359

Income from continuing operations                  7,380         (1,859)            248              551           6,320
Provision  (benefit) for income taxes from
   continuing operations                           4,334         (1,090)            143              324           3,711
                                            ----------------------------------------------------------------------------------
Income    from    continuing    operations
   before income taxes                            11,714         (2,949)            391              875          10,031
Interest expense (income), net (b)                    -           1,467            (486)            (693)            288
Depreciation and amortization                        55           2,331             244                2           2,632
                                            ----------------------------------------------------------------------------------
EBITDA (c)                                   $    11,769    $       849    $        149       $      184      $   12,951
                                            ----------------------------------------------------------------------------------

Goodwill                                     $         -    $    50,441    $      3,893       $        -      $   54,334
Total assets                                 $   101,473    $   139,603    $     38,482       $   20,350      $  299,908
Capital expenditures                         $       691    $       949    $         16       $        -      $    1,656

------------------------------------------------------------------------------------------------------------------------------
Three months ended July 31, 2006 (a):
Revenues                                     $    37,092    $    17,572    $      3,255       $      350      $   58,269

Income from continuing operations                 15,273            157             219              155          15,804
Provision  (benefit) for income taxes from
   continuing operations                           8,970             91             129               92           9,282
                                            ----------------------------------------------------------------------------------
Income    from    continuing    operations
   before income taxes                            24,243            248             348              247          25,086
Interest expense (income), net (b)                     -            125             (34)               -              91
Depreciation and amortization                         61          1,157             228                1           1,447
                                            ----------------------------------------------------------------------------------
EBITDA (c)                                   $    24,304     $    1,530    $        542       $      248      $   26,624
                                            ----------------------------------------------------------------------------------

Goodwill                                     $         -     $    1,298    $      3,893       $         -     $    5,191
Total assets                                 $    81,765     $   44,827    $     61,514       $    51,588     $  239,694
Capital expenditures                         $        70     $      600    $          8       $         -     $      678


------------------------------------------------------------------------------------------------------------------------------

(a) Segment information does not include net loss from discontinued operations of $57,000 in the three months ended July 31, 2007.

(b) Interest expense, net includes inter-segment interest income and expense that is eliminated in consolidation.

(c) The Company uses EBITDA (which the Company defines as income from continuing operations before interest expense, net, income taxes and depreciation and amortization) in addition to income as a key measure of profit or loss for segment performance and evaluation purposes.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 2 to the first quarter or first three months of 2008 and 2007 mean the three-month periods ended July 31, 2007 and July 31, 2006, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2007 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended April 30, 2007 (the "2007 Form 10-K"). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2007 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in
Item 7 of the 2007 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2007 consolidated financial statements. The Company adopted FASB Interpretation No. 48 ("FIN 48") effective May 1, 2007. The adoption of FIN 48 had no impact on the Company's financial condition, liquidity or results of operations. The Company did not adopt any other accounting policies in the first three months of 2008.

RESULTS OF OPERATIONS
---------------------

For the first quarter of 2008, net income was $6,263,000, or $0.94 per share, compared to net income of $15,804,000, or $2.38 per share, in the first quarter of the prior year. Results for the first quarter of 2008 included net income from continuing operations of $6,320,000, or $0.95 per share, and a loss from discontinued operations, net of tax, of $57,000, or $0.01 per share, while the results for the first quarter of 2007 were entirely from continuing operations. Revenues were $51,359,000 in the first quarter of 2008 compared to $58,269,000 in the same period last year, a decrease of $6,910,000 (12%).

The net loss from discontinued operations in the first quarter of 2008 reflected costs incurred in connection with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs that were estimated and accrued for this matter in the fourth quarter of 2007.

First quarter revenues from land sales at AMREP Southwest decreased $14,340,000 (44%) compared to last year's first quarter, from $32,490,000 in 2007 to $18,150,000 in 2008. This decrease was primarily due to fewer land sales in the Company's principal market of Rio Rancho, New Mexico and a reduction in the average selling price of undeveloped lots. In the first quarter of 2008, the Company sold (i) 122 developed residential lots (totaling approximately 19 acres) and closed one commercial land sale (totaling approximately 14 acres) at an average selling price of $291,000 per acre, and (ii) 330 undeveloped lots (totaling approximately 291 acres) at an average selling price of $29,000 per acre. In the first quarter of 2007, land sales consisted of (i) 318 developed residential lots (totaling approximately 52 acres) and ten commercial land sales (totaling approximately 13 acres) at an average selling price of $277,000 per acre, and (ii) 392 undeveloped lots (totaling approximately 250 acres) at an average selling price of $59,000 per acre. The increase in the average selling price per acre of developed land was due to a change in the mix of projects from which the land was sold, while the decrease in the average selling price of undeveloped land was attributable to a substantially higher proportion of undeveloped investment land sold in the current year from locations in Rio Rancho that are further removed from developed areas. The average gross profit percentage on land sales increased from 65% for the first three months of 2007 to 68% for the same period of 2008. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

First quarter revenues from Kable increased $11,472,000 (55%) compared to last year's first quarter, from $20,827,000 in 2007 to $32,299,000 in 2008. This increase was attributable to the January 2007 acquisition of Palm Coast Data Holdco, Inc. ("Palm Coast") by Kable. First quarter revenues from Fulfillment Services operations, including the revenues of Palm Coast, increased by $11,416,000 (65%), from $17,572,000 in 2007 to $28,988,000 in 2008. The increase in  Fulfillment  Services  revenues  resulting  from the Palm Coast  acquisition
($13,119,000) was partly offset by decreases in revenues from other parts of Kable's Fulfillment Services business. Revenues from Kable's Newsstand Distribution Services operations were comparable to the same period last year, and increased by $56,000 (2%) for the three months ended July 31, 2007 compared to the same period in the prior year. Kable's operating expenses increased by $11,921,000 (66%) in the first quarter of 2008 compared to the same period in the prior year, with such increase being primarily attributable to the additional operating expenses of Palm Coast, which were offset in part by decreased payroll and benefit expenses resulting from lower sales volumes in other parts of the Fulfillment Services business.

The Company recently initiated a project to consolidate the Kable and Palm Coast fulfillment operations in order to improve operating efficiencies and customer service and also to reduce costs. In connection with this consolidation effort, the first quarter results for 2008 included a charge of approximately $300,000 for severance costs relating to a workforce reduction of approximately 75 people. The Company expects to realize annual operating cost savings of approximately $2,700,000 from this workforce reduction.

Interest and other revenues decreased by $4,042,000 for the three months ended July 31, 2007 compared to the same period of the prior year, primarily due to the sale in last year's first quarter of certain AMREP Southwest non-inventory real estate assets, including the Company's office building in Rio Rancho, which in the aggregate contributed a pre-tax gain of $4,107,000.

Real Estate commissions and selling expenses decreased by $171,000 in the first quarter of 2008 compared to the same period in 2007, primarily due to decreases in variable commissions and selling expenses. Such costs generally vary depending upon the terms of specific land sale transactions. Real estate and corporate general and administrative expenses in the first quarter of 2008 increased by $125,000 compared to the same period in 2007 due to increased professional and consulting fees. General and administrative costs of magazine operations increased $1,638,000 in the first quarter of 2008 compared to the same period in 2007, primarily due to the addition of Palm Coast partially offset by reduced spending in other Media Services operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and Media Services operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

AMREP Southwest has a term loan facility and a revolving credit facility (the "Real Estate Credit Facility") with a bank that matures in September 2008. The term loan is secured by certain notes receivable from real estate sales and requires prepayment in an amount equal to collections on the notes receivable held as collateral and the amount of any that have experienced payment defaults. The term loan bears interest fluctuating from month-to-month at the 30-day LIBOR rate (5.32% at July 31, 2007) adjusted for regulatory reserve requirements plus 1.75%. The term loan's outstanding balance at July 31, 2007 was $8,672,000 with an interest rate of 7.07%. The revolving credit facility has a maximum borrowing capacity of $25,000,000 and is used to support real estate development in New Mexico. Borrowings bear interest at the borrower's option at (i) the prime rate (8.25% at July 31, 2007) less 1.00%, or (ii) the 30-day LIBOR rate (5.32% at July 31, 2007) plus 1.65% if borrowings are less than $10,000,000 or plus 1.50% if borrowings are $10,000,000 or above. At July 31, 2007, the outstanding balance of the revolving credit agreement was $11,000,000 with an interest rate of 6.82%. The Real Estate Credit Facility contains a number of restrictive covenants, including one that requires the borrower to maintain a minimum tangible net worth.

Kable and certain direct and indirect subsidiaries have a credit arrangement with a bank that provides (i) a revolving credit loan and letter of credit facility in an aggregate principal amount of up to $35,000,000 ("Facility A");
(ii) a secured term loan of approximately $3,000,000 ("Facility B"); (iii) a capital expenditure line of credit in an amount of up to $1,500,000 to finance new equipment ("Facility C"); and (iv) a second revolving credit loan facility of $10,000,000 ("Facility D") that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Distribution Services business. The borrowers' obligations are secured by substantially all of their assets other than real property and any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower. Subject to the bank's right to accelerate the obligations upon the occurrence of an Event of Default, as defined, and subject to applicable cure periods, the maturity dates of Facility A, Facility C and Facility D are each May 1, 2010, and the maturity date of Facility B is December 31, 2009. The credit arrangement includes customary Events of Default, including cross-default in respect of certain contracts and subordinated indebtedness of the borrowers, certain of the borrowers ceasing to be direct or indirect wholly owned subsidiaries of Kable, and a Material Adverse Effect, as defined.

The Facility A, C and D loans bear interest at fluctuating rates that, at the borrowers' option, may be either (i) reserve adjusted LIBOR rates of several possible durations (5.36% at July 31, 2007) plus a margin established quarterly of from 1.5% to 2.5% dependent on the borrowers' funded debt to EBITDA ratio, as defined, or (ii) the Lender's prime rate (8.25% at July 31, 2007). At July 31, 2007 the outstanding balance under Facility A was $7,116,000 with an interest rate of 7.11% per annum. Facility B had an outstanding balance of $2,446,000 at July 31, 2007 with an interest rate of 6.4% per annum. There were no outstanding balances on Facilities C and D as of July 31, 2007.

The Kable credit arrangement requires the borrowers to maintain certain financial ratios and contains customary covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company unless certain conditions are satisfied, and that limit the annual amount of indebtedness the borrowers may incur for capital expenditures and other purposes.

On July 16, 2007, the Board of Directors of the Company declared a special cash dividend of $1.00 per share payable on August 24, 2007 to shareholders of record at the close of business on August 10, 2007.

Cash Flows From Operating Activities
------------------------------------

Real Estate inventory was $52,496,000 at July 31, 2007 compared to $46,584,000 at April 30, 2007. Inventory in the Company's core real estate market of Rio Rancho was $45,632,000 at July 31, 2007 and $39,770,000 at April 30, 2007. The
balance of inventory consisted of properties in Colorado. Real estate investment assets, which includes land held for long-term investment located in areas that are not planned to be developed in the near term and thus not offered for sale, totaled $12,777,000 at July 31, 2007 and $12,165,000 at April 30, 2007.

Real Estate receivables increased from $25,117,000 at April 30, 2007 to $25,865,000 at July 31, 2007, resulting primarily from the net effect of mortgage notes received in connection with real estate sales that closed during the first three months of 2008 offset in part by payments received on previously issued mortgage notes. Receivables from Media Services operations increased from $47,825,000 at April 30, 2007 to $52,921,000 at July 31, 2007, primarily due to higher quarter-end billings at July 31, 2007 compared to April 30, 2007.

Accounts payable and accrued expenses increased from $83,557,000 at April 30, 2007 to $85,580,000 at July 31, 2007, primarily as a result of an increase in the amounts due publishers. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted ($29,790,000 was netted at July 31, 2007 and $21,106,000 was netted at April 30, 2007) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Deferred revenue relates to consideration received on certain real estate land sales which are accounted for under the percentage of completion method and which will be recognized as revenue as the Company completes land development work which it is obligated to perform.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures amounted to $1,656,000 and $678,000 in the first three months of 2008 and 2007, primarily for the acquisition of real estate investment property and computer hardware and software development expenditures related to Kable's Fulfillment Services business. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts such as debt agreements and lease agreements, and is subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management's Discussion and Analysis in the 2007 Form 10-K. Refer to Notes 9, 14 and 15 to the consolidated financial statements included in the 2007 Form 10-K for additional information on long-term debt and commitments and contingencies.

Discretionary Stock Repurchase Program
--------------------------------------

On July 16, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's common stock from time to time in the open market or through negotiated private transactions. No shares were repurchased at July 31, 2007. During the period from August 1, 2007 through September 7, 2007, the Company repurchased 333,600 shares, all in the open market, for an aggregate purchase price, including brokerage commissions, of $11,146,000. These repurchases were funded from cash on hand, and the Company expects to fund any future purchases from internally generated cash or borrowings.

Risk Factors
------------

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors." in the Company's 2007 Form 10-K, which could materially affect the Company's business, financial condition or future results, should be carefully considered. The risks described in the Company's 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Statement of Forward-Looking Information
----------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading "Risk Factors". Many of the factors that will determine the Company's future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the project to consolidate the operations of the Fulfillment Services business and the estimated cost savings of the workforce reduction. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market Risk
-------  ---------------------------------------------------------------

The Company has several credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At July 31, 2007, borrowings of $26,788,000 were subject to variable interest rates. Refer to Item 7(A) of the 2007 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures
-------  -----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

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

Date: September 10, 2007      AMREP CORPORATION
                                  (Registrant)

                              By:  /s/  Peter M. Pizza
                                   ---------------------------------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
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