Form 10-Q
period 2007-10-31
AMREP CORP.
filed 2007-12-10
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                October 31, 2007
                               -------------------------------------------------

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

Large accelerated filer     Accelerated filer  X    Non-accelerated filer
                       ---                    ---                         ---
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No    X
                       ------                             ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at November 30, 2007 - 6,027,212.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)
                October 31, 2007 and April 30, 2007                         1

          Consolidated Statements of Income and Retained Earnings
            (Unaudited) Three Months Ended October 31, 2007 and 2006        2

          Consolidated Statements of Income and Retained Earnings
            (Unaudited) Six Months Ended October 31, 2007 and 2006          3

          Consolidated Statements of Cash Flows (Unaudited)
             Six Months Ended October 31, 2007 and 2006                     4

          Notes to Consolidated Financial Statements                      5 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   10 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

Item 4.  Controls and Procedures                                           16

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits                                                          17

SIGNATURE                                                                  18

EXHIBIT INDEX                                                              19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)


                                                                                       October 31,             April 30,
                                                                                          2007                   2007
                                                                                   ------------------    -------------------
ASSETS:
Cash and cash equivalents                                                          $      22,402         $        42,102
Restricted cash                                                                            5,796                       -
Receivables, net:
  Real estate operations                                                                  18,921                  25,117
  Media services operations                                                               53,153                  47,825
                                                                                   ------------------    -------------------
                                                                                          72,074                  72,942

Real estate inventory                                                                     60,475                  46,584
Investment assets, net                                                                    10,274                  12,165
Property, plant and equipment, net                                                        30,147                  30,518
Intangible and other assets, net                                                          33,150                  34,014
Goodwill                                                                                  54,139                  54,334
                                                                                   ------------------    -------------------
  TOTAL ASSETS                                                                     $     288,457         $       292,659
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and accrued expenses                                              $      85,892         $        83,557
Deferred revenue                                                                               -                   4,352
Notes payable:
  Amounts due within one year                                                             10,128                   5,297
  Amounts subsequently due                                                                33,641                  27,002
                                                                                   ------------------    -------------------
                                                                                          43,769                  32,299

Taxes payable                                                                                481                      55
Deferred income taxes and other long-term liabilities                                     14,096                  11,149
Accrued pension cost                                                                       1,111                   1,243
                                                                                   ------------------    -------------------
  TOTAL LIABILITIES                                                                      145,349                 132,655
                                                                                   ------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
  Shares authorized - 20,000,000; 7,419,704 shares issued
  at October 31, 2007 and at April 30, 2007                                                  742                     742
Capital contributed in excess of par value                                                46,085                  46,085
Retained earnings                                                                        124,433                 121,333
Accumulated other comprehensive loss, net                                                 (2,862)                 (2,862)
Treasury stock, at cost; 1,382,492 shares at October 31, 2007
  and 766,092 shares at April 30, 2007                                                   (25,290)                 (5,294)
                                                                                   ------------------    -------------------
  TOTAL SHAREHOLDERS' EQUITY                                                             143,108                 160,004
                                                                                   ------------------    -------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     288,457         $       292,659
                                                                                   ==================    ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2007 and 2006
                      (Thousands, except per share amounts)


                                                                                  2007                   2006
                                                                            -----------------     -------------------
REVENUES:
Real estate land sales                                                      $       3,161         $        31,707

Media services operations                                                          35,574                  22,913

Interest and other                                                                  3,355                   1,435
                                                                            -----------------      -------------------
                                                                                   42,090                  56,055
                                                                            -----------------      -------------------
COSTS AND EXPENSES:
Real estate land sales                                                              1,569                   8,017
Operating expenses:
   Media services operations                                                       30,234                  18,663
   Real estate commissions and selling                                                 88                     490
   Other                                                                              458                     225

General and administrative:
   Media services operations                                                        2,820                   1,587
   Real estate operations and corporate                                             1,081                   1,495
Interest expense, net of capitalized amounts                                          337                      83
                                                                            -----------------      -------------------
                                                                                   36,587                  30,560
                                                                            -----------------      -------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               5,503                  25,495

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                               2,036                   9,433
                                                                            -----------------      -------------------
NET INCOME                                                                          3,467                  16,062
RETAINED EARNINGS, beginning of period                                            120,966                  92,031
                                                                            -----------------      -------------------
RETAINED EARNINGS, end of period                                            $     124,433          $      108,093
                                                                            =================      ===================

EARNINGS PER SHARE - BASIC AND DILUTED                                      $        0.55          $         2.42
                                                                            =================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                               6,327                   6,649
                                                                            =================      ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2007 and 2006
                      (Thousands, except per share amounts)


                                                                                  2007                    2006
                                                                            -----------------      -------------------
REVENUES:
Real estate land sales                                                      $      21,311          $       64,197

Media services operations                                                          67,852                  43,740

Interest and other                                                                  4,286                   6,387
                                                                            -----------------      -------------------
                                                                                   93,449                 114,324
                                                                            -----------------      -------------------
COSTS AND EXPENSES:
Real estate land sales                                                              7,331                  19,484
Operating expenses:
   Media services operations                                                       60,317                  36,825
   Real estate commissions and selling                                                341                     914
   Other                                                                              925                     552

General and administrative:
   Media services operations                                                        6,188                   3,317
   Real estate operations and corporate                                             2,188                   2,477
Interest expense, net of capitalized amounts                                          625                     174
                                                                            -----------------      -------------------
                                                                                   77,915                  63,743
                                                                            -----------------      -------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              15,534                  50,581

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                               5,747                  18,715
                                                                            -----------------      -------------------
INCOME FROM CONTINUING OPERATIONS                                                   9,787                  31,866
LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS (NET OF INCOME TAXES)                   (57)                      -
                                                                            -----------------      -------------------
NET INCOME                                                                          9,730                  31,866
RETAINED EARNINGS, beginning of period                                            121,333                  81,875
DIVIDEND PAID                                                                      (6,630)                 (5,648)
                                                                            -----------------      -------------------
RETAINED EARNINGS, end of period                                            $     124,433          $      108,093
                                                                            =================      ===================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
   CONTINUING OPERATIONS                                                    $        1.51          $         4.79
   DISCONTINUED OPERATIONS                                                          (0.01)                      -
                                                                            -----------------      -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                      $        1.50          $         4.79
                                                                            =================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                               6,490                   6,646
                                                                            =================      ===================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2007 and 2006
                                   (Thousands)

                                                                                  2007                    2006
                                                                            -----------------      ------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $       9,730          $       31,866
                                                                            -----------------      ------------------
     Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 5,342                   2,937
      Non-cash credits and charges:
        Pension accrual (benefit)                                                    (132)                    107
        Provision for doubtful accounts                                              (251)                     80
      Stock based compensation - Directors' Plan                                        -                     327
      Gain on disposition of assets                                                (1,873)                 (4,112)
      Changes in assets and liabilities:
         Receivables                                                                1,119                  (7,432)
         Real estate inventory                                                    (13,891)                  6,991
         Intangible and other assets                                               (1,073)                 (2,416)
         Accounts payable and accrued expenses, and deferred revenue               (2,017)                 38,898
         Taxes payable                                                                426                     560
         Deferred income taxes and other long-term liabilities                      2,947                   4,340
                                                                            -----------------      ------------------
           Total adjustments                                                       (9,403)                 40,280
                                                                            -----------------      ------------------
           Net cash provided by operating activities                                  327                  72,146
                                                                            -----------------      ------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant, and equipment                         (2,927)                 (1,098)
     Capital expenditures - purchase of investment assets                          (1,092)                 (2,492)
     Acquisition, net of cash acquired                                                195                       -
     Proceeds from disposition of assets                                            4,749                   6,140
     Restricted cash                                                               (5,796)                 (4,232)
                                                                            -----------------      ------------------
           Net cash used by investing activities                                   (4,871)                 (1,682)
                                                                            -----------------      ------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
     Acquisition of treasury stock                                                (19,996)                      -
     Proceeds from debt financing                                                  52,841                  12,181
     Principal debt payments                                                      (41,371)                (13,726)
     Exercise of stock options                                                          -                      14
     Dividends paid                                                                (6,630)                 (5,648)
                                                                            -----------------      ------------------
           Net cash used by financing activities                                  (15,156)                 (7,179)
                                                                            -----------------      ------------------
    INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                 (19,700)                 63,285
    CASH AND CASH EQUIVALENTS, beginning of period                                 42,102                  46,882
                                                                            -----------------      ------------------

    CASH AND CASH EQUIVALENTS, end of period                                $      22,402          $      110,167
                                                                            =================      ==================

    SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid - net of amounts capitalized                             $         828          $          169
                                                                            =================      ==================
     Income taxes paid - net of refunds                                     $       2,374          $       13,814
                                                                            =================      ==================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended October 31, 2007 and 2006

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

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2007, which was previously filed with the Securities and Exchange Commission.

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

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 had no impact on the Company's financial statements. The Company's deferred income taxes and other long-term liabilities include an unrecognized tax benefit of $1,354,000 at May 1, 2007, which had been previously recorded under FASB Statement No. 5 or FASB Statement No. 109. The Company's unrecognized tax benefit at October 31, 2007 was $1,381,000. If recognized, the unrecognized tax benefit would have an impact on the effective tax rate.

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

There were no significant changes in unrecognized tax positions ("UTP") during the period. The total amount of UTP could increase or decrease within the next twelve months for a number of reasons, including the expiration of statutes of limitations, audit settlements, tax examinations and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of UTP will significantly increase or decrease over the next twelve months.

The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The total amount of interest and penalties recognized in the accompanying consolidated balance sheets was $529,000 at October 31, 2007 and $395,000 at May 1, 2007 (date of adoption).

(3)      Restricted Cash
         ---------------

Restricted cash consists of amounts held in escrow that were received in connection with sales of investment assets that are identified as "1031 Exchange assets" and which are restricted pending the purchase or identification of replacement assets.

(4)      Receivables
         -----------

Media services operations accounts receivable, net consist of the following (in thousands):

                                             October 31,            April 30,
                                                2007                  2007
                                          -----------------     ----------------

Fulfillment Services                       $     31,350          $     29,606
Newsstand Distribution Services,
   net of estimated returns                      22,883                19,550
                                          -----------------     ----------------
                                                 54,233                49,156
Less allowance for doubtful accounts             (1,080)               (1,331)
                                          -----------------     ----------------
                                           $     53,153          $     47,825
                                          =================     ================

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $56,172,000 at October 31, 2007 and $52,275,000 at April 30, 2007. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets ($22,835,000 was netted at October 31, 2007 and $21,106,000 at April 30, 2007).

(5)      Investment Assets
         -----------------

Investment assets, net consist of the following (in thousands):

                                             October 31,            April 30,
                                                2007                   2007
                                         -----------------     -----------------

Land held for long-term investment         $     9,734           $     9,039
                                         -----------------     -----------------
Commercial rental properties:
  Land, buildings and improvements                 754                 3,535
  Furniture and fixtures                            40                    42
                                         -----------------     -----------------
                                                   794                 3,577
  Less accumulated depreciation                   (254)                 (451)
                                         -----------------     -----------------
                                                   540                 3,126
                                         -----------------     -----------------
                                           $    10,274           $    12,165
                                         =================     =================

(6)      Property, Plant and Equipment
         -----------------------------

Property, plant and equipment, net consist of the following (in thousands):
                                             October 31,            April 30,
                                                2007                  2007
                                         -----------------     -----------------
Land, buildings and improvements           $    18,160           $    17,217
Furniture and equipment and other               43,756                41,853
                                         -----------------     -----------------
                                                61,916                59,070
Less accumulated depreciation                  (31,769)              (28,552)
                                         -----------------     -----------------
                                           $    30,147           $    30,518
                                         =================     =================


(7)      Intangible and Other Assets
         ---------------------------

Intangible and other assets, net consist of the following (in thousands):

                                             October 31,           April 30,
                                               2007                   2007
                                         -----------------     ----------------
Software development costs                 $     9,840           $     9,461
Deferred order entry costs                       5,634                 5,837
Prepaid expenses                                 4,329                 3,302
Customer contracts and relationships            15,000                15,000
Other                                            4,043                 5,118
                                         -----------------     ----------------
                                                38,846                38,718
Less accumulated amortization                   (5,696)               (4,704)
                                         -----------------     ----------------
                                           $    33,150           $    34,014
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

(8)      Accounts Payable, Net and Accrued Expenses
         ------------------------------------------

Accounts payable, net and accrued expenses consist of the following (in thousands):

                                            October 31,            April 30,
                                               2007                  2007
                                         -----------------     ----------------
Publisher payables, net                    $    68,101           $    63,759
Accrued expenses                                 7,247                 6,803
Trade payables                                   4,183                 3,701
Other                                            6,361                 9,294
                                         -----------------     ----------------
                                           $    85,892           $    83,557
                                         =================     ================


Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $22,835,000 and $21,106,000 of accounts receivable against the related accounts payable at October 31, 2007 and April 30, 2007 (see Note 4).

(9)      Notes Payable
         -------------

Notes payable consist of the following (in thousands):

                                            October 31,            April 30,
                                               2007                  2007
                                         -----------------     ----------------
   Line-of-credit borrowings:
     Real estate operations and other      $    17,000           $     6,000
     Media services operations                  13,390                11,905
   Real estate operations term loan              8,163                10,559
   Other notes payable                           5,216                 3,835
                                         -----------------     ----------------
                                           $    43,769           $    32,299
                                         =================     ================

The Company's AMREP Southwest Inc. subsidiary has a revolving credit facility with a bank that originally was to mature in September 2008. During September 2007, the maturity date was extended to September 2009, with all other terms remaining unchanged.

(10)     Discontinued Operations
         -----------------------

Loss from operations of discontinued business (net of income taxes) in the six month period ended October 31, 2007 reflects costs associated with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs that were estimated and accrued for this matter in the fourth quarter of 2007.

(11)     Acquisition
         -----------

The Company received a refund of $195,000 in the second quarter of 2008 in excess of a receivable valuation related to the acquisition of Palm Coast in 2007. The Company adjusted the original amount of goodwill recorded in the purchase accounting for the acquisition, in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations".

(12)     Subsequent Event
         ----------------

On December 5, 2007 a warehouse of approximately 30,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by fire. The warehouse was used principally to store back issues of a number of magazines published by certain customers for which the Company fills back-issue orders as part of its services to these customers. The Company is in the very earliest stage of reviewing its insurance coverage and evaluating the impact of this event on its operations and is unable at this point to reach any conclusions as to these matters or to determine the effect on its financial position, results of operations and cash flows.

(13)     Information About the Company's Operations in Different Industry
         ----------------------------------------------------------------
         Segments
         --------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and six month periods ended October 31, 2007 and 2006 (tables in thousands):

                                                                              Newsstand
                                             Real Estate     Fulfillment    Distribution
                                              Operations      Services        Services         Corporate       Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Three months ended October 31, 2007 (a):
Revenues                                     $     6,428    $    32,035    $      3,556       $       71      $   42,090


Income from continuing operations                  2,347            134             560              426           3,467
Provision for income taxes from
   continuing operations                           1,378             86             321              251           2,036
                                            -----------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                    3,725            220             881              677           5,503
Interest expense (income), net (b)                     -          1,394            (383)            (674)            337
Depreciation and amortization                         61          2,405             243                1           2,710
                                            -----------------------------------------------------------------------------------
EBITDA (c)                                    $    3,786    $     4,019    $        741       $        4      $    8,550
                                            -----------------------------------------------------------------------------------

Capital expenditures                          $      277    $     1,851    $         21       $        3      $    2,152

-------------------------------------------------------------------------------------------------------------------------------

Three months ended October 31, 2006:
Revenues                                      $   32,430    $    18,969    $      4,187       $      469      $   56,055

Income from continuing operations                 14,365            771             851               75          16,062
Provision for income taxes from
   continuing operations                           8,437            453             499               44           9,433
                                            -----------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                   22,802          1,224           1,350              119          25,495
Interest expense (income), net (b)                     -            167             (84)               -              83
Depreciation and amortization                         40          1,216             233                1           1,490
                                            -----------------------------------------------------------------------------------
EBITDA (c)                                    $   22,842    $     2,607    $      1,499       $      120      $   27,068
                                            -----------------------------------------------------------------------------------
Capital expenditures                          $    2,422    $       470    $          -       $       20      $    2,912

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Six months ended October 31, 2007 (a):
Revenues                                      $   25,291    $    61,023    $      6,867       $      268      $   93,449

Income from continuing operations                  9,727         (1,725)            808              977           9,787
Provision (benefit) for income taxes from
   continuing operations                           5,712         (1,004)            464              575           5,747
                                            -----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                            15,439         (2,729)          1,272            1,552          15,534
Interest expense (income), net (b)                     -          2,861            (869)          (1,367)            625
Depreciation and amortization                        116          4,736             487                3           5,342
                                            -----------------------------------------------------------------------------------
EBITDA (c)                                    $   15,555    $     4,868    $        890       $      188      $   21,501
                                            -----------------------------------------------------------------------------------
Goodwill                                      $        -    $    50,246    $      3,893       $        -      $   54,139
Total assets                                  $   97,011    $   141,483    $     48,040       $    1,923      $  288,457
Capital expenditures                          $    1,179    $     2,800    $         37       $        3      $    4,019

-------------------------------------------------------------------------------------------------------------------------------
Six months ended October 31, 2006:
Revenues                                      $   69,522    $    36,541    $      7,442       $      819      $  114,324

Income from continuing operations                 29,638            928           1,070              230          31,866
Provision for income taxes from
   continuing operations                          17,407            544             628              136          18,715
                                            -----------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                   47,045          1,472           1,698              366          50,581
Interest expense (income), net (b)                     -            292            (118)               -             174
Depreciation and amortization                        101          2,373             461                2           2,937
                                            -----------------------------------------------------------------------------------
EBITDA (c)                                    $   47,146    $     4,137    $      2,041       $      368      $   53,692
                                            -----------------------------------------------------------------------------------

Goodwill                                      $        -    $     1,298    $      3,893       $        -      $    5,191
Total assets                                  $   79,954    $    47,365    $     69,106       $   61,535      $  257,960
Capital expenditures                          $    2,492    $     1,070    $          8       $       20      $    3,590

-------------------------------------------------------------------------------------------------------------------------------

     (a) Segment information does not include net loss from discontinued operations of $57,000 in the six months ended October 31, 2007.
     (b) Interest expense, net includes inter-segment interest income and expense that is eliminated in consolidation.
     (c) The Company uses EBITDA (which the Company defines as income from continuing operations before interest expense, net, income taxes and depreciation and amortization) in addition to income from continuing operations as a key measure of profit or loss for segment performance and evaluation purposes.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the 2007 consolidated financial statements and accompanying notes. All references in this Item 2 to the second quarter or first six months of 2008 and 2007 mean the fiscal three or six-month periods ended October 31, 2007 and 2006, respectively.

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

The significant accounting policies of the Company are described in Note 1 to the 2007 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in
Item 7 of the 2007 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2007 consolidated financial statements. The Company adopted FASB Interpretation No. 48 ("FIN 48") effective May 1, 2007. The adoption of FIN 48 had no impact on the Company's financial condition, liquidity or results of operations. The Company did not adopt any other accounting policies in the first six months of 2008.

RESULTS OF OPERATIONS
---------------------

For the second quarter of 2008, net income was $3,467,000, or $0.55 per share, compared to net income of $16,062,000, or $2.42 per share, in the second quarter of the prior year. Results for the second quarter of both 2008 and 2007 were entirely from continuing operations. For the first six months of 2008, net income was $9,730,000, or $1.50 per share, compared to net income of $31,866,000, or $4.79 per share, for the same period of 2007. Results for the first six months of 2008 included a loss on discontinued operations of $57,000, or $.01 per share, that reflected costs incurred in connection with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs estimated and accrued for this matter in the fourth quarter of 2007, while the results for the same period in 2007 were entirely from continuing operations. Revenues were $42,090,000 and $93,449,000 in the second quarter and first six months of 2008 compared to $56,055,000 and $114,324,000 in the same periods last year.

Revenues from land sales at AMREP Southwest were $3,161,000 and $21,311,000 for the three and six month periods ended October 31, 2007 compared to $31,707,000 and $64,197,000 for the same periods of the prior year. These decreases were the result of a substantial decline in land sales in the Company's principal market of Rio Rancho, New Mexico, due to the softening of the real estate market in the greater Albuquerque-metro and Rio Rancho areas. The number of permits for new home construction in both markets was down significantly for the first ten months of calendar 2007 compared to the same period in 2006, with Rio Rancho showing a decrease of almost 50%. The Company believes that this decline reflected the well-publicized problems of the national homebuilding industry, including fewer sales of both new and existing homes, increasing numbers of mortgage delinquencies and foreclosures and a tightening of mortgage availability. As a result of these factors, builders have slowed the pace of building on land previously purchased from the Company in Rio Rancho and, in some cases, have delayed or cancelled the purchase of additional land. These factors are also believed to have contributed to a decline in sales of undeveloped land to both builders and investors.

In Rio Rancho, the Company sells both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. For the second quarter and first six months of 2008 and 2007, the Company's land sales in Rio Rancho have been as follows:


                                               2007                                          2006
                              ----------------------------------------     ------------------------------------------
                                                           Revenues                                       Revenues
                               Acres        Revenues       Per Acre         Acres         Revenues        Per Acre
                                Sold       (in 000's)     (in 000's)         Sold        (in 000's)      (in 000's)
                              ---------    -----------    ------------     ---------     ------------    ------------
Three months ended
October 31:
 Developed
   Residential                   10         $  2,740       $    274           30          $   7,954       $     265
   Commercial                     -                -              -           31              8,504             274
                              ---------    -----------    ------------     ---------     ------------    ------------
 Total Developed                 10            2,740            274           61             16,458             270
 Undeveloped                     11              421             38          324             15,249              47
                              ---------    -----------    ------------     ---------     ------------    ------------
  Total                          21         $  3,161       $    151          385          $  31,707       $      82
                              ---------    -----------    ------------     ---------     ------------    ------------

Six months ended
October 31:
 Developed
   Residential                   30         $  9,468       $    316           83          $  22,456       $     271
   Commercial                    14            2,921            209           44             11,798             268
                              ---------    -----------    ------------     ---------     ------------    ------------
 Total Developed                 44           12,389            282          127             34,254             270
 Undeveloped                    302            8,922             30          573             29,943              52
                              ---------    -----------    ------------     ---------     ------------    ------------
  Total                         346         $ 21,311       $     62          700          $  64,197       $      92
                              ---------    -----------    ------------     ---------     ------------    ------------


Variances in the average selling price per acre of developed land in the three and six month periods of 2008 compared to 2007 were generally due to a change in the mix and the stage of development of specific projects from which the land was sold. The Company offers developed and undeveloped land in Rio Rancho from a number of different projects and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors. The decrease in the average selling price of undeveloped land in the second quarter and first six months of 2008 was primarily attributable to a higher proportion of undeveloped investment land sold in the current year from locations in Rio Rancho that are further removed from developed areas and thus generally have lower average selling prices. The average gross profit percentage on land sales decreased from 75% and 70% for the second quarter and first six months of 2007 to 50% and 66% for the same periods of 2008. The reduced gross profit percentages in fiscal 2008 were principally attributable to a change in the mix of sales between developed and undeveloped lots sold in each of the periods, with sales in both the three and six month periods of fiscal 2008 including a higher percentage of revenues from sales of developed lots which generally have lower gross profit percentages than undeveloped lots. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services, including both Fulfillment Services and Newsstand Distribution Services, increased from $22,913,000 and $43,740,000 for the second quarter and first six months of 2007 to $35,574,000 and $67,852,000 for the same periods in 2008. These increases were attributable to the January 2007 acquisition of Palm Coast Data Holdco, Inc. ("Palm Coast") by Kable. Revenues from Fulfillment Services operations, including the revenues of Palm Coast, were $32,028,000 and $61,011,000 for the second quarter and first six months of 2008 compared to $18,965,000 and $36,537,000 in the same periods of the prior year. The increase in Fulfillment Services revenues resulting from the Palm Coast acquisition ($14,207,000 and $27,326,000 in the second quarter and first six months) was partly offset by decreases in revenues from other parts of Kable's Fulfillment Services business that resulted from competitive market pressures and customer losses that occurred in earlier periods. Revenues from Kable's Newsstand Distribution Services operations decreased from $3,948,000 and $7,203,000 for the second quarter and first six months of 2007 to $3,546,000 and $6,841,000 the same periods in 2008. The decrease in Newsstand Distribution Services revenues was due primarily to reduced billings and lower commission rates. Kable's operating expenses increased by $11,571,000 (62%) and $23,492,000 (64%) for the second quarter and first six months of 2008 compared to the same periods in 2007, with such increase being primarily attributable to the additional operating expenses of Palm Coast, which were offset in part by decreased payroll and benefit expenses resulting from lower sales volumes in other parts of the Fulfillment Services business.

The Company has announced a project to consolidate the Kable and Palm Coast fulfillment operations in order to improve operating efficiencies and customer service and also to reduce costs. In connection with this consolidation effort, the first quarter results for 2008 included a charge of approximately $300,000 for severance costs relating to a workforce reduction of approximately 75 people that was announced in August 2007 and which is expected to reduce annual operating costs by approximately $2,700,000. In October 2007, the Company announced the planned redistribution of the fulfillment services work performed at the Marion, Ohio facility of its Fulfillment Services business and the scheduled closing of the Ohio facility. Approximately $700,000 in severance-related costs are projected to be paid in connection with the Ohio facility closure, which will be recorded as positions are eliminated during the eleven month transitional period ending September 2008. Following the completion of this program, the Company anticipates realizing cost savings of approximately $2,000,000 annually, which will bring the total estimated cost savings of the two actions to approximately $4,700,000 annually.

Interest and other revenues were $3,355,000 and $4,286,000 for the three and six-month periods ended October 31, 2007 compared to $1,435,000 and $6,387,000 for the same periods in the prior year. During the second quarter of 2008, the Company sold a commercial rental property at AMREP Southwest that resulted in a pre-tax gain of $1,873,000. In addition, the Company recognized pre-tax income of $618,000 from the forfeiture of a deposit for the purchase of land by a homebuilder who did not exercise a purchase option. During the first quarter of 2007, the Company sold certain of AMREP Southwest's investment assets, including the Company's office building in Rio Rancho, which in the aggregate contributed a pre-tax gain of $4,107,000.

Real Estate commissions and selling expenses decreased by $402,000 and $573,000 in the second quarter and first six months of 2008 compared to the same periods in 2007, principally due to decreases in variable commissions and selling expenses. Such costs generally vary depending upon the terms of specific land sale transactions. Real estate and corporate general and administrative expenses in the second quarter and first six months of 2008 decreased by $414,000 and $289,000 compared to the same periods in 2007 primarily due to reduced professional and consulting fees. General and administrative costs of magazine operations increased $1,233,000 and $2,871,000 in the second quarter and first six months of 2008 compared to the same periods in 2007, primarily due to the addition of Palm Coast partially offset by reduced spending in other Media Services operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and Media Services operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Financing Activities
------------------------------------

AMREP Southwest has a revolving credit facility with a bank that originally was to mature in September 2008. During September 2007, the maturity date was extended to September 2009, with all other terms remaining unchanged.

On August 24, 2007, the Company paid a special cash dividend of $1.00 per share to shareholders of record at the close of business on August 10, 2007.

Cash Flows From Operating Activities
------------------------------------

Real Estate inventory was $60,475,000 at October 31, 2007 compared to $46,584,000 at April 30, 2007. Inventory in the Company's core real estate market of Rio Rancho was $53,554,000 at October 31, 2007 and $39,770,000 at April 30, 2007. The increase in Real Estate inventory in Rio Rancho was attributable to capitalized costs incurred for the improvement of certain projects that are in the initial stages of site development. The balance of inventory consisted of properties in Colorado. Real estate investment assets, which includes land held for long-term investment located in areas not planned to be developed in the near term and thus not offered for sale, decreased from $12,165,000 at April 30, 2007 to $10,274,000 at October 31, 2007 primarily as a result of the commercial rental property sold at AMREP Southwest.

Real Estate receivables decreased from $25,117,000 at April 30, 2007 to $18,921,000 at October 31, 2007, resulting primarily from the net effect of payments received on previously issued mortgage notes offset in part by mortgage notes received in connection with real estate sales that closed during the second quarter of 2008. Receivables from Media Services operations increased from $47,825,000 at April 30, 2007 to $53,153,000 at October 31, 2007, primarily due to higher quarter-end billings at October 31, 2007 compared to April 30, 2007.

Accounts payable and accrued expenses increased from $83,557,000 at April 30, 2007 to $85,892,000 at October 31, 2007, primarily as a result of an increase in the amounts due publishers. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted ($22,835,000 was netted at October 31, 2007 and $21,106,000 was netted at April 30, 2007) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Deferred revenue relates to consideration received on certain real estate land sales which are accounted for under the percentage of completion method and which will be recognized as revenue as the Company completes land development work which it is obligated to perform. Deferred revenue decreased from $4,352,000 at April 30, 2007 to none at October 31, 2007 as related sales recorded under the percentage of completion were completed.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures amounted to $4,019,000 and $3,590,000 in the first six months of 2008 and 2007, primarily for computer hardware and software development expenditures related to Kable's Fulfillment Services business and the acquisition of real estate investment property. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual obligations as of October 31, 2007 for the items indicated (in thousands):


            Contractual                        Less than          1 - 3             3 - 5           More than
            Obligations         Total           1 year            years             years            5 years
                                -----          ---------          -----             -----           ---------

       Notes payable           $43,769         $10,129           $33,215          $   425            $     -
       Operating leases
        and other               24,337           4,968             8,602            5,077              5,690
                              -----------    --------------    -------------     -------------    --------------
       Total                   $68,106         $15,097           $41,817          $ 5,502            $ 5,690
                              ===========    ==============    =============     =============    ==============

The increase in notes payable was primarily due to additional borrowings under the AMREP Southwest revolving line of credit. Operating leases and other includes $1,910,000 of unrecognized tax benefits and related interest accrued in accordance with FIN 48. Refer to Notes 9, 14 and 15 to the consolidated financial statements included in the 2007 Form 10-K for additional information on long-term debt and commitments and contingencies.

Discretionary Stock Repurchase Program
--------------------------------------

On July 16, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's common stock from time-to-time in the open market or through negotiated private transactions with non-affiliates of the Company. On October 8, 2007, the Company announced that it had completed its 500,000-share repurchase program. The shares were purchased in open market transactions for a total purchase price, including commissions, of $15,933,000, or an average of $31.87 per share.

The Company also announced on October 8, 2007 that its Board of Directors had authorized a further repurchase of up to an additional 500,000 shares of the Company's common stock. The purchases may be made from time-to-time either in the open market or through negotiated private transactions with non-affiliates of the Company. As of October 31, 2007, the Company had purchased 116,400 shares of the additional 500,000 shares in open market transactions for a total purchase price, including commissions, of $4,063,000, or an average of $34.91 per share.

During the period from November 1, 2007 through December 7, 2007, the Company repurchased 10,000 shares, all in the open market, for an aggregate purchase price, including commissions, of $318,900, or an average of $31.89 per share.

All repurchases were funded from cash on hand and borrowings, and the Company expects to fund any future purchases from internally generated cash or borrowings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

The Company has several credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At October 31, 2007, borrowings of $40,053,000 were subject to variable interest rates. Refer to Item 7(A) of the 2007 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

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

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

The Company purchased shares of its common stock in open market transactions during the three-month period ended October 31, 2007 as summarized in the following table:

                                                                      Total Number of
                                                                    Shares Purchased as   Maximum Number of
                                     Total Number                     Part of Publicly  Shares that May Yet Be
                                       of Shares      Average Price   Announced Plans    Purchased Under the
            Period                   Purchased (1)   Paid Per Share     or Programs        Plans or Programs
----------------------------------- ---------------- --------------- ------------------ ----------------------

August 1, 2007 - August 31, 2007        250,000          $33.62           250,000              250,000
September 1, 2007 - September 30,
2007                                    186,000          $30.83           186,000               64,000
October 1, 2007 - October 31, 2007      180,400          $32.36           180,400              383,600
                                    ---------------- --------------- ------------------ ----------------------
              Total                     616,400          $32.41           616,400              383,600
                                    ================ =============== ================== ======================

Note (1) - On July 16, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's common stock from time to time in the open market or through negotiated private transactions. The 500,000 shares repurchase was completed on October 8, 2007. On October 8, 2007, the Company announced that its Board of Directors had authorized a further repurchase of up to 500,000 shares of the Company's common stock from time to time in the open market or through negotiated private transactions. There is no designated expiration date for the program. All of the purchases were made in the open market and were part of the publicly announced programs.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The 2007 Annual Meeting of Shareholders of the Company was held on October 2, 2007. At the meeting, Samuel N. Seidman and Lonnie A. Coombs were reelected directors of the Company by the following votes:

                                                  For            Withheld
                                                  ---            --------
       Samuel N. Seidman                        6,103,096         144,678
       Lonnie A. Coombs                         6,125,372         122,402

Item 5.  Other Information
-------  -----------------


On December 5, 2007 a warehouse of approximately 30,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by fire. The warehouse was used principally to store back issues of a number of magazines published by certain customers for which the Company fills back-issue orders as part of its services to these customers. The Company is in the very earliest stage of reviewing its insurance coverage and evaluating the impact of this event on its operations and is unable at this point to reach any conclusions as to these matters or to determine the effect on its financial position, results of operations and cash flows.

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

Date:  December 10, 2007       AMREP CORPORATION
                                  (Registrant)

                               By:  /s/  Peter M. Pizza
                                   ---------------------------------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 - Filed herewith.
31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 - Filed herewith.
31.3 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 - Filed herewith.
32 Certification required pursuant to 18 U.S.C. Section 1350 - Filed herewith.