Form 10-Q
period 2008-01-31
AMREP CORP.
filed 2008-03-10
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                January 31, 2008
                               -------------------------------------------------

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

Large accelerated filer                       Accelerated filer          X
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No    X
                       ------                             ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at February 29, 2008 - 5,995,212.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
            January 31, 2008 and April 30, 2007                            1

         Consolidated Statements of Income and Retained Earnings
            (Unaudited) Three Months Ended January 31, 2008 and 2007       2

         Consolidated Statements of Income and Retained Earnings
            (Unaudited) Nine Months Ended January 31, 2008 and 2007        3

         Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 2008 and 2007                    4

         Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       17

Item 4.  Controls and Procedures                                          17

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      17

Item 6.  Exhibits                                                         18

SIGNATURE                                                                 19

EXHIBIT INDEX                                                             20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)


                                                                                       January 31,             April 30,
                                                                                          2007                   2007
                                                                                   ------------------    -------------------
ASSETS:
Cash and cash equivalents                                                          $      24,928         $        42,102

Receivables, net:
  Real estate operations                                                                  13,333                  25,117
  Media services operations                                                               52,882                  47,825
                                                                                   ------------------    -------------------
                                                                                          66,215                  72,942

Real estate inventory                                                                     66,416                  46,584
Investment assets, net                                                                    10,274                  12,165
Property, plant and equipment, net                                                        30,021                  30,518
Intangible and other assets, net                                                          32,234                  34,014
Goodwill                                                                                  54,139                  54,334
                                                                                   ------------------    -------------------
  TOTAL ASSETS                                                                     $     284,227         $       292,659
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses                                         $      92,805         $        83,557
Deferred revenue                                                                               -                   4,352
Notes payable:
 Amounts due within one year                                                               4,462                   5,297
 Amounts subsequently due                                                                 24,235                  27,002
                                                                                   ------------------    -------------------
                                                                                          28,697                  32,299

Taxes payable                                                                              2,108                      55
Deferred income taxes and other long-term liabilities                                     14,385                  11,149
Accrued pension cost                                                                       1,045                   1,243
                                                                                   ------------------    -------------------
  TOTAL LIABILITIES                                                                      139,040                 132,655
                                                                                   ------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
 Shares authorized - 20,000,000; 7,419,704 shares issued
 at January 31, 2008 and at April 30, 2007                                                   742                     742
Capital contributed in excess of par value                                                46,085                  46,085
Retained earnings                                                                        127,879                 121,333
Accumulated other comprehensive loss, net                                                 (2,862)                 (2,862)
Treasury stock, at cost; 1,424,492 shares at January 31, 2008
 and 766,092 shares at April 30, 2007                                                    (26,657)                 (5,294)
                                                                                   ------------------    -------------------
  TOTAL SHAREHOLDERS' EQUITY                                                             145,187                 160,004
                                                                                   ------------------    -------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     284,227         $       292,659
                                                                                   ==================    ===================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2008 and 2007
                      (Thousands, except per share amounts)

                                                                                   2008                   2007
                                                                            -----------------     -------------------
REVENUES:
Real estate land sales                                                      $       6,302         $       16,563
Media services operations                                                          36,458                 24,116
Interest and other                                                                    675                  1,510
                                                                            ------------------    -------------------
                                                                                   43,435                 42,189
                                                                            ------------------    -------------------
COSTS AND EXPENSES:
Real estate land sales                                                              2,332                  6,731
Operating expenses:
   Media services operations                                                       30,492                 20,296
   Real estate commissions and selling                                                300                    273
   Restructuring and fire recovery costs                                              387                      -
   Other                                                                             (305)                   214

General and administrative:
   Media services operations                                                        3,228                  2,329
   Real estate operations and corporate                                             1,259                  1,195
Interest expense, net of capitalized amounts                                          274                    152
                                                                            ------------------    -------------------
                                                                                   37,967                 31,190
                                                                            ------------------    -------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               5,468                 10,999

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                               2,022                  4,069
                                                                            ------------------    -------------------
NET INCOME                                                                          3,446                  6,930

RETAINED EARNINGS, beginning of period                                            124,433                108,093
                                                                            ------------------    -------------------
RETAINED EARNINGS, end of period                                            $     127,879         $      115,023
                                                                            ==================    ===================

EARNINGS PER SHARE - BASIC AND DILUTED                                      $        0.57         $         1.04
                                                                            ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                               6,014                  6,653
                                                                            ==================    ===================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2008 and 2007
                      (Thousands, except per share amounts)

                                                                                   2008                   2007
                                                                            ------------------    -------------------
REVENUES:
Real estate land sales                                                      $      27,613         $       80,760
Media services operations                                                         104,317                 67,855
Interest and other                                                                  4,955                  7,898
                                                                            ------------------    -------------------
                                                                                  136,885                156,513
                                                                            ------------------    -------------------
COSTS AND EXPENSES:
Real estate land sales                                                              9,663                 26,215
Operating expenses:
   Media services operations                                                       90,237                 57,121
   Real estate commissions and selling                                                641                  1,187
   Restructuring and fire recovery costs                                              958                      -
   Other                                                                              620                    766

General and administrative:
   Media services operations                                                        9,417                  5,646
   Real estate operations and corporate                                             3,447                  3,672
Interest expense, net of capitalized amounts                                          899                    326
                                                                            ------------------    -------------------
                                                                                  115,882                 94,933
                                                                            ------------------    -------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              21,003                 61,580

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                               7,770                 22,784
                                                                            ------------------    -------------------
INCOME FROM CONTINUING OPERATIONS                                                  13,233                 38,796
LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS (NET OF INCOME TAXES)                   (57)                     -
                                                                            ------------------    -------------------
NET INCOME                                                                         13,176                 38,796

RETAINED EARNINGS, beginning of period                                            121,333                 81,875

DIVIDEND PAID                                                                      (6,630)                (5,648)
                                                                            ------------------    -------------------
RETAINED EARNINGS, end of period                                            $     127,879         $      115,023
                                                                            ==================    ===================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
   CONTINUING OPERATIONS                                                    $        2.09         $         5.84
   DISCONTINUED OPERATIONS                                                          (0.01)                     -
                                                                            ------------------    -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                      $        2.08         $         5.84
                                                                            ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                               6,332                  6,648
                                                                            ==================    ===================



                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2008 and 2007
                                   (Thousands)

                                                                                  2008                   2007
                                                                            -----------------     ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $      13,176         $       38,796
                                                                            -----------------     ------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  8,014                  4,604
     Non-cash credits and charges:
       Pension accrual (benefit)                                                     (246)                   151
       Provision for doubtful accounts                                               (349)                    47
     Stock based compensation - Directors' Plan                                         -                    339
     Gain on disposition of assets, net                                            (1,781)                     -
     Changes in assets and liabilities:
       Receivables                                                                  3,184                (14,066)
       Real estate inventory                                                      (15,940)                 7,426
       Intangible and other assets                                                 (1,152)                (2,972)
       Accounts payable and accrued expenses, and deferred revenue                  4,944                 26,933
       Taxes payable                                                                2,053                 (2,035)
       Deferred income taxes and other long-term liabilities                        3,236                  3,227
                                                                            -----------------     ------------------
         Total adjustments                                                          1,963                 23,654
                                                                            -----------------     ------------------
         Net cash provided by operating activities                                 15,139                 62,450
                                                                            -----------------     ------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant, and equipment                          (4,565)                (1,346)
    Capital expenditures - purchase of investment assets                           (1,097)                (2,564)
    Acquisition, net of cash acquired                                                 195                (95,521)
    Proceeds from disposition of assets                                             4,749                  2,058
                                                                            -----------------     ------------------
         Net cash used by investing activities                                       (718)               (97,373)
                                                                            -----------------     ------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquisition of treasury stock                                                 (21,363)                     -
    Proceeds from debt financing                                                   71,081                 66,293
    Principal debt payments                                                       (74,683)               (25,992)
    Exercise of stock options                                                           -                     14
    Dividends paid                                                                 (6,630)                (5,648)
                                                                            -----------------     ------------------
         Net cash provided (used) by financing activities                         (31,595)                34,667
                                                                            -----------------     ------------------
   DECREASE IN CASH AND CASH EQUIVALENTS                                          (17,174)                  (256)
   CASH AND CASH EQUIVALENTS, beginning of period                                  42,102                 46,882
                                                                            -----------------     ------------------

   CASH AND CASH EQUIVALENTS, end of period                                 $      24,928         $       46,626
                                                                            =================     ==================

   SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid - net of amounts capitalized                              $       1,029         $          279
                                                                            =================     ==================
    Income taxes paid - net of refunds                                      $       2,447         $       21,735
                                                                            =================     ==================
    Non-cash transactions:

     Transfer to real estate inventory from receivables                     $       3,892         $            -
                                                                            =================     ==================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended January 31, 2008 and 2007

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

(2)   Adoption of FIN 48
      ------------------

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), on May 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with FASB Statement No. 5, "Accounting for Contingencies". As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that management believes has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 had no impact on the Company's financial statements. The Company's deferred income taxes and other long-term liabilities include an unrecognized tax benefit of $1,354,000 at May 1, 2007, which had been previously recorded under FASB Statement No. 5 or FASB Statement No. 109. The Company's unrecognized tax benefit at January 31, 2008 was $1,348,000. If recognized, the unrecognized tax benefit would have an impact on the effective tax rate.

The Company is subject to U.S. Federal income taxes, and also to various state, local and foreign income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under examination by any tax authorities with respect to its income tax returns. In nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2003 are no longer subject to examination.

There were no significant changes in unrecognized tax positions ("UTP") during the nine months ended January 31, 2008. The total amount of UTP could increase or decrease within the next twelve months for a number of reasons, including the expiration of statutes of limitations, audit settlements, tax examinations and the recognition and measurement considerations under FIN 48. At this time, the

Company estimates that it is reasonably possible that the liability for UTP will decrease by up to $400,000 in the next twelve months due to either the expiration of statutes of limitations or the recognition and measurement considerations under FIN 48.

The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The total amount of interest and penalties recognized in the accompanying consolidated balance sheets was $602,000 at January 31, 2008 and $395,000 at May 1, 2007 (date of adoption).

(3)   Receivables, Net
      ----------------

Media services operations accounts receivable, net consist of the following (in thousands):

                                             January 31,            April 30,
                                                2008                  2007
                                          -----------------     ----------------
Fulfillment Services                       $     33,547          $     29,606
Newsstand Distribution Services,
 net of estimated returns                        20,317                19,550
                                          -----------------     ----------------
                                                 53,864                49,156
Less allowance for doubtful accounts               (982)               (1,331)
                                          -----------------     ----------------
                                           $     52,882          $     47,825
                                          =================     ================

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $50,662,000 at January 31, 2008 and $52,275,000 at April 30, 2008. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets ($28,137,000 was netted at January 31, 2008 and $21,106,000 at April 30, 2007).

(4)   Investment Assets, Net
      ----------------------


Investment assets, net consist of the following (in thousands):

                                             January 31,            April 30,
                                                2008                  2007
                                          -----------------     ----------------
Land held for long-term investment         $      9,734          $      9,039
                                          -----------------     ----------------
Commercial rental properties:
    Land, buildings and improvements                760                 3,535
    Furniture and fixtures                           40                    42
                                          -----------------     ----------------
                                                    800                 3,577
    Less accumulated depreciation                  (260)                 (451)
                                          -----------------     ----------------
                                                    540                 3,126
                                          -----------------     ----------------
                                           $     10,274          $     12,165
                                          =================     ================

During the second quarter 2008, the Company sold a commercial rental property in its real estate business with a book value of $2,876,000.

(5)   Property, Plant and Equipment, Net
      ----------------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                             January 31,            April 30,
                                                2008                  2007
                                          -----------------     ----------------
Land, buildings and improvements           $     17,931          $     17,217
Furniture and equipment and other                45,228                41,853
                                          -----------------     ----------------
                                                 63,159                59,070
Less accumulated depreciation                   (33,138)              (28,552)
                                          -----------------     ----------------
                                           $     30,021          $     30,518
                                          =================     ================


(6)   Intangible and Other Assets, Net
      --------------------------------

Intangible and other assets, net consist of the following (in thousands):

                                             January 31,            April 30,
                                                2008                  2007
                                          -----------------     ----------------
Software development costs                 $      9,946          $      9,461
Deferred order entry costs                        5,839                 5,837
Prepaid expenses                                  4,285                 3,302
Customer contracts and relationships             15,000                15,000
Other                                             3,892                 5,118
                                          -----------------     ----------------
                                                 38,962                38,718
Less accumulated amortization                    (6,728)               (4,704)
                                          -----------------     ----------------
                                           $     32,234          $     34,014
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

(7)   Accounts Payable, Net and Accrued Expenses
      ------------------------------------------

Accounts payable, net and accrued expenses consist of the following (in thousands):

                                             January 31,            April 30,
                                                2008                  2007
                                          -----------------     ----------------
Publisher payables, net                    $     75,232          $     63,759
Accrued expenses                                  7,003                 6,803
Trade payables                                    4,165                 3,701
Other                                             6,405                 9,294
                                          -----------------     ----------------
                                           $     92,805          $     83,557
                                          =================     ================


Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $28,137,000 and $21,106,000 of accounts receivable against the related accounts payable at January 31, 2008 and April 30, 2007 (see Note 3).

(8)   Notes Payable
      -------------

Notes payable consist of the following (in thousands):

                                             January 31,            April 30,
                                                 2008                 2007
                                          -----------------     ----------------
Notes payable:
 Line-of-credit borrowings:
   Real estate operations and other        $     17,000          $      6,000
   Media services operations                      6,257                11,905
 Real estate operations term loan                 2,798                10,559
 Other notes payable                              2,642                 3,835
                                          -----------------     ----------------
                                           $     28,697          $     32,299
                                          =================     ================

The Company's AMREP Southwest Inc. subsidiary has a revolving credit facility with a bank that originally was to mature in September 2008. During September 2007, the maturity date was extended to September 2009, with all other terms remaining unchanged.

On February 1, 2008, the Company's Kable Media Services group entered into a First Modification to its existing loan agreement with LaSalle Bank National Association dated as of January 16, 2007. The First Modification modifies the existing loan agreement by, among other things, (a) increasing the amount that may be borrowed for capital expenditures from $1,500,000 to $4,500,000, (b) allowing the borrowers the right to re-borrow the amounts of capital expenditure loans that have been repaid, (c) modifying the interest rate options the borrowers may select and (d) adding Kable Products Services, Inc., a recently organized member of the Kable Media Services group, as a borrower.

(9)   Discontinued Operations
      -----------------------

Loss from operations of discontinued business (net of income taxes) in the nine month period ended January 31, 2008 reflects costs associated with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs that were estimated and accrued for this matter in the fourth quarter of 2007.

(10)  Restructuring and Fire Recovery Costs
      -------------------------------------

The Company has announced a project to integrate certain aspects of the Kable and Palm Coast fulfillment operations in order to improve operating efficiencies and customer service and also to reduce costs. This project has resulted in one significant workforce reduction that occurred in the first quarter of 2008 together with a second quarter announced plan to redistribute the fulfillment services work performed at the Marion, Ohio facility. The Company has recorded charges to operations directly related to the integration project of $136,000 and $707,000 for the three and nine-month periods ending January 31, 2008.

On December 5, 2007 a warehouse of approximately 38,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by an accidental fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company fills back-issue orders as part of its services. The Company is reviewing its insurance coverage, including coverage for materials of certain publishers for whom it was required to provide insurance and its business interruption coverage, and evaluating the impact of this event on its operations. At this point, the Company is unable to reach any conclusions as to these matters or to determine the ultimate effect on its financial position, results of operations and cash flows. The Company is in the process of compiling data to submit to its insurer and has received no insurance proceeds. The Company has recorded charges to operations of $251,000 related to fire recovery costs for the three and nine-month periods ended January 31, 2008, principally related to legal and other costs that are not covered by insurance.

(11)  Acquisition
      -----------

The Company received a refund of $195,000 in the second quarter of 2008 in excess of a receivable valuation related to the acquisition of Palm Coast in 2007. The Company adjusted the original amount of goodwill recorded in the purchase accounting for the acquisition, in accordance with FASB Statement No. 141, "Business Combinations".

(12)  Information About the Company's Operations in Different Industry Segments
      -------------------------------------------------------------------------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and nine-month periods ended January 31, 2008 and 2007 (tables in thousands):

                                                                              Newsstand
                                             Real Estate     Fulfillment    Distribution
                                              Operations      Services        Services         Corporate       Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Three months ended January 31, 2008 (a):
Revenues                                     $     6,943    $    33,537    $      2,944       $       11      $   43,435

Income from continuing operations                  2,440            516             151              339           3,446
Provision for income taxes from continuing
   operations                                      1,433            303              89              197           2,022
                                             ----------------------------------------------------------------------------------
Income from continuing operations
   before  income taxes                            3,873            819             240              536           5,468
Interest expense (income), net (b)                     -          1,236            (346)            (616)            274
Depreciation and amortization                          9          2,414             246                2           2,671
                                             ----------------------------------------------------------------------------------
EBITDA (c)                                   $     3,882    $     4,469    $        140       $      (78)     $    8,413
                                             ----------------------------------------------------------------------------------
Capital expenditures                         $        26    $     1,544    $         74       $        -      $    1,644

-------------------------------------------------------------------------------------------------------------------------------
Three months ended January 31, 2007:
Revenues                                     $    17,355    $    20,612    $      3,737       $      485      $   42,189

Income from continuing operations                  5,937            241             522              230           6,930
Provision for income taxes from continuing
   operations                                      3,487            140             307              135           4,069
                                             ----------------------------------------------------------------------------------
Income from continuing operations
   before  income taxes                            9,424            381             829              365          10,999
Interest expense (income), net (b)                     -            456            (191)            (113)            152
Depreciation and amortization                         11          1,409             246                1           1,667
                                             ----------------------------------------------------------------------------------
EBITDA (c)                                   $     9,435    $     2,246    $        884       $      253      $   12,818
                                             ----------------------------------------------------------------------------------
Capital expenditures                         $        68    $       252    $          -       $        -      $      320

-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Nine months ended January 31, 2008 (a):
Revenues                                     $    32,234    $    94,560    $      9,811       $      280      $  136,885

Income from continuing operations                 12,167         (1,209)            959            1,316          13,233


Provision (benefit) for income taxes from
   continuing operations                           7,145           (705)            557              773           7,770
                                             ----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                            19,312         (1,914)          1,516            2,089          21,003
Interest expense (income), net (b)                     -          4,097          (1,215)          (1,983)            899
Depreciation and amortization                        125          7,151             733                5           8,014
                                             ----------------------------------------------------------------------------------
EBITDA (c)                                   $    19,437    $     9,334    $      1,034       $      111      $   29,916
                                             ----------------------------------------------------------------------------------

Goodwill                                     $         -    $    50,246    $      3,893       $        -      $   54,139
Total assets                                 $    95,755    $   143,501    $     45,371       $     (400)     $  284,227
Capital expenditures                         $     1,204    $     4,344    $        111       $        3      $    5,662

-------------------------------------------------------------------------------------------------------------------------------
Nine months ended January 31, 2007:
Revenues                                     $    86,877    $    57,153    $     11,179       $    1,304      $  156,513

Income from continuing operations                 35,575          1,168           1,592              461          38,796
Provision for income taxes from continuing
   operations                                     20,894            685             935              270          22,784
                                             ----------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                            56,469          1,853           2,527              731          61,580
Interest expense (income), net (b)                     -            748            (309)            (113)            326
Depreciation and amortization                        112          3,782             707                3           4,604
                                             ----------------------------------------------------------------------------------
EBITDA (c)                                   $    56,581    $     6,383    $      2,925       $      621      $   66,510
                                             ----------------------------------------------------------------------------------

Goodwill                                     $         -    $    50,768    $      3,893       $        -      $   54,661
Total assets                                 $    82,259    $   147,893    $     44,618       $   21,555      $  296,325
Capital expenditures                         $     2,564    $     1,322    $          8       $       16      $    3,910

-------------------------------------------------------------------------------------------------------------------------------

     (a) Segment information does not include net loss from discontinued operations of $57,000 in the nine months ended January 31, 2008.
     (b) Interest expense, net includes inter-segment interest income and expense that is eliminated in consolidation.
     (c) The Company uses EBITDA (which the Company defines as income from continuing operations before interest expense, net, income taxes and depreciation and amortization) in addition to income from continuing operations as a key measure of profit or loss for segment performance and evaluation purposes.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the 2007 consolidated financial statements and accompanying notes. All references in this Item 2 to the third quarter or first nine months of 2008 and 2007 mean the fiscal three or nine-month periods ended January 31, 2008 and 2007.

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

The significant accounting policies of the Company are described in Note 1 to the 2007 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in
Item 7 of the 2007 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the 2007 consolidated financial statements. The Company adopted FASB Interpretation No. 48 ("FIN 48") effective May 1, 2007. The adoption of FIN 48 had no impact on the Company's financial condition, liquidity or results of operations. The Company did not adopt any other accounting policies in the first nine months of 2008.

RESULTS OF OPERATIONS
---------------------
For the third quarter of 2008, net income was $3,446,000, or $0.57 per share, compared to net income of $6,930,000, or $1.04 per share, in the third quarter of 2007. Results for the third quarter of both 2008 and 2007 were entirely from continuing operations. For the first nine months of 2008, net income was $13,176,000, or $2.08 per share, compared to net income of $38,796,000, or $5.84 per share, for the same period of 2007. Results for the first nine months of 2008 included a loss on discontinued operations of $57,000, or $.01 per share, that reflected costs incurred in connection with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs estimated and accrued for this matter in the fourth quarter of 2007, while the results for the same period in 2007 were entirely from continuing operations. Revenues were $43,435,000 and $136,885,000 for the third quarter and first nine months of 2008 compared to $42,189,000 and $156,513,000 for the same periods last year.

Revenues from land sales at AMREP Southwest were $6,302,000 and $27,613,000 for the three and nine-month periods ended January 31, 2008 compared to $16,563,000 and $80,760,000 for the same periods of the prior year. These decreases reflected substantially lower land sales in the Company's principal market of Rio Rancho, New Mexico, due to the slowdown of the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began in earlier periods. Third quarter land sales revenues and gross profits in fiscal 2008 were primarily from the sale of two commercial properties, while in fiscal 2007 they were from sales of developed lots to homebuilders and commercial developers as well as from sales of undeveloped land. As previously reported, the number of permits for new home construction in both markets was down significantly for calendar 2007 compared to 2006, with Rio Rancho showing a decrease of nearly 50%. The Company believes that this decline was consistent with the well-publicized problems of the national home building industry, including fewer sales of both new and existing homes, the increasing number of mortgage delinquencies and foreclosures and a tightening of mortgage availability. As a result of these factors, builders have slowed the pace of building on land previously purchased from the Company in Rio Rancho and, in some cases, have delayed or cancelled the purchase of additional land. These factors are also believed to have contributed to a decline in sales of undeveloped land to both builders and investors.

In Rio Rancho, the Company sells both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others. For the third quarter and first nine months of 2008 and 2007, the Company's land sales in Rio Rancho have been as follows:


                                               2008                                          2007
                              ----------------------------------------     ------------------------------------------
                                                           Revenues                                       Revenues
                               Acres        Revenues       Per Acre         Acres         Revenues        Per Acre
                                Sold       (in 000's)     (in 000's)         Sold        (in 000's)      (in 000's)
                              ---------    -----------    ------------     ---------     ------------    ------------
Three months ended
January 31:
 Developed
   Residential                    -         $      -       $      -           27          $   8,706       $     322
   Commercial                    25            5,731            229           12              3,930             328
                              ---------    -----------    ------------     ---------     ------------    ------------
 Total Developed                 25            5,731            229           39             12,636             324
 Undeveloped                     24              571             24           69              3,927              57
                              ---------    -----------    ------------     ---------     ------------    ------------
   Total                         49         $  6,302       $    129          108          $  16,563       $     153
                              ---------    -----------    ------------     ---------     ------------    ------------

Nine months ended
January 31:
 Developed
   Residential                   30         $  9,468       $    316          108          $  31,163       $     289
   Commercial                    39            8,651            222           56             15,727             281
                              ---------    -----------    ------------     ---------     ------------    ------------
 Total Developed                 69           18,119            263          164             46,890             286
 Undeveloped                    326            9,494             29          642             33,870              53
                              ---------    -----------    ------------     ---------     ------------    ------------
   Total                        395         $ 27,613       $     70          806          $  80,760       $     100
                              ---------    -----------    ------------     ---------     ------------    ------------

The average selling price per acre of developed land in the three and nine-month periods ended January 31, 2008 was lower compared to the same periods in 2007 due to a change in the mix and the stage of development of specific projects from which the land was sold. The Company offers developed and undeveloped land in Rio Rancho from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors. The decrease in the average selling price of undeveloped land in the third quarter and first nine months of 2008 was primarily attributable to a higher proportion of undeveloped investment land sold in the current year from locations in Rio Rancho that are further removed from developed areas and thus generally have lower average selling prices. The average gross profit percentage on land sales increased from 59% for the third quarter of 2007 to 63% for the third quarter of 2008. This increase was attributable to the previously noted commercial land sales during the quarter, which generally have a greater profit percentage than do sales of developed residential lots. The average gross profit percentage for the first nine months of 2007 was 68% compared to 65% for the same period of 2008. The decreased gross profit percentage for the first nine months of fiscal 2008 was principally attributable to a change in the mix of sales between commercial, developed and undeveloped lots sold in each period, with 2007 sales including a higher percentage of revenues from sales of commercial and undeveloped lots which generally have higher gross profit percentages. Revenues and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services, including both Fulfillment Services and Newsstand Distribution Services, increased from $24,116,000 and $67,855,000 for the third quarter and first nine months of 2007 to $36,458,000 and $104,317,000 for the same periods in 2008. These increases were attributable to the January 2007 acquisition of Palm Coast Data Holdco, Inc. ("Palm Coast") by Kable. Revenues from Fulfillment Services operations, including the revenues of Palm Coast, were

$33,524,000 and $94,542,000 for the third quarter and first nine months of 2008 compared to $20,604,000 and $57,141,000 in the same periods of the prior year. The increase in Fulfillment Services revenues resulting from the Palm Coast acquisition ($13,814,000 and $41,140,000 in the third quarter and first nine months) which was included in the consolidated financial statements for a 15 day period after its acquisition in the third quarter 2007, was partly offset by decreases in revenues from other parts of Kable's Fulfillment Services business that resulted from competitive market pressures and customer losses that occurred in earlier periods. Revenues from Kable's Newsstand Distribution
Services operations decreased from $3,512,000 and $10,714,000 for the third quarter and first nine months of 2007 to $2,934,000 and $9,775,000 for the same periods in 2008. The decrease in Newsstand Distribution Services revenues was due to reduced billings and lower commission rates, as well as the inclusion of certain revenues in the prior year that did not reoccur in 2008. Kable's operating expenses increased by $10,196,000 and $33,116,000 for the third quarter and first nine months of 2008 compared to the same periods in 2007, with such increases being primarily attributable to the additional operating expenses of Palm Coast, which were offset in part by decreased payroll and benefit expenses resulting from lower revenue in other parts of the Fulfillment Services business.

The Company has announced a project to integrate certain aspects of the Kable and Palm Coast fulfillment operations in order to improve operating efficiencies and customer service and also to reduce costs. This project has resulted in one significant workforce reduction that occurred in the first quarter of 2008 together with a second quarter announced plan to redistribute the fulfillment services work performed at the Marion, Ohio facility of its Fulfillment Services business and the scheduled closing of the Ohio facility. Approximately $700,000 in severance-related costs is projected to be paid in connection with the Ohio facility closure, which will be recorded as positions are eliminated during the transitional period ending September 2008. Following the completion of this program, the Company anticipates realizing annual cost savings of approximately $2,000,000, which will bring the total estimated cost savings of the two actions to approximately $4,700,000 annually. The Company has recorded charges to operations directly related to the integration project of $136,000 and $707,000 for the three and nine-month periods ending January 31, 2008.

On December 5, 2007 a warehouse of approximately 38,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by an accidental fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company fills back-issue orders as part of its services to these customers. The Company is reviewing its insurance coverage, including coverage for materials of certain publishers for whom it was required to provide insurance and its business interruption coverage, and evaluating the impact of this event on its operations. At this point, the Company is unable to reach any definitive conclusions as to these matters or to determine the ultimate effect on its financial position, results of operations and cash flows. The Company is in the process of compiling data to submit to its insurer and has received no insurance proceeds. The Company has recorded charges to operations of $251,000 related to fire recovery costs for the three and nine-month periods ended January 31, 2008, principally related to legal and other costs that are not covered by insurance.

Interest and other revenues were $675,000 and $4,955,000 for the three and nine-month periods ended January 31, 2008 compared to $1,510,000 and $7,898,000 for the same periods in the prior year. The decrease in the 2008 third quarter interest and other revenues compared to the same period in 2007 is the result of lower cash balances to invest. During the second quarter of 2008, the Company sold a commercial rental property at AMREP Southwest that resulted in a pre-tax gain of $1,873,000, and it also recognized pre-tax income of $618,000 from the forfeiture of a deposit for the purchase of land by a homebuilder who did not exercise a purchase option. During the first quarter of 2007, the Company sold certain of AMREP Southwest's investment assets, including the Company's office building in Rio Rancho, which in the aggregate contributed a pre-tax gain of $4,107,000.

Real estate commissions and selling expenses increased by $27,000 in the third quarter of 2008 compared to the same period in 2007, and decreased by $546,000 for the nine-month period of 2008 compared to the same period in 2007. Commissions and selling expenses generally vary depending upon the terms of specific land sale transactions. Other operating expenses decreased $519,000 and $146,000 for the three and nine-month periods ended January 31, 2008 compared to the same periods in 2007 primarily due to a favorable adjustment of approximately $550,000 in the third quarter of 2008 for real estate tax expense resulting from the finalization of a property tax valuation appeal by AMREP Southwest.

General and administrative costs of Media Services operations increased $899,000 and $3,771,000 in the third quarter and first nine months of 2008 compared to the same periods in 2007, primarily due to the addition of Palm Coast partially offset by reduced spending in other Media Services operations. Real estate and corporate general and administrative expenses in the third quarter of 2008 increased by $64,000, including increased Sarbanes-Oxley consulting and salaries that were partially offset by decreases in legal and pension expenses. Real estate and corporate general and administrative expenses decreased by $225,000 for the nine-month period ended January 31, 2008 compared to the same period in 2007 primarily due to reduced professional and consulting fees associated with the real estate business.

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

On February 1, 2008, the Company's Kable Media Services group entered into a First Modification to its existing loan agreement with LaSalle Bank National Association dated as of January 16, 2007. The First Modification modifies the existing loan agreement by, among other things, (a) increasing the amount that may be borrowed for capital expenditures from $1,500,000 to $4,500,000, (b) allowing the borrowers the right to re-borrow the amounts of capital expenditure loans that have been repaid, (c) modifying the interest rate options the borrowers may select and (d) adding Kable Products Services, Inc., a recently organized member of the Kable Media Services group, as a borrower.

Cash Flows From Operating Activities
------------------------------------
Cash and cash equivalents decreased from $42,102,000 at April 30, 2007 to $24,928,000 at January 31, 2008, as net cash provided by operating activities was more than offset by the Company's acquisition of treasury stock at a cost of $21,363,000.

Real estate inventory was $66,416,000 at January 31, 2008 compared to $46,584,000 at April 30, 2007. Inventory in the Company's core real estate market of Rio Rancho was $59,433,000 at January 31, 2008 and $39,770,000 at April 30, 2007. The increase in real estate inventory in Rio Rancho was primarily attributable to capitalized costs incurred for the improvement of certain projects that are in the initial stages of site development. In addition, the Company reclassified approximately $3,900,000 to real estate inventory from receivables during the quarter ended January 31, 2008 resulting from the receipt of a deed in lieu of foreclosure related to a delinquent mortgage receivable. The balance of real estate inventory consisted of properties in Colorado. Real estate investment assets, which includes land held for long-term investment located in areas not planned to be developed in the near term and thus not offered for sale, decreased from $12,165,000 at April 30, 2007 to $10,274,000 at January 31, 2008 primarily as a result of the sale of a commercial rental property at AMREP Southwest.

Real estate receivables decreased from $25,117,000 at April 30, 2007 to $13,333,000 at January 31, 2008, resulting primarily from the net effect of payments received on previously issued mortgage notes offset in part by mortgage notes received in connection with real estate sales that closed during the first nine months of 2008 and from the reclassification of approximately $3,900,000 to real estate inventory from receivables, as discussed above. Receivables from Media Services operations increased from $47,825,000 at April 30, 2007 to $52,882,000 at January 31, 2008, primarily due to higher quarter-end billings at January 31, 2008 compared to April 30, 2007.

Accounts payable and accrued expenses increased from $83,557,000 at April 30, 2007 to $92,805,000 at January 31, 2008, primarily as a result of an increase in the amounts due publishers. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted ($28,137,000 was netted at January 31, 2008 and $21,106,000 was netted at April 30, 2007) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Deferred revenue relates to consideration received on certain real estate land sales which are accounted for under the percentage of completion method and which will be recognized as revenue as the Company completes land development work which it is obligated to perform. Deferred revenue decreased from $4,352,000 at April 30, 2007 to none at January 31, 2008 as related sales recorded under the percentage of completion were completed and no new percentage of completion sales were recorded.

Cash Flows From Investing Activities
------------------------------------

Capital  expenditures  amounted to $5,662,000  and  $3,910,000 in the first nine months of 2008 and 2007, primarily for computer hardware and software development expenditures related to Kable's Fulfillment Services business and the acquisition of real estate investment property. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual obligations as of January 31, 2008 for the items indicated (in thousands):

                                               Less than          1 - 3             3 - 5           More than
   Contractual Obligations      Total           1 year            years             years            5 years
                                -----          ---------          -----             -----           ---------

Notes payable                  $28,697         $ 4,462           $23,912          $   323            $     -
Operating leases and other      24,445           5,183             9,678            6,402              5,132
                              ----------      -----------      -----------      ------------      -------------
Total                          $55,092         $ 9,645           $33,590          $ 6,725            $ 5,132
                              ==========      ===========      ===========      ============      =============

The decrease in notes payable from April 30, 2007 was primarily due to lower borrowings by Kable offset in part by additional borrowings by AMREP Southwest. Operating leases and other includes $1,950,000 of unrecognized tax benefits and related interest accrued in accordance with FIN 48. Refer to Notes 9, 14 and 15 to the consolidated financial statements included in the 2007 Form 10-K for additional information on long-term debt and commitments and contingencies.




Discretionary Stock Repurchase Program
--------------------------------------

The Company announced on October 8, 2007 that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's common stock, which was in addition to the previously announced 500,000 share repurchase program that was completed in early October 2007. The purchases may be made from time-to-time either in the open market or through negotiated private transactions with non-affiliates of the Company. For the nine months ended January 31, 2008, the Company had purchased a total of 658,400 shares under both announced programs, all in open market transactions, for a total purchase price, including commissions, of $21,363,000, or an average of $32.45 per share.

All repurchases were funded from cash on hand and borrowings, and the Company expects to fund any future purchases from internally generated cash or borrowings.

Risk Factors
------------

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors." in the Company's 2007 Form 10-K, which could materially affect the Company's business, financial condition or future results, should be carefully considered. The risks described in the 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Statement of Forward-Looking Information
----------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading "Risk Factors". Many of the factors that will determine the Company's future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the project to integrate the operations of the Fulfillment Services business and the estimated cost savings of the workforce reduction. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------
The Company has several credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At January 31, 2008, borrowings of $26,055,000 were subject to variable interest rates. Refer to Item 7(A) of the 2007 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.


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

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

The following table sets forth information regarding purchases of the Company's common stock by the Company and any of its "affiliated purchasers" (as defined in Rule 10-b-18(a)(3) under the Securities Exchange Act of 1934) during the quarter ended January 31, 2008.

                                                                        Total Number of
                                                                      Shares Purchased as   Maximum Number of
                                       Total Number                     Part of Publicly  Shares that May Yet Be
                                         of Shares      Average Price   Announced Plans    Purchased Under the
            Period                    Purchased (1)(2)  Paid Per Share     or Programs        Plans or Programs
-----------------------------------   ---------------- --------------- ------------------ ----------------------

November 1, 2007 - November 30, 2007      10,000           $31.86            10,000              373,600
December 1, 2007 - December 31, 2007      47,500           $31.73            32,000              341,600
January 1, 2008 - January 31, 2008        65,000           $29.43               -                341,600
                                      ---------------- --------------- ------------------ ----------------------
              Total                      122,500           $30.52            42,000              341,600
                                      ================ =============== ================== ======================

Note (1) - On October 8, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's common stock from time to time in the open market or through negotiated private transactions. There is no designated expiration date for the program. All of the Company's purchases were made in the open market and were part of the publicly announced program.

Note (2) - Includes shares purchased by Nicholas G. Karabots, the Company's controlling shareholder and who may be deemed to be an affiliated purchaser, as follows: 15,500 shares in December; and 65,000 shares in January, as reported on Forms 4 filed by Mr. Karabots with the Securities and Exchange Commission. Such purchases were all made in the open market and were not pursuant to any publicly announced plan or program. The Company purchased no shares in January 2008.

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

Date:  March 10, 2008         AMREP CORPORATION
                                (Registrant)

                              By: /s/  Peter M. Pizza
                                  ----------------------------------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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