Form 10-K
period 2008-04-30
AMREP CORP.
filed 2008-07-14
CIK 6207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ x ] Annual  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 For the fiscal year ended April 30, 2008
                                       OR

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
for such shorter  period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X     No
                                -----      -----

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [X]

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
               Yes                           No   X
                    -----                       -----

As of October 31, 2007, which was the last business day of the Registrant's most recently  completed  second fiscal  quarter,  the aggregate  market value of the
Common Stock held by  non-affiliates  of the  Registrant was  $65,671,838.  Such aggregate  market  value was  computed by reference to the closing sale price of the  Registrant's  Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this  calculation  only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them.  In making such  calculation,  the  Registrant  is not making a determination of the affiliate or non-affiliate  status of any holders of shares of Common Stock.

As of July 11, 2008,  there were  5,995,212  shares of the  Registrant's  Common
Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

As  stated  in Part III of this  annual  report on Form  10-K,  portions  of the
Registrant's  definitive  proxy  statement to be filed within 120 days after the end of the  fiscal  year  covered  by  this  annual  report  on  Form  10-K  are incorporated herein by reference.

                                     PART I
                                     ------

Item 1. Business
------- --------
                                     GENERAL

The Company* was organized in 1961 and, through its  subsidiaries,  is primarily engaged in three business  segments:  the Real Estate business operated by AMREP
Southwest Inc. and its subsidiaries (collectively,  "AMREP Southwest"),  and the
Fulfillment Services and Newsstand  Distribution Services businesses operated by
Kable Media Services,  Inc. and its subsidiaries  (collectively,  "Kable"). Data concerning  industry  segments  is set  forth  in  Note 19 of the  notes  to the consolidated  financial  statements.  The Company's foreign sales and activities are not significant.

                             REAL ESTATE OPERATIONS

The Company  conducts its Real Estate  business  through AMREP  Southwest,  with these  activities  occurring  primarily  in the City of Rio Rancho  and  certain adjoining areas of Sandoval County,  New Mexico.  References below to Rio Rancho include the City and such adjoining  areas. As of July 1, 2008,  AMREP Southwest employed approximately 15 persons.

Properties - Rio Rancho

Rio  Rancho  consists  of  91,049  contiguous  acres  in  Sandoval  County  near
Albuquerque,  of  which  approximately  73,750  acres  have  been  platted  into approximately  114,600 home site and commercial lots, 16,470 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land.
At April 30, 2008, approximately 90,630 of these residential and commercial lots had been sold net of lot repurchases.  The Company currently owns  approximately
17,240 acres in Rio Rancho, of which approximately 4,500 acres are in contiguous blocks,  which  are  being  developed  or  are  suitable  for  development,  and approximately  1,990 acres are in areas with a high  concentration of ownership, where the  Company  owns more than 50% of the lots in the area.  These areas are suitable for special assessment  districts or city redevelopment  areas that may allow for future development under the auspices of local government. The balance of acres owned is in scattered lots, where the Company owns less than 50% of the lots in the area,  that may  require  the  purchase  of a  sufficient  number of adjoining lots to create tracts suitable for development or that the Company may attempt to sell individually or in small groups.

Development  activities  conducted  or  arranged  by  the  Company  include  the obtaining of necessary governmental approvals ("entitlements"),  installation of utilities and necessary storm drains, and building or improving of roads. At Rio
Rancho, the Company is developing both residential lots and sites for commercial and industrial use as the demand warrants, and also is securing entitlements for large development  tracts for sale to homebuilders.  The engineering work at Rio
Rancho is performed by both Company employees and outside firms, but development work is performed by outside  contractors.  Company personnel market land at Rio
Rancho,  both  directly and through  brokers.  The Company  competes  with other owners  of land in the Rio  Rancho  and  Albuquerque  area  that  offer for sale developed residential lots and sites for commercial and industrial use.

The City of Rio Rancho is the third largest city in New Mexico with a population of  approximately  75,000.  It was named as the 56th best place to live by Money magazine in 2006 for those cities in the United  States with greater than 50,000 residents.  The  city's  population  growth  rate for the period  2000-2006  was approximately  40%, with a February 2008 unemployment rate of 3.7%. The city has significant  construction  projects  recently  completed,  ongoing or announced, including:  (i) a new central business  district with a 6,500 seat events center and a new city  hall,  (ii) a planned  second  high  school,  (iii) the  planned opening of the University of New Mexico West Campus, (iv) a 53 acre major motion picture studio and (v) a new hospital.  Major non-government employers currently include Intel  Corporation,  US Cotton and customer care call centers of Bank of
America, JC Penney, Victoria's Secret and Sprint PCS.
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

                                           Acres                                Revenues
                                           Sold            Revenues             Per Acre
                                         ----------    -----------------     ---------------
                 2008:
                  Developed
                    Residential              30         $    9,542,000        $    318,100
                    Commercial               39              8,651,000             221,800
                                         ----------    -----------------     ---------------
                  Total Developed            69             18,193,000             263,700
                  Undeveloped               337              9,709,000              28,800
                                         ----------    -----------------     ---------------
                   Total                    406         $   27,902,000        $     68,700
                                         ----------    -----------------     ---------------

                 2007:
                  Developed
                    Residential             138         $   39,407,000        $    285,600
                    Commercial               56             15,728,000             280,900
                                         ----------    -----------------     ---------------
                  Total Developed           194             55,135,000             284,200
                  Undeveloped               857             40,690,000              47,500
                                         ----------    -----------------     ---------------
                   Total                  1,051         $   95,825,000        $     91,200
                                         ----------    -----------------     ---------------

                 2006:
                  Developed
                    Residential             147         $   31,920,000        $    217,100
                    Commercial               22              6,376,000             289,800
                                         ----------    -----------------     ---------------
                  Total Developed           169             38,296,000             226,600
                  Undeveloped               746             19,514,000              26,200
                                         ----------    -----------------     ---------------
                   Total                    915         $   57,810,000        $     63,200
                                         ----------    -----------------     ---------------

Other Properties

The  Company  also  owns  two  tracts  of land in  Colorado,  consisting  of one residential  property of approximately  160 acres planned for  approximately 350 homes that the Company  intends to offer for sale upon  obtaining  all necessary entitlements,  and one property of  approximately  10 acres zoned for commercial use, which is being offered for sale.

       FULFILLMENT SERVICES AND MAGAZINE DISTRIBUTION SERVICES OPERATIONS

The Company (i) through Kable and its Kable Fulfillment  Services and Palm Coast
Data Holdco, Inc. ("Palm Coast")  subsidiaries  performs fulfillment and related services for publishers and other customers and (ii) through Kable and its Kable
Distribution  Services  subsidiary  distributes  periodicals  nationally  and in
Canada and, to a small degree, in other foreign  countries.  As of July 1, 2008,
Kable employed  approximately  2,000 persons,  of whom approximately  1,850 were involved in fulfillment activities and 150 in distribution activities.

Fulfillment Services

Kable's  Fulfillment  Services  business  performs a number of  fulfillment  and fulfillment-related  activities,  principally magazine subscription  fulfillment services,  list services and product fulfillment services,  and it accounted for
91% of Kable's revenues in 2008.

In the magazine subscription fulfillment services operation, Kable processes new orders,  receives  and  accounts  for  payments,  prepares  and  sends  to  each publisher's  printer  labels or tapes  containing  the names  and  addresses  of subscribers for mailing each issue,  handles subscriber  telephone inquiries and correspondence,  prepares  renewal  and  statement  notifications  for  mailing, maintains  subscriber lists and databases,  generates  marketing and statistical reports,  processes Internet orders and prints forms and promotional  materials.
Kable performs all of these services for many clients,  but some clients utilize only certain of them.  Although by far the largest number of magazine titles for which Kable performs fulfillment services are consumer publications,  Kable also performs  services for a number of membership  organizations,  trade  (business)
publications  and  government  agencies that utilize the broad  capabilities  of
Kable's extensive database systems.

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

Kable performs  fulfillment  services for approximately  920 different  magazine titles for approximately 280 clients and maintains  databases of over 76 million active subscribers for its client publishers. In a typical month, Kable produces approximately  90 million  mailing  labels for its  client  publishers  and also processes over 29 million pieces of outgoing mail for these clients.

There are a number of companies that perform fulfillment services for publishers and with which Kable  competes,  including one that is larger than Kable.  Since publishers  often  utilize  only a single  fulfillment  company for a particular publication,  there is intense competition to obtain fulfillment  contracts with publishers.  Competition for non-publisher clients is also intense.  Kable has a sales staff whose primary task is to solicit fulfillment business.

Newsstand Distribution Services

In its Newsstand  Distribution  Services operation,  Kable distributes magazines for  approximately  240 publishers.  Among the titles are many special  interest magazines,  including various puzzle, automotive, comics, romance and sports. In a typical month,  Kable  distributes  approximately 57 million copies of various titles to wholesalers.  Kable  coordinates the movement of the publications from
its  publisher  clients  to  approximately  100  independent  wholesalers.   The
wholesalers in turn sell the publications to major retail chains and independent retail outlets. All parties generally have full return rights for unsold copies.
The newsstand  distribution  business  accounted  for 9% of Kable's  revenues in
2008.

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

Kable competes primarily with three other national  distributors.  Each of these competitors is owned by or affiliated with a magazine publishing  company.  Such companies  publish a  substantial  portion of all  magazines  sold in the United
States,  and  the  competition  for the  distribution  rights  to the  remaining publications is intense.  In addition,  there has been a major consolidation and reduction  in the  number of  wholesalers  to whom Kable  distributes  magazines arising from changes within the magazine  distribution industry in recent years.
As a result,  three of these wholesalers  accounted for approximately 66% of the fiscal 2008 gross billings of the Newsstand  Distribution  Services  operations, which is common for the industry,  and approximately 42% of Kable's consolidated accounts receivable were due from these wholesalers at April 30, 2008.

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

Risks Related to the Company's Real Estate Operations
-----------------------------------------------------

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

Intel Corporation,  the largest employer in Rio Rancho with approximately  3,300
full-time   employees  at  April 30,   2008,   operates  a  large  semiconductor
manufacturing facility there and has announced its plan to retool this facility.
Intel  Corporation had approximately  4,700 full-time  employees as of April 30,
2007 and the  reduction  in force  reflects  a May 3, 2007  announcement  that a workforce  reduction  would occur at that facility  beginning in August 2007. If
Intel Corporation's  presence in Rio Rancho were to continue to diminish for any reason,  such as in response to a downturn  in its  semiconductor  manufacturing business,  the Rio Rancho real estate market and consequently the Company's land development business located there could be adversely affected.

As Rio Rancho's  population  continues to grow, the Company's  land  development activities in that market may be subject to greater  limitations  than they have been historically.

When the  Company  acquired  its core real estate  inventory  in Rio Rancho over
40 years ago, the area was not developed and had a low  population.  As of April
30,  2008,  Rio  Rancho  was the  third  largest  city in New  Mexico  and had a population of  approximately  75,000.  As Rio Rancho's  population  continues to grow, the Company may be unable to engage in development  activities  comparable to those the Company has engaged in  historically.  Local community or political groups may oppose the Company's  development  plans or require  modification  of those  plans,  which could cause  delays or increase  the cost of the  Company's development  projects.  In addition,  zoning density limitations,  "slow growth"
provisions or other land use  regulations  implemented  by state,  city or local governments could further restrict the Company's development activities or those of its homebuilder customers, or could adversely affect financial returns from a given project, which could adversely affect the Company's results of operations.

The Company's real estate assets are diminishing  over time,  meaning  long-term growth in the real estate  business will require the  acquisition  of additional real estate assets, possibly by expanding into new markets.

Substantially  all of the Company's real estate  revenues are derived from sales of the Company's core  inventory in Rio Rancho.  This property was acquired more than 40 years  ago, and each time the Company  develops and sells real estate to customers in Rio Rancho, the Company's real estate assets diminish.  As of April
30, 2008, the Company owned  approximately  17,240 acres in Rio Rancho out of an original  purchase of  approximately  91,000 acres.  The  continuity  and future growth of the  Company's  real estate  business  will  require  that the Company acquire  new  properties  in or near Rio  Rancho or expand to other  markets  to provide  sufficient assets to maintain the Company's current level of operations and revenues. While the Company holds two properties in Colorado, it has not for many years made any  significant  attempt to identify a development  opportunity similar to the one the Company has undertaken in Rio Rancho, and there can be no assurance that the Company will identify such an opportunity in another  market.
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

Of the  approximately  17,240  acres in Rio  Rancho  that the  Company  owned at
April 30,  2008,  approximately  4,500 acres were in contiguous  blocks that are being developed or are suitable for development,  and approximately  1,990 acres were in areas with a high  concentration  of  ownership,  where the Company owns more than 50% of the lots in the area, suitable for special assessment districts or city  redevelopment  areas  that may allow for future  development  under the auspices  of local  government.  The  balance is in  scattered  lots,  where the
Company  owns  less  than 50% of the lots in the  area,  that  may  require  the purchase of a sufficient  number of adjoining lots to create tracts suitable for development  or that the Company may  attempt to sell  individually  or in small groups.  As the  Company's  land sales  continue and the amount of the Company's contiguous and highly  concentrated  lots diminishes,  the Company's  ability to continue  to sell lots and  generate  land sale  revenues  at the  levels of the recent past may be adversely affected, which would have an adverse effect on the
Company's results of operations.

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

During  periods  of  economic  expansion,  the real  estate  industry  typically benefits from an increased  demand for  developable  land.  In contrast,  during periods of economic contraction, the real estate industry is typically adversely affected by a decline in demand. For example,  beginning in early 2007 increased defaults under sub-prime  mortgages led to significant  losses for the companies offering such mortgages and  contributed to a severe downturn in the residential housing market that is continuing.  Further,  real estate  development  projects typically  begin,  and financial and other resources are committed,  long before the real estate  project comes to market,  which could be during a time when the real estate market is depressed.  There can be no assurance  that an increase in demand or an economic  expansion  will be  sustained  in the Rio Rancho  market, where the Company's core real estate  business is based and operates,  or in any other new market into which the Company expands its real estate operations.  Any of the following  (among other factors,  including those mentioned  elsewhere in this  report)  could cause a general  decline in the demand for  residential  or commercial real estate which, in turn,  could contribute to a severe downturn in the real estate  development  industry that could have an adverse  effect on the
Company's results of operations:

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

Changing  market  conditions may adversely  affect  companies in the real estate industry,  which rely upon credit in order to finance  their  purchases  of land from the Company.

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

A number of contracts  for  individual  Rio Rancho home site sales made prior to
1977  require  the  Company  to  exchange  land in an area that is  serviced  by utilities for land in areas where utilities are not installed.

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

The Company extends credit to various newsstand distribution services customers, whose credit  worthiness  and  financial  position may be affected by changes in
economic  or  other  external   conditions.   Financial   instruments  that  may
potentially subject the Company to a significant concentration of risk primarily
consist  of  trade  accounts   receivable  from   wholesalers  in  the  magazine
distribution  industry.  Due to industry  consolidation,  four major  wholesaler groups represent over 80% of the wholesale magazine distribution  business,  and the  insolvency  of any of them  could  have a  material  adverse  impact on the
Company's results of operations and financial condition. In addition, due to the significant  concentration,  should  there  be a  disruption  in  the  wholesale channel,  it could impede the Company's  ability to distribute  magazines to the retail marketplace.

Almost all of the  Company's  revenues in the Company's  newsstand  distribution services  business are derived from sales made on a fully returnable  basis, and an error in estimating  expected  returns could cause a misstatement of revenues for the period affected.

As is  customary  in  the  magazine  distribution  industry,  almost  all of the
Company's revenues in its newsstand  distribution  services business segment are derived from sales made on a fully returnable basis,  meaning that customers may return unsold copies of magazines for credit.  During the Company's  fiscal year ended April 30, 2008, customers ultimately returned for credit approximately 68%
of the magazines  initially  distributed by the Company.  The Company recognizes revenues  from the  distribution  of  magazines  at the time of  delivery to the wholesalers,  less a reserve for  estimated  returns that is based on historical experience  and  recent  sales data on an  issue-by-issue  basis.  Although  the
Company has the  contractual  right to return  these  magazines  for  offsetting credits from the publishers  from whom the magazines are purchased,  an error in estimating  the  percentage of returns at the end of an accounting  period could have the effect of understating or overstating  revenues in the period affected, which  misstatement  would have to be adjusted in the subsequent period when the actual return information became known.

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

The Company's publisher  customers face increased costs for paper,  printing and postal rates. This could have a negative affect on their operating  income,  and this in turn could negatively affect the Company's media services operations.

The Company's  publisher  customers'  principal raw material is paper. Paper and printing  prices have  fluctuated  over the past several years,  and significant unanticipated  increases  in paper  prices  could  adversely  affect a publisher customer's  operating  income.  Postage  for  magazine  distribution  and direct solicitation is another significant operating expense of the Company's publisher customers,  which  primarily use the U.S.  Postal  Service to  distribute  their products.  The U.S. Postal Service  implemented a postal rate increase effective
May 12, 2008. Any significant increases in paper costs, printing costs or postal rates that  publishers  are not able to offset  could have a negative  affect on their operating  income,  and this in turn could negatively affect the Company's media services operations.

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

The Company  processes a large number of credit card  transactions  on behalf of its  fulfillment  services  customers and is thus subject to the extensive rules and regulations of the leading credit card  associations.  The card associations modify their rules and regulations from time to time and the Company's inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to its business.  In the event that the card associations or the sponsoring banks determine that the manner in which the Company  processes  certain  card  transactions  is not in  compliance  with existing rules and regulations,  or if the card associations  adopt new rules or regulations that prohibit or restrict the manner in which the Company  processes card  transactions,  the  Company may be forced to modify the manner in which it operates,  which  may  increase  costs,  or cease  processing  certain  types of transactions  altogether,  either of which  could have a negative  impact on its business.  As an example of the card  associations  amending their  regulations,
Kable is now  required  to comply  with the  Payment  Card  Industry  (PCI) Data
Security  Standard.  The  Company  continues  to  implement  its  plans  at  its fulfillment  services  locations where credit card transactions are processed in order to meet the compliance requirements of the PCI Data Security Standard. The
Company may be subject to  substantial  penalties  and fines if it is determined that its plans or performance do not meet the compliance requirements of the PCI
Data Security Standard.

A  failure  to  successfully   migrate  customers  at  the  Company's   Colorado
fulfillment  services  location from an outsourced data processing  system to an internal system may burden the Company with continued additional costs.

During  fiscal 2003,  Kable  acquired the  Colorado-based  fulfillment  services business of Electronic Data Systems Corporation  ("EDS").  Since that time Kable has outsourced to EDS a substantial  portion of the data processing  required to service that  business and during fiscal 2008 has migrated much of that activity
to  its  own  systems.   However,  under  the  outsourcing  contract,  the  full
outsourcing  charge  remains  payable so long as any  outsourcing  services  are provided. The Company anticipates completing this migration process by September
2008. The migration  process is technically  complex,  however,  and the Company continues to address issues that have delayed the complete migration. Should the
Company  encounter  unanticipated  problems that will further delay the complete migration, it may continue to be burdened with the outsourcing of this business.

If the Company cannot efficiently  integrate the constituents of its fulfillment business,  it may not realize the expected  benefits of the  acquisition of Palm
Coast, and the resources and attention  required for successful  integration may interrupt the existing fulfillment business.

In  January 2007,  the  Company  acquired  Palm Coast,  which is, like Kable,  a
leading  United  States  provider  of  fulfillment   services  to  the  magazine
publishing  industry.  An important objective of the Company is to integrate the
Company's two  fulfillment  businesses and thereby  reduce costly  duplications.
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

The  Company's  operations  depend on its  ability to obtain  financing  for the development of land in the real estate business, for working capital and capital expenditure  requirements in the media services business,  and for making future acquisitions. If the Company is not able to obtain suitable financing, its costs could  increase  and its  revenues  could  decrease,  or the  Company  could  be precluded from continuing its operations at current or desired  levels,  or from making  future  acquisitions.  Increases  in  interest  rates  can  make it more difficult  and  expensive  to obtain the funds  needed to operate the  Company's
businesses.   The  applicable  interest  rates  on  the  revolving  bank  credit facilities  that  the  Company  has in  place  fluctuate  based  on  changes  in short-term  interest  rates.  Increases  in interest  rates would  increase  the
Company's  interest  expense  and  adversely  affect  the  Company's  results of operations and its ability to make acquisitions.

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
results of operations.

In  addition,  there can be no assurance  that the  Company's  internal  control systems and procedures,  or the integration of its fulfillment businesses or any other future  acquisitions  and their  respective  internal  control systems and procedures,  will not  result in or lead to a future  material  weakness  in the
Company's internal controls,  or that the Company or its independent  registered public  accounting  firm will not identify a material  weakness in the Company's internal  controls  in the  future.  If the  Company's  internal  controls  over financial  reporting are not considered  adequate,  the Company may experience a loss of public  confidence,  which could have an adverse effect on the Company's business and the price of the Company's common stock.

Further,  deficiencies  or weaknesses that are not yet identified by the Company could emerge and the  identification  and  correction of those  deficiencies  or weaknesses could have an adverse effect on the Company's results of operations.

The  Company's  pension  plan,  which the Company  froze in 2004,  is  currently underfunded and may require additional cash contributions.

The Company's  pension plan was underfunded on a generally  accepted  accounting principles  basis by  approximately  $2.0 million at April 30, 2008. The Company froze the  pension  plan  effective  March 1,  2004 so that from that date there would be no new participants in the plan and the existing  participants'  future
compensation  would  not  affect  their  pension  benefits.   A  key  assumption
underlying the actuarial  calculations  upon which the Company's  accounting and reporting  obligations  for the pension plan are based is an assumed  investment rate of return of eight  percent.  If the pension plan assets do not realize the expected  rate of  return,  or if any other  assumptions  are  incorrect  or are modified,  the Company  could be required to make  contributions  to the pension plan until the plan is fully funded,  which could limit the Company's  financial flexibility.

The   Company's   quarterly   and  annual   operating   results  can   fluctuate
significantly.

The  Company  has  experienced,   and  is  likely  to  continue  to  experience,
significant  fluctuations in its quarterly and annual operating  results,  which may adversely  affect the  Company's  stock price.  Future  quarterly and annual operating  results  may not  align  with past  trends  as a result  of  numerous factors,  including  many factors that result from the  unpredictability  of the nature and timing of real estate land sales,  the  variability  in gross  profit margins and competitive pressures.

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

The  price of the  Company's  common  stock  over the  past two  years  has been volatile.  This  volatility may make it difficult for  shareholders  to sell the
Company's  common stock,  and the sale of  substantial  amounts of the Company's common stock could adversely affect the price of the Company's common stock.

The market price for the Company's common stock varied between a high of $149.99 and a low of $26.17 per share  during the two years ended April 30,  2008.  This volatility may make it difficult for a shareholder to sell the Company's  common stock,  and the sale of substantial  amounts of the Company's common stock could adversely  affect the price of the common stock.  The  Company's  stock price is likely to continue to be volatile and subject to significant price  fluctuations in response to market and other factors,  including the other factors  discussed in "Risk Factors," and:

  -  variations in the Company's  quarterly and annual operating results,  which could be significant;

  -  material announcements by the Company or the Company's competitors;

  -  sales of a substantial number of shares of the Company's common stock; and

  -  adverse changes in general market conditions or economic trends.

In  addition to the factors  discussed  above,  the  Company's  common  stock is relatively thinly traded,  which means that large  transactions in the Company's common  stock may be  difficult  to  conduct in a short time frame and may cause significant fluctuations in the price of the Company's common stock. The average daily  trading  volume  in the  Company's  common  stock on the New  York  Stock
Exchange  over  the  ten-day  trading  period  ending  on  April  30,  2008  was approximately  58,400  shares per day.  Further,  there have been,  from time to time, significant "short" positions in the Company's common stock, consisting of borrowed  shares sold,  or shares sold for future  delivery,  which may not have been  borrowed.  The Company does not know whether any of these short  positions are covered by "long"  positions owned by the short sellers.  The short interest in the Company's common stock, as reported by the New York Stock Exchange on May
30,  2008,  was  approximately  316,000  shares,  or  approximately  5.3% of the
Company's  outstanding  shares.  Any attempt by the short  sellers to  liquidate their positions over a short period of time could cause  significant  volatility in the price of the Company's common stock.

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

The Company has a principal  shareholder,  Nicholas G. Karabots,  who,  together with  certain  of  his  affiliates,  currently  owns  approximately  61%  of the
Company's  outstanding  common stock.  As a result,  this principal  shareholder exercises  significant  influence over the Company's major decisions,  including through his ability to vote for the members of the Company's Board of Directors.
Because of this voting power,  the  principal  shareholder  could  influence the
Company to make  decisions that might run counter to the wishes of the Company's other investors generally. In addition, publishing companies owned or controlled by the Company's  principal  shareholder are also  significant  customers of the
Company's  distribution  business,  as  well  as  customers  of its  fulfillment services business, and, as a result, the shareholder may have business interests with  respect to the Company  that  differ from or conflict  with those of other holders of the Company's common stock.

Although  the Company has paid  dividends in the  preceding  fiscal  years,  the
Company has no regular  dividend  policy and offers no  assurance  of any future dividends.  Any short-term  return on an investment in the Company's  stock will depend on its market price.

The Company has paid special cash  dividends on its common stock during the five fiscal  years 2004  through  2008 of $0.25,  $0.40,  $0.55,  $0.85 and $1.00 per share,  and also paid an additional  special cash dividend of $3.50 per share in
January  2006.  The Board of Directors  has stated that it may consider  special dividends from  time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.  Notwithstanding  such  statement and the status of such future conditions,  no assurance is given that there will be any such future  dividends declared or that future dividend  declarations,  if any, will be commensurate in amount or frequency with past dividends.

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

The Company is an Oklahoma  corporation,  and the  anti-takeover  provisions  of
Oklahoma  law impose  various  impediments  to the  ability of a third  party to acquire control of the Company,  even if a change in control would be beneficial to the Company's  existing  shareholders.  The Company's amended  certificate of incorporation  generally  prohibits  the  Company  from  engaging  in  "business combinations"  with an "interested  shareholder"  unless the holders of at least
two-thirds  of  the  Company's  then   outstanding   common  stock  approve  the
transaction.

In addition to this restriction,  some other provisions of the Company's amended certificate  of  incorporation  and of its by-laws may  discourage  certain acts involving a  fundamental  change of the  Company.  For  example,  the  Company's amended  certificate of incorporation and its by-laws contain certain provisions that:

  -  classify the Company's Board of Directors into three classes, each of which serves for a term of three years,  with one class being  elected each year;
     and

  -  prohibit shareholders from calling a special meeting of shareholders.

Because the Company's Board of Directors is classified and the Company's amended certificate of incorporation and by-laws do not otherwise provide,  Section 1027 of the Oklahoma General Corporation Act permits the removal of any member of the board of  directors  only for cause.  These  provisions  could  impede a merger, takeover or other  business  combination  involving  the Company or discourage a potential  acquirer from making a tender offer for the  Company's  common stock, which,  under  certain  circumstances,  could  reduce  the  market  price of the
Company's common stock.

Item 1B. Unresolved Staff Comments
-------- -------------------------

Not applicable.

Item 2. Properties
------- ----------

The Company's  executive offices are located in approximately  2,000 square feet of leased  space in an office  building in  Princeton,  New Jersey.  Real Estate operations  are based in  approximately  5,400 square feet of leased space in an office  building  in Rio  Rancho,  New Mexico.  In  addition,  other real estate inventory and investment  properties are described in Item 1. Kable's  executive offices  are  based  in New York  City,  and  these  offices  together  with the production,  administration,  sales and  other  facilities  for its  Fulfillment
Services and Newsstand  Distribution  Services businesses are located in sixteen owned or leased  facilities  which,  in the  aggregate,  comprise  approximately
800,000  square  feet of  space  with the  principal  locations  in Mt.  Morris,
Illinois;  Palm Coast,  Florida;  Louisville,  Colorado  and New York City.  The
Company believes its facilities are adequate for its current requirements.

Item 3. Legal Proceedings
------- -----------------

A. A subsidiary of Kable was one of a number of defendants in a lawsuit in which the  plaintiff,  a former  wholesaler  no longer in  business,  alleged that the
Company and other national  magazine  distributors  and  wholesalers  engaged in violations of the Robinson-Patman Act (which generally prohibits  discriminatory pricing) that caused it to go out of business. The plaintiff sought damages from the Kable defendant of approximately $15.2 million; any damages awarded would be trebled. In September 2005, the Court granted the motion for summary judgment of the  defendants,  including  Kable,  and  judgment  in favor of the  defendants, including Kable, was entered.  The plaintiff filed an appeal of the judgment and on March 25, 2008 the  appellate  court denied the appeal.  All time periods for the  plaintiff  to seek further  review of the summary  judgment in favor of the defendants have expired and plaintiff's case is over.

B. In June 2008 a lawsuit was brought  against the Company's Kable News Company,
Inc.  subsidiary by the owner of a warehouse  building  leased by the subsidiary that was totally destroyed in a fire in December 2007. An employment agency that provided the subsidiary  with a temporary  employee who is alleged to have had a role in starting  the fire is also named as a defendant.  Plaintiff  charges the subsidiary with  negligence and willful and wanton  misconduct and seeks damages in excess of $50,000.  The Company's  liability  insurance provides coverage for the negligence  claim up to the policy limit,  which may or may not be more than the full amount of plaintiff's  claimed damages,  which is unknown at this time.
Additionally, the insurance carrier has indicated it intends to deny coverage of the  willful  and wanton  misconduct  claim.  The  Company  believes it has good defenses to the  charges and  assertable  claims  against the other  parties for their  conduct in the matter,  and  intends  vigorously  to defend the  lawsuit.
However,  the proceeding is in its very earliest stage and the Company is not in a position to offer a prediction as to its outcome.

C. The Company and its  subsidiaries  are  involved in various  other claims and legal  actions  arising in the normal  course of  business.  While the  ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company's  consolidated financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
There were no matters  submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Executive Officers of the Registrant

Set forth below is certain  information  concerning  persons who are the current executive officers of the Company.

Name              Office Held / Principal Occupation for Past Five Years    Age
----              ------------------------------------------------------    ---
James Wall        Senior Vice President of the Company since 1991;          71
                  Chairman, President and Chief Executive Officer of
                  AMREP Southwest Inc. since 1991.

Peter M. Pizza    Vice President and Chief Financial Officer of the         57
                  Company since 2001; Vice President and Controller
                  of the Company from 1997 to 2001.

Irving Needleman  Vice President, General Counsel and Secretary of the      70
                  Company since November 2006; Of counsel to the law
                  firm of McElroy, Deutsch, Mulvaney & Carpenter, LLP
                  from September 2005 to October 2006.  Partner in the
                  law firm of Jacobs Persinger & Parker for more than
                  four years prior to September 2005.

Michael P. Duloc  President and Chief Executive Officer of Kable            51
                  Media Services since June 1, 2007; President of
                  Kable's Newsstand Distribution Services business
                  since 1996 and Chief Operating Officer of that business
                  until June 2007; President and Chief Operating Officer
                  of Kable's Fulfillment Services business from 2000 until
                  January 2007.

John Meneough     Executive Vice President, Fulfillment Services of         60
                  Kable Media Services, Inc. and President and Chief
                  Operating Officer of the Company's Fulfillment Services
                  business since January 2007.  President of Palm Coast
                  Data Holdco, Inc. and Palm Coast Data LLC since 2002
                  and President of their predecessor companies since 1996.

The executive officers are elected or appointed by the Board of Directors of the
Company or its appropriate subsidiary to serve until the appointment or election and  qualification  of their  successors or their earlier death,  resignation or removal.

                                     PART II
                                     -------
Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
------- ------------------------------------------------------------------------
        Issuer Purchases of Equity
        --------------------------
The Company's  common stock is traded on the New York Stock  Exchange  under the symbol "AXR". On July 1, 2008, there were approximately 900 holders of record of the common stock. The range of high and low sales prices for the last two fiscal years by quarter is presented below:

                     FIRST                   SECOND                    THIRD                    FOURTH
               -------------------    -------------------      ----------------------    ---------------------
                 HIGH        LOW        HIGH        LOW          HIGH          LOW         HIGH         LOW
               --------    --------   --------   --------      ---------     --------    ---------    --------
   2008        $  69.31    $  40.75   $  41.54   $  26.17      $   46.34     $  27.94    $   58.25    $  34.47
   2007        $  65.00    $  34.55   $  73.70   $  35.84      $  149.99     $  57.14    $  111.75    $  59.00

Dividend Policy

The Company paid  special cash  dividends on its common stock of $1.00 and $0.85 per share during 2008 and 2007 following the end of the preceding  fiscal years.
The Board of Directors has stated that it may consider  special  dividends  from time-to-time  in the  future in light of  conditions  then  existing,  including earnings, financial condition, cash position, and capital requirements and other needs.  Notwithstanding such statement and the status of such future conditions, no assurance is given that there will be any such future  dividends  declared or that future  dividend  declarations,  if any, will be  commensurate in amount or frequency with past dividends.

Performance Graph

The following  graph compares the  cumulative  total  shareholder  return on the
Company's common stock with the cumulative total return of the Standard & Poor's
500  Index  ("S&P  500  Index")  and with an index  comprised  of the  stock (or comparable equity interest) of 27 companies with market capitalizations  similar to that of the Company  ("Similar Cap Issuers"),  for the five years ended April
30, 2008 (assuming the  investment of $100 in the stock of the Company,  the S&P
500 Index and the  Similar Cap Issuers at the close of trading on April 30, 2003 and the reinvestment of all dividends).  The Company cannot identify an index of issuers engaged in operations  similar to those in which it is currently engaged and  therefore  has  determined  to use the Similar Cap Issuers for  purposes of comparison.

        Company Name / Index                         2003       2004      2005      2006      2007      2008
        -----------------------------------------------------------------------------------------------------
        AMREP CORP                                    100     187.86    269.27    599.07    789.75    703.81
        S&P 500 INDEX                                 100     122.88    130.67    150.81    173.79    165.66
        SIMILAR CAP ISSUERS                           100     258.59    293.77    400.95    402.50    275.44

The Similar Cap Issuers are: Array  Biopharma  Inc., ATP Oil & Gas  Corporation,
Avigen, Inc., Bar Harbor Bankshares, Blue Coat Systems, Inc., California Coastal
Communities,  Inc., Capital Senior Living Corporation,  Charles & Colvard, Ltd.,
ChipMOS Technologies (Bermuda) Ltd.,  Communications Systems, Inc., Consolidated
Water Co. Ltd., Dynamex Inc., Heska  Corporation,  Interleukin  Genetics,  Inc.,
Ladish Co., Inc., Landec  Corporation,  LCA-Vision Inc.,  Mesabi Trust,  Network
Engines,  Inc.,  Peoples  Community  Bancorp,  Inc.,  Performance  Technologies,
Incorporated,  Pioneer Drilling Company, Poniard Pharmaceuticals,  Inc., Sparton
Corporation,  Tandy Brands Accessories, Inc., USA Mobility, Inc., Vist Financial
Corp.

As a result of changes in market  capitalizations from year to year, none of the companies  comprising  the Similar Cap Issuer index in the  Company's  2007 Form
10-K met the criteria for inclusion in the Similar Cap Issuer index in this Form
10-K.  The  companies  comprising  the Similar Cap Issuer index in the Company's
2007 Form 10-K were: Alvarion Ltd., American Bank Incorporated,  Auburn National
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
Mocon,  Inc.,  Novadel Pharma Inc.,  NTN Buzztime,  Inc.,  Olympic Steel,  Inc.,
Peerless Mfg. Co., Premier Financial Bancorp, Inc., RCM Technologies,  Inc., Sun
Hydraulics Corporation,  Tele Norte Cellular Holding Company,  Telecommunication
Systems, Inc., Tutogen Medical, Inc., and XETA Technologies, Inc.

Equity Compensation Plan Information

See Item 12 of Part III of this  annual  report on Form  10-K that  incorporates such  information by reference from the Company's  Proxy  Statement for its 2008
Annual Meeting of Shareholders.

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

                                                        Year Ended April 30,
                             -------------------------------------------------------------------------------
                                  2008             2007           2006            2005              2004
                             --------------  ---------------  --------------- ---------------  -------------
                                                (In thousands, except per share amounts)
Financial Summary:
  Revenues                    $  172,061       $  204,839       $   148,296      $  134,506      $  129,291
  Income from Continuing
    Operations                $   13,762       $   46,697       $    22,494      $   15,588      $   11,297
  Income (loss) from
    Discontinued Operations,
    net of tax                $      (57)      $   (1,591)      $     3,556      $      (63)     $      380
  Net Income                  $   13,705       $   45,106       $    26,050      $   15,525      $   11,677
  Total Assets                $  284,951       $  292,659       $   189,041      $  194,309      $  171,165

Capitalization:
  Shareholders' Equity        $  145,056       $  160,004       $   118,970      $  117,405      $  105,522
  Notes Payable               $   25,980       $   32,299       $     6,016      $   12,054      $   12,643

Per Share:
  Earnings from Continuing
    Operations                $     2.20       $     7.02       $      3.39      $     2.36      $     1.71
  Income (loss) from
    Discontinued Operations   $    (0.01)      $    (0.24)      $      0.54      $    (0.01)     $     0.06
  Earnings Per Share-
    Basic and Diluted         $     2.19       $     6.78       $      3.93      $     2.35      $     1.77
  Book Value                  $    24.20       $    24.05       $     17.91      $    17.72      $    15.97
  Cash Dividends              $     1.00       $     0.85       $      4.05      $     0.40      $     0.25

Shares Outstanding                 5,995            6,654             6,644           6,626           6,606

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

INTRODUCTION
------------

For a description of the Company's  business,  refer to Item 1 of Part I of this annual report on Form 10-K.

As  indicated  in Item 1, the  Company is  primarily  engaged in three  business segments:  the  Real  Estate  business  operated  by  AMREP  Southwest  and  the
Fulfillment Services and Newsstand  Distribution Services businesses operated by
Kable. Data concerning industry segments is set forth in Note 19 of the notes to
the  consolidated   financial  statements.   The  Company's  foreign  sales  and
activities are not significant.

The following  provides  information that management  believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial  condition.  The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 7 to 2008,  2007 and 2006 mean the fiscal years ended April 30, 2008,  2007 and 2006.

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

There are numerous critical  assumptions that may influence accounting estimates in  these  and  other  areas.  Management  bases  its  critical  assumptions  on historical  experience,  third-party  data and various other  estimates  that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving  at these  accounting  estimates  include  the  following:  (i)
Newsstand  Distribution  Services revenues represent commissions earned from the distribution of publications  for client  publishers,  which are recorded by the
Company at the time the  publications go on sale in accordance with Statement of
Financial  Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right
of Return Exists".  The  publications  generally are sold on a fully  returnable basis, which is in accordance with prevailing trade practice.  Accordingly,  the
Company provides for estimated  returns by charges to income that are determined on an  issue-by-issue  basis utilizing  historical  experience and current sales information.  The  financial  impact  to the  Company  of a change  in the sales estimate for magazine returns to it from its wholesalers is substantially offset by the  simultaneous  change in the Company's  estimate of its cost of purchases since it passes on the returns to publishers for credit. As a result, the effect of a difference  between the actual and estimated  return rates on the Company's commission  revenues  is  the  amount  of  the  commission  attributable  to the difference.  The effect of an increase or  decrease in the  Company's  estimated rate of  returns  of 1% during any  period  would be  dependent  upon the mix of magazines  involved and the related  selling  prices and commission  rates,  but would generally  result in a change in that period's net commission  revenues of approximately  $125,000;  (ii) management  determines the allowance for doubtful accounts by  attempting  to identify  troubled  accounts by analyzing the credit risk of specific  customers and by using  historical  experience  applied to the aging of accounts and, where  appropriate  within the real estate  business,  by reviewing  any  collateral  which may secure a  receivable;  (iii)  real  estate development costs are incurred  throughout the life of a project,  and the costs of initial sales from a project  frequently must include a portion of costs that have been budgeted based on engineering  estimates or other studies, but not yet
incurred;   (iv)   percentage-of-completion   revenue  recognition  for  certain
development contracts is based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Total estimated costs, and thus contract income, are impacted by several factors including,  but not limited to, changes in the costs of subcontractors, materials and equipment, productivity and scheduling; (v) asset impairment determinations (including that of goodwill, which is based on the fair value of reporting units) are based upon the  intended  use of assets  and  expected  future  cash  flows;  (vi)  benefit obligations  and other  pension plan  accounting  and  disclosure  is based upon numerous  assumptions  and estimates,  including the expected rate of investment return on  retirement  plan  assets,  the discount  rate used to  determine  the present  value of  liabilities,  and certain  employee-related  factors  such as turnover,  retirement  age and  mortality.  As of April 30, 2008,  the effect of every 0.25% change in the  investment  rate of return on retirement  plan assets would  increase or decrease  the pension  expense by  approximately  $65,000 per year,  and the effect of every 0.25% change in the discount rate would  increase or decrease the subsequent  year's pension cost of  approximately  $38,000;  and
(vii) the Company is currently involved in legal proceedings which are described in  Item 3 of  this  annual  report  on  Form  10-K.  It is  possible  that  the consolidated  financial  position or results of  operations  for any  particular quarterly  or annual  period  could be  materially  affected  by an  outcome  of litigation that is significantly different from the Company's assumptions.

Year Ended April 30, 2008 Compared to Year Ended April 30, 2007
---------------------------------------------------------------

Results of Operations

Net income in 2008 was  $13,705,000,  or $2.19 per share,  compared  to 2007 net income of  $45,106,000,  or $6.78 per share.  Results for 2008  consisted of net income from continuing operations of $13,762,000,  or $2.20 per share, and a net loss from discontinued  operations of $57,000,  or $0.01 per share,  compared to the 2007 results  which  consisted of net income from  continuing  operations of
$46,697,000,  or $7.02 per share, and a net loss from discontinued operations of
$1,591,000, or $0.24 per share. 2008 consolidated revenues were $172,061,000,  a decrease of $32,778,000 from 2007  consolidated  revenues of  $204,839,000.  The decrease  in  consolidated  revenues  was  attributable  to  reduced  land sales revenues  from the  Company's  Real  Estate  operations,  offset  in part by the increased  Fulfillment  Services  revenues  from the  inclusion  of Palm Coast's revenues for all of 2008 as compared  with three and a half months in 2007.  The decrease in net income from  continuing  operations was  principally  due to the reduced land sales.

The net loss from discontinued operations in 2008 was attributable to $57,000 of costs incurred in connection  with the  settlement of all litigation  related to the  Company's  El Dorado,  New Mexico  water  utility  subsidiary  that were in addition to costs estimated and accrued for this matter in the fourth quarter of
2007 when in June 2007, the Company  settled all existing  litigation  involving this subsidiary.  The 2007 amount accrued for the  settlements,  including legal fees, was  $1,591,000,  net of tax, and was also accounted for as a discontinued
operation.

Revenues from real estate land sales at AMREP  Southwest  decreased  $67,923,000 from  $95,825,000  in 2007 to  $27,902,000  in 2008.  This  substantial  revenue decrease was due to  substantially  lower land sales in the Company's  principal market of Rio Rancho, New Mexico, reflecting the severe decline that occurred in this market in 2008 compared to 2007 and earlier years. As previously  reported, the number of permits  for new  home  construction  was down  significantly  for calendar  2007  compared to 2006,  with Rio Rancho  showing a decrease of nearly
50%. The Company  believes that this decline was generally  consistent  with the well-publicized problems of the national home building industry, including fewer sales  of both  new and  existing  homes,  the  increasing  number  of  mortgage delinquencies and foreclosures and a tightening of mortgage availability.  Faced with these  adverse  conditions,  builders  slowed the pace of  building on land previously  purchased from the Company in Rio Rancho and, in some cases, delayed or cancelled the purchase of additional land. These factors are also believed to have  contributed  to a sharp  decline  in  sales  of  undeveloped  land to both builders and investors.  Revenues from sales of developed  lots to  homebuilders decreased from  $39,407,000 in 2007 to $9,542,000 in 2008,  principally due to a reduction in the number of lots sold. Revenues from sales of undeveloped builder lots decreased from  $40,690,000 in 2007 to $9,709,000 in 2008,  principally due to a  reduction  in the  number of lots sold and,  to a lesser  extent,  a lower average price per lot due to a greater number of lots sold from locations in Rio
Rancho that are further  removed from  developed  areas.  Revenues from sales of commercial  and  industrial  properties  decreased  in 2008 to  $8,651,000  from
$15,728,000 in 2007 as a result of fewer and smaller  transactions.  The average gross  profit  percentage  on land sales  decreased  from 68% in 2007 to 65% for
2008, and is principally attributable to lower selling prices for commercial and undeveloped lots in the latter period.

The  average  selling  price of land sold by the Company in Rio Rancho in recent years has fluctuated,  from $63,200 per acre in 2006 to $91,200 per acre in 2007 and $68,700 per acre in 2008, reflecting  differences in the mix of the types of properties  sold in each period and the effects of a strong  regional  market in
2006 and 2007 in Rio Rancho  and a much  softer  market in 2008.  As a result of
these  and  other   factors,   including  the  nature  and  timing  of  specific
transactions, revenues and related gross profits from real estate land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Kable's Fulfillment Services and Newsstand  Distribution  Services
businesses   (collectively,   "Media  Services")   increased   $38,191,000  from
$100,505,000 in 2007 to $138,696,000  in 2008,  principally  attributable to the
January  16,  2007  acquisition  of Palm Coast.  Fulfillment  Services  revenues increased by $39,659,000 from $86,121,000 in 2007 to $125,780,000 in 2008 due to the  contribution  from Palm Coast. The increase in revenues from the Palm Coast acquisition  was  partially  offset  by  decreases  in other  parts  of  Kable's
Fulfillment  Services business that resulted from continued  competitive  market pressures  and customer  losses.  Pricing  pressure  from  customers  also had a
negative  effect  on  Fulfillment  Services  revenues.   Newsstand  Distribution

Services   revenues   decreased  by  $1,468,000  from  $14,384,000  in  2007  to
$12,916,000 in 2008. The decrease in Newsstand  Distribution  Services  revenues was due to reduced billings and lower commission rates, as well as the inclusion of certain revenues in the prior year that did not recur in 2008. Media Services operating expenses increased by $34,759,000 in 2008 compared to 2007,  primarily attributable  to the  addition of operating  expenses of Palm Coast,  which were offset in part by decreased  payroll and benefit  expenses  resulting from lower revenue in other parts of Kable's Fulfillment Services business.

Although  there  are  multiple  revenue  streams  in  the  Fulfillment  Services business, including revenues from the maintenance of customer computer files and the performance of other  fulfillment-related  activities,  including  telephone call  center  support  and  graphic  arts and  lettershop  services,  a customer generally  contracts for and utilizes all available services as a total package, and the Company would not provide its ancillary services to a customer unless it was also  providing  the core service of  maintaining  a database of  subscriber names.  Thus,  variations  in  Fulfillment  Services  revenues are the result of fluctuations in the number and sizes of customers  rather than in the demand for a particular service.  This is also true in the Newsstand  Distribution Services business where there is only one primary service provided,  which results in one revenue source,  the commissions  earned on the  distribution of magazines.  The
Company competes with other companies,  including three much larger companies in the  Newsstand  Distribution  Services  business  and one larger  company in the
Fulfillment Services business,  and the competition for new customers is intense in both segments,  which results in a price sensitive industry that may restrict the Company's ability to increase its prices.

During  fiscal 2003,  Kable  acquired the  Colorado-based  fulfillment  services business of Electronic Data Systems Corporation  ("EDS").  Since that time Kable has outsourced to EDS a substantial  portion of the data processing  required to service that  business but during fiscal 2008 has migrated much of that activity
to  its  own  systems.   However,  under  the  outsourcing  contract,  the  full
outsourcing  charge  remains  payable so long as any  outsourcing  services  are provided. The Company anticipates completing this migration process by September
2008. The migration  process is technically  complex,  however,  and the Company continues to address issues that have delayed the complete migration. Should the
Company  encounter  unanticipated  problems that will further delay the complete migration, it may continue to be burdened with the outsourcing of this business.

The Company has  announced a project to integrate  certain  other aspects of the
Kable  and Palm  Coast  fulfillment  operations  in order to  improve  operating efficiencies  and  customer  service  and also to reduce  costs.  To date,  this project has resulted in (i) one significant workforce reduction that occurred in the first quarter of 2008,  (ii) an announced plan in the second quarter of 2008 to  redistribute  the  fulfillment  services work performed at the Marion,  Ohio facility of its Fulfillment  Services business and the scheduled closing of that facility and (iii) the consolidation of the fulfillment operations customer call center.  Approximately  $650,000 in  severance-related  costs is projected to be paid in connection  with the Ohio facility  closure,  which is being recorded as positions are  eliminated  during the  transitional  period  scheduled to end in
September  2008.  As of April  30,  2008,  severance-related  costs  charged  to operations  totaled  $486,000.  Following the closure of the Ohio facility,  the
Company  anticipates  realizing annual cost savings of approximately  $5,300,000 from the three actions noted above.  The Company incurred costs directly related to the integration project of $1,159,000 in 2008,  principally for severance and other consulting costs related to the integration,  and these costs are included in the  Restructuring  and fire  recovery  costs in the  Company's  consolidated statement of income.

On December 5, 2007 a warehouse of  approximately  38,000  square feet leased by the Company in Oregon, Illinois was totally destroyed by an accidental fire. The warehouse was used  principally  to store back issues of magazines  published by certain  customers for whom the Company fills  back-issue  orders as part of its services. The Company has submitted preliminary claims to its insurance provider for its property loss and for a business  interruption  claim  consisting of its lost  revenues  offset by reduced  expenses  through  April 30, 2008.  While the
Company  has  been  advanced  $500,000  for  replacement  of lost  property,  no insurance  proceeds have been received on the business  interruption claim as of
April 30, 2008. In addition,  the Company was required to provide  insurance for certain of those  customers  whose property was destroyed in the warehouse fire.
The  Company  does not  believe  that the net  effect of the  outcome  of claims related to materials of certain  publishers  for whom it was required to provide insurance,  together  with any proceeds  received from its property and business interruption  claims,  will have any material effect on its financial  position, results of operations and cash flows. Due to the fire, gross assets were written down by $470,000, along with related accumulated depreciation on those assets of about $440,000, resulting in a charge to operations of approximately $30,000. In addition,  the Company has  recorded  other  charges to  operations  of $324,000 related to fire  recovery  costs for the year ended April 30, 2008,  principally due to legal and other costs that are not covered by  insurance  and these costs are  included in the  Restructuring  and fire  recovery  costs in the  Company's consolidated statement of income.

Real estate  commissions and selling expenses  decreased  $673,000 (48%) in 2008 compared to 2007  principally  attributable to the reduced volume of land sales.
Other  operating  expenses  decreased  $536,000  (39%) in 2008  compared to 2007 principally due to a favorable adjustment of approximately $550,000 in the third quarter of 2008 for real estate tax expense resulting from the finalization of a property tax valuation  appeal by AMREP  Southwest.  Media Services  general and administrative  expenses increased  $2,818,000 (31%) in 2008 compared to 2007 as the addition of the Palm Coast expenses was only partially offset by lower costs in other Fulfillment Services  operations.  Real estate operations and corporate general and administrative expenses decreased $488,000 (10%) in 2008 compared to
2007  principally  as a result of lower  professional  and  consulting  services costs.

Interest and other  revenues  decreased by  $3,046,000 in 2008 compared to 2007.
The decrease was partly  attributable  to lower cash balances to invest in 2008.
In addition, during 2008, the Company sold a commercial rental property at AMREP
Southwest that resulted in a pre-tax gain of $1,873,000,  and it also recognized pre-tax  income of $927,000 from the  forfeiture of deposits for the purchase of land by homebuilders  who did not exercise  purchase  options.  During the first quarter  of 2007,  the  Company  sold  certain of AMREP  Southwest's  investment assets,  including the  Company's  office  building in Rio Rancho,  which in the aggregate contributed a pre-tax gain of $4,107,000.

The Company's  effective tax rate from  continuing  operations was 36.2% in 2008 compared to 33.9% in 2007.  The decrease from the  statutory  rate in both years was primarily due to tax benefits  associated with charitable  contributions  of land and tax exempt interest income.

Year Ended April 30, 2007 Compared to Year Ended April 30, 2006
----------------------------------------------------------------
Results of Operations

Net income in 2007 was  $45,106,000,  or $6.78 per share,  compared  to 2006 net income of  $26,050,000,  or $3.93 per share.  Results for 2007  consisted of net income from continuing operations of $46,697,000,  or $7.02 per share, and a net loss from discontinued operations of $1,591,000, or $0.24 per share, compared to the 2006 results  which  consisted of net income from  continuing  operations of
$22,494,000,  or $3.39 per share, and net income from discontinued operations of
$3,556,000, or $0.54 per share. 2007 consolidated revenues were $204,839,000, an increase of $56,543,000 over 2006  consolidated  revenues of  $148,296,000.  The increase in consolidated  revenues was attributable to continued  revenue growth achieved by the Company's real estate  operations,  and, to a lesser extent, the
acquisition  of  Palm  Coast  by  the  Company's  Kable  Media  Services,   Inc.
subsidiary.   The  increase  in  net  income  from  continuing   operations  was
attributable  to higher gross profits  associated with the increased real estate land sales.

Net income from  discontinued  operations  in 2006  reflected  the gain from the disposition of the primary  assets of the Company's El Dorado,  New Mexico water utility  subsidiary,  which were taken through  condemnation  proceedings during
2006. In June 2007, the Company settled all existing  litigation  involving this subsidiary and accrued for the estimated  amount of the  settlements,  including legal fees, of approximately $1,591,000,  net of tax, which was accounted for as a loss from discontinued operations in 2007.

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

The average  selling  price of land sold by the Company in Rio Rancho  increased from $63,200 per acre in 2006 to $91,200 per acre in 2007. This increase was due to a  number  of  factors,  including  differences  in the mix of the  types  of properties sold in each period and the effects of a strong regional market which resulted  in  three  consecutive  years  of a  record  number  of  single-family residential  housing  starts in Rio Rancho,  reaching a total in excess of 3,000 starts during the twelve months ending April 30, 2006. The real estate market in
Rio Rancho  softened  during 2007,  however,  and there was a 55% decline in the number of housing starts in fiscal 2007 compared to fiscal 2006. In addition, in
May 2007 Rio Rancho's largest employer, Intel Corporation, announced a workforce reduction  starting in August  2007 of at least 1,000 jobs in Rio Rancho,  which could reduce the demand for the Company's land  inventory.  As a result of these and other  factors,  including  the nature and timing of specific  transactions, revenues  and  related  gross  profits  from  real  estate  land  sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Kable's Fulfillment Services and Newsstand  Distribution  Services
businesses   (collectively,   "Media  Services")   increased   $12,042,000  from
$88,463,000  in 2006 to  $100,505,000  in 2007.  This  increase in revenues  was primarily  attributable  to the  January  16,  2007  acquisition  of Palm Coast.
Newsstand   Distribution   Services   revenues   increased  by  $1,253,000  from
$13,131,000 in 2006 to $14,384,000 in 2007,  principally due to a 6% increase in
revenues  from  new  business.   Fulfillment   Services  revenues  increased  by
$10,789,000  from $75,332,000 in 2006 to $86,121,000 in 2007 due to the addition of Palm Coast.  The  increase in revenues  from the Palm Coast  acquisition  was partially  offset  by  decreases  in core and  ancillary  services  of  customer telephone,  lettershop  and list services of other parts of Kable's  Fulfillment
Services business. The revenue decreases in core and ancillary services resulted from  continued  competitive  market  pressures  and  customer  losses.  Pricing pressure  from  customers due to the  competitive  environment  for  Fulfillment
Services  business also had a negative effect on Fulfillment  Services  revenues and  profitability  in the fourth  quarter  of 2007.  Media  Services  operating
expenses   increased  by  $11,306,000  in  2007  compared  to  2006,   primarily
attributable to (i) the addition of operating expenses of Palm Coast and (ii) an increase in Newsstand  Distribution  Services  operating  expenses,  principally payroll,  associated with the revenue growth of that business, offset in part by decreased  payroll  and benefit  expenses in other parts of Kable's  Fulfillment
Services  businesses.   Media  Services  general  and  administrative   expenses
increased  $1,549,000 in 2007 compared to 2006 as the addition of Palm Coast was only partially offset by lower costs in other Fulfillment Services businesses.

Real estate  commissions and selling expenses  remained  generally  unchanged in
2007  compared to 2006  despite the  increase  in land sales,  primarily  due to decreases in variable  commissions  and selling  expenses.  Such costs generally vary  depending upon the terms of specific land sale  transactions.  Real estate and corporate general and  administrative  expenses  increased $728,000 (17%) in
2007 compared to the prior year due to increased legal,  real estate  consulting and other consulting fees associated with Sarbanes-Oxley Act requirements.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company  finances its operations from  internally  generated funds from real estate sales and magazine  operations and from borrowings under its various loan agreements.

Cash Flows From Financing Activities
------------------------------------

In January 2007,  AMREP Southwest  entered into a loan agreement that replaced a prior loan  agreement  entered into in September  2006.  The new loan  agreement added a $14,180,000  term loan facility to the unsecured  $25,000,000  revolving credit  facility  provided in the September  2006  agreement and was  originally scheduled to mature in September 2008.  During September 2007, the maturity date of the revolving  credit facility was extended to September 2009, with all other terms remaining unchanged.

The revolving credit facility is used to support real estate  development in New
Mexico.  Borrowings  bear annual  interest at the  borrower's  option at (i) the prime rate (5.0% at April 30,  2008) less 1.00%,  or (ii) the 30-day  LIBOR rate
(2.80% at April 30, 2008) plus 1.65% for borrowings of less than $10,000,000, or plus  1.50% for  borrowings  of  $10,000,000  or more.  At April 30,  2008,  the outstanding  balance of the revolving  credit  facility was  $18,000,000  with a weighted  average  interest rate of 4.38%.  The term loan facility  bears annual interest on borrowings at the 30-day LIBOR rate plus 1.75%, matures December 15,
2008 and is  secured by certain of the  borrower's  notes  receivable  from real estate  sales.  The  term  loan  requires  prepayment  in  an  amount  equal  to collections  on the notes  receivable  held as collateral  and the amount of any that have  experienced  payment  defaults.  At April 30, 2008,  the  outstanding balance of the term loan was $2,774,000. The loan agreement contains a number of restrictive  covenants,  including  one that requires the borrower to maintain a minimum  tangible net worth,  and AMREP  Southwest was in compliance  with these covenants at April 30, 2008.

In connection  with the  completion of the  acquisition of Palm Coast in January
2007, Kable and certain of its direct and indirect  subsidiaries  entered into a
Second Amended and Restated Loan and Security Agreement with a bank (the "Credit
Agreement"). During January 2008, Kable entered into a First Modification to the
Credit Agreement ("First  Modification").  The First  Modification  modified the
Credit  Agreement by, among other things,  (a) increasing the amount that may be borrowed  for capital  expenditures,  (b) allowing  the  borrowers  the right to re-borrow the amounts of capital  expenditure  loans that have been repaid,  (c)
modifying  the  interest  rate options the  borrowers  may select and (d) adding
Kable Products  Services,  Inc., a recently  organized member of the Kable Media
Services group, as a borrower.

The  credit  facilities  available  to Kable  with the  execution  of the  First
Modification  consist  of:  (i) a  revolving  credit  loan and  letter of credit facility in an aggregate  principal amount of up to $35,000,000  ("Facility A");
(ii) a secured term loan of  approximately  $3,000,000 that combined a number of
separate  borrowings  for  capital   expenditures  under  the  Credit  Agreement
("Facility B"); (iii) a capital expenditure line of credit in an amount of up to
$4,500,000 to finance new equipment  ("Facility C"); and (iv) a second revolving credit loan facility of $10,000,000  ("Facility D") that may be used exclusively for the  payment of  accounts  payable  under a  distribution  agreement  with a customer of Kable's Distribution Services business.  The borrowers'  obligations under the First  Modification  continue  to be secured by  substantially  all of their assets other than (i) real  property and (ii) any  borrower's  interest in the capital securities of any other borrower or any subsidiary of any borrower.

The  Facility A, C and D loans  mature in May 2010 and bear  annual  interest at fluctuating  rates that,  at the  borrowers'  option,  may be either (i) reserve adjusted  LIBOR  rates  (2.66%  at April  30,  2008)  plus a margin  established quarterly from 1.5% to 2.5%  dependent on the  borrowers'  funded debt to EBITDA ratio,  as defined  in the Credit  Agreement,  or (ii) the  Lender's  prime rate
(5.00%  at April  30,  2008).  As of April 30,  2008,  there was no  outstanding balance under  Facilities A or D and the outstanding  balance for Facility C was
$2,895,000.  The Facility B loan matures December 2009 and bears annual interest at a rate of 6.4% and had an  outstanding  balance  of  $1,687,000  at April 30,
2008.

The Credit Agreement requires the borrowers to maintain certain financial ratios and contains customary covenants and restrictions, the most significant of which limit the ability of the  borrowers  to declare or pay  dividends  or make other distributions to the Company unless certain  conditions are satisfied,  and that limit the annual  amount of  indebtedness  the  borrowers  may incur for capital expenditures  and other  purposes.  The borrowers were in compliance  with these covenants at April 30, 2008.

Other notes payable consist of equipment financing loans with a weighted average interest rate of 5.71% at April 30, 2008.

Consolidated  notes  payable  outstanding  at April  30,  2008  was  $25,980,000 compared to $32,299,000 at April 30, 2007.

Cash Flows From Operating Activities
------------------------------------

Real estate  inventory  amounted to  $70,252,000  at April 30, 2008  compared to
$46,584,000  at April 30,  2007.  Inventory  in the  Company's  core real estate market of Rio Rancho increased from $39,770,000 at April 30, 2007 to $63,215,000 at April 30, 2008 primarily  reflecting  the net effect of development  spending and land  sales.  The  increase  in  inventory  is  primarily  the result of the start-up  costs of  development in several new project sites in Rio Rancho where the Company is required to perform initial development work prior to the ability to sell land. In addition, the Company reclassified  approximately $3,900,000 to real estate inventory from receivables during the quarter ended January 31, 2008 resulting  from  the  receipt  of a deed  in lieu of  foreclosure  related  to a delinquent mortgage receivable.  The balance of inventory  principally consisted of properties in Colorado in both years.

Receivables from real estate operations  decreased from $25,117,000 at April 30,
2007 to $13,124,000 at April 30, 2008, principally resulting from the net effect of payments received on mortgage notes and the reclassification of approximately
$3,900,000 to real estate inventory from  receivables  discussed above offset in part by mortgage  notes  received by AMREP  Southwest  in  connection  with real estate sales that closed during 2008 .

Intangible  and other assets  decreased  from  $34,014,000  at April 30, 2007 to
$29,913,000 at April 30, 2008, primarily reflecting normal amortization of these assets.  Property,  plant and equipment  decreased from $30,518,000 at April 30,
2007 to $28,914,000 at April 30, 2008.

Accounts  payable and accrued  expenses  increased from $83,557,000 at April 30,
2007 to $98,533,000  at April 30, 2008,  primarily as a result of an increase in the amounts due publishers.

The unfunded pension liability of the Company's defined benefit  retirement plan increased  from  $1,243,000  at April 30, 2007 to  $2,045,000 at April 30, 2008,
principally due to a decrease in the fair market value of the plan assets during the year resulting from a combination of net realized and unrealized losses from
investment  assets.  The  Company  recorded   comprehensive   income  (loss)  of
($660,000) in 2008 and $1,210,000 in 2007, reflecting the change in the unfunded pension  liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures for property, plant and equipment amounted to approximately
$5,169,000  and  $1,797,000  in 2008  and  2007  and  consisted  principally  of expenditures for computer hardware and software for Kable's Fulfillment Services segment. In addition, capital expenditures for investment assets were $1,208,000 in 2008 and $2,870,000 in 2007 for the purchase of additional  scattered lots in
Rio Rancho in order to increase the Company's  ownership in certain  areas.  The
Company  believes  that it has  adequate  financing  capability  to provide  for anticipated capital expenditures.

During January 2007, the Company,  through a newly-created  subsidiary of Kable, acquired Palm Coast for approximately $95,400,000.  The acquisition was financed with existing cash and borrowings.

Future Payments Under Contractual Obligations
---------------------------------------------

The table below summarizes significant  contractual cash obligations as of April
30, 2008 for the items indicated (in thousands):

          Contractual                         Less than       1-3             3-5           More than
          Obligations           Total          1 year        years           years           5 years
          -----------        -----------    ------------   -----------    ------------    -------------

 Notes payable               $   25,980      $    4,815     $  20,548      $      617      $        -
 Operating leases and other      30,536           7,925        11,719           6,434           4,458
                             -----------    ------------   -----------    ------------    -------------
 Total                       $   56,516      $   12,740     $  32,267      $    7,051      $    4,458
                             ===========    ============   ===========    ============    =============

Operating leases and other includes  $2,793,000 of unrecognized tax benefits and related  interest accrued in accordance with FIN 48. Refer to Notes 9, 16 and 17 to the  consolidated  financial  statements  included in this 2008 Form 10-K for additional information on long-term debt and commitments and contingencies.

Discretionary Stock Repurchase Program
--------------------------------------

The  Company  announced  on  October  8, 2007 that its  Board of  Directors  had authorized the repurchase of up to 500,000 shares of the Company's common stock, which was in addition  to the  previously  announced  500,000  share  repurchase program that was completed in early October 2007. The purchases may be made from
time-to-time   either  in  the  open  market  or  through   negotiated   private

transactions with  non-affiliates  of the Company.  For the year ended April 30,
2008,  the Company  purchased  a total of 658,400  shares  under both  announced programs, all in open market transactions, for a total purchase price, including commissions,  of $21,363,000, or an average of $32.45 per share. The Company now has  5,995,212  shares of  common  stock  outstanding,  and the  658,400  shares repurchased  equaled  approximately  9.9% of the shares that were outstanding at
April 30, 2007.

All repurchases  were funded from cash on hand and  borrowings,  and the Company expects  to  fund  any  future  purchases  from  internally  generated  cash  or borrowings.

NEW AND EMERGING ACCOUNTING STANDARDS
-------------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 157,  "Fair Value  Measurements",  which  defines fair value,  establishes a framework  for  measuring  fair  value  and  expands  disclosure  of fair  value measurements.  SFAS No. 157 applies under accounting pronouncements that require or permit fair value  measurements  and,  accordingly,  does not require any new fair value  measurements.  SFAS No. 157, as it relates to  financial  assets and financial  liabilities,  is effective for fiscal years  beginning after November
15,  2007.  On February 12,  2008,  the FASB issued FASB Staff  Position No. FAS
157-2  "Effective  Date of FASB  Statement  No. 157," which delays the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities,  except those that are recognized or disclosed at fair value in the financial  statements on at least an annual  basis.  The Company does not expect the  adoption  of  SFAS  No.  157 to have a  material  impact  on its  financial position, results of operations or cash flows.

In February  2007,  the FASB issued  SFAS No.  159,  "The Fair Value  Option for
Financial  Assets and  Financial  Liabilities  - Including  an amendment of FASB
Statement  No.  115",  which  provides  all  entities  with an  option to report selected  financial  assets and liabilities at fair value. The objective of SFAS
No.  159 is to  improve  financial  reporting  by  providing  entities  with the opportunity  to mitigate  volatility  in earnings  caused by  measuring  related
assets  and  liabilities   differently  without  having  to  apply  the  complex
provisions of hedge  accounting.  Certain  specified  items are eligible for the irrevocable fair value  measurement  option as established by SFAS No. 159. SFAS
No. 159 is  effective  as of the  beginning  of an  entity's  first  fiscal year beginning  after  November 15, 2007. The Company does not expect the adoption of
SFAS No. 159 to have a material  impact on its  financial  position,  results of operations or cash flows.

In December  2007,  the FASB issued SFAS No. 160,  "Noncontrolling  Interests in
Consolidated  Financial  Statements-an  amendment of ARB No. 51", which provides accounting  and  reporting  standards  for  the  noncontrolling  interest  in  a subsidiary  and for the retained  interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years  beginning on or after  December 15, 2008. The adoption of SFAS No.
160 is not  expected  to  have a  material  impact  on the  Company's  financial position, results of operations or cash flows.

In December 2007, the FASB also issued SFAS No. 141(R),  "Business  Combinations
(Revised)",  which  requires the use of the  acquisition  method of  accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all  transactions  and other events in which one entity obtains control over one or more  businesses.  The  statement is effective for business  combinations  or transactions  entered into for fiscal years  beginning on or after  December 15,
2008.  The adoption of SFAS No. 141(R) will affect the Company's  accounting for future  business  combinations  after the  effective  date and  therefore has no impact on its current financial position, results of operations or cash flows.

The Company will monitor these  emerging  issues to assess any potential  future impact on its consolidated financial statements.

SEGMENT INFORMATION
-------------------

Information  by industry  segment is  presented  in Note 19 to the  consolidated financial statements. This information has been prepared in accordance with SFAS
No. 131,  "Disclosures about Segments of an Enterprise and Related Disclosures", which  requires  that  industry  segment  information  be  prepared  in a manner consistent  with the  manner in which  financial  information  is  prepared  and evaluated by management for making operating decisions.  A number of assumptions and  estimations are required to be made in the  determination  of segment data,

including  the need to make  certain  allocations  of common  costs and expenses among  segments.  On an annual  basis,  management  has evaluated the basis upon which costs are allocated,  and has periodically made revisions to these methods of  allocation.  Accordingly,  the  determination  of  "income  from  continuing operations  before income taxes" of each segment as summarized in Note 19 to the consolidated  financial statements is presented for informational  purposes, and is not  necessarily  the amount that would be  reported  if the segment  were an independent company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------
The  primary  market  risk  facing  the  Company  is  interest  rate risk on its long-term debt and fixed rate  receivables.  The Company does not hedge interest rate risk using  financial  instruments.  The Company is also subject to foreign currency risk, but this risk is not material.  The following table sets forth as of April 30, 2008 the  Company's  long-term  debt  obligations  and  receivables
(excluding trade accounts) by scheduled maturity, weighted average interest rate and estimated Fair Market Value ("FMV") (dollar amounts in thousands):

                                                                      There-              FMV @
                    2009       2010      2011      2012      2013      after    Total     4/30/08
                    ----       ----      ----      ----      ----      -----    -----     -------

Fixed rate
 receivables      $ 11,530  $  1,130    $     -  $     -    $    -    $    -   $ 12,660  $ 11,878

Weighted average
 interest rate       9.22%     9.50%          -        -         -         -      9.24%

Fixed rate debt   $  1,271  $    912    $    95  $    33    $    -    $    -   $  2,311  $  2,358

Weighted average
 interest rate       6.35%     6.33%      6.54%    7.30%         -         -      6.37%

Variable rate
 debt             $  3,544  $ 18,771    $   771  $   583    $    -    $    -   $ 23,669  $ 23,669

Weighted average
 interest rate       4.67%     4.41%      5.08%    5.17%         -         -      4.49%

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

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

Management  has assessed the  effectiveness  of internal  control over financial reporting  as of April 30,  2008 based upon the  criteria  set forth in a report entitled  "Internal  Control - Integrated  Framework" issued by the Committee of
Sponsoring  Organizations of the Treadway  Commission.  Based on its assessment, management  has  concluded  that,  as of April 30, 2008,  internal  control over financial reporting was effective.  The independent registered public accounting firm that audited the  financial  statements  included in the annual  report has issued an audit report on the  effectiveness  of the Company's  internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
AMREP Corporation
Princeton, New Jersey

We have  audited  AMREP  Corporation  and  Subsidiaries  internal  control  over financial  reporting as of April 30, 2008,  based on  "Criteria  established  in
Internal  Control-Integrated  Framework  issued by the  Committee of  Sponsoring
Organizations of the Treadway Commission (COSO)." AMREP Corporation's management is  responsible  for  maintaining  effective  internal  control  over  financial reporting and for its assessment of the  effectiveness  of internal control over financial  reporting  including the accompanying  Management's  Annual Report on
Internal Control Over Financial  Reporting.  Our responsibility is to express an opinion on the company's internal control over financial  reporting based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance  about whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects. Our audit included obtaining an understanding of internal control over financial  reporting,  assessing the risk that a material  weakness exists,  and testing  and  evaluating  the design and  operating  effectiveness  of  internal control based on the assessed  risk.  Our audit also included  performing  other such procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AMREP Corporation and Subsidiaries  maintained,  in all material respects,  effective  internal control over financial  reporting as of April 30,
2008, based on "Criteria  established in Internal  Control-Integrated  Framework issued by the Committee of Sponsoring  Organizations of the Treadway  Commission
(COSO)."

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of
AMREP  Corporation  and  Subsidiaries  as of April 30,  2008 and  2007,  and the
related consolidated  statements of income,  shareholders' equity and cash flows for each of the three  years in the period  ended  April 30, 2008 and our report dated July 11, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
July 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
AMREP Corporation
Princeton, New Jersey

We have  audited  the  consolidated  balance  sheets  of AMREP  Corporation  and
Subsidiaries  as of  April  30,  2008 and  2007,  and the  related  consolidated statements of income,  shareholders' equity and cash flows for each of the three years in the period ended April 30, 2008. Our audits also included the financial statement  schedule of AMREP Corporation  listed in item 15(a).  These financial statements  and  financial  statement  schedule  are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of AMREP Corporation and  Subsidiaries  as of April  30,  2008 and  2007,  and the  results  of their operations  and their cash flows for each of the three years in the period ended
April  30,  2008,  in  conformity  with  U.S.  generally   accepted   accounting
principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole,  presents  fairly in all  material  respects  the  information  set forth therein.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting   Oversight   Board  (United   States),   AMREP   Corporation's   and
Subsidiaries'  internal  control over financial  reporting as of April 30, 2008, based on "Criteria established in Internal  Control-Integrated  Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission (COSO)"
and our report  dated July 11,  2008  expressed  an  unqualified  opinion on the effectiveness of AMREP Corporation's internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
July 14, 2008

                       AMREP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2008 AND 2007
                          (Dollar amounts in thousands)

                                     ASSETS                                     2008                 2007
                                     ------                               ----------------    -----------------

CASH AND CASH EQUIVALENTS                                                  $      32,608       $     42,102

RECEIVABLES, net:
 Real estate operations                                                           13,124             25,117
 Media services operations                                                        45,701             47,825
                                                                          ----------------    -----------------
                                                                                  58,825             72,942

REAL ESTATE INVENTORY                                                             70,252             46,584

INVESTMENT ASSETS, net                                                            10,300             12,165

PROPERTY, PLANT AND EQUIPMENT, net                                                28,914             30,518

INTANGIBLE AND OTHER ASSETS, net                                                  29,913             34,014

GOODWILL                                                                          54,139             54,334
                                                                          ----------------    -----------------

  TOTAL ASSETS                                                             $     284,951       $    292,659
                                                                          ================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                      $      98,532       $     83,557
DEFERRED REVENUE                                                                       -              4,352

NOTES PAYABLE:
 Amounts due within one year                                                       4,816              5,297
 Amounts subsequently due                                                         21,164             27,002
                                                                          ----------------    -----------------
                                                                                  25,980             32,299

TAXES PAYABLE                                                                        980                 55
DEFERRED INCOME TAXES                                                             12,358             11,149
ACCRUED PENSION COST                                                               2,045              1,243
                                                                          ----------------    -----------------

  TOTAL LIABILITIES                                                              139,895            132,655
                                                                          ----------------    -----------------

SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value;
  shares authorized - 20,000,000; shares issued -  7,419,704 at
  April 30, 2008 and 2007                                                            742                742
 Capital contributed in excess of par value                                       46,085             46,085
 Retained earnings                                                               128,408            121,333
 Accumulated other comprehensive loss, net                                        (3,522)            (2,862)
 Treasury stock, 1,424,492 shares at April 30, 2008 and
  766,092 shares at April 30, 2007, at cost                                      (26,657)            (5,294)
                                                                          ----------------    -----------------
  TOTAL SHAREHOLDERS' EQUITY                                                     145,056            160,004
                                                                          ----------------    -----------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     284,951       $    292,659
                                                                          ================    =================

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                                            Year Ended April 30,
                                                          -------------------------------------------------------
                                                               2008                2007               2006
                                                          ---------------     ---------------    ----------------
   REVENUES:
      Real estate land sales                              $     27,902        $    95,825        $    57,810

      Media services operations                                138,696            100,505             88,463

      Interest and other                                         5,463              8,509              2,023
                                                          ---------------     ---------------    ----------------

                                                               172,061            204,839            148,296
                                                          ---------------     ---------------    ----------------

   COSTS AND EXPENSES:
      Real estate land sales                                     9,760             31,154             26,732
      Operating expenses:
        Media services operations                              120,021             85,262             73,956
        Real estate commissions and selling                        731              1,404              1,427
        Restructuring and fire recovery costs                    1,513                  -                  -
        Other                                                      840              1,376              1,114

      General and administrative:
        Media services operations                               12,053              9,235              7,686
        Real estate operations and corporate                     4,550              5,038              4,310
      Interest expense, net of capitalized amounts               1,012                702                344
                                                          ---------------     ---------------    ----------------

                                                               150,480            134,171            115,569
                                                          ---------------     ---------------    ----------------

   INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                       21,581             70,668             32,727

   PROVISION FOR INCOME TAXES FROM
      CONTINUING OPERATIONS                                      7,819             23,971             10,233
                                                          ---------------     ---------------    ----------------

   INCOME FROM CONTINUING OPERATIONS                            13,762             46,697             22,494

   INCOME (LOSS) FROM OPERATIONS OF
      DISCONTINUED BUSINESS (NET OF
      INCOME TAXES)                                                (57)            (1,591)             3,556
                                                          ---------------     ---------------    ----------------

   NET INCOME                                             $     13,705        $    45,106        $    26,050
                                                          ===============     ===============    ================

   EARNINGS PER SHARE FROM CONTINUING
      OPERATIONS
                                                          $       2.20        $      7.02        $      3.39
   EARNINGS (LOSS) PER SHARE FROM
      DISCONTINUED OPERATIONS                                    (0.01)             (0.24)               .54
                                                          ---------------     ---------------    ----------------

   EARNINGS PER SHARE - BASIC AND DILUTED                 $       2.19       $       6.78        $      3.93
                                                          ===============     ===============    ================

   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                         6,248              6,650              6,633
                                                          ===============     ===============    ================

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                           Capital                   Accumulated       Treasury
                                      Common Stock     Contributed in                   Other           Stock,
                                  -------------------     Excess of      Retained    Comprehensive         at
                                   Shares     Amount      Par Value      Earnings         Loss            Cost         Total
                                  -------    --------  ---------------  ----------   -------------     ----------    -----------

BALANCE, April 30, 2005            7,415     $    741  $     45,395     $  82,695    $    (5,976)      $  (5,450)    $ 117,405

  Net income                           -            -             -        26,050              -               -        26,050

  Other comprehensive
   income                              -            -             -             -          1,904               -         1,904
                                                                                                                     -----------

  Total comprehensive
   income                                                                                                               27,954
                                                                                                                     -----------

  Cash dividend, $4.05 per
   share                               -            -             -       (26,870)             -               -       (26,870)

  Issuance of stock under
   Directors' Plan                     -            1           336             -              -             104           441

  Exercise of stock options            2            -            40             -              -               -            40
                                  -------    --------  ---------------  ----------   -------------     ----------    -----------
BALANCE, April 30, 2006            7,417          742        45,771        81,875         (4,072)         (5,346)      118,970

  Net income                           -            -             -        45,106              -               -        45,106

  Other comprehensive
   income                              -            -             -             -          1,210               -         1,210
                                                                                                                     -----------
  Total comprehensive
   income                                                                                                               46,316
                                                                                                                     -----------
  Cash dividend, $0.85 per
   share                               -            -             -        (5,648)             -               -        (5,648)

  Issuance of stock under
   Directors' Plan                     -            -           287             -              -              52           339

   Exercise of stock options           3            -            27             -              -               -            27
                                  -------    --------  ---------------  ----------   -------------     ----------    -----------
BALANCE, April 30, 2007            7,420          742        46,085       121,333         (2,862)         (5,294)      160,004

  Net income                           -            -             -        13,705              -               -        13,705

  Other comprehensive
   income (loss)                       -            -             -             -           (660)              -          (660)
                                                                                                                     -----------
  Total comprehensive
   income                                                                                                               13,045
                                                                                                                     -----------
  Cash dividend, $1.00 per
   share                               -            -             -        (6,630)             -               -        (6,630)

  Acquisition of treasury
   stock, 658,400 shares               -            -             -             -              -         (21,363)      (21,363)
                                  -------    --------  ---------------  ----------   -------------     ----------    -----------
BALANCE, April 30, 2008            7,420     $   742   $     46,085     $ 128,408     $   (3,522)      $ (26,657)    $ 145,056
                                  =======    ========  ===============  ==========   =============     ==========    ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                                                                                    Year Ended April 30,
                                                                                    ---------------------------------------------------
                                                                                         2008              2007               2006
                                                                                    --------------    --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $    13,705       $    45,106       $   26,050
 Adjustments to reconcile net income
   to net cash provided by operating activities-
   Depreciation and amortization                                                          10,524             7,319            5,568
   Non-cash credits and charges:
     Gain on disposition of assets                                                        (1,679)           (4,115)          (5,345)
     Provision for doubtful accounts                                                        (676)             (227)            (104)
     Pension accrual                                                                        (967)               26              627
     Stock based compensation - Directors' Plan                                                -               339              441
   Changes in assets and liabilities, excluding the effect of acquisitions:
     Receivables                                                                          10,901           (10,901)           4,202
     Real estate inventory                                                               (19,696)            1,064            6,942
     Other assets                                                                            272            (1,852)          (4,027)
     Accounts payable and accrued expenses, and deferred revenue                          11,328            33,156            3,400
     Taxes payable                                                                           925            (4,493)           2,328
     Deferred income taxes                                                                 1,614             3,267            1,764
                                                                                    --------------    --------------    ---------------
       Net cash provided by operating activities                                          26,251            68,689           41,846
                                                                                    --------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - property, plant, and equipment                                   (5,169)           (1,797)          (3,683)
  Capital expenditures - investment assets                                                (1,208)           (2,870)            (213)
  Proceeds from disposition of assets                                                      4,749             6,173            4,057
  Acquisition, net of cash acquired                                                          195           (95,636)               -
                                                                                    --------------    --------------    ---------------
       Net cash provided by (used in) investing activities                                (1,433)          (94,130)             161
                                                                                    --------------    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                                                            86,860            81,255           29,162
  Principal debt payments                                                                (93,179)          (54,973)         (35,200)
  Exercise of stock options                                                                    -                27               40
  Acquisition of treasury stock                                                          (21,363)                -                -
  Cash dividends                                                                          (6,630)           (5,648)         (26,870)
                                                                                    --------------    --------------    ---------------
       Net cash provided by (used in) financing activities                               (34,312)           20,661          (32,868)
                                                                                    --------------    --------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (9,494)           (4,780)           9,139
CASH AND CASH EQUIVALENTS, beginning of year                                              42,102            46,882           37,743
                                                                                    --------------    --------------    ---------------
CASH AND CASH EQUIVALENTS, end of year                                               $    32,608       $    42,102       $   46,882
                                                                                    ==============    ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid - net of amounts capitalized                                         $     1,085       $       735       $      377
                                                                                    ==============    ==============    ===============

  Income taxes paid - net of refunds                                                 $     2,453       $    24,261       $    8,230
                                                                                    ==============    ==============    ===============
  Non-cash transactions:
   Foreclosure on land sale contract                                                 $     3,892       $         -       $    1,795
   Transfer of development costs from inventory to investment assets                 $         -       $         -       $      262
                                                                                    ==============    ==============    ===============

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

    Fiscal Year
    -----------

The Company's  fiscal year ends on April 30. All  references  to 2008,  2007 and
2006 mean the  fiscal  years  ended  April 30,  2008,  2007 and 2006  unless the context otherwise indicates.

    Revenue recognition
    -------------------

Real  Estate - Land sales are  recognized  when all  elements  of  Statement  of
Financial  Accounting  Standards  ("SFAS") No. 66, "Accounting for Sales of Real
Estate",  are met,  including  when the  parties  are  bound by the terms of the contract, all consideration (including adequate cash) has been exchanged,  title and other  attributes of ownership have been conveyed to the buyer by means of a closing  and  the  Company  is not  obligated  to  perform  further  significant development  of the specific  property  sold.  Profit is recorded  either in its entirety or on the installment  method depending upon,  among other things,  the ability to estimate the  collectibility  of the unpaid sales price. In the event the buyer defaults on the obligation, the property is taken back and recorded as inventory at the unpaid receivable balance,  net of any deferred profit, but not in excess of fair market value less estimated costs to sell.

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

When the Company  enters into certain sales that require the Company to complete specified  development work subsequent to closing,  sales are recorded under the percentage-of-completion  method.  Revenues  and cost of sales are  recorded  as development  work is performed  based on the  percentage  that incurred costs to date bear to the  Company's  estimates of total costs and contract  value.  Cost estimates  include  direct  and  indirect  costs  such as labor,  materials  and overhead.  If a contract  extends  over an extended  period,  revisions  in cost estimates  during  the  progress  of work  would  have the  effect of  adjusting earnings  applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss,  provision is made for the total anticipated  loss in the  current  period.  Consideration  received in excess of amounts recognized as land sale revenues is accounted for as deferred revenue.

Media Services - Revenues from media services  operations  include revenues from
the  distribution  of  periodicals  and   subscription   fulfillment  and  other
activities.  Revenues from subscription  fulfillment  activities  represent fees earned from the  maintenance of computer  files for customers,  which are billed
and  earned  monthly,  and  other  fulfillment   activities  including  customer
telephone  support,  product  fulfillment,   and  graphic  arts  and  lettershop
services,  all of which are billed and earned as the services are  provided.  In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19,  "Reporting
Revenue Gross as a Principal versus Net as an Agent", certain reimbursed postage costs are accounted for on a net basis. Newsstand Distribution Services revenues principally  represent  commissions earned from the distribution of publications for  client  publishers  and  are  recorded  by  the  Company  at the  time  the publications  go on sale at the retail level,  in  accordance  with SFAS No. 48,
"Revenue Recognition When Right of Return Exists".  Because the publications are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing  industry  practice,  the Company provides for estimated returns from  wholesalers at the time the  publications  go on sale by charges to income that  are  based  on  historical  experience  and  most  recent  sales  data for publications on an issue-by-issue  basis, and then  simultaneously  provides for estimated credits from publishers for the related returns. Accordingly, revenues represent the  difference  between the  Company's  estimates of its net sales to independent wholesalers and its net purchases from publisher clients.  Estimates are continually  reevaluated  throughout the sales process, and final settlement is typically made 90 days after a magazine's "off-sale" date.

    Cash and cash equivalents
    -------------------------
Cash equivalents  consist of short-term,  highly liquid investments that have an original maturity of ninety days or less and are readily convertible into cash.

    Receivables
    -----------
Receivables  are carried at original  invoice or closing  statement  amount less
estimates  made  for  doubtful   receivables  and,  in  the  case  of  Newsstand
Distribution Services receivables, return allowances.  Management determines the allowances for doubtful accounts by reviewing and identifying  troubled accounts and by using historical experience applied to an aging of accounts. A receivable is  considered  to be past  due if any  portion  of the  receivable  balance  is outstanding  for more than 90 days.  Receivables  are  written  off when  deemed uncollectible.  Recoveries of  receivables  previously  written off are recorded when received.

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

Investment land represents vacant,  undeveloped land not held for development or sale in the normal  course of business  and which is stated at the lower of cost or fair  market  value  less the  estimated  costs to  sell.  Commercial  rental properties are recorded at cost less accumulated  depreciation.  Depreciation of commercial  rental  properties is provided by the  straight-line  basis over the estimated  useful  lives,  which  generally  are 10 years or less for  leasehold improvements and 25 years for buildings.

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

    Goodwill
    --------

Goodwill is the excess of amounts  paid for business  acquisitions  over the net fair value of the assets  acquired and  liabilities  assumed.  Goodwill arose in connection with the  acquisitions  of Kable News Company,  Inc. in 1969 and Palm
Coast Data Holdco, Inc. ("Palm Coast") in 2007 (see Note 10).

Goodwill  is not  amortized,  but is reviewed  at the  reporting  unit level for impairment  annually or more frequently if indications of impairment exist under the  provisions of SFAS No. 142,  "Goodwill  and Other  Intangible  Assets".  An
impairment  charge is generally  recognized  when the estimated  fair value of a reporting unit, including goodwill, is less than its carrying amount. Based on a review completed in April 2008, the Company believes that no goodwill impairment existed at April 30, 2008.

    Long-lived assets
    -----------------

Long-lived  assets,  including  real  estate  inventory,  investment  assets and property,  plant and equipment,  are evaluated in accordance  with SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived  Assets",  and reviewed for  impairment  when events or changes in  circumstances  indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when  undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.  The amount of impairment would be equal to the difference between the carrying value of an asset and its discounted cash flows.

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

The  Company  had issued  stock  options  to  non-employee  directors  under the
Non-Employee  Directors  Option Plan that was  terminated in 2006 (see Note 11).
Stock options  granted prior to the adoption of SFAS No. 123(R) were issued with an exercise price at the fair market value of the Company's stock at the date of grant. Accordingly,  no compensation expense has been recognized with respect to the stock option plan in the years 2006 and prior.  In addition,  under SFAS No.
123(R) the  compensation  expense was not material to the results of  operations for 2008 and 2007.

    Pension plan
    ------------
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 158,   "Employers'   Accounting  for  Defined   Benefit  Pension  and  Other
Postretirement Plans", an amendment of FASB Statement Nos. 87, 88, 106 and 132R.
SFAS No. 158  requires the recognition of the over-funded or under-funded status of a  defined  benefit  postretirement  plan as an  asset  or  liability  in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan be measured as of the date of its year-end statement of financial  position.  The Company  adopted the  recognition,  disclosure  and measurement  provisions of SFAS No 158 as of April 30, 2007, which did not have a material effect on the Company's consolidated  financial position,  results of
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

    Management's estimates and assumptions
    --------------------------------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting   principles   generally  accepted  in  the  United  States  requires
management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant  estimates that affect the  financial  statements  include,  but are not limited to, real estate inventory  valuation and related  revenue  recognition,  allowances for magazine returns and  doubtful  accounts,  the  recoverability  of  long-term  assets and
amortization  periods,   goodwill  impairment,   pension  plan  assumptions  for
determination   of  pension   expense   and  benefit   obligations,   and  legal
contingencies.  The  Company  bases  its  significant  estimates  on  historical experience  and on  various  other  assumptions  that  management  believes  are reasonable  under the  circumstances.  Actual  results  could  differ from these estimates;  however,  there have been no material  changes made to the Company's accounting estimates in the past three years.

    New and Emerging Accounting Standards
    -------------------------------------

In  September  2006,  the FASB issued SFAS No. 157,  "Fair Value  Measurements", which defines fair value,  establishes a framework for measuring  fair value and expands  disclosure  of fair  value  measurements.  SFAS No. 157  applies  under accounting  pronouncements  that require or permit fair value  measurements and, accordingly, does not require any new fair value measurements.  SFAS No. 157, as it relates to financial  assets and  financial  liabilities,  is  effective  for fiscal years  beginning  after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2  "Effective  Date of FASB Statement No.
157,"  which  delays  the  effective  date of SFAS No.  157 for one year for all non-financial  assets  and  non-financial  liabilities,  except  those  that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February  2007,  the FASB issued  SFAS No.  159,  "The Fair Value  Option for
Financial  Assets and  Financial  Liabilities  - Including  an amendment of FASB
Statement  No.  115",  which  provides  all  entities  with an  option to report selected  financial  assets and liabilities at fair value. The objective of SFAS
No.  159 is to  improve  financial  reporting  by  providing  entities  with the opportunity  to mitigate  volatility  in earnings  caused by  measuring  related
assets  and  liabilities   differently  without  having  to  apply  the  complex
provisions of hedge  accounting.  Certain  specified  items are eligible for the irrevocable fair value  measurement  option as established by SFAS No. 159. SFAS
No. 159 is  effective  as of the  beginning  of an  entity's  first  fiscal year beginning  after  November 15, 2007. The Company does not expect the adoption of
SFAS No. 159 to have a material  impact on its  financial  position,  results of operations or cash flows.

In December  2007,  the FASB issued SFAS No. 160,  "Noncontrolling  Interests in
Consolidated  Financial  Statements-an  amendment of ARB No. 51", which provides accounting  and  reporting  standards  for  the  noncontrolling  interest  in  a subsidiary  and for the retained  interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years  beginning on or after  December 15, 2008. The adoption of SFAS No.
160 is not  expected  to  have a  material  impact  on the  Company's  financial position, results of operations or cash flows.

In December 2007, the FASB also issued SFAS No. 141(R),  "Business  Combinations
(Revised)",  which, among other provisions,  requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens  the scope to all  transactions  and other  events in which one  entity obtains  control over one or more  businesses.  The  statement is effective  for business combinations or transactions entered into for fiscal years beginning on or after  December  15, 2008.  The  adoption of SFAS No.  141(R) will affect the
Company's  accounting for future business  combinations after the effective date and  therefore  has no impact on its  current  financial  position,  results  of operations or cash flows.

The Company will monitor these  emerging  issues to assess any potential  future impact on its consolidated financial statements.

(2) ADOPTION OF FIN 48
    ------------------

The Company adopted the provisions of FASB  Interpretation  No. 48,  "Accounting for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109"
("FIN 48"),  as of May 1, 2007.  Previously,  the Company had  accounted for tax
contingencies   in  accordance  with  FASB  Statement  No.  5,  "Accounting  for
Contingencies".  As  required by FIN 48, the Company  recognizes  the  financial statement benefit of a tax position only after determining that the relevant tax authority  would more likely than not sustain the  position  following an audit.
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

At the adoption date, the Company  applied FIN 48 to all tax positions for which the statute of  limitations  remained open. The adoption of FIN 48 had no impact on the Company's financial  statements.  The Company's deferred income taxes and other  long-term  liabilities  include an  unrecognized  tax benefit  that would impact the  effective  tax rate was  $1,354,000  at May 1, 2007,  which had been previously  recorded  under FASB  Statement No. 5 or FASB Statement No. 109. The
Company's  unrecognized  tax benefit at April 30, 2008 was  $2,076,000  that, if recognized, would have an impact on the effective tax rate.

The Company is subject to U.S.  Federal income taxes, and also to various state, local and foreign income taxes.  Tax regulations  within each  jurisdiction  are subject  to the  interpretation  of the  related  tax laws and  regulations  and require  significant  judgment  to apply.  The  Company is not  currently  under examination by any tax  authorities  with respect to its income tax returns.  In nearly all jurisdictions,  the tax years through the fiscal year ended April 30,
2004 are no longer subject to examination.

The total  amount of  unrecognized  tax  positions  ("UTP")  could  increase  or decrease  within the next twelve  months for a number of reasons,  including the expiration of statutes of limitations,  audit settlements,  tax examinations and the recognition and measurement  considerations  under FIN 48. At this time, the
Company estimates that it is reasonably possible that the liability for UTP will decrease by up to approximately $600,000 in the next twelve months due to either the  expiration of statutes of limitations or the  recognition  and  measurement considerations under FIN 48 related to the value of land contributions.

The Company has elected to retain its existing accounting policy with respect to the  treatment  of  interest  and  penalties  attributable  to  income  taxes in accordance  with  FIN 48,  and  continues  to  reflect  interest  and  penalties attributable  to income taxes,  to the extent they arise,  as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The total amount of interest payable recognized in the accompanying consolidated  balance  sheets was $717,000 at April 30, 2008 and $395,000 at May
1, 2007 (date of adoption). No amount has been accrued for penalties.

(3) RECEIVABLES:
    ------------
Receivables consist of:                                                               April 30,
                                                                         -------------------------------------
                                                                              2008                 2007
                                                                         ----------------    -----------------
                                                                                     (Thousands)
Real estate operations:
  Mortgage and other receivables                                          $     13,236        $     25,165
  Allowance for doubtful accounts                                                 (112)                (48)
                                                                         ----------------    -----------------
                                                                          $     13,124        $     25,117
                                                                         ================    =================
Media services operations (maturing within one year):
  Fulfillment services                                                    $     28,348        $     29,606
  Newsstand Distribution Services, net of estimated returns                     18,008              19,550
                                                                         ----------------    -----------------
                                                                                46,356              49,156
  Allowance for doubtful accounts                                                 (655)             (1,331)
                                                                         ----------------    -----------------
                                                                          $     45,701        $     47,825
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
Approximately  42% and 43% of media  services net accounts  receivable  were due from  three  wholesalers  at  April  30,  2008  and  2007.  As a  result  of the concentration of accounts receivable in three wholesalers,  the Company could be adversely  affected by adverse  changes in their  financial  condition  or other factors negatively  affecting these companies.  As industry practices allow, the
Company's  policy is to  manage  its  exposure  to credit  risk  through  credit approvals  and limits and, on occasion  (particularly  in  connection  with real estate land  sales),  the taking of  collateral.  The Company  also  provides an allowance  for  doubtful  accounts  for  potential  losses  based  upon  factors surrounding the credit risk of specific  customers,  historical trends and other financial and non-financial information.

Real estate  mortgage  receivables  bear  interest at rates ranging from 8.0% to
12.0% and result primarily from land sales. Real estate mortgage  receivables of
$2,774,000  collateralize the AMREP Southwest term loan (see Note 9). Maturities of principal on real estate receivables at April 30, 2008 were as follows:  2009
- $12,106,000; 2010 - $1,130,000; 2011 and thereafter - none.

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
Newsstand  Distribution  Services  accounts  receivable  are  net  of  estimated magazine  returns of $55,930,000  in 2008 and  $52,275,000 in 2007. In addition, pursuant  to an  arrangement  with  one  publisher  customer  of  the  Newsstand
Distribution Services business,  the publisher bears the ultimate credit risk of
non-collection   of  amounts  due  from  the  customers  to  which  the  Company
distributed  the  publisher's   magazines  under  this   arrangement.   Accounts
receivable subject to this arrangement were netted  ($22,703,000 and $21,106,000 were netted at April 30, 2008 and 2007) against the related accounts payable due the publisher on the  accompanying  balance  sheets.  Media services  operations receivables collateralize line-of-credit arrangements utilized for the Newsstand
Distribution and Fulfillment Services operations (see Note 9).

Media Services  operations  provide  services to publishing  companies  owned or controlled  by a  major  shareholder  and  member  of the  Board  of  Directors.
Commissions  and  other  revenues  earned  on  these  transactions   represented
approximately  1%  of  consolidated   revenues  in  2008  and  2007  and  2%  of
consolidated revenues in 2006.

(4) REAL ESTATE INVENTORY:
    ----------------------

Real  estate  inventory  consists  of land  and  improvements  held  for sale or development.  Accumulated  capitalized  interest  costs  included in real estate inventory at April 30, 2008 and 2007 were  $3,224,000 and  $2,293,000.  Interest costs  capitalized  during  2008,  2007 and 2006 were  $1,300,000,  $469,000 and
$21,000.  Accumulated capitalized real estate taxes included in the inventory of land and improvements at April 30, 2008 and 2007 were $1,820,000 and $1,887,000.
Real estate taxes capitalized  during 2008, 2007 and 2006 were $41,000,  $18,000 and $16,000. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $108,000,  $357,000 and $662,000 in 2008, 2007 and 2006.

Substantially all of the Company's real estate assets are located in or adjacent to Rio Rancho,  New Mexico.  As a result of this geographic  concentration,  the
Company could be affected by changes in economic conditions in that region.

(5) INVESTMENT ASSETS:
    ------------------
Investment assets consist of:
                                                                                April 30,
                                                                     ---------------------------------
                                                                         2008               2007
                                                                     --------------    ---------------
                                                                               (Thousands)

Land held for long-term investment                                    $   9,771         $     9,039
                                                                     --------------    ---------------
Commercial rental properties:
 Land, buildings and improvements                                           754               3,535
 Furniture and fixtures                                                      40                  42
                                                                     --------------    ---------------
                                                                            794               3,577
 Less accumulated depreciation                                             (265)               (451)
                                                                     --------------    ---------------
                                                                            529               3,126
                                                                     --------------    ---------------
                                                                      $  10,300         $    12,165
                                                                     ==============    ===============

Land held for long-term investment represents property located in areas that are not planned to be  developed  in the near term and thus has not been offered for sale.  During 2008,  the Company sold a commercial  rental  property in its real estate business with a net book value of $2,876,000.

Depreciation  of investment  assets charged to operations  amounted to $117,000,
$179,000 and $209,000 in 2008, 2007 and 2006.

(6) PROPERTY, PLANT AND EQUIPMENT:
    ------------------------------
Property, plant and equipment consist of:
                                                                                 April 30,
                                                                     ---------------------------------
                                                                          2008               2007
                                                                     --------------    ---------------
                                                                               (Thousands)
Land, buildings and improvements                                       $   17,875        $  17,217
Furniture and equipment                                                    45,241           41,778
Other                                                                          59               75
                                                                     --------------    ---------------
                                                                           63,175           59,070
Less accumulated depreciation                                             (34,261)         (28,552)
                                                                     --------------    ---------------
                                                                       $   28,914        $  30,518
                                                                     ==============    ===============

Depreciation of property,  plant and equipment charged to operations amounted to
$6,578,000, $4,983,000 and $4,222,000 in 2008, 2007 and 2006.

(7) INTANGIBLE AND OTHER ASSETS:
    ----------------------------

Intangible and other assets consist of:

                                                       April 30, 2008                           April 30, 2007
                                             ------------------------------------     -----------------------------------
                                                                               (Thousands)
                                                                   Accumulated                             Accumulated
                                                 Cost             Amortization            Cost            Amortization
                                             --------------      ----------------     -------------      ----------------

Software development costs                    $    10,017         $      3,780         $    9,461          $    1,758
Deferred order entry costs                          5,681                    -              5,837                   -
Prepaid expenses                                    3,047                    -              3,302                   -
Customer contracts and relationships               15,000                1,613             15,000                 364
Other                                               2,430                  869              5,118               2,582
                                             --------------      ----------------     -------------      ----------------
                                              $    36,175         $      6,262         $   38,718          $    4,704
                                             ==============      ================     =============      ================

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

Amortization  related  to  deferred  charges  was  $3,829,000,   $2,157,000  and
$1,137,000 in 2008,  2007 and 2006.  Amortization of intangible and other assets for  each  of  the  next  five  years  is  estimated  to be as  follows:  2009 -
$3,658,000;  2010 - $3,591,000; 2011 - $3,150,000; 2012 - $2,568,000; and 2013 -
$1,552,000.

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    --------------------------------------
Accounts payable and accrued expenses consist of:
                                                                                 April 30,
                                                                     ---------------------------------
                                                                          2008               2007
                                                                     ----------------    -------------
                                                                                (Thousands)

Publisher payables, net                                                $   77,003         $   63,759
Accrued expenses                                                            5,000              6,803
Trade payables                                                              5,753              3,701
Other                                                                      10,776              9,294
                                                                     --------------     --------------
                                                                       $   98,532         $   83,557
                                                                     ==============     ==============

Pursuant  to an  arrangement  with  one  publisher  customer  of  the  Newsstand
Distribution   Services  business,   the  Company  has  netted  $22,703,000  and
$21,106,000 of accounts receivable against the related accounts payable at April
30, 2008 and 2007 (See Note 3).

(9) NOTES PAYABLE:
    --------------
Notes payable consist of:
                                                                                 April 30,
                                                                     --------------------------------
                                                                          2008               2007
                                                                     ------------      --------------
                                                                                (Thousands)
   Line-of-credit arrangements:
     Real estate operations                                           $  18,000           $   6,000
     Media services operations                                            4,582              14,604
   Real estate operations term loan                                       2,774              10,559
   Other notes payable                                                      624               1,136
                                                                     ------------      --------------
                                                                      $  25,980           $  32,299
                                                                     ============      ==============

Maturities of principal on notes  outstanding at April 30, 2008 were as follows:
2009 - $4,815,000;  2010 - $19,683,000;  2011 - $865,000;  2012 - $617,000;  and
2013 and thereafter - none.

    Lines-of-credit and other arrangements
    --------------------------------------

Real Estate - In January 2007,  AMREP  Southwest  entered into a loan  agreement that replaced a prior loan  agreement  entered into in September  2006.  The new loan  agreement  added  a  $14,180,000  term  loan  facility  to  the  unsecured
$25,000,000  revolving credit facility  provided in the September 2006 agreement and was originally scheduled to mature in September 2008. During September 2007, the maturity  date of the  revolving  credit  facility was extended to September
2009, with all other terms remaining unchanged.

The revolving credit facility is used to support real estate  development in New
Mexico.  Borrowings  bear annual  interest at the  borrower's  option at (i) the prime rate (5.0% at April 30,  2008) less 1.00%,  or (ii) the 30-day  LIBOR rate
(2.80% at April 30, 2008) plus 1.65% for borrowings of less than $10,000,000, or plus  1.50% for  borrowings  of  $10,000,000  or more.  At April 30,  2008,  the outstanding  balance of the revolving  credit  facility was  $18,000,000  with a weighted  average  interest rate of 4.38%.  The term loan facility  bears annual interest on borrowings at the 30-day LIBOR rate plus 1.75%, matures December 15,
2008 and is  secured by certain of the  borrower's  notes  receivable  from real estate  sales.  The  term  loan  requires  prepayment  in  an  amount  equal  to collections  on the notes  receivable  held as collateral  and the amount of any that have  experienced  payment  defaults.  At April 30, 2008,  the  outstanding balance of the term loan was $2,774,000. The loan agreement contains a number of restrictive  covenants,  including  one that requires the borrower to maintain a minimum  tangible net worth,  and AMREP  Southwest was in compliance  with these covenants at April 30, 2008.

Media Services - In connection  with the  completion of the  acquisition of Palm
Coast in  January  2007 (see  Note 10),  Kable and  certain  of its  direct  and indirect  subsidiaries  entered  into a Second  Amended  and  Restated  Loan and
Security  Agreement with a bank (the "Credit  Agreement").  During January 2008,
Kable  entered  into a  First  Modification  to  the  Credit  Agreement  ("First
Modification").  The First Modification  modified the Credit Agreement by, among other  things,  (a)  increasing  the amount  that may be  borrowed  for  capital expenditures,  (b) allowing the  borrowers the right to re-borrow the amounts of capital expenditure loans that have been repaid, (c) modifying the interest rate options the borrowers may select and (d) adding Kable Products Services, Inc., a recently organized member of the Kable Media Services group, as a borrower.

The  credit  facilities  available  to Kable  with the  execution  of the  First
Modification  consist  of:  (i) a  revolving  credit  loan and  letter of credit facility in an aggregate  principal amount of up to $35,000,000  ("Facility A");
(ii) a secured term loan of  approximately  $3,000,000 that combined a number of
separate  borrowings  for  capital   expenditures  under  the  Credit  Agreement
("Facility B"); (iii) a capital expenditure line of credit in an amount of up to
$4,500,000 to finance new equipment  ("Facility C"); and (iv) a second revolving credit loan facility of $10,000,000  ("Facility D") that may be used exclusively for the  payment of  accounts  payable  under a  distribution  agreement  with a customer of Kable's Distribution Services business.  The borrowers'  obligations under the First  Modification  continue  to be secured by  substantially  all of their assets other than (i) real  property and (ii) any  borrower's  interest in the capital securities of any other borrower or any subsidiary of any borrower.

The  Facility A, C and D loans  mature in May 2010 and bear  annual  interest at fluctuating  rates that,  at the  borrowers'  option,  may be either (i) reserve adjusted  LIBOR  rates  (2.66%  at April  30,  2008)  plus a margin  established quarterly from 1.5% to 2.5%  dependent on the  borrowers'  funded debt to EBITDA ratio,  as defined  in the Credit  Agreement,  or (ii) the  Lender's  prime rate
(5.00%  at April  30,  2008).  As of April 30,  2008,  there was no  outstanding balance under  Facilities A or D and the outstanding  balance for Facility C was
$2,895,000.  The Facility B loan matures December 2009 and bears annual interest at a rate of 6.4% and had an  outstanding  balance  of  $1,687,000  at April 30,
2008.

The Credit Agreement requires the borrowers to maintain certain financial ratios and contains customary covenants and restrictions, the most significant of which limit the ability of the  borrowers  to declare or pay  dividends  or make other distributions to the Company unless certain  conditions are satisfied,  and that limit the annual  amount of  indebtedness  the  borrowers  may incur for capital expenditures  and other  purposes.  The borrowers were in compliance  with these covenants at April 30, 2008.

Other notes payable consist of equipment financing loans with a weighted average interest rate of 5.71% at April 30, 2008.

(10) ACQUISITION:
     ------------

During  January  2007,  the  Company,  through  its Kable Media  Services,  Inc.
subsidiary, completed the acquisition of 100% of the stock of Palm Coast, which, through its subsidiary,  Palm Coast Data LLC, is a major provider of fulfillment services for magazine  publishers and others.  The acquisition has  complemented and added service capability to the Company's fulfillment services business. The merger  consideration was financed with existing cash and borrowings and totaled approximately $95,400,000. The transaction has been accounted for as a purchase, and  the  results  of  operations  of  Palm  Coast  have  been  included  in the consolidated financial statements since the date of acquisition.

The  allocation  of the  purchase  price  of  Palm  Coast  to net  tangible  and identifiable  intangible  assets was based on their  estimated fair values as of
January 16, 2007,  determined using valuations and other studies.  The excess of the purchase price plus estimated fees and expenses  related to the  acquisition over the net  tangible  and  identifiable  intangible  assets was  allocated  to goodwill. The purchase price allocation reflects a post-closing price adjustment of $195,000  during 2008 in accordance  with FASB  Statement No. 141,  "Business
Combinations" and was as follows (in thousands):

         Receivables                                             $  10,082
         Property, plant and equipment                              22,886
         Deferred taxes, net                                         2,075
         Deferred order entry costs                                  1,636
         Customer contracts and relationships                       15,000
         Goodwill                                                   48,948
         Accounts payable and accrued expenses                      (7,631)
         Other assets                                                2,445
                                                                 -----------
                                                                 $  95,441
                                                                 ===========

The useful lives of the  intangible  assets  acquired  are as follows:  deferred order entry costs - one year;  customer  contracts and relationships - 12 years;
and goodwill - indefinite.  The goodwill recognition of $48,948,000 is primarily related to the anticipated future earnings and cash flows of Palm Coast.

(11) BENEFIT PLANS:
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

Net periodic pension cost (benefit) for 2008, 2007 and 2006 was comprised of the following components:

                                                                          Year Ended April 30,
                                                          -----------------------------------------------------
                                                               2008               2007               2006
                                                          ---------------    ----------------   ---------------
                                                                               (Thousands)
  Interest cost on projected
    benefit obligation                                    $       1,736      $       1,789      $       1,780
  Expected return on assets                                      (2,310)            (2,224)            (1,994)
  Plan expenses                                                     146                180                212
  Recognized net actuarial loss                                     164                325                629
                                                          ---------------    ----------------   ---------------
  Total cost (benefit) recognized in pretax income                 (264)                70                627
  Cost (benefit) recognized in pretax other
    comprehensive income                                          1,065             (2,017)            (3,173)
                                                          ---------------    ----------------   ---------------
                                                          $         801     $      (1,947)      $      (2,546)
                                                          ===============    ================   ===============

The estimated  net loss,  transition  obligation  and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic  benefit  cost  over the next  fiscal  year  are  $291,000,  $0 and $0, respectively.

Assumptions  used in  determining  net  periodic  pension  cost and the  benefit obligations were:

                                                                      Year Ended April 30,
                                                      -----------------------------------------------------
                                                          2008                2007               2006
                                                      --------------     ---------------    ---------------

       Discount rate used to determine net
          periodic pension cost                            5.75%              5.75%              5.75%
       Discount rate used to determine pension
          benefit obligation                               6.42%              5.75%              5.75%
       Expected long-term rate of return
          on assets                                         8.0%               8.0%               8.0%

The following  table sets forth changes in the plan's  benefit  obligations  and assets,  and  summarizes  components  of  amounts  recognized  in the  Company's consolidated balance sheets:

                                                                                      April 30,
                                                                 ---------------------------------------------------
                                                                      2008               2007              2006
                                                                 -------------      -------------     --------------
                                                                                     (Thousands)
  Change in benefit obligation:
    Benefit obligation at beginning of year                       $   31,283         $   32,159        $  31,808
    Interest cost                                                      1,736              1,789            1,780
    Actuarial (gain) loss                                             (1,616)              (757)             418
    Benefits paid                                                     (2,133)            (1,908)          (1,847)
                                                                 -------------      -------------     --------------
    Benefit obligation at end of year                             $   29,270         $   31,283        $  32,159
                                                                 -------------      -------------     --------------

  Change in plan assets:
    Fair value of plan assets at beginning of year                $   30,040         $   28,925        $  26,028
    Contributions                                                          -                 44                -
    Actual return on plan assets                                        (507)             3,125            4,924
    Benefits paid                                                     (2,133)            (1,908)          (1,847)
    Plan expenses                                                       (175)              (146)            (180)
                                                                 -------------      -------------     --------------
    Fair value of plan assets at end of year                      $   27,225         $   30,040        $  28,925
                                                                 -------------      -------------     --------------

  Funded status:
    Benefit obligation in excess of plan assets                   $   (2,045)        $   (1,243)       $  (3,234)
    Unrecognized net actuarial loss                                    5,836              4,771            6,788
                                                                 -------------      -------------     --------------
    Net asset (liability) recognized in the balance sheets        $   (3,791)        $   (3,528)       $   3,554
                                                                 =============      =============     ==============

  Amounts recognized on the balance sheets:
    Accrued pension costs                                         $   (2,045)        $   (1,243)       $  (3,234)
    Pre-tax accumulated comprehensive loss                             5,836              4,771            6,788
                                                                 -------------      -------------     --------------
                                                                  $   (3,791)        $   (3,528)       $   3,554
                                                                 =============      =============     ==============

Due to the adoption of SFAS No. 158 as of April 30, 2007,  the funded  status of the plan is equal to the net liability  recognized in the  consolidated  balance sheet.  As a result of  applying  SFAS No. 158,  there was  minimal  incremental affect on  individual  line  items in the  accompanying  balance  sheet,  and no adjustments of retained earnings and accumulated comprehensive income (loss) was required.

The average asset  allocation for the  retirement  plan by asset category was as follows:

                                                                                      April 30,
                                                                            -------------------------------
                                                                                2008              2007
                                                                            --------------    -------------
          Equity securities                                                        74%              79%
          Fixed income securities                                                  23               19
          Other (principally cash and cash equivalents)                             3                2
                                                                            --------------    -------------
          Total                                                                   100%              100%
                                                                            ==============    =============

The  Company  recorded  other  comprehensive  income  (loss),  net  of  tax,  of
$(660,000) in 2008, $1,210,000 in 2007 and $1,904,000 in 2006 to account for the net effect of changes to the unfunded pension liability.

The  investment mix between  equity  securities  and fixed income  securities is based  upon  achieving  a  desired  return by  balancing  more  volatile  equity securities and less volatile fixed income  securities.  Plan assets are invested in portfolios of diversified  public-market  equity and fixed income securities.
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

The Company funds the retirement plan according to IRS funding limitations.  The
Company made contributions to the plan for 2008, 2007 and 2006 as follows: none,
$44,000 and none.  No  mandatory  contributions  are  expected to be made by the
Company to the retirement plan in fiscal 2009.

The amount of future  annual  benefit  payments is  expected to be between  $2.2 million and $2.4 million in 2008 through 2012, and an aggregate of approximately
$11.5 million is expected to be paid in the five-year period 2013 through 2017.

    Savings and salary deferral plans
    ----------------------------------

The Company has a Savings and Salary  Deferral Plan,  commonly  referred to as a
401(k) plan, in which all full-time  employees (other than Palm Coast employees)
with more than one year of service are eligible to participate and contribute to
through  salary  deductions.   The  Company  may  make  discretionary   matching
contributions,  subject to the approval of its Board of  Directors.  For each of the three years ended April 30,  2008,  the Company  matched  66.67% of eligible employee contributions not in excess of 6% of such employee compensation.

The Company also has a 401(k) plan in which all Palm Coast  employees  with more than six months of service are eligible to participate and contribute to through salary deductions.  Employees may defer 1% to 20% of pretax wages to the allowed federal  maximum each calendar  year. The Company  currently  matches 50% of the employee contributions not in excess of 6% of eligible compensation.

The Company's  contributions to the plans amounted to approximately  $1,263,000,
$981,000 and $832,000 in 2008, 2007 and 2006.

    Directors' stock plan
    ---------------------
During  2003,  the  Company  adopted  the AMREP  Corporation  2002  Non-Employee
Directors' Stock Plan and reserved 65,000 shares of common stock for issuance to non-employee  directors.  Under the plan, each  non-employee  director  received
1,250 shares of stock on each March 15 and  September 15 as partial  payment for services rendered.  The expense recorded based upon the fair market value of the stock at time of issuance  under this plan was $339,000 and $441,000 in 2007 and
2006 (7,500  shares  issued in 2007 and 15,000  shares  issued in each of 2006).
This plan was  terminated  in  December  2006 and,  as a result,  no shares were issued or expense recorded in fiscal 2008.

    Equity compensation plan
    ------------------------
The Company adopted the 2006 Equity  Compensation Plan (the "Plan") in September
2006 that  provides for the issuance of up to 400,000  shares of common stock of the Company pursuant to options,  grants or other awards made under the Plan. As of April 30, 2008, the Company  issued no options,  grants or other awards under the Plan.

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

A summary of activity in the Company's stock option plan is as follows:

                                                                 Year Ended April 30,
                                    -----------------------------------------------------------------------
                                            2008                    2007                      2006
                                    --------------------   -----------------------   ----------------------
                                               Weighted                  Weighted                Weighted
                                     Number     Average     Number        Average      Number     Average
                                       of      Exercise       of         Exercise        of      Exercise
                                     Shares      Price      Shares         Price       Shares      Price
                                     ------      -----      ------         -----       ------      -----
Options outstanding at
  beginning of year                   4,500     $ 20.28      7,000       $ 18.56        7,000    $ 14.92

Granted                                 -             -        -               -        3,000      24.88
Exercised                               -             -     (2,500)        15.47       (2,500)     16.13
Expired or canceled                     -             -        -               -         (500)     17.56
                              -----------------        -----------------          ---------------
Options outstanding at
  end of year                         4,500     $ 20.28      4,500       $ 20.28        7,000    $ 18.56
                              =================        =================          ===============

Available for grant at
  end of year                           -                      -                          -
                              =================        =================          ===============

Options exercisable at
  end of year                         4,500                  4,500                     4,000
                              =================        =================          ===============

Range of exercise prices
  for options exercisable
  at end of year              $15.19 to $24.88         $15.19 to $24.88           $3.95 to $24.88
                              =================        =================          ===============

Options  outstanding at April 30, 2008 were  exercisable over a four-year period
beginning  one  year  from  date  of  grant.  The  weighted  average   remaining
contractual  lives of options  outstanding at April 30, 2008, 2007 and 2006 were
1.6,  3.2 and 3.9 years.  The  weighted  average  fair value per option share of options  granted  in 2006 was  $8.07.  The fair  value of each  option  grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following  weighted-average  assumptions  used for grants in 2006:  dividend yield 2.2%;  expected  volatility of 42%;  risk-free  interest rate of 5.0%; and
expected life of 4 years.

The intrinsic value (the difference  between the price of the underlying  shares and the exercise  price) of options  exercisable at April 30, 2008 was $143,400.
The total intrinsic value of options  exercised during the years ended April 30,
2007 and 2006 was $122,000 and $25,000. There were no options exercised in 2008.

Stock  options  granted  were issued  with an exercise  price at the fair market value of the Company's stock at the date of grant. Accordingly,  no compensation expense  was  recognized  with  respect  to the stock  option  plan in 2006.  In addition, under SFAS No. 123(R) the compensation expense was not material to the results of operations for 2008.

(12) INCOME TAXES:
     -------------

The provision for income taxes consists of the following:

                                                                         Year Ended April 30,
                                                        -------------------------------------------------------
                                                             2008                2007                2006
                                                        ----------------    ---------------     ---------------
                                                                            (Thousands)
Current:
    Federal                                             $      5,511          $   18,228          $    9,735
    State and local                                             (812)              1,540                 823
                                                        ----------------    ---------------     ---------------
                                                        $      4,699              19,768              10,558
                                                        ----------------    ---------------     ---------------

Deferred:
    Federal                                             $      2,777               2,940               1,587
    State and local                                              309                 328                 176
                                                        ----------------    ---------------     ---------------
                                                               3,086               3,268               1,763
                                                        ----------------    ---------------     ---------------
Total provision for income taxes                        $      7,785          $   23,036          $   12,321
                                                        ================    ===============     ===============

The provision for income taxes has been allocated as follows:

                                                                         Year Ended April 30,
                                                        -------------------------------------------------------
                                                             2008                2007                2006
                                                        ----------------    ---------------     ---------------
                                                                            (Thousands)

Continuing operations                                   $      7,819          $    23,971         $  10,233
Discontinued operations                                          (34)                (935)            2,088
                                                        ----------------    ---------------     ---------------
Total provision for income taxes                        $      7,785          $    23,036         $  12,321
                                                        ================    ===============     ===============

The components of the net deferred income tax liability are as follows:

                                                                                    April 30,
                                                                       -------------------------------------
                                                                            2008                 2007
                                                                       ---------------      ----------------
                                                                                   (Thousands)
Deferred income tax assets:
    State tax loss carryforwards                                       $      3,679         $      3,359
    Accrued pension costs                                                       785                  450
    Federal NOL carryforward                                                  1,752                2,895
    Vacation accrual                                                          1,236                1,236
    Other                                                                      (285)               1,097
                                                                       ---------------      ----------------
    Total deferred income tax assets                                   $      7,167                9,037
                                                                       ---------------      ----------------

Deferred income tax liabilities:
    Real estate basis differences                                      $     (1,527)              (2,181)
    Reserve for periodical returns                                           (2,210)              (1,888)
    Depreciable assets                                                       (2,532)              (4,680)
    Deferred gains on investment assets                                      (7,019)              (5,150)
    Capitalized costs for financial reporting
     purposes, expensed for tax                                              (3,572)              (3,624)
                                                                       ---------------      ----------------
    Total deferred income tax liabilities                                   (16,860)             (17,523)
                                                                       ---------------      ----------------

Valuation allowance for realization of state tax
    loss carry forwards                                                      (2,665)              (2,663)
                                                                       ---------------      ----------------
 Net deferred income tax liability                                     $    (12,358)         $   (11,149)
                                                                       ===============      ================

The following  table  reconciles  taxes computed at the U.S.  federal  statutory income  tax  rate  from  continuing  operations  to  the  Company's  actual  tax provision:

                                                                               Year Ended April 30,
                                                              --------------------------------------------------------
                                                                    2008                2007                2006
                                                              -----------------    ---------------     ---------------
                                                                                   (Thousands)
Computed tax provision at
  statutory rate                                              $         7,554      $       24,734      $     11,455
Increase (reduction) in tax resulting from:
  State income taxes, net of federal
   income tax effect                                                     (325)              1,296               552
   Real estate charitable land contribution                              (481)             (1,419)           (1,543)
   Other                                                                1,071                (640)             (231)
                                                              -----------------    ---------------    ----------------
Actual tax provision                                          $         7,819      $       23,971      $     10,233
                                                              =================    ===============    ================

Other in  2008  principally  includes  additions  related  to  unrecognized  tax benefits and related interest from tax positions of prior years.

The Company has a federal  net  operating  loss  carryforward  of  approximately
$5,000,000  resulting  from the purchase price  allocation of Palm Coast,  which will begin to expire in the fiscal  year ending  April 30,  2024.  In  addition,
$23,483,000 of goodwill associated with the Palm Coast acquisition (see Note 10)
is amortizable for tax purposes.

A valuation  allowance is provided  when it is  considered  more likely than not that certain deferred tax assets will not be realized.  The valuation  allowance relates entirely to net operating loss carryforwards in states where the Company has no current  operations.  These net operating loss  carryforwards will expire beginning in the fiscal year ending April 30, 2010 through  April 30, 2029.  The deferred  tax  asset of  $3,679,000  related  to the state  net  operating  loss carryforwards  expires  as  follows:  2010 -  $42,000;  2011 -  $17,000;  2012 -
$32,000; 2013 - $304,000; 2014 - $208,000; and thereafter - $3,076,000.

The Company adopted the provisions of FIN 48 effective May 1, 2007 (see Note 2).
The  implementation of FIN 48 did not have an impact on the Company's  financial statements.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

         Gross unrecognized tax benefits at May 1, 2007                       $    4,289
             Gross increases:
                Additions based on tax positions related to current year              54
                Additions based on tax positions of prior years                      880
                                                                              -----------
         Gross unrecognized tax benefits at April 30, 2008                    $    5,223
                                                                              ===========

(13) SHAREHOLDERS' EQUITY:
     ---------------------
The Company  recorded other  comprehensive  income (loss) of ($660,000) in 2008,
$1,210,000  in 2007 and  $1,904,000  in 2006 to  account  for the net  effect of changes to the unfunded pension liability (see Note 11).

The Company from time to time reacquired its shares to be held as treasury stock as part of a stock  repurchase  program.  During  2008,  the Board of  Directors authorized the repurchase of up to 1,000,000  shares.  As a result,  the Company reacquired 658,400 shares, all in open market transactions, for a total purchase price,  including  commissions,  of  $21,363,000.  There were no treasury  stock repurchases in 2007 or 2006.

(14) DISCONTINUED OPERATIONS:
     ------------------------
Income from discontinued operations in 2006 of $3,556,000,  net of tax, reflects the gain from the  disposition of the primary assets of the Company's El Dorado,
New Mexico  water  utility  subsidiary,  which were taken  through  condemnation proceedings  during  2006.  In June  2007,  the  Company  settled  all  existing litigation  involving  this  subsidiary  and  accrued  the  estimated  costs  of settlement of  $1,591,000,  net of tax, in the fourth  quarter of 2007. In 2008, additional costs of $57,000, net of tax, were incurred.

(15) RESTRUCTURING AND FIRE RECOVERY COSTS:
     --------------------------------------

The Company has  announced a project to integrate  certain  aspects of the Kable and Palm Coast  fulfillment  services  operations in order to improve  operating efficiencies  and customer  service and also to reduce  costs.  This project has resulted  in one  significant  workforce  reduction  that  occurred in the first quarter  of 2008  together  with an  announced  plan in the  second  quarter  to redistribute  the  fulfillment  services  work  performed  at the  Marion,  Ohio facility. The Company incurred costs directly related to the integration project of  $1,159,000  for the year  ended  April  30,  2008,  principally  related  to severance and other consulting costs related to the integration.

On December 5, 2007 a warehouse of  approximately  38,000  square feet leased by the Company in Oregon, Illinois was totally destroyed by an accidental fire. The warehouse was used  principally  to store back issues of magazines  published by certain  customers for whom the Company fills  back-issue  orders as part of its services.

The Company has submitted  preliminary  claims to its insurance provider for its property and for a business  interruption  claim  principally  consisting of its lost  revenues  offset by reduced  expenses  through  April 30, 2008.  While the
Company  has  been  advanced  $500,000  for  replacement  of lost  property,  no insurance  proceeds have been received on the business  interruption claim as of
April 30, 2008. In addition,  the Company was required to provide  insurance for certain of those  customers  whose property was destroyed in the warehouse fire.
The Company does not believe the net effect of the outcome of claims  related to materials of certain  publishers for whom it was required to provide  insurance, together with any proceeds received from its property and business  interruption claims,  will have any material  effect on its  financial  position,  results of operations  and cash flows.  Due to the fire,  gross assets were written down by
$470,000,  along with  associated  accumulated  depreciation  on those assets of about $440,000, resulting in a charge to operations of approximately $30,000. In addition,  the Company has  recorded  other  charges to  operations  of $324,000 related to fire  recovery  costs for the year ended April 30, 2008,  principally related to legal and other costs that are not covered by insurance.

(16) COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Land sale contracts
     -------------------

From  time-to-time,  the Company has  obligations to complete  development  work under certain  sales that are  accounted for under the  percentage-of-completion method (see Note 1).  At April 30, 2008, there were no revenues deferred pending completion of development work.

     Non-cancelable leases
     ---------------------

The Company is obligated under  long-term,  non-cancelable  leases for equipment and various real estate properties.  Certain real estate leases provide that the
Company will pay for taxes,  maintenance and insurance costs and include renewal options.  Rental expense for 2008, 2007 and 2006 was  approximately  $9,087,000,
$8,295,000 and $8,596,000.

The total minimum rental  commitments for years  subsequent to April 30, 2008 of
$27,743,000  are due as follows:  2009 - $7,925,000;  2010 - $5,378,000;  2011 -
$3,548,000; 2012 - $3,388,000; 2013 - $3,046,000; and thereafter - $4,458,000.

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

(17) LITIGATION:
     -----------

A subsidiary  of Kable was one of a number of  defendants  in a lawsuit in which the  plaintiff,  a former  wholesaler  no longer in  business,  alleged that the
Company and other national  magazine  distributors  and  wholesalers  engaged in violations of the Robinson-Patman Act (which generally prohibits  discriminatory pricing) that caused it to go out of business. The plaintiff sought damages from the Kable defendant of approximately $15.2 million; any damages awarded would be trebled. In September 2005, the Court granted the motion for summary judgment of the  defendants,  including  Kable,  and  judgment  in favor of the  defendants, including Kable, was entered.  The plaintiff filed an appeal of the judgment and on March 25, 2008 the  appellate  court denied the appeal.  All time periods for the  plaintiff  to seek further  review of the summary  judgment in favor of the defendants have expired and plaintiff's case is over.

In June 2008 a lawsuit was brought  against the  Company's  Kable News  Company,
Inc.  subsidiary by the owner of a warehouse  building  leased by the subsidiary that was totally destroyed in a fire in December 2007. An employment agency that provided the subsidiary  with a temporary  employee who is alleged to have had a role in starting  the fire is also named as a defendant.  Plaintiff  charges the subsidiary with  negligence and willful and wanton  misconduct and seeks damages in excess of $50,000.  The Company's  liability  insurance provides coverage for the negligence  claim up to the policy limit,  which may or may not be more than the full amount of plaintiff's  claimed damages,  which is unknown at this time.
Additionally, the insurance carrier has indicated it intends to deny coverage of the  willful  and wanton  misconduct  claim.  The  Company  believes it has good defenses to the  charges and  assertable  claims  against the other  parties for their  conduct in the matter,  and  intends  vigorously  to defend the  lawsuit.
However,  the proceeding is in its very earliest stage and the Company is not in a position to offer a prediction as to its outcome.

The Company and its  subsidiaries are involved in various other claims and legal actions incident to their  operations  which, in the opinion of management based in part upon  advice of counsel,  will not  materially  affect the  consolidated financial position or results of operations of the Company and its subsidiaries.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS:
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
The  estimated  fair  value  of the  Company's  long-term,  fixed-rate  mortgage
receivables  was  $11,878,000  and  $24,420,000   versus  carrying   amounts  of
$12,660,000  and $24,711,000 at April 30, 2008 and April 30, 2007. The estimated fair value of the Company's  long-term,  fixed-rate notes payable was $2,358,000 and $3,834,000 versus carrying amounts of $2,311,000 and $3,835,000 at April 30,
2008 and April 30, 2007.

(19) INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
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

                                                                            Newsstand
                                          Real Estate      Fulfillment     Distribution
                                          Operations       Services          Services         Corporate        Consolidated
                                        -------------     ------------     ------------      ------------      -------------
Year ended April 30, 2008 (a):
Revenues                                $   33,073        $  125,780       $   12,916         $     292        $   172,061
Income from continuing operations           12,187            (1,413)           1,293             1,695             13,762
Provision (benefit) for income taxes
  from continuing operations                 6,932              (755)             812               830              7,819
Interest expense (income), net (b)               -             5,041           (1,571)           (2,458)             1,012
Depreciation and amortization                  135             9,511              872                 6             10,524
                                        -------------     ------------     ------------      ------------      -------------
EBITDA (c)                              $   19,254        $   12,384       $    1,406         $      73        $    33,117
                                        -------------     ------------     ------------      ------------      -------------

Goodwill                                $        -        $   50,246       $    3,893         $       -        $    54,139
Total assets                            $   94,610        $  135,335       $   51,297         $   3,709        $   284,951
Capital expenditures                    $    1,312        $    4,888       $      174         $       3        $     6,377

----------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2007 (a):
Revenues                                $  102,848        $   86,121       $   14,384         $   1,486        $   204,839
Income from continuing operations           43,190               154            2,009             1,344             46,697
Provision (benefit) for income taxes
  from continuing operations                22,688               138            1,226               (81)            23,971
Interest expense (income), net (b)               -             2,202             (716)             (784)               702
Depreciation and amortization                  201             6,160              953                 5              7,319
                                        -------------     ------------     ------------      ------------      -------------
EBITDA (c)                              $   66,079        $    8,654       $    3,472         $     484        $    78,689
                                        -------------     ------------     ------------      ------------      -------------

Goodwill                                $        -        $   50,441       $    3,893         $       -        $    54,334
Total assets                            $   88,756        $  142,563       $   39,214         $  22,126        $   292,659
Capital expenditures                    $    2,871        $    1,779       $        -         $      17        $     4,667

----------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2006 (a):
Revenues                                $   59,169        $   75,332       $   13,131         $     664        $   148,296
Income from continuing operations           18,856             2,289            1,113               236             22,494
Provision (benefit) for income taxes
  from continuing operations                 8,412             1,388              692              (259)            10,233
Interest expense (income), net (b)               -               452             (108)                -                344
Depreciation and amortization                  235             4,552              749                32              5,568
                                        -------------     ------------     ------------      ------------      -------------
EBITDA (c)                              $   27,503        $    8,681       $    2,446         $       9        $    38,639
                                        -------------     ------------     ------------      ------------      -------------

Goodwill                                $        -        $    1,298       $    3,893         $       -        $     5,191
Total assets                            $   80,456        $   44,359       $   32,631         $  31,595        $   189,041
Capital expenditures                    $      252        $    3,500       $      140         $       4        $     3,896

     (a)  Segment information  reported above does not include net income (loss)
          from  discontinued  operations of ($57,000) in 2008,  ($1,591,000)  in
          2007 and $3,556,000 in 2006.

     (b)  Interest expense, net includes  inter-segment  interest income that is eliminated in consolidation.

     (c)  The Company  uses EBITDA  (which AMREP  Corporation  defines as income from continuing  operations before interest expense, net, income taxes and  depreciation  and  amortization)  in  addition  to  income as key measures  of profit or loss for  segment  performance  and  evaluation purposes.

(20) SELECTED QUARTERLY FINANCIAL DATA (Unaudited):
     ----------------------------------------------

                                                              (In thousands of dollars, except per share amounts)
                                                                                  Quarter Ended
                                                        ---------------------------------------------------------------

Year ended April 30, 2008:                                  July 31,       October 31,      January 31,      April 30,
                                                              2007            2007            2008             2008
                                                        --------------  ---------------  --------------  --------------
Revenues                                                 $    51,359     $     42,090     $    43,435     $    35,177

Gross profit                                                  15,057            9,829          10,529           4,893

Income from continuing operations                              6,320            3,467           3,446             529

Loss from operations of discontinued business,
net of taxes                                                     (57)               -               -               -
                                                        --------------  ---------------  --------------  --------------
Net income                                               $     6,263     $      3,467     $     3,446     $       529
                                                        ==============  ===============  ==============  ==============

Earnings per share - Basic and Diluted: (a)
  Continuing operations                                  $       .95     $        .55     $       .57     $       .09
  Discontinued operations                                       (.01)               -               -               -
                                                        --------------  ---------------  --------------  --------------
Total                                                    $       .94     $        .55     $       .57     $       .09
                                                        ==============  ===============  ==============  ==============

Year ended April 30, 2007:                                  July 31,       October 31,      January 31,      April 30,
                                                              2006            2006             2007             2007
                                                        --------------  ---------------  --------------  --------------
Revenues                                                 $    58,269     $     56,055     $    42,189     $    48,326

Gross Profit                                                  28,313           29,150          14,948          14,636

Income from continuing operations                             15,804           16,062           6,930           7,901
                                                        --------------  ---------------  --------------  --------------

Income(loss) from operations of discontinued
business, net of taxes                                             -                -               -          (1,591)
                                                        --------------  ---------------  --------------  --------------

Net income                                               $    15,804     $     16,062     $     6,930     $     6,310
                                                        ==============  ===============  ==============  ==============

Earnings per share - Basic and Diluted: (a)
  Continuing operations                                  $      2.38     $       2.42     $      1.04     $      1.19
  Discontinued operations                                          -                -               -           (0.24)
                                                        --------------  ---------------  --------------  --------------
Total                                                    $      2.38     $       2.42     $      1.04     $      0.95
                                                        ==============  ===============  ==============  ==============

(a) The sum of the quarters  does not equal the full year earnings per share due to the  change  in  outstanding  shares  throughout  the year in 2008 and due to rounding in 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
        Financial Disclosure
        --------------------
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

                                    PART III
                                    --------

Item 10. Directors, Executive Officers and Corporate Governance
-------- ------------------------------------------------------

The information set forth under the headings "Election of Directors", "The Board of  Directors  and its  Committees"  and  "Section  16(a)  Beneficial  Ownership
Reporting  Compliance"  in the  Company's  Proxy  Statement  for its 2008 Annual
Meeting of Shareholders to be filed with the Securities and Exchange  Commission
(the "2008 Proxy Statement") is incorporated  herein by reference.  In addition, information  concerning the Company's  executive  officers is included in Part I above under the caption "Executive Officers of the Registrant".

Item 11. Executive Compensation
-------- ----------------------
The  information  set  forth  under  the  headings  "Compensation  of  Executive
Officers" and  "Compensation  of Directors" and the  subheadings  "Report of the
Compensation  and  Human  Resources   Committee"  and  "Compensation   Committee
Interlocks  and  Insider   Participation"   in  the  2008  Proxy   Statement  is
incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The information set forth under the headings  "Common Stock Ownership of Certain
Beneficial Owners and Management" and "Equity  Compensation Plan Information" in
the 2008 Proxy Statement is incorporated herein by reference.

Item  13. Certain   Relationships  and  Related   Transactions,   and  Director
--------- ---------------------------------------------------------------------
          Independence
          ------------
The  information  set forth under the headings  "The Board of Directors  and its
Committees"  and  "Certain   Transactions"  and  the  subheading   "Compensation
Committee  Interlocks and Insider  Participation" in the 2008 Proxy Statement is
incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
-------- --------------------------------------
The information set forth under the subheadings  "Audit Fees" and  "Pre-Approval
Policies and Procedures" in the 2008 Proxy  Statement is incorporated  herein by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
-------- ------------------------------------------

(a)      1. Financial Statements. The following consolidated financial statements and
            ---------------------
supplementary financial information are filed as part of this report:

     AMREP Corporation and Subsidiaries:

-    Management's Report on Internal Control Over Financial Reporting

-    Report of Independent Registered Public Accounting Firm on Internal Control
     Over Financial Reporting dated July 14, 2008 - McGladrey & Pullen, LLP

-    Report of Independent Registered Public Accounting Firm dated July 14, 2008
     - McGladrey & Pullen, LLP

-    Consolidated Balance Sheets - April 30, 2008 and 2007

-    Consolidated Statements of Income for the Three Years Ended April 30, 2008

-    Consolidated  Statements of Shareholders'  Equity for the Three Years Ended
     April 30, 2008

-    Consolidated  Statements  of Cash Flows for the Three Years Ended April 30,
     2008

-    Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules.  The following financial statement schedule
             ------------------------------
is filed as part of this report:

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

                                                    AMREP CORPORATION
                                                     (Registrant)

Dated:  July 14, 2008                               By /s/ Peter M. Pizza
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

/s/ Peter M. Pizza                       /s/ Albert V.  Russo
-------------------------                --------------------------
  Peter M. Pizza                          Albert V. Russo
  Vice President and Chief Financial      Director
  Officer Principal Financial             Dated:  July 14, 2008
  Officer and Principal
  Accounting Officer*
  Dated:  July 14, 2008

/s/ Edward B. Cloues  II                 /s/ Samuel N. Seidman
------------------------                 --------------------------
  Edward B. Cloues II                     Samuel N. Seidman
  Director                                Director
  Dated:  July 14, 2008                   Dated:  July 14, 2008

/s/ Lonnie A. Coombs                     /s/ James Wall
------------------------                 --------------------------
  Lonnie A. Coombs                        James Wall
  Director                                Director*
  Dated:  July 14, 2008                   Dated:  July 14, 2008

/s/ Nicholas G. Karabots                 /s/ Jonathan B, Weller
------------------------                 --------------------------
  Nicholas G. Karabots                    Jonathan B, Weller
  Director                                Director
  Dated:  July 14, 2008                   Dated:  July 14, 2008

                                         /s/ Michael P. Duloc
                                         --------------------------
                                          Michael P. Duloc
                                          President, Kable Media Services, Inc.*
                                          Dated:  July 14, 2008

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

                                                                        Additions
                                                             --------------------------------
                                                                Charges         Charged
                                              Balance at      (Credits) to    (Credited) to
                                               Beginning        Costs and          Other                         Balance at End
            Description                        of Period        Expenses         Accounts         Deductions       of Period
            -----------                     ---------------  --------------- ----------------   --------------   --------------

 FOR THE YEAR ENDED
 APRIL 30, 2008:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $        48      $       64      $          -       $         -      $      112
                                           ----------------  --------------- ----------------   --------------   --------------

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - magazine circulation
       operations on the consolidated
       balance sheet)
                                              $    53,606      $     3,521     $          -       $       542      $   56,585
                                            ---------------  --------------- ----------------   --------------   --------------

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

                                  EXHIBIT INDEX
                                  -------------

   NUMBER                                   ITEM
   ------                                   ----

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

    3.2   By-Laws,  as amended-  Incorporated  by  reference to Exhibit 3 (b) to
          Registrant's Quarterly Report on Form 10-Q filed December 14, 2006.

    4.1   Second  Amended and Restated Loan and Security  Agreement  dated as of
          January 16, 2007 among Kable Media Services, Inc., Kable News Company,
          Inc., Kable  Distribution  Services,  Inc.,  Kable News Export,  Ltd.,
          Kable News  International,  Inc., Kable  Fulfillment  Services,  Inc.,
          Kable Fulfillment Services of Ohio, Inc., Palm Coast Data Holdco, Inc.
          and Palm  Coast  Data LLC and  LaSalle  Bank  National  Association  -
          Incorporated  by  reference to Exhibit  10.1 to  Registrant's  Current
          Report on Form 8-K filed January 19, 2007.

    4.2   First  Modification  to Loan  Documents  dated as of January 18, 2008, modifying the Second Amended and Restated Loan and Security  Agreement
          dated as of January  16, 2007 among Kable News  Company,  Inc.,  Kable
          Distribution  Services,  Inc.,  Kable News  Export,  Ltd.,  Kable News
          International,   Inc.,  Kable   Fulfillment   Services,   Inc.,  Kable
          Fulfillment  Services of Ohio, Inc., Palm Coast Data Holdco,  Inc. and
          Palm Coast Data LLC, and LaSalle Bank National Association and related loan  documents  -  Incorporated  by  reference  to  Exhibit  10.1  to
          Registrant's Current Report on Form 8-K filed February 5, 2008.

    4.3   Loan Agreement  dated January 8, 2007 between AMREP Southwest Inc. and
          Compass  Bank  -   Incorporated   by  reference  to  Exhibit  10.1  to
          Registrant's Current Report on Form 8-K filed January 12, 2007.

    4.4   $25,000,000 Promissory Note (Revolving Line of Credit) dated September
          18, 2006 of AMREP Southwest Inc.  payable to the order of Compass Bank
          -  Incorporated  by  reference  to  Exhibit  10.2 to the  Registrant's
          Current Report on Form 8-K filed September 21, 2006.

    4.5   $14,180,455 Promissory Note (Term Note) dated January 8, 2007 of AMREP
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

    10.2  Amended and Restated Distribution Agreement dated as of April 30, 2006 between Kappa Publishing Group, Inc. and Kable Distribution  Services,
          Inc. -  Incorporated  by reference  to Exhibit 10 (d) to  Registrant's
          Annual Report on Form 10-K for the fiscal year ended April 30, 2006.**

    10.3  2006 Equity  Compensation Plan - Incorporated by reference to Appendix
          B to the  Registrant's  Proxy Statement for its 2006 Annual Meeting of
          Shareholders  forming a part of Registrant's  Definitive  Schedule 14A filed August 14, 2006.*

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
          Exchange Act of 1934 - Filed herewith.

    31.2  Certification  required  by Rule  13a - 14 (a)  under  the  Securities
          Exchange Act of 1934 - Filed herewith.

    31.3  Certification  required  by Rule  13a - 14 (a)  under  the  Securities
          Exchange Act of 1934 - Filed herewith.

    32.1  Certification  required  by Rule  13a - 14 (b)  under  the  Securities
          Exchange Act of 1934 - Filed herewith.

-----------------------
* Management  contract or compensatory plan or arrangement in which directors or officers participate.

**  Portions  of this  exhibit  have been  omitted  pursuant  to a  request  for confidential  treatment  under Rule 24b-2 under the  Securities  Exchange Act of
1934.

