Form 10-Q
period 2008-07-31
AMREP CORP.
filed 2008-09-08
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  July 31, 2008
                               -------------------------------------------------

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                       Accelerated filer          X
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No    X
                       ------                             ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at August 31, 2008 - 5,995,712.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
          July 31, 2008 and April 30, 2008                                1

         Consolidated Statements of Income and Retained Earnings
          (Unaudited) Three Months Ended July 31, 2008 and 2007           2

         Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended July 31, 2008 and 2007                       3

         Notes to Consolidated Financial Statements                       4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         14

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                        14

SIGNATURE                                                                15

EXHIBIT INDEX                                                            16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)


                                                                                        July 31,              April 30,
                                                                                          2008                   2008
                                                                                   ------------------    -------------------

ASSETS:
Cash and cash equivalents                                                          $      23,909         $        32,608

Receivables, net:
  Real estate operations                                                                  12,084                  13,124
  Media services operations                                                               49,533                  45,701
                                                                                   ------------------    -------------------
                                                                                          61,617                  58,825


Taxes receivable                                                                             544                       -
Real estate inventory                                                                     72,832                  70,252
Investment assets, net                                                                    10,295                  10,300
Property, plant and equipment, net                                                        27,616                  28,914
Intangible and other assets, net                                                          29,594                  29,913
Goodwill                                                                                  54,139                  54,139
                                                                                   ------------------    -------------------
   TOTAL ASSETS                                                                    $     280,546         $       284,951
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses                                         $      89,989         $        98,532
Notes payable:
 Amounts due within one year                                                               2,879                   4,816
 Amounts subsequently due                                                                 27,682                  21,164
                                                                                   ------------------    -------------------
                                                                                          30,561                  25,980

Taxes payable                                                                                  -                     980
Deferred income taxes and other long-term liabilities                                     12,756                  12,358
Accrued pension cost                                                                       2,113                   2,045
                                                                                   ------------------    -------------------
   TOTAL LIABILITIES                                                                     135,419                 139,895
                                                                                   ------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
  Shares authorized - 20,000,000; 7,419,704 shares issued                                    742                     742
Capital contributed in excess of par value                                                46,085                  46,085
Retained earnings                                                                        128,479                 128,408
Accumulated other comprehensive loss, net                                                 (3,522)                 (3,522)
Treasury stock, at cost; 1,424,492 shares                                                (26,657)                (26,657)
                                                                                   ------------------    -------------------
   TOTAL SHAREHOLDERS' EQUITY                                                            145,127                 145,056
                                                                                   ------------------    -------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     280,546         $       284,951
                                                                                   ==================    ===================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2008 and 2007
                      (Thousands, except per share amounts)


                                                                                  2008                     2007
                                                                            ------------------      -------------------
REVENUES:
Real estate land sales                                                      $      1,263            $     18,150
Media services operations                                                         34,023                  32,299
Interest and other                                                                   284                     910
                                                                            ------------------      -------------------
                                                                                  35,570                  51,359
                                                                            ------------------      -------------------
COSTS AND EXPENSES:
Real estate land sales                                                               366                   5,762
Operating expenses:
  Media services operations                                                       30,161                  29,780
  Real estate commissions and selling                                                 78                     253
  Restructuring and fire recovery costs                                              587                     303
  Other                                                                              255                     467
General and administrative:
  Media services operations                                                        2,809                   3,368
  Real estate operations and corporate                                             1,090                   1,107
Interest expense, net of capitalized amounts                                         112                     288
                                                                            ------------------      -------------------
                                                                                  35,458                  41,328
                                                                            ------------------      -------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                                       112                  10,031

PROVISION FOR INCOME TAXES FROM CONTINUING
  OPERATIONS                                                                          41                   3,711
                                                                            ------------------      -------------------
INCOME FROM CONTINUING OPERATIONS                                                     71                   6,320
LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS
  (NET OF INCOME TAXES)                                                                -                     (57)
                                                                            ------------------      -------------------
NET INCOME                                                                            71                   6,263

RETAINED EARNINGS, beginning of period                                           128,408                 121,333
DIVIDEND PAYABLE                                                                       -                  (6,630)
                                                                            ------------------      -------------------
RETAINED EARNINGS, end of period                                            $    128,479            $    120,966
                                                                            ==================      ===================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS                                                     $       0.01            $       0.95
  DISCONTINUED OPERATIONS                                                              -                   (0.01)
                                                                            ------------------      -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                      $       0.01            $       0.94
                                                                            ==================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                               5,995                   6,653
                                                                            ==================      ===================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 2008 and 2007
                                   (Thousands)

                                                                                  2008                     2007
                                                                            ------------------      -------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $         71            $      6,263
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                 2,403                   2,632
     Non-cash credits and charges:
       Pension accrual                                                                68                      42
       Provision for doubtful accounts                                                74                    (207)
   Gain on disposition of assets, net                                                 (3)                      -
   Changes in assets and liabilities:
       Receivables                                                                (2,866)                 (5,637)
       Real estate inventory                                                      (2,580)                 (5,912)
       Intangible and other assets                                                  (593)                   (230)
       Accounts payable and accrued expenses, and deferred revenue                (8,543)                    455
       Taxes payable                                                              (1,524)                  1,458
       Deferred income taxes and other long-term liabilities                         398                   1,042
                                                                            -----------------       ------------------
         Total adjustments                                                       (13,166)                 (6,357)
                                                                            -----------------       ------------------
         Net cash used by operating activities                                   (13,095)                    (94)
                                                                            -----------------       ------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment                            (185)                   (993)
    Capital expenditures - investment assets                                           -                    (663)
                                                                            -----------------       ------------------
        Net cash used by investing activities                                       (185)                 (1,656)
                                                                            -----------------       ------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                                                  10,356                  23,861
    Principal debt payments                                                       (5,775)                (25,872)
                                                                            -----------------       ------------------
       Net cash provided (used) by financing activities                            4,581                  (2,011)
                                                                            -----------------       ------------------
   DECREASE IN CASH AND CASH EQUIVALENTS                                          (8,699)                 (3,761)
   CASH AND CASH EQUIVALENTS, beginning of period                                 32,608                  42,102
                                                                            -----------------       ------------------

   CASH AND CASH EQUIVALENTS, end of period                                 $     23,909            $     38,341
                                                                            =================       ==================

   SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid - net of amounts capitalized                              $         93            $        509
                                                                            =================       ==================
    Income taxes paid - net of refunds                                      $      1,167            $      1,177
                                                                            =================       ==================
    Non-cash transaction - Dividend payable                                 $          -            $      6,630
                                                                            =================       ==================


                See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2008 and 2007

(1) Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the "Registrant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2008, which was previously filed with the Securities and Exchange Commission. All references to the first quarter or first three months of 2009 and 2008 mean the fiscal three-month periods ended July 31, 2008 and 2007.

Certain 2008 financial statement amounts have been reclassified to conform to the current year presentation.

(2) Receivables, Net
    ----------------

Media services operations accounts receivable, net consist of the following (in thousands):

                                               July 31,             April 30,
                                                 2008                  2008
                                          -----------------     ----------------
Fulfillment Services                       $    29,227           $     28,348
Newsstand Distribution Services,
 net of estimated returns                       21,035                 18,008
                                          -----------------     ----------------
                                                50,262                 46,356
Less allowance for doubtful accounts              (729)                  (655)
                                          -----------------     ----------------
                                           $    49,533           $     45,701
                                          =================     ================

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $53,013,000 at July 31, 2008 and $55,930,000 at April 30, 2008. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement were netted ($25,188,000 was netted at July 31, 2008 and $22,703,000 at April 30, 2008) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3) Investment Assets, Net
    ----------------------

Investment assets, net consist of the following (in thousands):

                                                July 31,          April 30,
                                                  2008               2008
                                            ---------------    -----------------
Land held for long-term investment            $    9,771         $     9,771
                                            ---------------    -----------------
Commercial rental properties:
  Land, buildings and improvements                   754                 754
  Furniture and fixtures                              40                  40
                                            ---------------    -----------------
                                                     794                 794
  Less accumulated depreciation                     (270)               (265)
                                            ---------------    -----------------
                                                     524                 529
                                            ---------------    -----------------
                                              $   10,295         $    10,300
                                            ===============    =================

(4) Property, Plant and Equipment, Net
    ----------------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                                July 31,          April 30,
                                                  2008               2008
                                            ---------------    -----------------
Land, buildings and improvements              $   17,875         $    17,875
Furniture and equipment and other                 45,453              45,300
                                            ---------------    -----------------
                                                  63,328              63,175
Less accumulated depreciation                    (35,712)            (34,261)
                                            ---------------    -----------------
                                              $   27,616         $    28,914
                                            ===============    =================


(5) Intangible and Other Assets, Net
    --------------------------------

Intangible and other assets, net consist of the following (in thousands):

                                                        July 31, 2008                           April 30, 2008
                                             ------------------------------------     -----------------------------------
                                                                               (Thousands)
                                                                   Accumulated                             Accumulated
                                                 Cost             Amortization            Cost            Amortization
                                             --------------      ----------------     -------------      ----------------

Software development costs                   $   10,090          $       4,318        $    10,017        $      3,780
Deferred order entry costs                        5,243                      -              5,681                   -
Prepaid expenses                                  3,694                      -              3,047                   -
Customer contracts and relationships             15,000                  1,925             15,000               1,613
Other                                             2,777                    967              2,430                 869
                                             --------------      ----------------     -------------      ----------------
                                             $   36,804          $       7,210        $    36,175        $      6,262
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

(6) Accounts Payable, Net and Accrued Expenses
    ------------------------------------------

Accounts payable, net and accrued expenses consist of the following (in thousands):

                                               July 31,             April 30,
                                                 2008                 2008
                                          -----------------     ----------------
Publisher payables, net                     $    69,577           $    77,003
Accrued expenses                                  4,564                 5,000
Trade payables                                    5,708                 5,753
Other                                            10,140                10,776
                                          -----------------     ----------------
                                            $    89,989           $    98,532
                                          =================     ================


Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $25,188,000 and $22,703,000 of accounts receivable against the related accounts payable at July 31, 2008 and April 30, 2008 (see Note 2).

(7) Notes Payable
    -------------

Notes payable consist of the following (in thousands):
                                              July 31,             April 30,
                                                2008                 2008
                                          -----------------     ----------------
Notes payable:
 Line-of-credit borrowings:
   Real estate operations and other         $    20,600           $    18,000
   Media services operations                      8,561                 4,582
 Real estate operations term loan                   855                 2,774
 Other notes payable                                545                   624
                                          -----------------     ----------------
                                            $    30,561           $    25,980
                                          =================     ================

(8) Taxes
    -----

The unrecognized tax benefits pursuant to the Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", were $2,076,000 at July 31, 2008 and April 30, 2008. As a result of either the expiration of statutes of limitations or the recognition and measurement considerations under FIN 48, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

(9) Fair Value Measurements
    -----------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 for financial assets and financial liabilities, effective May 1, 2008, did not have an impact on the Company's consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB
Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS No. 159"). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 159 effective May 1, 2008, but it has elected not to designate any financial instruments to be subject to the fair value option.


(10) Discontinued Operations
     -----------------------

Loss from operations of discontinued business (net of income taxes) in the three-month period ended July 31, 2007 reflected costs associated with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs that had been accrued for this matter in prior years.

(11) Restructuring and Fire Recovery Costs
     -------------------------------------

During fiscal 2008, the Company announced a project to integrate certain aspects of the Kable's Fulfillment Services operations in order to improve operating efficiencies and customer service and also to reduce costs. To date, this project has resulted in (i) one significant workforce reduction that occurred in the first quarter of 2008, (ii) the substantial completion of a plan announced in the second quarter of 2008 to redistribute the work performed at the Marion, Ohio facility of its Fulfillment Services business and the scheduled closing of that facility, and (iii) the consolidation of a fulfillment operations customer call center. The Company incurred costs directly related to the integration project of $498,000 and $303,000 for the quarters ending July 31, 2008 and 2007, principally for severance and other consulting costs related to the integration, and these costs are included in the Restructuring and fire recovery costs in the Company's consolidated statements of income.

On December 5, 2007 a warehouse of approximately 38,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company fills back-issue orders as part of its services. The Company has filed a preliminary claim with its insurance provider for its property loss and has been advanced $500,000 for replacement of such property. In addition, the Company was required to provide insurance for certain of those customers whose property was destroyed in the warehouse fire. Through August 31, 2008, the Company's insurance provider had paid approximately $65,000 to customers for lost materials. The Company believes that the net effect of the outcome of other claims pending or unasserted related to materials of certain publishers for whom it was required to provide insurance, together with proceeds from its property claims, will not have a material effect on its financial position, results of operations or cash flows.

During the quarter ended July 31, 2008, the Company recorded other income of $173,000 for a business interruption claim resulting from the fire that was approved by its insurer. The Company also recorded charges to operations of $89,000 related to fire recovery costs, principally for legal and other advisory costs that were not covered by insurance. These costs are included in the Restructuring and fire recovery costs in the Company's consolidated statements of income.

(12) Information About the Company's Operations in Different Industry Segments
     -------------------------------------------------------------------------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three month periods ended July 31, 2008 and 2007 (in thousands):

                                                                              Newsstand
                                             Real Estate     Fulfillment    Distribution
                                              Operations      Services        Services         Corporate       Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Three months ended July 31, 2008:
Revenues                                     $     1,529    $    30,667    $      3,355       $       19      $   35,570

Income (loss) from continuing operations              99           (700)            370              302              71
Provision (benefit) for income taxes from
   continuing operations                              58           (412)            218              177              41
                                             -----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                               157         (1,112)            588              479             112
Interest expense (income), net (b)                     -            832            (305)            (415)            112
Depreciation and amortization                          8          2,254             140                1           2,403
                                             -----------------------------------------------------------------------------------
EBITDA (c)                                   $       165    $     1,974    $        423       $       65      $    2,627
                                             -----------------------------------------------------------------------------------

Capital expenditures                         $         1    $       178    $          5       $        1      $      185

--------------------------------------------------------------------------------------------------------------------------------

Three months ended July 31, 2007 (a):
Revenues                                     $    18,863    $    28,988    $      3,311       $      197      $   51,359

Income (loss) from continuing operations           7,380         (1,859)            248              551           6,320
Provision (benefit) for income taxes from
   continuing operations                           4,334         (1,090)            143              324           3,711
                                             -----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                            11,714         (2,949)            391              875          10,031
Interest expense (income), net (b)                     -          1,467            (486)            (693)            288
Depreciation and amortization                         55          2,331             244                2           2,632
                                             -----------------------------------------------------------------------------------
EBITDA (c)                                   $    11,769    $       849    $        149       $      184      $   12,951
                                             -----------------------------------------------------------------------------------

Capital expenditures                         $       691    $       949    $         16       $        -      $    1,656

--------------------------------------------------------------------------------------------------------------------------------

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the April 30, 2008 consolidated financial statements and accompanying notes. All references in this Item 2 to the first quarter or first three months of 2009 and 2008 mean the fiscal three-month periods ended July 31, 2008 and 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2008 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended April 30, 2008 (the "2008 Form 10-K"). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the 2008 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in
Item 7 of the 2008 Form 10-K. There have been no changes in the critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the April 30, 2008 consolidated financial statements.

The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") effective May 1, 2008. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated financial position or results of operations. The Company also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159") effective May 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company's consolidated financial position or results of operations. The Company did not adopt any other new accounting policies during the quarter ended July 31, 2008.

RESULTS OF OPERATIONS
---------------------

For the first quarter of 2009, net income was $71,000, or $0.01 per share, compared to net income of $6,263,000, or $0.94 per share, in the first quarter of 2008. Results for the first quarter of 2009 were entirely from continuing operations. Results for the first quarter of 2008 included net income from continuing operations of $6,320,000, or $0.95 per share, and a loss on discontinued operations, net of tax, of $57,000, or $0.01 per share, that reflected costs incurred in connection with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs estimated and accrued for this matter in the fourth quarter of 2007. Revenues were $35,570,000 in the first quarter of fiscal 2009 compared to $51,359,000 for the same period last year.

First quarter 2009 revenues from land sales at AMREP Southwest were $1,263,000 compared to $18,150,000 for the same period of fiscal 2008. This significant year-over-year revenue decrease reflected substantially lower land sales in the Company's principal market of Rio Rancho, New Mexico due to the severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began in earlier periods. First quarter land sales revenues and gross profits in fiscal 2009 were primarily from the sale of scattered residential lots, while in the same period of fiscal 2008 they were from sales of developed lots to homebuilders and commercial developers as well as from sales of undeveloped land. The trend of the declining number of permits for new home construction, as previously reported, continues with 20% fewer building permits issued during the first six calendar months of 2008 compared to the same period in 2007. The Company believes that this decline has been generally consistent with the well-publicized problems of the national home building industry, including fewer sales of both new and existing homes, an increasing number of mortgage delinquencies and foreclosures and a tightening of mortgage availability. Faced with these adverse conditions, builders continued to slow the pace of building on developed lots previously purchased from the Company in Rio Rancho and, in some cases, delayed or cancelled the purchase of additional developed lots. These factors have also contributed to a steep decline in the sale of undeveloped land to both builders and investors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others. For the first quarter of 2009 and 2008, the Company's land sales in Rio Rancho have been as follows:

                                           2009                                          2008
                          ---------------------------------------      -----------------------------------------
                                                       Revenues                                       Revenues
                           Acres        Revenues       Per Acre         Acres         Revenues        Per Acre
                            Sold        (in 000s)      (in 000s)         Sold         (in 000s)       (in 000s)
                          ---------    -----------    -----------      --------      ------------    -----------

 Developed
   Residential               1.4        $   342        $   244           19.5         $   6,729       $    345
   Commercial                1.0            126            126           13.7             2,920            213
                          ---------    -----------    -----------      --------      ------------    -----------
 Total Developed             2.4            468            195           33.2             9,649            291
 Undeveloped                44.8            795             18          290.8             8,501             29
                          ---------    -----------    -----------      --------      ------------    -----------
   Total                    47.2        $ 1,263        $    27          324.0         $  18,150       $     56
                          ---------    -----------    -----------      --------      ------------    -----------

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land in Rio Rancho from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors. The price per acre of developed land in the first quarter of 2009 was lower compared to the same period in the prior year due to a change in the mix and the stage of development of specific projects from which the land was sold. The decrease in the average selling price of undeveloped land in the first quarter of 2009 was primarily attributable to a higher proportion of undeveloped land sold in the current year from locations in

Rio Rancho that are further removed from developed areas and thus generally have lower average selling prices. The average gross profit percentage on land sales increased from 68% for the first quarter of 2008 to 71% for the first quarter of 2009. This increase was attributable to the mix of lots sold, with 2009 sales including a higher percentage of revenues from sales of commercial and undeveloped lots, which generally have higher gross profit percentages than sales of developed residential lots. Revenues and gross profits, average sales prices of land and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services, including both Fulfillment Services and Newsstand Distribution Services, increased from $32,299,000 for the first quarter of 2008 to $34,023,000 for the same period in 2009. This increase was primarily attributable to the Company's Fulfillment Services operations, where revenues increased from $28,988,000 for the first quarter of 2008 to $30,667,000 for the same period of 2009. Revenues from Kable's Newsstand Distribution Services operations were generally unchanged, $3,311,000 for the first quarter 2008 compared to $3,355,000 for the same period of 2009. Kable's operating expenses increased by $381,000 for the first quarter of 2009 compared to the same period in 2008, primarily attributable to computer systems integration costs and consulting costs.

During fiscal 2008, the Company announced a project to integrate certain aspects of the Kable's Fulfillment Services operations in order to improve operating efficiencies and customer service and also to reduce costs. To date, this project has resulted in (i) one significant workforce reduction that occurred in the first quarter of 2008, (ii) the substantial completion of a plan announced in the second quarter of 2008 to redistribute the work performed at the Marion, Ohio facility of its Fulfillment Services business and the scheduled closing of that facility, and (iii) the consolidation of a fulfillment operations customer call center. The Company incurred costs directly related to the integration project of $498,000 and $303,000 for the quarters ending July 31, 2008 and 2007, principally for severance and other consulting costs related to the integration, and these costs are included in the Restructuring and fire recovery costs in the Company's consolidated statements of income.

On December 5, 2007 a warehouse of approximately 38,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company fills back-issue orders as part of its services. The Company has filed a preliminary claim with its insurance provider for its property loss and has been advanced $500,000 for replacement of such property. In addition, the Company was required to provide insurance for certain of those customers whose property was destroyed in the warehouse fire. Through August 31, 2008, the Company's insurance provider had paid approximately $65,000 to customers for lost materials. The Company believes that the net effect of the outcome of other claims pending or unasserted related to materials of certain publishers for whom it was required to provide insurance, together with proceeds from its property claims, will not have a material effect on its financial position, results of operations or cash flows.

During the quarter ended July 31, 2008, the Company recorded other income of $173,000 for a business interruption claim resulting from the fire that was approved by its insurer. The Company also recorded charges to operations of $89,000 related to fire recovery costs, principally for legal and other advisory costs that were not covered by insurance. These costs are included in the Restructuring and fire recovery costs in the Company's consolidated statements of income.

Interest and other revenues were $284,000 for the three-month period ended July 31, 2008 compared to $910,000 for the same period in the prior year. The decrease in the 2009 first quarter was the result of reduced interest income due to lower cash balances to invest.

Real estate commissions and selling expenses decreased $175,000 in the first quarter of 2009 compared to the same period in 2008, principally due to the reduced volume of land sales. Other operating expenses decreased $212,000 for the three-month period ended July 31, 2008 compared to the same period in 2007 primarily due to the sale of certain AMREP Southwest non-inventory real estate assets in the second quarter of 2008, which eliminated related operating expenses.

General and administrative costs of Media Services operations decreased $559,000 in the first quarter of 2009 compared to the same period in 2008 primarily due to realized savings from the Fulfillment Services operations integration project. Real estate and corporate general and administrative expense was comparable on a year-to-year basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and Media Services operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Operating Activities
------------------------------------

Real Estate receivables decreased from $13,124,000 at April 30, 2008 to $12,084,000 at July 31, 2008 reflecting the net effect of payments received on mortgage notes held by AMREP Southwest offset in part by mortgages notes received by AMREP Southwest in connection with real estate sales that closed during the first three months of 2009. Receivables from Media Services operations increased from $45,701,000 at April 30, 2008 to $49,533,000 at July 31, 2008, primarily due to the effect of higher quarter-end billings at July 31, 2008 compared to April 30, 2008.

Real Estate inventory was $72,832,000 at July 31, 2008 compared to $70,252,000 at April 30, 2008. Inventory in the Company's core real estate market of Rio Rancho increased from $63,215,000 at April 30, 2008 to $65,689,000 at July 31, 2008, primarily reflecting the net effect of development spending and land sales. The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses decreased from $98,532,000 at April 30, 2008 to $89,989,000 at July 31, 2008, primarily as a result of the timing of payments due to publishers and vendors. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted ($25,188,000 was netted at July 31, 2008 and $22,703,000 was netted at April 30, 2008) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures totaled $185,000 and $1,656,000 in the first three months of 2009 and 2008, primarily for computer hardware and software development expenditures related to the Fulfillment Services business and, in 2008, $663,000 for certain real estate investments assets. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Cash Flows From Financing Activities
------------------------------------

AMREP Southwest has a revolving credit facility with a bank that matures in September 2009. Media Services has bank financing facilities that mature at various dates through May 2010. Each of the facilities requires the borrowers to meet certain covenants. The borrowers were in compliance with these covenants at July 31, 2008.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual obligations as of July 31, 2008 for the items indicated (in thousands):

                                               Less than          1 - 3             3 - 5           More than
Contractual Obligations         Total           1 year            years             years            5 years
-----------------------         -----          ---------          -----             -----           ---------

Notes payable                  $30,561         $ 2,879           $27,267          $   415            $     -
Operating leases and other      27,376           5,567            10,517            7,220              4,072
                             -----------    --------------    -------------     -------------    --------------
Total                          $57,937         $ 8,446           $37,784          $ 7,635            $ 4,072
                             ===========    ==============    =============     =============    ==============


The increase in notes payable from April 30, 2008 was due to increased borrowings by AMREP Southwest and Kable. Operating leases and other includes liabilities of $2,793,000 related to unrecognized tax benefits and related interest accrued in accordance with FIN 48. Refer to Notes 9, 14 and 16 to the consolidated financial statements included in the 2008 Form 10-K for additional information on long-term debt and commitments and contingencies.

Risk Factors
------------

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in the 2008 Form 10-K, which could materially affect the Company's business, financial condition or future results, should be carefully considered. The risks described in the 2008 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------- ----------------------------------------------------------

The Company has several credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At July 31, 2008, borrowings of $25,880,000 were subject to variable interest rates. Refer to Item 7(A) of the 2008 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

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

Date:  September 8, 2008       AMREP CORPORATION
                                  (Registrant)

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