Form 10-Q
period 2008-10-31
AMREP CORP.
filed 2008-12-10
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                October 31, 2008
                               -------------------------------------------------

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

Large accelerated filer                       Accelerated filer          X
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No    X
                       ------                             ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at November 30, 2008 - 5,996,212.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)
          October 31, 2008 and April 30, 2008                             1

         Consolidated Statements of Income and Retained Earnings
          (Unaudited) Three Months Ended October 31, 2008 and 2007        2

         Consolidated Statements of Income and Retained Earnings
          (Unaudited) Six Months Ended October 31, 2008 and 2007          3

         Consolidated Statements of Cash Flows
          (Unaudited) Six Months Ended October 31, 2008 and 2007          4

         Notes to Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19

Item 4.  Controls and Procedures                                         19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 6.  Exhibits                                                        20

SIGNATURE                                                                21

EXHIBIT INDEX                                                            22

                                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------


                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)


                                                                                      October 31,             April 30,
                                                                                          2008                  2008
                                                                                   ------------------    -------------------

ASSETS:
Cash and cash equivalents                                                          $      29,864         $        32,608
Restricted cash                                                                            3,840                       -
Receivables, net:
  Real estate operations                                                                  10,084                  13,124
  Media services operations                                                               46,139                  45,701
                                                                                   ------------------    -------------------
                                                                                          56,223                  58,825

Taxes receivable                                                                             970                       -
Real estate inventory                                                                     76,423                  70,252
Investment assets, net                                                                    10,273                  10,300
Property, plant and equipment, net                                                        26,611                  28,914
Intangible and other assets, net                                                          28,833                  29,913
Goodwill                                                                                  54,139                  54,139
                                                                                   ------------------    -------------------
  TOTAL ASSETS                                                                     $     287,176         $       284,951
                                                                                   ==================    ===================
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses                                         $      85,156         $        98,532
Notes payable:
  Amounts due within one year                                                             25,928                   4,816
  Amounts subsequently due                                                                11,590                  21,164
                                                                                   ------------------    -------------------
                                                                                          37,518                  25,980

Taxes payable                                                                                  -                     980
Deferred income taxes and other long-term liabilities                                     14,517                  12,358
Accrued pension cost                                                                       1,948                   2,045
                                                                                   ------------------    -------------------
  TOTAL LIABILITIES                                                                      139,139                 139,895
                                                                                   ------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
  Shares authorized - 20,000,000; 7,420,704 shares issued at
  October 31, 2008 and 7,419,704 at April 30, 2008                                           742                     742
Capital contributed in excess of par value                                                46,100                  46,085
Retained earnings                                                                        131,374                 128,408
Accumulated other comprehensive loss, net                                                 (3,522)                 (3,522)
Treasury stock, at cost; 1,424,492 shares                                                (26,657)                (26,657)
                                                                                   ------------------    -------------------
  TOTAL SHAREHOLDERS' EQUITY                                                             148,037                 145,056
                                                                                   ------------------    -------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     287,176         $       284,951
                                                                                   ==================    ===================


          See accompanying notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2008 and 2007
                      (Thousands, except per share amounts)

                                                                                          2008                   2007
                                                                                   ------------------    -------------------
REVENUES:
Real estate land sales                                                             $       4,810         $         3,161
Media services operations                                                                 35,254                  35,592
Interest and other                                                                           226                   3,337
                                                                                   ------------------    -------------------
                                                                                          40,290                  42,090
                                                                                   ------------------    -------------------
COSTS AND EXPENSES:
Cost of sales - real estate land sales                                                       154                   1,569
Operating expenses:
  Media services operations                                                               30,289                  30,117
  Real estate commissions and selling                                                         91                      88
  Other                                                                                      279                     458
General and administrative:
  Media services operations                                                                3,471                   2,820
  Real estate operations and corporate                                                       985                   1,081
Restructuring and fire recovery costs                                                        125                     117
Interest expense, net of capitalized amounts                                                 147                     337
                                                                                   ------------------    -------------------
                                                                                          35,541                  36,587
INCOME BEFORE INCOME TAXES                                                                 4,749                   5,503

PROVISION FOR INCOME TAXES                                                                 1,854                   2,036
                                                                                   ------------------    -------------------
NET INCOME                                                                                 2,895                   3,467

RETAINED EARNINGS, beginning of period                                                   128,479                 120,966
                                                                                   ------------------    -------------------
RETAINED EARNINGS, end of period                                                   $     131,374         $       124,433
                                                                                   ==================    ===================

EARNINGS PER SHARE - BASIC AND DILUTED                                             $        0.48         $          0.55
                                                                                   ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       5,996                   6,327
                                                                                   ==================    ===================

          See accompanying notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Income and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2008 and 2007
                      (Thousands, except per share amounts)

                                                                                          2008                   2007
                                                                                   ------------------    -------------------
REVENUES:
Real estate land sales                                                             $       6,073         $        21,311
Media services operations                                                                 69,277                  67,890
Interest and other                                                                           510                   4,248
                                                                                    ------------------    -------------------
                                                                                          75,860                  93,449
                                                                                    ------------------    -------------------
OSTS AND EXPENSES:
Cost of sales - real estate land sales                                                       520                   7,331
Operating expenses:
  Media services operations                                                               60,450                  59,898
  Real estate commissions and selling                                                        169                     341
  Other                                                                                      534                     925
General and administrative:
  Media services operations                                                                6,280                   6,188
  Real estate operations and corporate                                                     2,075                   2,188
Restructuring and fire recovery costs                                                        712                     419
Interest expense, net of capitalized amounts                                                 259                     625
                                                                                   ------------------    -------------------
                                                                                          70,999                  77,915
                                                                                   ------------------    -------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                      4,861                  15,534

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                                      1,895                   5,747
                                                                                   ------------------    -------------------
INCOME FROM CONTINUING OPERATIONS                                                          2,966                   9,787
LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS (NET OF INCOME TAXES)                            -                     (57)
                                                                                   ------------------    -------------------
NET INCOME                                                                                 2,966                   9,730
RETAINED EARNINGS, beginning of period                                                   128,408                 121,333
DIVIDENDS PAID                                                                                 -                  (6,630)
                                                                                   ------------------    -------------------
RETAINED EARNINGS, end of period                                                   $     131,374         $       124,433
                                                                                   ==================    ===================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS                                                            $        0.49         $          1.51
  DISCONTINUED OPERATIONS                                                                      -                   (0.01)
                                                                                   ------------------    -------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                             $        0.49         $          1.50
                                                                                   ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       5,996                   6,490
                                                                                   ==================    ===================

          See accompanying notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2008 and 2007
                                   (Thousands)

                                                                                          2008                   2007
                                                                                   ------------------    -------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $       2,966         $         9,730
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         4,818                   5,342
     Non-cash credits and charges:
       Pension benefit                                                                       (97)                   (132)
       Provision for doubtful accounts                                                        51                    (251)
   Gain on disposition of assets, net                                                         (3)                 (1,873)
   Changes in assets and liabilities:
       Receivables                                                                         2,589                   1,119
       Real estate inventory                                                              (4,192)                (13,891)
       Intangible and other assets                                                          (762)                 (1,073)
       Accounts payable and accrued expenses                                             (13,376)                 (2,017)
       Taxes payable                                                                      (1,950)                    426
       Deferred income taxes and other long-term liabilities                               2,159                   2,947
                                                                                   ------------------    -------------------
         Total adjustments                                                               (10,763)                 (9,403)
                                                                                   ------------------    -------------------
         Net cash provided by (used in) operating activities                              (7,797)                    327
                                                                                   ------------------    -------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment                                    (660)                 (2,927)
    Capital expenditures - investment assets                                                   -                  (1,092)
    Acquisition, net of cash acquired                                                          -                     195
    Proceeds from disposition of assets                                                        -                   4,749
    Restricted cash                                                                       (3,840)                 (5,796)
                                                                                   ------------------    -------------------
         Net cash used in investing activities                                            (4,500)                 (4,871)
                                                                                   ------------------    -------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquisition of treasury stock                                                              -                 (19,996)
    Exercise of stock options                                                                 15                       -
    Proceeds from debt financing                                                          37,997                  52,841
    Principal debt payments                                                              (28,459)                (41,371)
    Dividends paid                                                                             -                  (6,630)
                                                                                   ------------------    -------------------
         Net cash provided by (used in) financing activities                               9,553                 (15,156)
                                                                                   ------------------    -------------------
   DECREASE IN CASH AND CASH EQUIVALENTS                                                  (2,744)                (19,700)
   CASH AND CASH EQUIVALENTS, beginning of period                                         32,608                  42,102
                                                                                   ------------------    -------------------
   CASH AND CASH EQUIVALENTS, end of period                                        $      29,864         $        22,402
                                                                                   ==================    ===================
   SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid - net of amounts capitalized                                     $         222         $           828
                                                                                   ==================    ===================
    Income taxes paid - net of refunds                                             $       1,590         $         2,374
                                                                                   ==================    ===================


          See accompanying notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended October 31, 2008 and 2007

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

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2008, which was previously filed with the Securities and Exchange Commission. All references to the second quarter or first six months of 2009 and 2008 mean the fiscal three and six month periods ended October 31, 2008 and 2007.

Certain 2008 financial statement amounts have been reclassified to conform to the current year presentation.

(2)  Receivables, Net
     ----------------

Media services operations accounts receivable, net consist of the following (in thousands):

                                              October 31,           April 30,
                                                 2008                  2008
                                            ---------------     ----------------
Fulfillment Services                          $   32,891         $    28,348
Newsstand Distribution Services,
 net of estimated returns                         13,956              18,008
                                            ---------------     ----------------
                                                  46,847              46,356
Less allowance for doubtful accounts                (708)               (655)
                                            ---------------     ----------------
                                              $   46,139         $    45,701
                                            ===============     ================

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $57,596,000 at October 31, 2008 and $55,930,000 at April 30, 2008. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement were netted ($21,100,000 was netted at October 31, 2008 and $22,703,000 at April 30, 2008) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3)  Investment Assets, Net
     ----------------------


Investment assets, net consist of the following (in thousands):

                                              October 31,           April 30,
                                                  2008                2008
                                            ---------------    -----------------
Land held for long-term investment            $    9,754         $     9,771
                                            ---------------    -----------------
Commercial rental properties:
 Land, buildings and improvements                    754                 754
 Furniture and fixtures                               40                  40
                                            ---------------    -----------------
                                                     794                 794
 Less accumulated depreciation                      (275)               (265)
                                            ---------------    -----------------
                                                     519                 529
                                            ---------------    -----------------
                                              $   10,273         $    10,300
                                            ===============    =================

(4) Property, Plant and Equipment, Net
    ----------------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                              October 31,           April 30,
                                                 2008                  2008
                                            ---------------    -----------------
Land, buildings and improvements              $   17,868         $    17,875
Furniture and equipment and other                 45,810              45,300
                                            ---------------    -----------------
                                                  63,678              63,175
Less accumulated depreciation                    (37,067)            (34,261)
                                            ---------------    -----------------
                                              $   26,611         $    28,914
                                            ===============    =================


(5)  Intangible and Other Assets, Net
     --------------------------------

Intangible and other assets, net consist of the following (in thousands):

                                                      October 31, 2008                          April 30, 2008
                                             ------------------------------------     -----------------------------------
                                                 Cost              Accumulated            Cost             Accumulated
                                                                  Amortization                            Amortization
                                             --------------      ----------------     -------------      ----------------

Software development costs                   $   10,139          $      4,877         $    10,017        $      3,780
Deferred order entry costs                        5,185                     -               5,681                   -
Prepaid expenses                                  3,666                     -               3,047                   -
Customer contracts and relationships             15,000                 2,237              15,000               1,613
Other                                             3,022                 1,065               2,430                 869
                                             --------------      ----------------     -------------      ----------------
                                             $   37,012          $      8,179         $    36,175        $      6,262
                                             ==============      ================     =============      ================

Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations over a twelve month period. Customer contracts and relationships are amortized over twelve years.

(6)  Accounts Payable, Net and Accrued Expenses
     ------------------------------------------

Accounts payable, net and accrued expenses consist of the following (in thousands):

                                             October 31,            April 30,
                                                2008                 2008
                                          -----------------     ----------------
Publisher payables, net                     $    65,877           $    77,003
Accrued expenses                                  5,444                 5,000
Trade payables                                    4,714                 5,753
Other                                             9,121                10,776
                                          -----------------     ----------------
                                            $    85,156           $    98,532
                                          =================     ================


As described in Note 2, pursuant to the arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement were netted ($21,100,000 was netted at October 31, 2008 and $22,703,000 at April 30, 2008) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(7)  Notes Payable
     -------------

Notes payable consist of the following (in thousands):

                                             October 31,            April 30,
                                                2008                 2008
                                          -----------------     ----------------
Notes payable:
 Line-of-credit borrowings:
   Real estate operations                   $     23,900          $    18,000
   Media services operations                      13,133                4,582
 Real estate operations term loan                      -                2,774
 Other notes payable                                 485                  624
                                          -----------------     ----------------
                                            $     37,518          $    25,980
                                          =================     ================

(8)  Taxes
     -----

The unrecognized tax benefits pursuant to Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", were $2,076,000 at October 31, 2008 and April 30, 2008. As a result of either the expiration of statutes of limitations or the recognition and measurement considerations under FIN 48, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

(9)  Fair Value Measurements
     -----------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The Company's adoption of SFAS No. 157 for financial assets and financial liabilities, effective May 1, 2008, did not have an impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB
Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 159 effective May 1, 2008, but it has elected not to designate any financial instruments to be subject to the fair value option.

(10) Discontinued Operations
     -----------------------

Loss from operations of discontinued business (net of income taxes) in the six month period ended October 31, 2007 reflected costs associated with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs that had been accrued for this matter in prior years.

(11) Restructuring and Fire Recovery Costs
     -------------------------------------

In October 2008, the Company announced a project to unify its magazine subscription, membership and direct mail fulfillment services under one brand, Palm Coast Data, and in one location, Palm Coast, Florida. This unification project is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies. The Company is still evaluating various alternatives for this expansion, which could be in the range of $15,000,000 to $20,000,000 in capital expenditures. The project is scheduled to be implemented over a two-to-three year period, and over that period may involve approximately $6,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. The State of Florida and the City of Palm Coast have agreed to provide incentives for the program, including cash and employee training grants and tax relief, which could amount to as much as $8,000,000, largely contingent on existing job retention and new job creation. Previously during fiscal 2008, the Company announced (i) one significant workforce reduction in its Fulfillment Services business that occurred in the second quarter of fiscal 2008, (ii) a plan to redistribute the work performed at the Marion, Ohio facility of its Fulfillment Services business and the scheduled closing of that facility that was substantially completed in August 2008, and
(iii) the consolidation of fulfillment operations customer call centers. The Company incurred total costs directly related to the unification project of $75,000 and $573,000 in the second quarter and first six months of 2009 compared to $117,000 and $419,000 for the same periods of 2008, principally for severance and consulting costs. These costs are included in the Restructuring and fire recovery costs in the Company's consolidated statements of income and retained earnings.

On December 5, 2007, a warehouse of approximately 38,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services. The Company has filed a preliminary claim with its insurance provider for its property loss and has been advanced $500,000 for replacement of such property. In addition, the Company was required to provide insurance for certain of those customers whose property was destroyed in the warehouse fire. Through November 30, 2008, the Company's insurance carrier had paid approximately $164,000 to customers for lost materials. The Company also recorded in the first quarter of 2009 $173,000 of other income for a business interruption claim resulting from the fire. The Company believes that the net effect of the outcome of other pending or unasserted claims related to materials of certain publishers for whom it was required to provide insurance, together with proceeds from its property claims, will not have a material effect on its financial position, results of operations or cash flows.

The Company recorded charges to operations of $50,000 and $139,000 for the second quarter and first six months of 2009 related to fire recovery costs, principally for legal and other advisory costs that were not covered by insurance. These costs are included in the Restructuring and fire recovery costs in the Company's consolidated statements of income and retained earnings.

In June 2008, a lawsuit was brought against the Company's Kable News Company, Inc. subsidiary by the owner of the warehouse building leased by the subsidiary that was totally destroyed in the fire. A temporary staffing company that provided the subsidiary with an employee who is alleged to have had a role in causing the fire while operating a forklift is also named as a defendant. Plaintiff claims specific to Kable News are with negligence and willful and wanton misconduct. The Company's liability insurance provides coverage for the negligence claim up to the policy limit, which may or may not be as much as the full amount of plaintiff's claimed damages, which is unknown at this time. Additionally, the insurance carrier has indicated it intends to deny coverage of the willful and wanton misconduct claim. The Company believes it has good defenses to the claims and potential cross-claims against the other parties for their conduct in the matter, and intends vigorously to defend the lawsuit. However, the proceeding is in the discovery phase and the Company is not in a position to offer a prediction as to its outcome.

(12) Subsequent Events
     -----------------

On November 7, 2008, the Company announced the purchase, through a newly-formed subsidiary of Kable Media Services, Inc., of certain assets of Service Parts Supply Corp. ("SPS"), a privately-held company engaged in the product repackaging and fulfillment industry located in Fairfield, Ohio. In a separate transaction, another Company subsidiary acquired a 191,000 square foot warehouse leased by SPS. These transactions are expected to provide benefits to many of the customers of the Company's product fulfillment subsidiary through the combination of that subsidiary's services with those to be provided with the purchased SPS assets. Lastly, on the same date, another newly-formed subsidiary of Kable Media Services, Inc. purchased certain assets of Resource One Staffing, LLC, a provider of temporary staffing services that was majority-owned by the same individual who owned SPS. The aggregate purchase price of the assets purchased in the three transactions was approximately $7,500,000, and was financed from working capital, bank borrowings and the assumption of a $4,800,000 mortgage on the warehouse.

On November 26, 2008, a lawsuit was brought against the Company's Kable News Company, Inc. ("Kable News") subsidiary by a magazine publisher and a number of insurance companies as the subrogees of other magazine publishers whose property stored by Kable News in the warehouse was destroyed in the fire. The three defendants are the warehouse owner, Kable News and the temporary staffing company that provided an employee who is alleged to have had a role in causing the fire. Plaintiffs' claims specific to Kable News are negligence, breach of contract and willful and wanton misconduct. The complaint seeks damages in an amount in excess of $1,000,000. The Company believes that Kable News has good defenses to the claims and potential cross-claims against the other parties for their conduct in the matter, and intends vigorously to defend the lawsuit. However, the proceeding is in its very earliest stage and the Company is not in a position to offer a prediction as to its outcome.

(13) Information About the Company's Operations in Different Industry Segments
     -------------------------------------------------------------------------

The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and six month periods ended October 31, 2008 and 2007 (in thousands):

                                                                              Newsstand
                                             Real Estate     Fulfillment    Distribution
                                              Operations      Services        Services         Corporate       Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Three months ended October 31, 2008:
Revenues                                     $     5,001    $    32,158    $      3,096       $       35      $    40,290

Income (loss) from continuing operations           2,361            (23)            210              347            2,895
Provision (benefit) for income taxes from
   continuing operations                           1,534            (13)            195              138            1,854
                                             -----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                             3,895            (36)            405              485            4,749
Interest expense (income), net (b)                     -            849            (312)            (390)             147
Depreciation and amortization                         11          2,259             145                -            2,415
                                             -----------------------------------------------------------------------------------
EBITDA (c)                                   $     3,906    $     3,072    $        238       $       95      $     7,311
                                             -----------------------------------------------------------------------------------

Capital expenditures                         $         7    $       463    $          5       $        -      $       475

--------------------------------------------------------------------------------------------------------------------------------

Three months ended October 31, 2007 (a):
Revenues                                     $     6,428    $    32,036    $      3,556       $       70      $    42,090

Income from continuing operations                  2,347            134             560              426            3,467
Provision for income taxes from continuing
   operations                                      1,378             86             321              251            2,036
                                             -----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                             3,725            220             881              677            5,503
Interest expense (income), net (b)                     -          1,394            (383)            (674)             337
Depreciation and amortization                         61          2,405             243                1            2,710
                                             -----------------------------------------------------------------------------------
EBITDA (c)                                   $     3,786    $     4,019    $        741       $        4      $     8,550
                                             -----------------------------------------------------------------------------------

Capital expenditures                         $       277    $     1,851    $         21       $        3      $     2,152

--------------------------------------------------------------------------------------------------------------------------------


                                                                              Newsstand
                                             Real Estate     Fulfillment    Distribution
                                              Operations      Services        Services         Corporate       Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Six months ended October 31, 2008:
Revenues                                     $     6,530    $    62,826     $     6,451       $       53      $    75,860

Income (loss) from continuing operations           2,460           (723)            580              649            2,966

Provision (benefit) for income taxes from
   continuing operations                           1,592           (425)            413              315            1,895
                                             -----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                             4,052         (1,148)            993              964            4,861
Interest expense (income), net (b)                     -          1,681            (618)            (804)             259
Depreciation and amortization                         20          4,510             285                3            4,818
                                             -----------------------------------------------------------------------------------
EBITDA (c)                                   $     4,072    $     5,043    $        660       $      163      $     9,938
                                             -----------------------------------------------------------------------------------

Capital expenditures                         $         8    $       641    $         10       $        1      $       660

--------------------------------------------------------------------------------------------------------------------------------
Six months ended October 31, 2007 (a):
Revenues                                     $    25,291    $    61,023    $      6,867       $      268      $    93,449

Income (loss) from continuing operations           9,727         (1,725)            808              977            9,787
Provision (benefit) for income taxes from
   continuing operations                           5,712         (1,004)            464              575            5,747
                                             -----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                            15,439         (2,729)          1,272            1,552           15,534
Interest expense (income), net (b)                     -          2,861            (869)          (1,367)             625
Depreciation and amortization                        116          4,736             487                3            5,342
                                             -----------------------------------------------------------------------------------
EBITDA (c)                                   $    15,555    $     4,868    $        890       $      188      $    21,501
                                             -----------------------------------------------------------------------------------

Capital expenditures                         $     1,179    $     2,800    $         37       $        3      $     4,019

--------------------------------------------------------------------------------------------------------------------------------

     (a) Segment information does not include net loss from discontinued operations of $57,000 in the six months ended October 31, 2007.
     (b) Interest expense (income), net includes inter-segment interest income and expense that is eliminated in consolidation.
     (c) The Company uses EBITDA (which the Company defines as income from continuing operations before interest expense, net, income taxes and depreciation and amortization) in addition to income from continuing operations as a key measure of profit or loss for segment performance and evaluation purposes.


Item 2. Management's  Discussion and Analysis of Financial Condition
------- ------------------------------------------------------------
        and Results of Operations
        --------------------------

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the April 30, 2008 consolidated financial statements and accompanying notes. All references in this Item 2 to the second quarter or first six months of 2009 and 2008 mean the fiscal three and six month periods ended October 31, 2008 and 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the April 30, 2008 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended April 30, 2008 (the "2008 Form 10-K"). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the April 30, 2008 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in Item 7 of the 2008 Form 10-K. There have been no changes in these critical accounting policies. Information concerning the implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the April 30, 2008 consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", effective May 1, 2008. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated financial position or results of operations. The Company also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", effective May 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company's consolidated financial position or results of operations. The Company did not adopt any new accounting policies during the quarter ended October 31, 2008.

RESULTS OF OPERATIONS
---------------------

For the second quarter of 2009, net income was $2,895,000, or $0.48 per share, compared to net income of $3,467,000, or $0.55 per share, in the second quarter of 2008. Results for the second quarters of 2009 and 2008 were entirely from continuing operations. For the first six months of fiscal 2009, net income was $2,966,000, or $0.49 per share, compared to net income of $9,730,000, or $1.50 per share, for the same period of 2008. Results for the first six months of 2009 were from continuing operations while results for the first six months of 2008 included a loss on discontinued operations of $57,000, net of tax, or $0.01 per share, that reflected costs incurred in connection with the settlement of all litigation related to the Company's El Dorado, New Mexico water utility subsidiary that were in addition to costs estimated and accrued for this matter in the fourth quarter of fiscal 2007. Revenues were $40,290,000 and $75,860,000 in the second quarter and first six months of 2009 compared to $42,090,000 and $93,449,000 in the same periods last year.

Revenues from land sales at AMREP Southwest were $4,810,000 and $6,073,000 for the three and six month periods ended October 31, 2008 compared to $3,161,000 and $21,311,000 for the same periods of the prior year. The increase of $1,649,000 for the second quarter of 2009 compared to the same quarter of 2008 reflected the sale in this period's second quarter of approximately 50 acres of undeveloped land for $3,849,000. Except for this sale, the Company continues to experience substantially lower land sales in the Company's principal market of Rio Rancho, New Mexico due to the severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began in earlier periods. In total, second quarter land sales revenues and gross profits in fiscal 2009 were from the sale of approximately 87 acres of undeveloped land, including the aforementioned sale of approximately 50 acres to one purchaser, and the sale of three developed residential lots, while in the same period of fiscal 2008 they were from the sale of 58 developed residential lots to homebuilders and commercial developers as well as from the sale of approximately 11 acres of undeveloped land. In addition, the trend of declining permits for new home construction in the Rio Rancho area also continues, with 28% fewer single-family residential building permits issued during the first ten calendar months of 2008 compared to the same period in 2007. The Company believes that this decline is generally consistent with the well-publicized problems of the national home building industry and credit markets, including fewer sales of both new and existing homes, an increasing number of mortgage delinquencies and foreclosures and a tightening of mortgage availability. Faced with these adverse conditions, builders have slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots. These factors have also contributed to a steep decline in the sale of undeveloped land to both builders and investors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others. For the second quarter and first six months of fiscal 2009 and 2008, the Company's land sales in Rio Rancho were as follows:

                          --------------------------------------------------------------------------------------
                                           2008                                          2007
                          ---------------------------------------      -----------------------------------------
                                                       Revenues                                       Revenues
                           Acres        Revenues       Per Acre         Acres         Revenues        Per Acre
                            Sold        (in 000s)      (in 000s)         Sold         (in 000s)       (in 000s)
                          ---------    -----------    -----------      --------      ------------    -----------

Three months ended
October 31:
 Developed
   Residential               0.4        $    86        $   244           10.0         $   2,740       $    274
   Commercial                  -              -              -              -                 -              -
                          ---------    -----------    -----------      --------      ------------    -----------
 Total Developed             0.4             86            244           10.0             2,740            274
 Undeveloped                87.1          4,724             54           11.0               421             38
                          ---------    -----------    -----------      --------      ------------    -----------
   Total                    87.5        $ 4,810        $    55           21.0         $   3,161       $    151
                          ---------    -----------    -----------      --------      ------------    -----------

Six months ended
October 31:
 Developed
   Residential               1.8        $   428        $   238           30.0         $   9,468       $    316
   Commercial                1.0            126            126           14.0             2,921            209
                          ---------    -----------    -----------      --------      ------------    -----------
 Total Developed             2.8            554            198           44.0            12,389            282
 Undeveloped               131.9          5,519             42          302.0             8,922             30
                          ---------    -----------    -----------      --------      ------------    -----------
   Total                   134.7       $  6,073        $    45          346.0         $  21,311       $     62
                          ---------    -----------    -----------      --------      ------------    -----------

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors. The revenue per acre of undeveloped land in the second quarter of 2009 was higher compared to the same period in the prior year due to the undeveloped land sold in the current year being from locations nearer developed areas and thus generally having higher average selling prices. The average gross profit percentage on land sales increased from 50% and 66% for the second quarter and first six months of 2008 to 97% and 91% for the same periods in 2009. This increase was attributable to the mix of land sold, and principally was the result of the previously described 50 acre sale of undeveloped land in the second quarter of 2009 to one purchaser with revenues of $3,849,000, which contributed a gross profit of $3,825,000 (99%). Revenues, gross profits, average sales prices and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services, including both Fulfillment Services and Newsstand Distribution Services, remained nearly unchanged for the second quarter of 2009 versus the same period in 2008, totaling $35,254,000 this year compared to $35,592,000 last year, and increased from $67,890,000 in the first six months of 2008 to $69,277,000 for the same period in 2009. The six month increase was primarily attributable to the Company's Fulfillment Services operations, where revenues were $32,158,000 and $62,826,000 for the second quarter and first six months of 2009 compared to $32,036,000 and $61,023,000 in the same periods of the prior year. The principal reason for the revenue increase in 2009 was the net effect of revenue gains from new and existing clients that were offset in part by reduced and lost business from certain customers. Revenues from Newsstand Distribution Services operations decreased from $3,556,000 and

$6,867,000 for the second quarter and first six months of 2008 to $3,096,000 and $6,451,000 for the same periods in 2009, primarily reflecting a softening of magazine newsstand demand. Kable's operating expenses increased by $172,000 and $552,000 for the second quarter and first six months of 2009 compared to the same periods in 2008, primarily attributable to computer systems integration costs and consulting costs of the Fulfillment Services business.

In October 2008, the Company announced a project to unify its magazine subscription, membership and direct mail fulfillment services under one brand, Palm Coast Data, and in one location, Palm Coast, Florida. This unification project is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies. The Company is still evaluating various alternatives for this expansion, which could be in the range of $15,000,000 to $20,000,000 in capital expenditures. The project is scheduled to be implemented over a two-to-three year period, and over that period may involve approximately $6,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. The State of Florida and the City of Palm Coast have agreed to provide incentives for the program, including cash and employee training grants and tax relief, which could amount to as much as $8,000,000, largely contingent on existing job retention and new job creation. Previously during fiscal 2008, the Company announced (i) one significant workforce reduction in its Fulfillment Services business that occurred in the second quarter of fiscal 2008, (ii) a plan to redistribute the work performed at the Marion, Ohio facility of its Fulfillment Services business and the scheduled closing of that facility that was substantially completed in August 2008, and
(iii) the consolidation of fulfillment operations customer call centers. The Company incurred total costs directly related to the unification project of $75,000 and $573,000 in the second quarter and first six months of 2009 compared to $117,000 and $419,000 for the same periods of 2008, principally for severance and consulting costs. These costs are included in the Restructuring and fire recovery costs in the Company's consolidated statements of income and retained earnings.

On December 5, 2007, a warehouse of approximately 38,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services. The Company has filed a preliminary claim with its insurance carrier for its property loss and has been advanced $500,000 for replacement of such property. In addition, the Company was required to provide insurance for certain of those customers whose property was destroyed in the warehouse fire. Through November 30, 2008, the Company's insurance provider had paid approximately $164,000 to customers for lost materials. The Company also recorded in the first quarter of 2009 $173,000 of other income for a business interruption claim resulting from the fire. The Company believes that the net effect of the outcome of other pending or unasserted claims related to materials of certain publishers for whom it was required to provide insurance, together with proceeds from its property claims, will not have a material effect on its financial position, results of operations or cash flows.

The Company recorded charges to operations of $50,000 and $139,000 for the second quarter and first six months of 2009 related to fire recovery costs, principally for legal and other advisory costs that were not covered by insurance. These costs are included in the Restructuring and fire recovery costs in the Company's consolidated statements of income and retained earnings.

Interest and other revenues decreased $3,129,000 and $3,776,000 for the second quarter and six month periods ended October 31, 2008 compared to the same periods in the prior year, primarily due to a pre-tax gain from the sale of a commercial property ($1,873,000) and the forfeiture of a deposit for the purchase of land by a homebuilder who did not exercise a purchase option ($618,000) in the second quarter of 2008, with no similar transactions occurring in the first six months of 2009. To a lesser extent, interest and other revenues were also lower in the first six months of 2009 compared to the same period in 2008 due to lower cash balances.

Real estate commissions and selling expenses were generally unchanged for the quarter ended October 31, 2008 compared to the same period in 2007. For the six month period ended October 31, 2008, real estate commissions and selling expenses decreased $172,000 principally due to the reduced volume of land sales. Other operating expenses decreased $179,000 and $391,000 for the three and six month periods ended October 31, 2008 compared to the same periods last year, primarily due to the previously mentioned sale of a commercial property in the second quarter last year, which eliminated related operating expenses.

General and administrative expenses of Media Services operations increased $651,000 and $92,000 in the second quarter and first six months of 2009 compared to the same periods in 2008, primarily due to the aforementioned consulting fees associated with the unification project of the Fulfillment Services business. Real estate operations and corporate general and administrative expense decreased $96,000 and $113,000 for the second quarter and first six months of 2009, primarily due to reduced professional fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and Media Services operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Operating Activities
------------------------------------

Real estate receivables decreased from $13,124,000 at April 30, 2008 to $10,084,000 at October 31, 2008 reflecting the net effect of (i) payments received on mortgage notes held by AMREP Southwest offset in part by mortgages notes received by AMREP Southwest in connection with real estate sales that closed during the second quarter of 2009 and (ii) the reclassification of approximately $1,962,000 to real estate inventory from receivables resulting from the receipt of deeds in lieu of foreclosure related to delinquent mortgage notes receivable. Receivables from Media Services operations increased from $45,701,000 at April 30, 2008 to $46,139,000 at October 31, 2008, primarily due to the effect of higher quarter-end billings at October 31, 2008 compared to April 30, 2008.

Real estate inventory was $76,423,000 at October 31, 2008 compared to $70,252,000 at April 30, 2008. Inventory in the Company's core real estate market of Rio Rancho increased from $63,215,000 at April 30, 2008 to $69,213,000 at October 31, 2008, primarily reflecting the net effect of development spending and land sales and the reclassification of mortgage notes receivable to inventory discussed above. The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses decreased from $98,532,000 at April 30, 2008 to $85,156,000 at October 31, 2008, primarily as a result of the timing of payments due to publishers and vendors. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted ($21,100,000 was netted at October 31, 2008 and $22,703,000 was netted at April 30, 2008) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Cash Flows From Investing Activities
------------------------------------

Restricted cash of $3,840,000 reflects amounts held in escrow that were received in connection with the sale of investment assets that are identified as "1031 Exchange assets" and which are restricted pending the identification and purchase of replacement assets.

Capital expenditures for property, plant and equipment, primarily for computer hardware and software development expenditures related to the Fulfillment Services business, totaled $660,000 and $2,927,000 in the first six months of 2009 and 2008. In addition, in the first six months of 2008, the Company spent $1,092,000 for certain real estate investment assets. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Cash Flows From Financing Activities
------------------------------------

The Company's subsidiaries have various bank financing facilities that mature at various dates through May, 2010. Each of the facilities requires the borrowers to meet certain covenants. The borrowers were in compliance with these covenants at October 31, 2008.

AMREP Southwest has a $25,000,000 revolving credit facility with a bank that matures in September, 2009. As a result of the extreme volatility in the financial markets, the cost of obtaining money has increased and many lenders have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity on terms similar to current terms and, in some cases, have ceased to provide funding to borrowers. The bank has recently informed AMREP Southwest that it presently anticipates, as a matter of policy, discussing a renewal of the arrangement and providing a terms letter 90-days prior to the expiration of the current agreement; however, the bank has also indicated that, due to the credit markets and the real estate economy, it would expect different terms and conditions, including a higher interest rate, in order to extend the line.

With respect to the Kable Fulfillment/Palm Coast Data unification project described above in Results of Operations, the Company expects that this project will include a two-to-three year capital expansion program. The Company is still evaluating various alternatives for this expansion, which could be in the range of $15,000,000 to $20,000,000, of which $3,800,000 is contemplated to be provided by AMREP Southwest in the form of an "IRS Section 1031 reinvestment" purchase of an office building that will be leased back to Palm Coast. The Company estimates that the implementation of this program will also result in approximately $6,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. To assist in the program, Palm Coast has procured approximately $8,000,000 of governmental incentives from the State of Florida and the City of Palm Coast for the program, including cash and employee training grants and tax relief that are largely contingent on existing job retention and new job creation. The Company is also in various stages of discussions with several possible lenders to provide financing for part of this expansion, with the balance anticipated to be funded from operations.

In both of the above cases, there can be no assurance the required financing will be available on satisfactory terms.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual obligations as of October 31, 2008 for the items indicated (in thousands):

                                               Less than          1 - 3             3 - 5           More than
Contractual Obligations         Total           1 year            years             years            5 years
-----------------------         -----          ---------          -----             -----           ---------

Notes payable                  $ 37,518         $ 25,928         $ 11,377         $   213           $     -
Operating leases and other       26,811            5,511           10,809           7,076             3,415
                             -----------    --------------    -------------     -------------    --------------
Total                          $ 64,329         $ 31,439         $ 22,186         $ 7,289           $ 3,415
                             ===========    ==============    =============     =============    ==============

The increase in notes payable from April 30, 2008 was due to increased borrowings by AMREP Southwest and Media Services. Operating leases and other includes liabilities of $2,890,000 related to unrecognized tax benefits and related accrued interest recorded in accordance with FIN 48. Refer to Notes 9, 14 and 16 to the consolidated financial statements included in the 2008 Form 10-K for additional information on long-term debt and commitments and contingencies.

Pension Plan
------------

With the recent substantial declines in the global equity and debt markets, there has been a substantial decline in the fair market value of the assets in the Retirement Plan for Employees of AMREP Corporation ("Plan"), from $27,225,000 at April 30, 2008 to approximately $17,900,000 at November 30, 2008, which will likely result in additional funding requirements from the Company to the Plan beginning in calendar 2009. Funding requirements to the Plan are determined based upon the provisions of the Pension Protection Act of 2006, which generally requires "full funding" (as defined) of defined benefit pension plans to be made over a seven year period. The amount that may be required to be funded by the Company is not presently determinable, as it will be based upon the fair market value of assets of the Plan as compared to the actuarially computed value of the Plan's vested liabilities, in each case as of December 31, 2008. In addition, the change in the previously accrued pension liability for the Plan based upon the fair market value of assets compared to the pension benefit obligation as of April 30, 2009 will be reflected as a component of comprehensive income or loss in the Company's 2009 financial statements.

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

Statement of Forward-Looking Information
----------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading "Risk Factors". Many of the factors that will determine the Company's future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the unification project of the Fulfillment Services business (including the estimated related capital expenditures and incentives anticipated to be received from the State of Florida and the City of Palm Coast), future financing requirements and concerns of future pension plan funding obligations. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------- ----------------------------------------------------------

The Company has several credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At October 31, 2008, borrowings of $33,342,000 were subject to variable interest rates. Refer to Item 7(A) of the 2008 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

Reference is made to paragraph B of Item 3 of the 2008 Form 10-K which reports a lawsuit commenced in June 2008 against the Company's Kable News Company, Inc. ("Kable News") subsidiary by the owner of a warehouse leased by Kable News that was totally destroyed in a fire in December 2007. On November 26, 2008 a lawsuit captioned Alpinist, et al v. Haan, et al was filed in the Circuit Court of the
           -------------------------------
Fifteenth Judicial Circuit Ogle County, Illinois. The plaintiffs are a magazine publisher and a number of insurance companies as the subrogees of other magazine publishers whose property stored by Kable News in the warehouse was destroyed in the fire. The three defendants are the warehouse owner, Kable News and the temporary staffing company that provided an employee who is alleged to have had a role in causing the fire. Plaintiffs' claims specific to Kable News are negligence, breach of contract and willful and wanton misconduct. The complaint seeks damages in an amount in excess of $1,000,000. The Company believes that Kable News has good defenses to the claims and potential cross-claims against the other parties for their conduct in the matter, and intends vigorously to defend the lawsuit. However, the proceeding is in its very earliest stage and the Company is not in a position to offer a prediction as to its outcome.


Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

The 2008 Annual Meeting of Shareholders of the Company was held on September 15, 2008. At the meeting, Nicholas G. Karabots, Albert V. Russo and Jonathan B. Weller were re-elected directors of the Company by the following votes:

                                                     For             Withheld
                                                     ---             --------
          Nicholas G. Karabots                    5,468,830          378,697
          Albert V. Russo                         5,803,531           43,996
          Jonathan B. Weller                      5,804,288           43,239

Item 6. Exhibits
------- --------

 Exhibit No.                               Description
 -----------                               -----------
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

Date:  December 10, 2008       AMREP CORPORATION
                                 (Registrant)

                              By: /s/  Peter M.Pizza
                                  ----------------------------------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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