Form 10-Q
period 2009-01-31
AMREP CORP.
filed 2009-03-12
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                January 31, 2009
                               -------------------------------------------------

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

Large accelerated filer                       Accelerated filer          X
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No    X
                       ------                             ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at February 28, 2009 - 5,996,212.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Financial Statements

          Consolidated Balance Sheets (Unaudited)
           January 31, 2009 and April 30, 2008                              1

          Consolidated Statements of Operations and Retained Earnings
           (Unaudited) Three Months Ended January 31, 2009 and 2008         2

          Consolidated Statements of Operations and Retained Earnings
           (Unaudited) Nine Months Ended January 31, 2009 and 2008          3

          Consolidated Statements of Cash Flows
           (Unaudited) Nine Months Ended January 31, 2009 and 2008          4

          Notes to Consolidated Financial Statements (Unaudited)            5

Item 2.  Management's  Discussion and Analysis of Financial Condition
          and Results of Operations                                        13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21

Item 4.  Controls and Procedures                                           21

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 1A. Risk Factors                                                      22

Item 6.  Exhibits                                                          23

SIGNATURE                                                                  24

EXHIBIT INDEX                                                              25

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)


                                                                                      January 31,             April 30,
                                                                                          2009                  2008
                                                                                   ------------------    ------------------
ASSETS:
Cash and cash equivalents                                                          $      18,347         $        32,608
Restricted cash                                                                            3,856                       -
Receivables, net:
  Real estate operations                                                                   4,064                  13,124
  Media services operations                                                               50,059                  45,701
                                                                                   ------------------    ------------------
                                                                                          54,123                  58,825

Taxes receivable                                                                           1,487                       -
Real estate inventory                                                                     81,817                  70,252
Investment assets, net                                                                    11,394                  10,300
Property, plant and equipment, net                                                        32,500                  28,914
Intangible and other assets, net                                                          27,182                  29,913
Goodwill                                                                                  54,139                  54,139
                                                                                   ------------------    ------------------
  TOTAL ASSETS                                                                     $     284,845         $       284,951
                                                                                   ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses                                         $      77,850         $        98,532
Notes payable:
  Amounts due within one year                                                             27,029                   4,816
  Amounts subsequently due                                                                15,366                  21,164
                                                                                   ------------------    ------------------
                                                                                          42,395                  25,980

Taxes payable                                                                                  -                     980
Deferred income taxes and other long-term liabilities                                     14,653                  12,358
Accrued pension cost                                                                       2,010                   2,045
                                                                                   ------------------    ------------------
  TOTAL LIABILITIES                                                                      136,908                 139,895
                                                                                   ------------------    ------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
  Shares authorized - 20,000,000; 7,420,704 shares issued at
  January 31, 2009 and 7,419,704 at April 30, 2008                                           742                     742
Capital contributed in excess of par value                                                46,100                  46,085
Retained earnings                                                                        131,274                 128,408
Accumulated other comprehensive loss, net                                                 (3,522)                 (3,522)
Treasury stock, at cost; 1,424,492 shares                                                (26,657)                (26,657)
                                                                                   ------------------    ------------------
  TOTAL SHAREHOLDERS' EQUITY                                                             147,937                 145,056
                                                                                   ------------------    ------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     284,845         $       284,951
                                                                                   ==================    ==================


                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended January 31, 2009 and 2008
                      (Thousands, except per share amounts)

                                                                                          2009                  2008
                                                                                   ------------------    ------------------
REVENUES:
Real estate land sales                                                             $         521         $         6,302
Media services operations                                                                 35,051                  36,458
Interest and other                                                                           148                     675
                                                                                   ------------------    ------------------
                                                                                          35,720                  43,435
                                                                                   ------------------    ------------------
COSTS AND EXPENSES:
Cost of sales - real estate land sales                                                       333                   2,332
Operating expenses:
  Media services operations                                                               30,874                  30,492
  Real estate commissions and selling                                                         79                     300
  Other                                                                                      465                    (305)
General and administrative:
  Media services operations                                                                3,545                   3,228
  Real estate operations and corporate                                                     1,182                   1,259
Restructuring and fire recovery costs, net                                                   (83)                    387
Interest expense, net of capitalized amounts                                                 222                     274
                                                                                   ------------------    ------------------
                                                                                          36,617                  37,967
                                                                                   ------------------    ------------------
INCOME (LOSS) BEFORE INCOME TAXES                                                           (897)                  5,468

PROVISION (BENEFIT) FOR INCOME TAXES                                                        (797)                  2,022
                                                                                   ------------------    ------------------
NET INCOME (LOSS)                                                                           (100)                  3,446

RETAINED EARNINGS, beginning of period                                                   131,374                 124,433
                                                                                   ------------------    ------------------
RETAINED EARNINGS, end of period                                                   $     131,274          $      127,879
                                                                                   ==================    ==================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                      $       (0.02)         $         0.57
                                                                                   ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       5,996                   6,014
                                                                                   ==================    ==================


                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Nine Months Ended January 31, 2009 and 2008
                      (Thousands, except per share amounts)

                                                                                          2009                  2008
                                                                                    ------------------    ------------------
REVENUES:
Real estate land sales                                                             $       6,594         $        27,613
Media services operations                                                                104,328                 104,317
Interest and other                                                                           658                   4,955
                                                                                   ------------------    ------------------
                                                                                         111,580                 136,885
                                                                                   ------------------    ------------------
COSTS AND EXPENSES:
Cost of sales - real estate land sales                                                       853                   9,663
Operating expenses:
  Media services operations                                                               91,324                  90,237
  Real estate commissions and selling                                                        248                     641
  Other                                                                                      999                     620
General and administrative:
  Media services operations                                                                9,825                   9,568
  Real estate operations and corporate                                                     3,257                   3,447
Restructuring and fire recovery costs, net                                                   629                     807
Interest expense, net of capitalized amounts                                                 481                     899
                                                                                   ------------------    ------------------
                                                                                         107,616                 115,882
                                                                                   ------------------    ------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                      3,964                  21,003

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                                      1,098                   7,770
                                                                                   ------------------    ------------------
INCOME FROM CONTINUING OPERATIONS                                                          2,866                  13,233
LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS (NET OF INCOME TAXES)                            -                     (57)
                                                                                    ------------------    ------------------
NET INCOME                                                                                 2,866                  13,176
RETAINED EARNINGS, beginning of period                                                   128,408                 121,333
DIVIDENDS PAID                                                                                 -                  (6,630)
                                                                                    ------------------    ------------------
RETAINED EARNINGS, end of period                                                   $     131,274         $       127,879
                                                                                    ==================    ==================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS                                                            $        0.48         $          2.09
  DISCONTINUED OPERATIONS                                                                      -                   (0.01)
                                                                                   ------------------    ------------------
EARNINGS PER SHARE - BASIC AND DILUTED                                             $        0.48         $          2.08
                                                                                   ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       5,996                   6,332
                                                                                   ==================    ==================


                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended January 31, 2009 and 2008
                                   (Thousands)

                                                                                          2009                  2008
                                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $       2,866            $     13,176
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            7,644                   8,014
  Non-cash credits and charges:
   Pension benefit                                                                           (35)                   (246)
   Allowance for doubtful accounts                                                           190                    (349)
(Gain) loss on disposition of assets, net                                                     59                  (1,781)
Changes in assets and liabilities:
   Receivables                                                                            (1,459)                  3,184
   Real estate inventory                                                                  (5,020)                (15,940)
   Intangible and other assets                                                              (196)                 (1,152)
   Accounts payable and accrued expenses                                                 (21,369)                  4,944
   Taxes payable                                                                          (2,467)                  2,053
   Deferred income taxes and other long-term liabilities                                   2,295                   3,236
                                                                                   ------------------    ------------------
    Total adjustments                                                                    (20,358)                  1,963
                                                                                    ------------------    ------------------
    Net cash provided by (used in) operating activities                                  (17,492)                 15,139
                                                                                    ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures - property, plant and equipment                                     (1,521)                 (4,565)
 Capital expenditures - investment assets                                                      -                  (1,097)
 Acquisition, net of cash acquired                                                        (3,075)                    195
 Proceeds from disposition of assets                                                           -                   4,749
 Restricted cash                                                                          (3,856)                      -
                                                                                   ------------------    ------------------
    Net cash used in investing activities                                                 (8,452)                   (718)
                                                                                   ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of treasury stock                                                                -                 (21,363)
  Exercise of stock options                                                                   15                       -
  Proceeds from debt financing                                                            51,137                  71,081
  Principal debt payments                                                                (39,469)                (74,683)
  Dividends paid                                                                               -                  (6,630)
                                                                                    ------------------    ------------------
    Net cash provided by (used in) financing activities                                   11,683                 (31,595)
                                                                                   ------------------    ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                    (14,261)                (17,174)
CASH AND CASH EQUIVALENTS, beginning of period                                            32,608                  42,102
                                                                                   ------------------    ------------------

CASH AND CASH EQUIVALENTS, end of period                                           $      18,347         $        24,928
                                                                                   ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amounts capitalized                                        $         458         $         1,029
                                                                                   ==================    ==================
 Income taxes paid - net of refunds                                                $       1,834         $         2,447
                                                                                   ==================    ==================
 Non-cash transactions:
  Transfer to real estate inventory from receivables                               $       6,530         $         3,892
                                                                                   ==================    ==================
  Transfer to real estate investment assets from receivables                       $       1,125         $             -
                                                                                   ==================    ==================

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended January 31, 2009 and 2008

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

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2008, which was previously filed with the Securities and Exchange Commission. All references to the third quarter or first nine months of 2009 and 2008 mean the fiscal three and nine month periods ended January 31, 2009 and 2008.

Certain 2008 financial statement amounts have been reclassified to conform to the current year presentation.

(2) Restricted Cash
    ---------------

Restricted cash of $3,856,000 reflects amounts held in escrow that were received in connection with the sale of investment assets that are identified as "1031 Exchange assets" and which are restricted pending the purchase of identified replacement assets.

(3) Receivables, Net
    ----------------

Accounts receivable, net consist of the following (in thousands):

                                              January 31,           April 30,
                                                  2009                2008
                                            ---------------    -----------------
Real estate operations:
  Mortgage notes and other receivables        $    4,166         $    13,236
  Less allowance for doubtful accounts              (102)               (112)
                                            ---------------    -----------------
                                              $    4,064         $    13,124
                                            ===============    =================
Media Services operations:
  Subscription Fulfillment Services               29,381              27,915
  Newsstand Distribution Services,
    net of estimated returns                      18,997              18,008
  Product Fulfillment Services and other           2,596                 433
                                             ---------------   -----------------
                                                  50,974              46,356
  Less allowance for doubtful accounts              (915)               (655)
                                            ---------------    -----------------
                                              $   50,059         $    45,701
                                            ===============    =================

Real estate operations mortgage notes and other receivables have decreased from April 30, 2008, primarily due to the reclassification of approximately $6,530,000 to real estate inventory and $1,125,000 to investment assets from mortgage notes receivable resulting from the Company's acceptance of deeds in lieu of foreclosure related to delinquent mortgage note receivables.

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $55,154,000 at January 31, 2009 and $55,930,000 at April 30, 2008. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the wholesaler customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement were netted ($29,662,000 was netted at January 31, 2009 and $22,703,000 at April 30, 2008) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

At January 31, 2009, net accounts receivable of Newsstand Distribution Services includes approximately $7,500,000 from a wholesaler customer that suspended normal business activities in February, which amount is subject to adjustment by magazine return activity subsequent to the end of the quarter that may differ from the Company's estimates. No payments of accounts receivable have been received by the Company from this customer after January 31, 2009. Because the amount of potential loss on amounts due from this wholesaler is unable to be estimated, the Company has not provided a specific allowance for uncollectibility, but it continues to monitor the collectibility of the net receivable and will provide an appropriate allowance if and when deemed necessary (see Note 14).

(4) Investment Assets, Net
    ----------------------

Investment assets, net consist of the following (in thousands):

                                               January 31,           April 30,
                                                 2009                  2008
                                            ---------------    -----------------
Land held for long-term investment            $   10,880         $     9,771
                                            ---------------    -----------------
Commercial rental properties:
  Land, buildings and improvements                   754                 754
  Furniture and fixtures                              40                  40
                                            ---------------    -----------------
                                                     794                 794
  Less accumulated depreciation                     (280)               (265)
                                            ---------------    -----------------
                                                     514                 529
                                            ---------------    -----------------
                                              $   11,394         $    10,300
                                            ===============    =================

(5) Property, Plant and Equipment, Net
    ----------------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                               January 31,           April 30,
                                                 2009                  2008
                                            ---------------    -----------------
Land, buildings and improvements              $   24,640         $    17,875
Furniture and equipment and other                 46,521              45,300
                                            ---------------    -----------------
                                                  71,161              63,175
Less accumulated depreciation                    (38,661)            (34,261)
                                            ---------------    -----------------
                                              $   32,500         $    28,914
                                            ===============    =================


The increase in Land, buildings and improvements is primarily attributable to the purchase of a warehouse in November 2008 (see Note 13).

(6) Intangible and Other Assets, Net
    --------------------------------

Intangible and other assets, net consist of the following (in thousands):

                                                      January 31, 2009                          April 30, 2008
                                             ------------------------------------     -----------------------------------
                                                                   Accumulated                              Accumulated
                                                 Cost             Amortization            Cost             Amortization
                                             --------------      ----------------     -------------      ----------------

Software development costs                   $    10,143         $      5,583         $    10,017        $      3,780
Deferred order entry costs                         5,183                    -               5,681                   -
Prepaid expenses                                   3,394                    -               3,047                   -
Customer contracts and relationships              15,000                2,551              15,000               1,613
Other                                              2,694                1,098               2,430                 869
                                             --------------      ----------------     -------------      ----------------
                                             $    36,414         $      9,232         $    36,175        $      6,262
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

(7) Accounts Payable, Net and Accrued Expenses
    ------------------------------------------

Accounts payable, net and accrued expenses consist of the following (in thousands):
                                             January 31,            April 30,
                                                 2009                 2008
                                          -----------------     ----------------
Publisher payables, net                     $    59,606           $    77,003
Accrued expenses                                  4,261                 5,000
Trade payables                                    3,917                 5,753
Other                                            10,066                10,776
                                          -----------------     ----------------
                                            $    77,850           $    98,532
                                          =================     ================


As described in Note 3, pursuant to the arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement were netted ($29,662,000 was netted at January 31, 2009 and $22,703,000 at April 30, 2008) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(8) Notes Payable
    -------------

Notes payable consist of the following (in thousands):

                                             January 31,            April 30,
                                                2009                  2008
                                          -----------------     ----------------
Notes payable:
 Line-of-credit borrowings:
   Real estate operations                   $    25,000           $    18,000
   Media services operations                     12,243                 4,582
 Real estate operations term loan                    -                  2,774
 Other notes payable                              5,152                   624
                                          -----------------     ----------------
                                            $    42,395           $    25,980
                                          =================     ================

The increase in Other notes payable is due to the assumption of a mortgage note payable in connection with the purchase of a warehouse in November 2008 (see
Note 13).

(9) Taxes
    -----

The Company recognized a net tax benefit of $797,000 during the three month period ended January 31, 2009, primarily resulting from a pre-tax loss for the quarter of $897,000 and a reduction in liabilities related to unrecognized tax benefits pursuant to Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". The liabilities related to unrecognized tax benefits that would have an impact on the effective tax rate were $1,585,000 at January 31, 2009 and $2,076,000 at April 30, 2008.

(10) Fair Value Measurements
     -----------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The Company's adoption of SFAS No. 157 for financial assets and financial liabilities, effective May 1, 2008, did not have an impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB
Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 159 effective May 1, 2008, but it has not designated any financial instruments to be subject to the fair value option.

(11) Discontinued Operations
     -----------------------

Loss from operations of discontinued business (net of income taxes) in the nine month period ended January 31, 2008 reflected costs associated with the settlement of all litigation related to the Company's El Dorado, New Mexico former water utility subsidiary that were in addition to costs that had been accrued for this matter in prior years.

(12) Restructuring and Fire Recovery Costs
     -------------------------------------

In January 2008, the Company announced a project to unify its magazine subscription, membership and direct mail fulfillment services from three locations into one location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies. The Company is still evaluating various alternatives for this expansion, which could require capital expenditures in the range of $15,000,000 to $20,000,000. The project is scheduled to be implemented over a two-to-three year period, and over that period may involve approximately $6,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. The State of Florida and the City of Palm Coast have agreed to provide incentives for the project, including cash and employee training grants and tax relief, which could amount to as much as $8,000,000, largely contingent on existing job retention, new job creation and capital investment. Previously during fiscal 2008, the Company announced (i) one significant workforce reduction in its Subscription Fulfillment Services business that occurred in the third quarter of fiscal 2008, (ii) a plan to redistribute the work performed at the Marion, Ohio facility of its Fulfillment Services business and the scheduled closing of that facility that was substantially completed in August 2008, and
(iii) the consolidation of fulfillment operations customer call centers. During the quarter ended January 31, 2009, the Company recognized $175,000 of income for certain incentives related to the unification project, which are netted with costs of $169,000. As a result, the Company reported a net gain of $6,000 related to the unification project in the third quarter of 2009 and incurred net costs of $567,000 for the first nine months of 2009 compared to net costs of $136,000 and $556,000 for the same periods of 2008, principally for severance and consulting costs. The items of income related to incentives and costs related to the unification project are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings.

On December 5, 2007, a warehouse of approximately 38,000 square feet leased by the Company's Kable News Company, Inc. subsidiary ("Kable News") in Oregon, Illinois was totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services. The Company was required to provide insurance for certain of those customers whose property was destroyed in the warehouse fire. Through February 28, 2009, the Company's insurance carrier had paid approximately $211,000 to customers for lost materials. Subject to the outcome of the lawsuit referred to in the final paragraph of this Note 12, the Company believes that the net effect of the outcome of other pending or unasserted claims related to materials of certain publishers for whom it was required to provide insurance, together with proceeds from its property claims, will not have a material effect on its financial position, results of operations or cash flows.

The Company has filed a preliminary claim with its insurance provider for its property loss as a result of the fire and has been advanced $500,000 for replacement of such property. During the quarter ended January 31, 2009, the Company replaced a portion of the fixed assets lost in the warehouse fire and recorded a $134,000 gain resulting from the recognition of insurance proceeds, which is netted against costs related to the fire. As a result, the Company reported a net gain of $77,000 for the third quarter and net charges to operations of $62,000 for the first nine months of 2009 related to fire recovery costs, principally for legal and other advisory costs that were not covered by insurance. The item of income related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings. In addition, the Company recorded $173,000 of other income in the first quarter of 2009 for a business interruption claim resulting from the fire, and has approximately $140,000 of business interruption claims pending with but not approved by its insurance provider.

In June 2008, a lawsuit was brought against Kable News by the owner of the warehouse building leased by the subsidiary that was totally destroyed in the fire. A temporary staffing company that provided the subsidiary with an employee who is alleged to have had a role in causing the fire while operating a forklift is also named as a defendant. Plaintiff's claims specific to Kable News are based on allegations of negligence and willful and wanton misconduct. The Company's liability insurance provides coverage for the negligence claim up to the policy limit, which may or may not be as much as the full amount of plaintiff's claimed damages, which is unknown at this time. Additionally, the insurance carrier has indicated it intends to deny coverage of the willful and wanton misconduct claim. A summary judgment motion brought by the temporary staffing company defendant has been denied. The Company believes Kable News has good defenses to the claims and also has potential cross-claims against the other parties for their conduct in the matter, and Kable News intends vigorously to defend the lawsuit. However, the proceeding remains at an early stage, and the Company is not in a position to predict its outcome.

In November 2008, a lawsuit was brought against Kable News by a magazine publisher and a number of insurance companies as the subrogees of other magazine publishers whose property stored by Kable News in the warehouse was destroyed in the fire. The three defendants are the warehouse owner, Kable News and the temporary staffing company that provided an employee who is alleged to have had a role in causing the fire. Plaintiffs' claims specific to Kable News are based on allegations of negligence, breach of contract and willful and wanton misconduct. The complaint seeks damages in an amount in excess of $1,000,000. The Company believes that Kable News has good defenses to the claims and also has potential cross-claims against the other defendants for their conduct in the matter, and intends vigorously to defend the lawsuit. However, the proceeding is at a very early stage, and the Company is not in a position to predict its outcome.

(13) Acquisitions
     ------------

On November 7, 2008, the Company announced the purchase, through a newly-formed subsidiary of Kable Media Services, Inc., of certain assets of Service Parts Supply Corp. ("SPS"), a privately-held company engaged in the product repackaging and fulfillment industry located in Fairfield, Ohio. In a separate transaction, another Company subsidiary purchased a warehouse leased by SPS. These transactions are expected to provide benefits to many of the customers of the Company's product fulfillment subsidiary through the combination of that subsidiary's services with those to be provided with the purchased SPS assets. Lastly, on the same date, another newly-formed subsidiary of Kable Media Services, Inc. purchased certain assets of Resource One Staffing, LLC, a provider of temporary staffing services that was majority-owned by the same individual who owned SPS. The aggregate purchase price of the assets purchased in the three transactions was approximately $8,500,000, and was financed from working capital, bank borrowings and the assumption of a mortgage note on the warehouse. The transactions have been accounted for as a business combination. The purchase price (including closing costs and excluding cash acquired) has been preliminarily allocated as follows: Receivables - $1,565,000; Inventory - $118,000; Property, plant and equipment - $6,826,000; Mortgage note payable - $4,747,000, and Other liabilities - $687,000.

(14) Subsequent Events
     -----------------

In January 2009, Anderson News, LLC ("ANCO"), a major wholesaler of magazines for retail distribution and a major Newsstand Distribution Services customer, announced a significant price surcharge and substantive changes to inventory risk practices effective February 1, 2009 and advised that it would no longer distribute publishers' magazines if the publisher did not agree to the revised policies. Shortly thereafter, Source Interlink Distribution, LLC ("SID"), another major wholesaler and Newsstand Distribution Services customer, announced that it also was imposing the price surcharge. ANCO and SID accounted for approximately 50% of nationwide magazine retail distribution. In response to these announcements, many publishers and national distributors, including the Company's Kable Distribution Services, Inc. ("KDS") subsidiary, which operates the Newsstand Distribution Services business, suspended shipments to ANCO and SID and made alternative distribution arrangements, principally with the two other major industry wholesalers.

On February 7, 2009, ANCO announced that it planned to suspend normal business activities, which occurred on February 16, 2009. On February 19, 2009, KDS was informed that ANCO was in the process of an orderly liquidation and that it was in default of its extensively secured bank loan. On March 2, five publishers filed an involuntary bankruptcy petition against ANCO under chapter 7 of the U.S. Bankruptcy Code seeking to have ANCO declared bankrupt and liquidated, but no decision on this petition has yet been announced by the Bankruptcy Court. At January 31, 2009, KDS had estimated net accounts receivable from ANCO of approximately $7,500,000, which amount is subject to adjustment by magazine return activity subsequent to the end of the quarter that may differ from the Company's estimates. No payments of accounts receivable have been received by KDS from ANCO after January 31, 2009. As the amount, if any, of ANCO's assets that may be available for payment to ANCO's unsecured creditors, including KDS, is presently unable to be estimated, no allowance for uncollectibility of this account receivable has yet been established, but the Company believes it is possible that a significant amount of the ANCO account receivable may ultimately be determined to be uncollectible, that such determination could be made as early as during the Company's current fiscal quarter ending April 30, 2009, and that the effect of this determination on Kable's financial results could be to place Kable (including its subsidiaries) in default of its credit facility. If Kable is unable to obtain a waiver for any event of default on satisfactory terms, Kable (including its subsidiaries) would not be able to borrow funds under the credit facility until the non-compliance is cured and the lender would be permitted to exercise a number of remedies, including the right to seek immediate repayment of all outstanding loans.

On February 9, 2009, SID brought a lawsuit against KDS, certain other national distributors, two of the major wholesalers and certain major publishers in which it alleged that the magazine publishers and distributors conspired to boycott SID to drive it out of business, and that the wholesalers participated in this effort. It has asserted claims under Section 1 of the Sherman Act (antitrust) for defamation and for tortious interference with its contracts with retailers. Damages have not been quantified. SID requested a preliminary injunction and obtained a temporary restraining order which required the publishers and distributors to continue to ship magazines to SID pending the hearing on the preliminary injunction motion. On February 18, 2009, SID settled with one of the publishers and advised the Court that it would no longer seek a preliminary injunction. Accordingly, the temporary restraining order was vacated. On February 27, 2009, SID announced it had settled with another publisher. The remaining defendants, including KDS, have moved to dismiss the lawsuit. The Company believes that KDS has good defenses to the claims and intends vigorously to defend the lawsuit. In view of the very early stage of this case, the Company is not in a position to predict its outcome. In the meantime, KDS is continuing to ship product to SID without the surcharge.

On March 10, 2009, ANCO commenced a civil action against KDS and others. The complaint contains allegations substantially similar to those made by SID.

As a result of the disruption to the magazine distribution system described above, there has been an adverse effect on commission revenues in the Newsstand Distribution Services business that is continuing, and at this time the Company is not able to quantify the effect of this disruption on its financial condition and results of operations.

(15) Information About the Company's Operations in Different Industry Segments
    --------------------------------------------------------------------------

As a result of the purchase of assets of certain businesses in November 2008 (see Note 13), the Company reclassified for both 2009 and 2008 certain revenues, expenses and capital expenditures previously reported as part of its Subscription Fulfillment Services segment and has reported them with revenues, expenses and capital expenditures of those businesses since the date of purchase as a separate segment, "Product Fulfillment Services and Other". The following tables set forth summarized data relative to the industry segments for continuing operations in which the Company operated for the three and nine month periods ended January 31, 2009 and 2008 (in thousands):

                                                                                               Product
                                                            Subscription     Newsstand       Fulfillment
                                             Real Estate     Fulfillment    Distribution    Services and    Corporate
                                              Operations      Services        Services           Other      and Other  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three months ended January 31, 2009:
Revenues                                      $      656     $   28,998     $     2,923      $     3,130     $     13    $  35,720

Income (loss) from continuing operations              96           (540)             29              140          175         (100)
Provision (benefit) for income taxes from
  continuing operations                           (1,026)           (40)             32               74          163         (797)
                                              --------------- -------------- -------------- --------------- ------------ -----------
Income (loss) from continuing operations
  before income taxes                               (930)          (580)             61              214          338         (897)
Interest expense (income), net (b)                    24            619            (223)              16         (214)         222
Depreciation and amortization                         10          2,610             149               19           37        2,825
                                              --------------- -------------- -------------- --------------- ------------ -----------
EBITDA (c)                                    $     (896)    $    2,649     $       (13)     $       249     $    161    $   2,150
                                              --------------- -------------- -------------- --------------- ------------ -----------

Capital expenditures                          $        -     $      730     $         -      $       134     $  6,498    $   7,362

------------------------------------------------------------------------------------------------------------------------------------
Three months ended January 31, 2008 (a):
Revenues                                      $    6,943     $   32,645     $     2,944      $       892     $     11    $  43,435

Income (loss) from continuing operations           2,440            622             151             (106)         339        3,446
Provision for income taxes from continuing
  operations                                       1,433            303              89                -          197        2,022
                                              --------------- -------------- -------------- --------------- ------------ -----------
Income (loss) from continuing operations
  before income taxes                              3,873            925             240             (106)         536        5,468
Interest expense (income), net (b)                     -          1,236            (346)               -         (616)         274
Depreciation and amortization                          9          2,404             246               10            2        2,671
                                              --------------- -------------- -------------- --------------- ------------ -----------
EBITDA (c)                                    $    3,882      $   4,565     $       140      $       (96)    $    (78)   $   8,413
                                              --------------- -------------- -------------- --------------- ------------ -----------

Capital expenditures                          $       26      $   1,544     $        74      $         -     $      -    $   1,644

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                Product
                                                            Subscription     Newsstand       Fulfillment
                                             Real Estate     Fulfillment    Distribution    Services and    Corporate
                                              Operations      Services        Services           Other      and Other  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended January 31, 2009:
Revenues                                      $    7,186     $   90,175     $     9,374      $     4,779     $     66    $ 111,580

Income (loss) from continuing operations           2,556         (1,349)            609              226          824        2,866
Provision (benefit) for income taxes from
  continuing operations                              566           (515)            445              124          478        1,098
                                              --------------- -------------- -------------- --------------- ------------ -----------
Income (loss) from continuing operations
  before income taxes                              3,122         (1,864)          1,054              350        1,302        3,964
Interest expense (income), net (b)                    24          2,300            (841)              16       (1,018)         481
Depreciation and amortization                         30          7,103             434               37           40        7,644
                                              --------------- -------------- -------------- --------------- ------------ -----------
EBITDA (c)                                    $    3,176     $    7,539     $       647      $       403     $    324    $  12,089
                                              --------------- -------------- -------------- --------------- ------------ -----------

Capital expenditures                          $        8     $    1,371     $        10      $       134     $  6,499    $   8,022

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended January 31, 2008 (a):
Revenues                                      $   32,234     $   92,111     $     9,811      $     2,449     $    280    $ 136,885

Income (loss) from continuing operations          12,167         (1,318)            954              114        1,316       13,233
Provision (benefit) for income taxes from
  continuing operations                            7,145           (705)            557                -          773        7,770
                                              --------------- -------------- -------------- --------------- ------------ -----------


Income (loss) from continuing operations
  before income taxes                             19,312         (2,023)          1,511              114        2,089       21,003
Interest expense (income), net (b)                     -          4,097          (1,215)               -       (1,983)         899
Depreciation and amortization                        125          7,083             733               68            5        8,014
                                              --------------- -------------- -------------- --------------- ------------ -----------
EBITDA (c)                                    $   19,437     $    9,157     $     1,029      $       182     $    111    $  29,916
                                              --------------- -------------- -------------- --------------- ------------ -----------

Capital expenditures                          $    1,204     $    4,344     $       111      $         -     $      3    $   5,662

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

Item 2. Management's  Discussion and Analysis of Financial Condition
        ------------------------------------------------------------
        and Results of Operations
        -------------------------

INTRODUCTION
------------

The Company, through its subsidiaries, is primarily engaged in four business segments: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, "AMREP Southwest") and the Subscription Fulfillment Services, Newsstand Distribution Services and Product Fulfillment Services businesses operated by Kable Media Services, Inc. and its subsidiaries (collectively, "Kable" or "Media Services"). The Company's foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the April 30, 2008 consolidated financial statements and accompanying notes. All references in this Item 2 to the third quarter or first nine months of 2009 and 2008 mean the fiscal three and nine month periods ended January 31, 2009 and 2008.

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", effective May 1, 2008. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated financial position or results of operations. The Company also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", effective May 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company's consolidated financial position or results of operations. The Company did not adopt any new accounting policies during the quarter ended January 31, 2009.

RESULTS OF OPERATIONS
---------------------

For the third quarter of 2009, the Company had net loss of $100,000, or $0.02 per share, compared to net income of $3,446,000, or $0.57 per share, in the third quarter of 2008. For the first nine months of fiscal 2009, net income was $2,866,000, or $0.48 per share, compared to net income of $13,176,000, or $2.08 per share, for the same period of 2008. Revenues were $35,720,000 and $111,580,000 in the third quarter and first nine months of 2009 compared to $43,435,000 and $136,885,000 in the same periods last year.

Results for the first nine months of 2008 included a loss from discontinued operations of $57,000, net of tax, or $0.01 per share, that reflected costs incurred in the first quarter of 2008 in connection with the settlement of all litigation related to the Company's El Dorado, New Mexico former water utility subsidiary that were in addition to costs estimated and accrued for this matter in the fourth quarter of fiscal 2007.

Revenues from land sales at AMREP Southwest were $521,000 and $6,594,000 for the three and nine month periods ended January 31, 2009 compared to $6,302,000 and $27,613,000 for the same periods of the prior year. The decrease of $5,781,000 for the third quarter of 2009 compared to the same quarter of 2008 reflected the sale in last year's third quarter of two commercial lots totaling $5,731,000 with no comparable sales in 2009. AMREP Southwest continues to experience substantially lower land sales in its principal market of Rio Rancho, New Mexico due to the severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began in earlier periods. Third quarter 2009 land sales revenues were from the sale of 11 developed residential lots and 3 undeveloped residential lots to homebuilders, while in the same period of fiscal 2008 there were land sales of 26 undeveloped residential lots to homebuilders and the sale of approximately 25 acres of undeveloped land to commercial developers. The trend of declining permits for new home construction in the Rio Rancho area also continues, with 32% fewer single-family residential building permits issued during calendar year 2008 than in calendar year 2007. The Company believes that this decline has been consistent with the well-publicized problems of the national home building industry and credit markets, including fewer sales of both new and existing homes, an increasing number of mortgage delinquencies and foreclosures and a tightening of mortgage availability. Faced with these adverse conditions, builders have slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots. These factors have also contributed to a steep decline in the sale of undeveloped land to both builders and investors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others. For the third quarter and first nine months of fiscal 2009 and 2008, the Company's land sales in Rio Rancho were as follows:

                                                              Fiscal Year
                          --------------------------------------------------------------------------------------
                                           2009                                          2008
                          ---------------------------------------      -----------------------------------------
                                                       Revenues                                       Revenues
                           Acres        Revenues       Per Acre         Acres         Revenues        Per Acre
                            Sold        (in 000s)      (in 000s)         Sold         (in 000s)       (in 000s)
                         ----------    -----------    -----------      --------      ------------    -----------

Three months ended
January 31:
 Developed
   Residential               1.5        $   361        $   241              -         $       -       $      -
   Commercial                  -              -              -           25.0             5,731            229
                         ----------    -----------    -----------      --------      ------------    -----------
 Total Developed             1.5            361            241           25.0             5,731            229
 Undeveloped                 2.5            160             64           24.3               571             24
                         ----------    -----------    -----------      --------      ------------    -----------
   Total                     4.0        $   521        $   130           49.3         $   6,302       $    128
                         ----------    -----------    -----------      --------      ------------    -----------

Nine months ended
January 31:
 Developed
   Residential               3.2        $   789        $   247           30.0         $   9,468       $    316
   Commercial                1.0            126            126           38.8             8,651            223
                         ----------    -----------    -----------      --------      ------------    -----------
 Total Developed             4.2            915            218           68.8            18,119            263
 Undeveloped               134.4          5,679             42          326.5             9,494             29
                         ----------    -----------    -----------      --------      ------------    -----------
   Total                   138.6        $ 6,594        $    48          395.3         $  27,613       $     70
                         ----------    -----------    -----------      --------      ------------    -----------

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale both developed and undeveloped land from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors. The revenue per acre of undeveloped land in the third quarter of 2009 was higher compared to the same period in the prior year due to the undeveloped land sold in the current year being from locations nearer developed areas and thus generally having higher average selling prices. The average gross profit percentage on land sales decreased from 63% in the third quarter 2008 to 36% for the same period in 2009, reflecting the fact that the 2008 third quarter land sales included approximately 25 acres of commercial property which carried a higher profit margin than was produced by the sale of developed residential lots in the third quarter of 2009. For the first nine months the average gross profit percentage increased from 65% in 2008 to 87% in 2009. This increase for the first nine months of 2009 was attributable to the mix of land sold, and principally was the result of a second quarter 2009 sale of 50 acres of undeveloped land to one purchaser for $3,849,000, which contributed a gross profit of $3,825,000 (99%). Revenues, gross profits, average sales prices and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company's Media Services operations decreased from $36,458,000 for the third quarter of 2008 to $35,051,000 for the same period in 2009, a decline of 4%. For the first nine months of 2009, Kable Media's revenues of $104,328,000 were generally unchanged from $104,317,000 in the same period of 2008. The revenue decrease in the third quarter of 2009 reflected an 11% revenue decrease from reduced and lost business from Subscription Fulfillment Services. The well-publicized problems confronting the magazine publishing industry, including declining advertising revenues, lower subscription  and  newsstand  sales and  increasing  costs,  contributed  to the decline in the revenues of Kable since publishing is the principal industry which Kable serves. Revenues from Subscription Fulfillment Services operations decreased from $32,645,000 and $92,111,000 for the three and nine month periods of 2008 to $28,998,000 and $90,175,000 for the comparable periods in 2009, primarily reflecting the net effect of the previously mentioned reduced and lost business from certain customers that was offset in part by revenue gains from new and existing clients. Revenues from Newsstand Distribution Services operations were generally unchanged for the third quarter of 2009 compared to the third quarter of 2008, totaling $2,923,000 this year compared to $2,944,000 for the same period in 2008. Newsstand Distribution Services revenues decreased from $9,811,000 for the first nine months of 2008 to $9,374,000 for the same period in 2009, primarily reflecting a softening of magazine newsstand demand. Revenues from Product Fulfillment Services and other increased from $892,000 and $2,449,000 for the three and nine month periods of the prior year to $3,130,000 and $4,779,000 for the comparable periods in the current year, primarily as a result of the inclusion of the results of operations of the Company's product repackaging business and temporary staffing services business from early November 2008 when the Company purchased certain assets of companies that had been in those businesses. Kable's operating expenses increased by $382,000 and $1,087,000 for the third quarter and first nine months of 2009 compared to the same periods in 2008, primarily attributable to higher consulting and computer systems integration costs of the Subscription Fulfillment Services business, which were partly offset by lower interest expense principally due to lower interest rates in both periods of 2009.

As a result of the significant disruption in the magazine distribution system that occurred in February 2009 (see Note 14), there has been an adverse effect on commission revenues in the Newsstand Distribution Services business that is continuing. Because uncertainties still remain in the distribution system, the Company is not yet able to predict the effect of this disruption on its financial condition and results of operations.

In January 2008, the Company announced a project to unify its magazine subscription, membership and direct mail fulfillment services from three locations into one location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies. The Company is still evaluating various alternatives for this expansion, which could require capital expenditures in the range of $15,000,000 to $20,000,000. The project is scheduled to be implemented over a two-to-three year period, and over that period may involve approximately $6,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. The State of Florida and the City of Palm Coast have agreed to provide incentives for the project, including cash and employee training grants and tax relief, which could amount to as much as $8,000,000, largely contingent on existing job retention, new job creation and capital investment. Previously during fiscal 2008, the Company announced (i) one significant workforce reduction in its Subscription Fulfillment Services business that occurred in the third quarter of fiscal 2008, (ii) a plan to redistribute the work performed at the Marion, Ohio facility of its Fulfillment Services business and the scheduled closing of that facility that was substantially completed in August 2008, and
(iii) the consolidation of fulfillment operations customer call centers. During the quarter ended January 31, 2009, the Company recognized $175,000 of income for certain incentives related to the unification project, which are netted with costs of $169,000. As a result, the Company reported a net gain of $6,000 related to the unification project in the third quarter of 2009 and incurred net costs of $567,000 for the first nine months of 2009 compared to net costs of $136,000 and $556,000 for the same periods of 2008, principally for severance and consulting costs. The items of income related to incentives and costs related to the unification project are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings.

On December 5, 2007, a warehouse of approximately 38,000 square feet leased by the Company in Oregon, Illinois was totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services. The Company was required to provide insurance for certain of those customers whose property was destroyed in the warehouse fire. Through February 28, 2009, the Company's insurance carrier had paid approximately $211,000 to customers for lost materials. The Company believes that the net effect of the outcome of other pending or unasserted claims related to materials of certain publishers for whom it was required to provide insurance, together with proceeds from its property claims, will not have a material effect on its financial position, results of operations or cash flows.

The Company has filed a preliminary claim with its insurance provider for its property loss as a result of the fire and has been advanced $500,000 for replacement of such property. During the quarter ended January 31, 2009, the Company replaced a portion of the fixed assets lost in the warehouse fire and recorded a $134,000 gain resulting from the recognition of insurance proceeds, which is netted against costs related to the fire. As a result, the Company reported a net gain of $77,000 for the third quarter and net charges to operations of $62,000 for the first nine months of 2009 related to fire recovery costs, principally for legal and other advisory costs that were not covered by insurance. The item of income related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings. In addition, the Company recorded $173,000 of other income in the first quarter of 2009 for a business interruption claim resulting from the fire, and has approximately $140,000 of business interruption claims pending with but not approved by its insurance provider.

Interest and other revenues decreased $527,000 and $4,297,000 for the third quarter and nine month periods ended January 31, 2009 compared to the same periods in the prior year, primarily due to a pre-tax gain from the sale of a commercial property ($1,873,000) and the forfeiture of a deposit for the purchase of land by a homebuilder who did not exercise a purchase option ($618,000) in the second quarter of 2008, with no similar transactions occurring in the first nine months of 2009. In addition, interest and other revenues were also lower in the third quarter and first nine months of 2009 compared to the same periods in 2008 due to lower cash balances.

Real estate commissions and selling expenses decreased $221,000 and $393,000 for the third quarter and nine month periods ended January 31, 2009 compared to the same periods in the prior year, principally due to the reduced land sales. Other operating expenses increased $770,000 and $379,000 for the three and nine month periods ended January 31, 2009 compared to the same periods last year, primarily due to a net favorable $558,000 adjustment to real estate tax expense in the third quarter of 2008 resulting from the finalization of a property tax valuation appeal by AMREP Southwest and a $184,000 adjustment to real estate tax expense in 2009 as a result of receiving the final calendar year 2008 tax bills.

General and administrative expenses of Media Services operations increased $317,000 and $257,000 in the third quarter and first nine months of 2009 compared to the same periods in 2008, primarily due to the aforementioned higher consulting fees and computer system integration costs associated with the unification project of the Subscription Fulfillment Services business. Real estate operations and corporate general and administrative expense decreased $77,000 and $190,000 for the third quarter and first nine months of 2009 compared to the same periods last year, primarily due to reduced professional fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and Media Services operations, and from borrowings under its various lines-of-credit and development loan agreements.

Cash Flows From Operating Activities
------------------------------------

Real estate receivables decreased from $13,124,000 at April 30, 2008 to $4,064,000 at January 31, 2009 reflecting the net effect of (i) the reclassification of approximately $6,530,000 to real estate inventory and $1,125,000 to investment assets from mortgage notes receivable resulting from the Company's acceptance of deeds in lieu of foreclosure related to delinquent mortgage note receivables and (ii) payments received on mortgage notes held by AMREP Southwest offset in part by mortgages notes received by AMREP Southwest in connection with real estate sales that closed during the first nine months of 2009.

Media Services operations accounts receivable increased from $45,701,000 at April 30, 2008 to $50,059,000 at January 31, 2009, primarily due to the effect of higher quarter-end billings at January 31, 2009 compared to April 30, 2008 and the timing of payments by customers. Media Services operations accounts receivable include approximately $7,500,000 from a distribution wholesaler customer that suspended normal business activities in February, which amount is subject to adjustment by magazine return activity subsequent to the end of the quarter that may differ from the Company's estimates. No payments of accounts receivable have been received by the Company from this customer after January 31, 2009. Because the potential loss on amounts due from this wholesaler is unable to be estimated, the Company has not provided an allowance for uncollectibility, but it continues to monitor the collectibility of the net receivable and will provide an appropriate allowance if and when deemed necessary (see Notes 3 and 14).

Real estate inventory was $81,817,000 at January 31, 2009 compared to $70,252,000 at April 30, 2008. Inventory in the Company's core real estate market of Rio Rancho increased from $63,215,000 at April 30, 2008 to $74,442,000 at January 31, 2009, primarily reflecting the reclassification of mortgage notes receivable to inventory discussed above and the net effect of development spending and land sales. The balance of real estate inventory consisted of properties in Colorado.

Property, plant and equipment increased from $28,914,000 at April 30, 2008 to $32,500,000 at January 31, 2009, primarily due to a third quarter warehouse acquisition by the Company, offset in part by normal depreciation charges.

Accounts payable and accrued expenses decreased from $98,532,000 at April 30, 2008 to $77,850,000 at January 31, 2009, primarily as a result of the timing of payments due to publishers and vendors. In addition, under a distribution arrangement with one publisher customer of the Newsstand Distribution Services business, that publisher bears the ultimate credit risk of non-collection of related amounts due from the customers to which the Company distributes the publisher's magazines. Accounts receivable subject to this arrangement were netted ($29,662,000 was netted at January 31, 2009 and $22,703,000 was netted at April 30, 2008) against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Cash Flows From Investing Activities
------------------------------------

Restricted cash of $3,856,000 reflects amounts held in escrow that were received in connection with the sale of investment assets that are identified as "1031 Exchange assets" and which are restricted pending the purchase of identified replacement assets.

On November 7, 2008, the Company, through a newly-formed subsidiary of Kable, acquired certain assets of a privately-held product repackaging and fulfillment industry company, including a warehouse. The aggregate purchase price of the assets purchased was approximately $8,500,000, and was financed from working capital, bank borrowings and the assumption of a $4,747,000 mortgage note on the warehouse (see Note 13).

Capital expenditures totaled $1,521,000 and $5,662,000 in the first nine months of 2009 and 2008. Capital expenditures in 2009 were primarily for computer hardware and software development expenditures related to the Subscription Fulfillment Services business. Capital expenditures in 2008 were also for computer hardware and software development expenditures related to the Subscription Fulfillment Services business, as well as for certain real estate investment assets. Based in part on discussions with existing lenders, the Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures, subject in all respects to the following discussion about cash flows from financing activities.

Cash Flows From Financing Activities
------------------------------------

AMREP Southwest has a $25,000,000 revolving credit facility with a bank that matures in September 2009. The revolving credit facility had an outstanding balance of $25,000,000 at January 31, 2009 and $24,000,000 at February 28, 2009.
At January 31, 2009, AMREP Southwest was in compliance with the facility's covenants. As a result of the extreme volatility in the financial markets, the cost of obtaining money has increased and many lenders have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity on terms similar to current terms and, in some cases, have ceased to provide funding to borrowers. The bank has recently initiated discussions with AMREP Southwest regarding a renewal of the arrangement; however, the bank has also indicated that, due to the credit markets and the real estate economy, it would expect different terms and conditions, including a higher interest rate, in order to extend the line.

Kable maintains a bank credit facility aggregating $52,536,000, including revolving credits of $45,000,000 maturing in May 2010 and term borrowings of $7,536,000 maturing in part in December 2009 and the balance in May 2010, which is described in greater detail in the 2008 Form 10-K. The total outstanding balance of the bank credit facility was $12,244,000 at January 31, 2009. The facility requires Kable to comply with a number of covenants, including some based upon its financial performance measured at the end of its fiscal quarters. At January 31, 2009, Kable was in compliance with these covenants. However, as reported in Note 14 to the financial statements, Kable has a net estimated account receivable of approximately $7,500,000 at January 31, 2009 from Anderson News, LLC, a major wholesaler customer of Kable's Newsstand Distribution Services business that has ceased operations and is liquidating, and at this time Kable is unable to estimate the collectibility of the account. The Company believes it is possible that a significant portion of the account will be determined to be uncollectible and that such determination could be made as early as during the Company's current fiscal quarter ending April 30, 2009. Depending on the amount of the reserve that Kable establishes for this or other uncollectible accounts receivable, Kable may become in default of one or more of the covenants under its credit facility, unless the non-compliance is waived by the lender. If Kable is unable to obtain a waiver for any event of default on satisfactory terms, Kable would not be able to borrow funds under the facility until the non-compliance is cured and the lender would be permitted to exercise a number of remedies, including the rights to seek immediate repayment of all outstanding loans. Kable is in discussions with the lending bank, which is monitoring the situation but has not indicated what action, if any, it would take should such a default occur.

With respect to the Subscription Fulfillment Services unification project described above in Results of Operations, the Company expects that this project will include a two-to-three year capital expansion program. The Company is still evaluating various alternatives for this expansion, which could require capital expenditures in the range of $15,000,000 to $20,000,000, of which $3,800,000 is contemplated to be provided by AMREP Southwest in the form of an "IRS Section 1031 reinvestment" purchase of an office building that will be leased back to Palm Coast Data ("Palm Coast"), a Kable subsidiary. The Company also estimates that the implementation of this program will result in approximately $6,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. To assist in the program, Palm Coast has procured approximately $8,000,000 of actual and potential incentives from the State of Florida and the City of Palm Coast for the project, including cash and employee training grants and tax relief that are largely contingent on existing job retention, new job creation and capital investment. The Company is in various stages of discussions with several possible lenders to provide financing for part of this expansion, with the balance anticipated to be funded from operations.

In all of the above cases, there can be no assurance the required financing will be available on satisfactory terms.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual obligations as of January 31, 2009 for the items indicated (in thousands):

                                               Less than          1 - 3             3 - 5           More than
Contractual Obligations         Total           1 year            years             years            5 years
-----------------------         -----          ---------          -----             -----           ---------

Notes payable                  $ 42,395         $ 27,029         $ 10,818         $   321           $   4,227
Operating leases and other       24,992            5,233           10,363           6,637               2,759
                             -----------    --------------    -------------     -------------    --------------
Total                          $ 67,387         $ 32,262         $ 21,181         $ 6,958           $   6,986
                             ===========    ==============    =============     =============    ==============

The increase in notes payable from April 30, 2008 was due to increased borrowings by AMREP Southwest and Media Services, and to the assumption of a mortgage note payable in connection with the purchase of a warehouse in November 2008 (see Note 13). Operating leases and other includes liabilities of $2,230,000 related to unrecognized tax benefits and related accrued interest recorded in accordance with FIN 48. Refer to Notes 9, 14 and 16 to the consolidated financial statements included in the 2008 Form 10-K for additional information on long-term debt and commitments and contingencies.

Pension Plan
------------

With the recent substantial declines in the global equity and debt markets, there has been a substantial decline in the fair market value of the assets in the Retirement Plan for Employees of AMREP Corporation ("Plan"), from $27,225,000 at April 30, 2008 to approximately $15,623,000 at February 28, 2009.
Under current law, funding requirements to the Plan are determined based upon the provisions of the Pension Protection Act of 2006, which generally requires "full funding" (as defined) of defined benefit pension plans to be made over a seven year period. As a result, it is expected that there will be funding requirements from the Company to the Plan beginning in calendar 2010. The amount that may be required to be funded by the Company is not presently determinable, as it will be based upon the fair market value of assets of the Plan as of January 1, 2009 ($18,539,000) as compared to the actuarially computed value of the Plan's vested liabilities at that date, which amount has not yet been determined by the Plan actuary. In addition, the change from April 30, 2008 to April 30, 2009 in the accrued pension liability for the Plan based upon the fair market value of assets compared to the pension benefit obligation as of those dates will be reflected as a component of comprehensive income or loss in the Company's 2009 financial statements.

Risk Factors
------------

In addition to the other information set forth in this report included in Part II, "Item 1A. Risk Factors", the factors discussed in Part I, "Item 1A. Risk Factors" in the 2008 Form 10-K, which could materially affect the Company's business, financial condition or future results, should be carefully considered. The risks described herein and in the 2008 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Statement of Forward-Looking Information
----------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading "Risk Factors". Many of the factors that will determine the Company's future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the unification project of the Subscription Fulfillment Services business (including the Company's estimated related capital expenditures and incentives anticipated to be received from the State of Florida and the City of Palm Coast), the receivables owing from Anderson News, LLC, future financing requirements and the status of negotiations with the Company's existing lenders, and future pension plan funding obligations. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------- ----------------------------------------------------------
The Company has several credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At January 31, 2009, borrowings of $33,999,000 were subject to variable interest rates. Refer to Item 7(A) of the 2008 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures
------- -----------------------

Evaluation of Disclosure  Controls and Procedures

The Company's management, with the participation of the Company's chief financial officer and the other executive officers whose certifications accompany this quarterly report, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other executive officers have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the

Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
------- -----------------

On February 9, 2009, a civil action was commenced in the United States District Court for the Southern District of New York entitled Source Interlink
Distribution, LLC, et al. v. American Media, Inc., et al. Source Interlink Distribution, LLC ("Source") is a wholesaler of magazines. It has alleged that magazine publishers and distributors, including Kable Distribution Services, Inc. ("Kable"), which is a wholly-owned subsidiary of the Company, conspired to boycott Source to drive it out of business, and that other wholesalers participated in this effort. It has asserted claims under Section 1 of the Sherman Act (antitrust) for defamation and for tortious interference with its contracts with retailers. Damages have not been quantified. The Company believes that Kable has good defenses to the claims and intends vigorously to defend the lawsuit. However, the lawsuit was commenced very recently and the Company is not in a position to predict its outcome.

On March 10, 2009, Anderson News, LLC commenced a civil action against Kable and others. The complaint contains allegations substantially similar to those made by Source.

Item 1A. Risk Factors
-------- ------------

As described below, a recent notification that a significant customer of the Company has ceased operations and the impact of the current global financial crisis and condition of credit and capital markets may involve further risks to the Company's business.

Kable faces a risk of  non-compliance  with a financial  covenant related to its
--------------------------------------------------------------------------------
bank  credit  facility,  and may be unable  to obtain a waiver of such  covenant
--------------------------------------------------------------------------------
default.
--------

As reported in Note 14 to the financial statements included in this Quarterly Report, Kable has a net estimated account receivable of approximately $7,500,000 from Anderson News, LLC, which has ceased operations and is in liquidation. At this time, Kable is unable to estimate the collectibility of the account. Kable was in compliance with all covenants in its bank credit facility as of January 31, 2009. However, the Company believes it is possible that a significant amount of the Anderson News, LLC account receivable may ultimately be determined to be uncollectible, that such determination could be made as early as during the Company's current fiscal quarter ending April 30, 2009, and that the effect of this determination on Kable's financial results could be to place Kable in default of its credit facility. If Kable is unable to obtain a waiver for any event of default on satisfactory terms, Kable would not be able to borrow funds under the credit facility until the non-compliance is cured and the lender would be permitted to exercise a number of remedies, including the right to seek immediate repayment of all outstanding loans. Kable may not be able to obtain a waiver of any default that occurs on acceptable terms, on a timely basis or at all. In addition, any waiver may require Kable to pay a fee to the lender under the credit facility or to amend the terms of the credit facility, which could increase its cost of credit and related expenses and adversely impact the Company's results of operations. If Kable fails to obtain a waiver of any default and the lender under the credit facility requires Kable to immediately repay all amounts outstanding under such facility, it would have a material adverse effect on the Company's liquidity, business, financial condition and results of operations.

The  effects of the  current  global  economic  crisis may impact the  Company's
--------------------------------------------------------------------------------
business, operating results or financial condition.
---------------------------------------------------

The current global economic crisis has caused a general tightening of the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. The macroeconomic developments could negatively affect the Company's business, operating results or financial condition in a number of ways. For example, current or potential real estate developers may be unable to obtain financing which could cause them to delay, decrease or cancel purchases of land from the Company, and revenues from advertising sources may deteriorate such that magazine publishers cease publishing certain titles and thus no longer have a requirement for the Company's services.

The current deterioration of the credit and capital markets may adversely impact
--------------------------------------------------------------------------------
the Company's ability to obtain financing on acceptable terms,  which may hinder
--------------------------------------------------------------------------------
or prevent the Company from meeting its future operational and capital needs.
-----------------------------------------------------------------------------

Global financial markets have been experiencing extreme volatility and disruption, and the debt and equity capital markets have been exceedingly distressed. These issues have made, and will likely continue to make, it difficult to obtain financing. Also, as a result of the concerns about the stability of financial markets, the cost of obtaining money from the credit markets has increased, as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or except on terms less favorable than those of the existing debt, and reduced or, in some cases, ceased to provide funding to borrowers. Moreover, even if lenders are willing and able to provide adequate funding, interest rates may rise in the future and therefore increase the cost of borrowing. As a result, the Company may be unable to obtain adequate financing for its operating needs or for its anticipated future capital expenditures.

Item 6. Exhibits
------- --------

Exhibit No.                             Description
-----------                             -----------
  10.1 Amended and Restated Distribution Agreement dated as of July 1, 2008 between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc.*
  31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
  31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
  31.3 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
  32      Certification required pursuant to 18 U.S.C. Section 1350.



*Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 12, 2008         AMREP CORPORATION
                                 (Registrant)

                              By: /s/  Peter M.Pizza
                                  ----------------------------------------------
                                    Peter M. Pizza
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                             Description
-----------                             -----------
  10.1 Amended and Restated Distribution Agreement dated as of July 1, 2008 between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc.* - Filed Herewith
  31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 - Filed herewith.
  31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 - Filed herewith.
  31.3 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 - Filed herewith.
  32 Certification required pursuant to 18 U.S.C. Section 1350 - Filed herewith.











*Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.