Form 10-K
period 2009-04-30
AMREP CORP.
filed 2009-07-14
CIK 6207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ x ] Annual  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 For the fiscal year ended April 30, 2009
                                       OR

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
for such shorter  period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X     No
                                -----      -----

Indicate by check mark whether the Registrant has submitted  electronically  and posted on its corporate Web site, if any, every  Interactive  Data File required to be  submitted  and posted  pursuant to Rule 405 of  Regulation  S-T  (section
229.405 of this  chapter)  during the  preceding  12 months (or for such shorter period that the registrant was required to submit and post such files).

                            Yes         No
                                -----      -----

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained,  to the best of the Registrant's knowledge, in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [X ]

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
               Yes                           No   X
                    -----                       -----

As of October 31, 2008, which was the last business day of the Registrant's most recently  completed  second fiscal  quarter,  the aggregate  market value of the
Common Stock held by  non-affiliates  of the  Registrant was  $52,088,734.  Such aggregate  market  value was  computed by reference to the closing sale price of the  Registrant's  Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this  calculation  only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them.  In making such  calculation,  the  Registrant  is not making a determination of the affiliate or non-affiliate  status of any holders of shares of Common Stock.

As of July 10, 2009,  there were  5,996,212  shares of the  Registrant's  Common
Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

As  stated  in Part III of this  annual  report on Form  10-K,  portions  of the
Registrant's  definitive  proxy  statement to be filed within 120 days after the end of the  fiscal  year  covered  by  this  annual  report  on  Form  10-K  are incorporated herein by reference.

                                     PART I
                                     ------
Item 1. Business
------- --------
                                     GENERAL

The Company* was organized in 1961 and, through its  subsidiaries,  is primarily engaged in four business  segments:  the Real Estate business  operated by AMREP
Southwest Inc. and its subsidiaries (collectively,  "AMREP Southwest"),  and the
Subscription  Fulfillment Services,  Newsstand Distribution Services and Product
Fulfillment Services and other businesses operated by Kable Media Services, Inc.
and  its  subsidiaries   (collectively,   "Kable"  or  "Media  Services").  Data
concerning  industry  segments  is set  forth  in  Note 20 of the  notes  to the consolidated  financial  statements.  The Company's foreign sales and activities are not significant.

All references in this Item 1 to 2009, 2008 and 2007 mean the fiscal years ended
April 30, 2009, 2008 and 2007, unless otherwise qualified.

                             REAL ESTATE OPERATIONS

The Company  conducts its Real Estate  business  through AMREP  Southwest,  with these  activities  occurring  primarily  in the City of Rio Rancho  and  certain adjoining areas of Sandoval County,  New Mexico.  References below to Rio Rancho include the City and such adjoining  areas. As of July 1, 2009,  AMREP Southwest had ten employees.

Properties - Rio Rancho

Rio  Rancho  consists  of  91,049  contiguous  acres  in  Sandoval  County  near
Albuquerque,  of  which  approximately  73,810  acres  have  been  platted  into
approximately   114,680  residential  and  commercial  lots,  16,470  acres  are dedicated to  community  facilities,  roads and  drainage  and the  remainder is unplatted land. At April 30, 2009, approximately 90,450 of these residential and commercial  lots had been sold by AMREP  Southwest  net of lot  repurchases  and those  returned  to  AMREP  Southwest  by deeds  in lieu of  foreclosure.  AMREP
Southwest  currently  owns  approximately  17,340 acres in Rio Rancho,  of which approximately 4,460 acres are in contiguous blocks, which are being developed or are suitable for development,  and approximately 2,010 acres are in areas with a high concentration of ownership, where AMREP Southwest owns more than 50% of the lots in the area.  These  high  concentration  areas are  suitable  for  special assessment  districts  or city  redevelopment  areas  that may allow for  future development under the auspices of local  government.  The balance of acres owned is in scattered  lots,  where AMREP  Southwest owns less than 50% of the lots in the area, that may require the purchase of a sufficient number of adjoining lots to create tracts  suitable for development or that AMREP Southwest may offer for sale individually or in small groups.

Development  activities  conducted  or arranged by AMREP  Southwest  include the obtaining of necessary governmental approvals ("entitlements"),  installation of utilities and necessary storm drains, and building or improving of roads. At Rio
Rancho,  AMREP  Southwest  is  developing  both  residential  lots and sites for commercial  and  industrial  use as the demand  warrants,  and also is  securing entitlements  for  large  development  tracts  for  sale  to  homebuilders.  The engineering  work at Rio Rancho is performed by both AMREP  Southwest  employees and outside firms,  but  development  work is performed by outside  contractors.
AMREP Southwest  personnel market land at Rio Rancho,  both directly and through brokers.  AMREP  Southwest  competes with other owners of land in the Rio Rancho and Albuquerque  area that offer for sale developed  residential  lots and sites for commercial and industrial use.

The City of Rio Rancho is the third largest city in New Mexico with a population of  approximately  80,000.  It was  named  as the  83rd  best  place  to live by
CNNMoney.com  in 2008 for those  cities in the United  States with  greater than
50,000  residents.  The city's  population  grew by  approximately  54% from the calendar year 2000 through 2008. In March 2009 its  unemployment  rate was 5.9%.
The city has significant  construction  projects recently completed,  ongoing or announced, including: (i) a new central business district with a 6,500 seat

-------------------
*As used herein,  "Company" includes the Registrant and its subsidiaries  unless the context requires or indicates otherwise.

events  center and a new city hall,  (ii) a new second  high  school,  (iii) the planned opening of the University of New Mexico West Campus,  (iv)  construction of  a  new  Hewlett-Packard  technical  and  customer  support  center  and  (v)
construction of two new hospitals.  Major non-government employers include Intel
Corporation,  U.S.  Cotton and  customer  care call  centers of Bank of America,
JCPenney, Victoria's Secret and Sprint PCS.

In Rio Rancho,  AMREP  Southwest  sells both developed and  undeveloped  lots to national,  regional and local  homebuilders,  commercial and industrial property developers and others.  In the last three fiscal years, land sales in Rio Rancho have been as follows:

                               Acres                                 Revenues
                                Sold            Revenues             Per Acre
                             ----------    -----------------     ---------------
         2009:
          Developed
            Residential             13      $     3,109,000       $    239,200
            Commercial               1              126,000            126,000
                             ----------    -----------------     ---------------
          Total Developed           14            3,235,000            231,100
          Undeveloped              134            5,679,000             42,400
                             ----------    -----------------     ---------------
            Total                  148      $     8,914,000       $     60,200
                             ----------    -----------------     ---------------

         2008:
          Developed
            Residential             30      $     9,542,000       $    318,100
            Commercial              39            8,651,000            221,800
                             ----------    -----------------     ---------------
          Total Developed           69           18,193,000            263,700
          Undeveloped              337            9,709,000             28,800
                             ----------    -----------------     ---------------
         Total                     406      $    27,902,000       $     68,700
                             ----------    -----------------     ---------------

         2007:
          Developed
            Residential            138      $    39,407,000       $    285,600
            Commercial              56           15,728,000            280,900
                             ----------    -----------------     ---------------
          Total Developed          194           55,135,000            284,200
          Undeveloped              857           40,690,000             47,500
                             ----------    -----------------     ---------------
          Total                  1,051      $    95,825,000       $     91,200
                             ----------    -----------------     ---------------

Since early 1977,  AMREP  Southwest has sold no individual lots without homes at
Rio Rancho to consumers.  A  substantial  number of lots without homes were sold prior to 1977,  and most of these remain in areas where  utilities  have not yet been installed.  Under certain of the pre-1977 lot sale contracts,  if utilities have  not  reached  a lot  when the  purchaser  is ready to build a home,  AMREP
Southwest  is  obligated  to  exchange a lot in an area then  serviced by water, telephone and electric  utilities for the lot of the purchaser,  without cost to the purchaser.  AMREP  Southwest has not incurred  significant  costs related to such exchanges.

Other Properties

AMREP  Southwest  also owns two tracts of land in  Colorado,  consisting  of one residential  property of approximately  160 acres planned for  approximately 400 homes  that  AMREP  Southwest  intends  to offer  for sale  upon  obtaining  all necessary  entitlements,  and one property of  approximately  10 acres zoned for commercial use, which is being offered for sale.

SUBSCRIPTION  FULFILLMENT SERVICES,  NEWSSTAND DISTRIBUTION SERVICES AND PRODUCT
                   FULFILLMENT SERVICES AND OTHER OPERATIONS

The Company (i) through its Kable  Subscription  Fulfillment  Services  and Palm
Coast Data ("Palm Coast")  subsidiaries  performs  subscription  fulfillment and related  services for  publishers  and other  customers,  (ii) through its Kable
Newsstand  Distribution Services subsidiary  distributes  periodicals nationally and in Canada and, to a small  degree,  in other  foreign  countries,  and (iii)
through its Kable Product Fulfillment Services, Specialty Packaging Services and

Staffing  Resources   subsidiaries,   distributes  premium  products,   provides
packaging services and provides temporary staffing services. As of July 1, 2009,
Kable employed  approximately  1,860 persons,  of whom approximately  1,670 were involved in subscription  fulfillment activities,  100 in newsstand distribution activities  and  90  in  product  fulfillment  services  and  staffing  services combined.  The employment numbers do not include the temporary  employees of the staffing services business.

Subscription Fulfillment Services

Kable's  Subscription   Fulfillment  Services  business  performs  a  number  of
fulfillment   and   fulfillment-related    activities,    principally   magazine
subscription fulfillment services and list services, and it accounted for 85% of
Kable's revenues in 2009.

In its magazine subscription fulfillment services operation, Kable processes new orders,  receives  and  accounts  for  payments,  prepares  and  sends  to  each publisher's  printer the labels or tapes  containing  the names and addresses of subscribers for mailing each issue,  handles subscriber  telephone inquiries and correspondence,  prepares  renewal  and  statement  notifications  for  mailing, maintains  subscriber lists and databases,  generates  marketing and statistical reports,  processes Internet orders and prints forms and promotional  materials.
Kable performs all of these services for many clients,  but some clients utilize only certain of them.  Although by far the largest number of magazine titles for
which  Kable   performs   subscription   fulfillment   services   are   consumer
publications,   Kable  also  performs   services  for  a  number  of  membership
organizations,  trade  (business)  publications  and  government  agencies  that utilize the broad capabilities of Kable's extensive database systems.

Kable's  lettershop  and graphics  departments  prepare and mail  statements and renewal forms for its  publisher  clients to use in their  subscriber  mailings.
List services  clients are also primarily  publishers  for whom Kable  maintains client  customer lists,  selects names for clients who rent their lists,  merges rented  lists with a client's  lists to eliminate  duplication  for the client's promotional mailings,  and sorts and sequences mailing labels to provide optimum postal discounts.  Kable also provides membership services to both publisher and non-publisher  clients including donation processing and membership  fulfillment for membership organizations,  in addition to more standard magazine fulfillment services that are also used by membership clients.

Kable performs subscription fulfillment services for approximately 750 different magazine titles for approximately 230 clients and maintains databases of over 68 million active subscribers for its client publishers.  In a typical month, Kable produces  approximately 77 million mailing labels for its client  publishers and also processes over 26 million pieces of outgoing mail for these clients.

There are a number of companies that perform  subscription  fulfillment services for publishers and with which Kable competes,  including one that is larger than
Kable.  Since publishers often utilize only a single  fulfillment  company for a particular  publication,  there is intense  competition  to obtain  subscription fulfillment contracts with publishers.  Competition for non-publisher clients is also  intense.  Kable  has a  sales  staff  whose  primary  task  is to  solicit subscription fulfillment business.

Newsstand Distribution Services

In its Newsstand Distribution Services business, Kable distributes magazines for approximately  200  publishers.  Among  the  titles  are many  special  interest magazines,  including various hobbyist,  celebrity, puzzle, automotive,  comics,
romance  and  sports   magazines.   In  a  typical  month,   Kable   distributes
approximately  52  million  copies  of  various  titles  to  wholesalers.  Kable coordinates  the  movement of the  publications  from its  publisher  clients to approximately  90  independent  wholesalers.  The  wholesalers  in turn sell the publications to major retail chains and independent retail outlets.  All parties generally have full return rights for unsold copies. The Newsstand  Distribution
Services business accounted for 9% of Kable's revenues in 2009.

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

Kable generally  makes  substantial  cash advances to publishers  against future sales that  publishers  may use to help pay for printing,  paper and  production costs  prior  to the  product  going  on  sale.  Kable  is  usually  not paid by wholesalers  for product until some time after the product has gone on sale, and is  therefore  exposed to credit  risks with both  publishers  and  wholesalers.
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
During 2009, business with four of these wholesalers accounted for approximately
76% of the 2009 gross billings of the Newsstand  Distribution Services business, which is common for the industry.

During the fourth quarter of 2009,  Anderson News, L.L.C.  ("Anderson"),  one of
the  four  major   wholesalers   referred  to  above  and  which  accounted  for
approximately 30% of the gross billings of the newsstand  distribution industry, ceased  operations.  This business closure caused a temporary  disruption in the
newsstand   distribution   industry,  and  the  revenues  of  Kable's  Newsstand
Distribution  Services  business were  adversely  affected for a period of time.
Subsequently,  magazines that  previously had been  distributed by Anderson were allocated to other major wholesalers, and as a result, the three remaining major wholesalers now distribute a substantial  percentage of the industry product. Of
Kable's Newsstand  Distribution  Services aggregate accounts receivable at April
30, 2009, approximately 45% were due from these three wholesalers.

Product Fulfillment Services and Other

For some time, as an adjunct to its Subscription  Fulfillment Services business,
Kable has offered product fulfillment  services to its publisher clients.  These services are generally  fee-based for filling  orders,  either paid or non-paid.
Many  publishers  offer premiums (a free gift) to subscribers for subscribing to their  magazines and also offer to sell (paid orders) copies of current or older issues of their magazines as well as other items that may be offered for sale in their magazines or on their websites.  Additionally,  almost all publishers want the ability to send replacement copies to subscribers who for whatever reason do not receive their original  subscription  copy.  More recently,  Kable has added full customer service, web-based ordering, and the processing of external orders
(via an  electronic  file in most cases) to its list of services,  many of which are subcontracted from other divisions within the Company. Once developed, these services are portable to non-publishing clients as well.

In November 2008,  Kable  purchased  certain assets of a company  engaged in the specialty  packaging  business  and  now,  as  part of its  Product  Fulfillment
Services business,  Kable provides  customized  packaging  solutions,  which may include receiving, warehousing,  packaging and shipping services to a variety of businesses that require various degrees of packaging and order  fulfillment from bulk inventory of their products. These services are typically fee-based.

As of May 1, 2009,  the Product  Fulfillment  Services  business,  including the specialty packaging business, is operating out of a 191,000 square foot facility owned by the Company in Fairfield, Ohio.

In November 2008,  Kable also purchased  certain assets of a temporary  staffing
company  in  Fairfield,   Ohio  and  established  a  staffing   company  ("Kable
Staffing").  Kable  Staffing  operates  as a separate  business  which  provides temporary  employees to local  companies,  including  Kable Product  Fulfillment
Services.  Many of its clients  experience  fluctuations in their businesses and therefore choose to use temporary employees from an agency rather than trying to manage the labor themselves. In this business, Kable Staffing hires and pays the employees  it  provides  to its  clients,  and  charges  its clients a rate that includes its margin for providing this service.

Both  Product  Fulfillment  Services  and  Kable  Staffing  operate  in  a  very competitive environment.  Together, they accounted for 6% of Kable's revenues in
2009.

Available Information

The Company  maintains an Internet website at  www.amrepcorp.com.  The Company's
Annual Report on Form 10-K,  quarterly reports on Form 10-Q,  current reports on
Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a)
and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Company's website as soon as reasonably  practicable after such material is electronically  filed with, or furnished to, the Securities and
Exchange Commission.  The information found on the Company's website is not part of this or any other report that the Company  files with,  or furnishes  to, the
Securities and Exchange Commission.

Item 1A. Risk Factors
-------- ------------

The risks  described  below are among those that could  materially and adversely affect the Company's  business,  financial  condition or results of  operations.
These risks could cause  actual  results to differ  materially  from  historical experience and from results predicted by any forward-looking  statements related to  conditions  or events that may occur in the future.  These risks are not the only risks the Company faces,  and other risks include those not presently known as well as those that are currently considered to be less significant.

General Economic Risks
----------------------

The effects of the  current  global  economic  crisis may  adversely  impact the
Company's business, operating results or financial condition.

The current global economic crisis has caused a general tightening of the credit markets,  lower  levels of  liquidity,  increases  in the rates of  default  and bankruptcy,  and extreme volatility in credit,  equity and fixed income markets.
These macroeconomic developments could negatively affect the Company's business, operating  results or  financial  condition  in a number of ways.  For  example, current or potential real estate  developers  may be unable to obtain  financing which could cause them to delay,  decrease or cancel  purchases of land from the
Company,  and  revenues  from  advertising  sources  may  deteriorate  such that magazine  publishers cease  publishing  certain titles and thus no longer have a requirement for the Company's services.

The current deterioration of the credit and capital markets may adversely impact the Company's ability to obtain financing on acceptable terms,  which may hinder or prevent the Company from meeting its future operational and capital needs.

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

Substantially all of the Company's real estate assets are located in Rio Rancho, which is adjacent to  Albuquerque,  New Mexico.  As a result of this  geographic concentration,  the Company could be affected by changes in economic  conditions in this region from time to time,  including economic  contraction due to, among other  things,  the failure or downturn of key  industries  and  employers.  The
Company's results of operations, future growth or both may be adversely affected if the demand for  residential  or  commercial  real estate  declines in the Rio
Rancho area as a result of changes in economic  conditions.  For  example,  real estate land sales have  declined  from $95.8  million in 2007 to $8.9 million in
2009, as builders have slowed the pace of building on developed lots  previously purchased  from the Company in Rio Rancho and delayed or cancelled  the purchase of additional developed lots.

A downturn in the  business of Rio Rancho's  largest  employer  could  adversely affect the Company's real estate development business there.

Intel Corporation ("Intel") is the largest employer in Rio Rancho and operates a large  semiconductor  manufacturing  facility  there.  Although  Intel  has made substantial  investments in the Rio Rancho plant in recent years, it has reduced its employment  there from 4,700 at April 30, 2008 to 3,000 April 30, 2009 as it has adjusted to current business  conditions.  If Intel's presence in Rio Rancho were to continue to diminish  for any reason,  such as in response to a downturn in its semiconductor  manufacturing  business, the Rio Rancho real estate market and consequently the Company's land development  business located there could be adversely affected.

As Rio Rancho's  population  continues to grow, the Company's  land  development activities in that market may be subject to greater  limitations  than they have been historically.

When the  Company  acquired  its core real estate  inventory  in Rio Rancho over
40 years ago, the area was not developed and had a low  population.  As of April
30,  2009,  Rio  Rancho  was the  third  largest  city in New  Mexico  and had a population of  approximately  80,000.  As Rio Rancho's  population  continues to grow, the Company may be unable to engage in development  activities  comparable to those the Company has engaged in  historically.  Local community or political groups may oppose the Company's  development  plans or require  modification  of those  plans,  which could cause  delays or increase  the cost of the  Company's development  projects.  In addition,  zoning density limitations,  "slow growth"
provisions or other land use  regulations  implemented  by state,  city or local governments could further restrict the Company's development activities or those of its homebuilder customers, or could adversely affect financial returns from a given project, which could adversely affect the Company's results of operations.

The Company's real estate assets are diminishing  over time,  meaning  long-term growth in the real estate  business will require the  acquisition  of additional real estate assets, possibly by expanding into new markets.

Substantially  all of the Company's real estate  revenues are derived from sales of the Company's core  inventory in Rio Rancho.  This property was acquired more than 40 years  ago, and each time the Company  develops and sells real estate to customers in Rio Rancho, the Company's real estate assets diminish.  As of April
30, 2009, the Company owned  approximately  17,340 acres in Rio Rancho out of an original  purchase of  approximately  91,000 acres.  The  continuity  and future growth of the  Company's  real estate  business  will  require  that the Company acquire  new  properties  in or near Rio  Rancho or expand to other  markets  to provide  sufficient  assets to  support a  meaningful  real  estate  development business.  While the Company holds two  properties  in Colorado,  it has not for many years made any  significant  attempt to identify a development  opportunity similar to the one the Company has undertaken in Rio Rancho, and there can be no assurance that the Company will identify such an opportunity in another  market.
If the Company does not acquire new real estate assets, its real estate holdings will continue to diminish,  which will adversely affect the Company's ability to continue its real estate operations at a significant level.

The Company's  remaining Rio Rancho real estate is not all in contiguous blocks, which  may  adversely  affect  the  Company's  ability  to sell  lots at  levels comparable with past years.

Of the  approximately  17,340  acres in Rio  Rancho  that the  Company  owned at
April 30,  2009,  approximately  4,460 acres were in contiguous  blocks that are being developed or are suitable for development,  and approximately  2,010 acres were in areas with a high  concentration  of  ownership,  where the Company owns more than 50% of the lots in the area, suitable for special assessment districts or city  redevelopment  areas  that may allow for future  development  under the auspices  of local  government.  The  balance is in  scattered  lots,  where the
Company  owns  less  than 50% of the lots in the area,  which  may  require  the purchase of a sufficient  number of adjoining lots to create tracts suitable for development  or that the  Company  may offer for sale  individually  or in small groups.  As the  Company's  land sales  continue and the number of the Company's contiguous and highly  concentrated  lots diminishes,  the Company's  ability to continue to be in a position  to sell lots and  generate  land sale  revenues at satisfactory  levels  may be  adversely  affected,  which  would have an adverse effect on the Company's results of operations.

The Company may not be able to acquire properties or develop them successfully.

If the Company is able to identify real estate development opportunities outside of Rio Rancho,  the success of the  Company's  real  estate  segment  will still depend in large  part upon its  ability  to  acquire  additional  properties  on satisfactory terms and to develop them successfully. If the Company is unable to do so, its results of operations could be adversely affected.

The  acquisition,  ownership and  development  of real estate is subject to many risks that may adversely affect the Company's  results of operations,  including the risks that:

 -   the  Company  may not be able to  acquire a desired  property  because  of competition from other real estate  investors who may have greater capital than the Company has;

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

 -   the  Company  may be  unable  to  quickly  and  efficiently  integrate  new acquisitions,  particularly acquisitions of portfolios of properties,  into its existing operations.

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

The Company will likely compete for real estate investment  opportunities  with, among others, insurance companies,  pension and investment funds,  partnerships, real estate or housing developers,  investment companies, real estate investment trusts and owner/occupants.

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

There  are  many  legal,   regulatory  and  other  requirements   regarding  the
development  of  land,  which  may  delay  the  start  of  planned   development
activities,  increase the Company's  expenses or limit the Company's  customers'
development activities. Development activities performed in connection with real estate sales  include  obtaining  necessary  governmental  approvals,  acquiring access to water  supplies,  installing  utilities and necessary storm drains and building  or  improving  roads.  Numerous  local,  state and  federal  statutes, ordinances  and  rules  and  regulations,  including  those  concerning  zoning,
resource   protection  and  environmental  laws,  regulate  these  tasks.  These regulations often provide broad discretion to the governmental  authorities that regulate  these  matters  and  from  whom  the  Company  must  obtain  necessary approvals.  The  approval  process  can be lengthy and delays can  increase  the
Company's costs, as well as the costs for the primary customers of the Company's real estate business (residential and commercial developers).  Failure to obtain necessary  approvals  would  significantly  adversely  affect the Company's real estate development activities and its results of operations.

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

Various  laws and  regulations  impose  liability  on real  property  owners and operators for the costs of investigating, cleaning up and removing contamination caused by hazardous or toxic substances at a property.  In the Company's role as a property owner or developer,  the Company could be held liable for such costs.
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

During  periods  of  economic  expansion,  the real  estate  industry  typically benefits from an increased  demand for  developable  land.  In contrast,  during periods of economic contraction, the real estate industry is typically adversely affected by a decline in demand. For example,  beginning in early 2007 increased defaults under sub-prime  mortgages led to significant  losses for the companies offering such mortgages and  contributed to a severe downturn in the residential housing market that is continuing.  Further,  real estate  development  projects typically begin, and financial and other resources are committed,  long before a real estate project comes to market,  which could be during a time when the real estate market is depressed. There can be no assurance that an increase in demand or an economic  expansion  will occur or be sustained in the Rio Rancho  market, where the Company's core real estate  business is based and operates,  or in any other new market into which the Company expands its real estate operations.  Any of the following  (among other factors,  including those mentioned  elsewhere in this  report)  could cause a general  decline in the demand for  residential  or commercial real estate which, in turn,  could contribute to a severe downturn in the real estate  development  industry that could have an adverse  effect on the
Company's results of operations:

 -  periods of general economic slowdown or recession;

 -  changes in government regulation;

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

Risks Related to the Company's Media Services Operations
--------------------------------------------------------

If the Company cannot efficiently integrate the constituents of its Subscription
Fulfillment  Services business,  it may not realize the expected benefits of the acquisition  of Palm  Coast,  and  the  resources  and  attention  required  for successful  integration  may  interrupt  the existing  subscription  fulfillment business.

In  January 2007,  the  Company  acquired  Palm Coast,  which is, like Kable,  a leading  United  States  provider of  subscription  fulfillment  services to the magazine  publishing  industry.  An  important  objective  of the  Company is to consolidate the Company's two  subscription  fulfillment  businesses and thereby reduce costly duplications. There is a significant degree of difficulty involved in this process.  The  maintenance of ongoing  operations of each business while integrating  the businesses  will depend on the Company's  ability to retain key
officers  and  personnel  while  it   simultaneously   proceeds  to  expand  its
operational and financial  systems.  The Company has started this  consolidation process which is expected to continue over the next two years.  This increase in operating  complexities  throughout  this  process may have a negative  near and long-term effect on the Company's  anticipated  benefits resulting from the Palm
Coast acquisition.

The  Company's   publisher   customers  face  business  pressures  from  reduced
advertising  revenues and increased costs for paper,  printing and postal rates.
These factors could have a negative affect on their operating  income,  and this in turn could negatively  affect the Company's media services  operations.

An  important  source of revenues  for the  magazine  publishing  industry,  the principal industry served by the Company,  is derived from advertising  sources.
As a result of the economic slowdown, there has been a well publicized reduction in  advertising  at all  levels  which  has  caused a higher  attrition  rate of magazine titles than has been previously experienced. In addition, the Company's publisher  customers' principal raw material is paper. Paper and printing prices have  fluctuated  over the past several  years,  and  significant  unanticipated increases  in  paper  prices  could  adversely  affect  a  publisher  customer's operating income.  Postage for magazine  distribution and direct solicitation is another  significant  operating  expense of the Company's  publisher  customers, which  primarily use the U.S. Postal Service to distribute  their products.  The
U.S. Postal Service  implemented a postal rate increase  effective May 11, 2009.
Any continued softness in advertising revenues or significant increases in paper costs,  printing  costs or postal rates that  publishers  are not able to offset could have a negative affect on their operating  income,  and this in turn could negatively affect the Company's media services operations.

The Company's media services  operations could face increased costs and business disruption from instability in the newsstand distribution channel.

The Company extends credit to various Newsstand Distribution Services customers, whose credit  worthiness  and  financial  position may be affected by changes in
economic  or  other  external   conditions.   Financial   instruments  that  may
potentially subject the Company to a significant concentration of risk primarily
consist  of  trade  accounts   receivable  from   wholesalers  in  the  magazine
distribution  industry.  A small number of  wholesalers  are  responsible  for a significant  percentage of the wholesale magazine  distribution  business in the
United States.  Recently, there has been increased instability in the wholesaler channel  that has led to one major  wholesaler  abandoning  the  business and to certain  disruptions  to  magazine  distribution.  There is the  possibility  of further  consolidation  among these wholesalers and insolvency or non-payment of its obligations by one or more of these wholesalers, which could have a material adverse impact on the Company's  results of operations and financial  condition.
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

As is  customary  in  the  magazine  distribution  industry,  almost  all of the
Company's revenues in its Newsstand  Distribution  Services business segment are derived from sales made on a fully returnable basis,  meaning that customers may return unsold copies of magazines for credit.  During the Company's  fiscal year ended April 30, 2009, customers ultimately returned for credit approximately 70%

of the magazines  initially  distributed by the Company.  The Company recognizes revenues  from the  distribution  of  magazines  at the time of  delivery to the wholesalers,  less a reserve for  estimated  returns that is based on historical experience  and  recent  sales data on an  issue-by-issue  basis.  Although  the
Company has the  contractual  right to return  these  magazines  for  offsetting credits from the publishers  from whom the magazines are purchased,  an error in estimating  the  percentage of returns at the end of an accounting  period could have the effect of understating or overstating  revenues in the period affected, which  misstatement  would have to be adjusted in a  subsequent  period when the actual return information becomes known.

The  introduction and increased  popularity of alternative  technologies for the distribution  of news,  entertainment  and other  information  and the resulting shift in consumer habits and advertising  expenditures from print to other media has adversely affected the Company's media services business segments.

Revenues in the  Company's  media  services  business  segments are  principally
derived  from  services  the  Company   performs  for  traditional   publishers.
Historically, a reduction in the demand for the Company's newsstand distribution services due to lower sales of magazines at  newsstands  has often been at least partially  offset  by an  increase  in  demand  for the  Company's  subscription fulfillment  services  as  consumers  affected  by the  reduction  in  newsstand distribution  instead sought publications  through  subscription.  However,  the distribution of news,  entertainment  and other information via the Internet has become  increasingly  popular,  and  consumers  increasingly  rely  on  personal computers,  cellular phones and other electronic  devices for such  information.
The resulting  reduction in demand for traditional  print media and the shift of advertising  dollars from traditional  print media to online media has adversely affected  the  publishing  industry in general and has had a negative  impact on both the Company's Subscription  Fulfillment Services and Newsstand Distribution
Services segments.

Competitive  pressures  may result in a decrease in the  Company's  revenues and profitability.

The subscription  fulfillment and newsstand distribution services businesses are highly  competitive,  and  some  of the  Company's  competitors  have  financial resources  that are  substantially  greater  than  the  Company's.  The  Company experiences  significant  price competition in the markets in which it competes.
Competition in the Company's  media  services  businesses may come not only from other service providers,  but also from the Company's customers,  who may choose to develop their own internal subscription fulfillment or newsstand distribution operations,  thereby  reducing  demand for the Company's  services.  Competitive pressures  could cause the Company's  media  services  businesses to lose market share or result in  significant  price erosion that could have an adverse effect on the Company's results of operations.

The  Company's  operating  results  depend  in  part  on  successful   research,
development  and  marketing  of new or  improved  services  and data  processing capabilities  and  could  suffer  if the  Company  is not  able to  continue  to successfully implement new technologies.

The Company  operates in highly  competitive  markets  that are subject to rapid change, and must therefore continue to invest in developing  technologies and to improve  various  existing  systems  in order to remain  competitive.  There are substantial  uncertainties  associated with the Company's efforts to develop new technologies  and  services  for  the  subscription  fulfillment  and  newsstand
distribution   markets  the  Company  serves.   The  Company  makes  significant
investments in new information processing  technologies and services that may or may not prove to be profitable.  Even if these developments are profitable,  the operating margins resulting from their application would not necessarily  result in an improvement over the Company's historical margins.

The Company may not be able to  successfully  introduce  new  services  and data processing capabilities on a timely and cost-effective basis.

The success of new and improved  services depends on their initial and continued
acceptance by the publishers and other customers with whom the Company  conducts business.  The Company's  media  services  businesses  are affected,  to varying degrees, by technological  changes and shifts in customer demand.  These changes result in the  transition  of services  provided and increase the  importance of
being  "first  to  market"  with  new   services  and   information   processing
innovations.  Difficulties or delays in the development, production or marketing of new services and information processing capabilities may be experienced,  and may adversely affect the Company's results of operations. These difficulties and delays could also prevent the Company from realizing a reasonable  return on the
investment   required  to  bring  new   services  and   information   processing
capabilities to market on a timely and cost effective basis.

The Company's  operations  could be disrupted if its  information  systems fail, causing increased expenses and loss of sales.

The Company's  business depends on the efficient and uninterrupted  operation of its  systems and  communications  capabilities,  including  the  maintenance  of customer databases for billing and label processing,  and the Company's magazine distribution order regulation system. If a key system were to fail or experience unscheduled  downtime  for any  reason,  even if only  for a short  period,  the
Company's  operations  and financial  results could be adversely  affected.  The
Company's  systems could be damaged or interrupted by a security  breach,  fire, flood, power loss,  telecommunications failure or similar event. The Company has a formal disaster recovery plan in place, but this plan may not entirely prevent delays or other  complications  that  could  arise from an  information  systems failure.  The  Company's  business  interruption  insurance  may not  adequately compensate the Company for losses that may occur.

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

The Company  processes a large number of credit card  transactions  on behalf of its  Subscription  Fulfillment  Services  customers  and is thus  subject to the extensive  rules and  regulations of the leading credit card  associations.  The card associations  modify their rules and regulations from time to time, and the
Company's  inability  to  anticipate  changes  in  rules,   regulations  or  the
interpretation  or  application  thereof  may result in  substantial  disruption to its business. In the event that the card associations or the sponsoring banks
determine  that  the  manner  in  which  the  Company   processes  certain  card
transactions is not in compliance with existing rules and regulations, or if the card  associations  adopt new rules or regulations that prohibit or restrict the manner in which the  Company  processes  card  transactions,  the Company may be forced to modify the manner in which it operates,  which may increase  costs, or cease processing certain types of transactions altogether, either of which could have a negative impact on its business.  As an example of the card  associations amending  their  regulations,  Kable is now  required to comply with the Payment
Card Industry (PCI) Data Security  Standard.  The Company continues to implement its plans at its Subscription  Fulfillment  Services locations where credit card transactions  are processed in order to meet the compliance  requirements of the
PCI Data Security Standard.  The Company may be subject to substantial penalties and  fines if it is  determined  that its plans or  performance  do not meet the compliance requirements of the PCI Data Security Standard.

Other Business Risks
--------------------

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

To manage the Company's future growth, the Company's management must continue to improve  operational  and  financial  systems and to expand,  train,  retain and manage the Company's  employee base. If the Company  grows,  it will also likely need to recruit and retain additional  qualified management  personnel,  and its ability to do so will depend upon a number of factors,  including  the Company's results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. At the same time, the Company will likely be  required  to  manage an  increasing  number of  relationships  with  various customers and other parties.  If the Company's  management  personnel,  systems, procedures  and controls are  inadequate  to support its  operations,  expansion could be slowed or halted and the  opportunity  to gain  significant  additional market  share  could  be  impaired  or  lost.  Any  inability  of the  Company's management to manage the Company's  growth  effectively may adversely affect its results of operations.

The Company's  business  could be seriously  harmed if the Company's  accounting controls and  procedures  are  circumvented  or otherwise  fail to achieve their intended purposes.

Although the Company  evaluates its internal  controls over financial  reporting and its  disclosure  controls and  procedures  at the end of each  quarter,  any system of controls,  however well  designed  and  operated,  is based in part on certain  assumptions and can provide only reasonable,  not absolute,  assurances that the objectives of the system will be met. Any failure or  circumvention  of the controls and  procedures  or failure to comply with  regulations  related to controls and  procedures  could have a material  adverse effect on the Company's results of operations.

In  addition,  there can be no assurance  that the  Company's  internal  control systems and  procedures,  or the  integration  of its  subscription  fulfillment services  businesses  or any other  future  acquisitions  and  their  respective internal control systems and procedures,  will not result in or lead to a future material weakness in the Company's internal controls, or that the Company or its independent  registered  public  accounting  firm will not  identify  a material weakness in the  Company's  internal  controls in the future.  If the  Company's internal  controls over  financial  reporting are not considered  adequate,  the
Company may experience a loss of public confidence,  which could have an adverse effect on the Company's business and the price of the Company's common stock.

Further,  deficiencies  or weaknesses that are not yet identified by the Company could emerge and the  identification  and  correction of those  deficiencies  or weaknesses could have an adverse effect on the Company's results of operations.

The  Company's  pension  plan,  which the Company  froze in 2004,  is  currently underfunded and will require additional cash contributions.

The Company's  pension plan was underfunded on a generally  accepted  accounting principles basis by approximately  $10.7 million at April 30,  2009. The Company froze the  pension  plan  effective  March 1,  2004 so that from that date there would be no new participants in the plan and the existing  participants'  future
compensation  would  not  affect  their  pension  benefits.   A  key  assumption
underlying the actuarial  calculations  upon which the Company's  accounting and reporting  obligations  for the  pension  plan are  based is an  assumed  annual investment  rate of return of eight  percent.  If the pension plan assets do not realize the expected rate of return,  or if any other  assumptions are incorrect or are  modified,  the Company  will be required  to make  contributions  to the pension  plan until the plan is fully  funded,  which could limit the  Company's financial flexibility.

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

The price of the Company's common stock in recent years has been volatile.  This volatility may make it difficult for  shareholders to sell the Company's  common stock,  and the sale of substantial  amounts of the Company's common stock could adversely affect the price of the Company's common stock.

The market price for the Company's  common stock varied between a high of $69.31 and a low of $13.18 per share  during the two fiscal years ended April 30, 2009.
This  volatility  may make it difficult for a shareholder  to sell the Company's common stock, and the sale of substantial  amounts of the Company's common stock could adversely  affect the price of the common stock. The Company's stock price is  likely  to  continue  to  be  volatile  and  subject  to  significant  price fluctuations  in  response  to market  and other  factors,  including  the other factors discussed in "Risk Factors", and:

 -   variations in the Company's  quarterly and annual operating results,  which could be significant;

 -   material announcements by the Company or the Company's competitors;

 -   sales of a substantial number of shares of the Company's common stock; and

 -   adverse changes in general market conditions or economic trends.

In  addition to the factors  discussed  above,  the  Company's  common  stock is relatively thinly traded,  which means that large  transactions in the Company's common  stock may be  difficult  to  conduct in a short time frame and may cause significant fluctuations in the price of the Company's common stock. The average daily  trading  volume  in the  Company's  common  stock on the New  York  Stock
Exchange  over  the  ten-day  trading  period  ending  on  April  30,  2009  was approximately  12,100  shares per day.  Further,  there have been,  from time to time, significant "short" positions in the Company's common stock, consisting of borrowed  shares sold,  or shares sold for future  delivery,  which may not have been  borrowed.  The Company does not know whether any of these short  positions are covered by "long"  positions owned by the short sellers.  The short interest in the Company's common stock, as reported by the New York Stock Exchange on May
29,  2009,  was  approximately  124,000  shares,  or  approximately  2.0% of the
Company's  outstanding  shares.  Any attempt by the short  sellers to  liquidate their positions over a short period of time could cause  significant  volatility in the price of the Company's common stock.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  The
Company has not been involved in any securities class litigation, however if the
Company were to become  involved in  securities  class action  litigation in the future,  it could result in  substantial  costs and  diversion of the  Company's management's  attention and resources and could harm the Company's  stock price, business, prospects, results of operations and financial condition. In addition,
the  broader  stock  market  has  experienced   significant   price  and  volume
fluctuations in recent years.  This volatility has affected the market prices of securities  issued by many  companies for reasons  unrelated to their  operating performance and may adversely affect the price of the Company's common stock.

The Company has a principal  shareholder whose interests may conflict with other investors.

The Company has a principal  shareholder,  Nicholas G. Karabots,  who,  together with  certain  of  his  affiliates,  currently  owns  approximately  60%  of the
Company's  outstanding  common stock.  As a result,  this principal  shareholder exercises  significant  influence over the Company's major decisions,  including through his ability to vote for the members of the Company's Board of Directors.

Because of this voting power,  the  principal  shareholder  could  influence the
Company to make  decisions that might run counter to the wishes of the Company's other  shareholders  generally.  In  addition,  publishing  companies  owned  or controlled by the Company's principal shareholder are also significant customers of the Company's Newsstand  Distribution Services business, as well as customers of its  Subscription  Fulfillment  Services  business,  and,  as a  result,  the shareholder may have business  interests with respect to the Company that differ from or conflict with those of other holders of the Company's common stock.

Although the Company has paid  dividends in several  recent  fiscal  years,  the
Company has no regular  dividend  policy and offers no  assurance  of any future dividends.

The Company  paid  special  cash  dividends  on its common stock during the five fiscal  years 2004  through  2008 of $0.25,  $0.40,  $0.55,  $0.85 and $1.00 per share,  and also paid an additional  special cash dividend of $3.50 per share in
January  2006.  The Board of Directors  has stated that it may consider  special dividends from  time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.  Notwithstanding  such  statement and the status of such future conditions,  no assurance is given that there will be any such future  dividends declared or that future dividend  declarations,  if any, will be commensurate in amount or frequency  with past  dividends.  No cash  dividends  were paid during fiscal year 2009.

The Company is currently a  "controlled  company"  within the meaning of the New
York Stock  Exchange  rules.  As a result,  the Company is exempt  from  certain corporate  governance  requirements and will not need to fully comply with those requirements  until  one year  after  the  Company  is no  longer a  "controlled company".

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

The presence of a  controlling  shareholder  of the Company,  as well as certain provisions  of Oklahoma law and the  Company's  organic  documents may impede or discourage a takeover,  which may have a limiting  effect on the market price of the Company's common stock.

The concurrence of the Company's majority controlling  shareholder is needed for any third party to acquire  control of the Company,  even if a change in control would be beneficial to the Company's other shareholders.

Furthermore, the Company is an Oklahoma corporation and even in the absence of a controlling  shareholder,  the anti-takeover provisions of the Company's amended certificate of incorporation and of Oklahoma law generally  prohibit the Company from engaging in "business combinations" with an "interested shareholder" unless the holders of at least  two-thirds of the  Company's  then  outstanding  common stock  approve the  transaction.  In addition  to this  restriction,  some other provisions of the Company's  amended  certificate  of  incorporation  and of its by-laws  may  discourage  certain  acts  involving a  fundamental  change of the
Company. For example, the Company's amended certificate of incorporation and its by-laws contain certain provisions that:

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

These  factors  could impede a merger,  takeover or other  business  combination involving  the Company or  discourage a potential  acquirer from making a tender offer for the Company's common stock,  which could have a limiting effect on the market price of the Company's common stock.

Item 1B. Unresolved Staff Comments
-------- -------------------------

Not applicable.

Item 2. Properties
------- ----------

The Company's  executive offices are located in approximately  2,600 square feet of leased  space in an office  building in  Princeton,  New Jersey.  Real Estate operations  are based in  approximately  5,400 square feet of leased space in an office  building  in Rio  Rancho,  New Mexico.  In  addition,  other real estate inventory and investment  properties are described in Item 1. Kable's  executive offices  are  based  in New York  City,  and  these  offices  together  with the production,  administration,  sales and other  facilities  for its  Subscription
Fulfillment  Services,  Newsstand  Distribution Services and Product Fulfillment
and other businesses are located in nineteen owned or leased  facilities  which, in the aggregate,  comprise  approximately 800,000 square feet of space with the principal  locations  being  in  Mt.  Morris,  Illinois;  Palm  Coast,  Florida;
Louisville,  Colorado;  Fairfield,  Ohio and New York City. The Company believes its facilities are adequate for its current requirements.

Item 3. Legal Proceedings
------- -----------------

A. In June 2008, a lawsuit  entitled Haan, etc. v. Kable News Company,  Inc., et
                                     -------------------------------------------
al was  filed in the  Circuit  Court of the  Fifteenth  Judicial  Circuit,  Ogle
--
County,  Illinois against the Company's Kable News Company,  Inc. ("Kable News")
subsidiary  by an  insurance  company as  subrogee  of the owner of a  warehouse building  leased to the  subsidiary  that was  destroyed  in a fire in  December
2007.  The lawsuit also named as a defendant a temporary  staffing  company that provided  the  subsidiary  with an employee who is alleged to have had a role in
causing  the  fire.   Plaintiff's  claims  specific  to Kable  News are based on
allegations  of  negligence  and  willful  and wanton  misconduct.   Plaintiff's
complaint seeks damages in excess of $100,000.  The Company's  insurance carrier has  undertaken  Kable News' defense under a reservation  of rights and provides coverage  up to the  policy  limit,  which may or may not be as much as the full amount of plaintiff's claimed damages, which is unknown at this time.  A summary judgment motion brought by the temporary  staffing company has been denied.  The
Company  believes  Kable  News  has good  defenses  to the  claims  and also has potential  cross-claims  against  the other  parties  for their  conduct  in the
matter,  and Kable News is  vigorously  defending  the  lawsuit.   However,  the
proceeding is at an early stage, and the Company is not in a position to predict its outcome.

B. In November 2008, a lawsuit entitled Alpinist, et al v. Haan, et al was filed
                                        ------------------------------
in the Circuit Court of the Fifteenth  Judicial Circuit,  Ogle County,  Illinois
against Kable News by a magazine  publisher and a number of insurance  companies as the subrogees of other magazine publishers seeking damages for their property stored by Kable News in the warehouse referred to in A. above that was destroyed in the fire.  The three defendants are the warehouse  owner,  Kable News and the temporary  staffing  company that is a defendant in the lawsuit  described in A.
above.   Plaintiffs'  claims  specific to Kable News are based on allegations of negligence, breach of contract and willful and wanton misconduct.  The complaint
seeks damages in an amount in excess of $1,000,000.   The Company  believes that
Kable News has good defenses to the claims and also has  potential  cross-claims against  the other  defendants  for their  conduct in the  matter,  and  intends vigorously to defend the lawsuit.  However, the proceeding is at an early stage, and the Company is not in a position to predict its outcome.

C. On  February  9, 2009,  a civil  action was  commenced  in the United  States
District Court for the Southern  District of New York entitled Source  Interlink
                                                               -----------------
Distribution,  LLC, et al. v. American  Media,  Inc.,  et al.  Source  Interlink
------------------------------------------------------------
Distribution,  LLC ("Source") is a wholesaler of magazines and in the lawsuit it alleged that magazine publishers and distributors,  including Kable Distribution
Services, Inc. ("Kable Distribution"), which is a wholly-owned subsidiary of the
Company, conspired to boycott Source to drive it out of business, and that other wholesalers  participated in this effort. Source asserted claims under Section 1 of the Sherman Act  (antitrust),  for defamation  and for tortious  interference with its contracts with retailers.  Damages were not quantified.  In April 2009,
Source and Kable  Distribution  agreed to settle the  lawsuit  with each of them denying  any and all  wrongdoing  in  connection  with any claims and no payment being  required of Kable  Distribution.  In connection  with the  settlement,  a two-year agreement was entered into under which Kable Distribution will continue to supply  magazines for Source's  wholesale  business.  In accordance  with the settlement  agreement,  on April 14, 2009, the lawsuit was discontinued  against
Kable Distribution, with prejudice.

D. On March 10, 2009, a civil action was commenced in the United States District
Court for the Southern District of New York entitled  Anderson News,  L.L.C., et
                                                      --------------------------
al. v. American Media,  Inc., et al. Anderson News,  L.L.C.  ("Anderson")  was a
-----------------------------------
wholesaler  of  magazines.   It  has  alleged  that  magazine   publishers   and
distributors,  including Kable  Distribution,  conspired to boycott  Anderson to drive  it out of  business,  and that  other  wholesalers  participated  in this effort.  It has asserted claims under Section 1 of the Sherman Act  (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy.  Damages have not been quantified, but would presumably be alleged  to be  substantial.  Anderson  has  alleged  that the  distributor  and publisher  defendants  acted in concert to cut off  Anderson  from its supply of
magazines  to  enable  them  to  gain  control  of  the   single-copy   magazine
distribution  channel.  The Company  believes that Kable  Distribution  has good defenses to the claims and intends  vigorously  to defend the lawsuit.  However, the  lawsuit is at an early  stage,  and the  Company  is not in a  position  to predict its outcome.

E. The Company and its  subsidiaries  are  involved in various  other claims and legal  actions  arising in the normal  course of  business.  While the  ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company's  consolidated financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

There were no matters  submitted to a vote of security holders during the fourth quarter of fiscal 2009.

Executive Officers of the Registrant

Set forth below is certain  information  concerning  persons who are the current executive officers of the Company.

Name              Office Held / Principal Occupation for Past Five Years    Age
----              ------------------------------------------------------    ---
James Wall        Senior Vice President of the Company since 1991;          72
                  Chairman, President and Chief Executive Officer of
                  AMREP Southwest Inc. since 1991.

Peter M. Pizza    Vice President and Chief Financial Officer of the         58
                  Company since 2001; Vice President and Controller
                  of the Company from 1997 to 2001.

Irving Needleman  Vice President, General Counsel and Secretary of the      71
                  Company since November 2006; Of counsel to the law
                  firm of McElroy, Deutsch, Mulvaney & Carpenter, LLP
                  from September 2005 to October 2006.  Partner in the
                  law firm of Jacobs Persinger & Parker for more than
                  four years prior to September 2005.

Michael P. Duloc  President and Chief Executive Officer of Kable            52
                  Media Services since June 1, 2007; President of
                  Kable's Newsstand Distribution Services business
                  since 1996 and Chief Operating Officer of that business
                  until June 2007; President and Chief Operating Officer
                  of Kable's Fulfillment Services business from 2000 until
                  January 2007.

John Meneough     Executive Vice President, Fulfillment Services of         61

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

                                     PART II
                                     -------

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
------- ------------------------------------------------------------------------
        Issuer Purchases of Equity
        --------------------------

The Company's  common stock is traded on the New York Stock  Exchange  under the symbol "AXR". On July 1, 2009, there were approximately 850 holders of record of the common stock. The range of high and low sales prices of the common stock for the last two fiscal years by quarter is presented below:

                     FIRST                   SECOND                    THIRD                    FOURTH
               -------------------    -------------------      ----------------------    ---------------------
                 HIGH        LOW        HIGH        LOW          HIGH          LOW         HIGH         LOW
               --------    --------   --------   --------      ---------     --------    ---------    --------

   2009        $  56.67    $  41.12   $  62.66   $  26.91      $   40.27     $  22.01    $   34.50    $  13.18
   2008        $  69.31    $  40.75   $  41.54   $  26.17      $   46.34     $  27.94    $   58.25    $  34.47

Dividend Policy

The Company paid  special cash  dividends on its common stock of $1.00 and $0.85 per share during 2008 and 2007.  The Board of  Directors  has stated that it may consider  special  dividends  from  time-to-time  in  the  future  in  light  of
conditions  then  existing,   including  earnings,   financial  condition,  cash
position,  and  capital  requirements  and  other  needs.  Notwithstanding  such statement and the status of such future  conditions,  no assurance is given that there  will be any  such  future  dividends  declared  or that  future  dividend declarations,  if any,  will be  commensurate  in amount or frequency  with past dividends. No cash dividends were paid during fiscal year 2009.

Performance Graph

The following  graph compares the  cumulative  total  shareholder  return on the
Company's common stock with the cumulative total return of the Standard & Poor's
500  Index  ("S&P  500  Index")  and with an index  comprised  of the  stock (or comparable equity interest) of 27 companies with market capitalizations  similar to that of the Company  ("Similar Cap Issuers"),  for the five years ended April
30, 2009 (assuming the  investment of $100 in the stock of the Company,  the S&P
500 Index and the  Similar Cap Issuers at the close of trading on April 30, 2004 and the reinvestment of all dividends).  The Company cannot identify an index of issuers engaged in operations  similar to those in which it is currently engaged and  therefore  has  determined  to use the Similar Cap Issuers for  purposes of comparison.

Company Name / Index                                2004           2005        2006        2007       2008        2009
------------------------------------------------ ----------- ----------- ----------- ----------- ---------- -----------
AMREP Corporation                                   100          143.34      318.89      420.39     374.64      133.55
S&P 500 Index                                       100          106.34      122.73      141.43     134.82       87.21
Similar Cap Issuers                                 100          110.01      140.12      153.58     146.21       86.98

The Similar Cap Issuers are:  American Dental  Partners,  Inc.,  American Safety
Insurance  Holdings,  Ltd.,  American  Software,  Inc.,  Bank of Marin  Bancorp,
Cavalier Homes, Inc., Century Bancorp, Inc., Citizens South Banking Corporation,
Combimatrix  Corporation,  Consolidated Water Co. Ltd., Continucare Corporation,
Emcore  Corporation,  FNB United Corp.,  Frequency  Electronics,  Inc., Hawaiian
Holdings,  Inc., HMN  Financial,  Inc., HMS Holdings  Corp.,  Indiana  Community
Bancorp, Luby's Inc., Markwest Energy Partners,  L.P., Multi-Color  Corporation,
Northern States Financial Corporation,  Olympic Steel, Inc., Oncothyreon,  Inc.,
Osteotech,  Inc.,  Pennsylvania  Commerce  Bancorp,  Inc.,  Syms Corp.  and Utah
Medical Products, Inc.

As a result of changes in market  capitalizations  from year to year,  there was one company in the Similar Cap Issuer index in the Company's 2008 Form 10-K that met the  criteria  for  inclusion  in the Similar Cap Issuer  index in this Form
10-K, Consolidated Water Co. Ltd. The other companies comprising the Similar Cap
Issuer index in the Company's 2008 Form 10-K were: Array Biopharma Inc., ATP Oil
& Gas Corporation, Avigen, Inc., Bar Harbor Bankshares, Blue Coat Systems, Inc.,
California Coastal Communities, Inc., Capital Senior Living Corporation, Charles
& Colvard,  Ltd., ChipMOS Technologies (Bermuda) Ltd.,  Communications  Systems,
Inc., Dynamex Inc., Heska Corporation,  Interleukin Genetics,  Inc., Ladish Co.,
Inc., Landec Corporation,  LCA-Vision Inc., Mesabi Trust, Network Engines, Inc.,
Peoples Community Bancorp, Inc., Performance Technologies, Incorporated, Pioneer
Drilling Company,  Poniard  Pharmaceuticals,  Inc., Sparton  Corporation,  Tandy
Brands Accessories, Inc., USA Mobility, Inc., and Vist Financial Corp.

Equity Compensation Plan Information

See  Item  12 of  this  annual  report  on  Form  10-K  that  incorporates  such information by reference from the Company's  Proxy Statement for its 2009 Annual
Meeting of Shareholders.

Item 6. Selected Financial Data
------- -----------------------

The selected consolidated  financial data presented below for, and as of the end of, each of the last five fiscal years has been derived from and is qualified by reference to the Company's consolidated  financial statements.  The consolidated financial  statements have been audited by McGladrey & Pullen, LLP,  independent registered public accounting firm. The information should be read in conjunction with the  consolidated  financial  statements  and  related  notes  thereto  and
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations",  which is Item 7 of Part II of this  annual  report  on Form  10-K.
These  historical  results are not  necessarily  indicative of the results to be expected in the future.

                                                                     Year Ended April 30,
                                       --------------------------------------------------------------------------------
                                           2009(a)           2008            2007             2006            2005
                                       --------------  ---------------  --------------- ---------------  --------------                                                               (In thousands, except per share amounts)
Financial Summary:
 Revenues                               $    145,901    $    172,061     $    204,839    $    148,296     $   134,506
 Income (Loss) from Continuing
   Operations                           $    (43,466)   $     13,762     $     46,697    $     22,494     $    15,588
 Income (Loss) from Discontinued
   Operations, net of tax               $          -    $        (57)    $     (1,591)   $      3,556     $       (63)
 Net Income (Loss)                      $    (43,466)   $     13,705     $     45,106    $     26,050     $    15,525
 Total Assets                           $    227,652    $    284,951     $    292,659    $    189,041     $   194,309

Capitalization:
 Shareholders' Equity                   $     96,281    $    145,056     $    160,004    $    118,970     $   117,405
 Notes Payable                          $     37,936    $     25,980     $     32,299    $      6,016     $    12,054

Per Share:
 Earnings (Loss) from Continuing
  Operations                            $      (7.25)   $       2.20     $       7.02    $       3.39     $      2.36
 Income (Loss) from
  Discontinued Operations               $          -    $      (0.01)    $      (0.24)   $       0.54     $     (0.01)
 Earnings (Loss) -
  Basic and Diluted                     $      (7.25)   $       2.19     $       6.78    $       3.93     $      2.35
 Book Value                             $      16.06    $      24.20     $      24.05    $      17.91     $     17.72
 Cash Dividend                          $          -    $       1.00     $       0.85    $       4.05     $      0.40

Shares Outstanding, End of Year                5,996           5,995            6,654           6,644           6,626

     (a)  Includes a pre-tax charge of $50,246,000  related to the impairment of goodwill (after tax $41,557,000,  or $6.93 per share),  see Note 10 to the consolidated  financial  statements included in this annual report on Form 10-K for further information.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

INTRODUCTION
------------

For a description of the Company's  business,  refer to Item 1 of Part I of this annual report on Form 10-K.

As  indicated  in Item 1, the  Company is  primarily  engaged  in four  business segments:  the  Real  Estate  business  operated  by  AMREP  Southwest  and  the
Subscription  Fulfillment Services,  Newsstand Distribution Services and Product
Fulfillment  Services  and Other  businesses  operated  by Kable  (collectively,
"Media   Services").   The  Company's  foreign  sales  and  activities  are  not
significant.

Previously,  the Company reported three business segments;  however, as a result of the purchase of assets of certain  businesses  in November 2008 (see Note 9), the Company has reclassified certain revenues, expenses and capital expenditures for  prior  reporting  periods  that  were  previously  reported  as part of its
Subscription  Fulfillment  Services segment and has reported them with revenues, expenses and capital expenditures of those businesses since the date of purchase as a separate segment, "Product Fulfillment Services and Other". Data concerning industry  segments  is set  forth in Note 20 of the  notes  to the  consolidated financial statements.

The following  provides  information that management  believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial  condition.  The discussion should be read in conjunction with the consolidated financial statements and accompanying notes. All references in this
Item 7 to 2009,  2008 and 2007 mean the fiscal years ended April 30, 2009,  2008 and 2007, unless otherwise qualified.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company  prepares its financial  statements in  conformity  with  accounting principles  generally  accepted  in the United  States of  America.  The Company discloses  its  significant  accounting  policies  in the  notes to its  audited consolidated financial statements.

The  preparation  of  such  financial  statements  requires  management  to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those  financial  statements  as well as the  reported  amounts of revenues  and expenses during the reporting periods.  Areas that require significant judgments and estimates to be made include:  (i) the determination of revenue  recognition for the Newsstand Distribution Services business, which is based on estimates of allowances  for  magazine  returns  to the  Company  from  wholesalers  and  the offsetting  returns of magazines by the Company to publishers  for credit;  (ii)
allowances for doubtful accounts;  (iii) real estate cost of sales calculations, which are based on land development  budgets and estimates of costs to complete;
(iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, goodwill impairment and assets held for sale; (v) actuarially determined benefit obligations for pension plan accounting; (vi) risk assessment of certain  uncertain  tax  positions;  and (vii)  legal  contingencies.  Actual results could differ from those estimates.

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
of Return Exists".  The  publications  generally are sold on a fully  returnable basis, which is in accordance with prevailing trade practice.  Accordingly,  the
Company provides for estimated  returns by charges to income that are determined on an  issue-by-issue  basis utilizing  historical  experience and current sales information.  The  financial  impact  to the  Company  of a change  in the sales estimate for magazine returns to it from its wholesalers is substantially offset by the  simultaneous  change in the Company's  estimate of its cost of purchases since it passes on the returns to publishers for credit. As a result, the effect of a difference  between the actual and estimated  return rates on the Company's commission  revenues  is  the  amount  of  the  commission  attributable  to the difference.  The effect of an increase or  decrease in the  Company's  estimated rate of  returns  of 1% during any  period  would be  dependent  upon the mix of magazines  involved and the related  selling  prices and commission  rates,  but would generally  result in a change in that period's net commission  revenues of approximately  $100,000;  (ii) management  determines the allowance for doubtful accounts by  attempting  to identify  troubled  accounts by analyzing the credit risk of specific  customers and by using  historical  experience  applied to the aging of accounts and, where  appropriate  within the real estate  business,  by reviewing  any  collateral  which may secure a  receivable;  (iii)  real  estate development costs are incurred  throughout the life of a project,  and the costs of initial sales from a project  frequently must include a portion of costs that have been budgeted based on engineering  estimates or other studies, but not yet incurred;  (iv) asset  impairment  determinations  (including  that of goodwill, which is based on the fair value of reporting units) are based upon the intended use of assets and expected future cash flows; (v) benefit  obligations and other pension plan accounting and disclosures are based upon numerous  assumptions and estimates,  including the expected rate of investment  return on retirement plan assets,  the discount rate used to determine  the present value of  liabilities, and  certain  employee-related  factors  such as  turnover,  retirement  age and mortality.  As of April  30,  2009,  the  effect  of every  0.25%  change in the investment  rate of return on retirement  plan assets would increase or decrease the pension expense by  approximately  $41,000 per year, and the effect of every
0.25% change in the  discount  rate would  increase or decrease  the  subsequent year's pension cost by approximately $35,000; (vi) the Company assesses risk for certain  uncertain tax positions and recognizes the financial  statement effects of a tax  position  when it is more  likely than not that the  position  will be sustained  upon  examination  by tax  authorities;  and  (vii)  the  Company  is currently  involved in legal  proceedings  which are described in Item 3 of this annual  report on Form 10-K.  It is  possible  that the  consolidated  financial position or results of operations for any particular  quarterly or annual period could be materially  affected by an outcome of litigation that is  significantly different from the Company's assumptions.

RESULTS OF OPERATIONS
---------------------

Year Ended April 30, 2009 Compared to Year Ended April 30, 2008
---------------------------------------------------------------

The Company recorded a pre-tax, non-cash impairment charge in the fourth quarter of 2009 of  $50,246,000  ($41,557,000  after  tax,  or $6.93  per  share).  This impairment  charge  reflected  the  write-off  of  all of  the  goodwill  of the
Company's Subscription Fulfillment Services segment. After giving effect to this impairment  charge,  the  Company  had a net loss of  $43,466,000,  or $7.25 per share,  for fiscal  2009  compared  to net income of  $13,705,000,  or $2.19 per share, in 2008. Revenues for 2009 were $145,901,000  compared to $172,061,000 in the prior year.

Results  for 2009  were  entirely  from  continuing  operations,  including  the impairment  charge,  while 2008's results included a net loss from  discontinued
operations of $57,000,  or $0.01 per share,  that  reflected  costs  incurred in connection  with the  settlement of all  litigation  related to the Company's El
Dorado,  New Mexico water utility subsidiary that were in addition to costs that had been accrued for this matter in 2007.  Excluding the impairment  charge, the net loss from  continuing  operations was  $1,909,000,  or $0.32 per share,  for
2009. This included the fourth quarter write-off of a $6,500,000 receivable from a major magazine wholesaler which recently closed its business ($4,095,000 after tax, or $0.68 per share).

The primary  reason for the fourth  quarter 2009  non-cash  goodwill  impairment charge was the lower than expected fiscal 2009 revenues and operating results of the  Company's  Subscription  Fulfillment  Services  segment and a change in the
Company's  internally  projected  future cash flows from that  segment  based on current  industry trends.  These reduced results and expectations  reflected the well-publicized  decline in the magazine publishing industry during fiscal 2009, which  represents the  Subscription  Fulfillment  Services  segment's  principal customer base, as well as the deep recession which has impacted the U.S. economy and  consumers  and the  uncertainty  about when this  recession  will end.  The goodwill  impairment  charge is a non-cash  item which is not expected to affect the  day-to-day  operations  of  the  Company  or its  Subscription  Fulfillment
Services segment.

Revenues from land sales at AMREP Southwest  decreased from  $27,902,000 in 2008 to $8,914,000 in 2009.  AMREP  Southwest  continues to experience  substantially lower land sales in its  principal  market of Rio Rancho,  New Mexico due to the
continuing   severe   decline  in  the  real   estate   market  in  the  greater
Albuquerque-metro  and Rio Rancho areas.  Total acres sold were 148 in 2009, 406 in 2008  and  1,051  in  2007.  The  trend of  declining  permits  for new  home construction in the Rio Rancho area also continues, with 27% fewer single-family residential  building  permits  issued  during  2009 than in 2008.  The  Company believes that this decline has been consistent with the well-publicized problems of the national home building industry and credit markets, including fewer sales of both new and existing homes, an increasing  number of mortgage  delinquencies and  foreclosures  and a tightening of mortgage  availability.  Faced with these adverse conditions,  builders have slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional  developed lots. These factors have also contributed to a steep decline in the sale of undeveloped land to both builders and investors.

In Rio Rancho,  the Company offers for sale both developed and undeveloped  lots to  national,  regional  and local  home  builders,  commercial  and  industrial property  developers and others.  The average  selling price of land sold by the
Company in Rio Rancho was $60,200 per acre in 2009, $68,700 per acre in 2008 and
$91,200  per acre in 2007,  reflecting  differences  in the mix of the  types of properties  sold in each  period.  As a  result  of  these  and  other  factors, including the nature and timing of specific  transactions,  revenues and related gross profits from real estate land sales can vary  significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues  from  the  Company's  Media  Services  operations  decreased  2%  from
$138,696,000 for 2008 to $136,206,000 for 2009. Magazine publishers, who are the principal  customers  of  the  Company's  Media  Services  operations,  suffered generally from lower advertising  revenues and lower  subscription and newsstand sales during both periods, which led to reduced business for the Company's Media
Services operations.  Revenues from Subscription Fulfillment Services operations decreased  from  $122,521,000  for  2008 to  $115,964,000  for  2009,  primarily reflecting  the net effect of reduced and lost business that resulted from lower publisher customer volumes and higher attrition of magazine titles than has been previously  experienced,  offset  in part by  revenue  gains  from  new and some existing clients.  Revenues from Newsstand  Distribution Services decreased from
$12,916,000  for 2008 to $12,400,000 in 2009 with the decline due in part to the effects of a disruption in the wholesale distribution industry during the fourth quarter  of  2009  caused  by the  closure  of a  major  newsstand  distribution wholesaler.  Revenues from Product Fulfillment Services and other increased from
$3,259,000  for 2008 to $7,842,000  for 2009,  primarily from the inclusion of a product  repackaging and fulfillment  business and a temporary staffing business from the  date of  their  asset  purchases  in  November  2008.  Media  Services operating expenses increased by $7,303,000 for 2009 compared to 2008,  primarily attributable to the $6,500,000 write-off of an uncollectible  account receivable from the major  newsstand  distribution  wholesaler that closed and, to a lesser extent,  higher  consulting  and  computer  systems  integration  costs  of  the
Subscription Fulfillment Services business.

Although  there are multiple  revenue  streams in the  Subscription  Fulfillment
Services business,  including revenues from the maintenance of customer computer files and the  performance of other  fulfillment-related  activities,  including telephone  call center  support  and graphic  arts and  lettershop  services,  a customer generally  contracts for and utilizes all available services as a total package,  and the Company  would not normally  provide  ancillary  services to a customer unless it was also providing the core service of maintaining a database of subscriber  names.  Thus,  variations in  Subscription  Fulfillment  Services revenues  are the result of  fluctuations  in the number and sizes of  customers rather  than in the demand for a  particular  service.  This is also true in the
Newsstand Distribution Services business where there is only one primary service provided,  which results in one revenue source,  the  commissions  earned on the distribution of magazines. The Company competes with other companies,  including three much larger companies in the Newsstand  Distribution Services business and one larger company in the Subscription  Fulfillment  Services business,  and the competition  for new customers is intense in both  segments,  which results in a price  sensitive  industry  that limits the  Company's  ability to increase  its prices.

In January 2008, the Company announced a project to consolidate its Subscription
Fulfillment  Services  business  operations  from three  locations  in Colorado,
Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline  operations,  improve  service to clients and create cost efficiencies  through  reduced  overhead costs and the  elimination of operating redundancies.  This project,  which is now well underway, is expected to require capital expenditures in the range of $9,000,000 to $12,000,000.  It is scheduled to be  implemented  over  the  next  two  years  and may  involve  approximately
$6,000,000 of non-recurring  cash costs for severance,  training and transition, facility closings and equipment relocation. The State of Florida and the City of
Palm Coast have agreed to provide incentives for the project, including cash and employee  training  grants  and tax  relief,  which  could  amount to as much as
$8,000,000,  largely contingent on existing job retention,  new job creation and capital  investment.  Previously  during  2008,  the Company  announced  (i) one
significant  workforce  reduction  in  its  Subscription   Fulfillment  Services
business that occurred in the third quarter, and (ii) a plan to redistribute the work  performed at the Marion,  Ohio  facility of its  Subscription  Fulfillment
Services   business  and  the  scheduled   closing  of  that  facility  and  the
consolidation  of  subscription  fulfillment  operations  customer call centers, which was completed in 2009.  During 2009,  the Company  recognized  $293,000 of income for certain  incentives related to the consolidation  project,  which are netted with costs of $1,501,000,  principally  for severance.  As a result,  the
Company  reported  a net  charge to  operations  of  $1,121,000  related  to the consolidation  project in 2009 compared to a net charge of $1,159,000  for 2008, principally  for  severance  and  consulting  costs.  The  items of  income  for incentives  and costs  related to the  consolidation  project  are  included  in
Restructuring and fire recovery costs in the Company's  consolidated  statements of operations and retained earnings.

In December  2007, a warehouse of  approximately  38,000 square feet leased by a
Kable subsidiary in Oregon,  Illinois and its contents were totally destroyed by fire.  The  warehouse  was used  principally  to store back issues of  magazines published by certain  customers for whom the Company filled back-issue orders as part of its  services.  The Company was required to provide  insurance  for that property of certain of those  customers.  Through June 30, 2009,  the  Company's insurance  carrier  had  paid  approximately  $263,000  to  customers  for  lost materials.  The  Company  believes  that  the  resolution  of other  pending  or unasserted  claims  related to materials of certain  publishers  for whom it was required to provide  insurance  after taking into account the proceeds  from its property  insurance claims,  will not have a material effect on its consolidated financial position, results of operations or cash flows.

The Company has filed a preliminary  claim with its  insurance  provider for its property  loss as a  result  of the  fire and has  been  advanced  $500,000  for replacement of such property. During 2009, the Company replaced a portion of the fixed assets lost in the warehouse  fire and recorded a $347,000 gain  resulting from the  recognition  of  insurance  proceeds,  which is netted  against  costs related to the fire,  principally  for legal and other  advisory costs that were not  covered  by  insurance.  As a result,  the  Company  reported a net gain to operations  of $71,000 for 2009.  In 2008 the  Company  recorded a net charge to operations  of  $354,000  related  to fire  recovery  costs.  The item of income related to  insurance  proceeds  and the fire  recovery  costs are  included  in
Restructuring and fire recovery costs in the Company's  consolidated  statements of operations and retained earnings. In addition,  the Company recorded $287,000 of other income in 2009 for a business  interruption  claim  resulting  from the fire.

Interest and other  revenues  decreased  $4,682,000  for 2009  compared to 2008, primarily  due  to a  pre-tax  gain  from  the  sale  of a  commercial  property
($1,873,000)  and  the  forfeiture  of  deposits  for  the  purchase  of land by homebuilders who did not exercise  purchase options  ($927,000) in 2008, with no similar transactions occurring in 2009. In addition, interest and other revenues were also lower in 2009 compared to 2008 due to lower cash balances to invest.

Real estate  commissions and selling expenses  decreased $389,000 (53%) for 2009 compared to 2008,  principally  due to the reduced land sales.  Other  operating expenses increased $649,000 (77%) for 2009 compared to the prior year, primarily due to a net  favorable  $550,000  adjustment to real estate tax expense in 2008 resulting  from the  finalization  of a property tax  valuation  appeal by AMREP
Southwest.

General and  administrative  expenses  of Media  Services  operations  increased
$641,000  (5%) in 2009  compared to 2008,  primarily  due to the  aforementioned higher consulting fees and computer system integration costs associated with the consolidation  project of the Subscription  Fulfillment Services business.  Real estate  operations and corporate  general and  administrative  expense decreased
$311,000 (7%) for 2009 compared to 2008,  primarily due to reduced  professional fees.

The Company's  effective tax rate from  continuing  operations was 20.0% in 2009 compared to 36.2% in 2008.  The  decrease  from the  statutory  rate in 2009 was primarily  due to (i) permanent  items,  the most  significant  being the charge against  book income  associated  with  non-amortizable  goodwill,  and (ii) the recognition of previously  unrecognized  tax benefits  associated with uncertain tax positions due to the expiration of applicable  statutes of limitations.  The decrease  from the  statutory  rate in 2008 was  primarily  due to tax  benefits associated with charitable contributions of land and tax exempt interest income.

Year Ended April 30, 2008 Compared to Year Ended April 30, 2007
---------------------------------------------------------------

Results of Operations

Net income in 2008 was  $13,705,000,  or $2.19 per share,  compared  to 2007 net income of  $45,106,000,  or $6.78 per share.  Results for 2008  consisted of net income from continuing operations of $13,762,000,  or $2.20 per share, and a net loss from discontinued  operations of $57,000,  or $0.01 per share,  compared to
2007  results  which  consisted  of net income  from  continuing  operations  of
$46,697,000,  or $7.02 per share, and a net loss from discontinued operations of
$1,591,000,  or $0.24 per share. 2008 revenues were $172,061,000,  a decrease of
$32,778,000  from 2007  revenues of  $204,839,000.  The decrease in revenues was attributable  to reduced  land sales  revenues  from the  Company's  Real Estate operations,  offset in part by the increased  Subscription  Fulfillment Services revenues from the inclusion of Palm Coast's revenues for all of 2008 as compared with three and a half months in 2007. The decrease in net income from continuing operations was principally due to the reduced land sales.

The net loss from discontinued operations in 2008 was attributable to $57,000 of costs incurred in connection  with the  settlement of all litigation  related to the  Company's  El Dorado,  New Mexico  water  utility  subsidiary  that were in addition to costs estimated and accrued for this matter in the fourth quarter of
2007. The amount accrued for the settlements in 2007,  including legal fees, was
$1,591,000, net of tax, and was also accounted for as a discontinued operation.

Revenues  from  real  estate  land  sales  at  AMREP  Southwest  decreased  from
$95,825,000  in  2007  to  $27,902,000  in  2008.   This  decrease  was  due  to
substantially  lower land sales in the Company's principal market of Rio Rancho,
New Mexico,  reflecting  the severe decline that occurred in this market in 2008 compared  to 2007  and  earlier  years.  The  number  of  permits  for new  home construction was down significantly for calendar 2007 compared to 2006, with Rio
Rancho  showing a decrease of nearly 50%. This decline was generally  consistent with the  well-publicized  problems  of the  national  home  building  industry, including fewer sales of both new and existing homes,  the increasing  number of
mortgage   delinquencies   and   foreclosures   and  a  tightening  of  mortgage

availability.  Faced with these adverse conditions,  builders slowed the pace of building  on land  previously  purchased  from the Company in Rio Rancho and, in some cases,  delayed or cancelled the purchase of additional land. These factors also  contributed  to a sharp  decline  in  sales  of  undeveloped  land to both builders and investors.  Revenues from sales of developed  lots to  homebuilders decreased from  $39,407,000 in 2007 to $9,542,000 in 2008,  principally due to a reduction in the number of lots sold. Revenues from sales of undeveloped builder lots decreased from  $40,690,000 in 2007 to $9,709,000 in 2008,  principally due to a  reduction  in the  number of lots sold and,  to a lesser  extent,  a lower average price per lot due to a greater number of lots sold from locations in Rio
Rancho that were further  removed from developed  areas.  Revenues from sales of commercial  and  industrial  properties  decreased  in 2008 to  $8,651,000  from
$15,728,000  in 2007 as a result  of fewer and lower  valued  transactions.  The average gross profit  percentage on land sales decreased from 68% in 2007 to 65%
for 2008,  principally  attributable  to lower selling prices for commercial and undeveloped lots in 2008.

The average  selling  price of land sold by the  Company in Rio Rancho  declined from  $91,200  per  acre  in 2007  to  $68,700  per  acre  in  2008,  reflecting differences  in the mix of the types of  properties  sold in each period and the effects of a strong  regional  market in 2007 in Rio  Rancho  and a much  softer market in 2008. As a result of these and other factors, including the nature and timing of specific  transactions,  revenues and related  gross profits from real estate land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Kable's revenues increased $38,191,000 from $100,505,000 in 2007 to $138,696,000 in 2008, principally attributable to the January 2007 acquisition of Palm Coast.
Subscription   Fulfillment  Services  revenues  increased  by  $39,510,000  from
$83,011,000 in 2007 to  $122,521,000 in 2008 due to the  contribution  from Palm
Coast.  The increase in revenues from the Palm Coast  acquisition  was partially offset by decreases in other parts of Kable's Subscription  Fulfillment Services business that resulted from continued  competitive market pressures and customer
losses.   Pricing  pressure  from  customers  also  had  a  negative  effect  on
Subscription  Fulfillment  Services revenues.  Newsstand  Distribution  Services revenues  decreased by $1,468,000  from  $14,384,000  in 2007 to  $12,916,000 in
2008.  The  decrease in  Newsstand  Distribution  Services  revenues  was due to reduced billings and lower commission rates, as well as the inclusion of certain revenues  in the  prior  year that did not  recur in 2008.  Product  Fulfillment
Services and Other  revenues were generally  unchanged from 2007 to 2008.  Media
Services  operating  expenses increased by $34,759,000 in 2008 compared to 2007, primarily  attributable  to the  addition of  operating  expenses of Palm Coast, which were offset in part by decreased  payroll and benefit  expenses  resulting from lower revenues in other parts of Kable's Subscription  Fulfillment Services business.

The Company's  project to integrate  certain other aspects of the Kable and Palm
Coast  subscription   fulfillment  operations  in  order  to  improve  operating efficiencies  and customer  service and also to reduce costs resulted in charges of $1,159,000 in 2008,  principally  for  severance and other  consulting  costs related to the  integration,  and these costs are included in the  Restructuring and fire recovery costs in the Company's consolidated statement of income. There were no similar costs in 2007.

The December 5, 2007 accidental fire that totally  destroyed a leased  warehouse resulted in a charge to operations of  approximately  $30,000 from the write-off of gross  assets of $470,000  net of $440,000 of  accumulated  depreciation.  In addition,  the Company  recorded other charges to operations of $324,000 related to fire  recovery  costs for the year ended April 30, 2008,  principally  due to legal and other  costs that were not covered by  insurance  and these costs were included  in  the  Restructuring  and  fire  recovery  costs  in  the  Company's consolidated statement of income.

Real estate  commissions and selling expenses  decreased  $673,000 (48%) in 2008 compared to 2007, principally  attributable to the reduced volume of land sales.
Other  operating  expenses  decreased  $536,000  (39%) in 2008 compared to 2007, principally due to a favorable adjustment of approximately $550,000 in the third quarter of 2008 for real estate tax expense resulting from the finalization of a property tax valuation  appeal by AMREP  Southwest.  Media Services  general and administrative  expenses increased  $2,818,000 (31%) in 2008 compared to 2007 as the addition of the Palm Coast expenses was only partially offset by lower costs in other Subscription  Fulfillment Services  operations.  Real estate operations and corporate general and  administrative  expenses  decreased $488,000 (10%) in
2008  compared  to 2007,  principally  as a result  of  lower  professional  and consulting services costs.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company  finances its operations  from  internally  generated funds and from borrowings under its various loan agreements.

Cash Flows From Financing Activities
------------------------------------

In January 2007,  AMREP Southwest  entered into a loan agreement that replaced a prior loan agreement. The new loan agreement consisted of a new $14,180,000 term loan facility and an existing  $25,000,000  unsecured  revolving credit facility from the secured agreement it replaced. During September 2008, the maturity date of the revolving  credit  facility was extended from September 2008 to September
2009, with all other terms remaining unchanged.

The revolving credit facility is used to support real estate  development in New
Mexico.  Borrowings  bear annual  interest at the  borrower's  option at (i) the prime rate (3.25% at April 30,  2009) less 1.00%,  or (ii) the 30-day LIBOR rate
(0.45% at April 30, 2009) plus 1.65% for borrowings of less than $10,000,000, or plus  1.50% for  borrowings  of  $10,000,000  or more.  At April 30,  2009,  the outstanding  balance of the revolving  credit  facility was  $24,000,000  with a weighted average interest rate of 2.01%. The term loan facility,  which required prepayment in an amount equal to  collections  on the notes  receivable  held as collateral  and the  amount of any such  receivables  that  experienced  payment defaults, was repaid during 2009 and that facility has been terminated. The loan agreement  contains  a  number  of  restrictive  covenants,  including  one that requires  the  borrower  to  maintain a minimum  tangible  net worth,  and AMREP
Southwest was in compliance with these covenants at April 30, 2009.

AMREP  Southwest  has received a written  commitment  from the lender,  which is subject  to certain  conditions  including  the  lender's  approval  of the loan documentation,  which  provides  for the  replacement  of the present  revolving credit facility at its September 2009 maturity with a new $22,500,000  revolving credit  facility.  The new  facility  will be for a term to be  selected  by the borrower  of either  (i) 364 days,  or (ii) two years  with a  reduction  of the maximum  loan  amount  to  $20,000,000  at the 12 month  anniversary  of the new facility. Borrowings will bear interest at the greater of 5% or the 30-day LIBOR rate  plus  3.5% and will be  secured  by  mortgages  on real  estate  having an appraised  value of at least 2-1/2 times the amount  borrowed.  The new facility will limit other  borrowings  and will contain a number of financial  covenants, including  requirements  that the  borrower  maintain a minimum  net worth and a specified level of debt service coverage.

On July 14,  2009,  Kable and  certain of its direct and  indirect  subsidiaries entered into an Amended and Restated Loan and Security  Agreement  (the "Present
Credit  Agreement")  with a bank that  further  amended and  restated an earlier agreement with the bank's  predecessor (the latter agreement,  the "Prior Credit
Agreement").

The Present  Credit  Agreement  provides  for:  (i) a revolving  credit loan and letter of credit  facility of up to $20,000,000  ("Facility A") that may be used for general business purposes, including the payment of expenses and other costs associated with the consolidation of Kable's  Subscription  Fulfillment Services business in Florida;  and (ii) a second  revolving credit loan facility of up to
$5,000,000  ("Facility  D")  that may be used  exclusively  for the  payment  of accounts  payable  under a  distribution  agreement  with a customer  of Kable's
Distribution  Services  business.  At the borrowers' option, up to $2,500,000 of the bank's  lending  commitment for Facility D may be transferred to Facility A.
At April 30, 2009,  $6,067,000  of Facility A loans and no Facility D loans were
outstanding.   Additionally,   term  borrowings  of   approximately   $2,800,000
("Facilities B and C") at April 30, 2009,  bearing  interest from 4.79% to 6.40%
per annum,  that were incurred for capital  expenditures  under the Prior Credit
Agreement are now included in the borrowings  under the Present Credit Agreement in  addition to  Facilities  A and D. Under the Present  Credit  Agreement,  the
revolving credits mature on May 1, 2010 and the term borrowings are due in installments  through  that  date,  as was  the  case  under  the  Prior  Credit
Agreement.  The borrowers'  obligations  under the Present Credit  Agreement are secured by  substantially  all of their assets other than (i) real  property and
(ii) any borrower's  interest in the capital securities of any other borrower or any  subsidiary of any borrower,  as were the borrowers'  obligations  under the
Prior Credit Agreement.

The  revolving  loans under the Present  Credit  Agreement  bear interest at the borrowers'  option at fluctuating  rates that are either (i) a LIBOR-based  rate
(0.3% at July 14, 2009) plus 3.25%, or (ii) the bank's prime rate (3.25% at July
14, 2009) plus 1.75% (the rates under the Prior Credit Agreement were either (i)
LIBOR-based  plus a margin of 1.5% to 2.5%  depending  upon the  funded  debt to
EBITDA ratio, or (ii) the bank's prime rate).

The  Present  Credit  Agreement  requires  the  borrowers  to  maintain  certain financial ratios, which are changed in a number of respects from those contained in the Prior Credit Agreement.  The Present Credit  Agreement,  as did the Prior
Credit Agreement, also contains other customary covenants and restrictions,  the most  significant  of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company,  and that limit the annual amount  borrowers  may incur for capital  expenditures  and other  purposes  and impose certain minimum EBITDA requirements on the borrowers.  The borrowers were in compliance with the covenants of the Present Credit Agreement as of April 30,
2009.

At April 30, 2009,  Other notes payable  consisted of equipment  financing loans with a weighted  average interest rate of 5.75% and a mortgage note payable on a warehouse with an interest rate of 6.35%.

Consolidated  notes  payable  outstanding  at April  30,  2009  was  $37,936,000 compared to $25,980,000 at April 30, 2008.

Cash Flows From Operating Activities
------------------------------------

Real  estate  receivables  decreased  from  $13,124,000  at  April  30,  2008 to
$3,367,000   at  April  30,   2009   reflecting   the  net  effect  of  (i)  the
reclassification  of  approximately  $6,979,000  to real  estate  inventory  and
$1,125,000 to investment  assets from mortgage notes  receivable  resulting from the Company's  acceptance of deeds in lieu of foreclosure  related to delinquent mortgage notes  receivable and (ii) payments  received on mortgage notes held by
AMREP Southwest offset in part by mortgages notes received by AMREP Southwest in connection with real estate sales that closed during 2009.

Real estate  inventory  amounted to  $81,561,000  at April 30, 2009  compared to
$70,252,000  at April 30,  2008.  Inventory  in the  Company's  core real estate market of Rio Rancho increased from $63,215,000 at April 30, 2008 to $74,121,000 at April 30, 2009,  primarily  reflecting the reclassification of mortgage notes receivable  to  inventory  discussed  above and the net  effect  of  development spending  and  land  sales.  The  balance  of real  estate  inventory  consisted principally of properties in Colorado in both years.

Intangible  and other assets  decreased  from  $29,913,000  at April 30, 2008 to
$26,145,000 at April 30, 2009, primarily reflecting normal amortization of these assets.  Property,  plant and equipment  increased from $28,914,000 at April 30,
2008 to $34,656,000 at April 30, 2009,  primarily due to a purchase of an office building in Palm Coast,  Florida and a  warehouse  acquisition  by the  Company, offset in part by normal depreciation charges.

Accounts  payable and accrued  expenses  decreased from $98,532,000 at April 30,
2008 to  $81,699,000  at April 30, 2009,  primarily as a result of the timing of payments due to publishers and vendors and lower business volumes.

The unfunded pension liability of the Company's defined benefit  retirement plan increased  from  $2,045,000 at April 30, 2008 to  $10,665,000 at April 30, 2009,
principally due to a decrease in the fair market value of the plan assets during the year resulting from a combination of net realized and unrealized losses from investment  assets.  The Company recorded a comprehensive  loss of $5,324,000 in
2009 and  $660,000  in 2008,  reflecting  the  change  in the  unfunded  pension liability in each year net of the related deferred tax and unrecognized  prepaid pension amounts.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures for property, plant and equipment amounted to approximately
$5,212,000  and  $5,169,000  in 2009  and 2008 and  consisted  principally  of a purchase of an office building in Palm Coast,  Florida in 2009 and  expenditures for computer hardware and software for Kable's Subscription

Fulfillment  Services  segment  in  2008.  In  2008,  capital  expenditures  for investment assets were $1,208,000 for the purchase of additional  scattered lots in Rio Rancho in order to increase the Company's ownership in certain geographic areas.  There were no capital  expenditures  for investment  assets in 2009. The
Company  believes  that it has  adequate  financing  capability  to provide  for anticipated capital expenditures in fiscal 2010.

During  November  2008,  in separate  transactions,  the Company  purchased  (i)
certain assets of a  privately-held  company engaged in the product  repackaging and  fulfillment  industry;  (ii)  certain  assets of a  provider  of  temporary staffing  services and (iii) a warehouse.  The aggregate  purchase  price of the assets purchased in the three transactions was approximately $8,500,000, and was financed from working capital,  bank borrowings and the assumption of a mortgage note payable on the warehouse

During January 2007, the Company,  through a newly-created  subsidiary of Kable, acquired Palm Coast for approximately $95,400,000.  The acquisition was financed with existing cash and borrowings.

Future Payments Under Contractual Obligations
---------------------------------------------

The table below summarizes significant  contractual cash obligations as of April
30, 2009 for the items indicated (in thousands):

                                                                                                             More
                                                         Less than            1-3             3-5            than
      Contractual Obligations              Total           1 year            years           years          5 years
      -----------------------              -----           ------            -----           -----          -------
    Notes payable                       $   37,936       $  25,770        $    7,740      $      218       $   4,208
    Operating leases and other              23,344           4,919            10,125           6,112           2,188
                                       -------------    ------------     ------------    ------------     -----------
    Total                               $   61,280       $  30,689        $   17,865      $    6,330       $   6,396
                                       =============    ============     ============    ============     ===========

Operating  leases and other  includes  $2,270,000 of uncertain tax positions and related accrued  interest  recorded in accordance with FIN 48. Refer to Notes 8,
12, 16 and 17 to the  consolidated  financial  statements  included in this 2009
Form 10-K for additional  information on long-term  debt,  taxes and commitments and contingencies.

Discretionary Stock Repurchase Program
--------------------------------------

The  Company  announced  on  October  8, 2007 that its  Board of  Directors  had authorized the repurchase of up to 500,000 shares of the Company's common stock, which was in addition to a previously announced 500,000 share repurchase program that was  completed  in early  October  2007.  The  purchases  may be made  from
time-to-time   either  in  the  open  market  or  through   negotiated   private
transactions with  non-affiliates of the Company. In 2008, the Company purchased a total of 658,400  shares  under both  announced  programs,  all in open market transactions, for a total purchase price, including commissions, of $21,363,000, or an average of $32.45 per share.  The Company did not make any  repurchases of stock during 2009.

All repurchases  were funded from cash on hand and borrowings  under bank credit facilities, and the Company expects to fund any future purchases from internally generated cash or borrowings.

NEW AND EMERGING ACCOUNTING STANDARDS
-------------------------------------

In September  2006, the Financial  Accounting  Standards  Board ("FASB")  issued
Statement of Financial  Accounting  Standards No. 157, "Fair Value Measurements"
("SFAS No. 157").  SFAS No. 157 defines fair value,  establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS
No. 157 also  emphasizes that fair value is a market-based  measurement,  not an entity-specific  measurement,  and  sets  out a fair  value  hierarchy  with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value  measurements  are disclosed by level within that  hierarchy.  In February
2008,  the FASB issued FASB Staff  Position No.  157-2,  Effective  Date of FASB
Statement No. 157, which permits a one-year  deferral for the  implementation of
SFAS No. 157 with regard to  nonfinancial  assets and  liabilities  that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company  adopted SFAS No. 157 for the fiscal year  beginning  May 1,
2008,  except for  nonfinancial  assets and  nonfinancial  liabilities  that are recognized  or  disclosed  at  fair  value  in  the  financial  statements  on a nonrecurring  basis,  for  which  delayed  application  is  permitted  until the

Company's fiscal year beginning May 1, 2009. The Company is currently evaluating the potential  impact,  if any, of the adoption of the  remaining  provisions of
SFAS No.  157 on the  Company's  consolidated  financial  position,  results  of operations or cash flows.

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
160 is not  expected  to have a material  impact on the  Company's  consolidated financial position, results of operations or cash flows.

In December 2007, the FASB also issued SFAS No. 141(R),  "Business  Combinations
(Revised)",  which, among other provisions,  requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens  the scope to all  transactions  and other  events in which one  entity obtains  control over one or more  businesses.  The  statement is effective  for business combinations or transactions entered into for fiscal years beginning on or after  December  15, 2008.  The  adoption of SFAS No.  141(R) will affect the
Company's accounting for future business combinations  occurring after April 30,
2009.

In December 2008,  the FASB issued Staff Position No. FAS 132(R)-1,  "Employers'
Disclosures about  Postretirement  Benefit Plan Assets (FSP FAS 132(R)-1)".  FSP
FAS 132(R)-1 requires more detailed  disclosures about employers' plan assets in a defined benefit pension or other  postretirement  plan,  including  employers'
investment strategies,  major categories of plan assets,  concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair
value  of  plan  assets.  FSP  FAS  132(R)-1  also  requires,   for  fair  value
measurements using significant  unobservable inputs (Level 3), disclosure of the effect of the  measurements  on  changes  in plan  assets  for the  period.  The disclosures  about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after  December  15,  2009.  As this  pronouncement  is only disclosure-related,  it will not have an  impact on the  Company's  consolidated financial position, results of operations or cash flows.

The Company will monitor these  emerging  issues to assess any potential  future impact on its consolidated financial statements.

SEGMENT INFORMATION
-------------------

Information  by industry  segment is  presented  in Note 20 to the  consolidated financial statements. This information has been prepared in accordance with SFAS
No. 131,  "Disclosures about Segments of an Enterprise and Related Disclosures", which  requires  that  industry  segment  information  be  prepared  in a manner consistent  with the  manner in which  financial  information  is  prepared  and evaluated by management for making operating decisions.  A number of assumptions and  estimations are required to be made in the  determination  of segment data, including  the need to make  certain  allocations  of common  costs and expenses among  segments.  On an annual  basis,  management  has evaluated the basis upon which costs are allocated,  and has periodically made revisions to these methods of  allocation.  Accordingly,  the  determination  of  "income  from  continuing operations  before income taxes" of each segment as summarized in Note 20 to the consolidated  financial statements is presented for informational  purposes, and is not  necessarily  the amount that would be  reported  if the segment  were an independent company.

IMPACT OF INFLATION
-------------------

Operations of the Company can be impacted by inflation. Within the industries in which  the  Company  operates,  inflation  can  cause  increases  in the cost of materials,  services,  interest  and  labor.  Unless  such  increased  costs are recovered  through  increased sales prices or improved  operating  efficiencies, operating  margins will  decrease.  Within the land  development  industry,  the
Company  encounters  particular risks. A large part of the Company's real estate sales are to homebuilders who face their own  inflationary  concerns that rising housing costs,  including interest costs, may substantially outpace increases in the income of potential purchasers and make it difficult for them to finance the purchase of a new home or sell their  existing  home. If this  situation were to exist,  the demand for the Company's land by these  homebuilder  customers could decrease.  In general,  in recent years interest rates have been at historically low levels and other price  increases  have been  commensurate  with the general rate of inflation in the Company's markets,  and as a result the Company has not found the inflation risk to be a significant problem in any of its businesses.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
-------------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking  statements made by or on behalf of the Company.  The
Company  and its  representatives  may from  time to time make  written  or oral statements that are  "forward-looking",  including  statements contained in this report,  other filings with the Securities and Exchange  Commission,  reports to the  Company's  shareholders  and news  releases.  All  statements  that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition,  other  written or oral  statements, which constitute forward-looking  statements, may be made by or on behalf of the
Company. Words such as "expects", "anticipates", "intends", "plans", "believes",
"seeks", "estimates",  "projects",  "forecasts",  "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements.  These  statements  are not  guarantees  of future  performance  and involve certain risks,  uncertainties  and  contingencies  that are difficult to predict.  These risks and uncertainties  include,  but are not limited to, those set forth in Item 1A above under the heading "Risk Factors". Many of the factors that will  determine  the  Company's  future  results  are beyond the ability of management  to control or predict.  Therefore,  actual  outcomes and results may differ  materially  from what is expressed or forecasted in or suggested by such forward-looking  statements.  The Company  undertakes no obligation to revise or update  any  forward-looking  statements,  or to make any other  forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

The  primary  market  risk  facing  the  Company  is  interest  rate risk on its long-term debt and fixed rate  receivables.  The Company does not hedge interest rate risk using  financial  instruments.  The Company is also subject to foreign currency risk, but this risk is not material.  The following table sets forth as of April 30, 2009 the  Company's  long-term  debt  obligations  and  receivables
(excluding trade accounts) by scheduled  fiscal year maturity,  weighted average interest  rate and  estimated  fair  market  value  ("FMV")  (dollar  amounts in thousands):

                                                                                    There-                 FMV at
                              2010       2011       2012       2013       2014      after       Total      4/30/09
                              ----       ----       ----       ----       ----      -----       -----      -------

Fixed rate
  receivables              $  3,072    $      3   $      3   $    98    $    -     $     -    $   3,176   $   2,914

Weighted average
  interest rate                9.4%        8.5%       8.5%      8.5%         -           -         9.4%

Fixed rate debt            $  1,770    $  1,541   $    132   $   106    $    112   $   4,208  $   7,869   $   8,524

Weighted average
  interest rate                5.7%        5.3%       5.4%      6.4%        6.4%        6.4%       6.0%

Variable rate debt         $ 24,000    $  6,067   $    -     $    -     $    -     $     -    $  30,067   $  30,067

Weighted average
  interest rate                2.0%        2.2%        -          -          -            -        2.0%

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

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

Management  has assessed the  effectiveness  of internal  control over financial reporting  as of April 30,  2009 based upon the  criteria  set forth in a report entitled  "Internal  Control - Integrated  Framework" issued by the Committee of
Sponsoring  Organizations of the Treadway  Commission.  Based on its assessment, management  has  concluded  that,  as of April 30, 2009,  internal  control over financial reporting was effective.

On November 7, 2008,  the Company,  through a  newly-formed  subsidiary of Kable
Media Services, Inc., Kable Specialty Packaging Services LLC ("KSPS"), purchased certain assets of a privately-held  company located in Fairfield,  Ohio, engaged in the product repackaging and fulfillment  industry.  On the same date, another newly-formed subsidiary of Kable Media Services,  Inc., Kable Staffing Resources
LLC ("KSR"),  purchased  certain assets of a  privately-held  company engaged in providing  temporary staffing  services.  For additional  information  regarding these purchases, see Note 9 to the accompanying financial statements included in this annual report on Form 10-K. KSPS and KSR together represented approximately
0.2%  of  the  Company's  consolidated  assets  and  approximately  3.0%  of the
Company's consolidated revenues as of and for the year ended April 30, 2009.

Management  has excluded  KSPS and KSR from the scope of this report on internal controls over financial reporting for the year ended April 30, 2009.  Management is in the process of implementing the Company's  internal control structure over the operations of KSPS and KSR and expects that this effort will be completed in fiscal 2010. The assessment and  documentation of internal  controls  requires a complete review of controls operating in a stable and effective environment.

Management's  assessment of the effectiveness of the Company's  internal control over financial reporting has been audited by the Company's  independent auditor,
McGladrey & Pullen,  LLP, an independent  registered  public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
AMREP Corporation

We have  audited  AMREP  Corporation  and  Subsidiaries  internal  control  over financial  reporting  as of April 30,  2009,  based on criteria  established  in
Internal  Control-Integrated  Framework  issued by the  Committee of  Sponsoring
Organizations of the Treadway Commission (COSO). AMREP Corporation's  management is  responsible  for  maintaining  effective  internal  control  over  financial reporting and for its assessment of the  effectiveness  of internal control over financial  reporting  including the accompanying  Management's  Annual Report on
Internal Control Over Financial  Reporting.  Our responsibility is to express an opinion on the company's internal control over financial  reporting based on our audit.

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

As described in  Management's  Annual Report on Internal  Control Over Financial
Reporting  management has excluded Kable  Specialty  Packaging  Services LLC and
Kable  Staffing  Resources  LLC from its  assessment  of internal  control  over financial  reporting as of April 30, 2009,  because these entities were acquired by the Company when certain  assets of Service  Parts Supply Corp.  and Resource
One Staffing,  LLC. were purchased  during 2009. We have excluded the operations of these entities from our audit of internal  control over financial  reporting.
The  entities  are a wholly  owned  subsidiary  whose total  assets and revenues represent  approximately  0.2%  and  3.0%,  respectively,  of  the  consolidated financial statement amounts as of and for the year ended April 30, 2009.

A company's  internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (a) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (b)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AMREP Corporation and Subsidiaries  maintained,  in all material respects,  effective  internal control over financial  reporting as of April 30,
2009,  based on criteria  established in Internal  Control-Integrated  Framework issued by the Committee of Sponsoring  Organizations of the Treadway  Commission
(COSO).

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of

AMREP  Corporation  and  Subsidiaries  as of April 30,  2009 and  2008,  and the
related  consolidated  statements  of operations, shareholders'  equity and cash flows for each of the three  years in the period  ended  April 30,  2009 and our report dated July 14, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
July 14, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors
AMREP Corporation
Princeton, New Jersey

We have  audited  the  consolidated  balance  sheets  of AMREP  Corporation  and
Subsidiaries  as of  April  30,  2009 and  2008,  and the  related  consolidated statements of  operations,  shareholders'  equity and cash flows for each of the three years in the period  ended April 30,  2009.  Our audits also  included the financial  statement  schedule of AMREP Corporation  listed in item 15(a). These financial  statements and financial statement schedule are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of AMREP Corporation and  Subsidiaries  as of April  30,  2009 and  2008,  and the  results  of their operations  and their cash flows for each of the three years in the period ended
April  30,  2009,  in  conformity  with  U.S.  generally   accepted   accounting
principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole,  presents  fairly in all  material  respects  the  information  set forth therein.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting   Oversight   Board  (United   States),   AMREP   Corporation's   and
Subsidiaries'  internal  control over financial  reporting as of April 30, 2009, based on "Criteria established in Internal  Control-Integrated  Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission (COSO)"
and our report  dated July 14,  2009  expressed  an  unqualified  opinion on the effectiveness of AMREP Corporation's internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
July 14, 2009

                       AMREP CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2009 AND 2008
             (Dollar amounts in thousands, except per share amount)

                                     ASSETS                                     2009                 2008
                                     ------                               ----------------    -----------------

CASH AND CASH EQUIVALENTS                                                  $      29,018       $     32,608

RECEIVABLES, net:
 Real estate operations                                                            3,367             13,124
 Media services operations                                                        34,614             45,701
                                                                          ----------------    -----------------
                                                                                  37,981             58,825

TAXES RECEIVABLE                                                                   3,009                  -

REAL ESTATE INVENTORY                                                             81,561             70,252

INVESTMENT ASSETS, net                                                            11,389             10,300

PROPERTY, PLANT AND EQUIPMENT, net                                                34,656             28,914

INTANGIBLE AND OTHER ASSETS, net                                                  26,145             29,913

GOODWILL                                                                           3,893             54,139
                                                                          ----------------    -----------------

  TOTAL ASSETS                                                             $     227,652       $    284,951
                                                                          ================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                      $      81,699       $     98,532

NOTES PAYABLE:
 Amounts due within one year                                                      25,770              4,816
 Amounts subsequently due                                                         12,166             21,164
                                                                          ----------------    -----------------
                                                                                  37,936             25,980

TAXES PAYABLE                                                                         -                 980
DEFERRED INCOME TAXES                                                              1,071             12,358
ACCRUED PENSION COST                                                              10,665              2,045
                                                                          ----------------    -----------------

  TOTAL LIABILITIES                                                              131,371            139,895
                                                                          ----------------    -----------------

SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value;
  shares authorized - 20,000,000; shares issued - 7,420,704 at
  April 30, 2009 and 7,419,704 at April 30, 2008                                     742                742
 Capital contributed in excess of par value                                       46,100             46,085
 Retained earnings                                                                84,942            128,408
 Accumulated other comprehensive loss, net                                        (8,846)            (3,522)
 Treasury stock, 1,424,492 shares at April 30, 2009 and 2008, at cost            (26,657)           (26,657)
                                                                          ----------------    -----------------
  TOTAL SHAREHOLDERS' EQUITY                                                      96,281            145,056
                                                                          ----------------    -----------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     227,652       $    284,951
                                                                          ================    =================

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                                                 Year Ended April 30,
                                                               ------------------------------------------------------
                                                                    2009                2008               2007
                                                               ---------------     ---------------    ---------------
   REVENUES:
    Real estate land sales                                      $      8,914        $     27,902       $    95,825

    Media services operations                                        136,206             138,696           100,505

    Interest and other                                                   781               5,463             8,509
                                                               ---------------     ---------------    ---------------
                                                                     145,901             172,061           204,839
                                                               ---------------     ---------------    ---------------

   COSTS AND EXPENSES:
    Real estate land sales                                             2,156               9,760            31,154
    Operating expenses:
     Media services operations                                       127,324             120,021            85,262
     Real estate commissions and selling                                 342                 731             1,404
     Restructuring and fire recovery costs                             1,050               1,513                 -
     Other                                                             1,489                 840             1,376
    General and administrative:
     Media services operations                                        12,694              12,053             9,235
     Real estate operations and corporate                              4,239               4,550             5,038
    Goodwill impairment                                               50,246                   -                 -
    Interest expense, net of capitalized amounts                         715               1,012               702
                                                               ---------------     ---------------    ----------------
                                                                     200,255             150,480           134,171
                                                               ---------------     ---------------    ----------------

   INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES                                 (54,354)             21,581            70,668

   PROVISION (BENEFIT) FOR INCOME TAXES
      FROM CONTINUING  OPERATIONS                                    (10,888)              7,819            23,971
                                                               ---------------     ---------------    ----------------

   INCOME (LOSS) FROM CONTINUING
      OPERATIONS                                                     (43,466)             13,762            46,697

   LOSS FROM OPERATIONS OF DISCONTINUED
      BUSINESS (NET OF INCOME TAXES)                                       -                 (57)           (1,591)
                                                               ---------------     ---------------    ----------------

   NET INCOME (LOSS)                                            $    (43,466)       $     13,705       $    45,106
                                                               ===============     ===============    ================

   EARNINGS (LOSS) PER SHARE FROM
      CONTINUING OPERATIONS                                     $      (7.25)       $       2.20       $      7.02
   LOSS PER SHARE FROM
      DISCONTINUED OPERATIONS                                              -               (0.01)            (0.24)
                                                               ---------------     ---------------    ----------------

   EARNINGS (LOSS) PER SHARE - BASIC AND
      DILUTED                                                   $      (7.25)       $       2.19       $      6.78
                                                               ===============     ===============    ================

   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                               5,996               6,248             6,650
                                                               ===============     ===============    ================

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                           Capital                   Accumulated       Treasury
                                      Common Stock     Contributed in                   Other           Stock,
                                  -------------------     Excess of      Retained    Comprehensive         at
                                   Shares     Amount      Par Value      Earnings         Loss            Cost         Total
                                  -------    --------  ---------------  ----------   -------------     ----------    -----------
BALANCE, April 30, 2006            7,417      $   742   $    45,771     $  81,875    $    (4,072)      $  (5,346)    $ 118,970

  Net income                           -            -             -        45,106              -               -        45,106

  Other comprehensive
   income                              -            -             -             -          1,210               -         1,210
                                                                                                                     -----------
  Total comprehensive
   income                                                                                                               46,316
                                                                                                                     -----------
  Cash dividend, $0.85 per
   share                               -            -             -        (5,648)             -               -        (5,648)

  Issuance of stock under
   Directors' Plan                     -            -           287             -              -              52           339

  Exercise of stock options            3            -            27             -              -               -            27
                                  -------    --------  ---------------  ----------   -------------     ----------    -----------
BALANCE, April 30, 2007            7,420          742        46,085       121,333         (2,862)         (5,294)      160,004

  Net income                           -            -             -        13,705              -               -        13,705

  Other comprehensive
   income (loss)                       -            -             -             -           (660)              -          (660)
                                                                                                                     -----------
  Total comprehensive
   income                                                                                                               13,045
                                                                                                                     -----------
  Cash dividend, $1.00 per
   share                               -            -             -        (6,630)             -               -        (6,630)

  Acquisition of treasury
   stock, 658,400 shares               -            -             -             -              -         (21,363)      (21,363)
                                  -------    --------  ---------------  ----------   -------------     ----------    -----------
BALANCE, April 30, 2008            7,420          742        46,085       128,408         (3,522)        (26,657)      145,056

  Net loss                             -            -             -       (43,466)             -               -       (43,466)

  Other comprehensive loss             -            -             -             -         (5,324)              -        (5,324)
                                                                                                                     -----------

  Total comprehensive loss                                                                                             (48,790)
                                                                                                                     -----------

  Exercise of stock options            1            -            15             -              -               -            15
                                  -------    --------  ---------------  ----------   -------------     ----------    -----------

BALANCE, April 30, 2009            7,421     $    742   $    46,100     $  84,942    $    (8,846)      $ (26,657)    $   96,281
                                  ==============================================================================================

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                                                                                    Year Ended April 30,
                                                                                   --------------------------------------------------
                                                                                        2009              2008              2007
                                                                                   --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                  $   (43,466)      $    13,705       $    45,106
 Adjustments to reconcile net income
  to net cash provided (used in) by operating activities:
  Goodwill impairment                                                                    50,246                -                 -
  Depreciation and amortization                                                          10,159            10,524             7,319
  Non-cash credits and charges:
    Gain on disposition of assets                                                           114            (1,679)           (4,115)
    Provision for doubtful accounts                                                       6,775              (676)             (227)
    Pension accrual                                                                          34              (967)               26
    Stock based compensation - Directors' Plan                                               -                 -                339
  Changes in assets and liabilities, excluding the effect of acquisitions:
    Receivables                                                                           7,647            10,901           (10,901)
    Real estate inventory                                                                (4,313)          (19,696)            1,064
    Taxes receivable                                                                     (3,009)               -                 -
    Other assets                                                                           (189)              272            (1,852)
    Accounts payable and accrued expenses, and deferred revenue                         (17,520)           11,328            33,156
    Taxes payable                                                                          (980)              925            (4,493)
    Deferred income taxes                                                                (8,025)            1,614             3,267
                                                                                   --------------    --------------    --------------
     Net cash provided by (used in) operating activities                                 (2,527)           26,251            68,689
                                                                                   --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures - property, plant, and equipment                                   (5,212)           (5,169)            (1,797)
 Capital expenditures - investment assets                                                    -             (1,208)            (2,870)
 Proceeds from disposition of assets                                                         -              4,749              6,173
 Acquisition, net of cash acquired                                                       (3,075)              195            (95,636)
                                                                                   --------------    --------------    --------------
     Net cash used in investing activities                                               (8,287)           (1,433)           (94,130)
                                                                                   --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing                                                            54,136            86,860             81,255
 Principal debt payments                                                                (46,927)          (93,179)           (54,973)
 Exercise of stock options                                                                   15                -                  27
 Acquisition of treasury stock                                                               -            (21,363)                -
 Cash dividends                                                                              -             (6,630)            (5,648)
                                                                                   --------------    --------------    --------------
     Net cash provided by (used in) financing activities                                  7,224           (34,312)            20,661
                                                                                   --------------    --------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (3,590)           (9,494)            (4,780)
Cash and cash equivalents, beginning of year                                             32,608            42,102             46,882
                                                                                   --------------    --------------    --------------
Cash and cash equivalents, end of year                                              $    29,018       $    32,608       $     42,102
                                                                                   ==============    ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amounts capitalized                                         $       694       $     1,085       $        735
                                                                                   ==============    ==============    ===============

 Income taxes paid - net of refunds                                                 $     1,648       $     2,453       $     24,261
                                                                                   ==============    ==============    ===============

 Non-cash transactions:
  Transfer to real estate inventory from receivables                                $     6,979       $     3,892       $         -
                                                                                   ==============    ==============    ===============

  Transfer to real estate investment assets from receivables                        $     1,125       $        -        $         -
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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:
    -------------------------------------------------------------------

    Organization and principles of consolidation
    --------------------------------------------

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the "Company"). The Company, through its subsidiaries,  is primarily  engaged in four  business  segments.  AMREP  Southwest  Inc.  ("AMREP
Southwest") operates in the real estate industry, principally in New Mexico, and
Kable Media Services,  Inc. ("Kable")  operates in the subscription  fulfillment services,  magazine  distribution  services and product fulfillment services and other businesses  (collectively,  "media services operations").  All significant intercompany accounts and transactions have been eliminated in consolidation.

The  consolidated  balance sheets are presented in an unclassified  format since the Company has  substantial  operations  in the real  estate  industry  and its operating cycle is greater than one year.

    Fiscal year
    -----------

The Company's  fiscal year ends on April 30. All  references  to 2009,  2008 and
2007 mean the fiscal  years  ended  April 30,  2009,  2008 and 2007,  unless the context otherwise indicates.

    Revenue recognition
    -------------------

Real  Estate - Land sales are  recognized  when all  elements  of  Statement  of
------------
Financial  Accounting  Standards  ("SFAS") No. 66, "Accounting for Sales of Real
Estate",  are met,  including  when the  parties  are  bound by the terms of the contract, all consideration (including adequate cash) has been exchanged,  title and other  attributes of ownership have been conveyed to the buyer by means of a closing  and  the  Company  is not  obligated  to  perform  further  significant development  of the specific  property  sold.  Profit is recorded  either in its entirety or on the installment  method depending upon,  among other things,  the ability to estimate the  collectibility  of the unpaid sales price. In the event the buyer defaults on the obligation, the property is taken back and recorded as inventory at fair value less estimated costs to sell.

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

Media Services - Revenues from media services  operations  include revenues from
--------------
magazine  subscription  fulfillment,  the  distribution of periodicals and other
products  and  activities.   Revenues  from  Subscription   Fulfillment  Service
activities  represent  fees,  which are  billed  and  earned  monthly,  from the maintenance  of computer  files for customers and other  fulfillment  activities including customer telephone support, product fulfillment,  and graphic arts and lettershop  services,  all of which are billed and  earned as the  services  are provided.  In accordance  with  Emerging  Issues Task Force  ("EITF")  Issue No.
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
Because  the  publications  are  sold  throughout  the  distribution  chain on a fully-returnable  basis in accordance with  prevailing  industry  practice,  the
Company  provides  for  estimated  returns  from  wholesalers  at the  time  the publications  go on sale by  charges  to  income  that are  based on  historical experience and the most recent sales data for publications on an  issue-by-issue basis, and then  simultaneously  provides for estimated  credits from publishers for the related returns. Accordingly,  revenues represent the difference between the Company's  estimates of its net sales to  wholesalers  and its net purchases from publisher  clients.  Estimates are continually  reevaluated  throughout the sales process, and final settlement is typically made 90 days after a magazine's
"off-sale" date.

    Cash and cash equivalents
    -------------------------

Cash  equivalents  consist of highly  liquid  investments  that have an original maturity of ninety days or less and are readily convertible into cash.

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

Receivables  for the  Newsstand  Distribution  Services  business  are  based on estimates of allowances for magazine returns to the Company from wholesalers and the  offsetting  return of magazines by the Company to publishers for credit and are determined on an issue-by-issue  basis utilizing  historical  experience and current sales information.

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

    Investment assets
    -----------------

Investment assets primarily consist of investment land, which represents vacant, undeveloped  land not held  for  development  or sale in the  normal  course  of business,  and is  stated  at the lower of cost or fair  market  value  less the estimated costs to sell.

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

    Goodwill
    --------

Goodwill is the excess of amounts  paid for business  acquisitions  over the net fair value of the assets  acquired and  liabilities  assumed.  Goodwill arose in connection with the  acquisitions  of Kable News Company,  Inc. in 1969 and Palm
Coast Data Holdco, Inc. in 2007 (see Note 9).

Goodwill  is not  amortized,  but is reviewed  at the  reporting  unit level for impairment  annually or more frequently if indications of impairment exist under the  provisions of SFAS No. 142,  "Goodwill  and Other  Intangible  Assets".  An
impairment  charge is generally  recognized  when the estimated  fair value of a reporting unit is less than its carrying amount,  including goodwill. Based on a review  completed  as of  April  30,  2009,  the  Company  recorded  a  non-cash impairment charge of $50,246,000 (see Note 10).

    Long-lived assets
    -----------------

Long-lived  assets,  including  real  estate  inventory,  investment  assets and property,  plant and equipment,  are evaluated in accordance  with SFAS No. 144,
"Accounting  for the  Impairment or Disposal of Long-Lived  Assets" and reviewed for  impairment  when events or changes in  circumstances  indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when  undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.  The amount of impairment would be equal to the difference between the carrying value of an asset and its discounted cash flows.

    Income taxes
    ------------

Deferred tax assets and liabilities are determined based on differences  between financial reporting and tax bases of assets and liabilities, and are measured by using  currently  enacted tax rates  expected to apply to taxable  income in the years in which those differences are expected to reverse. The Company provides a valuation  allowance  against net  deferred  tax assets  unless,  based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

    Earnings (loss) per share
    -------------------------

Basic  earnings  (loss)  per share is based on the  weighted  average  number of common  shares  outstanding  during  each year.  Diluted  earnings  per share is computed  assuming the issuance of common shares for all dilutive  stock options outstanding (using the treasury stock method) during the reporting period. Stock
options   outstanding  are  anti-dilutive   and  therefore   excluded  from  the
computation of earnings per share.

    Stock options
    -------------

The Company  adopted SFAS No. 123(R),  "Share-Based  Payment",  effective May 1,
2006. SFAS No. 123(R)  requires the Company to recognize  expense related to the fair value of share-based  compensation awards,  including employee and director stock grants and options.

The  Company  had issued  stock  options  to  non-employee  directors  under the
Non-Employee  Directors  Option Plan that was  terminated in 2007 (see Note 11).
Stock options  granted prior to the adoption of SFAS No. 123(R) were issued with an exercise  price at the fair  market  value of the  Company's  stock and fully vested at the date of  grant.  Accordingly,  no  compensation  expense  has been recognized  with respect to the stock option plan in 2007.  Under the provisions of SFAS No. 123(R), the compensation  expense was not material to the results of operations for 2009, 2008 and 2007.

    Pension plan
    ------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 158,   "Employers'   Accounting  for  Defined   Benefit  Pension  and  Other
Postretirement Plans", an amendment of FASB Statement Nos. 87, 88, 106 and 132R.
SFAS No. 158  requires the recognition of the over-funded or under-funded status of a  defined  benefit  postretirement  plan as an  asset  or  liability  in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan be measured as of the date of its year-end statement of financial  position.  The Company  adopted the  recognition,  disclosure  and measurement  provisions of SFAS No. 158 as of April 30, 2007, which did not have a material impact on the Company's consolidated  financial position,  results of operations or cash flows.

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

    Management's estimates and assumptions
    --------------------------------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting   principles   generally  accepted  in  the  United  States  requires
management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant  estimates that affect the  financial  statements  include,  but are not limited to, real estate inventory  valuation and related  revenue  recognition,  allowances for magazine returns and  doubtful  accounts,  the  recoverability  of  long-term  assets and
amortization  periods,   goodwill  impairment,   pension  plan  assumptions  for
determination   of  pension   expense   and  benefit   obligations,   and  legal
contingencies.  The  Company  bases  its  significant  estimates  on  historical experience  and on  various  other  assumptions  that  management  believes  are reasonable  under the  circumstances.  Actual  results  could  differ from these estimates.

    New and Emerging Accounting Standards
    -------------------------------------

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
No. 157,  "Fair Value  Measurements"  (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based  measurement,  not an entity-specific  measurement,  and sets out a fair value  hierarchy  with the highest  priority  being quoted prices in active markets.  Under SFAS No. 157,  fair value  measurements  are  disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No.
157-2,  Effective  Date of FASB  Statement  No.  157,  which  permits a one-year deferral  for the  implementation  of SFAS No. 157 with  regard to  nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial  statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal  year  beginning  May 1, 2008,  except  for  nonfinancial  assets and nonfinancial  liabilities  that are recognized or disclosed at fair value in the financial  statements on a nonrecurring  basis, for which delayed application is permitted until the Company's  fiscal year beginning May 1, 2009. The Company is currently  evaluating  the  potential  impact,  if any,  of the  adoption of the remaining  provisions  of SFAS No. 157 on the Company's  consolidated  financial position, results of operations or cash flows.

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
160 is not  expected  to have a material  impact on the  Company's  consolidated financial position, results of operations or cash flows.

In December 2007, the FASB also issued SFAS No. 141(R),  "Business  Combinations
(Revised)",  which, among other provisions,  requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens  the scope to all  transactions  and other  events in which one  entity obtains  control over one or more  businesses.  The  statement is effective  for business combinations or transactions entered into for fiscal years beginning on or after  December  15, 2008.  The  adoption of SFAS No.  141(R) will affect the
Company's accounting for future business combinations  occurring after April 30,
2009.

In December 2008,  the FASB issued Staff Position No. FAS 132(R)-1,  "Employers'
Disclosures about  Postretirement  Benefit Plan Assets (FSP FAS 132(R)-1)".  FSP
FAS 132(R)-1 requires more detailed  disclosures about employers' plan assets in a defined benefit pension or other  postretirement  plan,  including  employers'
investment strategies,  major categories of plan assets,  concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair
value  of  plan  assets.  FSP  FAS  132(R)-1  also  requires,   for  fair  value

measurements using significant  unobservable inputs (Level 3), disclosure of the effect of the  measurements  on  changes  in plan  assets  for the  period.  The disclosures  about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after  December  15,  2009.  As this  pronouncement  is only disclosure-related,  it will not have an  impact on the  Company's  consolidated financial position, results of operations or cash flows.

The Company will monitor these  emerging  issues to assess any potential  future impact on its consolidated financial statements.

(2) RECEIVABLES:
    -------------
Receivables consist of:                                                               April 30,
                                                                         ------------------------------------
                                                                              2009                 2008
                                                                         ----------------    ----------------
                                                                                     (Thousands)
Real estate operations:
 Mortgage notes and other receivables                                     $      3,457        $     13,236
 Less allowance for doubtful accounts                                              (90)               (112)
                                                                         ----------------    ----------------
                                                                          $      3,367        $     13,124
                                                                         ================    ================
Media services operations (maturing within one year):
 Subscription Fulfillment Services                                        $     24,711        $     28,348
 Newsstand Distribution Services, net of estimated returns                       8,970              18,008
 Product Fulfillment Services and other                                          1,863                   -
                                                                         ----------------    ----------------
                                                                                35,544              46,356
 Less allowance for doubtful accounts                                             (930)               (655)
                                                                         ----------------    ----------------
                                                                          $     34,614        $     45,701
                                                                         ================    ================

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
Approximately  45% and 42% of media  services net accounts  receivable  were due from  three  wholesalers  at  April  30,  2009  and  2008.  As a  result  of the concentration of accounts receivable in three wholesalers,  the Company could be adversely  affected by adverse  changes in their  financial  condition  or other factors negatively  affecting these companies.  As industry practices allow, the
Company's  policy is to  manage  its  exposure  to credit  risk  through  credit approvals  and limits and, on occasion  (particularly  in  connection  with real estate sales), the taking of collateral.  The Company also provides an allowance for doubtful  accounts for potential  losses based upon factors  surrounding the credit risk of specific  customers,  historical  trends and other  financial and non-financial information.

Real estate mortgage notes  receivable bear interest at rates ranging from 8.50%
to 10.25% and result  primarily  from land  sales.  Fiscal  year  maturities  of principal on real estate  receivables at April 30, 2009 were as follows:  2010 -
$3,072,000; 2011 - $3,000; 2012 - $3,000; 2013 - $98,000, and thereafter - none.

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
Newsstand  Distribution  Services  accounts  receivable  are  net  of  estimated magazine  returns of $55,212,000  in 2009 and  $55,930,000 in 2008. In addition, pursuant  to an  arrangement  with  one  publisher  customer  of  the  Newsstand
Distribution Services business,  the publisher bears the ultimate credit risk of
non-collection   of  amounts  due  from  the  customers  to  which  the  Company
distributes  the  publisher's   magazines  under  this   arrangement.   Accounts
receivable subject to this arrangement were netted  ($28,565,000 and $22,703,000 were netted at April 30, 2009 and 2008) against the related accounts payable due the publisher on the  accompanying  balance  sheets.  Media services  operations receivables  collateralize  line-of-credit  arrangements  utilized  for  Kable's operations (see Note 8).

During the fourth quarter of 2009, Anderson News, L.L.C.  ("Anderson"),  a major wholesaler customer of Kable's Newsstand Distribution Services business which accounted  for  approximately  30%  of  the  gross  billings  of  the  newsstand distribution  industry,  ceased  operations.  This  business  closure  caused  a temporary  disruption  in the  newsstand  distribution  industry,  and Newsstand
Distribution  Services  revenues were  adversely  affected for a period of time.
Subsequently,  magazines that  previously had been  distributed by Anderson were allocated to other major wholesalers, and as a result, the three remaining major wholesalers now distribute a substantial percentage of the industry product.

At that time of the closure,  Newsstand  Distribution Services had estimated net accounts receivable from Anderson of approximately  $7,500,000,  which amount is subject to  adjustment by subsequent  magazine  return  activity that may differ from the  Company's  estimates.  No payments of  accounts  receivable  have been received by Newsstand  Distribution  Services  from  Anderson  after January 31,
2009.  Based on its estimate of the  allowance for magazine  returns,  Newsstand
Distribution  Services has recorded a charge to  operations of $6,500,000 in the fourth quarter of 2009 related to Anderson.

Media Services  operations  provide  services to publishing  companies  owned or controlled  by a  major  shareholder  and  member  of the  Board  of  Directors.
Commissions  and  other  revenues  earned  on  these  transactions   represented
approximately 2% of consolidated revenues in 2009 and 1% in 2008 and 2007.

(3) REAL ESTATE INVENTORY:
    ----------------------

Real  estate  inventory  consists  of land  and  improvements  held  for sale or development.  Accumulated  capitalized  interest  costs  included in real estate inventory at April 30, 2009 and 2008 were  $3,918,000 and  $3,224,000.  Interest costs  capitalized  during 2009,  2008 and 2007 were  $697,000,  $1,300,000  and
$469,000.  Accumulated capitalized real estate taxes included in the real estate inventory at April 30, 2009 and 2008 were $1,826,000 and $1,820,000. Real estate taxes capitalized  during 2009, 2008 and 2006 were $43,000,  41,000 and $18,000.
Previously  capitalized  interest  costs and real estate  taxes  charged to real estate cost of sales were $35,000, 108,000 and $357,000 in 2009, 2008 and 2007.

During 2009 and 2008, the Company accepted deeds in lieu of foreclosure  related to delinquent mortgage notes receivable on previously sold real estate inventory totaling  $6,979,000  and  $3,892,000,  which  included  accrued  interest,  and recorded  the assets  received in exchange  as real  estate  inventory  based on property appraisals.

A  substantial  majority of the  Company's  real estate assets are located in or
adjacent  to  Rio  Rancho,   New  Mexico.   As  a  result  of  this   geographic
concentration,  the Company could be affected by changes in economic  conditions in that region.

(4) INVESTMENT ASSETS:
    ------------------

Investment assets consist of:
                                                                                     April 30,
                                                                          --------------------------------
                                                                               2009              2008
                                                                          --------------    --------------
                                                                                    (Thousands)

Land held for long-term investment                                        $     10,879        $     9,771
                                                                          --------------    --------------

Other                                                                              794                794
Less accumulated depreciation                                                     (284)              (265)
                                                                          --------------    --------------
                                                                                   510                529
                                                                          --------------    --------------
                                                                          $     11,389        $    10,300
                                                                          ==============    ==============

Land held for long-term investment represents property located in areas that are not planned to be  developed  in the near term and thus has not been offered for sale. During 2009, the Company accepted deeds in lieu of foreclosure  related to delinquent  mortgage  notes  receivable on  previously  sold  investment  assets totaling $1,125,000, which included accrued interest.

Depreciation  of investment  assets  charged to operations  amounted to $19,000,
$117,000 and $179,000 in 2009, 2008 and 2007.

(5) PROPERTY, PLANT AND EQUIPMENT:
    ------------------------------

Property, plant and equipment consist of:
                                                                                       April 30,
                                                                          --------------------------------
                                                                               2009               2008
                                                                          --------------    --------------
                                                                                    (Thousands)

Land, buildings and improvements                                          $     27,397        $    17,875
Furniture and equipment                                                         41,908             45,241
Other                                                                               42                 59
                                                                          --------------    ---------------
                                                                                69,347             63,175
Less accumulated depreciation                                                  (34,691)           (34,261)
                                                                         --------------     ---------------
                                                                          $     34,656        $    28,914
                                                                         ==============     ===============

Depreciation of property,  plant and equipment charged to operations amounted to
$6,182,000, $6,578,000 and $4,983,000 in 2009, 2008 and 2007.

(6) INTANGIBLE AND OTHER ASSETS:
    ----------------------------

Intangible and other assets consist of:

                                                    April 30, 2009                           April 30, 2008
                                          ------------------------------------     ------------------------------------
                                                                            (Thousands)
                                                                Accumulated                              Accumulated
                                              Cost             Amortization            Cost             Amortization
                                          --------------      ----------------     --------------      ----------------

Software development costs                $    10,056         $       6,156        $    10,017          $     3,780
Deferred order entry costs                      4,835                     -              5,681                    -
Prepaid expenses                                3,681                     -              3,047                    -
Customer contracts and relationships           15,000                 2,863             15,000                1,613
Other                                           2,775                 1,183              2,430                  869
                                          --------------      ----------------     --------------      ----------------
                                          $    36,347         $      10,202        $    36,175          $     6,262
                                          ==============      ================     ==============      ================

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

Amortization  related  to  deferred  charges  was  $3,958,000,   $3,829,000  and
$2,157,000 in 2009,  2008 and 2007.  Amortization of intangible and other assets for each of the next five fiscal  years is  estimated  to be as follows:  2010 -
$3,649,000;  2011 - $3,136,000; 2012 - $1,481,000; 2013 - $1,369,000; and 2014 -
$1,261,000.

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    --------------------------------------

Accounts payable and accrued expenses consist of:
                                                                                  April 30,
                                                                       ---------------------------------
                                                                            2009               2008
                                                                       ----------------    -------------
                                                                                  (Thousands)

Publisher payables, net                                                 $   63,074         $   77,003
Accrued expenses                                                             4,473              5,000
Trade payables                                                               3,772              5,753
Other                                                                       10,380             10,776
                                                                        --------------     --------------
                                                                        $   81,699         $   98,532
                                                                        ==============     ==============

Pursuant  to an  arrangement  with  one  publisher  customer  of  the  Newsstand
Distribution   Services  business,   the  Company  has  netted  $28,565,000  and
$22,703,000 of accounts receivable against the related accounts payable at April
30, 2009 and 2008 (see Note 2).

(8) NOTES PAYABLE:
    --------------

Notes payable consist of:
                                                                                  April 30,
                                                                       --------------------------------
                                                                           2009               2008
                                                                       ------------      --------------
                                                                                 (Thousands)
 Line-of-credit arrangements:
   Real estate operations                                               $  24,000          $  18,000
   Media services operations                                                8,866              4,582
 Real estate operations term loan                                               -              2,774
 Other notes payable                                                        5,070                624
                                                                       ------------      --------------
                                                                        $  37,936          $  25,980
                                                                       ============      ==============

Fiscal year maturities of principal on notes  outstanding at April 30, 2009 were as follows:  2010 -  $25,770,000;  2011 -  $7,608,000;  2012 - $132,000;  2013 -
$106,000; 2014 - $112,000; and thereafter - $4,208,000.

    Lines-of-credit and other arrangements
    --------------------------------------

Real Estate - In January 2007,  AMREP  Southwest  entered into a loan  agreement
-----------
that replaced a prior loan agreement.  The new loan agreement consisted of a new
$14,180,000 term loan facility and an existing  $25,000,000  unsecured revolving credit facility from the secured  agreement it replaced.  During September 2008, the maturity date of the revolving  credit  facility was extended from September
2008 to September 2009, with all other terms remaining unchanged.

The revolving credit facility is used to support real estate  development in New
Mexico.  Borrowings  bear annual  interest at the  borrower's  option at (i) the prime rate (3.25% at April 30,  2009) less 1.00%,  or (ii) the 30-day LIBOR rate
(0.45% at April 30, 2009) plus 1.65% for borrowings of less than $10,000,000, or plus  1.50% for  borrowings  of  $10,000,000  or more.  At April 30,  2009,  the outstanding  balance of the revolving  credit  facility was  $24,000,000  with a weighted average interest rate of 2.01%. The term loan facility,  which required prepayment in an amount equal to  collections  on the notes  receivable  held as collateral  and the  amount of any such  receivables  that  experienced  payment defaults, was repaid during 2009 and that facility has been terminated. The loan agreement  contains  a  number  of  restrictive  covenants,  including  one that requires the borrower to maintain a minimum tangible net worth.

AMREP  Southwest  has received a written  commitment  from the lender,  which is subject  to certain  conditions  including  the  lender's  approval  of the loan documentation,  which  provides  for the  replacement  of the present  revolving credit facility at its September 2009 maturity with a new $22,500,000  revolving credit  facility.  The new  facility  will be for a term to be  selected  by the borrower  of either  (i) 364 days,  or (ii) two years  with a  reduction  of the maximum  loan  amount  to  $20,000,000  at the 12 month  anniversary  of the new facility. Borrowings will bear interest at the greater of 5% or the 30-day LIBOR rate  plus  3.5% and will be  secured  by  mortgages  on real  estate  having an appraised  value of at least 2-1/2 times the amount  borrowed.  The new facility will limit other  borrowings  and will contain a number of financial  covenants, including  requirements  that the  borrower  maintain a minimum  net worth and a specified level of debt service coverage.

Media Services - On July 14, 2009,  Kable and certain of its direct and indirect
--------------
subsidiaries  entered into an Amended and Restated  Loan and Security  Agreement
(the "Present Credit  Agreement")  with a bank that further amended and restated
an earlier  agreement with the bank's  predecessor  (the latter  agreement,  the
"Prior Credit Agreement").

The Present  Credit  Agreement  provides  for:  (i) a revolving  credit loan and letter of credit  facility of up to $20,000,000  ("Facility A") that may be used for general business purposes, including the payment of expenses and other costs associated with the consolidation of Kable's  Subscription  Fulfillment Services business in Florida;  and (ii) a second  revolving credit loan facility of up to
$5,000,000  ("Facility  D")  that may be used  exclusively  for the  payment  of accounts  payable  under a  distribution  agreement  with a customer  of Kable's
Distribution  Services  business.  At the borrowers' option, up to $2,500,000 of the bank's  lending  commitment for Facility D may be transferred to Facility A.
At April 30, 2009,  $6,067,000  of Facility A loans and no Facility D loans were
outstanding.   Additionally,   term  borrowings  of   approximately   $2,800,000
("Facilities B and C") at April 30, 2009,  bearing  interest from 4.79% to 6.40%
per annum,  that were incurred for capital  expenditures  under the Prior Credit
Agreement are now included in the borrowings  under the Present Credit Agreement in  addition to  Facilities  A and D. Under the Present  Credit  Agreement,  the
revolving  credits  mature  on May 1,  2010 and the term  borrowings  are due in installments  through  that  date,  as was  the  case  under  the  Prior  Credit
Agreement.  The borrowers'  obligations  under the Present Credit  Agreement are secured by  substantially  all of their assets other than (i) real  property and
(ii) any borrower's  interest in the capital securities of any other borrower or any  subsidiary of any borrower,  as were the borrowers'  obligations  under the
Prior Credit Agreement.

The  revolving  loans under the Present  Credit  Agreement  bear interest at the borrowers'  option at fluctuating  rates that are either (i) a LIBOR-based  rate
(0.3% at July 14, 2009) plus 3.25%, or (ii) the bank's prime rate (3.25% at July
14, 2009) plus 1.75% (the rates under the Prior Credit Agreement were either (i)
LIBOR-based  plus a margin of 1.5% to 2.5%  depending  upon the  funded  debt to
EBITDA ratio, or (ii) the bank's prime rate).

The  Present  Credit  Agreement  requires  the  borrowers  to  maintain  certain financial ratios, which are changed in a number of respects from those contained in the Prior Credit Agreement.  The Present Credit  Agreement,  as did the Prior
Credit Agreement, also contains other customary covenants and restrictions,  the most  significant  of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company,  and that limit the annual amount  borrowers  may incur for capital  expenditures  and other  purposes  and impose certain minimum EBITDA requirements on the borrowers.

At April 30, 2009,  Other notes payable  consisted of equipment  financing loans with a weighted  average interest rate of 5.75% and a mortgage note payable on a warehouse with an interest rate of 6.35%.

(9) ACQUISITIONS:
    -------------

On November 7, 2008, the Company purchased, through a newly-formed subsidiary of
Kable  Media  Services,  Inc.,  certain  assets of Service  Parts  Supply  Corp.
("SPS"),  a  privately-held  company  engaged  in the  product  repackaging  and fulfillment  industry  located in Fairfield,  Ohio.  In a separate  transaction,
another  Company   subsidiary   purchased  a  warehouse  leased  to  SPS.  These
transactions  are expected to provide  benefits to many of the  customers of the
Company's  product  fulfillment  subsidiary  through  the  combination  of  that subsidiary's  services  with those to be provided with the purchased SPS assets.
On the same date, another newly-formed  subsidiary of Kable Media Services, Inc.
purchased certain assets of Resource One Staffing,  LLC, a provider of temporary staffing services that was  majority-owned by the same individual who owned SPS.
The  purchase  price of the  assets  purchased  in the  three  transactions  was approximately  $3,075,000  and  was  financed  from  working  capital  and  bank borrowings.  The transactions have been accounted for as a business combination.
The purchase  price  (including  closing costs and excluding  cash acquired) has been  preliminarily  applied as follows:  Receivables - $1,565,000;  Inventory -
$118,000;  Property,  plant and equipment - $6,826,000;  Mortgage note payable -
$4,747,000,  and Other liabilities - $687,000. The following unaudited pro forma financial information reflects the consolidated results of the Company as if the purchase of the assets had occurred as of May 1, 2007:  Revenues of $151,417,000 in 2009 and $186,474,000 in 2008; Net income (loss) of ($45,628,000) in 2009 and
$14,259,000 in 2008; and Earnings  (loss) per share of ($7.61) in 2009 and $2.28 in 2008. These profroma results are not necessarily an indication of what may be expected to occur in future periods.

In January 2007, the Company, through its Kable Media Services, Inc. subsidiary, completed the acquisition of 100% of the stock of Palm Coast Data Holdco,  Inc., which,  through  its  subsidiary,  Palm  Coast  Data LLC,  (collectively,  "Palm
Coast"), is a major provider of subscription  fulfillment  services for magazine publishers  and others.  The  acquisition  has  complemented  and added  service capability to the Company's  subscription  fulfillment  services  business.  The merger  consideration was financed with existing cash and borrowings and totaled approximately $95,400,000.  The transaction was accounted for as a purchase, and the results of operations  of Palm Coast have been included in the  consolidated financial statements since the date of acquisition.

The  allocation  of the  purchase  price  of  Palm  Coast  to net  tangible  and identifiable  intangible  assets was based on their  estimated fair values as of the acquisition date,  determined using valuations and other studies. The excess of  the  purchase  price  plus  estimated  fees  and  expenses  related  to  the acquisition  over  the net  tangible  and  identifiable  intangible  assets  was allocated to goodwill.  The purchase  price  allocation  reflects a post-closing price  adjustment of $195,000  during 2008 in accordance with FASB Statement No.
141,  "Business  Combinations" and was as follows (in thousands):  Receivables -
$10,082,000;  Property, plant and equipment - $22,886,000; Deferred taxes, net -
$2,075,000;  Deferred  order entry costs -  $1,636,000;  Customer  contracts and relationships - $15,000,000; Other assets - $2,445,000;  Goodwill - $48,948,000, and Accounts payable and accrued expenses - $7,631,000.  The useful lives of the intangible  assets  acquired  are as follows:  deferred  order entry costs - one year;  customer  contracts  and  relationships  - twelve  years;  and goodwill -
indefinite. The goodwill recognition of $48,948,000 was primarily related to the future  earnings  and cash  flows of Palm Coast  anticipated  at the time of the purchase.  Goodwill  is  reviewed  at the  reporting  unit level for  impairment annually  or more  frequently  if  indications  of  impairment  exist  under the provisions  of SFAS No. 142,  "Goodwill and Other  Intangible  Assets" (see Note
10).

(10) GOODWILL IMPAIRMENT
     -------------------
Goodwill  impairment  is  determined  using a two-step  process.  The first step involves a comparison  of the  estimated  fair value of a reporting  unit to its carrying amount,  including goodwill.  In performing the first step, the Company determines  the fair  value of a  reporting  unit using a  discounted  cash flow
("DCF")  analysis.  Determining  fair value requires the exercise of significant judgments,  including  judgments about  appropriate  discount  rates,  perpetual growth rates and the amount and timing of expected  future cash flows.  The cash flows  employed  in the DCF  analyses  are based on the  Company's  most  recent budgets  and  business  plans for years  beyond the  current  reporting  period.
Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective  reporting  units.  In addition,  when a DCF analysis is used as the primary method for determining  fair value,  the Company assesses the  reasonableness of its determined fair values by reference to other fair value indicators where available, such as comparable company public trading values,  research  analyst  estimates  and values  observed  in  private  market transactions.  If the  estimated  fair value of a  reporting  unit  exceeds  its carrying  amount,  goodwill of the reporting unit is not impaired and the second step of the  impairment  test is not  necessary.  If the  carrying  amount  of a reporting  unit exceeds its  estimated  fair value,  then the second step of the goodwill  impairment  test must be  performed.  The second step of the  goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill  carrying amount to measure the amount of impairment  loss, if any. The implied fair value of goodwill is  determined in the same manner as the amount of goodwill recognized in a business combination.

As a result of the goodwill  impairment test performed as of April 30, 2009, the
Company  recorded a non-cash  impairment  charge  related to the goodwill of its
Subscription  Fulfillment Services segment of $50,246,000.  The deterioration of the economy during 2009,  particularly  with respect to the publishing  industry that  represents  the Company's  main customer  base, has resulted in lower than expected  full year 2009  operating  results due to lower  customer  volumes and higher attrition than previously  experienced.  These operating  results,  along with near-term  expectations  that are in line with current  business trends and significant  uncertainty about when the economy will recover, caused significant changes to projected cash flows from prior expectations,  which in turn resulted in the impairment charge.

In  connection  with the  goodwill  impairment  charge,  the Company  recorded a deferred  income tax  benefit  of  $8,689,000  relating  to  $23,483,000  of tax deductible  goodwill.  The $26,763,000 of non-tax deductible  goodwill created a permanent tax difference of $9,367,000 (see Note 12).

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

Net periodic pension cost (benefit) for 2009, 2008 and 2007 was comprised of the following components:

                                                                          Year Ended April 30,
                                                          -----------------------------------------------------
                                                               2009               2008               2007
                                                          ---------------    ----------------   ---------------
                                                                               (Thousands)
  Interest cost on projected
    benefit obligation                                     $      1,806       $       1,736      $      1,789
  Expected return on assets                                      (2,077)             (2,310)           (2,224)
  Plan expenses                                                     253                 146               180
  Recognized net actuarial loss                                     291                 164               325
                                                          ---------------    ----------------   ---------------
  Total cost (benefit) recognized in pretax income                  273                (264)               70
  Cost (benefit) recognized in pretax other
   comprehensive income                                           8,586               1,065            (2,017)
                                                          ---------------    ----------------   ---------------
            Net periodic pension cost (benefit)            $      8,859       $         801      $     (1,947)
                                                          ===============    ================   ===============

The estimated  net loss,  transition  obligation  and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic  benefit  cost over the next  fiscal  year are  $1,160,000,  $0 and $0, respectively.

Assumptions  used in  determining  net  periodic  pension  cost and the  benefit obligations were:

                                                                      Year Ended April 30,
                                                      -----------------------------------------------------
                                                          2009                2008               2007
                                                      --------------     ---------------    ---------------

       Discount rate used to determine net
         periodic pension cost                             6.42%              5.75%              5.75%
       Discount rate used to determine pension
         benefit obligation                                7.08%              6.42%              5.75%
       Expected long-term rate of return
         on assets                                         8.0%               8.0%               8.0%

The following  table sets forth changes in the plan's  benefit  obligations  and assets,  and  summarizes  components  of  amounts  recognized  in the  Company's consolidated balance sheets:

                                                                                       April 30,
                                                                  ----------------------------------------------------
                                                                       2009               2008               2007
                                                                  ---------------     -------------      -------------
                                                                                      (Thousands)
  Change in benefit obligation:
    Benefit obligation at beginning of year                        $   29,270          $   31,283         $   32,159
    Interest cost                                                       1,806               1,736              1,789
    Actuarial (gain) loss                                                (529)             (1,616)              (757)
    Benefits paid                                                      (2,300)             (2,133)            (1,908)
                                                                  ---------------     -------------      -------------
    Benefit obligation at end of year                              $   28,247          $   29,270         $   31,283
                                                                  ---------------     -------------      -------------

  Change in plan assets:
    Fair value of plan assets at beginning of year                 $   27,225          $   30,040         $   28,925
    Contributions                                                         240                   -                 44
    Actual return on plan assets                                       (7,393)               (507)             3,125
    Benefits paid                                                      (2,300)             (2,133)            (1,908)
    Plan expenses                                                        (190)               (175)              (146)
                                                                  ---------------     -------------      -------------
    Fair value of plan assets at end of year                       $   17,582          $   27,225         $   30,040
                                                                  ---------------     -------------      -------------

  Funded (underfunded) status:                                     $  (10,665)         $   (2,045)        $   (1,243)
                                                                  ===============     =============      =============

  Recognition of underfunded status:
    Accrued pension costs                                          $  (10,665)         $   (2,045)        $   (1,243)
                                                                  ===============     =============      =============

The  following  table  summarizes  the  amounts  recorded in  accumulated  other comprehensive  loss,  which have not yet been  recognized  as a component of net periodic pension expense (in thousands):

                                                                       2009               2008               2007
                                                                  ---------------     -------------      -------------
      Pre-tax accumulated comprehensive loss                       $   14,423          $    5,836         $    4,771
                                                                  ---------------     -------------      -------------

Due to the adoption of SFAS No. 158 as of April 30, 2007,  the funded  status of the plan is equal to the net liability  recognized in the  consolidated  balance sheet.  As a result of  applying  SFAS No. 158,  there was  minimal  incremental effect on  individual  line  items in the  accompanying  balance  sheet,  and no adjustments of retained  earnings and  accumulated  comprehensive  income (loss)
were required.

The following table  summarizes the changes in accumulated  other  comprehensive loss  related  to the plan  for the  years  ended  April  30,  2009 and 2008 (in thousands):

                                                                                   Pension Benefits
                                                                            -------------------------------
                                                                               Pre-tax         Net of Tax
                                                                            --------------    -------------

          Accumulated comprehensive loss, May 1, 2007                        $     4,771       $    2,862
          Net actuarial loss                                                       1,229              762
          Amortization of net loss                                                  (164)            (102)
                                                                            --------------    -------------
          Accumulated comprehensive loss,  April 30,2008                           5,836            3,522
          Net actuarial loss                                                       8,877            5,504
          Amortization of net loss                                                  (290)            (180)
                                                                            --------------    -------------
          Accumulated comprehensive loss,  April 30,2009                     $    14,423       $    8,846
                                                                            ==============    =============

The average asset  allocation for the  retirement  plan by asset category was as follows:

                                                                                      April 30,
                                                                            -------------------------------
                                                                                2009              2008
                                                                            --------------    -------------
          Equity securities                                                       68%               74%
          Fixed income securities                                                 28                23
          Other (principally cash and cash equivalents)                            4                 3
                                                                            --------------    -------------
          Total                                                                  100%              100%
                                                                            ==============    =============

The  Company  recorded  other  comprehensive  income  (loss),  net  of  tax,  of
($5,324,000)  in 2009,  ($660,000) in 2008 and $1,210,000 in 2007 to account for the net effect of changes to the unfunded pension liability.

The  investment mix between  equity  securities  and fixed income  securities is based upon seeking to achieve a desired return by balancing more volatile equity securities and less volatile fixed income  securities.  Plan assets are invested in portfolios of diversified  public-market  equity and fixed income securities.
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

The Company funds the retirement plan according to IRS funding requirements. The
Company  made  contributions  to the plan for  2009,  2008 and 2007 as  follows:
$240,000,  none and  $44,000.  The  Company  expects to make a  contribution  of approximately $1,100,000 to the retirement plan in fiscal year 2010.

The  amount  of  future  annual  benefit  payments  is  expected  to be  between
$2,200,000 and $2,500,000 in fiscal years 2010 through 2014, and an aggregate of approximately  $11,800,000 is expected to be paid in the fiscal five-year period
2015 through 2019.

    Savings and salary deferral plans
    ---------------------------------

The Company has a Savings and Salary  Deferral Plan,  commonly  referred to as a
401(k) plan, in which all full-time  employees (other than Palm Coast employees)
with more than one year of service are eligible to participate and contribute to
through  salary  deductions.   The  Company  may  make  discretionary   matching
contributions,  subject to the  approval of its Board of  Directors.  During the three  years  ending  April 30,  2009,  the Company  matched  66.67% of eligible employee  contributions  not in  excess  of 6% of  such  employee  compensation.
Effective May 1, 2009, the Company  suspended the matching  contribution  to the plan.

The Company also has a 401(k) plan in which  originally all Palm Coast employees with more than six months of service were eligible to participate and contribute to through  salary  deductions.  During the period from the  acquisition of Palm
Coast (see Note 9) through  April 30,  2009,  pursuant to a  mandatory  matching provision in the plan, the Company matched 50% of the employee contributions not in excess of 6% of eligible compensation. In April 2009, the Company amended the plan to require an  employee to have one year of service to  participate  and to make the  matching  provision  optional.  Effective  May 1,  2009,  the  Company suspended the matching contribution to the plan.

The  Company's  contributions  to the plans  totaled  approximately  $1,181,000,
$1,263,000 and $981,000 in 2009, 2008 and 2007.

    Directors' stock plan
    ---------------------

During  2003,  the  Company  adopted  the AMREP  Corporation  2002  Non-Employee
Directors' Stock Plan and reserved 65,000 shares of common stock for issuance to non-employee  directors.  Under the plan, each  non-employee  director  received
1,250  shares  of stock on March 15 and  September  15 of each  year as  partial payment for services  rendered.  The expense recorded based upon the fair market value of the stock at time of  issuance  under  this plan was  $339,000  in 2007

(7,500 shares issued in 2007). This plan was terminated in December 2006 and, as a result, no shares were issued or expense recorded in 2009 or 2008.

    Equity compensation plan
    ------------------------

The Company  adopted the 2006 Equity  Compensation  Plan in September  2006 that provides for the issuance of up to 400,000 shares of common stock of the Company pursuant to options, grants or other awards made under the plan. As of April 30,
2009,  the Company had not issued any options,  grants or other awards under the plan.

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

A summary of activity in the Company's stock option plan is as follows:

                                                                 Year Ended April 30,
                                    -----------------------------------------------------------------------
                                            2009                    2008                      2007
                                    --------------------   -----------------------   ----------------------
                                               Weighted                  Weighted                Weighted
                                     Number     Average     Number        Average      Number     Average
                                       of      Exercise       of         Exercise        of      Exercise
                                     Shares      Price      Shares         Price       Shares      Price
                                     ------      -----      ------         -----       ------      -----
Options outstanding at
 beginning of year                   4,500     $ 20.28      4,500       $ 20.28        7,000    $ 18.56

Granted                                -             -        -              -           -            -
Exercised                           (1,000)    $ 15.19        -              -        (2,500)   $ 15.47
Expired or canceled                    -             -        -              -           -            -
                              -----------------         ----------------          ----------------
Options outstanding at
 end of year                         3,500     $ 21.74      4,500       $ 20.28        4,500    $ 20.28
                              =================         ================          ================

Available for grant at
 end of year                           -                      -                          -
                              =================         ================          ================

Options exercisable at
 end of year                         3,500                  4,500                      4,500
                              =================         ================          ================

Range of exercise
 prices for options
 exercisableat end of
 year                         $17.55 to $24.88          $15.19 to $24.88          $15.19 to $24.88
                              =================         ================          ================

Options  outstanding at April 30, 2009 are presently  exercisable and expire, in part in September 2009 with the balance expiring in September 2010. The weighted average remaining  contractual  lives of options  outstanding at April 30, 2009,
2008 and 2007 were 1.0, 1.6 and 3.2 years.

There was no intrinsic value (the difference between the price of the underlying shares and the exercise  price) of options  exercisable  at April 30, 2009.  The total intrinsic value of options exercised during the years ended April 30, 2009 and 2007 was $39,000 and $122,000, determined as of the date of option exercise.
There were no options exercised in 2008.

Stock  options  granted  were issued  with an exercise  price at the fair market value of the Company's stock at the date of grant. Accordingly,  no compensation expense  was  recognized  with  respect  to the stock  option  plan in 2006.  In addition, under SFAS No. 123(R) the compensation expense was not material to the results of operations for 2009, 2008 or 2007.

(12) INCOME TAXES:
     -------------
The provision (benefit) for income taxes consists of the following:

                                                                         Year Ended April 30,
                                                        -------------------------------------------------------
                                                             2009                2008                2007
                                                        ----------------    ---------------     ---------------
                                                                            (Thousands)
Current:
    Federal                                              $      (3,169)      $      5,511        $     18,228
    State and local                                                305               (812)              1,540
                                                        ----------------    ---------------     ---------------
                                                                (2,864)             4,699              19,768
                                                        ----------------    ---------------     ---------------

Deferred:
    Federal                                                     (6,746)             2,777               2,940
    State and local                                             (1,278)               309                 328
                                                        ----------------    ---------------     ---------------
                                                                (8,024)             3,086               3,268
                                                        ----------------    ---------------     ---------------
Total provision (benefit) for income taxes               $     (10,888)      $      7,785        $     23,036
                                                        ================    ===============     ===============

The provision (benefit) for income taxes has been allocated as follows:

                                                                         Year Ended April 30,
                                                        -------------------------------------------------------
                                                             2009                2008                2007
                                                        ----------------    ---------------     ---------------
                                                                            (Thousands)

Continuing operations                                    $    (10,888)       $      7,819        $     23,971
Discontinued operations                                             -                 (34)               (935)
                                                        ----------------    ---------------     ---------------
Total provision for income taxes                         $    (10,888)       $      7,785        $     23,036
                                                        ================    ===============     ===============

The components of the net deferred income tax liability are as follows:

                                                                                  April 30,
                                                                     -------------------------------------
                                                                          2009                  2008
                                                                     ---------------      ----------------
                                                                                 (Thousands)
Deferred income tax assets:
   State tax loss carryforwards                                       $      3,956         $      3,679
   Accrued pension costs                                                     3,719                  785
   Federal NOL carryforward                                                  1,790                1,752
   Vacation accrual                                                          1,175                1,236
   Intangibles and deductible goodwill                                       9,712                1,098
   Other                                                                      (195)                (285)
                                                                     ---------------      ----------------
   Total deferred income tax assets                                         20,157                8,265
                                                                     ---------------      ----------------

Deferred income tax liabilities:
   Real estate basis differences                                            (1,765)              (1,527)
   Reserve for periodical returns                                           (1,883)              (2,210)
   Depreciable assets                                                       (5,772)              (2,532)
   Deferred gains on investment assets                                      (5,869)              (7,019)
   Capitalized costs for financial reporting
    purposes, expensed for tax                                              (3,525)              (4,670)
                                                                     ---------------      ----------------
   Total deferred income tax liabilities                                   (18,814)             (17,958)
                                                                     ---------------      ----------------

Valuation allowance for realization of state tax
     loss carryforwards                                                     (2,414)              (2,665)
                                                                     ---------------      ----------------
Net deferred income tax liability                                      $    (1,071)        $    (12,358)
                                                                     ===============      ================

The following  table  reconciles  taxes computed at the U.S.  federal  statutory income  tax  rate  from  continuing  operations  to  the  Company's  actual  tax provision:

                                                                           Year Ended April 30,
                                                         ---------------------------------------------------------
                                                               2009                2008                 2007
                                                         -----------------    ----------------     ---------------
                                                                                (Thousands)
Computed tax provision at
  statutory rate                                           $    (19,013)        $      7,554         $    24,734
Increase (reduction) in tax resulting from:
    State income taxes, net of federal
     income tax effect                                             (631)                (325)              1,296
    Real estate charitable land contribution                          -                 (481)             (1,419)
    Adjustment for unrecognized tax benefits                       (481)               1,160                   -
    Non-deductible goodwill impairment (see Note 10)              9,367                    -                   -
    Other                                                          (130)                 (89)               (640)
                                                         -----------------    ----------------    ----------------
Actual tax provision                                       $    (10,888)        $      7,819         $    23,971
                                                         =================    ================    ================

A valuation  allowance is provided  when it is  considered  more likely than not that certain deferred tax assets will not be realized.  The valuation  allowance relates entirely to net operating loss carryforwards in states where the Company has no current  operations.  The current year reduction in the allowance relates to the  expiration  of  certain  carryforwards  that had been  previously  fully reserved.  The remaining net operating loss  carryforwards will expire beginning in the fiscal year ending  April 30, 2010 through  April 30, 2030.  The deferred tax asset of $3,956,000  related to the state net operating  loss  carryforwards expires in future fiscal  years,  as follows:  2012 - $32,000;  2013 - $175,000;
2014 - $111,000; 2015 - $369,000; 2016 - $324,000; and thereafter - $2,945,000.

The Company has a federal  net  operating  loss  carryforward  of  approximately
$5,000,000 resulting from the purchase of Palm Coast, which will begin to expire in the fiscal year ending April 30, 2024. In addition,  $23,483,000  of goodwill associated with the Palm Coast  acquisition  (see Note 9) is amortizable for tax purposes,  and remains amortizable  subsequent to the goodwill impairment charge
(see Note 10).

As of May 1, 2008, the Company adopted the provisions of FASB Interpretation No.
48,  "Accounting  for  Uncertainty in Income Taxes - an  interpretation  of FASB
Statement No. 109" ("FIN 48"),  which clarifies the accounting for uncertain tax positions,  prescribing  a  minimum  recognition  threshold  a tax  position  is required  to  meet  before  being  recognized,  and  providing  guidance  on the derecognition,  measurement,  classification  and disclosure  relating to income taxes.  The  adoption  of  FIN  48 did  not  have  an  impact  on the  Company's consolidated financial statements.

The Company is subject to U.S.  federal income taxes, and also to various state, local and foreign income taxes.  Tax regulations  within each  jurisdiction  are subject  to the  interpretation  of the  related  tax laws and  regulations  and require  significant  judgment  to apply.  The  Company is not  currently  under examination by any tax  authorities  with respect to its income tax returns.  In nearly all jurisdictions,  the tax years through the fiscal year ended April 30,
2005 are no longer subject to examination.

The  following  table  summarizes  the  beginning  and  ending  gross  amount of unrecognized tax benefits (in thousands):

                                                                                 2009              2008
                                                                             -------------     -------------
Gross unrecognized tax benefits at beginning of year                          $    5,223        $    4,289
    Gross increases:
       Additions based on tax positions related to current year                       64                54
       Additions based on tax positions of prior years                               589               880
    Gross decreases:
       Reductions based on tax positions of prior years                             (406)                -
       Reductions based on the lapse of the applicable
         statute of limitations                                                     (847)                -
                                                                             -------------     -------------
Gross unrecognized tax benefits at end of year                                $    4,623        $    5,223
                                                                             =============     =============

The total  amount of  unrecognized  tax  benefits at April 30, 2009 and 2008 was
$1,585,000 and  $2,076,000  which,  if  recognized,  would have an impact on the effective  tax rate.  The Company  believes it is  reasonably  possible that the liability for  unrecognized  tax benefits  will decrease by up to  approximately
$960,000  in the next  twelve  months due to the  expiration  of the  statute of limitations.

The Company  has elected to include  interest  and  penalties  in its income tax expense.  The total amount of interest  payable  recognized in the  accompanying consolidated balance sheets was $685,000 at April 30, 2009 and $717,000 at April
30,  2008.  No amount has been  accrued  for  penalties.  In 2009,  the  Company recognized  a net  credit of $32,000  to its  income  tax  provision  related to interest,  which resulted from the reduction of unrecognized tax benefits due to the expiration of the statute of limitations, offset in part by interest accrued for existing uncertain tax positions.

(13) SHAREHOLDERS' EQUITY:
     ---------------------

The Company recorded other comprehensive  income (loss) of ($5,324,000) in 2009,
($660,000)  in 2008 and  $1,210,000  in 2007 to  account  for the net  effect of changes to the unfunded pension liability (see Note 11).

The Company from time to time reacquired its shares to be held as treasury stock as part of a stock  repurchase  program.  During  2008,  the Board of  Directors authorized  the  repurchase of up to 1,000,000  shares.  The Company  reacquired
658,400 shares under this authorization,  all in open market transactions, for a total purchase price, including commissions, of $21,363,000. There were no stock repurchases by the Company in 2009 or 2007.

(14) DISCONTINUED OPERATIONS:
     ------------------------

Loss from discontinued operations of $57,000 and $1,591,000, net of tax, in 2008 and 2007 reflected the costs  incurred in connection  with the settlement of all litigation  related to the Company's El Dorado,  New Mexico former water utility subsidiary,  which was taken through condemnation proceedings during fiscal year
2006.

(15) RESTRUCTURING AND FIRE RECOVERY COSTS:
     --------------------------------------

In January 2008, the Company announced a project to consolidate its Subscription
Fulfillment  Services  business  operations  from three  locations  in Colorado,
Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline  operations,  improve  service to clients and create cost efficiencies  through  reduced  overhead costs and the  elimination of operating redundancies.  This project,  which is now well underway, is expected to require capital expenditures in the range of $9,000,000 to $12,000,000.  It is scheduled to be  implemented  over  the  next  two  years  and may  involve  approximately
$6,000,000 of non-recurring  cash costs for severance,  training and transition, facility closings and equipment relocation. The State of Florida and the City of
Palm Coast have agreed to provide incentives for the project, including cash and employee  training  grants  and tax  relief,  which  could  amount to as much as
$8,000,000,  largely contingent on existing job retention,  new job creation and capital  investment.  Previously  during  2008,  the Company  announced  (i) one
significant  workforce  reduction  in  its  Subscription   Fulfillment  Services
business that occurred in the third quarter and (ii) a plan to redistribute  the work  performed at the Marion,  Ohio  facility of its  Subscription  Fulfillment
Services   business  and  the  scheduled   closing  of  that  facility  and  the
consolidation  of  subscription  fulfillment  operations  customer call centers, which was completed in 2009.  During 2009,  the Company  recognized  $293,000 of income for certain  incentives related to the consolidation  project,  which are netted with costs of $1,501,000,  principally  for severance.  As a result,  the
Company  reported  a net  charge to  operations  of  $1,121,000  related  to the consolidation  project in 2009 compared to a net charge of $1,159,000  for 2008, principally  for  severance  and  consulting  costs.  The  items of  income  for incentives  and costs  related to the  consolidation  project  are  included  in
Restructuring and fire recovery costs in the Company's  consolidated  statements of operations and retained earnings.

In December  2007, a warehouse of  approximately  38,000 square feet leased by a
Kable subsidiary in Oregon,  Illinois and its contents were totally destroyed by fire.  The  warehouse  was used  principally  to store back issues of  magazines published by certain  customers for whom the Company filled back-issue orders as part of its  services.  The Company was required to provide  insurance  for that property of certain of those  customers.  Through June 30, 2009,  the  Company's insurance  carrier  had  paid  approximately  $263,000  to  customers  for  lost materials.  The  Company  believes  that  the  resolution  of other  pending  or unasserted  claims  related to materials of certain  publishers  for whom it was required to provide  insurance  after taking into account the proceeds  from its property  insurance claims,  will not have a material effect on its consolidated financial position, results of operations or cash flows.

The Company has filed a preliminary  claim with its  insurance  provider for its property  loss as a  result  of the  fire and has  been  advanced  $500,000  for replacement of such property. During 2009, the Company replaced a portion of the fixed assets lost in the warehouse  fire and recorded a $347,000 gain  resulting from the  recognition  of  insurance  proceeds,  which is netted  against  costs related to the fire,  principally  for legal and other  advisory costs that were not  covered  by  insurance.  As a result,  the  Company  reported a net gain to operations  of $71,000 for 2009.  In 2008 the  Company  recorded a net charge to operations  of  $354,000  related  to fire  recovery  costs.  The item of income related to  insurance  proceeds  and the fire  recovery  costs are  included  in
Restructuring and fire recovery costs in the Company's  consolidated  statements of operations and retained earnings. In addition,  the Company recorded $287,000 of other income in 2009 for a business  interruption  claim  resulting  from the fire.

(16) COMMITMENTS AND CONTINGENCIES:
     ------------------------------

    Non-cancelable leases
    ---------------------

The Company is obligated under  long-term,  non-cancelable  leases for equipment and various real estate properties.  Certain real estate leases provide that the
Company will pay for taxes,  maintenance and insurance costs and include renewal options.  Rental expense for 2009, 2008 and 2007 was  approximately  $6,828,000,
$9,087,000 and $8,295,000.

The total minimum rental  commitments  for fiscal years  subsequent to April 30,
2009 of $21,074,000  are due as follows:  2010-  $4,919,000;  2011 - $4,038,000;
2012 -  $3,817,000;  2013 -  $3,418,000;  2014 -  $2,694,000;  and  thereafter -
$2,188,000.

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

(17) LITIGATION:
     -----------

In June 2008, a lawsuit entitled Haan, etc. v, Kable News Company,  Inc., et al,
                                 -----------------------------------------------
was filed in the Circuit Court of the Fifteenth  Judicial Circuit,  Ogle County,
Illinois  against  the  Company's  Kable  News  Company,   Inc.  ("Kable  News")
subsidiary  by an  insurance  company as  subrogee  of the owner of a  warehouse building  leased to the  subsidiary  that was  destroyed  in a fire in  December
2007.  The lawsuit also named as a defendant a temporary  staffing  company that provided  the  subsidiary  with an employee who is alleged to have had a role in
causing  the  fire.   Plaintiff's  claims  specific  to Kable  News are based on
allegations  of  negligence  and  willful  and wanton  misconduct.   Plaintiff's
complaint seeks damages in excess of $100,000.  The Company's  insurance carrier has  undertaken  Kable News' defense under a reservation  of rights and provides coverage  up to the  policy  limit,  which may or may not be as much as the full amount of plaintiff's claimed damages, which is unknown at this time.  A summary judgment motion brought by the temporary  staffing company has been denied.  The
Company  believes  Kable  News  has good  defenses  to the  claims  and also has potential  cross-claims  against  the other  parties  for their  conduct  in the
matter,  and Kable News is  vigorously  defending  the  lawsuit.   However,  the
proceeding is at an early stage, and the Company is not in a position to predict its outcome.

In November 2008, a lawsuit entitled Alpinist, et al v. Haan, et al was filed in
                                     ------------------------------
the Circuit  Court of the  Fifteenth  Judicial  Circuit,  Ogle County,  Illinois
against Kable News by a magazine  publisher and a number of insurance  companies as the subrogees of other magazine publishers seeking damages for their property stored by Kable News in the warehouse referred to in the previous paragraph that was destroyed in the fire. The three defendants are the warehouse  owner,  Kable
News and the  temporary  staffing  company  that is a  defendant  in the lawsuit described in the previous  paragraph.  Plaintiffs' claims specific to Kable News are based on  allegations  of  negligence,  breach of  contract  and willful and wanton  misconduct.  The  complaint  seeks  damages  in an  amount  in excess of
$1,000,000. The Company believes that Kable News has good defenses to the claims and also has  potential  cross-claims  against  the other  defendants  for their conduct in the matter,  and intends  vigorously to defend the lawsuit.  However, the  proceeding  is at an early  stage,  and the Company is not in a position to predict its outcome.

On February 9, 2009, a civil action was commenced in the United States  District
Court  for  the  Southern   District  of  New  York  entitled  Source  Interlink
                                                               -----------------
Distribution,  LLC, et al. v. American  Media,  Inc.,  et al.  Source  Interlink
------------------------------------------------------------
Distribution,  LLC ("Source") is a wholesaler of magazines and in the lawsuit it alleged that magazine publishers and distributors,  including Kable Distribution
Services, Inc. ("Kable Distribution"), which is a wholly-owned subsidiary of the
Company, conspired to boycott Source to drive it out of business, and that other wholesalers  participated in this effort. Source asserted claims under Section 1 of the Sherman Act  (antitrust),  for defamation  and for tortious  interference with its contracts with retailers.  Damages were not quantified.  In April 2009,
Source and Kable  Distribution  agreed to settle the  lawsuit  with each of them denying  any and all  wrongdoing  in  connection  with any claims and no payment being  required of Kable  Distribution.  In connection  with the  settlement,  a two-year agreement was entered into under which Kable Distribution will continue to supply  magazines for Source's  wholesale  business.  In accordance  with the settlement  agreement,  on April 14, 2009, the lawsuit was discontinued  against
Kable Distribution, with prejudice.

On March 10, 2009, a civil action was  commenced in the United  States  District
Court for the Southern District of New York entitled  Anderson News,  L.L.C., et
                                                      --------------------------
al. v. American Media,  Inc., et al. Anderson News,  L.L.C.  was a wholesaler of
-----------------------------------
magazines.  It has alleged that magazine publishers and distributors,  including
Kable  Distribution,  conspired to boycott Anderson to drive it out of business, and that other  wholesalers  participated in this effort. It has asserted claims under Section 1 of the Sherman Act  (antitrust),  for  defamation,  for tortious interference  with its  contracts  with  retailers,  and for  civil  conspiracy.
Damages  have not  been  quantified,  but  would  presumably  be  alleged  to be substantial.  Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy  magazine  distribution  channel. The Company believes  that Kable  Distribution  has good  defenses to the claims and intends vigorously to defend the lawsuit. However, the lawsuit is at an early stage, and the Company is not in a position to predict its outcome.

The Company and its  subsidiaries are involved in various other claims and legal actions incident to their  operations  which, in the opinion of management based in part upon  advice of counsel,  will not  materially  affect the  consolidated financial  position,  liquidity or results of  operations of the Company and its subsidiaries.

(18) SUBSEQUENT EVENTS:
     ------------------

On June 9, 2009,  the Company's  Subscription  Fulfillment  Services  operations received  $3,000,000  pursuant to an agreement with the State of Florida as part of certain  incentives made available to the Company with the announced  project to consolidate its magazine subscription, membership and direct mail fulfillment services locations into one location at Palm Coast, Florida (see Note 15). These funds will be used to further the  consolidation  project  primarily  by funding anticipated capital expenditures.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS:
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
The  estimated  fair  value  of the  Company's  long-term,  fixed-rate  mortgage receivables was $2,916,000 and $11,878,000 versus carrying amounts of $3,176,000 and  $12,660,000  at April 30, 2009 and 2008.  The  estimated  fair value of the
Company's  long-term,  fixed-rate  notes payable was  $8,524,000  and $2,358,000 versus carrying amounts of $7,869,000 and $2,311,000 at April 30, 2009 and 2008.

(20) INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS:
     --------------------------------------------------------------------------

The Company has identified  four  reportable  segments in which it currently has business  operations.  Real  Estate  operations  primarily  include  land  sales activities,  which involve the obtaining of approvals and  development  of large tracts of land for sales to homebuilders,  commercial users and others,  as well as  investments in commercial and  investment  properties.  The Company's  Media
Services business has three identified  segments:  (i) Subscription  Fulfillment
Services,  (ii) Newsstand  Distribution  Services and (iii) Product  Fulfillment
Services and Other.  Subscription  Fulfillment  Services  operations involve the performance of subscription  fulfillment and other related  activities on behalf of  various  publishers  and  other  clients.  Newsstand  Distribution  Services
operations   involve  the  national  and,  to  a  small  degree,   international
distribution  and  sale  of  periodicals  to  wholesalers.  Product  Fulfillment
Services and Other involve the performance of product fulfillment, packaging and temporary staffing  activities.  Certain common expenses as well as identifiable assets are allocated among industry segments based upon management's estimate of each  segment's  absorption.  Corporate  and Other  revenues  and  expenses  not identifiable  with a specific  segment  are shown as a separate  segment in this presentation.

As a result of the  purchase of assets of certain  businesses  in November  2008
(see Note 9), the Company reclassified for 2009, 2008 and 2007 certain revenues,
expenses  and  capital   expenditures   previously   reported  as  part  of  its
Subscription  Fulfillment  Services segment and has reported them with revenues, expenses and capital expenditures of those businesses since the date of purchase as a separate segment, "Product Fulfillment Services and Other".

The accounting  policies of the segments are the same as those described in Note
1.  Summarized  data relative to the industry  segments in which the Company has continuing operations is as follows (amounts in thousands):

                                                                                            Product
                                             Real Estate   Subscription    Newsstand      Fulfillment
                                              Operations    Fulfillment   Distribution    Services and    Corporate
                                                             Services       Services         Other        and Other     Consolidated
                                             ------------------------------------------------------------------------------------------
Year ended April 30, 2009 (a):
Revenues                                      $     9,621   $   115,964    $     12,400   $       7,842   $       74    $    145,901
Income (loss) from continuing operations            2,565       (43,839)         (3,510)            304        1,014         (43,466)
Provision  (benefit)  for income taxes from
   continuing operations                              465       (10,490)         (1,786)            223          700         (10,888)
Interest expense (income), net (b)                     73         2,855          (1,050)             31       (1,194)            715
Depreciation and amortization                          39         9,423             564              56           77          10,159
Goodwill impairment                                     -        50,246               -               -            -          50,246
                                             ------------------------------------------------------------------------------------------
EBITDA (c)                                    $     3,142   $     8,195    $     (5,782)  $         614   $      597    $      6,766
                                             ------------------------------------------------------------------------------------------

Goodwill                                      $         -   $         -    $      3,893   $           -   $        -    $      3,893
Total assets                                  $    97,970   $    56,111    $     55,918   $       4,618   $   13,035    $    227,652
Capital expenditures                          $     3,114   $     1,698    $         10   $         326   $       64    $      5,212

---------------------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2008 (a):
Revenues                                      $    33,073   $   122,521    $     12,916   $       3,259   $      292    $    172,061
Income (loss) from continuing operations           12,187        (1,554)          1,293             141        1,695          13,762
Provision  (benefit)  for income taxes from
   continuing operations                            6,932          (830)            812              75          830           7,819
Interest expense (income), net (b)                      -         5,041          (1,571)              -       (2,458)          1,012
Depreciation and amortization                         135         9,434             872              77            6          10,524
                                             ------------------------------------------------------------------------------------------
EBITDA (c)                                    $    19,254   $    12,091    $      1,406   $         293   $       73    $     33,117
                                             ------------------------------------------------------------------------------------------

Goodwill                                      $         -   $    50,246    $      3,893   $           -   $        -    $     54,139
Total assets                                  $    94,610   $   135,335    $     51,297   $           -   $    3,709    $    284,951
Capital expenditures                          $     1,312   $     4,888    $        174   $           -   $        3    $      6,377

---------------------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2007 (a):
Revenues                                      $   102,848   $    83,011    $     14,384   $       3,110   $    1,486    $    204,839
Income from continuing operations                  43,190            49           2,009             105        1,344          46,697
Provision  (benefit)  for income taxes from
   continuing operations                           22,688            44           1,226              94          (81)         23,971
Interest expense (income), net (b)                      -         2,202            (716)              -         (784)            702
Depreciation and amortization                         201         6,001             953             159            5           7,319
                                             ------------------------------------------------------------------------------------------
EBITDA (c)                                    $    66,079   $     8,296    $      3,472   $         358   $      484    $     78,689
                                             ------------------------------------------------------------------------------------------

Goodwill                                      $         -   $    50,441    $      3,893   $           -   $        -    $     54,334
Total assets                                  $    88,756   $   142,563    $     39,214   $           -   $   22,126    $    292,659
Capital expenditures                          $     2,871   $     1,779    $          -   $           -   $       17    $      4,667

     (a)  Segment information  reported above does not include net income (loss)
          from  discontinued  operations of $0,  ($57,000) and  ($1,591,000)  in
          2009, 2008 and 2007.
     (b)  Interest expense, net includes  inter-segment  interest income that is eliminated in consolidation.

     (c)  The  Company  uses  EBITDA  (defined  for this  purpose as income from continuing  operations  before  interest  expense,  net, income taxes, depreciation,  amortization  and goodwill  impairment)  in addition to income as key measures of profit or loss for segment  performance  and evaluation purposes.

(21) SELECTED QUARTERLY FINANCIAL DATA (Unaudited):
     ----------------------------------------------

                                                              (In thousands of dollars, except per share amounts)
                                                                                  Quarter Ended
                                                        ---------------------------------------------------------------

Year ended April 30, 2009:                                  July 31,       October 31,      January 31,      April 30,
                                                              2008            2008            2009            2009 (b)
                                                        --------------  ---------------  --------------  --------------
Revenues                                                 $    35,570     $     40,290     $    35,720     $    34,321

Gross profit                                                   4,201            9,443           4,131          (3,893)

Net income (loss)                                        $        71     $      2,895     $      (100)    $   (46,332)
                                                        ==============  ===============  ==============  ==============

Earnings (loss) per share - basic and diluted (a)        $       .01     $        .48     $      (.02)    $     (7.73)
                                                        ==============  ===============  ==============  ==============

Year ended April 30, 2008:                                  July 31,       October 31,      January 31,      April 30,
                                                              2007            2007            2008             2008
                                                        --------------  ---------------  --------------  --------------
Revenues                                                 $    51,359     $     42,090     $    43,435     $    35,177

Gross profit                                                  15,057            9,829          10,529           4,893

Income from continuing operations                              6,320            3,467           3,446             529
                                                        --------------  ---------------  --------------  --------------

Loss from operations of discontinued business,
net of taxes                                                     (57)               -               -               -
                                                        --------------  ---------------  --------------  --------------
Net income                                               $     6,263     $      3,467     $     3,446     $       529
                                                        ==============  ===============  ==============  ==============

Earnings per share - Basic and Diluted (a):
  Continuing operations                                  $       .95     $        .55     $       .57     $       .09
  Discontinued operations                                       (.01)               -               -               -
                                                        --------------  ---------------  --------------  --------------
Total                                                    $       .94     $        .55     $       .57     $       .09
                                                        ==============  ===============  ==============  ==============

     (a)  The sum of the  quarters  does not equal the full  year  earnings  per share due to rounding in 2009 and changes in outstanding shares during
          2008.
     (b)  Includes a pre-tax charge of $50,246,000  related to the impairment of goodwill (after tax $41,557,000, or $6.93 per share), see Note 10.

Item 9.  Changes  in and  Disagreements  with  Accountants  on  Accounting   and
-------  -----------------------------------------------------------------------
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

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to  Management's  Annual  Report on Internal  Control  Over  Financial
Reporting,  included in Part II, "Item 8. Financial Statements and Supplementary
Data" of this  report.  The  attestation  report  called  for by Item  308(b) of
Regulation  S-K is  incorporated  herein by reference  to Report of  Independent
Public Accounting Firm on Internal Control Over Financial Reporting, included in
Part II, "Item 8. Financial Statements and Supplementary Data" of this report.

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

                                    PART III
                                    --------

Item 10. Directors, Executive Officers and Corporate Governance
-------- ------------------------------------------------------

The information set forth under the headings "Election of Directors", "The Board of  Directors  and its  Committees"  and  "Section  16(a)  Beneficial  Ownership
Reporting  Compliance"  in the  Company's  Proxy  Statement  for its 2009 Annual
Meeting of Shareholders to be filed with the Securities and Exchange  Commission
(the "2009 Proxy Statement") is incorporated  herein by reference.  In addition, information  concerning the Company's  executive  officers is included in Part I above under the caption "Executive Officers of the Registrant".

Item 11. Executive Compensation
-------- ----------------------

The  information  set  forth  under  the  headings  "Compensation  of  Executive
Officers" and  "Compensation  of Directors" and the  subheadings  "Report of the
Compensation  and  Human  Resources   Committee"  and  "Compensation   Committee
Interlocks  and  Insider   Participation"   in  the  2009  Proxy   Statement  is
incorporated herein by reference.

Item 12. Security  Ownership of Certain  Beneficial  Owners and  Management and
-------- ----------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

The information set forth under the headings  "Common Stock Ownership of Certain
Beneficial Owners and Management" and "Equity  Compensation Plan Information" in
the 2009 Proxy Statement is incorporated herein by reference.

Item  13. Certain   Relationships  and  Related   Transactions,   and  Director
--------- ---------------------------------------------------------------------
          Independence
          ------------

The  information  set forth under the headings  "The Board of Directors  and its
Committees"  and  "Certain   Transactions"  and  the  subheading   "Compensation
Committee  Interlocks and Insider  Participation" in the 2009 Proxy Statement is
incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
-------- --------------------------------------
The information set forth under the subheadings  "Audit Fees" and  "Pre-Approval
Policies and Procedures" in the 2009 Proxy  Statement is incorporated  herein by reference.

                                     PART IV
                                     -------

Item 15. Exhibits and Financial Statement Schedules
-------- ------------------------------------------

(a) 1. Financial Statements. The following consolidated financial statements and
       --------------------
supplementary financial information are filed as part of this report:

       AMREP Corporation and Subsidiaries:

     -    Management's   Annual  Report  on  Internal   Control  Over  Financial
          Reporting

     -    Report of Independent  Registered  Public  Accounting Firm on Internal
          Control  Over  Financial  Reporting  dated July 14, 2009 - McGladrey &
          Pullen, LLP

     -    Report of Independent Registered Public Accounting Firm dated July 14,
          2009 - McGladrey & Pullen, LLP

     -    Consolidated Balance Sheets - April 30, 2009 and 2008

     -    Consolidated  Statements of Operations for the Three Years Ended April
          30, 2009

     -    Consolidated  Statements of  Shareholders'  Equity for the Three Years
          Ended April 30, 2009

     -    Consolidated  Statements of Cash Flows for the Three Years Ended April
          30, 2009

     -    Notes to Consolidated Financial Statements

    2.   Financial  Statement  Schedules.  The  following  financial  statement
         -------------------------------
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

                                                    AMREP CORPORATION
                                                     (Registrant)

Dated:  July 14, 2009                               By /s/ Peter M. Pizza
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

/s/ Peter M. Pizza                       /s/ Albert V.  Russo
-------------------------                --------------------------
  Peter M. Pizza                          Albert V. Russo
  Vice President and Chief Financial      Director
  Officer Principal Financial             Dated:  July 14, 2009
  Officer and Principal
  Accounting Officer*
  Dated:  July 14, 2009

/s/ Edward B. Cloues  II                 /s/ Samuel N. Seidman
------------------------                 --------------------------
  Edward B. Cloues II                     Samuel N. Seidman
  Director                                Director
  Dated:  July 14, 2009                   Dated:  July 14, 2009

/s/ Lonnie A. Coombs                     /s/ James Wall
------------------------                 --------------------------
  Lonnie A. Coombs                        James Wall
  Director                                Director*
  Dated:  July 14, 2009                   Dated:  July 14, 2009

                                         /s/ Jonathan B, Weller
------------------------                 --------------------------
  Nicholas G. Karabots                    Jonathan B, Weller
  Director                                Director
  Dated:  July __, 2009                   Dated:  July 14, 2009

                                         /s/ Michael P. Duloc
                                         --------------------------
                                          Michael P. Duloc
                                          President, Kable Media Services, Inc.*
                                          Dated:  July 14, 2009

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

                                                                        Additions
                                                             --------------------------------
                                                                Charges         Charged
                                              Balance at      (Credits) to    (Credited) to
                                               Beginning        Costs and          Other                         Balance at End
            Description                        of Period        Expenses         Accounts         Deductions       of Period
            -----------                     ---------------  --------------- ----------------   --------------   --------------

 FOR THE YEAR ENDED
 APRIL 30, 2009:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $       112      $         -     $          -       $        22      $       90

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - media services
       operations on the consolidated
       balance sheet)                         $    56,585      $      (264)    $          -       $       184      $   56,137
                                           ----------------  --------------- ----------------   --------------   --------------

 FOR THE YEAR ENDED
 APRIL 30, 2008:
     Allowance for doubtful accounts
       (included in receivables - real
       estate operations on the
       consolidated balance sheet)            $        48      $        64      $         -       $         -      $      112
                                           ----------------  --------------- ----------------   --------------   --------------

     Allowance for estimated returns and
       doubtful accounts (included in
       receivables - media services
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
       receivables - media services
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

     3.2  By-Laws,  as amended-  Incorporated  by  reference  to Exhibit 3(b) to
          Registrant's Quarterly Report on Form 10-Q filed December 14, 2006.

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

     4.3  Second Modification to Loan Documents dated effective as of October 1,
          2008,  modifying  the Second  Amended and  Restated  Loan and Security
          Agreement dated as of January 16, 2007 among Kable News Company, Inc.,
          Kable Distribution Services, Inc., Kable News Export, Ltd., Kable News
          International,   Inc.,  Kable   Fulfillment   Services,   Inc.,  Kable
          Fulfillment  Services of Ohio, Inc., Palm Coast Data Holdco,  Inc. and
          Palm Coast Data LLC, and LaSalle Bank National Association and related loan documents as the same were amended by the First  Modification  to
          Loan  Documents  -  Incorporated  by  reference  to  Exhibit  10.1  to
          Registrant's Current Report on Form 8-K filed November 13, 2008.

     4.4  Third  Modification  to Loan Documents dated effective as of April 27,
          2009,  modifying  the Second  Amended and  Restated  Loan and Security
          Agreement dated as of January 16, 2007 among Kable News Company, Inc.,
          Kable Distribution Services, Inc., Kable News Export, Ltd., Kable News
          International,   Inc.,  Kable   Fulfillment   Services,   Inc.,  Kable
          Fulfillment  Services of Ohio, Inc., Palm Coast Data Holdco,  Inc. and
          Palm Coast Data LLC, and LaSalle Bank National Association and related loan documents as the same were amended by the First  Modification  to
          Loan Documents and the Second  Modification  to Loan Documents - Filed
          herewith.

     4.5  Loan Agreement  dated January 8, 2007 between AMREP Southwest Inc. and
          Compass  Bank  -   Incorporated   by  reference  to  Exhibit  10.1  to
          Registrant's Current Report on Form 8-K filed January 12, 2007.

     4.6  $25,000,000 Promissory Note (Revolving Line of Credit) dated September
          18, 2006 of AMREP Southwest Inc.  payable to the order of Compass Bank
          -  Incorporated  by  reference  to  Exhibit  10.2 to the  Registrant's
          Current Report on Form 8-K filed September 21, 2006.

     10.1 Non-Employee  Directors  Option  Plan,  as amended -  Incorporated  by reference to Exhibit 10(i) to Registrant's  Annual Report on Form 10-K
          for the fiscal year ended April 30, 1997.*

     10.2 Amended and Restated Distribution Agreement dated as of April 30, 2006 between Kappa Publishing Group, Inc. and Kable Distribution  Services,
          Inc. -  Incorporated  by  reference to Exhibit  10(d) to  Registrant's
          Annual Report on Form 10-K filed July 27, 2006.**

     10.3 Amended and Restated  Distribution  Agreement dated as of July 1, 2008 between Kappa Publishing Group, Inc. and Kable Distribution  Services,
          Inc. - Incorporated  by reference to Exhibit 10.1 to the  Registrant's
          Quarterly Report on Form 10-Q filed March 12, 2009.**

     10.4 2006 Equity  Compensation Plan - Incorporated by reference to Appendix
          B to the  Registrant's  Proxy Statement for its 2006 Annual Meeting of
          Shareholders  forming a part of Registrant's  Definitive  Schedule 14A filed August 14, 2006.*

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

