Form 10-Q
period 2009-07-31
AMREP CORP.
filed 2009-09-09
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                July 31, 2009
                               -------------------------------------------------

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

                   Yes                                 No
                       ------                             ------

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                       Accelerated filer          X
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No    X
                       ------                             ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at August 31, 2009 - 5,996,212.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Financial Statements

          Consolidated Balance Sheets (Unaudited)
           July 31, 2009 and April 30, 2009                                 1

          Consolidated Statements of Operations and Retained Earnings
           (Unaudited) Three Months Ended July 31, 2009 and 2008            2

          Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended July 31, 2009 and 2008                        3

          Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17

Item 4.  Controls and Procedures                                           17

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                          18

SIGNATURE                                                                  19

EXHIBIT INDEX                                                              20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------

                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)



                                                                                        July 31,             April 30,
                                                                                          2009                  2009
                                                                                   ------------------    ------------------

ASSETS:
Cash and cash equivalents                                                          $      31,619         $       29,018
Receivables, net:
  Real estate operations                                                                   3,400                  3,367
  Media services operations                                                               37,066                 34,614
                                                                                   ------------------    ------------------
                                                                                          40,466                 37,981

Income taxes receivable                                                                    3,442                  3,009
Real estate inventory                                                                     82,091                 81,561
Investment assets, net                                                                    11,370                 11,389
Property, plant and equipment, net                                                        33,690                 34,656
Intangible and other assets, net                                                          24,728                 26,145
Goodwill                                                                                   3,893                  3,893
                                                                                   ------------------    ------------------
   TOTAL ASSETS                                                                    $     231,299         $      227,652
                                                                                   ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses                                         $      87,392         $       81,699
Notes payable:
 Amounts due within one year                                                              28,977                 25,770
 Amounts subsequently due                                                                  4,669                 12,166
                                                                                   ------------------    ------------------
                                                                                          33,646                 37,936

Deferred income taxes and other long-term liabilities                                      3,878                  1,071
Accrued pension cost                                                                      11,158                 10,665
                                                                                   ------------------    ------------------
   TOTAL LIABILITIES                                                                     136,074                131,371
                                                                                   ------------------    ------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
 Shares authorized - 20,000,000; 7,420,704 shares issued                                     742                    742
Capital contributed in excess of par value                                                46,100                 46,100
Retained earnings                                                                         83,886                 84,942
Accumulated other comprehensive loss, net                                                 (8,846)                (8,846)
Treasury stock, at cost; 1,424,492 shares                                                (26,657)               (26,657)
                                                                                   ------------------    ------------------
   TOTAL SHAREHOLDERS' EQUITY                                                             95,225                 96,281
                                                                                   ------------------    ------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     231,299         $      227,652
                                                                                   ==================    ==================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                    Three Months Ended July 31, 2009 and 2008
                      (Thousands, except per share amounts)

                                                                                          2009                  2008
                                                                                   ------------------    ------------------
REVENUES:
Real estate land sales                                                             $       1,485         $        1,263
Media services operations                                                                 30,768                 34,023
Interest and other                                                                           204                    284
                                                                                   ------------------    ------------------
                                                                                          32,457                 35,570
                                                                                   ------------------    ------------------
COSTS AND EXPENSES:
Real estate land sales                                                                       642                    366
Operating expenses:
  Media services operations                                                               27,946                 30,161
  Real estate commissions and selling                                                         81                     78
  Restructuring and fire recovery costs                                                      666                    587
  Other                                                                                      439                    255
General and administrative:
   Media services operations                                                               2,972                  2,809
   Real estate operations and corporate                                                    1,121                  1,090
Interest expense, net of capitalized amounts                                                 202                    112
                                                                                   ------------------    ------------------
                                                                                          34,069                 35,458
                                                                                   ------------------    ------------------
INCOME (LOSS) BEFORE INCOME TAXES                                                         (1,612)                   112

PROVISION (BENEFIT) FOR INCOME TAXES                                                        (556)                    41
                                                                                   ------------------    ------------------
NET INCOME (LOSS)                                                                         (1,056)                    71

RETAINED EARNINGS, beginning of period                                                    84,942                128,408
                                                                                   ------------------    ------------------
RETAINED EARNINGS, end of period                                                   $      83,886         $      128,479
                                                                                   ==================    ==================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                      $       (0.18)        $         0.01
                                                                                   ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       5,996                  5,995
                                                                                   ==================    ===================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended July 31, 2009 and 2008
                                   (Thousands)

                                                                                          2009                  2008
                                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $      (1,056)        $           71
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                             2,548                  2,403
 Non-cash credits and charges:
   Pension accrual                                                                           493                     68
   Provision for doubtful accounts                                                            56                     74
(Gain) loss on disposition of assets, net                                                      2                     (3)
Changes in assets and liabilities:
   Receivables                                                                            (2,541)                (2,866)
   Income taxes receivable                                                                  (433)                (1,524)
   Real estate inventory and investment assets                                              (515)                (2,580)
   Intangible and other assets                                                               423                   (593)
   Accounts payable and accrued expenses                                                   5,693                 (8,543)
   Deferred income taxes and other long-term liabilities                                   2,807                    398
                                                                                   ------------------    ------------------
     Total adjustments                                                                     8,533                (13,166)
                                                                                   ------------------    ------------------
     Net cash provided by (used in) operating activities                                   7,477                (13,095)
                                                                                   ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures - property, plant and equipment                                       (586)                  (185)
                                                                                   ------------------    ------------------
     Net cash used in investing activities                                                  (586)                  (185)
                                                                                   ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing                                                              4,600                 10,356
 Principal debt payments                                                                  (8,890)                (5,775)
                                                                                   ------------------    ------------------
     Net cash provided by (used in) financing activities                                  (4,290)                 4,581
                                                                                   ------------------    ------------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                               2,601                 (8,699)
CASH AND CASH EQUIVALENTS, beginning of period                                            29,018                 32,608
                                                                                   ------------------    ------------------

CASH AND CASH EQUIVALENTS, end of period                                           $      31,619         $       23,909
                                                                                   ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amounts capitalized                                        $         242         $           93
                                                                                   ==================    ==================
 Income taxes paid - net of refunds                                                $          20         $        1,167
                                                                                   ==================    ==================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                    Three Months Ended July 31, 2009 and 2008

(1) Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the "Registrant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2010 and 2009 are to the fiscal years ending April 30, 2010 and 2009 and all references to the first quarter or first three months of 2010 and 2009 mean the fiscal three-month periods ended July 31, 2009 and 2008.

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2009, which was previously filed with the Securities and Exchange Commission on July 14, 2009 (the "2009 Form 10-K").

New Accounting Pronouncements
-----------------------------

In December 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) (revised 2007), "Business Combinations". SFAS No. 141(R) requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after SFAS No. 141(R) is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company will apply SFAS No.141(R) to all business combinations occurring after May 1, 2009. The Company did not enter into any business combinations in the first quarter of 2010.

In April 2009, the FASB issued FSP SFAS 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP SFAS 107-1 and APB 28-1"), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the provisions of FSP SFAS 107-1 and APB 28-1 on May 1, 2009. See Note 9 for fair value disclosure of the Company's financial instruments.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which is effective for fiscal years and interim periods ended after June 15, 2009. SFAS No. 165 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards. SFAS No. 165 prescribes the period after the balance sheet date during which an entity should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the related disclosure requirements. The Company implemented SFAS No. 165 for the quarter ended July 31, 2009 and has evaluated transactions through September 9, 2009, the filing date of this quarterly report on Form 10-Q, for recognition as subsequent events. The Company has disclosed in Note 7 the developments regarding the status of certain potential bank refinancing that is deemed to be a subsequent event.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162". SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative generally accepted accounting principles ("U.S. GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification, which modified structure hierarchy and referencing of financial standards, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is not intended to change or alter existing U.S. GAAP and will not have a material impact on the Company's results of operations or financial position.

(2) Receivables, Net
    ----------------

Receivables, net consist of the following accounts receivable (in thousands):

                                                 July 31,            April 30,
                                                   2009                2009
                                            -----------------   ----------------

Real estate operations:
  Mortgage notes and other receivables       $       3,490       $       3,457
  Less allowance for doubtful accounts                 (90)                (90)
                                            -----------------   ----------------
                                             $       3,400       $       3,367
                                            =================   ================
Media services operations:
  Subscription Fulfillment Services          $      23,954       $      24,711
  Newsstand Distribution Services,
    net of estimated returns                        12,295               8,970
  Product Fulfillment Services and other             1,803               1,863
                                            -----------------   ----------------
                                                    38,052              35,544
  Less allowance for doubtful accounts                (986)               (930)
                                            -----------------   ----------------
                                             $      37,066       $      34,614
                                            =================   ================

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $48,880,000 at July 31, 2009 and $55,212,000 at April 30, 2009. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement (of $16,097,000 at July 31, 2009 and $28,565,000 at April 30, 2009) were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3) Investment Assets, Net
    ----------------------

Investment assets, net consist of the following (in thousands):

                                                 July 31,            April 30,
                                                   2009                2009
                                            -----------------   ----------------
Land held for long-term investment           $      10,864       $      10,879
                                            -----------------   ----------------

Other                                                  794                 794
Less accumulated depreciation                         (288)               (284)
                                            -----------------   ----------------
                                                       506                 510
                                            -----------------   ----------------
                                             $      11,370       $      11,389
                                            =================   ================

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.

(4) Property, Plant and Equipment, Net
    ----------------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                                 July 31,            April 30,
                                                   2009                2009
                                            -----------------   ----------------
Land, buildings and improvements             $      27,860       $      27,397
Furniture and equipment and other                   42,057              41,950
                                            -----------------   ----------------
                                                    69,917              69,347
Less accumulated depreciation                      (36,227)            (34,691)
                                            -----------------   ----------------
                                             $      33,690       $      34,656
                                            =================   ================


(5) Intangible and Other Assets, Net
    --------------------------------

Intangible and other assets, net consist of the following (in thousands):


                                                      July 31, 2009                             April 30, 2009
                                             ------------------------------------     -----------------------------------
                                                                   Accumulated                              Accumulated
                                                 Cost             Amortization            Cost             Amortization
                                             --------------      ----------------     -------------      ----------------

Software development costs                   $    10,056         $      6,744         $    10,056        $      6,156
Deferred order entry costs                         4,159                    -               4,835                   -
Prepaid expenses                                   3,961                    -               3,681                   -
Customer contracts and relationships              15,000                3,175              15,000               2,863
Other                                              2,765                1,294               2,775               1,183
                                             --------------      ----------------     -------------      ----------------
                                             $    35,941         $     11,213         $    36,347        $     10,202
                                             ==============      ================     =============      ==================

Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations over a twelve-month period. Customer contracts and relationships are amortized over twelve years.

(6) Accounts Payable, Net and Accrued Expenses
    ------------------------------------------

Accounts payable, net and accrued expenses consist of the following (in thousands):

                                                 July 31,            April 30,
                                                   2009                 2009
                                            -----------------   ----------------
Publisher payables, net                      $      70,605       $      63,074
Accrued expenses                                     4,183               4,473
Trade payables                                       3,013               3,772
Other                                                9,591              10,380
                                            -----------------   ----------------
                                             $      87,392       $      81,699
                                            =================   ================


Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $16,097,000 and $28,565,000 of accounts receivable against the related accounts payable at July 31, 2009 and April 30, 2009 (see Note 2).

(7) Notes Payable
    -------------

Notes payable consist of the following (in thousands):

                                                 July 31,            April 30,
                                                   2009                 2009
                                            -----------------   ----------------
Notes payable:
 Line-of-credit borrowings:
  Real estate operations and other           $      24,000       $      24,000
  Media services operations                          4,659               8,866
 Other notes payable                                 4,987               5,070
                                            -----------------   ----------------
                                             $      33,646       $      37,936
                                            =================   ================

The Company's AMREP Southwest Inc. subsidiary ("AMREP Southwest") has a revolving credit facility with a bank that matures on September 17, 2009 under which $24,000,000 is presently outstanding. The conditional commitment of the lender previously reported in the Company's 2009 Form 10-K, to replace the expiring credit facility with a new revolving credit facility having a term selected by AMREP Southwest of either two years or 364 days included a lender imposed condition that it obtain a participant for 25% of the facility. On September 2, 2009, the lender notified AMREP Southwest that the lender's intended participant was requiring revised terms in the new facility that are substantially less favorable to AMREP Southwest than those contained in the lender's commitment. In the revised terms, the new facility is a 364 day term loan of $22,500,000 under which a portion of the proceeds from AMREP Southwest's land sales are required to be applied to the prepayment of the loan. On September 9, 2009, in response to AMREP Southwest's request for an extension of the existing facility in order to negotiate the proposed terms, the lender issued its commitment to grant the extension for 90 days, subject to certain changes in the existing facility's terms, which AMREP Southwest is considering. The significant terms of the existing facility are described in Note 8 of the Notes to the Company's consolidated financial statements included in the 2009 Form 10-K. The changes to the terms required by the lender to apply during the extension period are that (i) the interest rate per annum on borrowings increase to LIBOR plus 3.5%, but not less than 5%, (ii) the loan be secured by mortgages on certain identified real property of AMREP Southwest and that the appraised value of the collateral continue to be not less than 2.5 times the outstanding amount of the loan, and (iii) AMREP Southwest make no distributions or other payments to its parent.


On July 14, 2009, the Company's Kable Media Services subsidiary and certain of its direct and indirect subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the "Present Credit Agreement") with a bank that further amended and restated an earlier agreement with the bank's predecessor (the latter agreement, the "Prior Credit Agreement").

The Present Credit Agreement provides for: (i) a revolving credit loan and letter of credit facility of up to $20,000,000 ("Facility A") that may be used for general business purposes, including the payment of expenses and other costs associated with the consolidation of Kable's Subscription Fulfillment Services business in Florida; and (ii) a second revolving credit loan facility of up to $5,000,000 ("Facility D") that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Distribution Services business. At the borrowers' option, up to $2,500,000 of the bank's lending commitment for Facility D may be transferred to Facility A. At July 31, 2009, $2,305,000 of Facility A loans and no Facility D loans were outstanding. Additionally, term borrowings of approximately $2,354,000 ("Facilities B and C") at July 31, 2009, bearing interest from 4.79% to 6.40% per annum, that were incurred for capital expenditures under the Prior Credit Agreement are now included in the borrowings under the Present Credit Agreement in addition to Facilities A and D. Under the Present Credit Agreement, the revolving credits mature on May 1, 2010 and the term borrowings are due in installments through that date, as was the case under the Prior Credit Agreement. The borrowers' obligations under the Present Credit Agreement are secured by substantially all of their assets other than (i) real property and
(ii) any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower, as were the borrowers' obligations under the Prior Credit Agreement.

The revolving loans under the Present Credit Agreement bear interest at the borrowers' option at fluctuating rates that are either (i) a LIBOR-based rate (0.285% at July 31, 2009) plus 3.25%, or (ii) the bank's prime rate (3.25% at July 31, 2009) plus 1.75%.

The Present Credit Agreement requires the borrowers to maintain certain financial ratios, which are changed in a number of respects from those contained in the Prior Credit Agreement. The Present Credit Agreement also contains other customary covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company, limit the annual amount borrowers may incur for capital expenditures and other purposes and impose certain minimum EBITDA requirements on the borrowers.

Each of the Company's financing facilities requires the borrowers to meet certain covenants. The borrowers were in compliance with these covenants at July 31, 2009.

(8) Taxes
    -----

Unrecognized tax benefits were $1,585,000 at July 31, 2009 and April 30, 2009. As a result of either the expiration of statutes of limitations or the recognition and measurement considerations under FIN 48, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

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

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, media services trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change. The estimated fair value of the Company's long-term, fixed-rate mortgage receivables was $3,163,000 and $2,914,000 versus carrying amounts of $3,173,000 and $3,176,000 at July 31, 2009 and April 30, 2009. The estimated fair value of the Company's long-term, fixed-rate notes payable was $7,896,000 and $8,524,000 versus carrying amounts of $7,341,000 and $7,869,000 at July 31, 2009 and April 30, 2009.

(10) Restructuring and Fire Recovery Costs
     -------------------------------------

In January 2008, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies. This project, which is now well underway, is expected to require capital expenditures in the range of $9,000,000 to $12,000,000. It is scheduled to be substantially completed by the end of fiscal year 2011 (April 30, 2011) and may involve approximately $6,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. The State of Florida and the City of Palm Coast have agreed to provide incentives for the project, including cash and employee training grants and tax relief, which could amount to as much as $8,000,000, and which are largely contingent on existing job retention, new job creation and capital investment. For the three months ended July 31, 2009, the Company recognized $60,000 of income for certain incentives related to the consolidation project, which are netted with costs of $888,000, principally for severance. As a result, the Company reported a net charge to operations of $828,000 related to the consolidation project for the first quarter of 2010 compared to a net charge of $498,000, principally for severance, for the same period in 2009. The items of income for incentives and costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services. The Company was required to provide insurance for that property of certain of those customers. Through July 31, 2009, the Company's insurance carrier had paid approximately $263,000 to customers for lost materials. The Company believes that the resolution of other pending or unasserted claims related to materials of certain publishers for whom it was required to provide insurance after taking into account the proceeds from its property insurance claims, will not have a material effect on its consolidated financial position, results of operations or cash flows.

The Company has filed various claims with its insurance provider related to the fire. As of August 31, 2009, the Company had been reimbursed approximately
$1,236,000 for assets lost in the fire, as well as for certain business interruption insurance claims made by the Company and other expenses of relocation and professional fees. As a result of reimbursements received during the three months ended July 31, 2009, the Company reported a net gain of $162,000 for the first quarter of 2010 related to fire recovery costs. For the same period in 2009, the Company recorded a net charge of $89,000. The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings. In addition, the Company recorded other income for a business interruption claim resulting from the fire for the first quarter of 2009 that totaled $173,000. No business interruption claims were recorded in the first quarter of 2010.

(11) Information About the Company's Operations in Different Industry Segments
     -------------------------------------------------------------------------

As a result of the purchase of assets of certain businesses in November 2008, the Company reclassified for 2009 certain revenues, expenses and capital expenditures previously reported as part of its Subscription Fulfillment Services segment and has reported them with revenues, expenses and capital expenditures of those businesses since the date of purchase as a separate segment, "Product Fulfillment Services and Other". The following tables set forth summarized data relative to the industry segments in which the Company operated for the three month periods ended July 31, 2009 and 2008 (in thousands):


                                                                                               Product
                                                            Subscription     Newsstand       Fulfillment
                                             Real Estate     Fulfillment    Distribution    Services and
                                              Operations      Services        Services           Other          Other  Consolidated
                                            ----------------------------------------------------------------------------------------
Three months ended July 31, 2009:
Revenues                                      $    1,745     $   25,127     $    3,205       $     2,436     $    (56)   $  32,457

Net income (loss)                                    (80)        (1,478)           259                 4          239       (1,056)
Provision (benefit) for income taxes                 (13)          (868)           190                 2          133         (556)
Interest expense (income), net (a)                    42            557           (229)               16         (184)         202
Depreciation and amortization                         26          2,302            129                54           37        2,548
                                              --------------- -------------- -------------- --------------- ------------ -----------
EBITDA (b)                                    $      (25)           513            349                76     $    225    $   1,138
                                              --------------- -------------- -------------- --------------- ------------ -----------

Capital expenditures                          $        -     $      479     $       15       $        11     $     81    $     586

------------------------------------------------------------------------------------------------------------------------------------
Three months ended July 31, 2008:
Revenues                                      $    1,529     $   29,842     $    3,355       $       825     $     19    $  35,570

Net income (loss)                                     99           (756)           370                56          302           71
Provision (benefit) for income taxes                  58           (444)           217                33          177           41
Interest expense (income), net (a)                     -            832           (305)                -         (415)         112
Depreciation and amortization                          8          2,244            140                10            1        2,403
                                              --------------- -------------- -------------- --------------- ------------ -----------
EBITDA (b)                                    $      165     $    1,876     $      422       $        99     $     65    $   2,627
                                              --------------- -------------- -------------- --------------- ------------ -----------

 Capital expenditures                         $        1     $      178     $        5       $         -     $      1    $     185

------------------------------------------------------------------------------------------------------------------------------------

     (a) Interest expense, net includes inter-segment interest income and expense that is eliminated in consolidation.
     (b) The Company uses EBITDA (which the Company defines as income before interest expense, net, income taxes and depreciation and amortization) in addition to net income (loss) as key measures of profit or loss for segment performance and evaluation purposes.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the April 30, 2009 consolidated financial statements and accompanying notes. Unless otherwise qualified, all references to 2010 and 2009 are to the fiscal years ending April 30, 2010 and 2009 and all references to the first quarter or first three months of 2010 and 2009 mean the fiscal three-month periods ended July 31, 2009 and 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2009 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company's annual report on Form 10-K for the year ended April 30, 2009 (the "2009 Form 10-K"). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The critical  accounting  policies,  assumptions  and estimates are described in
Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates" in the Company's 2009 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the 2009 consolidated financial statements contained in the Company's 2009 Form 10-K. Information concerning the Company's implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2009 consolidated financial statements and also in Note 1 to the consolidated financial statements contained in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy in the first quarter of 2010 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

For the first quarter of 2010, the Company had a net loss of $1,056,000, or $0.18 per share, compared to net income of $71,000, or $0.01 per share, in the first quarter of 2009. Revenues were $32,457,000 in the first quarter of fiscal 2010 compared to $35,570,000 for the same period last year.

First quarter 2010 revenues from land sales at AMREP Southwest were $1,485,000 compared to $1,263,000 for the same period of 2009. In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others. For the first quarter of 2010 and 2009, the Company's land sales in Rio Rancho were as follows:

                                                      Three Months Ended July 31,
                          --------------------------------------------------------------------------------------
                                           2009                                          2008
                          ---------------------------------------      -----------------------------------------
                                                       Revenues                                       Revenues
                           Acres        Revenues       Per Acre         Acres         Revenues        Per Acre
                            Sold        (in 000s)      (in 000s)         Sold         (in 000s)       (in 000s)
                         ----------    -----------    -----------      --------      ------------    -----------

 Developed
   Residential               2.8        $   670        $   239            1.4         $     342       $    244
   Commercial                  -              -              -            1.0               126            126
                         ----------    -----------    -----------      --------      ------------    -----------
 Total Developed             2.8            670            239            2.4               468            195
 Undeveloped                26.0            815             31           44.8               795             18
                         ----------    -----------    -----------      --------      ------------    -----------
   Total                    28.8        $ 1,485        $    52           47.2         $   1,263       $     27
                         ----------    -----------    -----------      --------      ------------    -----------

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land in Rio Rancho from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors. The revenue per acre of developed residential land was generally unchanged for the first quarter of 2010 compared to the same period in 2009. The revenue per acre of undeveloped land in the first quarter of 2010 was higher compared to the same period in the prior year due to the undeveloped land sold in the current year being from locations nearer developed areas and thus generally having higher selling prices. The average gross profit percentage on land sales decreased from 71% for the first quarter of 2009 to 57% for the first quarter of 2010. This decrease was primarily attributable to the mix of undeveloped residential lots sold, with first quarter 2010 sales including land that was previously taken back by deeds in lieu of foreclosure, thus generally having a higher cost basis and lower gross profit percentage than sales that occurred in the first quarter of 2009. Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services decreased from $34,023,000 for the first quarter of 2009 to $30,768,000 for the same period in 2010. Magazine publishers, who are the principal customers of the Company's Media Services operations, suffered generally from lower advertising revenues and lower subscription and newsstand sales during the quarter, which led to reduced business for the Company's Media Services operations. Revenues from Kable's Subscription Fulfillment Services operations decreased from $29,842,000 for the first quarter of 2009 to $25,127,000 for the same period of 2010, primarily as a result of lower publisher customer volumes and higher attrition of magazine titles offset, in part, by revenue gains from new and some existing clients. Revenues from Kable's Newsstand Distribution Services operations decreased from $3,355,000 for the first quarter 2009 to $3,205,000 for the same period of 2010 as a result of lower distribution volumes. These decreases in revenues from Subscription Fulfillment Services and Newsstand Distribution Services were partly offset by increased revenues from Kable's Product Fulfillment Services and Other business segment, which increased from $825,000 for the first quarter of 2009 to $2,436,000 for the same period in 2010, primarily from the inclusion of the revenues of a product repackaging and fulfillment business and a temporary staffing business, which were acquired in the third quarter of 2009. Kable's operating expenses decreased by $2,215,000 for the first quarter of 2010 compared to the same period in 2009, primarily attributable lower payroll and benefits costs and, to a lesser extent, efficiencies related to the ongoing project to consolidate the Subscription Fulfillment Services business from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida.

In January 2008, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies. This project, which is now well underway, is expected to require capital expenditures in the range of $9,000,000 to $12,000,000. It is scheduled to be substantially completed by the end of fiscal year 2011 (April 30, 2011) and may involve approximately $6,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. The State of Florida and the City of Palm Coast have agreed to provide incentives for the project, including cash and employee training grants and tax relief, which could amount to as much as $8,000,000, and which are largely contingent on existing job retention, new job creation and capital investment. For the three months ended July 31, 2009, the Company recognized $60,000 of income for certain incentives related to the consolidation project, which are netted with costs of $888,000, principally for severance. As a result, the Company reported a net charge to operations of $828,000 related to the consolidation project for the first quarter of 2010 compared to a net charge of $498,000, principally for severance, for the same period in 2009. The items of income for incentives and costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services. The Company was required to provide insurance for that property of certain of those customers. Through July 31, 2009, the Company's insurance carrier had paid approximately $263,000 to customers for lost materials. The Company believes that the resolution of other pending or unasserted claims related to materials of certain publishers for whom it was required to provide insurance after taking into account the proceeds from its property insurance claims, will not have a material effect on its consolidated financial position, results of operations or cash flows.

The Company has filed various claims with its insurance provider related to the fire. As of August 31, 2009, the Company had been reimbursed approximately
$1,236,000 for assets lost in the fire, as well as for certain business interruption insurance claims made by the Company and other expenses of relocation and professional fees. As a result of reimbursements received during the three months ended July 31, 2009, the Company reported a net gain of $162,000 for the first quarter of 2010 related to fire recovery costs. For the same period in 2009, the Company recorded a net charge of $89,000. The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings. In addition, the Company recorded other income for a business interruption claim resulting from the fire for the first quarter of 2009 that totaled $173,000. No business interruption claims were recorded in the first quarter of 2010.

Interest and other revenues were $204,000 for the three-month period ended July 31, 2009 compared to $284,000 for the same period in the prior year. The decrease in the 2010 first quarter was the result of reduced interest income due to lower cash balances to invest.

Real estate commissions and selling expenses were generally unchanged from the prior year, $81,000 in the first quarter of 2010 compared to $78,000 in the same period of 2009. Other operating expenses increased $184,000 for the three-month period ended July 31, 2009 compared to the same period in 2008 primarily due to an increase in real estate taxes.

General and administrative costs of Media Services operations increased $163,000 in the first quarter of 2010 compared to the same period in 2009. Real estate operations and corporate general and administrative expense increased $31,000 in the first quarter of 2010 compared to the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and Media Services operations, and from borrowings under its various lines-of-credit.

Cash Flows From Operating Activities
------------------------------------

Real estate receivables increased from $3,367,000 at April 30, 2009 to $3,400,000 at July 31, 2009. Real estate receivables of approximately $3,100,000 were delinquent at July 31, 2009, and AMREP Southwest sent foreclosure notices to buyers from whom receivables exist totaling approximately $2,100,000 and deeds in lieu of foreclosure are expected to be returned from buyers from whom receivables exist totaling approximately $1,000,000. The Company believes that the ultimate resolution of these matters will not have a material impact on the Company's results of operations or financial position. Receivables from Media Services operations increased from $34,614,000 at April 30, 2009 to $37,066,000 at July 31, 2009, primarily due to the effect of higher quarter-end billings at July 31, 2009 compared to April 30, 2009.

Real estate inventory was $82,091,000 at July 31, 2009 compared to $81,561,000 at April 30, 2009. Inventory in the Company's core real estate market of Rio Rancho increased from $74,121,000 at April 30, 2009 to $74,610,000 at July 31, 2009, primarily reflecting the net effect of development spending and land sales. The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses increased from $81,699,000 at April 30, 2009 to $87,392,000 at July 31, 2009, primarily as a result of the timing of payments due to publishers and vendors.

Deferred income taxes and other long-term liabilities increased from $1,071,000 at April 30, 2009 to $3,878,000 at July 31, 2009, primarily as a result of Media Services having received a $3,000,000 award pursuant to an agreement with the State of Florida as part of certain incentives made available to the Company with the announced project to consolidate its magazine subscription, membership and direct mail fulfillment locations into one location at Palm Coast, Florida (the "Award Agreement"). The Award Agreement requires the Company to achieve certain objectives in terms of existing job retention, new job creation and capital investment through December 31, 2011; however, if the objectives are not met, the Company may need to return a portion, or all, of the $3,000,000. As such, the $3,000,000 has been recorded as a liability until the Company is irrevocably entitled to retain the award.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures totaled $586,000 and $185,000 for the first three months of 2010 and 2009, primarily for expenditures related to the consolidation of the Subscription Fulfillment Services operations in 2010 and for computer hardware and software development expenditures in 2009. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Cash Flows From Financing Activities
------------------------------------

AMREP Southwest has a revolving credit facility with a bank that matures on September 17, 2009 under which $24,000,000 is presently outstanding. The conditional commitment of the lender previously reported in the Company's 2009 Form 10-K, to replace the expiring credit facility with a new revolving credit facility having a term selected by AMREP Southwest of either two years or 364 days included a lender imposed condition that it obtain a participant for 25% of the facility. On September 2, 2009, the lender notified AMREP Southwest that the lender's intended participant was requiring revised terms in the new facility that are substantially less favorable to AMREP Southwest than those contained in the lender's commitment. In the revised terms, the new facility is a 364 day term loan of $22,500,000 under which a portion of the proceeds from AMREP Southwest's land sales are required to be applied to the prepayment of the loan. On September 9, 2009, in response to AMREP Southwest's request for an extension of the existing facility in order to negotiate the proposed terms, the lender issued its commitment to grant the extension for 90 days, subject to certain changes in the existing facility's terms, which AMREP Southwest is considering. The significant terms of the existing facility are described in Note 8 of the Notes to the Company's consolidated financial statements included in the 2009 Form 10-K. The changes to the terms required by the lender to apply during the extension period are that (i) the interest rate per annum on borrowings increase to LIBOR plus 3.5%, but not less than 5%, (ii) the loan be secured by mortgages on certain identified real property of AMREP Southwest and that the appraised value of the collateral continue to be not less than 2.5 times the outstanding amount of the loan, and (iii) AMREP Southwest make no distributions or other payments to its parent.

On July 14, 2009, Kable and certain of its direct and indirect subsidiaries entered into an Amended and Restated Loan and Security Agreement (the "Present Credit Agreement") with a bank that further amended and restated an earlier agreement with the bank's predecessor (the latter agreement, the "Prior Credit Agreement").

The Present Credit Agreement provides for: (i) a revolving credit loan and letter of credit facility of up to $20,000,000 ("Facility A") that may be used for general business purposes, including the payment of expenses and other costs associated with the consolidation of Kable's Subscription Fulfillment Services business in Florida; and (ii) a second revolving credit loan facility of up to $5,000,000 ("Facility D") that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Distribution Services business. At the borrowers' option, up to $2,500,000 of the bank's lending commitment for Facility D may be transferred to Facility A. At July 31, 2009, $2,305,000 of Facility A loans and no Facility D loans were outstanding. Additionally, term borrowings of approximately $2,354,000 ("Facilities B and C") at July 31, 2009, bearing interest from 4.79% to 6.40% per annum, that were incurred for capital expenditures under the Prior Credit Agreement are now included in the borrowings under the Present Credit Agreement in addition to Facilities A and D. Under the Present Credit Agreement, the revolving credits mature on May 1, 2010 and the term borrowings are due in installments through that date, as was the case under the Prior Credit Agreement. The borrowers' obligations under the Present Credit Agreement are secured by substantially all of their assets other than (i) real property and
(ii) any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower, as were the borrowers' obligations under the Prior Credit Agreement.

The revolving loans under the Present Credit Agreement bear interest at the borrowers' option at fluctuating rates that are either (i) a LIBOR-based rate (0.285% at July 31, 2009) plus 3.25%, or (ii) the bank's prime rate (3.25% at July 31, 2009) plus 1.75%.

The Present Credit Agreement requires the borrowers to maintain certain financial ratios, which are changed in a number of respects from those contained in the Prior Credit Agreement. The Present Credit Agreement also contains other customary covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company, limit the annual amount borrowers may incur for capital expenditures and other purposes and impose certain minimum EBITDA requirements on the borrowers.

Each of the Company's financing facilities requires the borrowers to meet certain covenants. The borrowers were in compliance with these covenants at July 31, 2009.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual obligations as of July 31, 2009 for the items indicated (in thousands):

                                               Less than          1 - 3             3 - 5           More than
Contractual Obligations         Total           1 year            years             years            5 years
-----------------------         -----          ---------          -----             -----           ---------

Notes payable                  $ 33,646         $ 28,977         $    269         $   222           $   4,178
Operating leases and other       24,271            5,083           10,989           5,377               2,822
                             -----------    --------------    -------------     -------------    --------------
Total                          $ 57,917         $ 34,060         $ 11,258         $ 5,599           $   7,000
                             ===========    ==============    =============     =============    ==============

The decrease in notes payable from April 30, 2009 was due to reduced borrowings by Kable. Operating leases and other includes $2,321,000 of uncertain tax positions and related accrued interest recorded in accordance with FIN 48. Refer to Notes 8, 12, 16 and 17 to the consolidated financial statements included in the 2009 Form 10-K for additional information on long-term debt, taxes and commitments and contingencies.

Risk Factors
------------

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in the 2009 Form 10-K, which could materially affect the Company's business, financial condition or future results, should be carefully considered. The risks described in the 2009 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company's business, financial condition or operating results.

Statement of Forward-Looking Information
----------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading "Risk Factors". Many of the factors that will determine the Company's future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the consolidation project of the Subscription Fulfillment Services business (including the Company's estimated related capital expenditures and incentives anticipated to be received from the State of Florida and the City of Palm Coast), future financing requirements and the status of negotiations with the Company's existing real estate lenders. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------- ----------------------------------------------------------

The Company has two credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At July 31, 2009, borrowings of $26,305,000 were subject to variable interest rates. Refer to Item 7(A) of the 2009 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

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

Date:  September 9, 2008      AMREP CORPORATION
                                    (Registrant)

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