Form 10-Q
period 2009-10-31
AMREP CORP.
filed 2009-12-10
CIK 6207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               October 31, 2009
                               -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------

                          Commission File Number   1-4702
                                                 ----------

                                AMREP Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oklahoma                                             59-0936128
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

300 Alexander Park, Suite 204, Princeton, New Jersey               08540
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code           (609) 716-8200
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

Large accelerated filer                       Accelerated filer          X
                        ---                                             ---

Non-accelerated filer                         Smaller reporting company
                        ---                                             ---
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                 No    X
                       ------                             ------

Number of Shares of Common Stock, par value $.10 per share, outstanding at November 30, 2009 - 5,996,212.

                       AMREP CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Financial Statements

          Consolidated Balance Sheets (Unaudited)
           October 31, 2009 and April 30, 2009                              1

          Consolidated Statements of Operations and Retained Earnings
          (Unaudited) Three Months Ended October 31, 2009 and 2008          2

          Consolidated Statements of Operations and Retained Earnings
          (Unaudited) Six Months Ended October 31, 2009 and 2008            3

          Consolidated Statements of Cash Flows
           (Unaudited) Six Months Ended October 31, 2009 and 2008           4

          Notes to Consolidated Financial Statements (Unaudited)            5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

Item 4.  Controls and Procedures                                           19

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 6.  Exhibits                                                          20

SIGNATURE                                                                  21

EXHIBIT INDEX                                                              22

                                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------
                       AMREP CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
               (Thousands, except par value and number of shares)



                                                                                       October 31,            April 30,
                                                                                          2009                  2009
                                                                                   ------------------    ------------------

ASSETS:
Cash and cash equivalents                                                          $      33,381         $       29,018
Receivables, net:
  Real estate operations                                                                   1,311                  3,367
  Media services operations                                                               41,493                 34,614
                                                                                    ------------------    ------------------
                                                                                          42,804                 37,981

Income taxes receivable                                                                    3,560                  3,009
Real estate inventory                                                                     83,021                 81,561
Investment assets, net                                                                    12,483                 11,389
Property, plant and equipment, net                                                        32,186                 34,656
Intangible and other assets, net                                                          24,238                 26,145
Goodwill                                                                                   3,893                  3,893
                                                                                   ------------------    ------------------
  TOTAL ASSETS                                                                     $     235,566         $      227,652
                                                                                   ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses                                         $      96,097         $       81,699
Notes payable:
  Amounts due within one year                                                             26,188                 25,770
  Amounts subsequently due                                                                 4,622                 12,166
                                                                                   ------------------    ------------------
                                                                                          30,810                 37,936

Deferred income taxes and other long-term liabilities                                      3,488                  1,071
Accrued pension cost                                                                      10,931                 10,665
                                                                                   ------------------    ------------------
  TOTAL LIABILITIES                                                                      141,326                131,371
                                                                                   ------------------    ------------------

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
  Shares authorized - 20,000,000; 7,420,704 shares issued                                    742                    742
Capital contributed in excess of par value                                                46,100                 46,100
Retained earnings                                                                         82,901                 84,942
Accumulated other comprehensive loss, net                                                 (8,846)                (8,846)
Treasury stock, at cost; 1,424,492 shares                                                (26,657)               (26,657)
                                                                                   ------------------    ------------------
  TOTAL SHAREHOLDERS' EQUITY                                                              94,240                 96,281
                                                                                   ------------------    ------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     235,566         $      227,652
                                                                                   ==================    ===================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                  Three Months Ended October 31, 2009 and 2008
                      (Thousands, except per share amounts)

                                                                                          2009                  2008
                                                                                   ------------------    ------------------
REVENUES:
Real estate land sales                                                             $       1,670         $        4,810
Media Services operations                                                                 30,625                 35,254
Interest and other                                                                            38                    226
                                                                                   ------------------    ------------------
                                                                                          32,333                 40,290
                                                                                   ------------------    ------------------
COSTS AND EXPENSES:
Real estate land sales                                                                     1,005                    154
Operating expenses:
  Media Services operations                                                               26,327                 30,289
  Real estate commissions and selling                                                         84                     91
  Restructuring and fire recovery costs                                                    1,087                    125
  Other                                                                                      912                    279
General and administrative:
  Media services operations                                                                2,867                  3,471
  Real estate operations and corporate                                                     1,033                    985
Interest expense, net of capitalized amounts                                                 407                    147
                                                                                   ------------------    ------------------
                                                                                          33,722                 35,541
                                                                                   ------------------    ------------------
INCOME (LOSS) BEFORE INCOME TAXES                                                         (1,389)                 4,749

PROVISION (BENEFIT) FOR INCOME TAXES                                                        (404)                 1,854
                                                                                   ------------------    ------------------
NET INCOME (LOSS)                                                                           (985)                 2,895

RETAINED EARNINGS, beginning of period                                                    83,886                128,479
                                                                                   ------------------    ------------------
RETAINED EARNINGS, end of period                                                   $      82,901         $      131,374
                                                                                   ==================    ===================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                      $       (0.16)        $         0.48
                                                                                   ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       5,996                  5,996
                                                                                   ==================    ===================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                   Six Months Ended October 31, 2009 and 2008
                      (Thousands, except per share amounts)

                                                                                          2009                  2008
                                                                                   ------------------    ------------------
REVENUES:
Real estate land sales                                                             $       3,155         $        6,073
Media Services operations                                                                 61,393                 69,277
Interest and other                                                                           242                    510
                                                                                   ------------------    ------------------
                                                                                          64,790                 75,860
                                                                                   ------------------    ------------------
COSTS AND EXPENSES:
Cost of sales - real estate land sales                                                     1,647                    520
Operating expenses:
  Media Services operations                                                               54,273                 60,450
  Real estate commissions and selling                                                        165                    169
  Restructuring and fire recovery costs                                                    1,753                    712
  Other                                                                                    1,351                    534
General and administrative:
  Media services operations                                                                5,839                  6,280
  Real estate operations and corporate                                                     2,154                  2,075
Interest expense, net of capitalized amounts                                                 609                    259
                                                                                   ------------------    ------------------
                                                                                          67,791                 70,999
                                                                                   ------------------    ------------------
INCOME (LOSS) BEFORE INCOME TAXES                                                         (3,001)                 4,861

PROVISION (BENEFIT) FOR INCOME TAXES                                                        (960)                 1,895
                                                                                   ------------------    ------------------
NET INCOME (LOSS)                                                                         (2,041)                 2,966

RETAINED EARNINGS, beginning of period                                                    84,942                128,408
                                                                                   ------------------    ------------------
RETAINED EARNINGS, end of period                                                   $      82,901         $      131,374
                                                                                   ==================    ===================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                      $       (0.34)        $         0.49
                                                                                   ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                       5,996                  5,996
                                                                                   ==================    ===================


                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended October 31, 2009 and 2008
                                   (Thousands)

                                                                                          2009                  2008
                                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $      (2,041)        $        2,966
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                            5,041                  4,818
  Non-cash credits and charges:
    Pension accrual (benefit)                                                                266                    (97)
    Provision for doubtful accounts                                                          (18)                    51
 (Gain) loss on disposition of assets, net                                                    15                     (3)
 Changes in assets and liabilities:
    Receivables                                                                           (6,962)                 2,589
    Income taxes                                                                            (551)                (1,950)
    Real estate inventory and investment assets                                             (405)                (4,192)
    Intangible and other assets                                                              (26)                  (762)
    Accounts payable and accrued expenses                                                 14,398                (13,376)
    Deferred income taxes and other long-term liabilities                                  2,417                  2,159
                                                                                   ------------------    ------------------
      Total adjustments                                                                   14,175                (10,763)
                                                                                   ------------------    ------------------
      Net cash provided by (used in) operating activities                                 12,134                 (7,797)
                                                                                   ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures - property, plant and equipment                                       (645)                  (660)
 Restricted cash                                                                               -                 (3,840)
                                                                                   ------------------    ------------------
      Net cash used in investing activities                                                 (645)                (4,500)
                                                                                   ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options                                                                     -                     15
 Proceeds from debt financing                                                             13,491                 37,997
 Principal debt payments                                                                 (20,617)               (28,459)
                                                                                   ------------------    ------------------
      Net cash provided by (used in) financing activities                                 (7,126)                 9,553
                                                                                   ------------------    ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           4,363                 (2,744)
CASH AND CASH EQUIVALENTS, beginning of period                                            29,018                 32,608
                                                                                   ------------------    ------------------

CASH AND CASH EQUIVALENTS, end of period                                           $      33,381         $       29,864
                                                                                   ==================    ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amounts capitalized                                        $         565         $          222
                                                                                   ==================    ===================
 Income taxes paid - net of refunds                                                $          72         $        1,590
                                                                                   ==================    ===================
 Non-cash transactions:
  Transfer to real estate inventory from receivables                               $       1,040         $        1,962
                                                                                   ==================    ===================
  Transfer to real estate investment assets from receivables                       $       1,117         $            -
                                                                                   ==================    ===================

                 See notes to consolidated financial statements.

                       AMREP CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended October 31, 2009 and 2008

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2010 and 2009 are to the fiscal years ending April 30, 2010 and 2009 and all references to the second quarter or first six months of 2010 and 2009 mean the fiscal three and six month periods ended October 31, 2009 and 2008.

The unaudited consolidated financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 30, 2009, which was filed with the SEC on July 14, 2009 (the "2009 Form 10-K").

New Accounting Pronouncements
-----------------------------

In June 2009, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of
Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162". SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (the "ASC") as the single source of authoritative generally accepted accounting principles ("U.S. GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC, which modified structure hierarchy and referencing of financial standards, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. The ASC is not intended to change or alter U.S. GAAP and has not had an impact on the Company's results of operations or financial position.

Subsequent Events
-----------------

In accordance with ASC 855, the Company has evaluated transactions through December 10, 2009 for recognition as subsequent events and has determined that no additional transactions need to be disclosed or given recognition to in the financial statements.

(2) Receivables, Net
    ----------------

Receivables, net consist of the following accounts receivable (in thousands):

                                             October 31,           April 30,
                                                2009                 2009
                                          -----------------    ----------------
Real estate operations:
  Mortgage notes and other receivables     $       1,348        $       3,457
  Less allowance for doubtful accounts               (37)                 (90)
                                          -----------------    ----------------
                                           $       1,311        $       3,367
                                          =================    ================
Media Services operations:
  Subscription Fulfillment Services        $      23,712        $      24,711
  Newsstand Distribution Services,
    net of estimated returns                      16,933                8,970
  Product Fulfillment Services and other           1,761                1,863
                                          -----------------    ----------------
                                                  42,406               35,544
  Less allowance for doubtful accounts              (913)                (930)
                                          -----------------    ----------------
                                           $      41,493        $      34,614
                                          =================    ================

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $52,957,000 at October 31, 2009 and $55,212,000 at April 30, 2009. In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement. Accounts receivable subject to this arrangement ($14,251,000 at October 31, 2009 and $28,565,000 at April 30, 2009) were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3) Investment Assets, Net
    ----------------------

Investment assets, net consist of the following (in thousands):

                                              October 31,           April 30,
                                                 2009                 2009
                                          -----------------    -----------------
Land held for long-term investment         $      11,982        $     10,879
                                          -----------------    -----------------

Other                                                794                 794
Less accumulated depreciation                       (284)               (293)
                                          -----------------    -----------------
                                                     501                 510
                                          -----------------    -----------------
                                           $      12,483        $     11,389
                                          ================     =================

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.

(4) Property, Plant and Equipment, Net
    ----------------------------------

Property, plant and equipment, net consist of the following (in thousands):

                                             October 31,            April 30,
                                                2009                  2009
                                          -----------------     ----------------
Land, buildings and improvements           $     27,877          $     27,397
Furniture, equipment and other                   41,762                41,950
                                          -----------------     ----------------
                                                 69,639                69,347
Less accumulated depreciation                   (37,453)              (34,691)
                                          -----------------     ----------------
                                           $     32,186          $     34,656
                                          =================     ================


(5) Intangible and Other Assets, Net
    --------------------------------

Intangible and other assets, net consist of the following (in thousands):


                                                    October 31, 2009                            April 30, 2009
                                          --------------------------------------     --------------------------------------
                                              Cost               Accumulated             Cost               Accumulated
                                                                Amortization                               Amortization
                                          --------------      ------------------     --------------      ------------------

Software development costs                 $   10,056          $        7,284         $    10,056         $       6,156
Deferred order entry costs                      3,671                       -               4,835                     -
Prepaid expenses                                4,879                       -               3,681                     -
Customer contracts and relationships           15,000                   3,487              15,000                 2,863
Other                                           2,750                   1,347               2,775                 1,183
                                          --------------      ------------------     --------------      ------------------
                                           $   36,356          $       12,118         $    36,347         $      10,202
                                          ==============      ==================     ==============      ==================

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

(6) Accounts Payable, Net and Accrued Expenses
    ------------------------------------------

Accounts payable, net and accrued expenses consist of the following (in thousands):

                                               October 31,           April 30,
                                                  2009                 2009
                                           -----------------    ----------------
Publisher payables, net                      $    79,505           $    63,074
Accrued expenses                                   4,495                 4,473
Trade payables                                     3,434                 3,772
Other                                              8,663                10,380
                                           -----------------    ----------------
                                             $    96,097           $    81,699
                                           =================    ================


Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $14,251,000 and $28,565,000 of accounts receivable against the related accounts payable at October 31, 2009 and April 30, 2009 (see Note 2).

(7) Notes Payable
    -------------

Notes payable consist of the following (in thousands):

                                               October 31,          April 30,
                                                  2009                 2009
                                           -----------------    ----------------
Notes payable:
 Line-of-credit borrowings:
   Real estate operations and other         $     24,000          $     24,000
   Media services operations                       1,908                 8,866
 Other notes payable                               4,902                 5,070
                                           -----------------    ----------------
                                            $     30,810          $     37,936
                                           =================    ================

AMREP Southwest has a revolving credit facility, originally for $25,000,000, with a bank that was scheduled to expire in September 2009. The facility has been extended to December 17, 2009 on certain revised terms to provide the parties with additional time to attempt to negotiate the terms of a replacement facility. The significant terms of the original facility are described in Note 8 of the Notes to the Company's consolidated financial statements included in the 2009 Form 10-K. The changes to the terms that were effected in connection with the extension are that (i) the outstanding amount under the facility may not exceed $24,000,000 (which is its present outstanding principal amount), (ii) the interest rate per annum on borrowings was increased to LIBOR plus 3.5%, but not less than 5%, (iii) the facility has been collateralized by mortgages on certain real property of AMREP Southwest with an appraised value of not less than 2.5 times the outstanding amount under the facility, and (iv) distributions to the Company have been limited to payment of management fees of up to $87,500 per month.

On December 9, 2009, the lender issued a commitment letter for a credit facility to replace the existing facility. The replacement facility is a $22,500,000 non-revolving loan maturing in 364 days under which (i) certain defined excess cash generated by the operations of AMREP Southwest is required to be applied to pay down the loan balance, (ii) a cash reserve, originally $1,100,000, to fund interest is to be established, and (iii) the Company is required to contribute $2,500,000 to the capital of AMREP Southwest to be used to pay down the presently outstanding loan balance to $22,500,000 and to substantially fund the initial interest reserve. The terms of the replacement facility are to be otherwise not materially different from those of the expiring facility as changed in connection with the extension.

There can be no assurance that AMREP Southwest will be able to obtain financing for its operating needs or for its anticipated future capital expenditures. AMREP Southwest is considering the terms of the replacement facility proposed in the lender's commitment letter and no replacement loan agreement has as yet been entered into. The lender has not extended the maturity date of the existing facility and if it does not do so, but demands repayment of amounts due under that facility, AMREP Southwest would not have sufficient funds to satisfy such demand.

During July 2009, Kable and certain of its direct and indirect subsidiaries entered into an Amended and Restated Loan and Security Agreement (the "Media Credit Agreement") with a bank that further amended and restated an earlier agreement with the bank's predecessor. The Media Credit Agreement provides for:
(i) a revolving credit loan and letter of credit facility of up to $20,000,000 ("Facility A") that may be used for general business purposes, including the payment of expenses and other costs associated with the consolidation of Kable's Subscription Fulfillment Services business in Florida; and (ii) a second revolving credit loan facility of up to $5,000,000 ("Facility D") that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Distribution Services business. At the borrowers' option, up to $2,500,000 of the bank's lending commitment for

Facility D may be transferred to Facility A. At October 31, 2009, no Facility A or D loans were outstanding. Term borrowings for capital expenditures of approximately $1,908,000 ("Facilities B and C") were outstanding at October 31, 2009, bearing interest from 4.79% to 6.40% per annum and are included in the borrowings under the Media Credit Agreement in addition to Facilities A and D. The revolving credits mature on May 1, 2010 and the term borrowings are due in installments through that date. The borrowers' obligations are collateralized by substantially all of their assets other than (i) real property and (ii) any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower.

The revolving loans under the Media Credit Agreement bear interest at the borrowers' option at fluctuating rates that are either (i) a LIBOR-based rate (0.243% at October 31, 2009) plus 3.25%, or (ii) the bank's prime rate (3.25% at October 31, 2009) plus 1.75%. The agreement also requires the borrowers to maintain certain financial ratios and contains other customary covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company, limit the annual amount that may be incurred for capital expenditures and other purposes and impose certain minimum EBITDA requirements on the borrowers.

(8) Taxes
    -----

Unrecognized tax benefits were $1,585,000 at October 31, 2009 and April 30, 2009. As a result of either the expiration of statutes of limitations or the recognition and measurement considerations under ASC 740-10 (formerly FIN 48), the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

(9) Fair Value Measurements
    -----------------------

ASC 820 provides a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements, and is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The adoption of ASC 820 for financial assets and financial liabilities, effective May 1, 2008, did not have an impact on the Company's consolidated financial position or results of operations.

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, media services trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change. The estimated fair value of the Company's fixed-rate mortgage receivables was $1,150,000 and $2,914,000 versus carrying amounts of $1,158,000 and $3,176,000 at October 31, 2009 and April 30, 2009. The estimated fair value of the Company's fixed-rate notes payable was $7,342,000 and $8,524,000 versus carrying amounts of $6,810,000 and $7,869,000 at October 31, 2009 and April 30, 2009.

(10) Restructuring and Fire Recovery Costs
     -------------------------------------

In 2009, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies. This project, which is now well underway and is scheduled to be substantially complete by October 31, 2010, is expected to require capital expenditures of approximately $12,000,000 and may involve approximately $7,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. As of October 31, 2009, the Company has cumulatively incurred approximately $4,400,000 for capital expenditures and $4,150,000 of non-recurring cash costs related to the consolidation project. The State of Florida and the City of Palm Coast have agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on existing job retention, new job creation and capital investment. The Company recognized $21,000 and $81,000 of income for the second quarter and first six months of 2010 for certain incentives related to the consolidation project, which are netted against restructuring costs of $1,085,000 and $1,973,000 for the same periods, principally for severance. As a result, the Company reported net charges to operations of $1,064,000 and $1,892,000 related to the consolidation project for the second quarter and first six months of 2010 compared to net charges of $75,000 and $573,000 for the same periods in 2009, principally for severance and consulting costs. There were no incentives recognized in first six months of 2009. The items of income for incentives and costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire. The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services. The Company was required to provide insurance for that property of certain of those customers. Through October 31, 2009, the Company's insurance carrier had paid approximately $268,000 to customers for lost materials. The Company believes that the resolution of other pending or unasserted claims related to materials of certain publishers for whom it was required to provide insurance after taking into account the proceeds from its property insurance claims, will not have a material effect on its consolidated financial position, results of operations or cash flows.

The Company has filed various claims with its insurance provider related to the fire. As of November 30, 2009, the Company had been reimbursed a total of approximately $1,068,000 for assets lost in the fire, other expenses of relocation and professional fees. During 2010, the Company recorded charges to operations totaling approximately $23,000 for the second quarter and, as a result of reimbursements received during the six months ended October 31, 2009, the Company reported a net gain of $139,000 related to fire recovery costs. For the same periods in 2009, the Company recorded net charges of $50,000 and $139,000. The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings.

In addition, the Company recorded other income for business interruption claims resulting from the fire that totaled $31,000 for the second quarter of 2010 and $173,000 for the first quarter of 2009. These income amounts are included in Media Services operations revenue in the Company's consolidated statements of operations and retained earnings.

(11) Information About the Company's Operations in Different Industry Segments
     -------------------------------------------------------------------------

As a result of the purchase of assets of certain businesses in November 2008, the Company reclassified certain revenues, expenses and capital expenditures for 2009 previously reported as part of its Subscription Fulfillment Services segment and has reported them with revenues, expenses and capital expenditures of those businesses since the date of purchase as a separate segment, "Product Fulfillment Services and Other". The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2009 and 2008 (in thousands):

                                                                                               Product
                                                            Subscription     Newsstand       Fulfillment
                                             Real Estate     Fulfillment    Distribution    Services and
                                              Operations      Services        Services           Other          Other  Consolidated
                                            ----------------------------------------------------------------------------------------
Three months ended October 31, 2009:
Revenues                                      $    1,765     $   24,230     $    3,595       $     2,799     $    (56)   $  32,333

Net income (loss)                                   (716)        (1,261)           615                86          291         (985)
Provision (benefit) for income taxes                (330)          (657)           392                53          138         (404)
Interest expense (income), net (a)                   207            691           (332)               25         (184)         407
Depreciation and amortization                         26          2,225            149                56           38        2,494
                                             ---------------------------------------------------------------------------------------
EBITDA (b)                                    $     (813)    $      998     $      824       $       220     $    283    $   1,512
                                             ---------------------------------------------------------------------------------------

Capital expenditures                          $        -     $      130     $        -       $         -     $      -          130

------------------------------------------------------------------------------------------------------------------------------------
Three months ended October 31, 2008:
Revenues                                      $    5,001     $   31,334     $    3,096       $       824     $     35    $  40,290

Net income (loss)                                  2,361            (53)           210                30          347        2,895
Provision (benefit) for income taxes               1,534            (31)           195                18          138        1,854
Interest expense (income), net (a)                     -            849           (312)                -         (390)         147
Depreciation and amortization                         11          2,250            145                 9            -        2,415
                                             ---------------------------------------------------------------------------------------
EBITDA (b)                                    $    3,906     $    3,015     $      238       $        57     $     95    $   7,311
                                             ---------------------------------------------------------------------------------------

Capital expenditures                          $        7     $      463     $        5       $         -     $      -    $     475

------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Product
                                                            Subscription     Newsstand       Fulfillment
                                             Real Estate     Fulfillment    Distribution    Services and
                                              Operations      Services        Services           Other          Other  Consolidated
                                            ----------------------------------------------------------------------------------------
Six months ended October 31, 2009:
Revenues                                      $    3,511     $   49,357     $    6,800       $     5,235     $   (113)   $  64,790

Net income (loss)                                   (796)        (2,739)           875                90          529       (2,041)
Provision (benefit) for income taxes                (343)        (1,525)           583                55          270         (960)
Interest expense (income), net (a)                   249          1,249           (561)               41         (369)         609
Depreciation and amortization                         52          4,526            278               110           75        5,041
                                             ---------------------------------------------------------------------------------------
EBITDA (b)                                    $     (838)    $    1,511     $    1,175       $       296     $    505    $   2,649
                                             ---------------------------------------------------------------------------------------

Capital expenditures                          $        -     $      609     $       15       $        11     $     10    $     645

------------------------------------------------------------------------------------------------------------------------------------
Six months ended October 31, 2008:
Revenues                                      $    6,530     $    61,176    $    6,451       $     1,650     $     53    $  75,860

 Net income (loss)                                 2,460            (809)          580                86          649        2,966
 Provision (benefit) for income taxes              1,592            (475)          413                50          315        1,895
Interest expense (income), net (a)                     -           1,681          (618)                -         (804)         259
Depreciation and amortization                         20           4,492           285                18            3        4,818
                                             ---------------------------------------------------------------------------------------
EBITDA (b)                                    $    4,072     $     4,889    $      660       $       154     $    163    $   9,938
                                             ---------------------------------------------------------------------------------------

Capital expenditures                          $        8     $       641    $       10       $         -     $      1    $     660

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

The following provides information that management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the April 30, 2009 consolidated financial statements and accompanying notes. Unless otherwise qualified, all references in this Item 2 to 2010 and 2009 are to the fiscal years ending April 30, 2010 and 2009 and all references to the second quarter or first six months of 2010 and 2009 mean the fiscal three and six-month periods ended October 31, 2009 and 2008.

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

The significant accounting policies of the Company are described in Note 1 to the 2009 consolidated financial statements contained in the Company's 2009 Form 10-K. Information concerning the Company's implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2009 consolidated financial statements and also in Note 1 to the consolidated financial statements contained in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy during the first six months of 2010 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

For the second quarter of 2010, the Company had a net loss of $985,000, or $0.16 per share, compared to net income of $2,895,000, or $0.48 per share, for the second quarter of 2009. For the first six months of 2010, the Company had a net loss of $2,041,000, or $0.34 per share, compared to net income of $2,966,000, or $0.49 per share, for the same period of 2009. Revenues were $32,333,000 and $64,790,000 in the second quarter and first six months of 2010 compared to $40,290,000 and $75,860,000 for the same periods last year.

Revenues from land sales at AMREP Southwest were $1,670,000 and $3,155,000 for the three and six month periods ended October 31, 2009 compared to $4,810,000 and $6,073,000 for the same periods of the prior year. These decreases in revenues in 2010 primarily reflected the second quarter 2009 sale of approximately 50 acres of undeveloped land for $3,849,000 to one purchaser with no similar sale in the first six months of 2010. In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others. For the second quarter and first six months of 2010 and 2009, the Company's land sales in Rio Rancho were as follows:

                          --------------------------------------------------------------------------------------
                                       Fiscal 2010                                   Fiscal 2009
                          ---------------------------------------      -----------------------------------------
                                                       Revenues                                       Revenues
                           Acres        Revenues       Per Acre         Acres         Revenues        Per Acre
                            Sold        (in 000s)      (in 000s)         Sold         (in 000s)       (in 000s)
                         ----------    -----------    -----------      --------      ------------    -----------

Three months:
 Developed
   Residential               2.4        $   775        $   323            0.4         $      86       $    244
   Commercial                1.7            895            526              -                 -              -
                         ----------    -----------    -----------      --------      ------------    -----------
 Total Developed             4.1          1,670            407            0.4                86            244
 Undeveloped                   -              -              -           87.1             4,724             54
                         ----------    -----------    -----------      --------      ------------    -----------
   Total                     4.1        $ 1,670        $   407           87.5         $   4,810       $     55
                         ----------    -----------    -----------      --------      ------------    -----------

Six months:
 Developed
   Residential               5.2        $ 1,445        $   278            1.8         $     428       $    238
   Commercial                1.7            895            526            1.0               126            126
                         ----------    -----------    -----------      --------      ------------    -----------
 Total Developed             6.9          2,340            339            2.8               554            198
 Undeveloped                26.0            815             31          131.9             5,519             42
                         ----------    -----------    -----------      --------      ------------    -----------
   Total                    32.9        $ 3,155        $    96          134.7         $   6,073       $     45
                         ----------    -----------    -----------      --------      ------------    -----------

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land in Rio Rancho from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors. The revenue per acre of developed land for the second quarter of 2010 was higher compared to the same period in 2009 primarily resulting from the sales in 2010 of commercial acreage which generally has a higher average selling price per acre compared to non-commercial acreage. The average gross profit percentage on land sales decreased from 97% and 91% for the second quarter and first six months of 2009 to 40% and 48% for the same periods in 2010. This decrease was primarily attributable to a gross profit of $3,825,000 (99%) on the previously mentioned second quarter 2009 sale of approximately 50 acres of undeveloped land. Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services decreased from $35,254,000 and $69,277,000 for the second quarter and first six months of 2009 to $30,625,000 and $61,393,000 for the same periods in 2010. Magazine publishers, who are the principal customers of the Company's Media Services operations, have continued to suffer from reduced advertising revenues and lower subscription and newsstand sales during 2010, which has caused certain publishers to close magazine titles or seek more favorable terms from Kable or its competitors, all of which has led to reduced business for the Company's Media Services operations. If these trends of reduced advertising revenues and lower subscription and newsstand sales continue, the Company's Media Services operations may experience further declines in revenues, which may contribute to reduced earnings.

Revenues from Kable's Subscription Fulfillment Services operations decreased from $31,334,000 and $61,176,000 for the second quarter and first six months of 2009 to $24,230,000 and $49,357,000 for the same periods of 2010 primarily due to the industry factors noted above, partly offset by revenues from new and some existing clients. Revenues from Kable's Newsstand Distribution Services operations increased from $3,096,000 and $6,451,000 for the second quarter and first six months of 2009 to $3,595,000 and $6,800,000 for the same periods of 2010 as a result of changes in product mix and magazine cover price increases. The net decrease in the combined revenues from Subscription Fulfillment Services and Newsstand Distribution Services was partly offset by increased revenues from Kable's Product Fulfillment Services and Other business segment, which increased from $824,000 and $1,650,000 for the second quarter and first six months of 2009 to $2,799,000 and $5,235,000 for the same periods in 2010, reflecting the inclusion of the revenues of a product repackaging and fulfillment business and a temporary staffing business which were acquired in the third quarter of 2009. Kable's operating expenses decreased by $3,962,000 and $6,177,000 for the second quarter and first six months of 2010 compared to the same periods in 2009, primarily attributable to lower payroll and benefits costs and, to a lesser extent, efficiencies related to the ongoing project to consolidate the Subscription Fulfillment Services business from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida.

In 2009, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies. This project, which is now well underway and is scheduled to be substantially complete by October 31, 2010, is expected to require capital expenditures of approximately $12,000,000 and may involve approximately $7,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation. As of October 31, 2009, the Company has cumulatively incurred approximately $4,400,000 for capital expenditures and $4,150,000 of non-recurring cash costs related to the consolidation project. The State of Florida and the City of Palm Coast have agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on existing job retention, new job creation and capital investment. The Company recognized $21,000 and $81,000 of income for the second quarter and first six months of 2010 for certain incentives related to the consolidation project, which are netted against restructuring costs of $1,085,000 and $1,973,000 for the same periods, principally for severance. As a result, the Company reported net charges to operations of $1,064,000 and $1,892,000 related to the consolidation project for the second quarter and first six months of 2010 compared to net charges of $75,000 and $573,000 for the same periods in 2009, principally for severance and consulting costs. There were no incentives recognized in first six months of 2009. The items of income for incentives and costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company's consolidated statements of operations and retained earnings.

Interest and other revenues were $38,000 and $242,000 second quarter and first six months of 2010 compared to $226,000 and $510,000 for the same periods in the prior year. The decrease in the 2010 for both the second quarter and first six months was the result of reduced interest income due to lower cash balances to invest.

Real estate commissions and selling expenses for the second quarter and first six months of 2010 were generally unchanged from the prior year periods, $84,000 and $165,000 compared to $91,000 and $169,000. Other operating expenses increased $633,000 and $817,000 for the second quarter and first six months of 2010 compared to the same periods in 2009 primarily due to an increase in real estate taxes at AMREP Southwest resulting from an increase in both tax rates and assessed land values. Approximately $315,000 of the increase for the second quarter and first six months of 2010 is attributable to the period prior to the beginning of the second quarter. AMREP Southwest has filed an appeal related to certain of the assessed land values that have contributed to the real estate tax increase.

General and administrative expenses of Media Services operations decreased $604,000 and $441,000 in the second quarter and first six months of 2010 compared to the same periods in 2009. The decrease in both the second quarter and first six months was the result of efficiencies related to the ongoing project to consolidate the Subscription Fulfillment Services business from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida.

Real estate operations and corporate general and administrative expense increased $48,000 and $79,000 in the second quarter and first six months of 2010 compared to the same periods in 2009, primarily related to depreciation expense on a warehouse acquired in November 2008.

The effective rate of the Company's tax benefit was 29.1% and 32.0% for the second quarter and first six months of 2010 compared to an effective rate of 39.0% for the tax provision in the same periods in 2009. The effective rate of the tax benefit attributable to the pretax losses in 2010 was less than the statutory rate primarily due to the tax provision for state taxes and interest accrued for uncertain tax positions in accordance with the Financial Accounting Standards Board Accounting Standards Codification 740-10, formerly FIN 48.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the past several years, the Company has financed its operations from internally generated funds from real estate sales and Media Services operations, and from borrowings under its various lines-of-credit.

Cash Flows From Operating Activities
------------------------------------

Real estate receivables decreased from $3,367,000 at April 30, 2009 to $1,311,000 at October 31, 2009 primarily reflecting the net effect of the reclassification of approximately $1,040,000 to real estate inventory and $1,117,000 to investment assets from mortgage notes receivable resulting from the Company's acceptance of deeds in lieu of foreclosure related to delinquent mortgage notes receivables. The Company believes that the acceptance of deeds in lieu of foreclosure has not had an impact on the Company's results of operations or financial position. Receivables from Media Services operations increased from $34,614,000 at April 30, 2009 to $41,943,000 at October 31, 2009, primarily due to the effect of higher quarter-end billings at October 31, 2009 compared to April 30, 2009.

Real estate inventory was $83,021,000 at October 31, 2009 compared to $81,561,000 at April 30, 2009. Inventory in the Company's core real estate market of Rio Rancho increased from $74,121,000 at April 30, 2009 to $75,524,000 at October 31, 2009. Both increases primarily reflect the reclassification of mortgage notes receivable to inventory discussed above. The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses increased from $81,699,000 at April 30, 2009 to $96,097,000 at October 31, 2009, primarily as a result of reduced receivables from customers for one publisher who bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement where accounts receivable subject to this arrangement are netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Deferred income taxes and other long-term liabilities increased from $1,071,000 at April 30, 2009 to $3,488,000 at October 31, 2009, primarily as a result of Media Services having received a $3,000,000 award pursuant to an agreement with the State of Florida as part of certain incentives made available to the Company with the announced project to consolidate its magazine subscription, membership and direct mail fulfillment locations into one location at Palm Coast, Florida (the "Award Agreement"). The Award Agreement requires the Company to achieve certain objectives in terms of existing job retention, new job creation and capital investment through December 31, 2011; however, if the objectives are not met, the Company may need to return a portion, or all, of the $3,000,000. As such, the $3,000,000 has been recorded as a liability until the Company is irrevocably entitled to retain the award, at which time the Company will record income to the extent depreciation is taken on assets acquired with the grant monies received.

Cash Flows From Investing Activities
------------------------------------

Capital expenditures totaled $645,000 and $660,000 for the first six months of 2010 and 2009, primarily for expenditures related to the consolidation of the Subscription Fulfillment Services operations in 2010 and for computer hardware and software development expenditures in 2009. The Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Cash Flows From Financing Activities
------------------------------------

AMREP Southwest has a revolving credit facility, originally for $25,000,000, with a bank that was scheduled to expire in September 2009. The facility has been extended to December 17, 2009 on certain revised terms to provide the parties with additional time to attempt to negotiate the terms of a replacement facility. The significant terms of the original facility are described in Note 8 of the Notes to the Company's consolidated financial statements included in the 2009 Form 10-K. The changes to the terms that were effected in connection with the extension are that (i) the outstanding amount under the facility may not exceed $24,000,000 (which is its present outstanding principal amount), (ii) the interest rate per annum on borrowings was increased to LIBOR plus 3.5%, but not less than 5%, (iii) the facility has been collateralized by mortgages on certain real property of AMREP Southwest with an appraised value of not less than 2.5 times the outstanding amount under the facility, and (iv) distributions to the Company have been limited to payment of management fees of up to $87,500 per month.

On December 9, 2009, the lender issued a commitment letter for a credit facility to replace the existing facility. The replacement facility is a $22,500,000 non-revolving loan maturing in 364 days under which (i) certain defined excess cash generated by the operations of AMREP Southwest is required to be applied to pay down the loan balance, (ii) a cash reserve, originally $1,100,000, to fund interest is to be established, and (iii) the Company is required to contribute $2,500,000 to the capital of AMREP Southwest to be used to pay down the presently outstanding loan balance to $22,500,000 and to substantially fund the initial interest reserve. The terms of the replacement facility are to be otherwise not materialy different from those of the expiring facility as changed in connection with the extension.

There can be no assurance that AMREP Southwest will be able to obtain financing for its operating needs or for its anticipated future capital expenditures. AMREP Southwest is considering the terms of the replacement facility proposed in the lender's commitment letter and no replacement loan agreement has as yet been entered into. The lender has not extended the maturity date of the existing facility and if it does not do so, but demands repayment of amounts due under that facility, AMREP Southwest would not have sufficient funds to satisfy such demand.

During July 2009, Kable and certain of its direct and indirect subsidiaries entered into an Amended and Restated Loan and Security Agreement (the "Media Credit Agreement") with a bank that further amended and restated an earlier agreement with the bank's predecessor. The Media Credit Agreement provides for:
(i) a revolving credit loan and letter of credit facility of up to $20,000,000 ("Facility A") that may be used for general business purposes, including the payment of expenses and other costs associated with the consolidation of Kable's Subscription Fulfillment Services business in `used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Distribution Services business. At the borrowers' option, up to $2,500,000 of the bank's lending commitment for Facility D may be transferred to Facility A. At October 31, 2009, no Facility A or D loans were outstanding. Term borrowings for capital expenditures of approximately $1,908,000 ("Facilities B and C") were outstanding at October 31, 2009, bearing interest from 4.79% to 6.40% per annum and are included in the borrowings under the Media Credit Agreement in addition to Facilities A and D. The revolving credits mature on May 1, 2010 and the term borrowings are due in installments through that date. The borrowers' obligations are collateralized by substantially all of their assets other than (i) real property and (ii) any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower.

The revolving loans under the Media Credit Agreement bear interest at the borrowers' option at fluctuating rates that are either (i) a LIBOR-based rate (0.243% at October 31, 2009) plus 3.25%, or (ii) the bank's prime rate (3.25% at October 31, 2009) plus 1.75%. The agreement also requires the borrowers to maintain certain financial ratios and contains other customary covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company, limit the annual amount that may be incurred for capital expenditures and other purposes and impose certain minimum EBITDA requirements on the borrowers.

At October 31, 2009, AMREP Southwest and Kable were in compliance with the terms of their respective bank covenants.

Future Payments Under Contractual Obligations
---------------------------------------------

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual obligations as of October 31, 2009 for the items indicated (in thousands):

                                               Less than          1 - 3             3 - 5           More than
Contractual Obligations         Total           1 year            years             years            5 years
-----------------------         -----          ---------          -----             -----           ---------

Notes payable                  $ 30,810         $ 26,188         $    249         $   225           $   4,148
Operating leases and other       11,236            3,600            6,251             935                 450
                             -----------    --------------    -------------     -------------    --------------
Total                          $ 42,046         $ 29,788         $  6,500         $ 1,160           $   4,598
                             ===========    ==============    =============     =============    ==============

Operating leases and other includes $2,372,000 of uncertain tax positions and related accrued interest recorded in accordance with the Financial Accounting Standards Board Accounting Standards Codification 740-10. The decrease in contractual obligations for operating leases and other from $23,344,000 at April 30, 2009 to $11,236,000 at October 31, 2009 is primarily the result of Kable exercising an option to early terminate the lease for its Colorado location effective May 31, 2010 in connection with the project to consolidate its subscription fulfillment services business operations at a single location. The decrease in notes payable from April 30, 2009 was due to reduced borrowings by Kable. Refer to Notes 8, 12, 16 and 17 to the consolidated financial statements included in the 2009 Form 10-K for additional information on long-term debt, taxes and commitments and contingencies.

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

Statement of Forward-Looking Information
----------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading "Risk Factors". Many of the factors that will determine the Company's future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the consolidation project of the Subscription Fulfillment Services business (including the Company's estimated related capital expenditures, severance charges and incentives anticipated to be received from the State of Florida and the City of Palm Coast), future financing requirements and the status of negotiations with the Company's existing real estate lender. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------- ----------------------------------------------------------

The Company has two credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. At October 31, 2009, borrowings of $24,000,000 were subject to variable interest rates. Refer to Item 7(A) of the 2009 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

The 2009 Annual Meeting of Shareholders of the Company was held on September 16, 2009. At the meeting, Edward B. Cloues, II and James Wall were re-elected directors of the Company by the following votes:

                                                        For            Withheld
                                                        ---            --------
          Edward B. Cloues, II                       5,726,567          76,441
          James Wall                                 5,500,071         302,937

Item 6. Exhibits
------- --------

 Exhibit No.                             Description
 -----------                             -----------
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

Date:  December 10, 2009      AMREP CORPORATION
                                 (Registrant)

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