Form 10-Q
period 2010-01-31
AMREP CORP.
filed 2010-03-10
CIK 6207

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 2010

OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to  ______________________

Commission File Number        1-4702

AMREP Corporation
(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300 Alexander Park, Suite 204, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (609) 716-8200

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of Shares of Common Stock, par value $.10 per share, outstanding at February 28, 2010 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	January 31, 2010	April 30, 2009

ASSETS:
Cash and cash equivalents	$26,433	$29,018
Receivables, net:
Real estate operations	1,142	3,367
Media services and other operations	39,870	34,614
	41,012	37,981

Income taxes receivable	4,037	3,009
Real estate inventory	82,794	81,561
Investment assets, net	12,479	11,389
Property, plant and equipment, net	30,982	34,656
Intangible and other assets, net	22,542	26,145
Goodwill	3,893	3,893
TOTAL ASSETS	$224,172	$227,652

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$85,995	$79,429
Notes payable:
Amounts due within one year	24,276	25,770
Amounts subsequently due	4,591	12,166
	28,867	37,936

Deferred income taxes and other long-term liabilities	4,367	3,341
Accrued pension cost	11,424	10,665
TOTAL LIABILITIES	130,653	131,371

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	82,180	84,942
Accumulated other comprehensive loss, net	(8,846)	(8,846)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	93,519	96,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$224,172	$227,652

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended January 31, 2010 and 2009
(Thousands, except per share amounts)

	2010	2009
REVENUES:
Real estate land sales	$479	$521
Media services and other operations	28,412	35,051
Interest and other	25	148
	28,916	35,720
COSTS AND EXPENSES:
Real estate land sales	564	333
Operating expenses:
Media services and other operations	24,765	30,874
Real estate commissions and selling	89	79
Restructuring and fire recovery costs	1,247	(83)
Other	601	465
General and administrative:
Media services and other operations	2,891	3,545
Real estate operations and corporate	1,105	1,182
Interest expense, net of capitalized amounts	499	222
	31,761	36,617
LOSS BEFORE INCOME TAXES	(2,845)	(897)

BENEFIT FOR INCOME TAXES	(2,124)	(797)
NET LOSS	(721)	(100)

RETAINED EARNINGS, beginning of period	82,901	131,374
RETAINED EARNINGS, end of period	$82,180	$131,274

LOSS PER SHARE – BASIC AND DILUTED	$(0.12)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Nine Months Ended January 31, 2010 and 2009
(Thousands, except per share amounts)

	2010	2009
REVENUES:
Real estate land sales	$3,634	$6,594
Media services and other operations	89,805	104,328
Interest and other	267	658
	93,706	111,580
COSTS AND EXPENSES:
Cost of sales - real estate land sales	2,211	853
Operating expenses:
Media services and other operations	79,038	91,324
Real estate commissions and selling	254	248
Restructuring and fire recovery costs	3,000	629
Other	1,952	999
General and administrative:
Media services and other operations	8,730	9,825
Real estate operations and corporate	3,259	3,257
Interest expense, net of capitalized amounts	1,108	481
	99,552	107,616
INCOME (LOSS) BEFORE INCOME TAXES	(5,846)	3,964

PROVISION (BENEFIT) FOR INCOME TAXES	(3,084)	1,098
NET INCOME (LOSS)	(2,762)	2,866

RETAINED EARNINGS, beginning of period	84,942	128,408
RETAINED EARNINGS, end of period	$82,180	$131,274

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$(0.46)	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2010 and 2009
(Thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,762)	$2,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,810	7,644
Non-cash credits and charges:
Pension accrual (benefit)	759	(35)
Provision for doubtful accounts	(746)	190
Gain on disposition of assets, net	15	59
Changes in assets and liabilities:
Receivables	(4,442)	(1,459)
Income taxes	(1,028)	(5,020)
Real estate inventory and investment assets	(178)	(196)
Intangible and other assets	468	(21,369)
Accounts payable and accrued expenses	6,566	(2,467)
Deferred income taxes and other long-term liabilities	1,026	2,295
Total adjustments	10,250	(20,358)
Net cash provided by (used in) operating activities	7,488	(17,492)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(1,004)	(1,521)
Acquisition, net of cash acquired	-	(3,075)
Restricted cash	-	(3,856)
Net cash used in investing activities	(1,004)	(8,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	-	15
Proceeds from debt financing	21,106	51,137
Principal debt payments	(30,175)	(39,469)
Net cash provided by (used in) financing activities	(9,069)	11,683
DECREASE IN CASH AND CASH EQUIVALENTS	(2,585)	(14,261)
CASH AND CASH EQUIVALENTS, beginning of period	29,018	32,608
CASH AND CASH EQUIVALENTS, end of period	$26,433	$18,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$1,064	$458
Income taxes paid (refunded), net	$(83)	$1,834
Non-cash transactions:
Repossession of real estate inventory	$1,040	$6,530
Repossession of real estate investment assets	$1,117	$1,125

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nine Months Ended January 31, 2010 and 2009

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Registrant” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  The Company, through its subsidiaries, is primarily engaged in four business segments: the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”) and the Subscription Fulfillment Services, Newsstand Distribution Services and Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (collectively, “Kable”).

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2010 and 2009 are to the fiscal years ending April 30, 2010 and 2009 and all references to the third quarter or first nine months of 2010 and 2009 mean the fiscal three and nine month periods ended January 31, 2010 and 2009.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2009, which was filed with the SEC on July 14, 2009 (the “2009 Form 10-K”).  Certain 2009 balances in these financial statements have been reclassified to conform to the current year presentation.

In accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 855, the Company has evaluated transactions for recognition as subsequent events and has determined that no additional transactions need to be disclosed or given recognition to in the financial statements.

(2)           Receivables, Net

Receivables, net consist of the following amounts (in thousands):

	January 31, 2010	April 30, 2009
Real estate operations:
Mortgage notes and other receivables	$1,179	$3,457
Less allowance for doubtful accounts	(37)	(90)
	$1,142	$3,367

Media services and other operations:
Subscription Fulfillment Services	$22,791	$24,711
Newsstand Distribution Services, net of estimated returns	15,904	8,970
Product Services and Other	1,916	1,863
	40,611	35,544
Less allowance for doubtful accounts	(741)	(930)
	$39,870	$34,614

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $49,369,000 at January 31, 2010 and $55,212,000 at April 30, 2009.  In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributes the publisher's magazines under this arrangement.  Accounts receivable subject to this arrangement ($14,586,000 at January 31, 2010 and $28,565,000 at April 30, 2009) were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3)           Investment Assets, Net

Investment assets, net consist of the following (in thousands):
	January 31, 2010	April 30, 2009
Land held for long-term investment	$11,982	$10,879

Other	794	794
Less accumulated depreciation	(297)	(284)
	497	510
	$12,479	$11,389

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.

(4)           Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	January 31,	April 30,
	2010	2009
Land, buildings and improvements	$27,942	$27,397
Furniture, equipment and other	42,055	41,950
	69,997	69,347
Less accumulated depreciation	(39,015)	(34,691)
	$30,982	$34,656

(5)           Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	January 31, 2010		April 30, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Software development costs	$10,056	$8,089	$10,056	$6,156
Deferred order entry costs	3,327	-	4,835	-
Prepaid expenses	4,712	-	3,681	-
Customer contracts and relationships	15,000	3,800	15,000	2,863
Other	2,763	1,427	2,775	1,183
	$35,858	$13,316	$36,347	$10,202

Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years.  Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations over a twelve-month period.  Prepaid expenses include a cash reserve with a bank for future interest payments (see Note 7).  Customer contracts and relationships are amortized over twelve years.

 (6)          Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	January 31, 2010	April 30, 2009
Publisher payables, net	$70,282	$63,074
Accrued expenses	5,625	4,473
Trade payables	3,316	3,772
Other	6,772	8,110
	$85,995	$79,429

Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $14,586,000 and $28,565,000 of accounts receivable against the related accounts payable at January 31, 2010 and April 30, 2009 (see Note 2).

 (7)          Notes Payable

Notes payable consist of the following (in thousands):
	January 31, 2010	April 30, 2009
Notes payable:
Line-of-credit borrowings: Real estate operations and other	$22,500	$24,000
Media services and other operations	1,547	8,866
Other notes payable	4,820	5,070
	$28,867	$37,936

On December 17, 2009, AMREP Southwest (the “Borrower”) entered into a Loan Agreement and a related Promissory Note with a bank (said Loan Agreement and Promissory Note, together, the “New Credit Facility”) that replaced a revolving credit facility with the bank under which $24,000,000 was outstanding that matured on that date.  The New Credit Facility provides for a non-revolving loan in the original principal amount of $22,500,000 due in a single payment on December 16, 2010, subject to mandatory prepayments from a portion of the cash the Borrower may receive from its real estate sales in excess of certain thresholds.  The outstanding principal ($22,500,000 at January 31, 2010) of the New Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.233% at January 31, 2010) plus 3.5%, but not less than 5.0%, and the Borrower is required to maintain a cash reserve with the lender, initially $1,100,000 and always not less than $500,000, to fund the interest payments.  At January 31, 2010, the interest rate was 5.0% and the cash reserve balance was $1,003,000.  The New Credit Facility is secured by a mortgage on certain real property of the Borrower and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

The New Credit Facility contains a number of covenants and restrictions, including covenants requiring the Borrower to maintain a minimum tangible net worth and a certain level of debt service coverage and a covenant restricting the Borrower from making distributions and other payments to the Company beyond a stated management fee.

During July 2009, Kable Media Services, Inc. and certain of its direct and indirect subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Media Credit Agreement”) with a bank that further amended and restated an earlier agreement with the bank’s predecessor.  The Media Credit Agreement provides for: (i) a revolving credit loan and letter of credit facility of up to $20,000,000  (“Facility A”) that may be used for general business purposes, including the payment of expenses and other costs associated with the consolidation of Kable’s Subscription Fulfillment Services business in Florida; and (ii) a second revolving credit loan facility of up to $5,000,000 (“Facility D”) that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Newstand Distribution Services business.  At the borrowers’ option, up to $2,500,000 of the bank’s lending commitment for Facility D may be transferred to Facility A.  At January 31, 2010, no Facility A or D loans were outstanding.  Term borrowings for capital expenditures of approximately $1,547,000 (“Facilities B and C”) were outstanding at January 31, 2010, bearing interest from 4.79% to 6.40% per annum, and are included in the borrowings under the Media Credit Agreement in addition to Facilities A and D.  The revolving credits mature on May 1, 2010 and the term borrowings are due in installments through that date.  The borrowers' obligations are collateralized by substantially all of their assets other than (i) real property and (ii) any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower.

The revolving loans under the Media Credit Agreement bear interest at the borrowers’ option at fluctuating rates that are either (i) 1, 2, 3 or 6 months LIBOR  (1 month LIBOR at January 31, 2010 was 0.231%)  plus 3.25%, or (ii) the bank’s prime rate (3.25% at January 31, 2010) plus 1.75%. The agreement also requires the borrowers to maintain certain financial ratios and contains other covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company, limit the annual amount that may be incurred for capital expenditures and other purposes and impose certain minimum EBITDA requirements on the borrowers.

The Company has initiated discussions with the bank regarding a renewal of the Media Credit Agreement, and the bank has informally indicated a willingness to extend the arrangement for one year with a credit facility of approximately $20,000,000; however, a formal commitment containing the complete terms of a possible renewal has not been received. Further, as noted above, AMREP Southwest’s New Credit Facility matures on December 16, 2010. There can be no assurance that either Kable or AMREP Southwest will be able to extend these existing credit facilities or obtain new financing with its existing or other lenders for its operating needs or for its anticipated future capital expenditures.  If the lenders do not extend the maturity dates of the existing facilities or do not offer new facilities but demand repayment of amounts due under the existing facilities, and if replacement financing can not be obtained, Kable or AMREP Southwest may not have sufficient funds to satisfy such demand or meet continuing or future obligations.

(8)	Taxes

The Company recognized a net tax benefit of $2,124,000 and $3,084,000 during the three and nine month periods ended January 31, 2010,  which included a reduction of liabilities related to previously unrecognized tax benefits pursuant to ASC 740-10 (formerly FIN 48) that totaled $1,148,000.   A similar reduction in liabilities related to unrecognized tax benefits occurred in the third quarter of 2009 and totaled $660,000.  The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $851,000 at January 31, 2010 and $1,585,000 at April 30, 2009.

(9)	Fair Value Measurements

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

The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The carrying amounts of cash and cash equivalents and of Kable’s trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.  The estimated fair value of the Company’s fixed-rate mortgage receivables was $1,149,000 and $2,914,000 versus carrying amounts of $1,157,000 and $3,176,000 at January 31, 2010 and April 30, 2009.  The estimated fair value of the Company’s fixed-rate notes payable was $6,880,000 and $8,524,000 versus carrying amounts of $6,367,000 and $7,869,000 at January 31, 2010 and April 30, 2009.

(10)         Restructuring and Fire Recovery Costs

In 2009, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  This project, which is now well underway and is scheduled to be substantially complete by October 31, 2010, is expected to require capital expenditures of approximately $12,000,000 and involve approximately $7,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation.  As of January 31, 2010, the Company had incurred approximately $4,650,000 for capital expenditures and $5,460,000 of non-recurring cash costs related to the consolidation project.  The State of Florida and the City of Palm Coast have agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company recognized $67,000 and $171,000 of income for the third quarter and first nine months of 2010 for certain incentives related to the consolidation project, which was netted against restructuring costs of $1,354,000 and $3,351,000 for the same periods, principally for severance.  As a result, the Company reported net charges to operations of $1,287,000 and $3,180,000 related to the consolidation project for the third quarter and first nine months of 2010 compared to a net gain of $6,000 and net charges of $567,000 for the same periods in 2009.  The items of income for incentives and of costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.  As of January 31, 2010 and April 30, 2009, the Company had accruals of $667,000 and $562,000 for future expenditures, principally severance payments, related to the consolidation project.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire.  The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services.  The Company was required to provide insurance for that property of certain of those customers.  Through January 31, 2010, the Company’s insurance carrier had paid $268,000 to customers for lost materials.  The Company believes that the resolution of other pending or unasserted claims related to materials of certain publishers for whom it may have further liability, will not have a material effect on its consolidated financial position, results of operations or cash flows.

The Company has filed various claims with its insurance provider related to the fire.  As of January 31, 2010, the Company had been reimbursed a total of $1,101,000 for property lost in the fire, other expenses of relocation and professional fees.  As a result of insurance reimbursements received during the nine months ended January 31, 2010, the Company recorded a net gain totaling $73,000 for the third quarter and $212,000 the nine month period.  For the same periods in 2009, the Company recorded a net gain of $77,000 and net charges to income of $62,000.  The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.

In addition, the Company recorded other income for business interruption claims resulting from the fire that totaled $31,000 for the second quarter and first nine months of 2010 and $173,000 for the first quarter and first nine months of 2009.  These income amounts are included in Media services and other operations revenue in the Company’s consolidated statements of operations and retained earnings.

(11)	Information About the Company’s Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and nine month periods ended January 31, 2010 and 2009 (in thousands):

	Real Estate Operations	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other	Other	Consolidated
Three months ended January 31, 2010:
Revenues	$563	$23,114	$3,141	$2,158	$(60)	$28,916

Net income (loss)	(76)	(1,688)	879	(63)	227	(721)
Provision (benefit) for income taxes	(1,528)	(921)	235	(37)	127	(2,124)
Interest expense (income), net (a)	310	683	(333)	24	(185)	499
Depreciation and amortization	26	2,512	138	56	37	2,769
EBITDA (b)	$(1,268)	$586	$919	$(20)	$206	$423

Capital expenditures	$-	$306	$-	$54	$-	$360

Three months ended January 31, 2009:
Revenues	$656	$28,998	$2,923	$3,130	$13	$35,720

Net income (loss)	96	(540)	29	140	175	(100)
Provision (benefit) for income taxes	(1,026)	(40)	32	74	163	(797)
Interest expense (income), net (a)	24	619	(223)	16	(214)	222
Depreciation and amortization	10	2,610	149	19	37	2,825
EBITDA (b)	$(896)	$2,649	$(13)	$249	$161	$2,150

Capital expenditures	$-	$730	$-	$134	$6,498	$7,362

	Real Estate Operations	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other	Other	Consolidated
Nine months ended January 31, 2010:
Revenues	$4,074	$72,471	$9,941	$7,393	$(173)	$93,706

Net income (loss)	(872)	(4,428)	1,754	27	757	(2,762)
Provision (benefit) for income taxes	(1,871)	(2,446)	818	18	397	(3,084)
Interest expense (income), net (a)	559	1,932	(894)	65	(554)	1,108
Depreciation and amortization	78	7,039	415	166	112	7,810
EBITDA (b)	$(2,106)	$2,097	$2,093	$276	$712	$3,072

Capital expenditures	$-	$915	$15	$65	$9	$1,004

Nine months ended January 31, 2009:
Revenues	$7,186	$90,175	$9,374	$4,779	$66	$111,580

Net income (loss)	2,556	(1,349)	609	226	824	2,866
Provision (benefit) for income taxes	566	(515)	445	124	478	1,098
Interest expense (income), net (a)	24	2,300	(841)	16	(1,018)	481
Depreciation and amortization	30	7,103	434	37	40	7,644
EBITDA (b)	$3,176	$7,539	$647	$403	$324	$12,089

Capital expenditures	$8	$1,371	$10	$134	$6,499	$8,022

(a)	Interest expense, net includes inter-segment interest income and expense that is eliminated in consolidation.
(b)
The Company uses EBITDA (which the Company defines as income before interest expense, net, income taxes and depreciation and amortization) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition
and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in four business segments: the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”) and the Subscription Fulfillment Services, Newsstand Distribution Services and Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (collectively, “Kable”).  The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2009 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references in this Item 2 to 2010 and 2009 are to the fiscal years ending April 30, 2010 and 2009 and all references to the third quarter or first nine months of 2010 and 2009 mean the fiscal three and nine month periods ended January 31, 2010 and 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2009 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company’s annual report on Form 10-K for the year ended April 30, 2009 (the “2009 Form 10-K”). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in the Company’s 2009 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the 2009 consolidated financial statements contained in the Company’s 2009 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2009 consolidated financial statements.  The Company did not adopt any accounting policy during the first nine months of 2010 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 2010, the Company had a net loss of $721,000, or $0.12 per share, compared to a net loss of $100,000, or $0.02 per share, for the third quarter of 2009.  For the first nine months of 2010, the Company had a net loss of $2,762,000, or $0.46 per share, compared to net income of $2,866,000, or $0.48 per share, for the same period of 2009.  Revenues were $28,916,000 and $93,706,000 in the third quarter and first nine months of 2010 compared to $35,720,000 and $111,580,000 for the same periods last year.

Revenues from land sales at AMREP Southwest were $479,000 and $3,634,000 for the three and nine month periods ended January 31, 2010 compared to $521,000 and $6,594,000 for the same periods of the prior year, reflecting in all periods a continued softness in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that was consistent with the well-publicized problems of the national homebuilding industry and credit markets.  The 2010 year-to-date decrease in real estate revenues compared to 2009 primarily reflected the second quarter 2009 sale of approximately 50 acres of undeveloped land for $3,849,000 to one purchaser with no similar sale occurring during the first nine months of 2010.  In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  For the third quarter and first nine months of 2010 and 2009, the Company’s land sales in Rio Rancho were as follows:

	Fiscal 2010			Fiscal 2009
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	0.4	$99	$248	1.5	$361	$241
Commercial	-	-	-	-	-	-
Total Developed	0.4	99	248	1.5	361	241
Undeveloped	4.4	380	86	2.5	160	64
Total	4.8	$479	$100	4.0	$521	$130

Nine months:
Developed
Residential	5.6	$1,544	$276	3.2	$789	$247
Commercial	1.7	895	526	1.0	126	126
Total Developed	7.3	2,439	334	4.2	915	218
Undeveloped	30.4	1,195	39	134.4	5,679	42
Total	37.7	$3,634	$96	138.6	$6,594	$48

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale both developed and undeveloped land from a number of different projects, and selling prices may vary from project to project and within projects depending on location, stage of development and other factors.  The average gross profit percentage on land sales was 36% and 87% for the third quarter and first nine months of 2009 compared to a negative 18% and a positive 39% for the same periods in 2010.  The negative gross profit for the third quarter of 2010 resulted from the resale by AMREP Southwest of lots that had been repossessed by deeds in lieu of foreclosure (“take-back lots”).  When repossessed, take-back lots are taken into inventory at fair market value, which is supported by appraisals, at that time rather than at original cost, which is usually much lower.  Accordingly, the profit margin on the resale of take-back lots, even when they are resold at prices well above original cost, is lower than for other sales and could be negative.  Exclusive of take-back lot sales, the gross profit margin was 14% for the third quarter of 2010, which may not be representative of expected margins due to the small number of non take-back lots sold.  The decrease in gross profit margin or the nine month period was primarily attributable to a gross profit of $3,825,000 (99%) on the previously mentioned third quarter 2009 sale of approximately 50 acres of undeveloped land.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Kable's operations decreased from $35,051,000 and $104,328,000 for the third quarter and first nine months of 2009 to $28,412,000 and $89,805,000 for the same periods in 2010.  Magazine publishers, who are the principal customers of these operations, have continued to suffer from reduced advertising revenues and lower subscription and newsstand sales, which have caused some publishers to close magazine titles or seek more favorable terms from Kable or its competitors.  If these trends of reduced advertising revenues and lower subscription and newsstand sales continue, Kable’s operations may experience further declines in revenues, which may contribute to reduced earnings.  Within these operations:

•
Revenues from Subscription Fulfillment Services operations decreased from $28,998,000 and $90,175,000 for the third quarter and first nine months of 2009 to $23,114,000 and $72,471,000 for the same periods of 2010, primarily due to the industry factors noted above which were partly offset by revenues from new and some existing clients.

•
Revenues from Newsstand Distribution Services operations increased from $2,923,000 and $9,374,000 for the third quarter and first nine months of 2009 to $3,141,000 and $9,941,000 for the same periods of 2010 as a result of changes in product mix and some magazine cover price increases.

•
Revenues from Product Services and Other operations, which includes product repackaging and fulfillment businesses and a temporary staffing business, decreased from $3,130,000 for the third quarter of 2009 to $2,158,000 for the same period in 2010.  This decrease was due to lower demand for services from existing customers and the loss of several customers.  Revenues for the nine month period increased to $7,393,000 this year from $4,779,000 in 2009, reflecting the revenues of two businesses acquired in the third quarter of 2009.

Kable’s operating expenses decreased by $6,109,000 and $12,286,000 for the third quarter and first nine months of 2010 compared to the same periods in 2009, primarily attributable to lower payroll and benefits costs and, to a lesser extent, efficiencies resulting from the ongoing major project to consolidate the Subscription Fulfillment Services business from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida.  Kable’s operating results for third quarter of 2010 were favorably impacted by an adjustment to bad debt expense for $557,000 related to a prior bad debt write-off related to a Newsstand Distribution Services wholesaler customer.

In 2009, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  This project, which is now well underway and is scheduled to be substantially complete by October 31, 2010, is expected to require capital expenditures of approximately $12,000,000 and involve approximately $7,000,000 of non-recurring cash costs for severance, training and transition, facility closings and equipment relocation.  As of January 31, 2010, the Company had incurred approximately $4,650,000 for capital expenditures and $5,460,000 of non-recurring cash costs related to the consolidation project.  The State of Florida and the City of Palm Coast have agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company recognized $67,000 and $171,000 of income for the third quarter and first nine months of 2010 for certain incentives related to the consolidation project, which was netted against restructuring costs of $1,354,000 and $3,351,000 for the same periods, principally for severance.  As a result, the Company reported net charges to operations of $1,287,000 and $3,180,000 related to the consolidation project for the third quarter and first nine months of 2010 compared to a net gain of $6,000 and net charges of $567,000 for the same periods in 2009.  The items of income for incentives and costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.

Interest and other revenues were $25,000 and $267,000 for the third quarter and first nine months of 2010 compared to $148,000 and $658,000 for the same periods in the prior year.  The decrease in both periods of 2010 was primarily the result of reduced interest income due to lower cash balances to invest and reduced mortgage notes receivables in the real estate operations.

Real estate commissions and selling expenses for the third quarter and first nine months of 2010 were generally unchanged from the prior year periods, $89,000 and $254,000 compared to $79,000 and $248,000.  Other operating expenses increased $136,000 and $953,000 for the third quarter and first nine months of 2010 compared to the same periods in 2009, primarily due to an increase in real estate taxes at AMREP Southwest resulting from a combination of higher tax rates and higher assessed land values.  AMREP Southwest has filed an appeal of certain of the increased assessments.

General and administrative expenses of Kable’s operations decreased $654,000 and $1,095,000 in the third quarter and first nine months of 2010 compared to the same periods in 2009.  The decrease in both periods of 2010 was the result of efficiencies related to the ongoing project to consolidate the Subscription Fulfillment Services business from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida.

Real estate operations and corporate general and administrative expenses for the third quarter and first nine months of 2010 were generally unchanged from the prior year periods, $1,105,000 and $3,259,000 compared to $1,182,000 and $3,257,000.

The effective rate of the Company's tax benefit was 74.7% and 52.8% for the third quarter and first nine months of 2010 compared to an effective rate of 88.9% for the tax benefit and 27.7% for the tax provision in the same periods in 2009.  The difference between the statutory tax rate and the effective rate of the tax benefit in the third quarter and first nine months of 2010 and in the third quarter of 2009 was attributable to a reduction of liabilities related to unrecognized tax benefits pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 740-10, formerly FIN 48.  The reduction of these liabilities totaled $1,148,000 for 2010 and $660,000 for 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the past several years, the Company has financed its operations from internally generated funds and from borrowings under its various credit facilities.

Cash Flows From Operating Activities

Real estate receivables decreased from $3,367,000 at April 30, 2009 to $1,142,000 at January 31, 2010, primarily reflecting the conversion of approximately $1,040,000 to real estate inventory and $1,117,000 to investment assets, in each case from the Company’s acceptance of deeds in lieu of foreclosure related to delinquent mortgage notes receivable.  Receivables from Kable’s operations increased from $34,614,000 at April 30, 2009 to $39,870,000 at January 31, 2010, primarily due to the effect of higher quarter-end billings at January 31, 2010 compared to April 30, 2009.

Real estate inventory was $82,794,000 at January 31, 2010 compared to $81,561,000 at April 30, 2009.  Inventory in the Company’s core real estate market of Rio Rancho increased from $74,121,000 at April 30, 2009 to $75,280,000 at January 31, 2010.  Both increases primarily reflected the conversion of mortgage notes receivable to inventory discussed above.  The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses increased from $79,429,000 at April 30, 2009 to $85,995,000 at January 31, 2010, primarily as a result of reduced receivables from customers of one publisher who bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributes the publisher's magazines.  Under this arrangement, accounts receivable from the publisher are netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

Deferred income taxes and other long-term liabilities increased from $3,341,000 at April 30, 2009 to $4,367,000 at January 31, 2010, primarily as a net result of (i) receipt by a Kable subsidiary of a $3,000,000 award pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of certain incentives made available to the Company in connection with its Subscription Fulfillment Services consolidation project.  The Award Agreement requires the Company to achieve certain objectives in terms of job retention, job creation and capital investment through December 31, 2011; however, if the objectives are not met, the Company may need to return a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability until the Company is irrevocably entitled to retain the award, at which time the Company will record income to the extent depreciation is taken on assets acquired with the grant monies received and (ii) a reduction of liabilities related to unrecognized tax benefits as disclosed in Note 8 to the consolidated financial statements for the quarter ended January 31, 2010.

Cash Flows From Investing Activities

Capital expenditures totaled $1,004,000 and $8,022,000 for the first nine months of 2010 and 2009. Capital expenditures for 2010 primarily related to the Subscription Fulfillment Services business’ consolidation project mentioned above.  Capital expenditures in 2009 included the purchase of certain assets of a privately-held product repackaging and fulfillment business and for computer hardware and software development expenditures related to the Subscription Fulfillment Services business.  Subject to the last paragraph below under “Cash Flows from Financing Activities”, the Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Cash Flows From Financing Activities

On December 17, 2009, AMREP Southwest (the “Borrower”) entered into a Loan Agreement and a related Promissory Note with a bank (said Loan Agreement and Promissory Note, together, the “New Credit Facility”) that replaced a revolving credit facility with the bank under which $24,000,000 was outstanding that matured on that date.  The New Credit Facility provides for a non-revolving loan in the original principal amount of $22,500,000 due in a single payment on December 16, 2010, subject to mandatory prepayments from a portion of the cash the Borrower may receive from its real estate sales in excess of certain thresholds.  The outstanding principal ($22,500,000 at January 31, 2010) of the New Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.233% at January 31, 2010) plus 3.5%, but not less than 5%, and the Borrower is required to maintain a cash reserve with the lender, initially $1,100,000 and always not less than $500,000, to fund the interest payments.  At January 31, 2010, the interest rate was 5.0% and the cash reserve balance was $1,003,000.  The New Credit Facility is secured by a mortgage on certain real property of the Borrower and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

The New Credit Facility contains a number of covenants and restrictions, including covenants requiring the Borrower to maintain a minimum tangible net worth and a certain level of debt service coverage and a covenant restricting the Borrower from making distributions and other payments to the Company beyond a stated management fee.

During July 2009, Kable Media Services, Inc. and certain of its direct and indirect subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Media Credit Agreement”) with a bank that further amended and restated an earlier agreement with the bank’s predecessor.  The Media Credit Agreement provides for: (i) a revolving credit loan and letter of credit facility of up to $20,000,000  (“Facility A”) that may be used for general business purposes, including the payment of expenses and other costs associated with the consolidation of Kable’s Subscription Fulfillment Services business in Florida; and (ii) a second revolving credit loan facility of up to $5,000,000 (“Facility D”) that may be used exclusively for the payment of accounts payable under a distribution agreement with a customer of Kable's Newstand Distribution Services business.  At the borrowers’ option, up to $2,500,000 of the bank’s lending commitment for Facility D may be transferred to Facility A.  At January 31, 2010, no Facility A or D loans were outstanding.  Term borrowings for capital expenditures of approximately $1,547,000 (“Facilities B and C”) were outstanding at January 31, 2010, bearing interest from 4.79% to 6.40% per annum, and are included in the borrowings under the Media Credit Agreement in addition to Facilities A and D.  The revolving credits mature on May 1, 2010 and the term borrowings are due in installments through that date.  The borrowers' obligations are collateralized by substantially all of their assets other than (i) real property and (ii) any borrower's interest in the capital securities of any other borrower or any subsidiary of any borrower.

The revolving loans under the Media Credit Agreement bear interest at the borrowers’ option at fluctuating rates that are either (i) 1, 2, 3 or 6 months LIBOR  (1 month LIBOR at January 31, 2010 was 0.231%)  plus 3.25%, or (ii) the bank’s prime rate (3.25% at January 31, 2010) plus 1.75%. The agreement also requires the borrowers to maintain certain financial ratios and contains other covenants and restrictions, the most significant of which limit the ability of the borrowers to declare or pay dividends or make other distributions to the Company, limit the annual amount that may be incurred for capital expenditures and other purposes and impose certain minimum EBITDA requirements on the borrowers.

At January 31, 2010, AMREP Southwest and Kable were in compliance with their covenants in the above-referenced loan agreements.

The Company has initiated discussions with the bank regarding a renewal of the Media Credit Agreement, and the bank has informally indicated a willingness to extend the arrangement for one year with a credit facility of approximately $20,000,000; however, a formal commitment containing the complete terms of a possible renewal has not been received. Further, as noted above, AMREP Southwest’s New Credit Facility matures on December 16, 2010.  There can be no assurance that either Kable or AMREP Southwest will be able to extend these existing credit facilities or obtain new financing with its existing or other lenders for its operating needs or for its anticipated future capital expenditures.  If the lenders do not extend the maturity dates of the existing facilities or do not offer new facilities but demand repayment of amounts due under the existing facilities and if replacement financing can not be obtained, Kable or AMREP Southwest may not have sufficient funds to satisfy such demand or meet continuing or future obligations.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of January 31, 2010 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$28,867	$24,276	$243	$229	$4,119
Operating leases and other	9,110	2,880	5,080	775	375
Total	$37,977	$27,156	$5,323	$1,004	$4,494

Operating leases and other includes $1,224,000 of liabilities for uncertain tax positions and related accrued interest recorded in accordance with ASC 740-10.  The decrease in contractual obligations for operating leases and other from $23,344,000 at April 30, 2009 to $9,110,000 at January 31, 2010 was primarily the result of Kable exercising an option to terminate the lease for its Colorado location effective May 31, 2010 in connection with the project to consolidate its Subscription Fulfillment Services business operations at a single location in Palm Coast, Florida.  The decrease in notes payable from April 30, 2009 was due to reduced borrowings by both AMREP Southwest and Kable.  Refer to Notes 8, 12, 16 and 17 to the consolidated financial statements included in the 2009 Form 10-K for additional information on long-term debt, taxes and commitments and contingencies.

Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the 2009 Form 10-K, which could materially affect the Company’s business, financial condition or future results, should be carefully considered.  The risks described in the 2009 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Statement of Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements  within  the meaning of the Act.  In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company.  Words such  as  “expects”, “anticipates”, “intends”, “plans”,

“believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”.  Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the consolidation project of the Subscription Fulfillment Services business (including the Company’s estimated related capital expenditures and severance charges), (ii) the warehouse fire in Oregon, Illinois and the ultimate cost to resolve disputes related thereto and (iii) future financing requirements.  The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has two credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates.  At January 31, 2010, borrowings of $22,500,000 were subject to variable interest rates.  Refer to Item 7(A) of the 2009 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other executive officers whose certifications accompany this quarterly report, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  As a result of such evaluation, the chief financial officer and such other executive officers have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification required pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2010	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
32	Certification required pursuant to 18 U.S.C. Section 1350 – Filed herewith.