Form 10-Q
period 2010-07-31
AMREP CORP.
filed 2010-09-10
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 31, 2010

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Number of Shares of Common Stock, par value $.10 per share, outstanding at August 31, 2010 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	July 31, 2010	April 30, 2010

ASSETS:
Cash and cash equivalents	$26,297	$25,531
Receivables, net:
Real estate operations and corporate	1,216	1,195
Media services operations	35,018	33,175
	36,234	34,370

Income taxes receivable	2,692	2,126
Real estate inventory	80,221	80,375
Investment assets, net	12,504	12,474
Property, plant and equipment, net	30,266	31,174
Intangible and other assets, net	18,200	18,953
Deferred income taxes	2,440	2,613
Goodwill	3,893	3,893
TOTAL ASSETS	$212,747	$211,509

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$82,247	$79,969
Notes payable:
Amounts due within one year	22,669	24,052
Amounts subsequently due	5,247	4,602
	27,916	28,654

Other long-term liabilities	4,279	4,244
Accrued pension cost	12,236	12,075
TOTAL LIABILITIES	126,678	124,942

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	74,964	75,462
Accumulated other comprehensive loss, net	(9,080)	(9,080)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	86,069	86,567
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$212,747	$211,509

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended July 31, 2010 and 2009
(Thousands, except per share amounts)

	2010	2009
REVENUES:
Real estate land sales	$824	$1,485
Media services operations	24,236	30,768
Interest and other	27	204
	25,087	32,457
COSTS AND EXPENSES:
Real estate land sales	399	642
Operating expenses:
Media services operations	20,666	27,946
Real estate commissions and selling	80	81
Restructuring and fire recovery costs	316	666
Other	624	439
General and administrative:
Media services operations	2,336	2,972
Real estate operations and corporate	990	1,121
Interest expense, net of capitalized amounts	423	202
	25,834	34,069
LOSS BEFORE INCOME TAXES	(747)	(1,612)

BENEFIT FOR INCOME TAXES	(249)	(556)
NET LOSS	(498)	(1,056)

RETAINED EARNINGS, beginning of period	75,462	84,942
RETAINED EARNINGS, end of period	$74,964	$83,886

LOSS PER SHARE – BASIC AND DILUTED	$(0.08)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended July 31, 2010 and 2009
(Thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(498)	$(1,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,545	2,548
Non-cash credits and charges:
Loss on disposition of assets	4	2
Provision for (recoveries of) doubtful accounts	(63)	56
Pension accrual	161	493
Changes in assets and liabilities:
Receivables	(1,801)	(2,541)
Income taxes receivable	(566)	(433)
Real estate inventory and investment assets	124	(515)
Intangible and other assets	247	423
Accounts payable and accrued expenses	2,278	5,693
Deferred income taxes and other long-term liabilities	208	(193)
Total adjustments	2,137	5,533
Net cash provided by operating activities	1,639	4,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(135)	(586)
Net cash used in investing activities	(135)	(586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	6,611	4,600
Principal debt payments	(7,349)	(8,890)
Proceeds from the State of Florida	-	3,000
Net cash used in financing activities	(738)	(1,290)
INCREASE IN CASH AND CASH EQUIVALENTS	766	2,601
CASH AND CASH EQUIVALENTS, beginning of period	25,531	29,018

CASH AND CASH EQUIVALENTS, end of period	$26,297	$31,619

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$485	$242
Income taxes paid – net of refunds	$109	$20

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended July 31, 2010 and 2009

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2011 and 2010 are to the fiscal years ending April 30, 2011 and 2010 and all references to the first quarter of 2011 and 2010 mean the fiscal three month periods ended July 31, 2010 and 2009.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2010, which was filed with the SEC on July 21, 2010 (the “2010 Form 10-K”).  Certain 2010 balances in these financial statements have been reclassified to conform to the current year presentation.

(2)           Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	July 31, 2010	April 30, 2010
Real estate operations and corporate:
Mortgage notes and other receivables	$1,290	$1,266
Less allowance for doubtful accounts	(74)	(71)
	$1,216	$1,195
Media services operations:
Subscription Fulfillment Services	$17,594	$17,727
Newsstand Distribution Services, net of estimated returns	16,367	14,112
Product Services and Other	1,760	2,165
	35,721	34,004
Less allowance for doubtful accounts	(703)	(829)
	$35,018	$33,175

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $42,628,000 at July 31, 2010 and $48,008,000 at April 30, 2010.  In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement.  Accounts receivable subject to this arrangement (of $17,902,000 at July 31, 2010 and $15,840,000 at April 30, 2010) were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3)	Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	July 31, 2010	April 30, 2010
Land held for long-term investment	$12,011	$11,981

Other	794	794
Less accumulated depreciation	(301)	(301)
	493	493
	$12,504	$12,474

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale and, as such, is no longer being depreciated.

(4)       Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	July 31,	April 30,
	2010	2010
Land, buildings and improvements	$29,100	$29,144
Furniture and equipment	40,730	40,567
	69,830	69,711
Less accumulated depreciation	(39,564)	(38,537)
	$30,266	$31,174

(5)        Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	July 31, 2010		April 30, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,666	$1,458	$1,666	$1,356
Deferred order entry costs	2,318	-	2,772	-
Prepaid expenses	3,617	-	3,661	-
Customer contracts and relationships	15,000	4,424	15,000	4,112
Other	2,264	783	2,042	720
	$24,865	$6,665	$25,141	$6,188

Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years.  Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.  Customer contracts and relationships are amortized over twelve years.

 (6)           Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	July 31, 2010	April 30, 2010
Publisher payables, net	$70,533	$64,803
Accrued expenses	4,186	5,643
Trade payables	1,598	3,311
Other	5,930	6,212
	$82,247	$79,969

Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $17,902,000 and $15,840,000 of accounts receivable against the related accounts payable at July 31, 2010 and April 30, 2010 (see Note 2).

 (7)           Notes Payable

Notes payable consist of the following (in thousands):
	July 31, 2010	April 30, 2010
Notes payable:
Line-of-credit arrangements: Real estate operations and other	$22,500	$22,500
Media services operations	641	1,354
Other notes payable	4,775	4,800
	$27,916	$28,654

On December 17, 2009, AMREP Southwest (the “Borrower”) entered into a Loan Agreement and a related Promissory Note with a bank (said Loan Agreement and Promissory Note, together, the “ASW Credit Facility”).  The ASW Credit Facility provides for a non-revolving loan in the original principal amount of $22,500,000 due in a single payment on December 16, 2010, subject to mandatory prepayments from a portion of the cash the Borrower may receive from its real estate sales in excess of certain thresholds.  The outstanding principal ($22,500,000 at July 31, 2010) of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.31% at July 31, 2010) plus 3.5%, but not less than 5.0%, and the Borrower is required to maintain a cash reserve with the lender, initially $1,100,000 and always not less than $500,000, to fund the interest payments.  At July 31, 2010, the interest rate was 5.0% and the cash reserve balance was $690,000.  The ASW Credit Facility is secured by a mortgage on certain real property with a book value of $54,336,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

On May 13, 2010, Kable Media Services, Inc. and certain of its subsidiaries (“Kable Media”) entered into a Revolving Credit and Security Agreement with a bank (the “Kable Credit Agreement”), replacing another lender whose facility had matured May 1, 2010.

The Kable Credit Agreement, which matures May 12, 2013, provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon a percentage of the borrowers’ eligible accounts receivable or recent level of accounts receivable collections.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Kable Credit Agreement are being used for Kable’s working capital needs and general business purposes, including the payment of expenses and other costs associated with the consolidation of the Company's Subscription Fulfillment Services business in Florida and, subject to Kable Media’s consolidated fixed charge coverage ratio (as defined) being at a stated level, may be used to provide payments on certain indebtedness due Kable Media’s parent.  Also, up to $3,000,000 of the facility may be borrowed specifically to be used for the payment of accounts payable to one particular customer of the Company’s Newsstand Distribution Services business, with availability within that limit based upon a percentage of the eligible accounts receivable from the distribution of that customer’s periodicals.

The borrowers' obligations under the Kable Credit Agreement are secured by substantially all of their assets other than real property.  The revolving loans under the Kable Credit Agreement may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or three months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At July 31, 2010, outstanding borrowings totaled $641,000 and the interest rate on borrowings was 3.3%.

Each of the Company’s financing facilities requires the borrowers to meet certain covenants.

Other notes payable consist of equipment financing loans with an average interest rate of 7.25% and a mortgage note payable on a warehouse with an interest rate of 6.35%.

(8)	Taxes

Unrecognized tax benefits were $851,000 at July 31, 2010 and April 30, 2010.  As a result of either the expiration of statutes of limitations or the recognition or measurement considerations under ASC 740, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

(9)	Fair Value Measurements

The ASC Financial Instruments Topic requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. The Topic excludes all nonfinancial instruments from its disclosure requirements. The following methods and assumptions are used in estimating fair value disclosure for financial instruments.

The carrying amounts of cash and cash equivalents, media services trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $1,237,000 and $1,238,000 versus carrying amounts of $1,242,000 and $1,243,000 at July 31, 2010 and April 30, 2010.  The estimated fair value of the Company’s long-term, fixed-rate notes payable was $5,251,000 and $6,648,000 versus carrying amounts of $4,775,000 and $6,154,000 at July 31, 2010 and April 30, 2010.

(10)      Restructuring and Fire Recovery Costs

In 2008, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  This project is expected to be completed by October 31, 2010.  As of July 31, 2010, the Company had incurred approximately $6,400,000 for capital expenditures and $8,400,000 of non-recurring costs related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company recognized $34,000 and $60,000 of income for first quarters of 2011 and 2010 for certain incentives related to the consolidation project, which were netted against restructuring costs, principally for severance, of $343,000 and $888,000 for the same periods.  As a result, the Company reported net charges to operations of $309,000 and $828,000 related to the consolidation project for the first quarters of 2011 and 2010.  The items of income for incentives and of costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.  As of July 31, 2010 and April 30, 2010, the Company had accruals for future payments related to the consolidation project of $853,000 and $1,982,000, principally for severance and facilities consolidation.  For the first quarter of 2011, cash payments related to the project were $1,438,000 and there were no significant accrual reversals related to the consolidation project.

In June 2009, the Company received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available to the Company in connection with the consolidation project.  The Award Agreement requires the Company to achieve certain objectives in terms of job retention, job creation and capital investment through December 31, 2012; if the objectives are not met, the Company may need to return a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a long term liability until the Company is irrevocably entitled to retain the award, at which time the award will be amortized into income over the life of the assets acquired with the grant monies received.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire.  The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services.  The Company was required to provide insurance for that property of certain of those customers.  Through July 31, 2010, the Company’s insurance carrier had paid $348,000 to customers for lost materials.  The Company has also filed various claims with its insurance provider related to the fire and, through July 31, 2010, the Company had been reimbursed a total of $1,142,000 for property lost in the fire, other expenses of relocation and professional fees. There were no insurance reimbursements received during the quarter ended July 31, 2010.  As a result of insurance reimbursements received during the quarter ended July 31, 2009, the Company recorded a net gain totaling $162,000 for that quarter. The Company had charges to operations that totaled $7,000 for the first quarter of 2011 related to fire recovery costs.  The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.

(11)	Information About the Company’s Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three month periods ended July 31, 2010 and 2009 (in thousands):

	Real Estate Operations	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other Kable	Corporate and Other	Consolidated
Three months ended July 31, 2010 (a):
Revenues	$913	$18,852	$3,114	$2,270	$(62)	$25,087

Net income (loss)	(672)	(479)	420	(31)	264	(498)
Provision (benefit) for income taxes	(374)	(282)	282	(18)	143	(249)
Interest expense (income), net (b)	332	616	(360)	23	(188)	423
Depreciation and amortization	21	1,288	143	55	38	1,545
EBITDA (c)	$(693)	$1,143	$485	$29	$257	$1,221

Capital expenditures	$-	$135	$-	$-	$-	$135

Three months ended July 31, 2009 (a):
Revenues	$1,745	$25,127	$3,205	$2,436	$(56)	$32,457

Net income (loss)	(80)	(1,478)	259	4	239	(1,056)
Provision (benefit) for income taxes	(13)	(868)	190	2	133	(556)
Interest expense (income), net (b)	42	557	(229)	16	(184)	202
Depreciation and amortization	26	2,302	129	54	37	2,548
EBITDA (c)	$(25)	$513	$349	$76	$225	$1,138

Capital expenditures	$-	$479	$15	$11	$81	$586

(a)	Revenue information provided for each segment includes amounts grouped as Interest and other in the accompanying statements of operations.
(b)	Interest expense (income), net includes inter-segment interest income that is eliminated in consolidation.
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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2010 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2011 and 2010 are to the fiscal years ending April 30, 2011 and 2010 and all references to the first quarter of 2011 and 2010 mean the fiscal three-month periods ended July 31, 2010 and 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2010 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company’s annual report on Form 10-K for the year ended April 30, 2010 (the “2010 Form 10-K”). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in the 2010 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the 2010 consolidated financial statements contained in the 2010 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2010 consolidated financial statements.  The Company did not adopt any accounting policy in the first quarter of 2011 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2011, the Company had a net loss of $498,000, or $0.08 per share, compared to a net loss of $1,056,000, or $0.18 per share, in the first quarter of 2010.  Revenues were $25,087,000 in the first quarter of 2011 compared to $32,457,000 for the same period last year.

First quarter 2011 revenues from land sales at AMREP Southwest were $824,000 compared to $1,485,000 for the same period of 2010.  Results for both periods were substantially lower than the

Company has historically experienced in its principal market of Rio Rancho, New Mexico, due to a prolonged severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas.  The Company believes that this decline reflects the persistently weak national and local New Mexico economies due to high unemployment levels, low consumer confidence, reduced credit availability and weak consumer spending, among other factors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  For the first quarter of 2011 and 2010, the Company’s land sales in Rio Rancho were as follows:
	Three Months Ended July 31,
	2010			2009
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)

Developed
Residential	1.0	$377	$377	2.8	$670	$239
Commercial	-	-	-	-	-	-
Total Developed	1.0	377	377	2.8	670	239
Undeveloped	11.0	447	41	26.0	815	31
Total	12.0	$824	$69	28.8	$1,485	$52

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land in Rio Rancho from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors.  The average gross profit percentage on land sales was 52% for the first quarter of 2011 compared to 57% for the first quarter of 2010, with the variance being attributable to a change in the mix of areas from which undeveloped lots were sold in each period and the effect of indirect costs on the lower revenue base.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services decreased from $30,768,000 for the first quarter of 2010 to $24,236,000 for the same period in 2011.  Magazine publishers, who are the principal customers of these operations, continued to suffer from low advertising revenues and reduced subscription and newsstand sales, which caused some publishers to close magazine titles or seek more favorable terms from Kable or its competitors. As a result of these factors as well as the effect of customer losses, revenues from Kable's Subscription Fulfillment Services operations decreased from $25,127,000 for the first quarter of 2010 to $18,852,000 for the same period of 2011.  Revenues from Kable’s Newsstand Distribution Services operations decreased from $3,205,000 for the first quarter 2010 to $3,114,000 for the same period of 2011 as a result of lower distribution volumes.  Revenues from Kable’s Product Services and Other business segment decreased from $2,436,000 for the first quarter of 2010 to $2,270,000 for the same period of 2011, primarily due to the loss of a customer and lower volumes.  Offsetting these revenue declines, Kable’s operating expenses decreased by $7,280,000, from $27,946,000 for the first quarter of 2010 (90.8% of Media Services revenues) to $20,666,000 for the first quarter of 2011 (85.3% of Media Services revenues), primarily attributable to (i) a $4,275,000 reduction in payroll and benefits costs associated with the decreased revenue as well as efficiencies related to the ongoing project to consolidate the Subscription Fulfillment Services business, which is discussed more fully below and

(ii) a $1,667,000 reduction in facilities and equipment costs, including depreciation, primarily as a result of closure of the Colorado location discussed below.

In 2008, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, which is expected to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  This project is expected to be completed by October 31, 2010.  As of July 31, 2010, the Company had incurred approximately $6,400,000 for capital expenditures and $8,400,000 of non-recurring costs related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company recognized $34,000 and $60,000 of income for first quarters of 2011 and 2010 for certain incentives related to the consolidation project, which were netted against restructuring costs, principally for severance, of $343,000 and $888,000 for the same periods.  As a result, the Company reported net charges to operations of $309,000 and $828,000 related to the consolidation project for the first quarters of 2011 and 2010.  The items of income for incentives and of costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.  As of July 31, 2010 and April 30, 2010, the Company had accruals for future payments related to the consolidation project of $853,000 and $1,982,000, principally for severance and facilities consolidation.  For the first quarter of 2011, cash payments related to the project were $1,438,000 and there were no significant accrual reversals related to the consolidation project.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire.  The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services.  The Company was required to provide insurance for that property of certain of those customers.  Through July 31, 2010, the Company’s insurance carrier had paid $348,000 to customers for lost materials.  The Company has also filed various claims with its insurance provider related to the fire and, through July 31, 2010, the Company had been reimbursed a total of $1,142,000 for property lost in the fire, other expenses of relocation and professional fees.  There were no insurance reimbursements received during the quarter ended July 31, 2010.  As a result of insurance reimbursements received during the quarter ended July 31, 2009, the Company recorded a net gain totaling $162,000 for that quarter. The Company had charges to operations that totaled $7,000 for the first quarter of 2011 related to fire recovery costs.  The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.

Interest and other revenues were $27,000 for the quarter ended July 31, 2010 compared to $204,000 for the same period in the prior year.  The decrease was primarily the result of the sale of certain non-inventory assets in 2010 with no similar sales in 2011.

Real estate commissions and selling expenses were $81,000 in the first quarter of 2010 compared to $80,000 for the same period of 2011.  Other operating expenses increased $185,000 for the quarter ended July 31, 2010 compared to the quarter ended July 31, 2009, primarily due to an increase in real estate taxes on real estate inventory and investment assets in Rio Rancho.

General and administrative costs of Media Services operations were $2,972,000 for the first quarter of 2010 (9.7% of Media Services revenues) versus $2,336,000 for the first quarter of 2011 (9.6% of Media Services revenues), or a decrease of $636,000, primarily due to the lower consulting costs and payroll and benefits as a result of the consolidation project.  Real estate operations and corporate general and administrative expense decreased $131,000 in the first quarter of 2011 compared to the same period in 2010 primarily due to reduced payroll and benefit costs.

The Company’s effective tax rate was 33.3% for the first quarter of 2011 and 34.5% for the same period of 2010.  The decrease in the effective tax rate was attributable to the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit.  The effect of this interest accrual was to reduce the tax benefit associated with the pre-tax loss for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy.  As discussed below, AMREP Southwest finances its operations in part through a loan agreement which matures in December 2010.  As of July 31, 2010, the outstanding principal of this loan was $22,500,000.  AMREP Southwest will be initiating discussions with the bank regarding renewal of this arrangement.  However, there can be no assurance that this facility can be renewed on acceptable terms.  If AMREP Southwest is not able to renew this facility on acceptable terms, or refinance it with another lender, the Company would be forced to seek additional funds by selling assets or issuing equity, which it may not be able to do on favorable terms, if at all.  Also as discussed below, the Company’s Kable Media Services business finances its operations in part through a revolving credit facility which replaced a predecessor revolving credit facility in May 2010.  The Company’s Kable Media Services business also relies on cash flow from operations to fund its working capital requirements, including cash flow made available to it through arrangements with customers and wholesalers that are subject to expiration and renegotiation from time to time.  If AMREP Southwest does not renew or refinance its loan agreement or if certain of Kable Media Services arrangements with customers and wholesalers were terminated or modified to reduce or eliminate that source of working capital funding, it would likely have a material adverse effect on the Company’s overall liquidity.

Cash Flows from Operating Activities

Real estate receivables increased from $1,195,000 at April 30, 2010 to $1,216,000 at July 31, 2010.  A real estate receivable of approximately $901,000 was delinquent at July 31, 2010 and AMREP Southwest has sent a foreclosure notice to the buyer.  Receivables from Media Services operations increased from $33,175,000 at April 30, 2010 to $35,018,000 at July 31, 2010, primarily due to the effect of higher quarter-end billings at July 31, 2010 compared to April 30, 2010.

Real estate inventory was $80,221,000 at July 31, 2010 compared to $80,375,000 at April 30, 2010.  Inventory in the Company’s core real estate market of Rio Rancho decreased from $74,934,000 at April 30, 2010 to $74,775,000 at July 31, 2010, reflecting the net effect of development spending and land sales.  The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses increased from $79,969,000 at April 30, 2010 to $82,247,000 at July 31, 2010, primarily as a result of various factors, including the timing of payments due to publishers and vendors.

Cash Flows from Investing Activities

Capital expenditures totaled $135,000 and $586,000 for the first three months of 2011 and 2010, primarily for expenditures related to the consolidation of the Subscription Fulfillment Services operations.  Subject to the first paragraph above under “Liquidity and Capital Resources”, the Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Cash Flows From Financing Activities

On December 17, 2009, AMREP Southwest (the “Borrower”) entered into a Loan Agreement and a related Promissory Note with a bank (said Loan Agreement and Promissory Note, together, the “ASW Credit Facility”).  The ASW Credit Facility provides for a non-revolving loan in the original principal amount of $22,500,000 due in a single payment on December 16, 2010, subject to mandatory prepayments from a portion of the cash the Borrower may receive from its real estate sales in excess of certain thresholds.  The outstanding principal ($22,500,000 at July 31, 2010) of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.31% at July 31, 2010) plus 3.5%, but not less than 5.0%, and the Borrower is required to maintain a cash reserve with the lender, initially $1,100,000 and always not less than $500,000, to fund the interest payments.  At July 31, 2010, the interest rate was 5.0% and the cash reserve balance was $690,000.  The ASW Credit Facility is secured by a mortgage on certain real property with a book value of $54,336,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

On May 13, 2010, Kable Media Services, Inc. and certain of its subsidiaries (“Kable Media”) entered into a Revolving Credit and Security Agreement with a bank (the “Kable Credit Agreement”), replacing another lender whose facility had matured May 1, 2010.

The Kable Credit Agreement, which matures May 12, 2013, provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon a percentage of the borrowers’ eligible accounts receivable or recent level of accounts receivable collections.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Kable Credit Agreement are being used for Kable’s working capital needs and general business purposes, including the payment of expenses and other costs associated with the consolidation of the Company's Subscription Fulfillment Services business in Florida and, subject to Kable Media’s consolidated fixed charge coverage ratio (as defined) being at a stated level, may be used to provide payments on certain indebtedness due Kable Media’s parent.  Also, up to $3,000,000 of the facility may be borrowed specifically to be used for the payment of accounts payable to one particular customer of the Company’s Newsstand Distribution Services business, with availability within that limit based upon a percentage of the eligible accounts receivable from the distribution of that customer’s periodicals.

The borrowers' obligations under the Kable Credit Agreement are secured by substantially all of their assets other than real property.  The revolving loans under the Kable Credit Agreement may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or three months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At July 31, 2010, outstanding borrowings totaled $641,000 and the interest rate on borrowings was 3.3%.

Each of the Company’s financing facilities requires the borrowers to meet certain covenants.  The borrowers were in compliance with these covenants at July 31, 2010.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of July 31, 2010 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$27,916	$22,669	$290	$900	$4,057
Operating leases and other	7,931	2,666	3,894	1,146	225
Total	$35,847	$25,335	$4,184	$2,046	$4,282

Operating leases and other include $1,279,000 of uncertain tax positions and related accrued interest recorded in accordance with ASC 740 and the remaining 2011 contributions of $660,000 to the Company’s defined benefit retirement plan.  Any additional future defined benefit retirement plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and the requirements (as they may change from time-to-time) of applicable law.  Refer to Notes 8, 11, 12, 16 and 17 to the consolidated financial statements included in the 2010 Form 10-K for additional information on long-term debt, pension contributions, taxes and commitments and contingencies.

Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the 2010 Form 10-K, which could materially affect the Company’s business, financial condition or future results, should be carefully considered.  The risks described in the 2010 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Statement of Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act.  In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors” as well as risks related to the proposed going private transaction described in Part II, "Item 5. Other Information" below.  Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the consolidation project of the Subscription Fulfillment Services business (including the Company’s projected completion date and related severance charges) and, (ii) future financing requirements and the status of negotiations with the Company’s existing real estate lender.  The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has two credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates.  At July 31, 2010, borrowings of $23,141,000 were subject to variable interest rates. Refer to Item 7(A) of the 2010 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk as of the end of the prior year. There was no material change in such information as of July 31, 2010.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3 – Legal Proceedings (“10-K Item 3”) in Part I of the Company’s annual report on Form 10-K for the year ended April 30, 2010, which was filed with the Securities and Exchange Commission on July 21, 2010.

In August 2010, the Court in the civil action entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al., which is referred to in subdivision D of 10-K Item 3, granted the defendants’ motion to dismiss the action, with prejudice, and ordered the case closed with no opportunity for the plaintiffs to amend the complaint to address the insufficiencies found by the Court.  The plaintiffs have since filed a motion, which the defendants will oppose, requesting the Court to reconsider its decision and deny the defendants’ dismissal motion or, at a minimum, grant leave for the plaintiffs to file an amended complaint.

The action entitled Garcia v. Kable Fulfillment Services, Inc. and Kable News Company, Inc., which is referred to in subdivision F of 10-K Item 3, has been settled by the parties, and in August 2010 it was dismissed.  The Company’s employment practices liability insurer covered the cost of the settlement beyond the unapplied retention of the insurance coverage, the amount of which was fully accrued in the Company’s financial statements for the year ended April 30, 2010.

Item 5.    Other Information

On September 8, 2010, the Board of Directors of the Company received a proposal from Nicholas G. Karabots, the beneficial owner of approximately 60% of the Company’s outstanding common stock and the Vice Chairman of the Board of Directors, for a merger transaction in which the remaining stockholders would receive cash consideration of $12.00 per share for their common stock of the Company.  On September 9, 2010, the Company issued a press release describing the proposal, a copy of which is filed as Exhibit 99.1 to this Quarterly Report, and the terms of which are incorporated into this Item 5 by reference. The special committee of the Board of Directors, which is referred to in the press release of September 9, 2010, has retained Ballard Spahr LLP as its counsel and Houlihan Lokey Capital, Inc. as its financial advisor.

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification required pursuant to 18 U.S.C. Section 1350.
99.1	Press Release, dated September 9, 2010, issued by AMREP Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2010	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
32	Certification required pursuant to 18 U.S.C. Section 1350 – Filed herewith.
99.1	Press Release, dated September 9, 2010, issued by AMREP Corporation