Form 10-Q
period 2010-10-31
AMREP CORP.
filed 2010-12-09
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2010

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at November 30, 2010 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	October 31, 2010	April 30, 2010

ASSETS:
Cash and cash equivalents	$37,065	$25,531
Receivables, net:
Real estate operations and corporate	1,239	1,195
Media services operations	27,790	33,175
	29,029	34,370

Income taxes receivable	1,986	2,126
Real estate inventory	80,000	80,375
Investment assets, net	12,504	12,474
Property, plant and equipment, net	29,379	31,174
Intangible and other assets, net	17,224	18,953
Deferred income taxes	2,756	2,613
Goodwill	3,893	3,893
TOTAL ASSETS	$213,836	$211,509

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$76,035	$79,969
Notes payable:
Amounts due within one year	22,657	24,052
Amounts subsequently due	11,586	4,602
	34,243	28,654

Other long-term liabilities	4,314	4,244
Accrued pension cost	12,444	12,075
TOTAL LIABILITIES	127,036	124,942

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	75,695	75,462
Accumulated other comprehensive loss, net	(9,080)	(9,080)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	86,800	86,567
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$213,836	$211,509

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended October 31, 2010 and 2009
(Thousands, except per share amounts)

	2010	2009
REVENUES:
Real estate land sales	$489	$1,670
Media services operations	25,293	30,625
Interest and other	34	38
	25,816	32,333
COSTS AND EXPENSES:
Real estate land sales	408	1,005
Operating expenses:
Media services operations	19,552	26,327
Real estate commissions and selling	68	84
Restructuring and fire recovery costs, net	(15)	1,087
Other	627	912
General and administrative:
Media services operations	2,289	2,867
Real estate operations and corporate	1,203	1,033
Interest expense	470	407
	24,602	33,722
INCOME (LOSS) BEFORE INCOME TAXES	1,214	(1,389)

PROVISION (BENEFIT) FOR INCOME TAXES	483	(404)
NET INCOME (LOSS)	731	(985)

RETAINED EARNINGS, beginning of period	74,964	83,886
RETAINED EARNINGS, end of period	75,695	82,901

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$0.12	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Six Months Ended October 31, 2010 and 2009
(Thousands, except per share amounts)

	2010	2009
REVENUES:
Real estate land sales	$1,313	$3,155
Media services operations	49,529	61,393
Interest and other	61	242
	50,903	64,790
COSTS AND EXPENSES:
Real estate land sales	807	1,647
Operating expenses:
Media services operations	40,218	54,273
Real estate commissions and selling	148	165
Restructuring and fire recovery costs, net	301	1,753
Other	1,251	1,351
General and administrative:
Media services operations	4,625	5,839
Real estate operations and corporate	2,193	2,154
Interest expense	893	609
	50,436	67,791
INCOME (LOSS) BEFORE INCOME TAXES	467	(3,001)

PROVISION (BENEFIT) FOR INCOME TAXES	234	(960)
NET INCOME (LOSS)	233	(2,041)

RETAINED EARNINGS, beginning of period	75,462	84,942
RETAINED EARNINGS, end of period	75,695	82,901

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$0.04	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended October 31, 2010 and 2009
(Thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$233	$(2,041)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,096	5,041
Non-cash credits and charges:
Pension accrual	369	266
Provision for (recoveries of) doubtful accounts	(236)	(18)
Loss on disposition of assets, net	8	15
Changes in assets and liabilities:
Receivables	5,577	(6,962)
Income taxes receivable	140	(551)
Real estate inventory and investment assets	345	(405)
Intangible and other assets	718	(26)
Accounts payable and accrued expenses	(3,934)	14,398
Deferred income taxes and other long-term liabilities	(73)	(583)
Total adjustments	6,010	11,175
Net cash provided by operating activities	6,243	9,134
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(298)	(645)
Net cash used in investing activities	(298)	(645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	17,938	13,491
Principal debt payments	(12,349)	(20,617)
Proceeds from the State of Florida	-	3,000
Net cash provided by (used in) financing activities	5,589	(4,126)
INCREASE IN CASH AND CASH EQUIVALENTS	11,534	4,363
CASH AND CASH EQUIVALENTS, beginning of period	25,531	29,018

CASH AND CASH EQUIVALENTS, end of period	$37,065	$33,381

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$957	$565
Income taxes paid – net of refunds	$165	$72
Non-cash transactions:
Transfer to real estate inventory from receivables	$-	$1,040
Transfer to real estate investment assets from receivables	$-	$1,117

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Six Months Ended October 31, 2010 and 2009

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Registrant” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The Company, through its subsidiaries, is primarily engaged in four business segments: the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”), the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), and the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services”).

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2011 and 2010 are to the fiscal years ending April 30, 2011 and 2010 and all references to the second quarter and first six months of 2011 and 2010 mean the fiscal three and six month periods ended October 31, 2010 and 2009.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2010, which was filed with the SEC on July 21, 2010 (the “2010 Form 10-K”).  Certain 2010 balances in these financial statements have been reclassified to conform to the current year presentation.

(2)           Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	October 31, 2010	April 30, 2010
Real estate operations and corporate:
Mortgage notes and other receivables	$1,276	$1,266
Less allowance for doubtful accounts	(37)	(71)
	$1,239	$1,195
Media services operations:
Subscription Fulfillment Services	$16,928	$17,727
Newsstand Distribution Services, net of estimated returns	9,068	14,112
Product Services and Other	2,324	2,165
	28,320	34,004
Less allowance for doubtful accounts	(530)	(829)
	$27,790	$33,175

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $49,358,000 at October 31, 2010 and $48,008,000 at April 30, 2010.  In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement.  Accounts receivable subject to this arrangement ($18,723,000 at October 31, 2010 and $15,840,000 at April 30, 2010) were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3)	Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	October 31, 2010	April 30, 2010
Land held for long-term investment	$12,011	$11,981

Other	753	794
Less accumulated depreciation	(260)	(301)
	493	493
	$12,504	$12,474

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale and, as such, is no longer being depreciated.

(4)       Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	October 31,	April 30,
	2010	2010
Land, buildings and improvements	$29,023	$29,144
Furniture and equipment	30,984	40,567
	60,007	69,711
Less accumulated depreciation	(30,628)	(38,537)
	$29,379	$31,174

(5)        Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	October 31, 2010		April 30, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,666	$1,547	$1,666	$1,356
Deferred order entry costs	2,072	-	2,772	-
Prepaid expenses	3,374	-	3,661	-
Customer contracts and relationships	15,000	4,736	15,000	4,112
Other	2,060	665	2,042	720
	$24,172	$6,948	$25,141	$6,188

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

 (6)           Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	October 31, 2010	April 30, 2010
Publisher payables, net	$64,239	$64,803
Accrued expenses	4,327	5,643
Trade payables	2,847	3,311
Other	4,622	6,212
	$76,035	$79,969

Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $18,723,000 and $15,840,000 of accounts receivable against the related accounts payable at October 31, 2010 and April 30, 2010 (see Note 2).

 (7)           Notes Payable

Notes payable consist of the following (in thousands):

	October 31, 2010	April 30, 2010
Notes payable:
Credit facilities: Real estate operations and other	$22,500	$22,500
Media services operations	7,020	1,354
Other notes payable	4,723	4,800
	$34,243	$28,654

AMREP Southwest (the “Borrower”) has a Loan Agreement and a related Promissory Note with a bank (said Loan Agreement and Promissory Note, together, the “ASW Credit Facility”).  The ASW Credit Facility provides for a non-revolving loan in the original principal amount of $22,500,000 due in a single payment on December 16, 2010, subject to mandatory prepayments from a portion of the cash the Borrower may receive from its real estate sales in excess of certain thresholds.  The outstanding principal ($22,500,000 at October 31, 2010) of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.25375% at October 31, 2010) plus 3.5%, but not less than 5.0%, and the Borrower is required to maintain a cash reserve with the lender, initially $1,100,000 and always not less than $500,000, to fund the interest payments.  At October 31, 2010, the interest rate was 5.0% and the cash reserve balance was $653,000.  The ASW Credit Facility is secured by a mortgage on certain real property with a book value of $54,500,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.  AMREP Southwest is in discussions with the bank regarding renewal of this arrangement, but there can be no assurance that this facility can be renewed on acceptable terms.  If AMREP Southwest is unable to renew this facility, it would not have sufficient funds to satisfy its obligation to the bank, and the Company would be forced to seek either replacement financing or other sources of capital, such as by selling assets or issuing equity, which replacement financing or other sources of capital might not be available on acceptable terms.

In May 2010, Media Services entered into a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Agreement”), replacing another lender whose facility had matured May 1, 2010.  The Media Services Credit Agreement, which matures May 12, 2013, provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Agreement are being used for Media Services working capital needs and general business purposes and, subject to Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due Palm Coast’s parent.  Also, up to $3,000,000 of the facility may be borrowed specifically to be used for the payment of accounts payable to one particular customer of the Company’s Newsstand Distribution Services business, with availability within that limit based upon a percentage of the eligible accounts receivable from the distribution of that customer’s periodicals.

The borrowers' obligations under the Media Services Credit Agreement are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Agreement may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At October 31, 2010, borrowings totaled $7,020,000 and the interest rate on these borrowings was 3.25%.

Each of the Company’s financing facilities requires the borrowers to meet certain covenants.

Other notes payable consist of equipment financing loans with maturity dates through April 2014 with an average interest rate of 7.46% and a mortgage note payable on a warehouse with a maturity date of February 2018 with an interest rate of 6.35%.

Interest expense in the accompanying financial statements is shown net of interest capitalized.  Interest capitalized was $75,000 in the first quarter of 2010.  There was no interest capitalized in 2011 or the second quarter of 2010.

(8)	Taxes

Unrecognized tax benefits were $851,000 at October 31, 2010 and April 30, 2010.  As a result of either the expiration of statutes of limitations or the recognition or measurement considerations under the Accounting Standards Codification (“ASC”) 740, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

(9)	Fair Value Measurements

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. All nonfinancial instruments are excluded from these disclosure requirements. The following methods and assumptions are used in estimating fair value disclosure for financial instruments.

The carrying amounts of cash and cash equivalents, media services trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $1,069,000 and $1,238,000 versus carrying amounts of $1,074,000 and $1,243,000 at October 31, 2010 and April 30, 2010.  The estimated fair value of the Company’s long-term, fixed-rate notes payable was $5,180,000 and $6,648,000 versus carrying amounts of $4,723,000 and $6,154,000 at October 31, 2010 and April 30, 2010.

(10)      Restructuring and Fire Recovery Costs

In 2008, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida. This project is intended to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  The project was substantially complete at October 31, 2010.  Through October 31, 2010, the Company had incurred approximately $8,300,000 of non-recurring costs and $6,515,000 for capital expenditures related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company incurred restructuring costs of $123,000 and $524,000 for the three and six months ended October 31, 2010 and recognized $196,000 and $288,000 of income for incentives and other reimbursements related to the consolidation project for the same periods.  As a result, the Company reported a net credit to operations for the three months ended October 31, 2010 of $73,000 and a net charge to operations of $236,000 related to the consolidation project for the six months ended October 31, 2010.  For the same periods last year, the Company reported net charges to operations of $1,064,000 and $1,892,000.  The items of income for incentives and of costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.  As of October 31, 2010 and April 30, 2010, the Company had accruals for future payments related to the consolidation project of $405,000 and $1,982,000, principally for severance and facilities consolidation.  For the three and six months ended October 31, 2010, cash payments related to the project were $375,000 and $1,813,000.  There were no significant accrual reversals related to the consolidation project during the six months ended October 31, 2010.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the consolidation project.  The Award Agreement requires Palm Coast to achieve certain objectives in terms of job retention, job creation and capital investment through December 31, 2012; if the objectives are not met, Palm Coast may be required to return a portion, or all, of the $3,000,000.  Accordingly, the full amount of the award has been recorded as a long term liability until such time that Palm Coast is irrevocably entitled to retain the award, at which time the award would be amortized into income over the lives of the assets acquired with the grant monies received.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire.  The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services.  The Company was required to provide insurance for that property of certain of those customers.  Through October 31, 2010, the Company’s insurance carrier had paid $348,000 to customers for lost materials.  The Company has also filed various claims with its insurance provider related to the fire and, through October 31, 2010, the Company had been reimbursed a total of $1,142,000 for property lost in the fire, other expenses of relocation and professional fees. There were no insurance reimbursements received during the three and six month periods ended October 31, 2010.  The Company had charges to operations that totaled $58,000 and $65,000 for the three and six month periods ended October 31, 2010 related to fire recovery costs, principally for legal costs.  The Company recorded charges of $23,000 in the second quarter of the prior year and, as a result of insurance reimbursements received during the first quarter of that year, the Company recorded a net gain totaling $139,000 for the six month period ended October 31, 2009.    The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.

(11)	Information About the Company’s Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2010 and 2009 (in thousands):

	Real Estate Operations	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Corporate and Other	Consolidated
Three months ended October 31, 2010 (a):
Revenues	$586	$19,572	$2,886	$2,835	$(63)	$25,816

Net income (loss)	(894)	1,237	165	119	104	731
Provision (benefit) for income taxes	(448)	663	147	69	52	483
Interest expense (income), net (b)	335	568	(271)	23	(185)	470
Depreciation and amortization	21	1,246	182	66	37	1,552
EBITDA (c)	$(986)	$3,714	$223	$277	$8	$3,236

Capital expenditures	$-	$150	$-	$13	$-	$163

	Real Estate Operations	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Corporate and Other	Consolidated
Three months ended October 31, 2009 (a):
Revenues	$1,765	$24,230	$3,595	$2,799	$(56)	$32,333

NNet income (loss)	(716)	(1,261)	615	86	291	(985)
Provision (benefit) for income taxes	(330)	(657)	392	53	138	(404)
Interest expense (income), net (b)	207	691	(332)	25	(184)	407
Depreciation and amortization	26	2,225	149	56	38	2,494
EBITDA (c)	$(813)	$998	$824	$220	$283	$1,512

Capital expenditures	$-	$130	$-	$-	$-	$130

Six months ended October 31, 2010 (a):
Revenues	$1,499	$38,423	$6,000	$5,105	$(124)	$50,903

Net income (loss)	(1,566)	758	585	88	368	233
Provision (benefit) for income taxes	(822)	381	429	51	195	234
Interest expense (income), net (b)	667	1,184	(631)	46	(373)	893
Depreciation and amortization	42	2,534	325	120	75	3,096
EBITDA (c)	$(1,679)	$4,857	$708	$305	$265	$4,456

Capital expenditures	$-	$285	$-	$13	$-	$298

Six months ended October 31, 2009 (a):
Revenues	$3,511	$49,357	$6,800	$5,235	$(113)	$64,790

Net income (loss)	(796)	(2,739)	875	90	529	(2,041)
Provision (benefit) for income taxes	(343)	(1,525)	583	55	270	(960)
Interest expense (income), net (b)	249	1,249	(561)	41	(369)	609
Depreciation and amortization	52	4,526	278	110	75	5,041
EBITDA (c)	$(838)	$1,511	$1,175	$296	$505	$2,649

Capital expenditures	$-	$609	$15	$11	$10	$645

(a)	Revenue information provided for each segment includes amounts grouped as Interest and other in the accompanying statements of operations.
(b)	Interest expense (income), net includes inter-segment interest income that is eliminated in consolidation.
(c)
The Company uses EBITDA (which the Company defines as income before interest expense, net, income taxes and depreciation and amortization) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition
                and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in four business segments: the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”), the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), and the Newsstand Distribution Services business and the Product Services and

Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services”).

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2010 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2011 and 2010 are to the fiscal years ending April 30, 2011 and 2010 and all references to the second quarter and first six months of 2011 and 2010 mean the fiscal three and six month periods ended October 31, 2010 and 2009.

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

The significant accounting policies of the Company are described in Note 1 to the 2010 consolidated financial statements contained in the 2010 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2010 consolidated financial statements.  The Company did not adopt any accounting policy in the second quarter or first six months of 2011 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the second quarter of 2011, the Company had net income of $731,000, or $0.12 per share, compared to a net loss of $985,000, or $0.16 per share, for the second quarter of 2010.  For the first six months of 2011, the Company had net income of $233,000, or $0.04 per share, compared to a net loss of $2,041,000, or $0.34 per share, for the same period of 2010.  Revenues were $25,816,000 and $50,903,000 in the second quarter and first six months of 2011 compared to $32,333,000 and $64,790,000 for the same periods of the prior year.

Revenues from land sales at AMREP Southwest were $489,000 and $1,313,000 the three and six month periods ended October 31, 2010 compared to $1,670,000 and $3,155,000 for the same periods of the prior year.  Results for all periods were substantially lower than the Company has historically experienced in its principal market of Rio Rancho, New Mexico, due to a prolonged severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas.  The Company believes that this decline reflects the persistently weak national and local New Mexico economies due to high unemployment levels, low consumer confidence, reduced credit availability and weak consumer spending, among other factors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  For the second quarter and first half of 2011 and 2010, the Company’s land sales in Rio Rancho were as follows:

	Fiscal 2011					Fiscal 2010
	Acres Sold	Revenues (in 000s)			Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	1.4	$429			$306	2.4	$775	$323
Commercial	-	35	[a	]	-	1.7	895	526
Total Developed	1.4	464			306	4.1	1,670	407
Undeveloped	0.8	25			31	-	-	-
Total	2.2	$489			$222	4.1	$1,670	$407
Six months:
Developed
Residential	2.4	$806			$336	5.2	$1,445	$278
Commercial	-	35	[a	]	-	1.7	895	526
Total Developed	2.4	841			336	6.9	2,340	339
Undeveloped	11.7	472			40	26.0	815	31
Total	14.1	$1,313			$91	32.9	$3,155	$96

[a] Revenues recognized under the Cost Recovery method of sales for real estate.  Acres sold were recognized in a prior period.

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land in Rio Rancho from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors.  The average gross profit percentage on land sales was 15% and 38% for the second quarter and first six months of 2011 compared to 40% and 48% for the same periods in 2010, with the variance being attributable to a change in the mix of areas from which undeveloped lots were sold in each period and the disproportionate effect of indirect costs on the lower revenue base in 2011.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services operations decreased from $30,625,000 and $61,393,000 for the second quarter and first six months of 2010 to $25,293,000 and $49,529,000 for the same periods in 2011. Magazine publishers, who are the principal customers of these operations, have continued to suffer from low advertising revenues and reduced subscription and newsstand sales, which has caused some publishers to close magazine titles or seek more favorable terms from Palm Coast and Kable and their competitors. As a consequence of these factors and customer losses, revenues from Subscription Fulfillment Services operations decreased from $24,230,000 and $49,357,000 for the second quarter and first six months of 2010 to $19,572,000 and $38,423,000 for the same periods of 2011, while revenues from Kable’s Newsstand Distribution Services operations decreased from $3,595,000 and $6,800,000 for the second quarter and first six months of 2010 to $2,886,000 and $6,000,000 for the same periods of 2011 as a result of lower magazine distribution volumes and reduced sales percentages.  Revenues from Kable’s Product Services and Other business segment increased from $2,799,000 for the second quarter of 2010 to $2,835,000 for the same period of 2011 and decreased from $5,235,000 for the first six months of 2010 to $5,105,000 for the same period of 2011.

Operating expenses for all Media Services businesses were $19,552,000 and $40,218,000 (77.3% and 81.2% of related revenues) for the three and six month periods ended October 31, 2010 compared to $26,327,000 and $54,273,000 (86.0% and 88.4% of related revenues) for the same periods last year.  The decreases for the second quarter and first six months of 2011 from the same periods in 2010 was primarily due to (i) decreases of $3,827,000 and $8,238,000 for the three and six month periods related to payroll and benefits costs associated with the decreased revenue as well as from efficiencies achieved in the Company’s consolidation of its Subscription Fulfillment Services business, which is discussed in the following paragraph, and (ii) decreases of $1,772,000 and $3,465,000 for the three and six month periods related to facilities and equipment costs, including depreciation, primarily as a result of closure of the Subscription Fulfillment Services locations discussed below.

In 2008, the Company announced a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida. This project is intended to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  The project was substantially complete at October 31, 2010.  Through October 31, 2010, the Company had incurred approximately $8,300,000 of non-recurring costs and $6,515,000 for capital expenditures related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company incurred restructuring costs of $123,000 and $524,000 for the three and six months ended October 31, 2010 and recognized $196,000 and $288,000 of income for incentives and other reimbursements related to the consolidation project for the same periods.  As a result, the Company reported a net credit to operations for the three months ended October 31, 2010 of $73,000 and a net charge to operations of $236,000 related to the consolidation project for the six months ended October 31, 2010.  For the same periods last year, the Company reported net charges to operations of $1,064,000 and $1,892,000.  The items of income for incentives and of costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.  As of October 31, 2010 and April 30, 2010, the Company had accruals for future payments related to the consolidation project of $405,000 and $1,982,000, principally for severance and facilities consolidation.  For the three and six months ended October 31, 2010, cash payments related to the project were $375,000 and $1,813,000.  There were no significant accrual reversals related to the consolidation project during the six months ended October 31, 2010.

Interest and other revenues were $34,000 and $61,000 for the three and six month periods ended October 31, 2010 compared to $38,000 and $242,000 for the same periods last year.  The decrease in the six month period was primarily the result of the sale of certain non-inventory assets in 2010 with no similar sales in 2011.

Real estate commissions and selling expenses were $68,000 and $148,000 for the three and six month periods ended October 31, 2010 compared to $84,000 and $165,000 in the prior year. The reduced real estate commissions and selling expenses reflected the lower sales volumes in 2011.

Other operating expenses were $627,000 and $1,251,000 for the three and six month periods ended October 31, 2010 compared to $912,000 and $1,351,000 for the same periods last year. The reduced other operating expenses were primarily due to lower real estate taxes as the Company recognized additional tax expense during the second quarter of 2010 that was related to the period January through October 2009 due to notices of increases in valuations and mil levy rates received during that quarter.

General and administrative costs of Media Services operations were $2,289,000 and $4,625,000 (9.0% and 9.3% of related revenues) for the three and six month periods ended October 31, 2010 compared to $2,867,000 and $5,839,000 (9.4% and 9.5% of related revenues) for the same periods last year.  The reduced costs for the three and six month periods ended October 31, 2010 were primarily due to lower consulting costs, payroll and benefits as a result of the consolidation project.

Real estate operations and corporate general and administrative expense increased $170,000 and $39,000 for the three and six month periods ended October 31, 2010 compared to the same periods last year, primarily due to costs incurred in connection with the evaluation of a “going private” proposal that was submitted to the Company by a major shareholder and subsequently withdrawn.

The Company’s effective tax rate was 40.0% and 50.0% for the three and six months ended October 31, 2010 compared to a tax benefit rate of 29.1% and 32.0% for the same periods in the prior year.  These increases were attributable to the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit.  The effect of this interest accrual for both the three and six month periods was to increase the tax provision associated with the pre-tax income in 2011 and reduce the tax benefit associated with the pre-tax loss in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy.  As discussed below, AMREP Southwest finances its operations in part through a loan agreement (defined below as the ASW Credit Facility) which matures December 16, 2010.  As of October 31, 2010, the outstanding principal of this loan was $22,500,000.  AMREP Southwest is in discussions with the bank regarding renewal of this arrangement, but there can be no assurance that this facility can be renewed on acceptable terms.  If AMREP Southwest is unable to renew this facility, it would not have sufficient funds to satisfy its obligation to the bank, and the Company would be forced to seek either replacement financing or other sources of capital, such as by selling assets or issuing equity, which replacement financing or other sources of capital might not be available on acceptable terms.  Also as discussed below, the Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Agreement).  The Company’s Media Services businesses also rely on cash flow from operations to fund their working capital requirements, including cash flow made available through arrangements with customers and wholesalers that are subject to expiration and renegotiation from time to time.  If AMREP Southwest does not renew its loan agreement or if certain of Media Services arrangements with customers and wholesalers were terminated or modified to reduce or eliminate that source of working capital funding, it would have a material adverse effect on the Company’s overall liquidity.

As a result of the cessation of certain of the Company’s fulfillment services operations in connection with the consolidation project (see Results of Operations discussion above), more than 20 percent of the total number of the Company’s employees who were active participants in the Company’s defined benefit Retirement Plan were separated from employment.  In accordance with Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company has informed the Pension Benefit Guaranty Corporation (the “PBGC”) of this occurrence and requested the PBGC to determine the resulting liability, if any, under ERISA, and is awaiting the PBGC’s response. Depending on the PBGC’s determination, the Company may be required to accelerate the funding of certain accrued pension related obligations by placing an amount in escrow or by furnishing a bond to the PBGC to insure payment of any liability amount, or the Company and the PBGC may enter into an alternative arrangement with respect to any such liability; however, the amount of any liability and any arrangement for the payment of such liability cannot be reasonably estimated, but it could be material to the Company.

Cash Flows from Operating Activities

Real estate receivables increased from $1,195,000 at April 30, 2010 to $1,239,000 at October 31, 2010.  A real estate receivable of approximately $901,000 was delinquent at October 31, 2010, and AMREP Southwest is in foreclosure proceedings with the buyer.  Receivables from Media Services operations decreased from $33,175,000 at April 30, 2010 to $27,790,000 at October 31, 2010, primarily due to the timing of collections and lower distribution volumes.

Real estate inventory was $80,000,000 at October 31, 2010 compared to $80,375,000 at April 30, 2010.  Inventory in the Company’s core real estate market of Rio Rancho decreased from $74,934,000 at April 30, 2010 to $74,554,000 at October 31, 2010, reflecting the net effect of development spending and land sales.  The balance of real estate inventory consisted of properties in Colorado.

Intangible and other assets decreased from $18,953,000 at April 30, 2010 to $17,224,000 at October 31, 2010 reflecting the normal amortization of those assets.

Accounts payable and accrued expenses decreased from $79,969,000 at April 30, 2010 to $76,035,000 at October 31, 2010 partly due to the timing of payments due to publishers and vendors.

Cash Flows from Investing Activities

Capital expenditures totaled $298,000 and $645,000 for the first six months of 2011 and 2010, primarily for expenditures related to the consolidation of the Subscription Fulfillment Services operations.  Subject to the first paragraph above under “Liquidity and Capital Resources”, which describes a material uncertainty with respect to the renewal of the AMREP Southwest loan agreement which matures on December 16, 2010, the Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Cash Flows From Financing Activities

As noted above, AMREP Southwest (the “Borrower”) has a Loan Agreement and a related Promissory Note with a bank (said Loan Agreement and Promissory Note, together, the “ASW Credit Facility”).  The ASW Credit Facility provides for a non-revolving loan in the original principal amount of $22,500,000 due in a single payment on December 16, 2010, subject to mandatory prepayments from a portion of the cash the Borrower may receive from its real estate sales in excess of certain thresholds.  The outstanding principal ($22,500,000 at October 31, 2010) of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.25375% at October 31, 2010) plus 3.5%, but not less than 5.0%, and the Borrower is required to maintain a cash reserve with the lender, initially $1,100,000 and always not less than $500,000, to fund the interest payments.  At October 31, 2010, the interest rate was 5.0% and the cash reserve balance was $653,000.  The ASW Credit Facility is secured by a mortgage on certain real property with a book value of $54,500,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

In May 2010, Media Services entered into a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Agreement”), replacing another lender whose facility had matured May 1, 2010.  The Media Services Credit Agreement, which matures May 12, 2013, provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Agreement are being used for Media Services working capital needs and general business purposes and, subject to Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due Palm Coast’s parent.  Also, up to $3,000,000 of the facility may be borrowed specifically to be used for the payment of accounts payable to one particular customer of the Company’s Newsstand Distribution Services business, with availability within that limit based upon a percentage of the eligible accounts receivable from the distribution of that customer’s periodicals.

The borrowers' obligations under the Media Services Credit Agreement are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Agreement may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At October 31, 2010, borrowings totaled $7,020,000 and the interest rate on these borrowings was 3.25%.

Each of the Company’s financing facilities requires the borrowers to meet certain covenants.  The borrowers were in compliance with these covenants at October 31, 2010.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of October 31, 2010 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$34,243	$22,657	$7,305	$256	$4,025
Operating leases and other	7,101	2,251	4,099	601	150
Total	$41,344	$24,908	$11,404	$857	$4,175

Operating leases and other include $1,314,000 of uncertain tax positions and related accrued interest recorded in accordance with ASC 740 and the remaining 2011 contributions of $440,000 to the Company’s defined benefit retirement plan.  Any additional future defined benefit retirement plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and the requirements (as they may change from time-to-time) of applicable law.  Refer to Notes 8, 11, 12, 16 and 17 to the consolidated financial statements included in the 2010 Form 10-K for additional information on long-term debt, pension contributions, taxes and commitments and contingencies.

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

Statement of Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act.  In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”.  Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  The forward-looking statements contained in this report include, but are not limited to, statements regarding future financing requirements and the status of negotiations with the Company’s existing real estate lender.  The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has two credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates.  At October 31, 2010, borrowings of $29,520,000 were subject to variable interest rates. Refer to Item 7(A) of the 2010 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk as of the end of the prior fiscal year.  There was no material change in such information as of October 31, 2010.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3 – Legal Proceedings (“10-K Item 3”) in Part I of the Company’s 2010 Form 10-K.

In the lawsuit entitled Haan, etc. v. Kable News Company, Inc., et al, which is referred to in subdivision A of 10-K Item 3, plaintiff, subsequent to the dismissal of its complaint against Kable News Company, Inc. (“Kable News”), has filed an amended complaint against Kable News which also includes the Company and two other subsidiaries of the Company as defendants.  In the amended complaint, plaintiff has essentially restated the original dismissed claims against Kable News for negligence and willful and wanton misconduct and has added a claim for intentional acts.  The amended complaint contains substantially the same negligence and intentional acts claims against the Company and two of its other subsidiaries.  The amended complaint also adds as a defendant an engineering company claiming that this defendant was negligent in issuing a report that concluded that applicable building codes permitted the sprinkler system that serviced the building that was destroyed in the fire to be inactive.  The defendant engineering company has filed counterclaims for contribution against Kable News, the Company and the two other subsidiaries of the Company.  Additionally, the defendant temporary staffing company has filed a counterclaim against Kable News for implied indemnity for any liability it may be found to have to the plaintiff as well as counterclaims for contribution against the Company and its two other subsidiaries.  Kable News, the Company and the Company’s other subsidiaries have moved to dismiss these claims on various grounds.

In the lawsuit entitled Alpinist, et al v. Haan, et al which is referred to in subdivision B of 10-K Item 3, defendant Haan has filed third party claims seeking contribution on grounds similar to those claimed in the amended complaint in Haan referred to above against Kable News, the Company, and two other subsidiaries of the Company.  Haan has also brought a contribution claim charging negligence by the engineering company that issued a report that concluded that applicable building codes permitted the sprinkler system that serviced the building that was destroyed in the fire to be inactive.  The defendant engineering company has filed counterclaims for contribution against Kable News, the Company and the two other subsidiaries of the Company.  Additionally, the defendant temporary staffing company has filed a counterclaim against Kable News for implied indemnity for any liability it may be found to have to the plaintiffs as well as counterclaims for contribution against the Company and its two other subsidiaries.  Kable News, the Company and the Company’s other subsidiaries have moved to dismiss these claims on various grounds.

The November 2010 scheduled hearing in the Nest, LLC arbitration proceeding referred to in subdivision C of 10-K Item 3 is being deferred as discovery has yet to be completed.  A new date for the hearing has yet to be scheduled.

On October 25, 2010, the Court in the civil action entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al., which is referred to in subdivision D of 10-K Item 3, denied the plaintiffs’ motion referred to in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, filed on September 10, 2010, in which plaintiffs requested the Court to reconsider its decision granting the defendants’ dismissal motion or, at a minimum, to grant leave for the plaintiffs to file an amended complaint.  Plaintiffs have since filed a Notice of Appeal of the Court’s action in the United States Court of Appeals for the Second Circuit.

In connection with a going private transaction proposed by the Company’s largest stockholder, Nicholas G. Karabots, announced on September 9, 2010, two lawsuits were filed against the Company and its directors.  The first case George Fassuliotis v. Nicholas G. Karabots, Edward B. Cloues, Lonnie A. Coombs, Albert V. Russo, Samuel M. Seidman, James Wall, Jonathan B. Weller and AMREP Corporation ("Fassuliotis") was filed on September 15, 2010 in the Superior Court of New Jersey in Mercer County, New Jersey by George Fassuliotis claiming that the defendants breached their fiduciary duties to the shareholders and seeking damages and an injunction against the proposed transaction.  The second case Jerome L. Trojan v. AMREP Corporation, Nicholas G. Karabots, Edward B. Cloues, Lonnie A. Coombs, Albert V. Russo, Samuel M. Seidman, James Wall and Jonathan B. Weller ("Trojan") was filed on September 22, 2010 in the same court as Fassuliotis by Jerome L. Trojan making similar claims and seeking similar relief as in the Fassuliotis case.  Subsequent to the stockholder’s withdrawal of his going private offer, the Trojan case was dismissed by the court on December 2, 2010 by reason of the plaintiff delivering a Notice of Voluntary Dismissal Without Prejudice.  The Company expects the Fassuliotis case also to be dismissed in the near future.

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.4	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification required pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2010	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.4	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
32	Certification required pursuant to 18 U.S.C. Section 1350 – Filed herewith.