Form 10-Q
period 2011-01-31
AMREP CORP.
filed 2011-03-07
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 2011

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at February 28, 2011 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	January 31, 2011	April 30, 2010

ASSETS:
Cash and cash equivalents	$31,721	$25,531
Receivables, net:
Real estate operations and corporate	1,191	1,195
Media services operations	25,874	33,175
	27,065	34,370

Income taxes receivable	1,923	2,126
Real estate inventory	80,127	80,375
Investment assets, net	12,503	12,474
Property, plant and equipment, net	28,816	31,174
Intangible and other assets, net	16,625	18,953
Deferred income taxes	2,768	2,613
Goodwill	3,893	3,893
TOTAL ASSETS	$205,441	$211,509

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$74,043	$79,969
Notes payable:
Amounts due within one year	22,615	24,052
Amounts subsequently due	4,785	4,602
	27,400	28,654

Other long-term liabilities	3,550	4,244
Accrued pension cost	12,367	12,075
TOTAL LIABILITIES	117,360	124,942

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	76,976	75,462
Accumulated other comprehensive loss, net	(9,080)	(9,080)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	88,081	86,567
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$205,441	$211,509

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended January 31, 2011 and 2010
(Thousands, except per share amounts)

	2011	2010
REVENUES:
Real estate land sales	$257	$479
Media services operations	23,570	28,412
Interest and other	19	25
	23,846	28,916
COSTS AND EXPENSES:
Real estate land sales	237	564
Operating expenses:
Media services operations	19,238	24,765
Real estate commissions and selling	18	89
Restructuring and fire recovery costs, net	97	1,247
Other	(241)	601
General and administrative:
Media services operations	2,264	2,891
Real estate operations and corporate	1,062	1,105
Interest expense	477	499
	23,152	31,761
INCOME (LOSS) BEFORE INCOME TAXES	694	(2,845)

PROVISION (BENEFIT) FOR INCOME TAXES	(587)	(2,124)
NET INCOME (LOSS)	1,281	(721)

RETAINED EARNINGS, beginning of period	75,695	82,901
RETAINED EARNINGS, end of period	$76,976	$82,180

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$0.21	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Nine Months Ended January 31, 2011 and 2010
(Thousands, except per share amounts)

	2011	2010
REVENUES:
Real estate land sales	$1,570	$3,634
Media services operations	73,099	89,805
Interest and other	80	267
	74,749	93,706
COSTS AND EXPENSES:
Real estate land sales	1,044	2,211
Operating expenses:
Media services operations	59,456	79,038
Real estate commissions and selling	166	254
Restructuring and fire recovery costs, net	398	3,000
Other	1,010	1,952
General and administrative:
Media services operations	6,889	8,730
Real estate operations and corporate	3,255	3,259
Interest expense	1,370	1,108
	73,588	99,552
INCOME (LOSS) BEFORE INCOME TAXES	1,161	(5,846)

PROVISION (BENEFIT) FOR INCOME TAXES	(353)	(3,084)
NET INCOME (LOSS)	1,514	(2,762)

RETAINED EARNINGS, beginning of period	75,462	84,942
RETAINED EARNINGS, end of period	$76,976	$82,180

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$0.25	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2011 and 2010
(Thousands)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,514	$(2,762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,534	7,810
Non-cash credits and charges:
Pension accrual	292	759
Provision for (recoveries of) doubtful accounts	(267)	(746)
Loss on disposition of assets, net	15	15
Changes in assets and liabilities:
Receivables	7,572	(4,442)
Income taxes receivable	203	(1,028)
Real estate inventory and investment assets	219	(178)
Intangible and other assets	861	468
Accounts payable and accrued expenses	(5,926)	6,566
Deferred income taxes and other long-term liabilities	(849)	(1,974)
Total adjustments	6,654	7,250
Net cash provided by operating activities	8,168	4,488
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(724)	(1,004)
Net cash used in investing activities	(724)	(1,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	27,273	21,106
Principal debt payments	(28,527)	(30,175)
Proceeds from the State of Florida	-	3,000
Net cash used in financing activities	(1,254)	(6,069)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,190	(2,585)
CASH AND CASH EQUIVALENTS, beginning of period	25,531	29,018

CASH AND CASH EQUIVALENTS, end of period	$31,721	$26,433

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$1,416	$1,064
Income taxes paid (refunded), net	$292	$(83)
Non-cash transactions:
Transfer to real estate inventory from receivables	$-	$1,040
Transfer to real estate investment assets from receivables	$-	$1,117

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nine Months Ended January 31, 2011 and 2010

(1)        Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Registrant” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The Company, through its subsidiaries, is primarily engaged in four business segments: the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”), the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), and the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services” or “Media services”).

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2011 and 2010 are to the fiscal years ending April 30, 2011 and 2010 and all references to the third quarter and first nine months of 2011 and 2010 mean the fiscal three and nine month periods ended January 31, 2011 and 2010.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2010, which was filed with the SEC on July 21, 2010 (the “2010 Form 10-K”).  Certain 2010 balances in these financial statements have been reclassified to conform to the current year presentation.

(2)        Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	January 31, 2011	April 30, 2010
Real estate operations and corporate:
Mortgage notes and other receivables	$1,228	$1,266
Less allowance for doubtful accounts	(37)	(71)
	$1,191	$1,195
Media services operations:
Subscription Fulfillment Services	$16,872	$17,727
Newsstand Distribution Services, net of estimated returns	7,450	14,112
Product Services and Other	2,051	2,165
	26,373	34,004
Less allowance for doubtful accounts	(499)	(829)
	$25,874	$33,175

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $45,545,000 at January 31, 2011 and $48,008,000 at April 30, 2010.  In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement.  Accounts receivable subject to this arrangement ($24,835,000 at January 31, 2011 and $15,840,000 at April 30, 2010) were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3)	Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	January 31,	April 30,
	2011	2010
Land held for long-term investment	$12,010	$11,981

Other	753	794
Less accumulated depreciation	(260)	(301)
	$12,503	$12,474

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale and, as such, is no longer being depreciated.

(4)       Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	January 31,	April 30,
	2011	2010
Land, buildings and improvements	$29,421	$29,144
Furniture and equipment	22,581	40,567
	52,002	69,711
Less accumulated depreciation	(23,186)	(38,537)
	$28,816	$31,174

(5)        Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	January 31, 2011		April 30, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Software development costs	$1,666	$1,611	$1,666	$1,356
Deferred order entry costs	1,940	-	2,772	-
Prepaid expenses	3,294	-	3,661	-
Customer contracts and relationships	15,000	5,050	15,000	4,112
Other	2,101	715	2,042	720
	$24,001	$7,376	$25,141	$6,188

Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years.  Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations, generally over a twelve month period.  Customer contracts and relationships are amortized over twelve years.

 (6)       Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	January 31, 2011	April 30, 2010
Publisher payables, net	$62,838	$64,803
Accrued expenses	2,733	5,643
Trade payables	3,197	3,311
Other	5,275	6,212
	$74,043	$79,969

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $46,992,000 at January 31, 2011 and $44,092,000 at April 30, 2010.  Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $24,835,000 and $15,840,000 of accounts receivable against the related accounts payable at January 31, 2011 and April 30, 2010 (see Note 2).

 (7)       Notes Payable

Notes payable consist of the following (in thousands):

	January 31, 2011	April 30, 2010
Notes payable:
Credit facilities: Real estate operations and other	$22,464	$22,500
Media services operations	388	1,354
Other notes payable	4,548	4,800
	$27,400	$28,654

AMREP Southwest has a Loan Agreement and a related Promissory Note with a bank (said Loan Agreement and Promissory Note, together, the “ASW Credit Facility”) providing a non-revolving loan in the original principal amount of $22,500,000 which matured on December 16, 2010.  AMREP Southwest is in discussions with the bank regarding renewal of this arrangement, but this facility has not been renewed and there can be no assurance that it will be renewed.  The ASW Credit Facility continues to be secured by a mortgage on certain real property with a book value of approximately $54,500,000 and, while discussions continue with the bank, the facility is subject to mandatory prepayments from the cash that AMREP Southwest may receive from sales of its collateralized real property.  The outstanding principal ($22,464,000 at January 31, 2011) of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.26% at January 31, 2011) plus 3.5%, but not less than 5.0%, and AMREP Southwest is maintaining a cash reserve with the lender to fund the interest payments.  At January 31, 2011, the interest rate was 5.0% and the cash reserve balance was $617,000.  AMREP Southwest does not have sufficient funds to satisfy its obligations under the ASW Credit Facility and if it is unable to renew this loan facility, it would be forced to seek either replacement financing or other sources of capital, such as by selling assets or the Company issuing equity, which financing or other sources of capital may not be available on acceptable terms.

In May 2010, Media Services entered into a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Agreement”), replacing another lender whose facility had matured May 1, 2010.  The Media Services Credit Agreement, which matures May 12, 2013, provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Agreement are being used for Media Services working capital needs and general business purposes and, subject to the Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Agreement.  Also, up to $3,000,000 of the facility may be borrowed specifically to be used for the payment of accounts payable to one particular customer of the Company’s Newsstand Distribution Services business, with availability within that limit based upon a percentage of the eligible accounts receivable from the distribution of that customer’s periodicals.

The borrowers' obligations under the Media Services Credit Agreement are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Agreement may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At January 31, 2011, borrowings totaled $251,000 and the interest rate on these borrowings was 3.26%.  The Media Services Credit Agreement requires the borrowers to meet certain covenants.

Other notes payable consist of equipment financing loans with maturity dates through April 2014 with an average interest rate of 7.46% and a mortgage note payable on a warehouse with a maturity date of February 2018 with an interest rate of 6.35%.

Interest expense in the accompanying financial statements is shown net of interest capitalized.  There was no interest capitalized in 2011 or 2010, except for $75,000 capitalized in the first quarter of 2010.

(8)       Taxes

The Company recognized net tax benefits of $587,000 and $353,000 during the three and nine month periods ended January 31, 2011, which included a reduction of liabilities related to previously unrecognized tax benefits pursuant to ASC 740-10 that totaled $764,000.   A similar reduction in liabilities related to unrecognized tax benefits occurred in the third quarter of 2010 and totaled $1,148,000.  The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $333,000 at January 31, 2011 and $851,000 at April 30, 2010.

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

The carrying amounts of cash and cash equivalents, Media services trade receivables and all trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $1,052,000 and $1,238,000 versus carrying amounts of $1,057,000 and $1,243,000 at January 31, 2011 and April 30, 2010.  The estimated fair value of the Company’s long-term, fixed-rate notes payable was $5,124,000 and $6,648,000 versus carrying amounts of $4,685,000 and $6,154,000 at January 31, 2011 and April 30, 2010.

(10)      Restructuring and Fire Recovery Costs

The Company substantially completed a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida during the second quarter of fiscal 2011. This project streamlined operations and created cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  Through January 31, 2011, the Company had incurred approximately $8,347,000 of non-recurring costs and $6,882,000 for capital expenditures related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company incurred restructuring costs of $72,000 and $380,000 for the three and nine months ended January 31, 2011 and recognized zero and $72,000 of income for incentives and other reimbursements related to the consolidation project for the same periods.  As a result, the Company reported net charges to operations of $72,000 and $308,000 related to restructuring for the three and nine months ended January 31, 2011.  For the same periods last year, the Company reported net charges to operations of $1,287,000 and $3,180,000.  The items of income for incentives and of costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.  As of

January 31, 2011 and April 30, 2010, the Company had accruals for future payments related to the consolidation project of $308,000 and $1,982,000, principally for severance and facilities consolidation.  For the three and nine months ended January 31, 2011, cash payments related to the project were $159,000 and $1,981,000.  There were no significant accrual reversals related to the consolidation project during the nine months ended January 31, 2011.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the consolidation project.  The Award Agreement requires Palm Coast to achieve certain objectives in terms of job retention, job creation and capital investment through December 31, 2012; if the objectives are not met, Palm Coast may be required to return a portion, or all, of the $3,000,000.  Accordingly, the full amount of the award has been recorded as a long term liability until such time as Palm Coast is irrevocably entitled to retain the award, at which time the award would be amortized into income over the lives of the assets acquired with the grant monies received.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire.  The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services.  The Company was required to provide insurance for that property of certain of those customers.  Through January 31, 2011, the Company’s insurance carrier had paid $348,000 to customers for lost materials.  The Company has also filed various claims with its insurance provider related to the fire and, through January 31, 2011, the Company had been reimbursed a total of $1,142,000 for property lost in the fire, other expenses of relocation and professional fees. There were no insurance reimbursements related to the fire received during the three and nine month periods ended January 31, 2011.  The Company had charges to operations that totaled $25,000 and $90,000 for the three and nine month periods ended January 31, 2011 related to fire recovery costs, principally for legal costs.  As a result of insurance reimbursements received, the Company recorded net gains totaling $73,000 and $212,000 for the three and nine month periods ended January 31, 2010.    The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.

(11)	Information About the Company’s Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and nine month periods ended January 31, 2011 and 2010 (in thousands):

	Real Estate Operations	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Corporate and Other	Consolidated
Three months ended January 31, 2011 (a):
Revenues	$338	$18,350	$2,488	$2,732	$(62)	$23,846

Net income (loss)	334	753	48	(20)	166	1,281
Provision (benefit) for income taxes	(791)	319	(168)	(27)	80	(587)
Interest expense (income), net (b)	362	577	(284)	26	(204)	477
Depreciation and amortization	20	1,151	161	66	40	1,438
EBITDA (c)	$(75)	$2,800	$(243)	$45	$82	$2,609

Capital expenditures	$-	$426	$-	$-	$-	$426

	Real Estate Operations	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Corporate and Other	Consolidated
Three months ended January 31, 2010 (a):
Revenues	$563	$23,114	$3,141	$2,158	$(60)	$28,916

Net income (loss)	(76)	(1,688)	879	(63)	227	(721)
Provision (benefit) for income taxes	(1,528)	(921)	235	(37)	127	(2,124)
Interest expense (income), net (b)	310	683	(333)	24	(185)	499
Depreciation and amortization	26	2,512	138	56	37	2,769
EBITDA (c)	$(1,268)	$586	$919	$(20)	$206	$423

Capital expenditures	$-	$306	$-	$54	$-	$360

Nine months ended January 31, 2011 (a):
Revenues	$1,837	$56,774	$8,488	$7,837	$(187)	$74,749

Net income (loss)	(1,233)	1,511	633	68	535	1,514
Provision (benefit) for income taxes	(1,612)	700	261	24	274	(353)
Interest expense (income), net (b)	1,029	1,761	(914)	71	(577)	1,370
Depreciation and amortization	62	3,685	486	187	114	4,534
EBITDA (c)	$(1,754)	$7,657	$466	$350	$346	$7,065

Capital expenditures	$-	$710	$-	$14	$-	$724

Nine months ended January 31, 2010 (a):
Revenues	$4,074	$72,471	$9,941	$7,393	$(173)	$93,706

Net income (loss)	(872)	(4,428)	1,754	27	757	(2,762)
Provision (benefit) for income taxes	(1,871)	(2,446)	818	18	397	(3,084)
Interest expense (income), net (b)	559	1,932	(894)	65	(554)	1,108
Depreciation and amortization	78	7,039	415	166	112	7,810
EBITDA (c)	$(2,106)	$2,097	$2,093	$276	$712	$3,072

Capital expenditures	$-	$915	$15	$65	$9	$1,004

(a)	Revenue information provided for each segment includes amounts grouped as Interest and other in the accompanying statements of operations.
(b)	Interest expense (income), net includes inter-segment interest income that is eliminated in consolidation.
(c)
The Company uses EBITDA (which the Company defines as income before interest expense, net, income taxes and depreciation and amortization) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition
                and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in four business segments: the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”), the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), and the Newsstand Distribution Services business and the Product Services and

Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services” or “Media services”).

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2010 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2011 and 2010 are to the fiscal years ending April 30, 2011 and 2010 and all references to the third quarter and first nine months of 2011 and 2010 mean the fiscal three and nine month periods ended January 31, 2011 and 2010.

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

The significant accounting policies of the Company are described in Note 1 to the 2010 consolidated financial statements contained in the 2010 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2010 consolidated financial statements.  The Company did not adopt any accounting policy in the third quarter or first nine months of 2011 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 2011, the Company had net income of $1,281,000, or $0.21 per share, compared to a net loss of $721,000, or $0.12 per share, for the third quarter of 2010.  For the first nine months of 2011, the Company had net income of $1,514,000, or $0.25 per share, compared to a net loss of $2,762,000, or $0.46 per share, for the same period of 2010.  Revenues were $23,846,000 and $74,749,000 in the third quarter and first nine months of 2011 compared to $28,916,000 and $93,706,000 for the same periods of the prior year.

The 2011 third quarter results included a tax benefit of $764,000, or approximately $0.13 per share, from the recognition of previously unrecognized tax benefits as compared to a similar benefit of $1,148,000, or approximately $0.19 per share, in the third quarter of 2010. They also included pretax income of $759,000, equivalent to approximately $0.08 per share, from the favorable settlement of a property tax appeal by the Company’s AMREP Southwest subsidiary. In addition, the Company benefitted from reduced costs and expenses in its 2011 third quarter and nine month results versus the same periods in 2010 as a result of the completion at the end of the 2011 second quarter of the consolidation of its subscription fulfillment business from three locations into one.

Revenues from land sales at AMREP Southwest were $257,000 and $1,570,000 for the three and nine month periods ended January 31, 2011 compared to $479,000 and $3,634,000 for the same periods of the prior year.  Results for all periods were substantially lower than the Company has historically experienced in its principal market of Rio Rancho, New Mexico, due to a severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  For the third quarter and first nine months of 2011 and 2010, the Company’s land sales in Rio Rancho were as follows:

	Fiscal 2011					Fiscal 2010
	Acres Sold	Revenues (in 000s)			Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	0.8	$225			$281	0.4	$99	$248
Commercial	-	-			-	-	-	-
Total Developed	0.8	225			281	0.4	99	248
Undeveloped	1.5	32			21	4.4	380	86
Total	2.3	$257			$112	4.8	$479	$100
Nine months:
Developed
Residential	3.1	$1,031			$333	5.6	$1,544	$276
Commercial	-	35	[a	]	-	1.7	895	526
Total Developed	3.1	1,066			333	7.3	2,439	334
Undeveloped	13.2	504			38	30.4	1,195	39
Total	16.3	$1,570			$96	37.7	$3,634	$96

[a] Revenues recognized under the Cost Recovery method of sales for real estate.  Acres sold were recognized in a prior period.

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land in Rio Rancho from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors.  The average gross profit percentage on land sales was 8% and 34% for the third quarter and first nine months of 2011 compared to a negative 18% and a positive 39% for the same periods in 2010.  The gross loss for the third quarter of 2010 resulted from the resale by AMREP Southwest of lots that had been repossessed by deeds in lieu of foreclosure (“take-back lots”).  When repossessed, take-back lots are taken into inventory at fair market value, which is supported by appraisals, at that time rather than at original cost, which is usually much lower.  Accordingly, the profit margin on the resale of take-back lots, even when they are resold at prices well above original cost, is lower than for other sales and may be negative. Exclusive of take-back lot sales, the gross profit margin was 14% for the third quarter of 2010 compared to 8% for the same period in 2011.  The average gross profit percentage variance for both the three and nine month periods was attributable to a change in the mix of areas from which undeveloped lots were sold in each period and also the disproportionate effect of indirect costs on the lower revenue base in 2011.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from Media Services operations decreased from $28,412,000 and $89,805,000 for the third quarter and first nine months of 2010 to $23,570,000 and $73,099,000 for the same periods in 2011. Magazine publishers are the principal customers of these operations, and they have continued to be impacted by the effects of the recent recession and also from increased competition from new media sources.  This has resulted in reduced subscription and newsstand sales, which in turn has caused certain publishers to close magazine titles or seek more favorable contract terms from Palm Coast and Kable and their competitors.  As a consequence of these and other factors and customer losses, revenues from Subscription Fulfillment Services operations decreased from $23,114,000 and $72,471,000 for the third quarter and first nine months of 2010 to $18,350,000 and $56,774,000 for the same periods of 2011.  Also, revenues from Kable’s Newsstand Distribution Services operations decreased from $3,141,000 and $9,941,000 for the third quarter and first nine months of 2010 to $2,488,000 and $8,488,000 for the same periods of 2011.  Revenues from Kable’s Product Services and Other business segment increased from $2,158,000 and $7,393,000 for the third quarter and first nine months of 2010 to $2,732,000 and $7,837,000 for the same periods of 2011 due to increases in specialty packaging and temporary staffing revenues.

Operating expenses for all Media Services businesses were $19,238,000 and $59,456,000 (81.6% and 81.3% of related revenues) for the three and nine month periods ended January 31, 2011 compared to $24,765,000 and $79,038,000 (87.2% and 88.0% of related revenues) for the same periods in 2010.  The decreases for the third quarter and first nine months of 2011 from the same periods in 2010 were primarily due to (i) decreases of $3,145,000 and $11,047,000 for the three and nine month periods related to payroll and benefits costs associated with the decreased revenue as well as from efficiencies achieved in the Company’s consolidation of its Subscription Fulfillment Services business, which is discussed in the following paragraph, and (ii) decreases of $1,782,000 and $5,242,000 for the three and nine month periods related to facilities and equipment costs, including depreciation, primarily as a result of the closure of the Colorado and Illinois Subscription Fulfillment Services locations discussed below.

The Company substantially completed a project to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida during the second quarter of fiscal 2011. This project streamlined operations and created cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  Through January 31, 2011, the Company had incurred approximately $8,347,000 of non-recurring costs and $6,882,000 for capital expenditures related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company incurred restructuring costs of $72,000 and $380,000 for the three and nine months ended January 31, 2011 and recognized zero and $72,000 of income for incentives and other reimbursements related to the consolidation project for the same periods.  As a result, the Company reported net charges to operations of $72,000 and $308,000 related to restructuring for the three and nine months ended January 31, 2011.  For the same periods last year, the Company reported net charges to operations of $1,287,000 and $3,180,000.  The items of income for incentives and of costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.  As of January 31, 2011 and April 30, 2010, the Company had accruals for future payments related to the consolidation project of $308,000 and $1,982,000, principally for severance and facilities consolidation.  For the three and nine months ended January 31, 2011, cash payments related to the project were $159,000 and $1,981,000.  There were no significant accrual reversals related to the consolidation project during the nine months ended January 31, 2011.

Interest and other revenues were $19,000 and $80,000 for the three and nine month periods ended January 31, 2011 compared to $25,000 and $267,000 for the same periods in 2010.  The decrease in the nine month period was primarily the result of the sale of certain non-inventory assets in 2010 with no similar sales in 2011.

Real estate commissions and selling expenses were $19,000 and $166,000 for the three and nine month periods ended January 31, 2011 compared to $89,000 and $254,000 in the prior year. The reduced real estate commissions and selling expenses in 2011 reflected the lower sales volumes.

Other operating expenses were a net credit of $240,000 and a charge to operations of $1,010,000 for the three and nine month periods ended January 31, 2011 compared to charges to operations of $601,000 and $1,952,000 for the same periods in 2010. The reduced other operating expenses were primarily due to a net favorable adjustment of $759,000 to real estate tax expense in the third quarter of 2011 resulting from the favorable settlement of a property tax appeal by AMREP Southwest.

General and administrative costs of Media Services operations were $2,265,000 and $6,889,000 (9.6% and 9.4% of related revenues) for the three and nine month periods ended January 31, 2011 compared to $2,891,000 and $8,730,000 (10.1% and 9.7% of related revenues) for the same periods in 2010.  The reduced costs for the three and nine month periods ended January 31, 2011 were primarily due to lower consulting, payroll and benefits costs as a result of the subscription fulfillment services consolidation project.

Real estate operations and corporate general and administrative expense decreased $44,000 and $4,000 for the three and nine month periods ended January 31, 2011 compared to the same periods in 2010.

The effective rates of the Company's tax benefit were 84.8% and 30.4% for the for the third quarter and first nine months of 2011 compared to 74.7% and 52.8% for the same periods in 2010.  The difference between the statutory tax rate and the effective rate of the tax benefit in the third quarter and first nine months of both 2011 and 2010 was largely attributable to a reduction of liabilities related to unrecognized tax benefits due to the expiration of the statute of limitations on certain prior year tax benefits.  The reduction of these liabilities totaled $764,000 during the quarter ended January 31, 2011 and $1,148,000 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy.  As discussed below, AMREP Southwest finances its operations in part through a loan agreement (defined below as the ASW Credit Facility) which matured on December 16, 2010.  AMREP Southwest is in discussions with the bank regarding renewal of this arrangement, which had an outstanding principal balance of $22,464,000 at January 31, 2011, but this facility has not been renewed and there can be no assurance that it will be renewed.  AMREP Southwest does not have sufficient funds to satisfy its obligations under the ASW Credit Facility and if it is unable to renew this loan facility, it would be forced to seek either replacement financing or other sources of capital, such as by selling assets or the Company issuing equity, which financing or other sources of capital may not be available on acceptable terms.  Also as discussed below, the Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Agreement).  The Company’s Media Services businesses also rely on cash flow from operations to fund their working capital requirements, including cash flow made available through arrangements with customers and wholesalers that are subject to expiration and renegotiation from time to time.  If AMREP Southwest does not renew its loan agreement or if certain of Media Services arrangements with customers and wholesalers were terminated or modified to reduce or eliminate that source of working capital funding, it would have a material adverse effect on the Company’s overall liquidity.

As a result of the cessation of certain of the Company’s fulfillment services operations in connection with the consolidation project (see Results of Operations discussion above), more than 20 percent of the Company’s employees who were active participants in the Company’s defined benefit Retirement Plan were separated from employment.  In accordance with Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company has informed the Pension Benefit Guaranty Corporation (the “PBGC”) of this occurrence and requested the PBGC to determine the resulting liability, if any, under ERISA, and is awaiting the PBGC’s response. Depending on the PBGC’s determination, the Company may be required to accelerate the funding of certain accrued pension related obligations by placing an amount in escrow or by furnishing a bond to the PBGC to insure payment of any liability amount, or the Company and the PBGC may enter into an alternative arrangement with respect to any such liability; while the amount of any liability and any arrangement for the payment of such liability cannot be reasonably estimated, they could be material to the Company.

Cash Flows from Operating Activities

Real estate and corporate receivables were generally unchanged from $1,195,000 at April 30, 2010 to $1,191,000 at January 31, 2011.  A real estate receivable of approximately $901,000 was delinquent at January 31, 2011, and AMREP Southwest is in foreclosure proceedings with the buyer.  Receivables from Media Services operations decreased from $33,175,000 at April 30, 2010 to $25,874,000 at January 31, 2011, primarily due to the timing of collections and lower distribution volumes.

Real estate inventory was $80,127,000 at January 31, 2011 compared to $80,375,000 at April 30, 2010.  Inventory in the Company’s core real estate market of Rio Rancho decreased from $74,934,000 at April 30, 2010 to $74,681,000 at January 31, 2011, reflecting the net effect of development spending and land sales.  The balance of real estate inventory consisted of properties in Colorado.

Intangible and other assets decreased from $18,953,000 at April 30, 2010 to $16,625,000 at January 31, 2011, reflecting the normal amortization of these assets.

Accounts payable and accrued expenses decreased from $79,969,000 at April 30, 2010 to $74,043,000 at January 31, 2011, partly due to the timing of payments due to publishers and vendors.

Cash Flows from Investing Activities

Capital expenditures totaled $724,000 and $1,004,000 for the first nine months of 2011 and 2010, primarily for expenditures related to the consolidation of the Subscription Fulfillment Services operations.  Subject to the first paragraph above under “Liquidity and Capital Resources”, which describes a material uncertainty with respect to the renewal of the AMREP Southwest loan agreement which matured on December 16, 2010, the Company believes that it has adequate cash and financing capability to provide for its anticipated future capital expenditures.

Cash Flows From Financing Activities

AMREP Southwest has a Loan Agreement and a related Promissory Note with a bank (said Loan Agreement and Promissory Note, together, the “ASW Credit Facility”) providing a non-revolving loan in the original principal amount of $22,500,000 which matured on December 16, 2010.  AMREP Southwest is in discussions with the bank regarding renewal of this arrangement, but this facility has not been renewed and there can be no assurance that it will be renewed.  The ASW Credit Facility continues to be secured by a mortgage on certain real property with a book value of approximately $54,500,000 and, while discussions continue with the bank, the facility is subject to mandatory prepayments from the cash that AMREP Southwest may receive from sales of its collateralized real property.  The outstanding principal ($22,464,000 at January 31, 2011) of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.26% at January 31, 2011) plus 3.5%, but not less than 5.0%, and AMREP Southwest is maintaining a cash reserve with the lender to fund the interest payments.  At January 31, 2011, the interest rate was 5.0% and the cash reserve balance was $617,000.  AMREP Southwest does not have sufficient funds to satisfy its obligations under the ASW Credit Facility and if it is unable to renew this loan facility, it would be forced to seek either replacement financing or other sources of capital, such as by selling assets or the Company issuing equity, which financing or other sources of capital may not be available on acceptable terms.

In May 2010, Media Services entered into a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Agreement”), replacing another lender whose facility had matured May 1, 2010.  The Media Services Credit Agreement, which matures May 12, 2013, provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Agreement are being used for Media Services working capital needs and general business purposes and, subject to the Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Agreement. Also, up to $3,000,000 of the facility may be borrowed specifically to be used for the payment of accounts payable to one particular customer of the Company’s Newsstand Distribution Services business, with availability within that limit based upon a percentage of the eligible accounts receivable from the distribution of that customer’s periodicals.

The borrowers' obligations under the Media Services Credit Agreement are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Agreement may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At January 31, 2011, borrowings totaled $251,000 and the interest rate on these borrowings was 3.26%.  The Media Services Credit Agreement requires the borrowers to meet certain covenants.  The borrowers were in compliance with these covenants at January 31, 2011.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of January 31, 2011 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$27,400	$22,624	$532	$251	$3,993
Operating leases and other	7,237	3,259	3,298	605	75
Total	$34,637	$25,883	$3,830	$856	$4,068

Operating leases and other include $550,000 of uncertain tax positions and related accrued interest recorded in accordance with ASC 740 and contributions of $901,000 to the Company’s defined benefit retirement plan that are expected to be made within one year.  Any additional future defined benefit retirement plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and the requirements (as they may change from time-to-time) of applicable law.  Refer to Notes 8, 11, 12, 16 and 17 to the consolidated financial statements included in the 2010 Form 10-K for additional information on long-term debt, pension contributions, taxes and commitments and contingencies.

Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the 2010 Form 10-K, which could materially affect the Company’s business, financial condition or future results, should be carefully considered.  The risks described herein and in the 2010 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has two credit facilities that require the Company to pay interest at a rate that may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates.  At January 31, 2011, borrowings of $22,715,000 were subject to variable interest rates. Refer to Item 7(A) of the 2010 Form 10-K for additional information regarding quantitative and qualitative disclosures about market risk as of the end of the prior fiscal year.  There was no material change in such information as of January 31, 2011.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

By stipulation of the parties filed with the Court on December 10, 2010, the lawsuit Fassuliotis v. Karabots, et al, reported in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010, has been voluntarily dismissed by the plaintiff, without prejudice.

Item 5.  Other Information.

In February, 2011, Kappa Publishing Group, Inc. (“Kappa”), a company owned by Nicholas G. Karabots, the Company’s principal shareholder, and Kable Distribution Services, Inc. (“Kable Distribution”), the subsidiary of the Company through which the Newsstand Distribution Services business of Kable Media is conducted, entered into a First Amendment (the “First Amendment”) to the Amended and Restated Distribution Services Agreement dated as of July 1, 2008, between Kappa and Kable Distribution (the “Distribution Agreement”).  The First Amendment extended the term of the Distribution Agreement for three years from its original June 30, 2011 expiration date on the same terms and called for Kable Distribution to make a cash payment to Kappa of $100,000 upon its signing.

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

Date: March 7, 2011	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
32	Certification required pursuant to 18 U.S.C. Section 1350 – Filed herewith.