Form 10-K
period 2011-04-30
AMREP CORP.
filed 2011-07-21
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ x ]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended April 30, 2011
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

As of October 31, 2010, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $17,755,916.  Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the New York Stock Exchange on such date.  For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them.  In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 15, 2011, there were 5,996,212 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.                         Business

GENERAL

The Company* was organized in 1961 and, through its subsidiaries, is primarily engaged in four business segments: the Real Estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”), the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), and the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services” or “Media services”).  As of July 1, 2011, the Company employed approximately 1,230 persons.  Data concerning industry segments is set forth in Note 19 of the notes to the consolidated financial statements.  The Company’s foreign sales and activities are not significant.  All references in this Item 1 to 2011, 2010 and 2009 mean the Company’s fiscal years ended April 30, 2011, 2010 and 2009, unless otherwise qualified.

REAL ESTATE OPERATIONS

The Company conducts its Real Estate business through AMREP Southwest, with these activities occurring primarily in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico.  References below to Rio Rancho include the City and such adjoining areas.

Properties – Rio Rancho

Rio Rancho consists of 91,049 acres in Sandoval County near Albuquerque, of which approximately 74,100 acres have been platted into approximately 114,680 residential and commercial lots, 16,500 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land.  At April 30, 2011, approximately 90,590 of these residential and commercial lots had been sold by AMREP Southwest net of lots repurchased and those returned to AMREP Southwest by deeds in lieu of foreclosure.  AMREP Southwest currently owns approximately 17,310 acres in Rio Rancho, of which approximately 4,420 acres are in several areas of contiguous properties, which are being developed or are suitable for development, and approximately 2,000 acres are in areas with a high concentration of ownership, where AMREP Southwest owns more than 50% of the lots in the area.  These high concentration areas are suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government.  The balance of the acreage owned is in scattered lots, where AMREP Southwest owns less than 50% of the lots in the area, that may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or that AMREP Southwest may offer for sale individually or in small groups.

Activities conducted or arranged by AMREP Southwest to facilitate development include the obtaining of necessary governmental approvals (“entitlements”), installation of utilities and necessary storm drains, and building or improving of roads.  At Rio Rancho, AMREP Southwest develops both residential lots and sites for commercial and industrial use as the demand warrants, and also secures entitlements for large development tracts for sale to homebuilders.  The engineering work at Rio Rancho is performed by both AMREP Southwest employees and outside firms, but development work is performed by outside contractors.  AMREP Southwest personnel market land at Rio Rancho, both directly and through brokers.  AMREP Southwest competes with other owners of land in the Rio Rancho and Albuquerque area that offer for sale developed and undeveloped residential lots and sites for commercial and industrial use.

The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 88,000 whose median age is 35 years.  It was named as the 51st best place to live by CNNMoney.com in 2010 for those cities in the United States with greater than 50,000 residents.  The city’s population grew by approximately 70% from the calendar year 2000 through 2010. As of December 2010, its unemployment rate was 8.1%.  The city has significant construction projects completed, ongoing or announced, including: (i) a City Center central business district with a 6,500 seat events center and a city hall, (ii) the opening of the University of New Mexico West campus at City
___________________
*As used herein, “Company” includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

Center, (iii) the completion of a Hewlett-Packard technical and customer support center and (iv) the current construction of two new hospitals, among others.  Announced new projects and business relocations are anticipated to generate approximately 3,000 jobs in the Rio Rancho area over the next five years.  Currently, major non-government employers include Intel Corporation, U.S. Cotton and customer care call centers of Bank of America, Victoria’s Secret and Sprint PCS.

In Rio Rancho, AMREP Southwest sells both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others.  In the last three fiscal years, its land sales in Rio Rancho have been as follows:

	Acres Sold	Revenues	Revenues Per Acre (a)
2011:
Developed
Residential	3	$1,031,000	$344,000
Commercial (b)	-	35,000	-
Total Developed	3	1,066,000	344,000
Undeveloped	19	714,000	38,000
Total	22	$1,780,000	$81,000

2010:
Developed
Residential	6	$1,891,000	$293,000
Commercial	2	894,000	523,000
Total Developed	8	2,785,000	341,000
Undeveloped	48	2,400,000	50,000
Total	56	$5,185,000	$92,000

2009:
Developed
Residential	13	$3,109,000	$244,000
Commercial	1	126,000	126,000
Total Developed	14	3,235,000	236,100
Undeveloped	134	5,679,000	42,400
Total	148	$8,914,000	$60,200

  (a) Revenues per acre may not calculate precisely due to rounding of acres sold amounts.
  (b) Revenues recognized under the Cost Recovery method of sales for real estate.  Acres sold were recognized in a prior period.

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

SUBSCRIPTION FULFILLMENT SERVICES, NEWSSTAND DISTRIBUTION SERVICES AND
 PRODUCT SERVICES AND OTHER OPERATIONS

The Company (i) through its Palm Coast subsidiary conducts its Subscription Fulfillment Services business in which it performs subscription fulfillment and related services for publishers and other customers, (ii) through its Kable Newsstand Distribution Services subsidiary distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries, and (iii) through its Kable Product Services, Specialty Packaging Services and Staffing Resources subsidiaries, provides internet order processing and shipment for ecommerce retailers, packaging design, procurement and product fulfillment services and temporary staffing services.  Total Media Services revenues were $95.0 million for fiscal 2011.

Subscription Fulfillment Services

The Subscription Fulfillment Services business performs fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services and list services, and it accounted for approximately 77% of Media Services revenues in 2011.  In the magazine subscription fulfillment services operation, Palm Coast processes new orders, receives and accounts for payments, prepares and transmits to each publisher’s printer the labels or tapes containing the names and addresses of subscribers for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications for mailing, maintains subscriber lists and databases, generates marketing and statistical reports, processes internet orders and prints forms and promotional materials.  List services clients are also primarily publishers for whom Palm Coast maintains client customer lists, selects names for clients who rent their lists, merges rented lists with a client’s lists to eliminate duplication for the client’s promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts.  These services are performed for many clients, but some clients may only utilize certain of them.  Although by far the largest number of magazine titles for which subscription fulfillment services are performed are consumer publications, Palm Coast also performs services for membership organizations, trade (business) publications and government agencies that utilize the broad capabilities of Palm Coast’s extensive database systems.

Palm Coast performs subscription fulfillment services for approximately 500 different magazine titles for approximately 125 clients and maintains databases of approximately 50 million active subscribers for its client publishers and membership organizations.  In a typical month, Palm Coast produces approximately 51 million mailing labels for its clients and also processes over 17 million pieces of outgoing mail for these clients.

There are a number of companies that perform subscription fulfillment services for publishers and with which Palm Coast competes, including one that is larger than Palm Coast.  Since publishers often utilize only a single fulfillment company for a particular publication, there is intense competition to obtain subscription fulfillment contracts with publishers.  Competition for non-publisher clients is also intense.  Palm Coast has a sales staff whose primary task is to solicit subscription fulfillment business.

Newsstand Distribution Services

In its Newsstand Distribution Services business, Kable distributes over 450 publications for approximately 200 publishers.  Among the titles are many special interest magazines, including various hobbyist, celebrity, puzzle, automotive, comics, romance and sports magazines.  In a typical month, Kable distributes approximately 47 million copies of various titles to wholesalers.  Kable coordinates the movement of the publications from its publisher clients to approximately 100 independent wholesalers.  The wholesalers in turn sell the publications to retail chains and independent retail outlets.  All parties generally have full return rights for unsold copies.  The Newsstand Distribution Services business accounted for approximately 12% of Media Services revenues in 2011.

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

Kable competes primarily with three other national distributors, each of which is much larger than Kable.  Two of these competitors are owned by or affiliated with a magazine publishing company.  Such companies publish a substantial portion of all magazines sold in the United States, and the competition for the distribution rights to the remaining publications is intense.  In addition, there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines arising from changes within the magazine distribution industry in recent years.  During 2011, business with three of these wholesalers accounted for approximately 71% of the gross billings of the Newsstand Distribution Services business, which is common for the industry.  Of Kable’s Newsstand Distribution Services aggregate accounts receivable at April 30, 2011, approximately 46% were due from these three wholesalers.

Product Services and Other

As an adjunct to the Subscription Fulfillment Services business, Kable offers product fulfillment services through its Product Services business to its publisher clients, which services are generally fee-based when filling orders.  Many publishers offer premiums (a free gift) to subscribers for subscribing to their magazines and also offer to sell (paid orders) copies of current or older issues of their magazines as well as other items that may be offered for sale in their magazines or on their websites.  Additionally, almost all publishers want the ability to send replacement copies to subscribers who for whatever reason do not receive their original subscription copy.  Kable’s Product Services business unit offers an integrated approach to internet commerce for both publishing and non-publishing customers, including dedicated account management, customer service, web-store and shopping cart design, order and payment processing, and third party fulfillment services.  Some of these services are subcontracted from affiliates within the Company.

In November 2008, Kable purchased certain assets of a company engaged in the contract packaging and fulfillment business, which are now part of its Product Services business.  Kable provides customized packaging solutions, which may include design and procurement of retail packaging and displays, and assembly and packaging of customer products.  It also provides order fulfillment services, including receiving, warehousing, order pick/pack and shipment.  These services are typically fee-based.  The Product Services business, including the contract packaging business, operates from a 191,000 square foot facility owned by the Company in Fairfield, Ohio.

In November 2008, Kable also purchased certain assets of a temporary staffing company in Fairfield, Ohio and established a staffing company (“Kable Staffing”).  Kable Staffing operates as a separate business which provides temporary employees to local companies, including its affiliate Kable Product Services.  Many of its clients experience fluctuations in their businesses and therefore choose to use temporary employees from an agency rather than trying to manage the labor themselves.  In this business, Kable Staffing hires and pays the employees it provides to its clients, and charges its clients a rate that includes its margin for providing this service.  Both Product Services and Kable Staffing operate in a very competitive environment.  Together, they accounted for approximately 11% of Media Services revenues in 2011.

Available Information

The Company maintains a website at www.amrepcorp.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  The information found on the Company’s website is not part of this or any other report that the Company files with, or furnishes to, the Securities and Exchange Commission.

Item 1A.                      Risk Factors

The risks described below are among those that could materially and adversely affect the Company’s business, financial condition or results of operations.  These risks could cause actual results to differ materially from historical experience and from the Company’s plans, projections or other forward-looking statements included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations” below and elsewhere in this annual report on Form 10-K. These risks are not the only risks the Company faces, and other risks include those not presently known as well as those that are currently considered to be less significant.

Major Business Risks

The Company’s subsidiaries have substantial indebtedness and other financial obligations which could adversely affect the Company’s business, operating results or financial condition.

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy.  AMREP Southwest finances its business from cash flow from operations and from loans made to it by its parent.  It also has a loan agreement that matures September 1, 2012, but it may not borrow any additional funds under this loan agreement.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility that matures May 12, 2013.  The Company’s Media Services businesses also rely on cash flow from operations to fund their working capital requirements, including cash flow made available through arrangements with customers and wholesalers that are subject to expiration and renegotiation from time to time.

The Company is a holding company, and is dependent on the ability of its subsidiaries to distribute funds to it.

The Company is a holding company and conducts substantially all of its operations through its subsidiaries. As a holding company, the Company is dependent on distributions of funds from its subsidiaries to pay its expenses and fund its operations. Because of the adverse conditions currently affecting AMREP Southwest, Media Services is presently the sole source of funding for the parent company's operations, and the parent company in turn is supplying a substantial portion of the funding needed by AMREP Southwest. The continued availability of this funding is dependent upon the results of operations of Media Services and its continued compliance with the covenants in its loan agreement with its principal lender.  The Company's results of operations, future growth or both would be adversely affected if for any reason Media Services were unable to distribute sufficient funds to support the operations of the Company and AMREP Southwest.  If the cash available for distribution by Media Services were insufficient to fund the operations of the Company and the Company was not able to provide the funding needed by AMREP Southwest, the Company may be required to seek capital by incurring debt, by issuing additional equity or by selling assets, any of which the Company may be unable to do on favorable terms, if at all.  The need to raise additional capital could have a material adverse effect on the Company's financial condition and operating results.

The Company’s defined benefit pension plan, which the Company froze in 2004, is currently substantially underfunded and will require additional cash contribution, some of which are likely to be accelerated.

The Company’s defined benefit pension plan was underfunded on a generally accepted accounting principles basis by approximately $12.6 million at April 30, 2011.   The Company froze the pension plan effective March 1, 2004 so that from that date there would be no new participants in the plan and the existing participants’ future compensation would not affect their pension benefits.  A key assumption underlying the actuarial calculations upon which the Company’s accounting and reporting obligations for the pension plan are based is an assumed annual investment rate of return of 8.0%.  If the pension plan assets do not realize the expected rate of return, or if any other assumptions underlying the actuarial calculations are incorrect or are modified, the Company may be required to make contributions to the pension plan beyond current requirements, which could impact the Company’s financial resources.  In addition, as a result of the cessation of certain operations in connection with the consolidation of the Company’s Subscription Fulfillment Services business, more than 20% of the Company’s employees who were active participants in the Company’s pension plan as of the date of the announcement of the consolidation project were separated from employment.  As required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company notified the Pension Benefit Guaranty Corporation (the “PBGC”) of this occurrence.  Pursuant to ERISA regulations, the PBGC has the right to require the Company to accelerate the funding of certain accrued pension-related obligations (i) by making accelerated contributions to the Plan or (ii) by placing an amount in escrow or by furnishing a bond to the PBGC to insure payment, or instead (iii) the Company and the PBGC may enter into an alternative arrangement with respect to any such requirement.  The PBGC has advised the Company that its calculation of the unfunded liability, statutorily computed on a “termination basis” which amount differs from that computed for generally accepting accounting principles under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 715-30, was approximately $16.0 million as of the date that the certain operations referred to above were deemed to have ceased, and as a result, the amount required to be contributed to the Plan or placed in escrow (or supported by a bond) is approximately $12.0 million.  The Company and its advisors are reviewing the PBGC’s calculations, and the Company will enter into discussions with the PBGC to seek an alternative arrangement; however, there is no assurance that a satisfactory alternative arrangement can be arrived at between the Company and the PBGC.  Either the alternative arrangement, if achieved, or the failure to reach an agreement on an alternative arrangement, could have a material adverse effect on the Company.

Risks Related to the Company’s Real Estate Operations

The Company’s real estate assets are concentrated in one market, Rio Rancho, New Mexico, so that the Company’s results of operations and future growth may be limited or affected by economic changes in that market.

Substantially all of the Company’s real estate assets are located in Rio Rancho, which is adjacent to Albuquerque, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions that occur in this region from time to time, including regional economic contraction due to, among other things, the failure or downturn of key industries and employers. The Company’s results of operations, future growth or both may be further adversely affected if the regional demand for residential or commercial real estate remains at the current historically low levels due to the prolonged severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas.  Real estate land sales have declined from 1,051 acres sold by the Company in fiscal 2007 to 22 acres sold in fiscal 2011 as builders have slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots.

A downturn in the business of Rio Rancho’s largest employer may adversely affect the Company’s real estate development business there.

Intel Corporation (“Intel”) is the largest employer in Rio Rancho and operates a large semiconductor manufacturing facility there.  Although Intel has made substantial investments in the Rio Rancho plant in recent years, it has reduced its employment there from approximately 4,700 at April 30, 2008 to approximately 3,300 at April 30, 2011.  If Intel’s presence in Rio Rancho were to continue to diminish for any reason, such as in response to a downturn in its semiconductor manufacturing business or as a result of the relocation of its operations to another location, the Rio Rancho real estate market and the Company’s land development business located there may be adversely affected.

As Rio Rancho’s population continues to grow, the Company’s land development activities in that market may be subject to greater limitations than they have been historically.

When the Company acquired its core real estate inventory in Rio Rancho over 40 years ago, the area was not developed and had a small population. As of April 30, 2011, Rio Rancho was the third largest city in New Mexico with a population of approximately 88,000.  As Rio Rancho’s population continues to grow, the Company may be unable to engage in development activities comparable to those the Company has engaged in historically.  Local community or political groups may oppose the Company’s development plans or require modification of those plans, which could cause delays or increase the cost of the Company’s development projects.  In addition, zoning density limitations, “slow growth” provisions or other land use regulations implemented by state, city or local governments could further restrict the Company’s development activities or those of its homebuilder customers, or could adversely affect financial returns from a given project, which could adversely affect the Company’s results of operations.

The Company’s remaining Rio Rancho real estate is not all contiguous properties, which may adversely affect the Company’s ability to sell lots at levels comparable with the levels it experienced prior to the 2008 sales downturn.

Of the approximately 17,310 acres in Rio Rancho that the Company owned at April 30, 2011, approximately 4,420 acres were in several areas of contiguous properties that are being developed or are suitable for development, and approximately 2,000 acres were in areas with a high concentration of ownership, where the Company owns more than 50% of the lots in the area, suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government.  The balance is in scattered lots, where the Company owns less than 50% of the lots in the area, which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or that the Company may offer for sale individually or in small groups.  As the Company’s land sales continue and the number of the Company’s contiguous and highly concentrated lots diminishes, the Company’s ability to continue to be in a position to sell lots and generate land sale revenues at satisfactory levels may be adversely affected, which would have an adverse effect on the Company’s results of operations.

The Company’s real estate assets are diminishing over time, meaning long-term growth in the real estate business will require the acquisition of additional real estate assets, possibly by expanding into new markets.

Substantially all of the Company’s real estate revenues are derived from sales of the Company’s core inventory in Rio Rancho. This property was acquired more than 40 years ago, and each time the Company develops and sells real estate to customers in Rio Rancho, the Company’s real estate assets diminish. As of April 30, 2011, the Company owned approximately 17,310 acres in Rio Rancho out of an original purchase of approximately 91,000 acres. The continuity and future growth of the Company’s real estate business, if such growth is pursued by the Company, will require that the Company acquire new properties in or near Rio Rancho or expand to other markets to provide sufficient assets to support a meaningful real estate development business. While the Company holds two properties in Colorado, it has not for many years made any significant attempt to identify a development opportunity similar to the one the Company has undertaken in Rio Rancho, and there can be no assurance that the Company will identify such an opportunity in another market. If the Company does not acquire new real estate assets, its real estate holdings will continue to diminish, which will adversely affect the Company’s ability to continue its real estate operations at a significant level.

The Company may not be able to acquire properties or develop them successfully.

If the Company is able to identify and elects to pursue real estate development opportunities outside of Rio Rancho, the success of the Company’s real estate segment will depend in large part upon its ability to acquire additional properties on satisfactory terms and to develop them successfully.  If the Company is unable to do so, its results of operations could be adversely affected.

The acquisition, ownership and development of real estate is subject to many risks that may adversely affect the Company’s results of operations, including risks that:

•
the Company may not be able to acquire a desired property because of competition from other real estate developers or investors who may have greater capital or better access to cash than the Company has;

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

•
acquired properties may be located in new markets where the Company may face risks associated with a lack of market knowledge or understanding of the local economy, a lack of business relationships in the area or unfamiliarity with local governmental and permitting procedures; or

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

Although the Company would expect to perform due diligence on prospective properties before they are acquired, and on a periodic basis after acquisition, any of the properties the Company may acquire may have characteristics or deficiencies unknown to the Company that could adversely affect the property’s value or revenue potential or, in the case of environmental or other factors, impose liability on the Company, which could be significant.

The Company is subject to substantial legal, regulatory and other requirements regarding the development of land and requires government approvals, which may be delayed or denied, and thus the Company may encounter difficulties in obtaining entitlements on a timely basis, which could limit its ability to sell land.

There are many legal, regulatory and other requirements regarding the development of land, which may delay the start of planned development activities, increase the Company’s expenses or limit the Company’s customers’ development activities. Development activities performed in connection with real estate sales include obtaining necessary governmental approvals, acquiring access to water supplies, installing utilities and necessary storm drains and building or improving roads. Numerous local, state and federal statutes, ordinances and rules and regulations, including those concerning zoning, resource protection and the environment, regulate these tasks. These regulations often provide broad discretion to the governmental authorities that regulate these matters and from whom the Company must obtain necessary approvals. The approval process can be lengthy and delays can increase the Company’s costs, as well as the costs for the primary customers of the Company’s real estate business (residential and commercial developers). Failure to obtain necessary approvals on a timely basis may significantly adversely affect the Company’s real estate development activities and its results of operations.

The Company may be subject to environmental liability.

Various laws and regulations impose liability on real property owners and operators for the costs of investigating, cleaning up and removing contamination caused by hazardous or toxic substances at a property. In the Company’s role as a property owner or developer, the Company could be held liable for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of the hazardous or toxic substances. If the Company fails to disclose environmental issues, it could also be liable to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred by the government in connection with the contamination. If the Company incurs any such liability that is material, its results of operations would be adversely affected.

Increases in taxes or governmental fees may increase the Company’s costs.  Also, adverse changes in tax laws could reduce customer demand for land for commercial and residential development.

Increases in real estate taxes and other local governmental fees, such as fees imposed on developers to fund schools, open space and road improvements or to provide low and moderate income housing, would increase the Company’s costs and have an adverse effect on the Company’s operations.  Municipal and state resources have been particularly strained as a consequence of the economic downturn that began in 2008 and as a result, many governmental entities have adopted significant tax increases.  The Company cannot control these tax increases and may not be able to pass such increased costs on to purchasers, particularly as it holds property for many years.  In addition, further increases in local real estate taxes or changes in income tax laws that would reduce or eliminate tax deductions or incentives related to real estate would increase the Company’s expenses and could adversely affect homebuilders’ potential customer demand and could adversely affect future land sales by the Company to those homebuilders.

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

During periods of economic expansion, the real estate industry typically benefits from an increased demand for land.  In contrast, during periods of economic contraction, the real estate industry is typically adversely affected by a decline in demand for land.  For example, increased rates of mortgage defaults that began in early calendar 2007 led to significant losses for the companies holding such mortgages and contributed to a severe and continuing downturn in the residential housing market.  Further, real estate development projects typically begin, and financial and other resources are committed, long before such projects come to market, which could be during a time when the real estate market is depressed. There can be no assurance that an increase in demand or an economic expansion will occur or be sustained in the Rio Rancho market, where the Company’s core real estate business is based and operates, or in any other new market into which the Company expands its real estate operations. Any of the following (among other factors, including those mentioned elsewhere in these Risk Factors) could cause a general decline in the demand for residential or commercial real estate which, in turn, could contribute to a downturn in the real estate development industry that could have an adverse effect on the Company’s results of operations:

•	periods of general economic slowdown or recession;

•	changes in government regulation;

•	rising interest rates or a decline in the general availability or affordability of mortgage financing;

•	adverse changes in local or regional economic conditions;

•	shifts in population away from the markets that the Company serves;

•	tax law changes, including potential limits on, or elimination of, the deductibility of certain mortgage interest expense, real property taxes and employee relocation expenses; or

•	acts of God, including hurricanes, earthquakes and other natural disasters.

Changing market conditions may adversely affect companies in the real estate industry, which rely upon credit in order to finance their purchases of land from the Company.

Changes in interest rates and other economic factors can dramatically affect the availability of capital for the Company’s developer customers. Residential and commercial developers to whom the Company frequently sells land typically rely upon third party financing to provide the capital necessary for their acquisition of land. Changes in economic and other external market conditions can and have resulted in the inability of developers to obtain suitable financing, which has, and so long as these circumstances continue will, adversely impact the Company’s ability to sell land and could force the Company to sell land at lower prices, which would adversely affect its results of operations.

Changes in general economic, real estate development or other business conditions may adversely affect the Company’s business and its financial results.

A significant percentage of the Company’s real estate revenues have historically been derived from customers in the residential homebuilding business, which is particularly sensitive to changes in economic conditions and factors such as the level of employment, consumer confidence, consumer income, availability of mortgage financing and interest rates. Adverse changes in these conditions have decreased demand for homes generally, and may continue to do so, adversely affecting the pricing of homes and in turn the price of land sold to developers, which could adversely affect the Company’s results of operations.

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

Land investments generally cannot be sold quickly, and the Company’s ability to sell properties has been and may continue to be affected by market conditions. The Company may not be able to diversify or vary its portfolio promptly in accordance with its strategies or in response to economic or other conditions.  The Company’s ability to pay down debt, reduce interest costs and acquire properties is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the deadlines the Company has established for each property.

Risks Related to the Company’s Media Services Operations

The introduction and increased popularity of alternative technologies for the distribution of news, entertainment and other information and the resulting shift in consumer habits and advertising expenditures from print to other media has adversely affected the Company’s Media Services operations.

Revenues in the Company’s Media Services operations are principally derived from services the Company performs for traditional publishers.  Historically, a reduction in the demand for the Company’s newsstand distribution services due to lower sales of magazines at newsstands has often been at least partially offset by an increase in demand for the Company’s subscription fulfillment services as consumers affected by the reduction in newsstand distribution instead sought publications through subscription.  However, technology changes, particularly digital technology used in the entertainment and media industries, continues to evolve rapidly, and advances in that technology have led to alternative methods for the distribution, storage and consumption of digital content. These technological changes have driven and reinforced changes in consumer behavior as consumers increasingly seek control over when, where and how they consume content.  For example, the distribution of news, entertainment and other information via the internet has become more popular, and consumers increasingly rely on electronic readers, personal computers, cellular phones and other electronic devices for such information.  The resulting reduction in demand for traditional print media and the shift of advertising dollars from traditional print media to online media has adversely affected the publishing industry in general and has had a negative impact on both the Company’s Subscription Fulfillment Services and Newsstand Distribution Services business segments.  The Company’s failure to adapt to emerging technologies and changes in consumer behavior could have a significant adverse effect on the Company’s competitive position and its businesses and results of operations.

The Company’s operating results depend in part on successful research, development and marketing of new or improved services and data processing capabilities and could suffer if the Company is not able to continue to successfully implement new technologies.

The Company operates in highly competitive markets that are subject to rapid change, and must therefore continue to invest in developing technologies and to improve various existing systems in order to remain competitive.  There are substantial uncertainties associated with the Company’s efforts to develop new technologies and services for the subscription fulfillment and newsstand distribution markets the Company serves.  Particularly in the Subscription Fulfillment Services business, the Company would need to make substantial capital investments in order to convert its business to newer digital and internet-based technologies.  Some of the Company’s competitors have already adjusted their businesses for the growing digital market and any improvements the Company makes may not be developed until it is too late to compete effectively.  Additionally, the cost and expertise needed to develop these new digital and internet-based technologies may be prohibitive for the Company and thus, even if the Company makes significant investments in new information processing technologies and services in these or other areas, they may not prove to be profitable.  The failure to successfully develop these new technologies and services could have a material adverse effect on the Company’s competitive position and its businesses and results of operations.  Even if these developments are profitable, the operating margins resulting from their application would not necessarily equal, or result in an improvement over, the Company’s historical margins.

The Company’s Media Services operations could face increased costs and business disruption from instability in the newsstand distribution channel.

The Company’s Newsstand Distribution business operates a national distribution business that relies on wholesalers to distribute magazines to newsstands and other retail outlets.  A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business in the United States, and the Company extends credit to such wholesalers, whose credit worthiness and financial position may be affected by changes in economic or other external conditions.  In recent years there has been instability in the wholesaler channel that has led to one major wholesaler abandoning the business and to certain disruptions to magazine distribution.  There is the possibility of further consolidation among these major wholesalers, and the insolvency or non-payment of its obligations by one or more of these wholesalers would have a material adverse impact on the Company’s results of operations and financial condition.  In addition, due to the significant concentration in the industry, should there be a disruption in the wholesale channel, it could impede the Company’s ability to distribute magazines to the retail marketplace.

The Company’s publisher customers face business pressures from reduced advertising revenues and increased costs for paper, printing and postal rates.  These factors could have a negative effect on their operating income, and this in turn could negatively affect the Company’s Media Services operations.

An important source of revenue for the magazine publishing industry, the principal industry served by the Company, is advertising.  As a result of the recent economic slowdown, there was a well-publicized reduction in advertising at all levels which caused a higher attrition rate of magazine titles than had been previously experienced.  In addition, the Company’s publisher customers’ principal raw material is paper.  Paper and printing prices have fluctuated over the past several years, and significant increases in paper prices could adversely affect a publisher customer’s operating income.  Postage for magazine distribution and direct solicitation is another significant operating expense of the Company’s publisher customers, which primarily use the U.S. Postal Service to distribute their products.  Any continued softness in advertising revenues or significant increases in paper costs, printing costs or postal rates that publishers are not able to offset could have a negative effect on their operating income and number of titles published, and this in turn could negatively affect the Company’s media services operations.

Almost all of the Company’s revenues in the Company’s Newsstand Distribution Services business are derived from sales made on a fully returnable basis, and an error in estimating expected returns could cause a misstatement of revenues for the period affected.

As is customary in the magazine distribution industry, almost all of the Company’s commission revenues in its Newsstand Distribution Services business segment are derived from sales made on a fully returnable basis, meaning that customers may return unsold copies of magazines for credit.  During the Company’s fiscal year ended April 30, 2011, customers ultimately returned for credit approximately 66% of the magazines initially distributed by the Company. The Company recognizes commission revenues from the distribution of magazines at the time of delivery to the wholesalers, less a reserve for estimated returns that is based on historical experience and recent sales data on an issue-by-issue basis. Although the Company has the contractual right to return these magazines for offsetting credits from the publishers from whom the magazines are purchased, an error in estimating the percentage of returns at the end of an accounting period could have the effect of understating or overstating revenues in the period affected, which misstatement would have to be adjusted in a subsequent period when the actual return information becomes known.

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

The success of new and improved services depends on their initial and continued acceptance by the publishers and other customers with whom the Company conducts business.  The Company’s media services businesses are affected, to varying degrees, by technological changes and shifts in customer demand.  These changes result in the transition of services provided and increase the importance of being “first to market” with new services and information processing innovations.  The Company may not have financial and other resources necessary to successfully and timely develop such services or innovations.  Difficulties or delays in the development, production or marketing of new services and information processing capabilities may be experienced, and may adversely affect the Company’s results of operations.  These difficulties and delays could also prevent the Company from realizing a reasonable return on the investment required to bring new services and information processing capabilities to market on a timely and cost-effective basis.

The Company’s operations could be disrupted if its information systems fail, causing increased expenses and loss of sales.

The Company’s business depends on the efficient and uninterrupted operation of its systems and communications capabilities, including the maintenance of customer databases for billing and label processing, and the Company’s magazine distribution order regulation system.  If a key system were to fail or experience unscheduled downtime for any reason, even if only for a short period, the Company’s operations and financial results could be adversely affected.  The Company’s systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. The Company has a disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure.  The Company’s business interruption insurance may not adequately compensate the Company for losses that may occur.

The Company depends on the internet to deliver some services, which may expose the Company to various risks.

Many of the Company’s operations and services, including order taking on behalf of customers and communications with customers and suppliers, involve the use of the internet.  The Company is therefore subject to factors that adversely affect internet usage, including the reliability of internet service providers that from time to time may have operational problems and experience service outages.  Additionally, as the Company continues to increase the services it provides using the internet, the Company is increasingly subject to risks related to the secure transmission of confidential information over public networks.  Failure to prevent security breaches of the Company’s networks or those of its customers, or a security breach affecting the internet in general, could adversely affect the Company’s results of operations.

The Company is subject to extensive rules and regulations of credit card associations.

The Company processes a large number of credit card transactions on behalf of its Subscription Fulfillment Services customers and is thus subject to the extensive rules and regulations of the leading credit card associations.  The card associations modify their rules and regulations from time to time, and the Company’s inability to anticipate changes in such rules and regulations or in the interpretation or application thereof may result in substantial disruption to its business. In the event that the card associations or the sponsoring banks determine that the manner in which the Company processes certain credit card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which the Company processes credit card transactions, the Company may be subject to substantial penalties and fines and be forced to modify the manner in which it operates, which may increase costs, or to cease processing certain types of transactions altogether, any of which could have a negative impact on its business.

Other Business Risks

The Company may engage in future acquisitions and may encounter difficulties in integrating the acquired businesses, and, therefore, may not realize the anticipated benefits of the acquisitions in the time frames anticipated, or at all.

From time to time, the Company may seek to grow through strategic acquisitions intended to complement or expand one or more of its business segments or to enable the Company to enter a new business.  The success of these transactions will depend in part on the Company’s ability to integrate the systems and personnel acquired in these transactions into its existing business without substantial costs, delays or other operational or financial problems.  The Company may encounter difficulties in integrating acquisitions with the Company’s operations or in separately managing a new business.  Furthermore, the Company may not realize the degree of benefits that the Company anticipates when first entering into a transaction, or the Company may realize benefits more slowly than it anticipates.  Any of these problems or delays could adversely affect the Company’s results of operations.

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

The market price for the Company’s common stock varied between a high of $62.66 and a low of $9.35 per share between May 1, 2008 and April 30, 2011.  This volatility may make it difficult for a shareholder to sell the Company’s common stock, and the sale of substantial amounts of the Company’s common stock could adversely affect the price of the common stock.  The Company’s stock price may continue to be volatile and subject to significant price fluctuations in response to market and other factors, including the other factors discussed in “Risk Factors”, and:

•	variations in the Company’s quarterly and annual operating results, which could be significant;

•	material announcements by the Company or the Company’s competitors;

•	sales of a substantial number of shares of the Company’s common stock; and

•	adverse changes in general economic or market conditions.

In addition to the factors discussed above, the Company’s common stock is often thinly traded, which means that large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock.  The average trading volume in the Company’s common stock on the New York Stock Exchange over the ten-day trading period ending on April 29, 2011 was approximately 1,250 shares per day.  Further, there have been, from time to time, significant “short” positions in the Company’s common stock, consisting of borrowed shares sold, or shares sold for future delivery, which may not have been borrowed.  Any attempt by the short sellers to liquidate their positions over a short period of time could cause significant volatility in the price of the Company’s common stock.

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

The Company has a principal shareholder, Nicholas G. Karabots, who, together with certain of his affiliates, currently owns approximately 58% of the Company’s outstanding common stock.  As a result, this principal shareholder, who is also a member of the Company’s Board of Directors, has the ability to elect all of the members of the Company’s Board of Directors.  Because of this voting power and his role as a director and a member of the Executive Committee of the Company’s Board of Directors, the principal shareholder could influence the Company to make decisions that might run counter to the wishes of the Company’s other shareholders generally.  In addition, a publishing company owned by the Company’s principal shareholder is also a significant customer of the Company’s Newsstand Distribution Services business, as well as a customer of its Subscription Fulfillment Services business, and, as a result, the shareholder may have business interests with respect to the Company that differ from or conflict with those of other holders of the Company’s common stock.

Although the Company has paid dividends in the past, no dividends have been paid since 2008; the Company has no regular dividend policy and offers no assurance of any future dividends.

The Company has paid no cash dividends on its common stock since fiscal year 2008.  The Board of Directors has stated that it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs.  No assurance is given that there will be any such future dividends declared.

The Company is currently a “controlled company” within the meaning of the New York Stock Exchange rules. As a result, the Company is exempt from certain corporate governance requirements and will not need to fully comply with those requirements until one year after the Company is no longer a “controlled company”.

Because Nicholas G. Karabots and certain of his affiliates together currently own more than 50% of the voting power of the Company’s common stock, the Company is considered a “controlled company” for the purposes of the rules and regulations of the New York Stock Exchange.  As such, the Company is permitted, and has elected, to opt out of the New York Stock Exchange requirements that would otherwise require its compensation and human resources committee to consist entirely of independent directors.  The Company has also opted not to have a nominating/corporate governance committee as required by the New York Stock Exchange for non-controlled companies.  At such time, if any, as the Company is no longer considered a “controlled company” for purposes of the rules and regulations of the New York Stock Exchange, those rules and regulations provide for a twelve month transition period during which the Company would not need to fully comply with the otherwise applicable requirements.  The Company will not be required to have entirely independent compensation and human resources and nominating/corporate governance committees until twelve months following the date on which it ceases to be a controlled company, although the Company would need to phase in independent members for each of these committees starting on the date that it ceases to be a controlled company.  While the Company remains a controlled company and during any transition period following the Company’s ceasing to be a controlled company, shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

The presence of a controlling shareholder of the Company, as well as certain provisions of Oklahoma law and the Company’s organic documents, may impede or discourage a takeover, which may have a limiting effect on the market price of the Company’s common stock.

The concurrence of the Company’s majority shareholder is needed for any third party to acquire control of the Company, even if a change in control would be beneficial to the Company’s other shareholders.

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

Item 1B.                      Unresolved Staff Comments

Not applicable.

Item 2.                         Properties

The Company’s executive offices are located in approximately 2,600 square feet of leased space in an office building in Princeton, New Jersey.  Real Estate operations are based in approximately 5,400 square feet of leased space in an office building in Rio Rancho, New Mexico.  In addition, other real estate inventory and investment properties are described in Item 1.  The Company’s Subscription Fulfillment Services operation is located in four owned or leased facilities in Palm Coast, Florida comprising approximately 248,000 square feet of space and is also serviced by an 84,000 square foot leased warehouse in St. Augustine, Florida.  Kable’s Newsstand Distribution Services and Product Services and other businesses are located in eleven owned or leased facilities comprising approximately 334,000 square feet of space, with the executive office located in New York City and other principal locations being in Mt. Morris, Illinois and Fairfield, Ohio.  The Company believes its facilities are adequate for its current requirements.

Item 3.                         Legal Proceedings

A. In June 2008, a lawsuit entitled Haan v. Kable News Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit, Ogle County, Illinois, against a subsidiary of the Company (“Kable News”) and other defendants by an insurance company as subrogee of the owner of a warehouse building leased to Kable News that was destroyed in a fire in December 2007.  Plaintiff’s claims were based upon allegations of negligence and willful and wanton misconduct.  In June 2010, Kable News’ motion to dismiss the claims against it was granted on substantive grounds.

In July 2010, plaintiff amended its complaint in the lawsuit to reallege its previously dismissed claims against Kable News, add an additional claim against it for intentional misconduct, and add the Company and two of its other subsidiaries as defendants based upon allegations of negligence and intentional misconduct.  Kable News, the Company and these other subsidiaries (together, the “Kable Defendants”) have moved for dismissal of the claims against them.

Also named as defendants in the lawsuit are a temporary staffing company that provided Kable News with an employee who is alleged to have had a role in causing the warehouse fire and an architectural and engineering company that is alleged to have provided a report regarding the lack of need for an operative sprinkler system at the warehouse.  These defendants have filed counterclaims for contribution and implied indemnity against the Kable Defendants, which the Kable Defendants have also moved to dismiss.

The damages being sought by plaintiff are not expected to exceed $1,200,000.  The Company’s liability insurance carrier has undertaken the defense of the Kable Defendants under a reservation of rights and the lawsuit is being vigorously defended.  The Company is not in a position to predict the outcome of the lawsuit.  Therefore, the range of possible loss is from zero to $1,200,000.

B.  In November 2008, a lawsuit entitled Alpinist, et al. v. Haan, et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit, Ogle County, Illinois, by a magazine publisher and a number of insurance companies as the subrogees of other magazine publishers.  The defendants were Kable News and the warehouse owner and the temporary staffing company referred to in the lawsuit description in A above.  The lawsuit sought damages for property stored by Kable News in the warehouse that was destroyed in the fire referred to in A above.  Subsequently, a third party claim for contribution was asserted by the warehouse owner against the architectural and engineering company referred to in A above and third party claims were asserted by the other defendants against Kable News, the

Company and two other subsidiaries of the Company.  Plaintiffs’ claims specific to Kable News are based on allegations of negligence, breach of contract and willful and wanton misconduct.  The lawsuit has been dismissed as to a number of plaintiffs without any damages being paid by Kable News.  There are two remaining plaintiffs and their damage claims total approximately $800,000.  Kable News is vigorously defending the lawsuit and in June 2010 its motion to dismiss the two plaintiffs’ claims against it on substantive grounds was granted.  The possibility of an appeal of the dismissal exists and the other defendants’ third party claims against Kable News, the Company and its other subsidiaries remain; however, in June 2011 the parties reached an agreement in principle to settle the lawsuit.  The Company’s liability insurance carrier has agreed to pay the share of the agreed upon settlement payment allocable to the Company and its subsidiaries.

C.  In December 2009, Kable News received a demand for arbitration by the American Arbitration Association from Nest, LLC, another publisher which had copies of magazines and a book stored at the warehouse that were destroyed in the fire referred to in A. above.  Claimant is seeking damages of $650,000 and is contending that the magazines were unique and artistic, that at the time of their destruction claimant was in the process of finalizing a contract for their sale, and that due to the special printing involved, the replacement cost is far in excess of the purchase price.  The property and casualty insurance carrier for Kable News is providing the defense in this proceeding.  Discovery of the basis for claimant’s alleged damages has yet to be completed.  The Company's property insurance carrier is providing the defense in this proceeding.  Kable News is vigorously defending the proceeding and believes it has meritorious defenses to the asserted value of the loss.  The arbitration hearing has yet to be scheduled.  The Company is not in a position to predict the outcome of this proceeding. Therefore, after considering the amount of available insurance coverage, the range of possible loss is from zero to $425,000.

D.  In March 2009, a civil action was commenced in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al.  Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines.  Anderson has alleged that magazine publishers and distributors, including a Company subsidiary, Kable Distribution Services, Inc. (“Kable Distribution”), conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort.  Anderson has asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy.  Damages have not been quantified, but would presumably be alleged to be substantial.  Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel.  Kable Distribution is vigorously defending the lawsuit and has moved, along with the other defendants, to dismiss the action.  Those motions were granted by an Opinion and Order dated August 2, 2010, by which Anderson was also denied leave to replead.  Anderson moved for reconsideration of the Opinion and Order and for permission to replead.  That motion was denied by an Order dated October 25, 2010.  Anderson’s attorneys have filed a Notice of Appeal in the U.S. Court of Appeals for the Second Circuit.  Briefs have been filed by all parties. No further activity is expected until the appeal is argued and decided.  The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses.

E.  In March 2010, an action was commenced in the United States District Court for the Southern District of Florida entitled vTRAX Technologies Licensing, Inc. v.  Siemens Communications, Inc., et al., in which a Company subsidiary, Palm Coast Data LLC (“Palm Coast”), is one of the defendants.  The complaint alleges that the plaintiff is the owner of a patent covering a method and computer program for the operation of a call center system and that the patent is being infringed by each of the defendants, and seeks injunctive relief and damages.  Palm Coast acquired its call center system from a co-defendant’s predecessor-in-interest.  Palm Coast has filed its answer denying infringement of the patent and has raised counterclaims challenging both the infringement allegations and the validity of the patent.  Discovery in the lawsuit has not been completed.  Palm Coast has vigorously defended the lawsuit.  In June 2011, the Court granted plaintiff’s counsel’s motion for leave to withdraw from the case.  Because the governing rules require corporations which are parties to a case to be represented by counsel, the Court then dismissed the plaintiff’s case without prejudice to its right to reassert its claim in a new lawsuit when it obtained counsel.  The Company is not in a position to predict if plaintiff will again bring its case or the outcome should the plaintiff do so nor to estimate the cost to the Company should plaintiff’s claim against Palm Coast be reasserted and upheld.

F.  On July 11, 2011, Kable Distribution was served with a summons and complaint in a lawsuit entitled Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC that has been brought in the Tribunal de Primera Instancia, Sala de San Juan, in Puerto Rico.  Kable Distribution’s co-defendant, Island Periodicals Puerto Rico, LLC, is a sub-distributor of magazines for Kable Distribution in Puerto Rico, a position formerly held by plaintiff.  In the lawsuit plaintiff has alleged that the termination by Kable Distribution of plaintiff’s former sub-distributorship arrangement with Kable Distribution was in breach of a contract between them, and therefore in violation of Puerto Rico Law 75, a statute that provides remedies to a dealer in property for the unjustified termination of its dealership arrangement.  Plaintiff is seeking damages from Kable Distribution in the amount of $2,000,000 and injunctive relief.  Kable Distribution’s co-defendant has indemnified it against the claims asserted by plaintiff.  Kable Distribution is vigorously defending the matter.  However, the lawsuit is in its earliest stage and it is too soon to offer a prediction as to its outcome or a range of possible losses.

G.  The Company and its subsidiaries are involved in various other claims and legal actions arising in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 4.                         [Reserved]

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Name	Office Held / Principal Occupation for Past Five Years	Age

Peter M. Pizza	Vice President and Chief Financial Officer of the Company since 2001;	60
	Vice President and Controller of the Company from 1997 to 2001.

Irving Needleman	Vice President, General Counsel and Secretary of the Company	73
	since November 2006. Of counsel to the law firm of McElroy, Deutsch,
	Mulvaney & Carpenter, LLP from September 2005 to October 2006.
	Partner in the law firm of Jacobs Persinger & Parker for more than one
	year prior to September 2005.

Michael P. Duloc	President and Chief Executive Officer of Kable Media Services, Inc.	54
	since June 1, 2007; President of Kable’s Newsstand Distribution
	Services business since 1996 and Chief Operating Officer of that business
	from that date until June 2007; President and Chief Operating Officer of
	Kable's Fulfillment Services business from 2000 until January 2007.

John F. Meneough	President of Palm Coast Data LLC since 2002 and President of its	63
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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”.  On June 30, 2011, there were approximately 820 holders of record of the common stock.  The range of high and low sales prices of the common stock for the last two fiscal years by quarter is presented below:

	FIRST		SECOND		THIRD		FOURTH
	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW

2011	$15.32	$11.90	$13.89	$9.96	$14.62	$9.64	$13.07	$9.35
2010	$20.60	$9.70	$15.39	$11.04	$14.79	$12.09	$15.75	$13.38

Dividend Policy

The Company has paid no cash dividends on its common stock since fiscal 2008. The Board of Directors has stated that it may consider special dividends from time to time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs. No assurance is given that there will be any such future dividends declared.

Equity Compensation Plan Information

See Item 12 of this annual report on Form 10-K that incorporates such information by reference from the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

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

	Year Ended April 30,
	2011(a)	2010(b)	2009(c)	2008	2007
	(In thousands, except per share amounts)
Financial Summary:
Revenues	$96,837	$120,498	$145,901	$172,061	$204,839
Income (Loss) from Continuing Operations	$(7,561)	$(9,480)	$(43,466)	$13,762	$46,697
Income (Loss) from Discontinued Operations, net of tax	$-	$-	$-	$(57)	$(1,591)
Net Income (Loss)	$(7,561)	$(9,480)	$(43,466)	$13,705	$45,106
Total Assets	$190,040	$211,509	$227,652	$284,951	$292,659

Capitalization:
Shareholders’ Equity	$78,946	$86,567	$96,281	$145,056	$160,004
Notes Payable	$23,985	$28,654	$37,936	$25,980	$32,299

Per Share:
Earnings (Loss) from Continuing Operations	$(1.26)	$(1.58)	$(7.25)	$2.20	$7.02
Income (Loss) from Discontinued Operations	$-	$-	$-	$(0.01)	$(0.24)
Earnings (Loss) -
Basic and Diluted	$(1.26)	$(1.58)	$(7.25)	$2.19	$6.78
Book Value	$13.17	$14.44	$16.06	$24.20	$24.05
Cash Dividend	$-	$-	$-	$1.00	$0.85

Shares Outstanding, End of Year	5,996	5,996	5,996	5,995	6,654

(a)
Includes pre-tax charges of $6,827 related to the impairment of certain real estate assets ($4,301 after tax, or $0.72 per share) and $3,893 related to the impairment of goodwill (with no tax benefit, or $0.65 per share).  See Note 9 to the consolidated financial statements included in this annual report on Form 10-K for further information.

(b)
Includes a pre-tax charge of $2,075 related to the impairment of certain real estate assets ($1,307 after tax, or $0.22 per share). See Note 9 to the consolidated financial statements included in this annual report on Form 10-K for further information.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the consolidated financial statements and accompanying notes.  All references in this Item 7 to 2011, 2010 and 2009 mean the Company’s fiscal years ended April 30, 2011, 2010 and 2009, unless otherwise qualified.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the reported amounts of revenues and expenses during the reporting periods.  Areas that require significant judgments and estimates to be made include: (i) the determination of revenue recognition for the Newsstand Distribution Services business, which is based on estimates of allowances for magazine returns to the Company from wholesalers and the offsetting returns of magazines by the Company to publishers for credit; (ii) allowances for doubtful accounts; (iii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, goodwill and assets held for sale; (v) actuarially determined benefit obligations and other pension plan accounting and disclosures; (vi) risk assessment of uncertain tax positions; (vii) the determination of the recoverability of net deferred tax assets; and (viii) legal contingencies.  Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas.  Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances.  The most critical assumptions made in arriving at these accounting estimates include the following: (i) Newsstand Distribution Services revenues represent commissions earned from the distribution of publications for client publishers, which are recorded by the Company at the time the publications go on sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605.  The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice.  Accordingly, the Company provides for estimated returns by charges to income that are determined on an issue-by-issue basis utilizing historical experience and current sales information.  The financial impact to the Company of a change in the sales estimate for magazine returns to it from its wholesalers is substantially offset by the simultaneous change in the Company’s estimate of its cost of purchases since it passes on the returns to publishers for credit. As a result, the effect of a difference between the actual and estimated return rates on the Company’s commission revenues is the amount of the commission attributable to the difference.  The effect of an increase or decrease in the Company’s estimated rate of returns of 1% during any period would be dependent upon the mix of magazines involved and the related selling prices and commission rates, but would generally result in a change in that period’s net commission revenues of approximately $100,000;  (ii) management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable;  (iii) real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred; (iv) asset impairment determinations (including goodwill, which is based on the fair value of reporting units) are based upon the intended use of assets and expected future cash flows; (v) benefit obligations and other pension plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on retirement plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality.  As of April 30, 2011, the effect of every 0.25% change in the investment rate of return on retirement plan assets would increase or decrease the pension expense by approximately $52,000 per year, and the effect of every 0.25% change in the discount rate would increase or decrease the subsequent year’s pension cost by approximately $36,000; (vi) the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; (vii) projected Company earnings for the recoverability of net deferred tax assets in the future and (viii) the Company is currently involved in legal proceedings which are described in Item 3 of this annual report on Form 10-K.  It is possible that the consolidated financial position or results of operations for any particular quarterly or annual period could be materially affected by an outcome of litigation that is significantly different from the Company’s assumptions.  The Company does not accrue for expected future legal costs for such proceedings.

RESULTS OF OPERATIONS

Year Ended April 30, 2011 Compared to Year Ended April 30, 2010

For 2011, the Company recorded a net loss of $7,561,000, or $1.26 per share, compared to a 2010 net loss of $9,480,000, or $1.58 per share.  The results for 2011 included pre-tax, non-cash impairment charges of $10,720,000 ($8,194,000 after tax, or $1.37 per share), reflecting the write-down of certain real estate assets ($6,827,000 before tax and $4,301,000, or $0.72 per share, after tax) and of all of the goodwill of the Company’s Newsstand Distribution Services business ($3,893,000 with no tax benefit, or $0.65 per share).  The results for 2010 included a pre-tax, non-cash impairment charge of $2,075,000 ($1,307,000 after tax, or $0.22 per share), reflecting the write-down of certain real estate assets.  Excluding the impairment charges in both years, the Company results for 2011 was a net loss of $632,000, or $0.11 per share, compared to a net loss of $8,173,000, or $1.36 per share, for 2010.  Revenues for 2011 were $96,837,000 compared to $120,498,000 in the prior year.

Revenues from land sales at AMREP Southwest decreased from $5,185,000 in 2010 to $1,780,000 in 2011.  Results for both periods were substantially lower than the Company has historically experienced in its principal market of Rio Rancho, New Mexico, due to a severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  The trend of declining permits for new home construction in Rio Rancho also continued, with 30% fewer single-family residential building permits issued during fiscal 2011 than in fiscal 2010.  Faced with these adverse conditions, many builders have slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots.  These factors reflected the steep decline in the Company’s sale of undeveloped land to both builders and investors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  The Company sold 22 acres of land in 2011 at an average selling price of $81,000 per acre compared to the sale of 56 acres of land in 2010 at an average selling price of $92,000, reflecting differences in the mix of the types of properties sold relative to the total acreage in each period.  The average gross profit percentage on land sales was 37% for 2011 compared to 40% for 2010.  As a result of these and other factors, including the nature and timing of specific transactions, revenues and related gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.  In addition, as noted above, AMREP Southwest recorded impairment charges in 2011 and 2010 due to appraisals of portions of AMREP Southwest real estate that in each year showed a significant deterioration in fair market value from the prior year.  Should the adverse real estate market conditions continue, AMREP Southwest may experience future impairment charges.

Revenues from the Company’s Media Services operations decreased from $115,016,000 for 2010 to $94,963,000 for 2011.  Magazine publishers are the principal customers of these operations, and they have continued to be impacted by the effects of the recent recession and also from increased competition from new media sources.  This has resulted in reduced subscription and newsstand sales, which in turn has caused certain publishers to close magazine titles or seek more favorable contract terms from Palm Coast and Kable and their competitors.  As a consequence of these and other factors and customer losses, revenues from Subscription Fulfillment Services operations decreased from

$92,022,000 for 2010 to $73,618,000 for 2011, primarily reflecting (i) customer losses and (ii) reduced and lost business that resulted from lower publisher customer volumes and a higher attrition of magazine titles than has been previously experienced.  Revenues from Newsstand Distribution Services operations decreased from $12,947,000 in 2010 to $11,030,000 in 2011, with the decrease due primarily to a decline in retail magazine sales through the newsstand distribution system.  Revenues from Product Services and Other increased from $10,047,000 in 2010 to $10,315,000 in 2011, primarily due to an increase in revenues from the temporary staffing business offset by a decrease in revenues from the specialty packaging business.

Although there are multiple revenue streams in the Subscription Fulfillment Services business, including revenues from the maintenance of customer computer files and the performance of other fulfillment-related activities, including telephone call center support and graphic arts and lettershop services, a customer generally contracts for and utilizes all available services as a total package, and the Company would not normally provide ancillary services to a customer unless it was also providing the core service of maintaining a database of subscriber names.  Thus, variations in Subscription Fulfillment Services revenues are the result of fluctuations in the number and sizes of customers rather than in the demand for a particular service. This is also true in the Newsstand Distribution Services business where there is only one primary service provided, which results in one revenue source, the commissions earned on the distribution of magazines.  The Company competes with other companies, including three much larger companies in the Newsstand Distribution Services business and one larger company in the Subscription Fulfillment Services business, and the competition for new customers is intense in both segments, which results in a price sensitivity that makes it difficult for the Company to increase its prices.

Operating expenses for the Company’s Media Services businesses were $77,972,000 (82.1% of related revenues) for 2011 compared to $104,662,000 (91.0% of related revenues) for 2010.  The decrease of $26,690,000 was primarily due to (i) a decrease of $15,412,000 related to payroll and benefits costs associated with the decreased revenue as well as from efficiencies achieved in the Company’s consolidation of its Subscription Fulfillment Services business, which is discussed two paragraphs below, and (ii) a decrease of $7,213,000 related to facilities and equipment costs, including depreciation, primarily as a result of the closure of the Colorado and Illinois Subscription Fulfillment Services locations also discussed below.

The Company recognized a pre-tax, non-cash impairment charge of $3,893,000 in the fourth quarter of 2011 reflecting the write-off of all of the goodwill of its Newsstand Distribution Services business segment.  The primary reasons for the fourth quarter goodwill impairment charge were the decrease in the Company’s total stock market capitalization to an amount that is less than its shareholders’ equity and the continued weakness of revenue trends in the newsstand distribution industry.  The current operating results and uncertain future expectations reflect the well-publicized decline in the magazine publishing industry, which represents the Newsstand Distribution Services segment’s customer base, as well as the recent recession in the U.S. economy and the uncertainty about that economy’s future.  The Company also considered that the Securities and Exchange Commission interprets a decline in stock market capitalization below its shareholders’ equity as indicating that goodwill should be tested for impairment.  As of April 30, 2011, the Company’s total market capitalization was below its shareholders’ equity for approximately ten months.  The goodwill impairment charge will have no effect on the day-to-day operations of its Newsstand Distribution Services business.

During 2011 the Company completed a project in which it consolidated its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida. This project has streamlined operations and created cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  Through April 30, 2011, the Company had incurred approximately $8,500,000 of non-recurring costs and $7,000,000 for capital expenditures related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company incurred restructuring costs of $561,000 and $6,018,000 for 2011 and 2010 and recognized $77,000 and $255,000 of income for incentives and other reimbursements related to the consolidation project for the same periods.  As a result, the Company reported net charges to operations of $484,000 and $5,763,000 related to restructuring for 2011 and 2010 which are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations.  See Note 15 of the consolidated financial statements for further details.  As of April 30, 2011 and 2010, the Company had accruals for future payments related to the consolidation project of $277,000 and $1,982,000, principally for severance and facilities consolidation.  Cash payments related to the project were $2,189,000 and $4,493,000 for 2011 and 2010.  There were no significant accrual reversals related to the consolidation project in any year.

The Company also had charges to operations that totaled $32,000 in 2011 for costs related to a 2007 warehouse fire, principally for legal costs.  During 2010, as a result of insurance reimbursements received, the Company recorded a net gain of $216,000 related to the fire.    The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.  See Note 15 of the consolidated financial statements for further details.

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

Interest and other revenues decreased $203,000 (68%) for 2011 compared to 2010, primarily due to a sale in 2010 of non-inventory assets which was not repeated in 2011.

Other operating expenses decreased $1,114,000 (43%) for 2011 compared to the prior year, primarily due to lower real estate tax expense resulting from the favorable settlement of a property tax appeal by AMREP Southwest.

General and administrative expenses of Media Services operations decreased $2,228,000 (19%) in 2011 compared to 2010, primarily due to the streamlined operations and increased efficiencies resulting from the Subscription Fulfillment Services business consolidation project.  Real estate operations and corporate general and administrative expenses increased $171,000 as costs associated with the evaluation of a “going private” proposal submitted to the Company by a major shareholder and subsequently withdrawn together with the filing of an S-1 Registration Statement were partially offset by a reduction in payroll and benefits resulting from reduced personnel.

The Company's effective tax rate was 29.8% in 2011 compared to 38.3% in 2010.  The difference between the statutory tax rate and the effective rate of the tax benefit was primarily due to (i) permanent items, the most significant being the charge against book income associated with non-tax deductible goodwill in 2011, and (ii) a reduction of liabilities related to unrecognized tax benefits due to the expiration of the statute of limitations on certain prior year tax benefits in both 2011 and 2010.

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

Revenues from land sales at AMREP Southwest decreased from $8,914,000 in 2009 to $5,185,000 in 2010.  AMREP Southwest continued to experience substantially lower land sales in its principal market of Rio Rancho, New Mexico than it had historically experienced due to the prolonged severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  The trend of declining permits for new home construction in Rio Rancho also continued, with 20% fewer single-family residential building permits issued during 2010 than in 2009.  The Company believed that this decline in new home construction reflected the persistently weak national and local New Mexico economies due to high unemployment levels, low consumer confidence, reduced credit availability and weak consumer spending, among other factors.  Faced with these adverse conditions, many builders slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots.  These factors also contributed to a steep decline in the Company’s sale of undeveloped land to both builders and investors.

The average selling price of land sold by the Company in Rio Rancho was $92,000 per acre in 2010 when 56 acres were sold and $60,200 per acre in 2009 when 148 acres were sold, reflecting differences in the mix of the types of properties sold relative to the total acreage in each period.  The average gross profit percentage on land sales was 40% for 2010 compared to 76% for 2009. The decrease in gross profit margin for 2010 was primarily attributable to one 2009 sale of approximately 50 acres of undeveloped land that contributed a gross profit of $3,825,000 (99%).   As a result of these and other factors, including the nature and timing of specific transactions, revenues and related gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.  In addition, in the fourth quarter of 2010, AMREP Southwest recorded an impairment charge for $2,075,000 related to real estate held in Colorado. The adjustment was required due to a then current appraisal that showed a significant deterioration in the fair market value of the property from a year ago.

Revenues from the Company’s Media Services operations decreased 16% from $136,206,000 for 2009 to $115,016,000 for 2010.  Magazine publishers, who are the principal customers of the Company’s Media Services operations, continued to suffer from reduced advertising revenues and lower subscription and newsstand sales during both periods, which caused some publishers to close magazine titles or seek more favorable terms from Media Services as well as its competitors.  Revenues from Subscription Fulfillment Services operations decreased from $115,964,000 for 2009 to $92,022,000 for 2010, primarily reflecting (i) customer losses and (ii) reduced and lost business that resulted from lower publisher customer volumes and a higher attrition of magazine titles than has been previously experienced.  Revenues from Newsstand Distribution Services increased from $12,400,000 for 2009 to $12,947,000 in 2010 with the increase due primarily to changes in product mix and some magazine cover prices increases.  Revenues from Product Services and Other increased from $7,842,000 for 2009 to $10,047,000 for 2010, primarily from the full year inclusion of a product repackaging business and a temporary staffing business that were acquired in 2009, whereas in 2009 the results of these businesses were included only from the date of their purchases in November 2008.  Media Services operating expenses decreased by $22,662,000 for 2010 compared to 2009, primarily attributable to a $11,894,000 reduction in wages and benefits associated with the revenue declines as well as from efficiencies resulting from a major project to consolidate the Subscription Fulfillment Services business which is discussed more fully below, partly offset by increased costs associated with the consolidation project, including the acceleration of depreciation and amortization of certain assets totaling $1,149,000, and the effect of the $6,500,000 write-off in respect of an uncollectible account receivable from the major newsstand distribution wholesaler in 2009 mentioned above with no similar event occurring in 2010.

During fiscal 2010, the Company continued a project previously announced in 2008 to consolidate its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, to streamline operations, improve service to clients and create cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  As of April 30, 2010, the Company had incurred approximately $6,300,000 for capital expenditures and $8,000,000 of non-recurring costs related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company recognized $255,000 and $293,000 of income for 2010 and 2009 for certain incentives related to the consolidation project, which was netted against restructuring costs of $6,018,000 and $1,414,000 for the same periods.  As a result, the Company reported net charges to operations of $5,763,000 and $1,121,000 related to the consolidation project for 2010 and 2009.  The items of income for incentives and of costs related to the consolidation project are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations.  As of April 30, 2010 and 2009, the Company had accruals for future payments related to the consolidation project of $1,982,000 and $713,000, principally for severance and facilities consolidation.  Cash payments related to the project were $4,493,000 and $554,000 for 2010 and 2009.  There were no significant accrual reversals in any year related to the consolidation project.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy.  AMREP Southwest finances its business from cash flow from operations and from loans made to it by its parent.  It also has a loan agreement (defined below as the ASW Credit Facility) that matures September 1, 2012, but it may not borrow any additional funds under this loan agreement.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Agreement) that matures May 12, 2013.  The Company’s Media Services businesses also rely on cash flow from operations to fund their working capital requirements, including cash flow made available through arrangements with customers and wholesalers that are subject to expiration and renegotiation from time to time.  The expiration without renewal or the termination of any of the credit facilities or arrangements could have a material adverse effect on the Company.

As a result of the cessation of certain operations in connection with the consolidation of the Company’s Subscription Fulfillment Services business, more than 20% of the Company’s employees who were active participants in the Company’s defined benefit pension plan as of the date of the announcement of the consolidation project were separated from employment.  As required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company notified the Pension Benefit Guaranty Corporation (the “PBGC”) of this occurrence.  Pursuant to ERISA regulations, the PBGC has the right to require the Company to accelerate the funding of certain accrued pension-related obligations (i) by making accelerated contributions to the Plan or (ii) by placing an amount in escrow or by furnishing a bond to the PBGC to insure payment, or instead (iii) the Company and the PBGC may enter into an alternative arrangement with respect to any such requirement.  The PBGC has advised the Company that its calculation of the unfunded liability, statutorily computed on a “termination basis” which amount differs from that computed for generally accepting accounting principles under ASC 715-30, was approximately $16.0 million as of the date the certain operations referred to above were deemed to have ceased, and as a result, the amount required to be contributed to the Plan or placed in escrow (or supported by a bond) is approximately $12.0 million.  The Company and its advisors are reviewing the PBGC’s calculations, and the Company will enter into discussions with the PBGC to seek an alternative arrangement; however, there is no assurance that a satisfactory alternative arrangement can be arrived at between the Company and the PBGC.  Either the alternative arrangement, if achieved, or the failure to reach an agreement on an alternative arrangement, could have a material adverse effect on the Company.

Cash Flows From Financing Activities

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at April 30, 2011 of $19,339,000, with principal payments due quarterly beginning on June 15,

2011 in installments of the greater of $625,000 or one-half of the net cash received (as defined) by AMREP Southwest during the quarterly periods ended on such dates from the sale of real estate, with the remaining principal due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.21% at April 30, 2011) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At April 30, 2011, the interest rate was 5.0% and the cash reserve balance was $686,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $51,612,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

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

The borrowers' obligations under the Media Services Credit Agreement are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Agreement may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At April 30, 2011, there were no outstanding borrowings under the Media Services Credit Agreement. The Media Services Credit Agreement requires the borrowers to meet certain covenants.

Other notes payable consist of $121,000 of equipment financing loans with maturity dates through April 2014 with an average interest rate of 7.47% and a $4,525,000 mortgage note payable on a warehouse with a maturity date of February 2018 with an interest rate of 6.35%.  The amount of Other notes payable due within one year totals $160,000.

Cash Flows From Operating Activities

Real estate receivables decreased from $1,195,000 at April 30, 2010 to $607,000 at April 30, 2011, primarily due to AMREP Southwest recognizing a $450,000 reserve for one receivable where the land collateralizing the receivable was believed to have decreased in value from the prior year.

Real estate inventory decreased from $80,375,000 at April 30, 2010 to $75,247,000 at April 30, 2011, primarily due to AMREP Southwest recording impairment charges of $6,377,000 on certain land held in Rio Rancho and Colorado as a result of current appraisals.

Intangible and other assets decreased from $18,953,000 at April 30, 2010 to $16,118,000 at April 30, 2011, reflecting amortization of these assets.  Property, plant and equipment decreased from $31,174,000 at April 30, 2010 to $28,150,000 at April 30, 2011, primarily due to depreciation charges.

Accounts payable and accrued expenses decreased from $79,969,000 at April 30, 2010 to $70,876,000 at April 30, 2011, primarily due to lower business volumes in the Newsstand Distribution Services business segment.

The unfunded pension liability of the Company’s frozen defined benefit pension plan increased from $12,075,000 at April 30, 2010 to $12,619,000 at April 30, 2011, primarily due to an increase in actuarial liabilities resulting from a reduction in the discount rate that was partly offset by an increase in the fair market value of the pension plan assets during the year as well as by Company contributions to the pension plan of $1,075,000.  The Company recorded other comprehensive losses of $60,000 in 2011 and $234,000 in 2010, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Cash Flows From Investing Activities

Capital expenditures for property, plant and equipment were approximately $1,012,000 and $2,884,000 in 2011 and 2010, primarily for building improvements in Palm Coast, Florida in both years.  The Company believes that it has adequate cash flows from operations and financing capability to provide for anticipated capital expenditures in fiscal 2012, most of which are expected to be in the Subscription Fulfillment Services business segment.

Future Payments Under Contractual Obligations

The table below summarizes significant contractual cash obligations as of April 30, 2011 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable	$23,985	$2,660	$17,118	$247	$3,960
Operating leases and other	9,841	3,512	5,729	600	-
Total	$33,826	$6,172	$22,847	$847	$3,960

Operating leases and other includes approximately $571,000 of uncertain tax positions and related accrued interest recorded in accordance with ASC 740-10 and the 2011 expected contribution of approximately $1,100,000 to the Company’s defined benefit pension plan.  Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and potential changes to U.S. pension funding legislation.  Operating leases and other also does not include any accelerated pension plan contributions that may be required by the PBGC as described above in the second paragraph under this Liquidity and Capital Resources section.  Refer to Notes 8, 11, 12, 16 and 17 to the consolidated financial statements included in this 2011 Form 10-K for additional information on long-term debt, pension contributions, taxes and commitments and contingencies.

NEW AND EMERGING ACCOUNTING STANDARDS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believes that none of them will have a material effect on the Company's financial statements.

SEGMENT INFORMATION

Information by industry segment is presented in Note 19 to the consolidated financial statements.  Industry segment information is prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions.  A number of assumptions and estimates are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments.  On an annual basis, management evaluates the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation.  Accordingly, the determination of “income from continuing operations before income taxes” of each segment as summarized in Note 19 to the consolidated financial statements is presented for informational purposes, and is not necessarily the amount that would be reported if the segment were an independent company.

IMPACT OF INFLATION

Operations of the Company can be impacted by inflation.  Within the industries in which the Company operates, inflation can cause increases in the cost of materials, services, interest and labor.  Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease.  Within the land development industry, the Company encounters particular risks.  A large part of the Company’s real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home.  If this situation were to exist, the demand for the Company’s land by these homebuilder customers could decrease.  In general, in recent years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company’s markets, and as a result the Company has not found the inflation risk to be a significant problem in any of its businesses.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act.  In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”.  Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the possible accelerated funding of the Company’s pension plan resulting from the plan’s partial termination, (ii) the Company’s ability to finance its future working capital and capital expenditure needs, (iii) the warehouse fire in Oregon, Illinois and the ultimate cost to resolve disputes related thereto, and (iv) other litigation matters.  The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2011 based upon the criteria set forth in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of April 30, 2011, internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
AMREP Corporation
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and Subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Cedar Rapids, Iowa
July 21, 2011

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2011 AND 2010
(Dollar amounts in thousands, except per share amount)

ASSETS	2011	2010

CASH AND CASH EQUIVALENTS	$25,756	$25,531

RECEIVABLES, net:
Real estate operations and other	607	1,195
Media services operations	28,125	33,175
	28,732	34,370

TAXES RECEIVABLE	-	2,126

REAL ESTATE INVENTORY	75,247	80,375

INVESTMENT ASSETS, net	11,139	12,474

PROPERTY, PLANT AND EQUIPMENT, net	28,150	31,174

INTANGIBLE AND OTHER ASSETS, net	16,118	18,953

DEFERRED INCOME TAXES	4,898	2,613

GOODWILL	-	3,893
TOTAL ASSETS	$190,040	$211,509
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$70,876	$79,969

NOTES PAYABLE: Amounts due within one year	2,660	24,052
Amounts subsequently due	21,325	4,602
	23,985	28,654

TAXES PAYABLE	43	-
OTHER LONG TERM LIABILITIES	3,571	4,244
ACCRUED PENSION COST	12,619	12,075

TOTAL LIABILITIES	111,094	124,942

SHAREHOLDERS’ EQUITY: Common stock, $.10 par value; shares authorized - 20,000,000; shares issued - 7,420,704 at April 30, 2011 and 2010	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	67,901	75,462
Accumulated other comprehensive loss, net	(9,140)	(9,080)
Treasury stock, 1,424,492 shares at April 30, 2011 and 2010, at cost	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	78,946	86,567
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$190,040	$211,509

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2011	2010	2009
REVENUES:
Real estate land sales	$1,780	$5,185	$8,914
Media services operations	94,963	115,016	136,206
Interest and other	94	297	781
	96,837	120,498	145,901

COSTS AND EXPENSES:
Real estate land sales	1,120	3,137	2,156
Operating expenses:
Media services operations	77,972	104,662	127,324
Real estate commissions and selling	223	368	342
Restructuring and fire recovery costs	516	5,547	1,050
Other	1,466	2,580	1,489
General and administrative:
Media services operations	9,385	11,613	12,694
Real estate operations and corporate	4,443	4,272	4,239
Impairment of assets	10,720	2,075	50,246
Interest expense, net of capitalized amounts	1,765	1,615	715
	107,610	135,869	200,255

LOSS BEFORE INCOME TAXES	(10,773)	(15,371)	(54,354)

BENEFIT FOR INCOME TAXES	(3,212)	(5,891)	(10,888)

NET LOSS	$(7,561)	$(9,480)	$(43,466)

LOSS PER SHARE - BASIC AND DILUTED	$(1.26)	$(1.58)	$(7.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,996	5,996	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total

BALANCE, April 30, 2008	7,420	$742	$46,085	$128,408	$(3,522)	$(26,657)	$145,056

Net loss	-	-	-	(43,466)	-	-	(43,466)
Other comprehensive loss	-	-	-	-	(5,324)	-	(5,324)
Total comprehensive loss							(48,790)
Exercise of stock options	1	-	15	-	-	-	15
BALANCE, April 30, 2009	7,421	742	46,100	84,942	(8,846)	(26,657)	96,281

Net loss	-	-	-	(9,480)	-	-	(9,480)
Other comprehensive loss	-	-	-	-	(234)	-	(234)
Total comprehensive loss							(9,714)
BALANCE, April 30, 2010	7,421	742	46,100	75,462	(9,080)	(26,657)	86,567

Net loss	-	-	-	(7,561)	-	-	(7,561)
Other comprehensive loss	-	-	-	-	(60)	-	(60)
Total comprehensive loss							(7,621)
BALANCE, April 30, 2011	7,421	$742	$46,100	$67,901	$(9,140)	$(26,657)	$78,946

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended April 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,561)	$(9,480)	$(43,466)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Impairment of assets	10,720	2,075	50,246
Depreciation and amortization	5,899	11,554	10,159
Non-cash credits and charges:
Loss on disposition of assets	54	74	114
Provision for (recoveries of) doubtful accounts	75	(721)	6,775
Pension accrual	447	1,032	34
Changes in assets and liabilities, excluding the effect of acquisitions:
Receivables	5,113	2,175	7,647
Real estate inventory	86	166	(4,313)
Taxes receivable	2,126	883	(3,009)
Other assets	913	1,947	(189)
Accounts payable and accrued expenses	(9,093)	540	(17,520)
Taxes payable	43	-	(980)
Deferred income taxes and long-term liabilities	(2,921)	(1,566)	(8,025)
Net cash provided by (used in) operating activities	5,901	8,679	(2,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant, and equipment	(1,012)	(2,884)	(5,212)
Proceeds from disposition of assets	5	-	-
Acquisition, net of cash acquired	-	-	(3,075)
Net cash used in investing activities	(1,007)	(2,884)	(8,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	51,791	26,982	54,136
Principal debt payments	(56,460)	(36,264)	(46,927)
Exercise of stock options	-	-	15
Net cash provided by (used in) financing activities	(4,669)	(9,282)	7,224

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	225	(3,487)	(3,590)
Cash and cash equivalents, beginning of year	25,531	29,018	32,608
Cash and cash equivalents, end of year	$25,756	$25,531	$29,018

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$1,787	$1,647	$694
Income taxes paid (refunded), net	$(2,459)	$(2,207)	$1,648

Non-cash transactions:
Repossession of real estate inventory	$-	$1,040	$6,979
Repossession of real estate investment assets	$-	$1,117	$1,125

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

            Fiscal year

The Company’s fiscal year ends on April 30.  All references to 2011, 2010 and 2009 mean the fiscal years ended April 30, 2011, 2010 and 2009, unless the context otherwise indicates.

            Revenue recognition

Real Estate - Land sales are recognized when all elements of ASC 360-20 are met, including when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold.  Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price.  In the event the buyer defaults on an obligation with respect to real estate inventory, the property is repossessed (“take-back lots”).  When repossessed, take-back lots are taken into inventory at fair market value less estimated costs to sell.  Fair market value is supported by current third party appraisals.

Cost of land sales includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs (such as roads, sewers and amenities) associated with the entire project.  Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete.  The allocation of costs is based on the relative fair value of the property before development.  Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates.

Media Services - Revenues from Media Services operations include revenues from magazine subscription fulfillment, the distribution of periodicals and other products and activities. Revenues from Subscription Fulfillment Service activities represent fees from the maintenance of computer files for customers and other fulfillment activities including customer telephone support, product services, and graphic arts and lettershop services, all of which are billed and earned monthly as the services are provided.  In accordance with ASC 605-45, certain reimbursed postage costs are accounted for on a net basis.  Newsstand Distribution Services revenues principally represent commissions earned from the distribution of publications for client publishers and are recorded by the Company at the time the publications go on sale at the retail level, in accordance with ASC 605-15.  Because the publications are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing industry practice, the Company provides for estimated returns from wholesalers at the time the publications go on sale by charges to income that are based on historical experience and the most recent sales data for publications on an issue-by-issue basis, and then simultaneously provides for estimated credits from publishers for the related returns.  Accordingly, revenues represent the difference between the Company’s estimates of its net sales to wholesalers and its net purchases from publisher clients.  Estimates are continually re-evaluated throughout the sales process, and final settlement is typically made 90 days after a magazine’s “off-sale” date.

            Cash and cash equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of ninety days or less and are readily convertible into cash.

            Receivables

Receivables are carried at original invoice or closing statement amounts less estimates made for doubtful receivables and, in the case of Newsstand Distribution Services receivables, return allowances.   Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts and by using historical experience applied to an aging of accounts.  A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than ninety days.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.

Receivables for the Newsstand Distribution Services business are based on estimates of allowances for magazine returns to the Company from wholesalers and the offsetting return of magazines by the Company to publishers for credit and are determined on an issue-by-issue basis utilizing historical experience and current sales information.

            Real estate inventory

The Company accounts for its real estate inventories under ASC 360-10, “Property, Plant and Equipment – Overall” (“ASC 360-10”).  Land and improvements on land held for future development or sale are stated at the lower of accumulated cost (except in certain instances where inventory is repossessed as discussed above under “Revenue recognition”), which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes, or fair market value less estimated costs to sell.

            Investment assets

Investment assets primarily consist of investment land, which represents vacant, undeveloped land not held for development or sale in the normal course of business, and is stated at the lower of cost or fair market value less estimated costs to sell.

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

Goodwill is not amortized, but is reviewed at the reporting unit level for impairment annually or more frequently if indications of impairment exist.  An impairment charge is generally recognized when the estimated fair value of a reporting unit is less than its carrying amount, including goodwill.  Based on reviews completed as of each year end, the Company recorded non-cash, goodwill impairment charges of $3,893,000 in 2011 and $50,246,000 in 2009 (see Note 9).  There were no impairment charges related to goodwill in 2010.

Long-lived assets

ASC 360-10 requires that long-lived assets, including real estate inventory, investment assets and property, plant and equipment, be evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.  The amount of impairment would be equal to the difference between the carrying value of an asset and its fair value using a discounted cash flow model.

For real estate development projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about sales prices and holding periods.  The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions.  Due to the subjective nature of the estimates and assumptions used in determining future cash flows, the continued weakness in the real estate market and the uncertainty in the banking and credit markets, actual results could differ materially from current estimates.

During 2011 and 2010, the Company recorded impairment charges of $1,167,000 and $2,075,000 related to certain real estate inventory held in Colorado.  In addition, during 2011, the Company recorded impairment charges of $5,209,000 related to certain real estate inventory consisting of take-back lots and lots repurchased in Rio Rancho.  There was no impairment charge related to real estate inventory in 2009.  See Note 9 for additional details.

Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured by using currently enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.  The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share is computed assuming the issuance of common shares for all dilutive stock options outstanding (using the treasury stock method) during the reporting period.  There were no stock options outstanding at April 30, 2011; stock options outstanding at April 30, 2010 and 2009 were anti-dilutive and therefore excluded from the computation of earnings per share.

Pension plan

The Company recognizes the over-funded or under-funded status of its defined benefit retirement plan as an asset or liability as of the date of its year-end statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources.  Comprehensive income (loss) is the total of net income and other comprehensive income (loss) that, for the Company, is comprised entirely of the minimum pension liability net of the related deferred income tax effect.

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Significant estimates that affect the financial statements include, but are not limited to, (i) the determination of revenue recognition for the Newsstand Distribution Services business, which is based on estimates of allowances for magazine returns to the Company from wholesalers and the offsetting returns of magazines by the Company to publishers for credit; (ii) allowances for doubtful accounts; (iii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, goodwill and assets held for sale; (v) actuarially determined benefit obligations and other pension plan accounting and disclosures; (vi) risk assessment of uncertain tax positions; (vii) the determination of the recoverability of net deferred tax assets; and (viii) legal contingencies.  The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances.  Actual results could differ from these estimates.

New and emerging accounting standards

The Company has evaluated and believes all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believes that none of them will have a material effect on the Company's financial statements.

(2)        RECEIVABLES:

Receivables consist of:	April 30,
	2011	2010
	(Thousands)
Real estate operations and corporate:
Mortgage notes and other receivables	$1,057	$1,266
Less allowance for doubtful accounts	(450)	(71)
	$607	$1,195
Media services operations (maturing within one year):
Subscription Fulfillment Services	$13,780	$17,727
Newsstand Distribution Services, net of estimated returns	13,226	14,112
Product Services and Other	1,961	2,165
	28,967	34,004
Less allowance for doubtful accounts	(842)	(829)
	$28,125	$33,175

The Company extends credit to various companies in its real estate and Media Services businesses that may be affected by changes in economic or other external conditions.  Financial instruments that may potentially subject the Company to a significant concentration of credit risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry.  Approximately 46% of media services net accounts receivable were due from three wholesalers at April 30, 2011 and 2010.  As a result of the concentration of accounts receivable in three wholesalers, the Company could be adversely affected by adverse changes in their financial condition or other factors negatively affecting these companies.  As industry practices allow, the Company’s policy is to manage its exposure to credit risk through credit approvals and limits and, on occasion (particularly in connection with real estate sales), the taking of collateral.  The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information.

Real estate mortgage notes receivable at April 30, 2011 bear interest at rates ranging from 8.50% to 10.25% and result primarily from land sales.  Fiscal year maturities of principal on real estate receivables at April 30, 2011 were as follows: 2012 - $542,000; 2013 - $65,000; and thereafter - none.  The net principal amount due of $607,000 includes a receivable with a principal balance of $901,000 that was due in 2010; however, an impairment reserve of $450,000 was charged against the delinquent mortgage receivable as a result of the impairment of the underlying collateral.

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

Newsstand Distribution Services accounts receivable were net of estimated magazine returns of $50,736,000 in 2011 and $48,008,000 in 2010.  In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the ultimate credit risk of non-collection of amounts due from the customers to which the Company distributes the publisher’s magazines under this arrangement.  Accounts receivable subject to this arrangement ($16,574,000 at April 30, 2011 and $15,840,000 at April 30, 2010) were netted against the related accounts payable due the publisher on the accompanying balance sheets. Media Services receivables collateralize line-of-credit arrangements utilized for that business’ operations, see Note 8.

Media Services operations provide services to publishing companies owned or controlled by a major shareholder and member of the Board of Directors.  Commissions and other revenues earned on these transactions represented approximately 2% of consolidated revenues in 2011, 2010 and 2009.

(3)        REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development.  Accumulated capitalized interest costs included in real estate inventory at April 30, 2011 and 2010 were $3,964,000 and $3,965,000.  Interest expense in the accompanying financial statements is shown net of interest capitalized.  Interest costs capitalized during 2011, 2010 and 2009 were $0, $75,000 and $697,000.   Accumulated capitalized real estate taxes included in the real estate inventory at April 30, 2011 and 2010 were $1,805,000 and $1,814,000.  Real estate taxes capitalized during 2011, 2010 and 2009 were $0, $21,000 and $43,000.  Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $10,000, $10,000 and $35,000 in 2011, 2010 and 2009.

During 2010 and 2009, the Company accepted deeds in lieu of foreclosure related to delinquent mortgage notes receivable on previously sold real estate inventory totaling $1,040,000 and $6,979,000, which included accrued interest, and recorded the fair value of assets received less estimated costs to sell as real estate inventory.  The fair value of the asset received was based on property appraisals.  During 2011, further adjustments to the recorded value of take-back lots were charged to operations, see Note 9.  The Company did not accept any deeds in lieu of foreclosure in 2011.

A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico.  As a result of this geographic concentration, the Company has been affected by changes in economic conditions in that region.

(4)        INVESTMENT ASSETS:

Investment assets consist of:	April 30,
	2011	2010
	(Thousands)

Land held for long-term investment	$10,646	$11,981

Other	753	794
Less accumulated depreciation	(260)	(301)
	493	493
	$11,139	$12,474

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale and, as such, is no longer being depreciated.

During 2010 and 2009, the Company accepted deeds in lieu of foreclosure related to delinquent mortgage notes receivable on previously sold investment assets totaling $1,117,000 and $1,125,000, which included accrued interest, and recorded the fair value of assets received less estimated costs to sell as investment assets.  During 2011, further adjustments to the recorded value of take-back lots were charged to operations, see Note 9.  The Company did not accept any deeds in lieu of foreclosure in 2011.

There was no depreciation of investment assets charged to operations in 2011 and there was depreciation of investment assets charged to operations of $17,000 and $19,000 in 2010 and 2009.

(5)        PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:	April 30,
	2011	2010
	(Thousands)

Land, buildings and improvements	$29,344	$29,144
Furniture and equipment	22,593	40,567
	51,937	69,711
Less accumulated depreciation	(23,787)	(38,537)
	$28,150	$31,174

Depreciation of property, plant and equipment charged to operations amounted to $3,977,000, $6,292,000 and $6,182,000 in 2011, 2010 and 2009.

(6)        INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of:

	April 30, 2011		April 30, 2010
	(Thousands)
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,964	$1,675	$1,666	$1,356
Deferred order entry costs	1,785	-	2,772	-
Prepaid expenses	3,252	-	3,661	-
Customer contracts and relationships	15,000	5,362	15,000	4,112
Other	1,695	541	2,042	720
	$23,696	$7,578	$25,141	$6,188

Software development costs include internal and external costs of the development of new or enhanced software programs and are generally amortized over five years.  Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.  Customer contracts and relationships are amortized on a straight line basis over twelve years.

Amortization related to Intangible and other assets was $1,922,000, $5,245,000 and $3,958,000 in 2011, 2010 and 2009.  The increase in amortization charges for 2010 was directly related to the project to consolidate the Company’s fulfillment services business operations (see Note 15) which accelerated the amortization of certain software development costs and which resulted in many of these costs being fully amortized in 2010.  Amortization of intangible and other assets for each of the next five fiscal years is estimated to be as follows: 2012 - $1,800,000; 2013 - $1,700,000; 2014 - $1,400,000; 2015 - $1,400,000; and 2016 - $1,400,000.

(7)        ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:	April 30,
	2011	2010
	(Thousands)

Publisher payables, net	$60,425	$64,803
Accrued expenses	3,486	5,643
Trade payables	2,608	3,311
Other	4,357	6,212
	$70,876	$79,969

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $46,643,000 and $44,092,000 at April 30, 2011 and 2010.  Pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the Company netted $16,574,000 and $15,840,000 of accounts receivable against the related accounts payable at April 30, 2011 and 2010, see Note 2.

(8)        NOTES PAYABLE:

Notes payable consist of:	April 30,
	2011	2010
	(Thousands)
Credit facilities: Real estate operations and other	$19,339	$22,500
Media services operations	-	1,354
Other notes payable	4,646	4,800
	$23,985	$28,654

Fiscal year maturities of principal on notes outstanding at April 30, 2011 were as follows: 2012 - $2,660,000; 2013 - $17,005,000; 2014 - $113,000; 2015 - $120,000; 2016 - $127,000; and thereafter - $3,960,000.

Lines-of-credit and other arrangements

Real Estate – AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at April 30, 2011 of $19,339,000, with principal payments due quarterly beginning on June 15, 2011 in installments of the greater of $625,000 or one-half of the net cash received (as defined) by AMREP Southwest during the quarterly periods ended on such dates from the sale of real estate, with the remaining principal due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.21% at April 30, 2011) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At April 30, 2011, the interest rate was 5.0% and the cash reserve balance was $686,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $51,612,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

Media Services – In May 2010, Media Services entered into a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Agreement”), replacing another lender whose facility had matured May 1, 2010.  The Media Services Credit Agreement, which matures May 12, 2013, provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services

Credit Agreement are being used for Media Services working capital needs and general business purposes and, subject to the Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Agreement.

The borrowers’ obligations under the Media Services Credit Agreement are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Agreement may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At April 30, 2011, there were no outstanding borrowings under the Media Services Credit Agreement. The Media Services Credit Agreement requires the borrowers to meet certain covenants.

Other notes payable consist of $121,000 of equipment financing loans with maturity dates through April 2014 with an average interest rate of 7.47% and a $4,525,000 mortgage note payable on a warehouse with a maturity date of February 2018 with an interest rate of 6.35%.  The amount of Other notes payable due within one year totals $160,000.

(9)	IMPAIRMENT OF ASSETS

Real Estate – During 2011, the carrying value of certain real estate inventory consisting of take-back and re-purchased lots located in Rio Rancho was adjusted from $12,172,000 to fair value of $7,022,000, less estimated costs to sell, resulting in an impairment charge of $5,209,000.  In addition, certain real estate inventory located in Colorado with a carrying amount of $4,133,000 was adjusted to its fair value of $3,010,000, less estimated costs to sell, resulting in an impairment charge of $1,168,000.  During 2010, that same Colorado real estate inventory was adjusted to its then fair value, less estimated costs to sell, resulting in an impairment charge of $2,075,000.  In addition, during 2011, an impairment reserve of $450,000 was charged against a delinquent mortgage receivable with a face amount of $901,000 as a result of the impairment of the underlying real estate collateral.  The impairment charges in 2011 and 2010 were included in results of operations and are the result of appraisals that showed deterioration in the fair market values of the properties from the prior year.

Goodwill – Goodwill impairment is determined using a two-step process.  The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill.  In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis.  Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows.  The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans for years beyond the current reporting period.  Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.  In addition, when a DCF analysis is used as the primary method for determining fair value, the Company assesses the reasonableness of its determined fair values by reference to other fair value indicators where available, such as comparable company public trading values, research analyst estimates and values observed in private market transactions.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment loss, if any.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company also takes into consideration that the Securities and Exchange Commission interprets a decline in stock market capitalization below its shareholders’ equity as indicating that goodwill should be tested for impairment.  As of April 30, 2011, the Company’s total market capitalization was below its shareholders’ equity for approximately ten months.

The goodwill impairment test performed as of April 30, 2011 resulted in the Company recording a non-cash impairment charge related to all of the goodwill of its Newsstand Distribution Services segment of $3,893,000 in 2011.  The primary reasons for the goodwill impairment charge were the decrease in the Company’s total market capitalization to an amount that is less than its shareholders’ equity and the continued uncertainty of revenue trends of the newsstand distribution industry.  The current operating results and uncertain future expectations reflect the well-publicized decline in the magazine publishing industry, which represents the Newsstand Distribution Services segment’s customer base, as well as the recent recession that impacted the U.S. economy and consumers and the uncertainty about the economy’s future.  There were no previous goodwill impairment charges recorded in this segment.

The goodwill impairment test performed as of April 30, 2009 resulted in the Company recording a non-cash impairment charge related to all of the goodwill of its Subscription Fulfillment Services segment of $50,246,000 in 2009.  The deterioration of the economy during 2009, particularly with respect to the publishing industry that represents that segment’s main customer base, resulted in lower than expected full year 2009 operating results due to lower customer volumes and higher attrition than had previously been experienced.  These operating results, along with near-term expectations that were in line with current business trends and significant uncertainty about when the economy would recover, caused significant changes to projected cash flows from prior expectations, which in turn resulted in the impairment charge.  There were no previous goodwill impairment charges recorded in this segment.

In connection with the goodwill impairment charge in 2009, the Company recorded a deferred income tax benefit of $8,689,000 relating to $23,483,000 of tax deductible goodwill.  The $26,763,000 of non-tax deductible goodwill created a permanent difference of $9,367,000 in 2009.   In addition, the $3,893,000 goodwill impairment charge in 2011 created a permanent difference of $1,393,000 (see Note 12).

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

Fair value on a non-recurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is the asset or liability is not measured at fair value on an ongoing basis but is subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment).  The following presents assets carried on the balance sheet by caption and by level within the fair value hierarchy (as described above) as of April 30, 2011 and 2010, for which a non-recurring change in fair value has been recorded during the years then ended (in thousands):

2011:	Level 1	Level 2	Level 3	Impairment Loss Recorded

Mortgage note receivable	$-	$-	$451	$450
Real estate inventory	$-	$-	$9,928	$6,376
Goodwill	$-	$-	$-	$3,893

2010:

Real estate inventory	$-	$-	$4,190	$2,075

During 2011, certain real estate inventory with a carrying amount of $16,304,000 was written down to its fair value of $10,032,000, less estimated costs to sell, resulting in an impairment charge of $6,376,000.  In addition, during 2011, an impairment reserve of $450,000 was charged against a delinquent mortgage receivable with a face amount of $901,000 as a result of the impairment of the underlying real estate collateral.  Also in 2011, the Company recorded an impairment charge of $3,893,000 related to all of the goodwill of its Newsstand Distribution Services segment.  During 2010, certain real estate inventory with a carrying amount of $6,202,000 was written down to its fair value of $4,190,000, less estimated costs to sell, resulting in an impairment charge of $2,075,000.  Both the 2011 and 2010 impairment charges were included in results of operations for each period.  For additional detail on valuation techniques and reasons for the measurements, see Note 9.

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

The carrying amounts of cash and cash equivalents, media services trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it re-prices when market interest rates change.

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $562,000 and $1,238,000 versus carrying amounts of $567,000 and $1,243,000 at April 30, 2011 and 2010.  The estimated fair value of the Company’s long-term, fixed-rate notes payable was $5,067,000 and $6,648,000 versus carrying amounts of $4,646,000 and $6,154,000 at April 30, 2011 and 2010.

(11)	BENEFIT PLANS:

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004.  Prior to that date it had covered substantially all full-time employees and provided benefits based upon a percentage of the employee’s annual salary.  As a result of the cessation of certain operations in connection with the consolidation of the Company’s Subscription Fulfillment Services business, more than 20% of the Company’s employees who were active participants in the Company’s defined benefit pension plan as of the date of the announcement of the consolidation project were separated from employment.  As required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company notified the Pension Benefit Guaranty Corporation (the “PBGC”) of this occurrence.  Pursuant to ERISA regulations, the PBGC has the right to require the Company to accelerate the funding of certain accrued pension-related obligations (i) by making accelerated contributions to the Plan or (ii) by placing an amount in escrow or by furnishing a bond to the PBGC to insure payment, or instead (iii) the Company and the PBGC may enter into an alternative arrangement with respect to any such requirement.  The PBGC has advised the Company that its calculation of the unfunded liability, statutorily computed on a “termination basis” which amount differs from that computed for generally accepting accounting principles under ASC 715-30, was approximately $16.0 million as of the date the certain operations referred to above were deemed to have ceased, and as a result, the amount required to be contributed to the Plan or placed in escrow (or supported by a bond) is approximately $12.0 million.  The Company and its advisors are reviewing the PBGC’s calculations, and the Company intends to enter into discussions with the PBGC to seek an alternative arrangement; however, there is no assurance that a satisfactory alternative arrangement can be arrived at between the Company and the PBGC.  Either the alternative arrangement, if achieved, or the failure to reach an agreement on an alternative arrangement, could have a material adverse effect on the Company.  The following tables summarize the balance sheet impact as well as the benefit obligations, assets, funded status and assumptions associated with the retirement plan.

Net periodic pension cost for 2011, 2010 and 2009 was comprised of the following components:

	Year Ended April 30,
	2011	2010	2009
		(Thousands)
Interest cost on projected benefit obligation	$1,706	$1,918	$1,806
Expected return on assets	(1,565)	(1,307)	(2,077)
Plan expenses	227	190	253
Recognized net actuarial loss	1,155	1,160	291
Total cost recognized in pretax income	1,523	1,961	273
Cost recognized in pretax other comprehensive income	96	389	8,586
Net periodic pension cost	$1,619	$2,350	$8,859

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1,145,000, $0 and $0, respectively.  Assumptions used in determining net periodic pension cost and the benefit obligations were:

	Year Ended April 30,
	2011	2010	2009

Discount rate used to determine net periodic pension cost	5.44%	7.08%	6.42%
Discount rate used to determine pension benefit obligation	5.05%	5.44%	7.08%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The following table sets forth changes in the plan’s benefit obligations and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheets (in thousands):

	April 30,
	2011	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$32,568	$28,247	$29,270
Interest cost	1,706	1,918	1,806
Actuarial (gain) loss	2,861	4,833	(529)
Benefits paid	(2,585)	(2,430)	(2,300)
Benefit obligation at end of year	$34,550	$32,568	$28,247

Change in plan assets:
Fair value of plan assets at beginning of year	$20,493	$17,582	$27,225
Company contributions	1,075	940	240
Actual return on plan assets	3,168	4,628	(7,393)
Benefits paid	(2,585)	(2,430)	(2,300)
Plan expenses	(220)	(227)	(190)
Fair value of plan assets at end of year	$21,931	$20,493	$17,582
Funded (underfunded) status:	$(12,619)	$(12,075)	$(10,665)

Recognition of underfunded status:
Accrued pension cost	$(12,619)	$(12,075)	$(10,665)

The funded status of the plan is equal to the net liability recognized in the consolidated balance sheet.  The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	2011	2010	2009
Pre-tax accumulated comprehensive loss	$14,897	$14,800	$14,423

The following table summarizes the changes in accumulated other comprehensive loss related to the plan for the years ended April 30, 2011 and 2010 (in thousands):

	Pension Benefits
	Pre-tax	Net of Tax

Accumulated comprehensive loss, May 1, 2009	$14,423	$8,846
Net actuarial loss	1,537	953
Amortization of net loss	(1,160)	(719)
Accumulated comprehensive loss, April 30, 2010	14,800	9,080
Net actuarial loss	1,252	776
Amortization of net loss	(1,155)	(716)
Accumulated comprehensive loss, April 30, 2011	$14,897	$9,140

The Company recorded other comprehensive income (loss), net of tax, of ($60,000) in 2011, ($234,000) in 2010 and ($5,324,000) in 2009 to account for the net effect of changes to the unfunded pension liability.

The average asset allocation for the retirement plan by asset category was as follows:

	April 30,
	2011	2010
Equity securities	79%	78%
Fixed income securities	18	18
Other (principally cash and cash equivalents)	3	4
Total	100%	100%

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

The Company funds the retirement plan in compliance with IRS funding requirements.  The Company’s contributions to the plan totaled $1,075,000, $940,000 and $240,000 in 2011, 2010 and 2009.  The Company expects to make required contributions of approximately $1,100,000 to the retirement plan in fiscal year 2012, in accordance with minimum funding requirements as computed by the plan actuary, subject to discussions with the PBGC as discussed in the first paragraph of this Note 11.

The amount of future annual benefit payments is expected to be between $2,400,000 and $2,600,000 in fiscal years 2012 through 2016, and an aggregate of approximately $12,300,000 is expected to be paid in the fiscal five-year period 2017 through 2021.

The Company has adopted the disclosure requirements in ASC 715, which requires additional fair value disclosures consistent with those required by ASC 820. The following is a description of the valuation methodologies used for retirement plan assets measured at fair value:  Common stock – valued at the closing price reported on the New York Stock Exchange; Corporate bonds and debentures – valued at the closing price reported in the active market in which the bond is traded; and, U.S. Treasury and government agency securities – valued at the closing price reported in the active market in which the security is traded.

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

The following tables set forth by level within the fair value hierarchy the retirement plan’s assets at fair value as of April 30, 2011 and 2010 (in thousands):

2011:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$625	$625	$-	$-
Investments at fair value:
Equity securities	17,311	17,311	-	-
Corporate bonds and debentures	1,815	1,815	-	-
U.S. Treasury and government agency securities	2,180	2,180	-	-
Total assets at fair value	$21,931	$21,931	$-	$-

2010:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$762	$762	$-	$-
Investments at fair value:
Equity securities	15,963	15,963	-	-
Corporate bonds and debentures	2,583	2,583	-	-
U.S. Treasury and government agency securities	1,185	1,185	-	-
Total assets at fair value	$20,493	$20,493	$-	$-

Savings and salary deferral plans

The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which all full-time employees (other than Palm Coast employees) with more than one year of service are eligible to participate and contribute to through salary deductions.  The Company may make discretionary matching contributions, subject to the approval of its Board of Directors.  During the year ending April 30, 2009, the Company matched 66.67% of employee contributions not in excess of 6% of eligible compensation.  Effective May 1, 2009, the Company suspended the matching contribution to the plan.

The Company also has a 401(k) plan in which originally all Palm Coast employees with more than six months of service were eligible to participate and contribute to through salary deductions.  During the period from the acquisition of Palm Coast through April 30, 2009, pursuant to a mandatory matching provision in the plan, the Company matched 50% of the employee contributions not in excess of 6% of eligible compensation.  In April 2009, the Company amended the plan making the matching provision optional and requiring an employee to have one year of service for participation in the plan.  Effective May 1, 2009, the Company suspended the matching contribution to the plan.

The Company's matching contribution to the two plans was $1,181,000 in 2009.

Equity compensation plan

The Company adopted the 2006 Equity Compensation Plan in September 2006 that provides for the issuance of up to 400,000 shares of common stock of the Company pursuant to options, grants or other awards made under the plan.  As of April 30, 2011, the Company had not issued any options, grants or other awards under the plan.

Stock option plan

The Company had a stock option plan that provided for the automatic issuance of an option to purchase 500 shares of common stock to each non-employee director annually at the fair market value at the date of grant.  The options were exercisable in one year and expired five years after the date of grant.  The Board of Directors terminated the plan following the annual grants that were made in September 2005, and all remaining options outstanding at April 30, 2010 expired in September 2010 with none being exercised.

A summary of activity in the Company’s stock option plan is as follows:

	Year Ended April 30,
	2011		2010		2009
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price
Options outstanding at beginning of year	2,000	$24.88	3,500	$21.74	4,500	$20.28

Granted	-	-	-	-	-	-
Exercised	-	-	-	-	(1,000)	$15.19
Expired or canceled	(2,000)	-	(1,500)	-	-	-
Options outstanding at
end of year	-	-	2,000	$24.88	3,500	$21.74

Available for grant at
end of year	-		-		-
Options exercisable at end of year	-		2,000		3,500
Range of exercise prices for options exercisable at end of year	-		$24.88		$17.55 to $24.88

The weighted average remaining contractual lives of options outstanding at April 30, 2010 and 2009 were 0.5 and 1.0.  The total intrinsic value of options exercised during the year ended April 30, 2009 was $39,000, determined as of the date of option exercise.

(12)      INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended April 30,
	2011	2010	2009
		(Thousands)
Current:
Federal	$(606)	$(2,811)	$(3,169)
State and local	4	96	305
	(602)	(2,715)	(2,864)
Deferred:
Federal	(2,277)	(3,401)	(6,746)
State and local	(333)	225	(1,278)
	(2,610)	(3,176)	(8,024)
Total provision (benefit) for income taxes	$(3,212)	$(5,891)	$(10,888)

The components of the net deferred income taxes are as follows:

	April 30,
	2011	2010
	(Thousands)
Deferred income tax assets:
State tax loss carryforwards	$3,971	$4,109
Accrued pension costs	4,547	4,597
Federal NOL carryforward	2,399	1,790
Vacation accrual	740	884
Intangibles and deductible goodwill	8,159	8,935
Real estate basis differences	790	-
Other	-	225
Total deferred income tax assets	$20,606	$20,540

	April 30,
	2011	2010
	(Thousands)
Deferred income tax liabilities:
Real estate basis differences	$-	$(1,793)
Reserve for periodical returns	(1,812)	(1,732)
Depreciable assets	(4,867)	(4,865)
Deferred gains on investment assets	(5,249)	(5,044)
Capitalized costs for financial reporting purposes, expensed for tax	(810)	(1,330)
Other	(88)	-
Total deferred income tax liabilities	(12,826)	(14,764)

Valuation allowance for realization of state tax loss carryforwards	(2,882)	(3,163)
Net deferred income tax asset	$4,898	$2,613

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company's actual tax provision:

	Year Ended April 30,
	2011	2010	2009
		(Thousands)
Computed tax provision (benefit) at statutory rate	$(3,770)	$(5,379)	$(19,013)
Increase (reduction) in tax resulting from: State income taxes, net of federal income tax effect	(228)	(1,058)	(631)
Expiration of state NOLs and change in valuation allowance	14	1,267	-
Adjustment for unrecognized tax benefits	(619)	(932)	(481)
Non-deductible goodwill impairment (see Note 9)	1,363	-	9,367
Other	28	211	(130)
Actual tax provision (benefit)	$(3,212)	$(5,891)	$(10,888)

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates entirely to net operating loss carryforwards in states where the Company has no current operations. The remaining net operating loss carryforwards will expire beginning in the fiscal year ending April 30, 2012 through April 30, 2032.  The deferred tax asset of $3,971,000 related to state net operating loss carryforwards expires in future fiscal years, as follows: 2012 - $342,000; 2013 - $282,000; 2014 - $0; 2015 - $51,000; 2019 - $52,000; and thereafter - $3,244,000.

The Company has a U.S. federal net operating loss carryforward of approximately $7,000,000 of which $5,000,000 resulted from the purchase of Palm Coast which will begin to expire in the fiscal year ending April 30, 2024.  In addition, $16,063,000 of goodwill associated with the Palm Coast acquisition remains amortizable as of April 30, 2011.

The Company is subject to U.S. federal income taxes, and also to various state and local income taxes.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company is not currently under examination by any tax authorities with respect to its income tax returns.  In nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2007 are no longer subject to examination.

ASC 740-10 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes.  The following table summarizes the beginning and ending gross amount of unrecognized tax benefits (in thousands):

	2011	2010
Gross unrecognized tax benefits at beginning of year	$3,253	$4,623
Gross increases:
Additions based on tax positions related to current year	60	76
Additions based on tax positions of prior years	265	-
Gross decreases:
Reductions based on tax positions of prior years	(411)	(712)
Reductions based on the lapse of the applicable statute of limitations	(783)	(734)
Gross unrecognized tax benefits at end of year	$2,384	$3,253

The total tax effect of gross unrecognized tax benefits at April 30, 2011 and 2010 was $333,000 and $851,000 which, if recognized, would have an impact on the effective tax rate.  The Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to approximately $300,000 in the next twelve months due to the expiration of the statute of limitations.  The Company has elected to include interest and penalties in its income tax expense.  The total amount of interest payable recognized in the accompanying consolidated balance sheets was $238,000 at April 30, 2011 and $393,000 at April 30, 2010.  No amount has been accrued for penalties.  In 2011 and 2010, the Company recognized net credits of $155,000 and $292,000 to its income tax provision related to interest, which resulted from the reduction of unrecognized tax benefits due to the expiration of the statute of limitations, offset in part by interest accrued for existing uncertain tax positions.

(13)      SHAREHOLDERS’ EQUITY:

The Company recorded other comprehensive income (loss) of ($60,000) in 2011, ($234,000) in 2010 and ($5,324,000) in 2009 to account for the net effect of changes to the unfunded pension liability (see Note 11).

(14)      ACQUISITION:

In November 2008, the Company purchased certain assets of a privately-held company engaged in the product repackaging and fulfillment businesses located in Fairfield, Ohio.  In separate transactions on the same date, other Company subsidiaries purchased a warehouse leased to the privately-held company and certain assets of a company that provided temporary staffing services.  The purchase price of the three transactions was approximately $8,500,000, which included the assumption of certain liabilities, and was financed from working capital and bank borrowings.  The transactions were accounted for as a business combination.  The purchase price (including closing costs and excluding cash acquired) was applied as follows: Receivables - $1,565,000; Inventory - $118,000; Property, plant and equipment - $6,826,000; Mortgage note payable - $4,747,000, and Other liabilities - $687,000.

(15)      RESTRUCTURING AND FIRE RECOVERY COSTS:

During 2011 the Company completed a project in which it consolidated its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida. This project has streamlined operations and created cost efficiencies through reduced overhead costs and the elimination of operating redundancies.  Through April 30, 2011, the Company had incurred approximately $8,500,000 of non-recurring costs and $7,000,000 for capital expenditures related to the consolidation project.  The State of Florida and the City of Palm Coast agreed to provide incentives for the project, including cash and employee training grants and tax relief, which are largely contingent on job retention, job creation and capital investment.  The Company incurred restructuring costs of $561,000 and $6,018,000 for 2011 and 2010 and recognized $77,000 and $255,000 of income for incentives and other reimbursements related to the consolidation project for the same periods.  As a result, the Company reported net charges to operations of $484,000 and $5,763,000 related to restructuring for 2011 and 2010 which are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations.  As of April 30, 2011 and 2010, the Company had accruals for future payments related to the consolidation project of $277,000 and $1,982,000, principally for severance and facilities consolidation.  Cash payments related to the project were $2,189,000 and $4,493,000 for 2011 and 2010.  There were no significant accrual reversals related to the consolidation project in any year.

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

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire.  The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services.  The Company was required to provide insurance for that property of certain of those customers.  Through April 30, 2011, the Company’s insurance carrier had paid $348,000 to customers for lost materials.  The Company has also filed various claims with its insurance provider related to the fire and, through April 30, 2011, the Company had been reimbursed a total of $1,199,000 for property lost in the fire, other expenses of relocation and professional fees. The Company had charges to operations that totaled $32,000 for 2011 related to fire recovery costs, principally for legal costs.  As a result of insurance reimbursements received, the Company recorded a net gain of $216,000 for 2010.  The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations and retained earnings.

(16)      COMMITMENTS AND CONTINGENCIES:

            Non-cancelable leases

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties.  Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options.  Rental expense for 2011, 2010 and 2009 was approximately $3,334,000, $5,697,000 and $6,828,000.  The total minimum rental commitments of $5,187,000 for fiscal years subsequent to April 30, 2011 are due as follows: 2012 - $2,429,000; 2013 - $1,806,000; 2014 - $352,000; 2015 - $300,000; 2016 - $300,000; and none thereafter.

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

(17)      LITIGATION:

In June 2008, a lawsuit entitled Haan v. Kable News Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit, Ogle County, Illinois, against a subsidiary of the Company (“Kable News”) and other defendants by an insurance company as subrogee of the owner of a warehouse building leased to Kable News that was destroyed in a fire in December 2007.  Plaintiff’s claims were based upon allegations of negligence and willful and wanton misconduct.  In June 2010, Kable News’ motion to dismiss the claims against it was granted on substantive grounds.  In July 2010, plaintiff amended its complaint in the lawsuit to reallege its previously dismissed claims against Kable News, add an additional claim against it for intentional misconduct, and add the Company and two of its other subsidiaries as defendants based upon allegations of negligence and intentional misconduct.  Kable News, the Company and these other subsidiaries (together, the “Kable Defendants”) have moved for dismissal of the claims against them.  Also named as defendants in the lawsuit are a temporary staffing company that provided Kable News with an employee who is alleged to have had a role in causing the warehouse fire and an architectural and engineering company that is alleged to have provided a report regarding the lack of need for an operative sprinkler system at the warehouse.  These defendants have filed counterclaims for contribution and implied indemnity against the Kable Defendants, which the Kable Defendants have also moved to dismiss.  The damages being sought by plaintiff are not expected to exceed $1,200,000.  The Company’s liability insurance carrier has undertaken the defense of the Kable Defendants under a reservation of rights and the lawsuit is being vigorously defended.  The Company is not in a position to predict the outcome of the lawsuit.  Therefore, the range of possible loss is from zero to $1,200,000.

In November 2008, a lawsuit entitled Alpinist, et al. v. Haan, et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit, Ogle County, Illinois, by a magazine publisher and a number of insurance companies as the subrogees of other magazine publishers.  The defendants were Kable News and the warehouse owner and the temporary staffing company referred to in the lawsuit description in A above.  The lawsuit sought damages for property stored by Kable News in the warehouse that was destroyed in the fire referred to in the above paragraph.  Subsequently, a third party claim for contribution was asserted by the warehouse owner against the architectural and engineering company referred to in the above paragraph and third party claims were asserted by the other defendants against Kable News, the Company and two other subsidiaries of the Company.  Plaintiffs’ claims specific to Kable News are based on allegations of negligence, breach of contract and willful and wanton misconduct.  The lawsuit has been dismissed as to a number of plaintiffs without any damages being paid by Kable News.  There are two remaining plaintiffs and their damage claims total approximately $800,000.  Kable News is vigorously defending the lawsuit and in June 2010 its motion to dismiss the two plaintiffs’ claims against it on substantive grounds was granted.  The possibility of an appeal of the dismissal exists and the other defendants’ third party claims against Kable News, the Company and its other subsidiaries remain; however, in June 2011 the parties reached an agreement in principle to settle the lawsuit.  The Company’s liability insurance carrier has agreed to pay the share of the agreed upon settlement payment allocable to the Company and its subsidiaries.

In December 2009, Kable News received a demand for arbitration by the American Arbitration Association from Nest, LLC, another publisher which had copies of magazines and a book stored at the warehouse that were destroyed in the fire referred to above.  Claimant is seeking damages of $650,000 and is contending that the magazines were unique and artistic, that at the time of their destruction claimant was in the process of finalizing a contract for their sale, and that due to the special printing involved, the replacement cost is far in excess of the purchase price.  The property and casualty insurance carrier for Kable News is providing the defense in this proceeding.  Discovery of the basis for claimant’s alleged damages has yet to be completed.  The Company's property insurance carrier is providing the defense in this proceeding.  Kable News is vigorously defending the proceeding and believes it has meritorious defenses to the asserted value of the loss.  The arbitration hearing has yet to be scheduled.  The Company is not in a position to predict the outcome of this proceeding.  Therefore, after considering the amount of available insurance coverage, the range of possible loss is from zero to $425,000.

In March 2009, a civil action was commenced in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al.  Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines.  Anderson has alleged that magazine publishers and distributors, including a Company subsidiary, Kable Distribution Services, Inc. (“Kable Distribution”), conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort.  Anderson has asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy.  Damages have not been quantified, but would presumably be alleged to be substantial.  Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel.  Kable Distribution is vigorously defending the lawsuit and has moved, along with the other defendants, to dismiss the action.  Those motions were granted by an Opinion and Order dated August 2, 2010, by which Anderson was also denied leave to replead.  Anderson moved for reconsideration of the Opinion and Order and for permission to replead.  That motion was denied by an Order dated October 25, 2010.  Anderson’s attorneys have filed a Notice of Appeal in the U. S. Court of Appeals for the Second Circuit.  Briefs have been filed by all parties. No further activity is expected until the appeal is argued and decided.  The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses.

In March 2010, an action was commenced in the United States District Court for the Southern District of Florida entitled vTRAX Technologies Licensing, Inc. v.  Siemens Communications, Inc., et al., in which Palm Coast is one of the defendants.  The complaint alleges that the plaintiff is the owner of a patent covering a method and computer program for the operation of a call center system and that the patent is being infringed by each of the defendants, and seeks injunctive relief and damages.  Palm Coast acquired its call center system from a co-defendant’s predecessor-in-interest.  Palm Coast has filed its answer denying infringement of the patent and has raised counterclaims challenging both the infringement allegations and the validity of the patent.  Discovery in the lawsuit has not been completed.  Palm Coast has vigorously defended the lawsuit.  In June 2011, the Court granted plaintiff’s counsel’s motion for leave to withdraw from the case.  Because the governing rules require corporations which are parties to a case to be represented by counsel, the Court then dismissed the plaintiff’s case without prejudice to its right to reassert its claim in a new lawsuit when it obtained counsel.  The Company is not in a position to predict if plaintiff will again bring its case or the outcome should the plaintiff do so nor to estimate the cost to the Company should plaintiff’s claim against Palm Coast be reasserted and upheld.

On July 11, 2011, Kable Distribution was served with a summons and complaint in a lawsuit entitled Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC that has been brought in the Tribunal de Primera Instancia, Sala de San Juan, in Puerto Rico.  Kable Distribution’s co-defendant, Island Periodicals Puerto Rico, LLC, is a sub-distributor of magazines for Kable Distribution in Puerto Rico, a position formerly held by plaintiff.  In the lawsuit plaintiff has alleged that the termination by Kable Distribution of plaintiff’s former sub-distributorship arrangement with Kable Distribution was in breach of a contract between them, and therefore in violation of Puerto Rico Law 75, a statute that provides remedies to a dealer in property for the unjustified termination of its dealership arrangement.  Plaintiff is seeking damages from Kable Distribution in the amount of $2,000,000 and injunctive relief.  Kable Distribution’s co-defendant has indemnified it against the claims asserted by plaintiff.  Kable Distribution is vigorously defending the matter.  However, the lawsuit is in its earliest stage and it is too soon to offer a prediction as to its outcome or a range of possible losses.

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

(18)      SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the date of the issuance of its consolidated financial statements.

(19)      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
INDUSTRY SEGMENTS:

The Company has identified four reportable segments in which it currently has business operations.  Real Estate operations primarily include land sales activities, which involve the obtaining of approvals and the sale of both developed and undeveloped lots to homebuilders, commercial users and others, as well as investments in commercial and investment properties.  The Company’s Media Services business has three identified segments: (i) Subscription Fulfillment Services, (ii) Newsstand Distribution Services and (iii) Product Services and Other.  Subscription Fulfillment Services operations involve the performance of subscription fulfillment and other related services on behalf of publishers and other customers.  Newsstand Distribution Services operations involve the national and, to a small degree, international distribution and sale of periodicals to wholesalers.  Product Services and Other involve the performance of product fulfillment services, repackaging and temporary staffing activities.  Certain common expenses as well as identifiable assets are allocated among industry segments based upon management’s estimate of each segment’s absorption.  Other revenues and expenses not identifiable with a specific segment are shown as a separate segment in this presentation.

 The accounting policies of the segments are the same as those described in Note 1.  Summarized data relative to the industry segments in which the Company has continuing operations is as follows (in thousands and prior year information have been reclassified to conform to the current year presentation):

	Real Estate Operations	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Corporate and Other	Consolidated
Year ended April 30, 2011 (a):
Revenues	$2,123	$73,618	$11,030	$10,315	$(249)	$96,837

Net income (loss)	$(5,764)	$1,902	$(3,931)	$13	$219	$(7,561)
Provision (benefit) for income taxes	(4,292)	696	324	47	13	(3,212)
Interest expense (income), net (b)	1,385	2,317	(1,261)	103	(779)	1,765
Depreciation and amortization	82	4,797	615	253	152	5,899
Impairment of assets	6,827	-	3,893	-	-	10,720
EBITDA (c)	$(1,762)	$9,712	$(360)	$416	$(395)	$7,611

Total assets	$85,122	$61,027	$31,132	$4,304	$8,455	$190,040
Capital expenditures	$-	$997	$-	$13	$2	$1,012

Year ended April 30, 2010 (a):
Revenues	$5,714	$92,022	$12,947	$10,047	$(232)	$120,498

Net income (loss)	$(2,688)	$(9,168)	$1,671	$(105)	$810	$(9,480)
Provision (benefit) for income taxes	(2,738)	(4,649)	1,097	(55)	454	(5,891)
Interest expense (income), net (b)	877	2,591	(1,197)	88	(744)	1,615
Depreciation and amortization	106	10,523	555	222	148	11,554
Impairment of assets	2,075	-	-	-	-	2,075
EBITDA (c)	$(2,368)	$(703)	$2,126	$150	$668	$(127)

Goodwill	$-	$-	$3,893	$-	$-	$3,893
Total assets	$90,260	$70,338	$37,087	$4,683	$9,141	$211,509
Capital expenditures	$-	$2,631	$15	$228	$10	$2,884

Year ended April 30, 2009 (a):
Revenues	$9,621	$115,964	$12,400	$7,842	$74	$145,901

Net income (loss)	$2,565	$(43,839)	$(3,510)	$304	$1,014	$(43,466)
Provision (benefit) for income taxes	465	(10,490)	(1,786)	223	700	(10,888)
Interest expense (income), net (b)	73	2,855	(1,050)	31	(1,194)	715
Depreciation and amortization	39	9,423	564	56	77	10,159
Impairment of assets	-	50,246	-	-	-	50,246
EBITDA (c)	$3,142	$8,195	$(5,782)	$614	$597	$6,766

Goodwill	$-	$-	$3,893	$-	$-	$3,893
Total assets	$97,970	$56,111	$55,918	$4,618	$13,035	$227,652
Capital expenditures	$3,114	$1,698	$10	$326	$64	$5,212

(a)
Revenue information provided for each segment includes amounts grouped as Interest and other in the accompanying statements of operations.  Corporate revenue in 2011 and 2010 is net of an intercompany revenue elimination.

(b)	Interest expense (income), net includes inter-segment interest income that is eliminated in consolidation.
(c)
The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

(20)      SELECTED QUARTERLY FINANCIAL DATA  (Unaudited):

	(In thousands, except per share amounts)
	Quarter Ended

Year ended April 30, 2011:	July 31, 2010	October 31, 2010	January 31, 2011(a)	April 30, 2011(b)
Revenues	$25,087	$25,816	$23,846	$22,088
Gross profit	$3,802	$5,244	$4,515	$2,922
Net income (loss)	$(498)	$731	$1,281	$(9,075)

Earnings (loss) per share – basic and diluted	$(.08)	$.12	$.21	$(1.51)

Year ended April 30, 2010:	July 31, 2009	October 31, 2009	January 31, 2010(a)	April 30, 2010 (b)
Revenues	$32,457	$32,333	$28,916	$26,792
Gross profit (loss)	$2,764	$3,002	$1,739	$(2,933)
Net income (loss)	$(1,056)	$(985)	$(721)	$(6,718)

Earnings (loss) per share – basic and diluted	$(.18)	$(.16)	$(.12)	$(1.12)

(a) Includes tax benefits of $764,000 (equivalent to $0.13 per share in 2011) and $1,148,000 (equivalent to $0.19 per share) in 2010) from the recognition of previously unrecognized tax benefits.
(b) Includes after tax, non-cash impairment charges of $8,194,000 (equivalent to $1.37 per share) in 2011 and $1,307,000 (equivalent to $0.22 per share) in 2010.

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control Over Financial Reporting, included in Part II, “Item 8. Financial Statements and Supplementary Data” of this report.

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.                      Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “2011 Proxy Statement”) is incorporated herein by reference.  In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant”.

Item 11.	Executive Compensation

The information set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2011 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “The Board of Directors and its Committees” and “Certain Transactions” in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the subheadings “Audit Fees” and “Pre-Approval Policies and Procedures” in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)                      1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this report:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 21, 2011 – McGladrey & Pullen, LLP

•	Consolidated Balance Sheets - April 30, 2011 and 2010

•	Consolidated Statements of Operations for the Three Years Ended April 30, 2011

•	Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2011

•	Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2011

•	Notes to Consolidated Financial Statements

 2.  Financial Statement Schedules.

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

Dated:  July 21, 2011
By: /s/ Peter M. Pizza
Peter M. Pizza
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter M. Pizza	/s/ Albert V. Russo
Peter M. Pizza	Albert V. Russo
Vice President and Chief Financial Officer	Director
Principal Financial Officer	Dated: July 21, 2011
and Principal Accounting Officer*
Dated: July 21, 2011

/s/ Edward B. Cloues, II	/s/ Samuel N. Seidman
Edward B. Cloues, II	Samuel N. Seidman
Director	Director
Dated: July 21, 2011	Dated: July 21, 2011

/s/ Lonnie A. Coombs	/s/ Jonathan B. Weller
Lonnie A. Coombs	Jonathan B. Weller
Director	Director
Dated: July 21, 2011	Dated: July 21, 2011

/s/ Nicholas G. Karabots	/s/ Michael P. Duloc
Nicholas G. Karabots	Michael P. Duloc
Director	President, Kable Media Services, Inc.*
Dated: July 21, 2011	Dated: July 21, 2011

/s/ John F. Meneough
John F. Meneough
President, Palm Coast Data LLC*
Dated: July 21, 2011

_______________________
* The Registrant is a holding company which does substantially all of its business through three indirect wholly-owned subsidiaries (and their subsidiaries).  Those indirect wholly-owned subsidiaries are AMREP Southwest Inc. (“ASW”), Kable Media Services, Inc. (“Kable”) and Palm Coast Data LLC (“Palm Coast”); ASW does not have a principal executive officer.  Michael P. Duloc is the principal executive officer of Kable and John F. Meneough is the principal executive officer of Palm Coast.  The Registrant has no chief executive officer.  Its executive officers include Peter M. Pizza, Vice President and Chief Financial Officer, and Michael P. Duloc and John F. Meneough, who may be deemed to be executive officers by reason of their positions with Kable and Palm Coast.

EXHIBIT INDEX
NUMBER	ITEM
3.1	Certificate of Incorporation, as amended - Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-3 filed March 21, 2007.
3.2	By-Laws, as amended - Filed herewith.
4.1
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

4.2
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

4.3	Loan Agreement dated December 17, 2009 between AMREP Southwest Inc. and Compass Bank – Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 22, 2009.
4.4
$22,500,000 Promissory Note dated December 17, 2009 of AMREP Southwest Inc. payable to the order of Compass Bank – Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 22, 2009.

4.5
First Amendment dated April 29, 2011 to the Loan Agreement dated December 17, 2009 between AMREP Southwest Inc. and Compass Bank.  - Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2011.

4.6
First Modification dated April 29, 2011 to the Promissory Note dated December 17, 2009 of AMREP Southwest Inc. payable to the order of Compass Bank. - Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed  May 2, 2011.

10.1
Amended and Restated Distribution Agreement dated as of July 1, 2008 between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. – Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.*

10.2
First Amendment dated as of February 14, 2011 to the Amended and Restated Distribution Agreement dated as of July 1, 2008 between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. – Filed herewith.

10.3
2006 Equity Compensation Plan – Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006.**

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
____________________
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
** Management contract or compensatory plan or arrangement in which directors or officers participate.