Form 10-Q
period 2011-07-31
AMREP CORP.
filed 2011-09-14
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 31, 2011

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at August 31, 2011 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	July 31, 2011	April 30, 2011

ASSETS:
Cash and cash equivalents	$27,288	$25,756
Receivables, net:
Media services operations	25,842	28,125
Real estate operations and corporate	650	607
	26,492	28,732

Income taxes receivable	453	-
Real estate inventory	75,373	75,247
Investment assets, net	11,139	11,139
Property, plant and equipment, net	27,693	28,150
Intangible and other assets, net	15,251	16,118
Deferred income taxes	4,629	4,898
TOTAL ASSETS	$188,318	$190,040

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$69,999	$70,876

Notes payable:
Amounts due within one year	2,653	2,660
Amounts subsequently due	20,667	21,325
	23,320	23,985

Income taxes payable	-	43
Other long-term liabilities	3,595	3,571
Accrued pension cost	12,737	12,619
TOTAL LIABILITIES	109,651	111,094

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	67,622	67,901
Accumulated other comprehensive loss, net	(9,140)	(9,140)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	78,667	78,946
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,318	$190,040

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended July 31, 2011 and 2010
(Thousands, except per share amounts)

	2011	2010
REVENUES:
Media services operations	$21,377	$24,236
Real estate land sales	108	824
Interest and other	8	27
	21,493	25,087
COSTS AND EXPENSES:
Real estate land sales	74	399
Operating expenses:
Media services operations	17,816	20,666
Real estate commissions and selling	59	80
Other	349	940
General and administrative:
Media services operations	2,201	2,336
Real estate operations and corporate	1,036	990
Interest expense, net of capitalized amounts	385	423
	21,920	25,834
LOSS BEFORE INCOME TAXES	(427)	(747)

BENEFIT FOR INCOME TAXES	(148)	(249)
NET LOSS	(279)	(498)

RETAINED EARNINGS, beginning of period	67,901	75,462
RETAINED EARNINGS, end of period	$67,622	$74,964

LOSS PER SHARE – BASIC AND DILUTED	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended July 31, 2011 and 2010
(Thousands)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279)	$(498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,365	1,545
Non-cash credits and charges:
(Gain) loss on disposition of assets	(17)	4
Provision for (recoveries of) doubtful accounts	2	(63)
Pension accrual	118	161
Changes in assets and liabilities:
Receivables	2,238	(1,801)
Income taxes receivable	(496)	(566)
Real estate inventory and investment assets	(126)	124
Intangible and other assets	408	247
Accounts payable and accrued expenses	(877)	2,278
Deferred income taxes and other long-term liabilities	293	208
Total adjustments	2,908	2,137
Net cash provided by operating activities	2,629	1,639
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(528)	(135)
Proceeds from the disposition of assets	96	-
Net cash used in investing activities	(432)	(135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	3,370	6,611
Principal debt payments	(4,035)	(7,349)
Net cash used in financing activities	(665)	(738)
INCREASE IN CASH AND CASH EQUIVALENTS	1,532	766
CASH AND CASH EQUIVALENTS, beginning of period	25,756	25,531

CASH AND CASH EQUIVALENTS, end of period	$27,288	$26,297

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$373	$485
Income taxes paid – net of refunds	$54	$109

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended July 31, 2011 and 2010

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Registrant” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services” or “Media services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2012 and 2011 are to the fiscal years ending April 30, 2012 and 2011 and all references to the first quarter of 2012 and 2011 mean the fiscal three month periods ended July 31, 2011 and 2010.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2011, which was filed with the SEC on July 21, 2011 (the “2011 Form 10-K”).  Certain 2011 balances in these financial statements have been reclassified to conform to the current year presentation.

(2)           Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	July 31, 2011	April 30, 2011
Media services operations:
Subscription Fulfillment Services	$14,629	$13,780
Newsstand Distribution Services, net of estimated returns	10,034	13,226
Product Services and Other	2,022	1,961
	26,685	28,967
Less allowance for doubtful accounts	(843)	(842)
	$25,842	$28,125

Real estate operations and corporate:
Mortgage notes and other receivables	$1,100	$1,057
Less allowance for doubtful accounts	(450)	(450)
	$650	$607

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $38,244,000 at July 31, 2011 and $50,736,000 at April 30, 2011.  In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement.  Accounts receivable subject to this arrangement ($17,403,000 at July 31, 2011 and $16,574,000 at April 30, 2011) were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3)	Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	July 31, 2011	April 30, 2011
Land held for long-term investment	$10,646	$10,646

Other	753	753
Less accumulated depreciation	(260)	(260)
	493	493
	$11,139	$11,139

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale and, as such, is no longer being depreciated.

(4)           Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):

	July 31,	April 30,
	2011	2011
Land, buildings and improvements	$29,617	$29,344
Furniture and equipment	22,598	22,593
	52,215	51,937
Less accumulated depreciation	(24,522)	(23,787)
	$27,693	$28,150

(5)           Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	July 31, 2011		April 30, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,964	$1,739	$1,964	$1,675
Deferred order entry costs	1,591	-	1,785	-
Prepaid expenses	3,014	-	3,252	-
Customer contracts and relationships	15,000	5,674	15,000	5,362
Other	1,689	594	1,695	541
	$23,258	$8,007	$23,696	$7,578

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

 (6)          Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	July 31, 2011	April 30, 2011
Publisher payables, net	$59,781	$60,425
Accrued expenses	3,496	3,486
Trade payables	2,098	2,608
Other	4,624	4,357
	$69,999	$70,876

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $43,615,000 and $46,643,000 at July 31, 2011 and April 30, 2011.  Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $17,403,000 and $16,574,000 of accounts receivable against the related accounts payable at July 31, 2011 and April 30, 2011 (see Note 2).

 (7)          Notes Payable

Notes payable consist of the following (in thousands):

	July 31, 2011	April 30, 2011
Credit facilities:
Media services operations	$-	$-
Real estate operations	18,714	19,339
Other notes payable	4,606	4,646
	$23,320	$23,985

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) which matures May 12, 2013 that provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Facility.

The borrowers' obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At July 31, 2011, there were no outstanding borrowings under the Media Services Credit Facility.  The highest amount borrowed during the quarter ended July 31, 2011 was $3,371,000.  The Media Services Credit Facility requires the borrowers to meet certain covenants.

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at July 31, 2011 of $18,714,000, with principal payments due quarterly on September 15, 2011, December 15, 2011, March 15, 2012 and June 15, 2012 in installments of the greater of $625,000 or one-half of the net cash received (as defined) by AMREP Southwest during the quarterly periods ended on such dates from the sale of real estate, with the remaining principal due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.19% at July 31, 2011) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At July 31, 2011, the interest rate was 5.0% and the cash reserve was $525,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $54,692,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

At July 31, 2011, the borrowers under the Media Services Credit Facility and the ASW Credit Facility were in compliance with the facilities’ covenants.

Other notes payable consist of a $4,500,000 mortgage note payable on a warehouse with a maturity date of February 2018 and with an interest rate of 6.35% and $106,000 of equipment financing loans with maturity dates through April 2014 with an average interest rate of 7.48%.  The amount of Other notes payable due within one year totals $153,000.

(8)	Other Long-Term Liabilities

In June 2009, the Company received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available to the Company in connection with its project completed in 2011 to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement requires the Company to achieve certain objectives in terms of job retention, job creation and capital investment through December 31, 2012; if the objectives are not met, the Company may need to return a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a long term liability until the Company is irrevocably entitled to retain the award, at which time the award will be amortized into income over the life of the assets acquired with the grant monies received.

(9)	Taxes

Unrecognized tax benefits were $333,000 at July 31, 2011 and April 30, 2011.  As a result of either the expiration of statutes of limitations or the recognition or measurement considerations under the FASB Accounting Standards Codification (“ASC”) 740, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

(10)	Fair Value Measurements

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

The carrying amounts of cash equivalents, Media services trade receivables and all trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $562,000 at both July 31, 2011 and April 30, 2011 and approximates the carrying amount.  At July 31, 2011 and April 30, 2011, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $5,010,000 and $5,067,000 compared with carrying amounts of $4,606,000 and $4,646,000.

(11)	Information About the Company’s Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three month periods ended July 31, 2011 and 2010 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other Kable	Real Estate Operations	Corporate and Other	Consolidated
Three months ended July 31, 2011 (a):
Revenues	$16,676	$2,347	$2,354	$182	$(66)	$21,493

Net income (loss)	364	30	(156)	(760)	243	(279)
Provision (benefit) for income taxes	214	48	(92)	(444)	126	(148)
Interest expense (income), net (b)	583	(346)	31	395	(278)	385
Depreciation and amortization	1,107	137	64	20	37	1,365
EBITDA (c)	$2,268	$(131)	$(153)	$(789)	$128	$1,323

Capital expenditures	$487	$41	$-	$-	$-	$528

Three months ended July 31, 2010 (a):
Revenues	$18,852	$3,114	$2,270	$913	$(62)	$25,087

Net income (loss)	(479)	420	(31)	(672)	264	(498)
Provision (benefit) for income taxes	(282)	282	(18)	(374)	143	(249)
Interest expense (income), net (b)	616	(360)	23	332	(188)	423
Depreciation and amortization	1,288	143	55	21	38	1,545
EBITDA (c)	$1,143	$485	$29	$(693)	$257	$1,221

Capital expenditures	$135	$-	$-	$-	$-	$135

(a)
Revenue information provided for each segment includes amounts grouped as Interest and other in the accompanying statements of operations.  Corporate revenue in 2012 and 2011 is net of an intercompany revenue elimination.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition
                and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services” or “Media services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).  The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2011 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2012 and 2011 are to the fiscal years ending April 30, 2012 and 2011 and all references to the first quarter of 2012 and 2011 mean the fiscal three month periods ended July 31, 2011 and 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2011 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company’s annual report on Form 10-K for the year ended April 30, 2011 (the “2011 Form 10-K”). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in the 2011 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the 2011 consolidated financial statements contained in the 2011 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2011 consolidated financial statements.  The Company did not adopt any accounting policy in the first quarter of 2012 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2012, the Company had a net loss of $279,000, or $0.05 per share, compared to a net loss of $498,000, or $0.08 per share, in the first quarter of 2011.  Revenues were $21,493,000 in the first quarter of 2012 compared to $25,087,000 for the same period last year.

Revenues from Media Services decreased from $24,236,000 for the first quarter of 2011 to $21,377,000 for the same period in 2012.  Magazine publishers are the principal customers of these operations, and they have continued to be impacted by the effects of the recent recession and also from increased competition from new media sources.  This has resulted in reduced subscription and newsstand sales, which in turn has caused certain publishers to close magazine titles or seek more favorable terms from Palm Coast and Kable or their competitors.  As a consequence of these and other factors, revenues from the Subscription Fulfillment Services operations decreased from $18,852,000 for the first quarter of 2011 to $16,676,000 for the same period of 2012, primarily reflecting (i) customer losses and (ii) reduced and lost business that resulted from lower publisher customer volumes and the attrition of magazine titles. Revenues from the Newsstand Distribution

Services operations decreased from $3,114,000 for the first quarter 2011 to $2,347,000 for the same period of 2012, principally as a result of lower distribution volumes reflecting a decline in retail magazine sales through the newsstand distribution system.  Revenues from the Product Services and Other business segment increased from $2,270,000 for the first quarter of 2011 to $2,354,000 for the same period of 2012, primarily due to an increase in revenues from the temporary staffing business partially offset by slightly lower revenues in the product services business.  Offsetting the net revenue decline, Media Services operating expenses decreased by $2,850,000, from $20,666,000 for the first quarter of 2011 (85.3% of Media Services revenues) to $17,816,000 for the first quarter of 2012 (83.3% of Media Services revenues), primarily attributable to a $2,294,000 reduction in payroll and benefits costs as well as a $378,000 reduction in facilities and equipment costs, including depreciation, and other efficiencies achieved in the Company’s consolidation of its Subscription Fulfillment Services business from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida that was completed during the second quarter of 2011.

First quarter 2012 revenues from land sales at AMREP Southwest were $108,000 compared to $824,000 for the same period of 2011.  Results for both periods were substantially lower than the Company has experienced prior to fiscal 2009 in its principal market of Rio Rancho, New Mexico, due to a severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  For the first quarter of 2012 and 2011, the Company’s land sales in Rio Rancho were as follows:

	Three Months Ended July 31,
	2011			2010
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)

Developed
Residential	-	$-	$-	1.0	$377	$377
Commercial	-	-	-	-	-	-
Total Developed	-	-	-	1.0	377	377
Undeveloped	2.0	108	54	11.0	447	41
Total	2.0	$108	$54	12.0	$824	$69

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land in Rio Rancho from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors.  The average gross profit percentage on land sales was 31% for the first quarter of 2012 compared to 52% for the first quarter of 2011, with the variance being attributable to the effect of indirect costs on the lower revenue base.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Interest and other revenues were $8,000 for the first quarter of 2012 compared to $27,000 for the same period in the prior year.  The decrease was primarily the result of the sale of certain non-inventory assets last year with no similar sales in the current year.

Real estate commissions and selling expenses were $59,000 in the first quarter of 2012 compared to $80,000 for the same period of 2011 reflecting the lower sales volume.  Other operating expenses decreased $591,000 for the first quarter of 2012 compared to the same period of 2011, primarily due to (i) restructuring costs incurred in the prior year with no similar costs in 2012 due to the completion of the consolidation of the Company’s Subscription Fulfillment Services business and, (ii) to a lesser extent, reduced real estate taxes on real estate inventory and investment assets in Rio Rancho.

General and administrative costs of Media Services operations were $2,201,000 for the first quarter of 2012 (10.3% of Media Services revenues) compared to $2,336,000 for the first quarter of 2011 (9.6% of Media Services revenues), or a decrease of $135,000, primarily due to the lower consulting costs and payroll and benefits as a result of the consolidation project.  Real estate operations and corporate general and administrative expense increased $46,000 in the first quarter of 2012 compared to the same period in 2011 primarily due to increased legal costs.

The Company’s effective tax rate was 34.7% for the first quarter of 2012 and 33.3% for the same period of 2011.  The difference between the statutory tax rate and the effective rate of the tax benefit for both periods was primarily attributable to the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit.  The effect of this interest accrual was to reduce the tax benefit associated with the pre-tax loss for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Facility) that matures May 12, 2013.  The Company’s Media Services businesses also rely on cash flow from operations to fund their working capital requirements, including cash flow made available through arrangements with customers and wholesalers that are subject to expiration and renegotiation from time to time.  AMREP Southwest finances its business from cash flow from operations and from loans made to it by its parent.  It also has a loan agreement (defined below as the ASW Credit Facility) that matures September 1, 2012 under which it may not borrow any additional funds.  The expiration without renewal or the termination of any of the credit facilities or arrangements could have a material adverse effect on the Company.

As a result of the cessation of certain operations in connection with the consolidation of the Company’s Subscription Fulfillment Services business, more than 20% of the Company’s employees who were active participants in the Company’s defined benefit pension plan as of the date of the announcement of the consolidation project were separated from employment.  As required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company notified the Pension Benefit Guaranty Corporation (the “PBGC”) of this occurrence.  Pursuant to ERISA regulations, the PBGC has the right to require the Company to accelerate the funding of certain accrued pension-related obligations (i) by making accelerated contributions to the Plan or (ii) by placing an amount in escrow or by furnishing a bond to the PBGC to insure payment, or instead (iii) the Company and the PBGC may enter into an alternative arrangement with respect to any such requirement.  The PBGC has advised the Company that its calculation of the unfunded liability, statutorily computed on a “termination basis” which amount differs from that computed for generally accepting accounting principles under ASC 715-30, was approximately $16,000,000 as of the date the certain operations were deemed to have ceased, and as a result, the amount required to be contributed to the Plan or placed in escrow (or supported by a bond) is approximately $12,000,000.  The Company and its advisors have reviewed the PBGC’s calculations, and the Company has entered into discussions with the PBGC to seek an alternative arrangement; however, there is no assurance that a satisfactory alternative arrangement can be arrived at between the Company and the PBGC.  Either the alternative arrangement, if achieved, or the failure to reach an agreement on an alternative arrangement, could have a material adverse effect on the Company.  Refer to Note 11 to the consolidated financial statements included in the 2011 Form 10-K for additional pension plan information.

Cash Flows from Operating Activities

Receivables from Media Services operations decreased from $28,125,000 at April 30, 2011 to $25,842,000 at July 31, 2011, primarily due to the effect of reduced quarter-end billings at July 31, 2011 compared to April 30, 2011.  Receivables from real estate operations and corporate increased from $607,000 at April 30, 2011 to $650,000 at July 31, 2011.

Real estate inventory was $75,373,000 at July 31, 2011 compared to $75,247,000 at April 30, 2011.  Inventory in the Company’s core real estate market of Rio Rancho increased from $70,968,000 at April 30, 2011 to $71,088,000 at July 31, 2011, reflecting the net effect of development spending and land sales.  The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses decreased from $70,876,000 at April 30, 2011 to $69,999,000 at July 31, 2011, primarily from the timing of billings and payments due to publishers and vendors.

Cash Flows from Investing Activities

Capital expenditures totaled $528,000 for the first three months of 2012 and were primarily for facility and equipment upgrades for the Media Services business and $135,000 in the same period of 2011 for expenditures primarily related to the consolidation of the Subscription Fulfillment Services operations.

Cash Flows From Financing Activities

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) which matures May 12, 2013 that provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Facility.

The borrowers' obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At July 31, 2011, there were no outstanding borrowings under the Media Services Credit Facility.  The highest amount borrowed during the quarter ended July 31, 2011 was $3,371,000.  The Media Services Credit Facility requires the borrowers to meet certain covenants.

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at July 31, 2011 of $18,714,000, with principal payments due quarterly on September 15, 2011, December 15, 2011, March 15, 2012 and June 15, 2012 in installments of the greater of $625,000 or one-half of the net cash received (as defined) by AMREP Southwest during the quarterly periods ended on such dates from the sale of real estate, with the remaining principal due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.19% at July 31, 2011) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At July 31, 2011, the interest rate was 5.0% and the cash reserve was $525,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $54,692,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

At July 31, 2011, the borrowers under the Media Services Credit Facility and the ASW Credit Facility were in compliance with the facilities’ covenants.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of July 31, 2011 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$23,320	$2,653	$16,489	$251	$3,927
Operating leases and other	9,157	2,966	5,576	615	-
Total	$32,477	$5,619	$22,065	$866	$3,927

Operating leases and other includes $595,000 of uncertain tax positions and related accrued interest recorded in accordance with ASC 740 and the expected remaining fiscal 2012 contributions of $510,000 to the Company’s defined benefit pension plan.  Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon actual plan asset returns, interest rates and the potential changes to U.S. pension funding legislation.  Operating leases and other also does not include any accelerated pension funding that may be required by the PBGC as described above in the second paragraph under this Liquidity and Capital Resources section.  Refer to Notes 8, 11, 12, 16 and 17 to the consolidated financial statements included in the 2011 Form 10-K for additional information on long-term debt, pension contributions, taxes and commitments and contingencies.

Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the 2011 Form 10-K, which could materially affect the Company’s business, financial condition or future results, should be carefully considered.  The risks described in the 2011 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Statement of Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act.  In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”.  Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the possible accelerated funding of the Company’s pension plan resulting from the plan’s partial termination and (ii) the Company’s ability to finance its future working capital and capital expenditure needs.  The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  As a result of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

Exhibit No.	Description
3.2	By-Laws, as amended.
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2011	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	By-Laws, as amended – Filed herewith
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 – Filed herewith.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350 – Filed herewith.