Form 10-Q/A
period 2011-07-31
AMREP CORP.
filed 2011-09-15
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes	X	No

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to AMREP Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (“Form 10-Q”) is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.

Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at July 31, 2011 and April 30, 2011, (ii) the consolidated statements of operations for the three months ended July 31, 2011 and 2010, (iii) the consolidated statements of cash flows for the three months ended July 31, 2011 and 2010, and (iv) the notes to the interim consolidated financial statements (tagged as blocks of text).

No other changes have been made to the Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive date files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6.    Exhibits

Exhibit No.	Description
3.2	By-Laws, as amended. (1)
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934. (1)
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934. (1)
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350. (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Filed with AMREP Corporation’s Quarterly Report on Form 10-Q filed on September 14, 2011 for the period ended July 31, 2011.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2011	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	By-Laws, as amended (1)
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Filed with AMREP Corporation’s Quarterly Report on Form 10-Q filed on September 14, 2011 for the period ended July 31, 2011.

(2)	Furnished herewith.

3