Form 10-Q
period 2011-10-31
AMREP CORP.
filed 2011-12-09
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2011

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at November 30, 2011– 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	October 31, 2011	April 30, 2011

ASSETS:
Cash and cash equivalents	$31,371	$25,756
Receivables, net:
Media services operations	23,956	28,125
Real estate operations and corporate	641	607
	24,597	28,732

Income taxes receivable	32	-
Real estate inventory	75,551	75,247
Investment assets, net	11,138	11,139
Property, plant and equipment, net	26,979	28,150
Intangible and other assets, net	14,948	16,118
Deferred income taxes	4,368	4,898
TOTAL ASSETS	$188,984	$190,040

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$70,285	$70,876
Notes payable:
Amounts due within one year	18,235	2,660
Amounts subsequently due	4,420	21,325
	22,655	23,985

Income taxes payable	-	43
Other long-term liabilities	3,618	3,571
Accrued pension cost	12,676	12,619
TOTAL LIABILITIES	109,234	111,094

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	68,705	67,901
Accumulated other comprehensive loss, net	(9,140)	(9,140)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	79,750	78,946
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,984	$190,040

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended October 31, 2011 and 2010
(Thousands, except per share amounts)

	2011	2010
REVENUES:
Media services operations	$22,020	$25,293
Real estate land sales	1,327	489
Interest and other	4	34
	23,351	25,816
COSTS AND EXPENSES:
Real estate land sales	228	408
Operating expenses:
Media services operations	17,263	19,552
Real estate commissions and selling	80	68
Other	435	612
General and administrative:
Media services operations	2,113	2,289
Real estate operations and corporate	1,010	1,203
Interest expense	356	470
	21,485	24,602
INCOME BEFORE INCOME TAXES	1,866	1,214

PROVISION FOR INCOME TAXES	783	483
NET INCOME	1,083	731

RETAINED EARNINGS, beginning of period	67,622	74,964
RETAINED EARNINGS, end of period	$68,705	$75,695

EARNINGS PER SHARE – BASIC AND DILUTED	$0.18	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Six Months Ended October 31, 2011 and 2010
(Thousands, except per share amounts)

	2011	2010
REVENUES:
Media services operations	$43,396	$49,529
Real estate land sales	1,435	1,313
Interest and other	13	61
	44,844	50,903
COSTS AND EXPENSES:
Real estate land sales	302	807
Operating expenses:
Media services operations	35,079	40,218
Real estate commissions and selling	139	148
Other	784	1,552
General and administrative:
Media services operations	4,338	4,625
Real estate operations and corporate	2,046	2,193
Interest expense	717	893
	43,405	50,436
INCOME BEFORE INCOME TAXES	1,439	467

PROVISION FOR INCOME TAXES	635	234
NET INCOME	804	233

RETAINED EARNINGS, beginning of period	67,901	75,462
RETAINED EARNINGS, end of period	$68,705	$75,695

EARNINGS PER SHARE – BASIC AND DILUTED	$0.13	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended October 31, 2011 and 2010
(Thousands)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$804	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,703	3,096
Non-cash credits and charges:
Pension accrual	57	369
Provision for (recoveries of) doubtful accounts	8	(236)
Loss on disposition of assets, net	67	8
Changes in assets and liabilities:
Receivables	4,127	5,577
Income taxes receivable	(75)	140
Real estate inventory and investment assets	(303)	345
Intangible and other assets	256	718
Accounts payable and accrued expenses	(591)	(3,934)
Deferred income taxes and other long-term liabilities	577	(73)
Total adjustments	6,826	6,010
Net cash provided by operating activities	7,630	6,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(697)	(298)
Proceeds from the disposition of assets	12	-
Net cash used in investing activities	(685)	(298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	7,704	17,938
Principal debt payments	(9,034)	(12,349)
Net cash provided by (used in) financing activities	(1,330)	5,589
INCREASE IN CASH AND CASH EQUIVALENTS	5,615	11,534
CASH AND CASH EQUIVALENTS, beginning of period	25,756	25,531

CASH AND CASH EQUIVALENTS, end of period	$31,371	$37,065

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$694	$957
Income taxes paid – net of refunds	$132	$165

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Six Months Ended October 31, 2011 and 2010

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Registrant” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services” or “Media services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2012 and 2011 are to the fiscal years ending April 30, 2012 and 2011 and all references to the second quarter and first six months of 2012 and 2011 mean the fiscal three and six month periods ended October 31, 2011 and 2010.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2011, which was filed with the SEC on July 21, 2011 (the “2011 Form 10-K”).  Certain 2011 balances in these financial statements have been reclassified to conform to the current year presentation.

(2)           Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	October 31, 2011	April 30, 2011
Media services operations:
Subscription Fulfillment Services	$14,603	$13,780
Newsstand Distribution Services, net of estimated returns	7,859	13,226
Product Services and Other	2,344	1,961
	24,806	28,967
Less allowance for doubtful accounts	(850)	(842)
	$23,956	$28,125

Real estate operations and corporate:
Mortgage notes and other receivables	$1,091	$1,057
Less allowance for doubtful accounts	(450)	(450)
	$641	$607

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $40,229,000 at October 31, 2011 and $50,736,000 at April 30, 2011.  In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the credit risk of non-collection of amounts due from the customers to which the Company distributed the publisher's magazines under this arrangement.  Accounts receivable subject to this arrangement ($14,822,000 at October 31, 2011 and $16,574,000 at April 30, 2011) were netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3)           Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	October 31, 2011	April 30, 2011
Land held for long-term investment	$10,645	$10,646

Other	753	753
Less accumulated depreciation	(260)	(260)
	493	493
	$11,138	$11,139
Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale and, as such, is no longer being depreciated.

(4)           Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	October 31,	April 30,
	2011	2011
Land, buildings and improvements	$29,647	$29,344
Furniture and equipment	22,709	22,593
	52,356	51,937
Less accumulated depreciation	(25,377)	(23,787)
	$26,979	$28,150

(5)           Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	October 31, 2011		April 30, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,964	$1,804	$1,964	$1,675
Deferred order entry costs	1,449	-	1,785	-
Prepaid expenses	3,303	-	3,252	-
Customer contracts and relationships	15,000	5,986	15,000	5,362
Other	1,674	652	1,695	541
	$23,390	$8,442	$23,696	$7,578

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

 (6)           Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	October 31, 2011	April 30, 2011
Publisher payables, net	$60,423	$60,425
Accrued expenses	3,891	3,486
Trade payables	1,888	2,608
Other	4,083	4,357
	$70,285	$70,876

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $47,237,000 and $46,643,000 at October 31, 2011 and April 30, 2011.  Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted $14,822,000 and $16,574,000 of accounts receivable against the related accounts payable at October 31, 2011 and April 30, 2011 (see Note 2).

(7)           Notes Payable

Notes payable consist of the following (in thousands):

	July 31, 2011	April 30, 2011
Credit facilities:
Media services operations	$-	$-
Real estate operations	18,089	19,339
Other notes payable	4,566	4,646
	$22,655	$23,985

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

The borrowers' obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At October 31, 2011, there were no outstanding borrowings under the Media Services Credit Facility.  The highest amount borrowed during the quarter ended October 31, 2011 was $4,334,000.  The Media Services Credit Facility requires the borrowers to meet certain covenants.

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at October 31, 2011 of $18,089,000, with principal payments due quarterly on December 15, 2011, March 15, 2012 and June 15, 2012 in installments of the greater of $625,000 or one-half of the net cash received (as defined) by AMREP Southwest during the quarterly periods ended on such dates from the sale of real estate, with the remaining principal due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.2453% at October 31, 2011) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At October 31, 2011, the interest rate was 5.0% and the cash reserve was $531,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $54,892,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.  The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

At October 31, 2011, the borrowers under the Media Services Credit Facility and the ASW Credit Facility were in compliance with the facilities’ covenants.

Other notes payable consist of a $4,476,000 mortgage note payable on a warehouse with a maturity date of February 2018 and with an interest rate of 6.35% and $90,000 of equipment financing loans with maturity dates through April 2014 with an average interest rate of 7.5%.  The amount of Other notes payable due within one year totals $146,000.

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

(9)           Taxes

The Company’s effective tax rate was 42.0% and 44.0% for the three and six months ended October 31, 2011 compared to 40.0% and 50.0% for the same periods in the prior year.  The difference between the statutory rate and the effective rates was primarily attributable to the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit.  The effect of this interest accrual for both the three and six month periods was to increase the tax provision associated with the pre-tax income in both 2012 and 2011.  The Company expects to utilize federal net operating loss carryforwards to offset current year taxable income.

Unrecognized tax benefits were $333,000 at October 31, 2011 and April 30, 2011.  As a result of either the expiration of statutes of limitations or the recognition or measurement considerations under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 740, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

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

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $551,000 and $562,000 at October 31, 2011 and April 30, 2011 and is the approximate carrying amounts at those dates.  At October 31, 2011 and April 30, 2011, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $4,979,000 and $5,067,000 compared with carrying amounts of $4,566,000 and $4,646,000.

(11)         Information About the Company's Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2011 and 2010 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Real Estate Operations	Corporate and Other	Consolidated
Three months ended October 31, 2011 (a):
Revenues	$16,510	$2,552	$2,958	$1,396	$(65)	$23,351

Net income (loss)	684	154	134	(130)	241	1,083
Provision (benefit) for income taxes	420	177	79	(17)	124	783
Interest expense (income), net (b)	561	(370)	35	413	(283)	356
Depreciation and amortization	1,082	134	64	21	37	1,338
EBITDA (c)	$2,747	$95	$312	$287	$119	$3,560

Capital expenditures	$129	$27	$13	$-	$-	$169

Three months ended October 31, 2010 (a):
Revenues	$19,572	$2,886	$2,835	$586	$(63)	$25,816

Net income (loss)	1,237	165	119	(894)	104	731
Provision (benefit) for income taxes	663	147	69	(448)	52	483
Interest expense (income), net (b)	568	(271)	23	335	(185)	470
Depreciation and amortization	1,246	182	66	21	37	1,552
EBITDA (c)	$3,714	$223	$277	$(986)	$8	$3,236

Capital expenditures	$150	$-	$13	$-	$-	$163

Six months ended October 31, 2011 (a):
Revenues	$33,186	$4,899	$5,312	$1,578	$(131)	$44,844

Net income (loss)	1,048	184	(22)	(890)	484	804
Provision (benefit) for income taxes	634	225	(13)	(461)	250	635
Interest expense (income), net (b)	1,132	(728)	66	808	(561)	717
Depreciation and amortization	2,189	271	128	41	74	2,703
EBITDA (c)	$5,003	$(48)	$159	$(502)	$247	$4,859

Capital expenditures	$616	$68	$13	$-	$-	$697

Six months ended October 31, 2010 (a):
Revenues	$38,423	$6,000	$5,105	$1,499	$(124)	$50,903

Net income (loss)	758	585	88	(1,566)	368	233
Provision (benefit) for income taxes	381	429	51	(822)	195	234
Interest expense (income), net (b)	1,184	(631)	46	667	(373)	893
Depreciation and amortization	2,534	325	120	42	75	3,096
EBITDA (c)	$4,857	$708	$305	$(1,679)	$265	$4,456

Capital expenditures	$285	$-	$13	$-	$-	$298

(a)
Revenue information provided for each segment includes amounts grouped as Interest and other in the accompanying statements of operations.  Corporate revenue is net of an intercompany revenue elimination.

(b)	Interest expense (income), net includes inter-segment interest income that is eliminated in consolidation.
(c)
The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, and depreciation and amortization) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition
                and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services” or “Media services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).  The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2011 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2012 and 2011 are to the fiscal years ending April 30, 2012 and 2011 and all references to the second quarter and first six months of 2012 and 2011 mean the fiscal three and six month periods ended October 31, 2011 and 2010.

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

The significant accounting policies of the Company are described in Note 1 to the 2011 consolidated financial statements contained in the 2011 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2011 consolidated financial statements.  The Company did not adopt any accounting policy in the second quarter of 2012 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the second quarter of 2012, the Company had net income of $1,083,000, or $0.18 per share, compared to net income of $731,000, or $0.12 per share, for the second quarter of 2011.  For the first six months of 2012, the Company had net income of $804,000, or $0.13 per share, compared to net income of $233,000, or $0.04 per share, for the same period of 2011.  Revenues were $23,351,000 and $44,844,000 in the second quarter and first six months of 2012 compared to $25,816,000 and $50,903,000 for the same periods of the prior year.

Revenues from Media Services decreased from $25,293,000 and $49,529,000 for the second quarter and first six months of 2011 to $22,020,000 and $43,396,000 for the same periods in 2012.  Magazine publishers are the principal customers of these operations, and they have continued to be impacted by the effects of the recent recession and also from increased competition from new media sources.  This has resulted in reduced subscription and newsstand sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors.  As a consequence of these and other factors, revenues from the Subscription Fulfillment Services operations decreased from $19,572,000 and $38,423,000 for the second quarter and first six months of 2011 to $16,510,000 and $33,186,000 for the same periods of 2012, primarily reflecting (i) customer losses and (ii) reduced and lost business that resulted from lower publisher customer volumes and the attrition of magazine titles. Revenues from the Newsstand Distribution Services operations decreased from $2,886,000 and $6,000,000 for the second quarter and first six months of 2011 to $2,552,000 and $4,899,000 for the same periods of 2012, principally as a result of lower distribution volumes reflecting a decline in retail magazine sales through the newsstand distribution system.  Revenues from the Product Services and Other business segment increased from $2,835,000 and $5,105,000 for the second quarter and first six months of 2011 to $2,958,000 and $5,312,000 for the same periods of 2012, primarily due to an increase in revenues from the temporary staffing business partially offset by lower revenues in the product services business.  Substantially offsetting the revenue decline, Media Services operating expenses were $17,263,000 and $35,079,000 (78.4% and 80.8% of related revenues) for the second quarter and first six months of 2012 compared to $19,552,000 and $40,218,000 (77.3% and 81.2% of related revenues) for the same periods in 2011.  The decreases in Media Services operating expenses for the second quarter and first six months of 2012 from the same periods in 2011 were primarily attributable to (i) decreases of $1,444,000 and $3,739,000 for the three and six month periods related to payroll and benefits costs as a result of both the reduced and lost business noted earlier and efficiencies achieved in the Company’s consolidation of its Subscription Fulfillment Services business from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida that was completed during the second quarter of 2011, as well as (ii) decreases of $267,000 and $645,000 for the three and six month periods related to facilities and equipment costs, including depreciation, resulting from the consolidation project.

Revenues from land sales at AMREP Southwest were $1,327,000 and $1,435,000 for the second quarter and first six months of 2012 compared to $489,000 and $1,313,000 for the same periods of 2011.  Results for all periods were substantially lower than the Company has experienced prior to fiscal 2009 in its principal market of Rio Rancho, New Mexico, due to a severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  For the second quarter and first six months of 2012 and 2011, the Company’s land sales in Rio Rancho were as follows:

	Fiscal 2012			Fiscal 2011
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)		Revenues Per Acre (in 000s)
Three months:
Developed
Residential	-	$-	$-	1.4	$429		$306
Commercial	4.2	748	178	-	35	[a]	-
Total Developed	4.2	748	178	1.4	464		306
Undeveloped	14.0	579	41	0.8	25		31
Total	18.2	$1,327	$73	2.2	$489		$222
Six months:
Developed
Residential	-	$-	$-	2.4	$806		$336
Commercial	4.2	748	178	-	35	[a]	-
Total Developed	4.2	748	178	2.4	841		336
Undeveloped	16.0	687	43	11.7	472		40
Total	20.2	$1,435	$71	14.1	$1,313		$91

[a] Revenues recognized under the Cost Recovery method of sales for real estate.  Acres sold were recognized in a prior period.

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors.  The average gross profit percentage on land sales was 83% and 79% for the second quarter and first six months of 2012 compared to 16% and 38% for the same periods in 2011, with the variance being attributable to the mix of land sold.  Land sold in 2012 consisted of developed commercial lots and undeveloped residential lots, both of which have higher gross profit margins than developed residential lots which were a large part of the land sales in 2011.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses were $80,000 and $139,000 for the three and six month periods ended October 31, 2011 compared to $68,000 and $148,000 for the same periods in the prior year. Real estate commissions and selling expenses can vary based on types of land sold.

Other operating expenses were $435,000 and $784,000 for the three and six month periods ended October 31, 2011 compared to $612,000 and $1,552,000 for the same periods last year.  The decrease in other operating expenses for both periods was primarily due to reduced real estate taxes on real estate inventory and investment assets in Rio Rancho and restructuring costs incurred in the prior year with no similar costs in 2012 since the consolidation of the Company’s Subscription Fulfillment Services business was completed in the second quarter of 2011.

General and administrative costs of Media Services operations were $2,113,000 and $4,338,000 (9.6% and 10.0% of related revenues) for the three and six month periods ended October 31, 2011 compared to $2,289,000 and $4,625,000 (9.0% and 9.3% of related revenues) for the same periods in the prior year.  The reduced costs for the three and six month periods ended October 31, 2011 were primarily due to lower consulting costs.

The Company’s effective tax rate was 42.0% and 44.0% for the three and six months ended October 31, 2011 compared to 40.0% and 50.0% for the same periods in the prior year.  The difference between the statutory rate and the effective rates was primarily attributable to the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit.  The effect of this interest accrual for both the three and six month periods was to increase the tax provision associated with the pre-tax income in both 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Facility) that matures May 12, 2013.  The Company’s Media Services businesses also rely on cash flow from operations to fund their working capital requirements, including cash flow made available through arrangements with customers and wholesalers that are subject to expiration and renegotiation from time to time.  AMREP Southwest finances its business from cash flow from operations and from loans made to it by its parent.  It also has a loan agreement (defined below as the ASW Credit Facility) that matures September 1, 2012 under which it may not borrow any additional funds.  AMREP Southwest expects to initiate discussions with the bank regarding renewal of this arrangement, but there can be no assurance that this facility can be renewed on acceptable terms.  If AMREP Southwest is unable to renew this facility, it would not have sufficient funds to satisfy its obligation to the bank, and the Company would be forced to seek either replacement financing or other sources of capital, such as by selling assets or issuing equity, which replacement financing or other sources of capital might not be available on acceptable terms.  It is likely that the expiration without renewal or the termination of any of the credit facilities or arrangements described above would have a material adverse effect on the Company.

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

Cash Flows from Operating Activities

Receivables from Media Services operations decreased from $28,125,000 at April 30, 2011 to $23,956,000 at October 31, 2011, primarily due to the timing of the collection of receivables.  Receivables from real estate operations and corporate increased from $607,000 at April 30, 2011 to $641,000 at October 31, 2011.

Real estate inventory was $75,551,000 at October 31, 2011 compared to $75,247,000 at April 30, 2011.  Inventory in the Company’s core real estate market of Rio Rancho increased from $70,968,000 at April 30, 2011 to $71,260,000 at October 31, 2011, reflecting the net effect of development spending and land sales.  The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses decreased from $70,876,000 at April 30, 2011 to $70,285,000 at October 31, 2011, primarily from the timing of billings and payments to publishers and vendors.

Cash Flows from Investing Activities

Capital expenditures totaled $697,000 for the first six months of 2012 and were primarily for facility and equipment upgrades for the Media Services businesses and $298,000 in the same period of 2011 for expenditures primarily related to the consolidation of the Subscription Fulfillment Services operations.

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

The borrowers' obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3.0%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3.0% plus a margin of 2.0% (that is, not less than 5.0%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3.0%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  At October 31, 2011, there were no outstanding borrowings under the Media Services Credit Facility.  The highest amount borrowed during the quarter ended October 31, 2011 was $4,334,000.  The Media Services Credit Facility requires the borrowers to meet certain covenants.

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at October 31, 2011 of $18,089,000, with principal payments due quarterly on December 15, 2011, March 15, 2012 and June 15, 2012 in installments of the greater of $625,000 or one-half of the net cash received (as defined) by AMREP Southwest during the quarterly periods ended on such dates from the sale of real estate, with the remaining principal due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.2453% at October 31, 2011) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At October 31, 2011, the interest rate was 5.0% and the cash reserve was $531,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $54,892,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.  The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

Each of the Company’s financing facilities requires the borrowers to meet certain covenants.  The borrowers were in compliance with these covenants at October 31, 2011.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of October 31, 2011 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$22,655	$18,235	$271	$256	$3,893
Operating leases and other	8,238	2,799	4,921	518	-
Total	$30,893	$21,034	$5,192	$774	$3,893

Operating leases and other includes $618,000 of uncertain tax positions and related accrued interest recorded in accordance with ASC 740 and the expected remaining fiscal 2012 contributions of $255,000 to the Company’s defined benefit pension plan.  Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon various factors, including actual plan asset investment returns and discount rates applied.  Operating leases and other also does not include any accelerated pension funding that may be required by the PBGC as described above in the second paragraph under this Liquidity and Capital Resources section.  Refer to Notes 8, 11, 12, 16 and 17 to the consolidated financial statements included in the 2011 Form 10-K for additional information on long-term debt, pension contributions, taxes and commitments and contingencies.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  As a result of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On November 28, 2011, in the lawsuit entitled Haan v. Kable News Company, Inc., et al, which is described in subdivision A of Item 3 of Part I of the 2011 Form 10-K, the Court granted the motions to dismiss plaintiff’s claims against the Company’s subsidiary, Kable News Company, Inc., certain of its other subsidiaries, and the Company (together, the “Kable Defendants”) but gave plaintiff leave to replead the dismissed intentional tort claim against Kable News Company, Inc.  At this point, subject to the possible repleading, the only claims in the lawsuit that are pending against any of the Kable Defendants are claims for contribution brought by the defendant temporary staffing company and by the defendant architectural and engineering company, which additionally has advised that if plaintiff’s case against it continues it may assert an implied indemnity claim against one or more of the Kable Defendants.  At this point, it is unknown whether plaintiff will replead the intentional tort claim or whether it will appeal any of the dismissals when the case becomes ripe for appeal.

The lawsuit entitled Alpinist, et al v. Haan, et al, which is described in subdivision B of Item 3 of Part I of the Company’s 2011 Form 10-K has been settled and dismissed, with prejudice.  The share of the settlement payment allocated to the Company and its subsidiaries has been paid by the Company’s liability insurance carrier.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Employment Agreement effective August 23, 2011 between John F. Meneough and Palm Coast Data LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2011).

10.2	Incentive compensation plan for Michael P. Duloc for fiscal 2012.*
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_____________

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2011	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Employment Agreement effective August 23, 2011 between John F. Meneough and Palm Coast Data LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2011).

10.2	Incentive compensation plan for Michael P. Duloc for fiscal 2012.*
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_____________

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.