Form 10-Q
period 2012-01-31
AMREP CORP.
filed 2012-03-09
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 2012

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at February 29, 2012 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	January 31, 2012	April 30, 2011

ASSETS:
Cash and cash equivalents	$26,881	$25,756
Receivables, net:
Media services operations	22,179	28,125
Real estate operations and corporate	56	607
	22,235	28,732

Income taxes receivable	166	-
Real estate inventory	75,668	75,247
Investment assets, net	11,590	11,139
Property, plant and equipment, net	26,216	28,150
Intangible and other assets, net	14,186	16,118
Deferred income taxes	4,562	4,898
TOTAL ASSETS	$181,504	$190,040

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$64,115	$70,876
Notes payable:
Amounts due within one year	17,570	2,660
Amounts subsequently due	4,386	21,325
	21,956	23,985

Income taxes payable	-	43
Other long-term liabilities	3,236	3,571
Accrued pension cost	12,763	12,619
TOTAL LIABILITIES	102,070	111,094

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	68,389	67,901
Accumulated other comprehensive loss, net	(9,140)	(9,140)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	79,434	78,946
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$181,504	$190,040

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended January 31, 2012 and 2011
(Thousands, except per share amounts)

	2012	2011
REVENUES:
Media services operations	$21,419	$23,570
Real estate land sales	-	257
Interest and other	5	19
	21,424	23,846
COSTS AND EXPENSES:
Real estate land sales	96	237
Operating expenses:
Media services operations	18,254	19,238
Real estate selling and commissions	60	18
Other	353	(144)
General and administrative:
Media services operations	2,312	2,264
Real estate operations and corporate	995	1,062
Interest expense	338	477
	22,408	23,152
INCOME (LOSS) BEFORE INCOME TAXES	(984)	694

BENEFIT FOR INCOME TAXES	(668)	(587)
NET INCOME (LOSS)	(316)	1,281

RETAINED EARNINGS, beginning of period	68,705	75,695
RETAINED EARNINGS, end of period	$68,389	$76,976

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$(0.05)	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Nine Months Ended January 31, 2012 and 2011
(Thousands, except per share amounts)

	2012	2011
REVENUES:
Media services operations	$64,815	$73,099
Real estate land sales	1,435	1,570
Interest and other	18	80
	66,268	74,749
COSTS AND EXPENSES:
Real estate land sales	398	1,044
Operating expenses:
Media services operations	53,333	59,456
Real estate selling and commissions	199	166
Other	1,137	1,408
General and administrative:
Media services operations	6,650	6,889
Real estate operations and corporate	3,041	3,255
Interest expense	1,055	1,370
	65,813	73,588
INCOME BEFORE INCOME TAXES	455	1,161

BENEFIT FOR INCOME TAXES	(33)	(353)
NET INCOME	488	1,514

RETAINED EARNINGS, beginning of period	67,901	75,462
RETAINED EARNINGS, end of period	$68,389	$76,976

EARNINGS PER SHARE – BASIC AND DILUTED	$0.08	$0.25

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2012 and 2011
(Thousands)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488	$1,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,978	4,534
Non-cash credits and charges:
Pension accrual	144	292
Provision for (recoveries of) doubtful accounts	(568)	(267)
Loss on disposition of assets, net	67	15
Changes in assets and liabilities:
Receivables	6,613	7,572
Income taxes receivable	(209)	203
Real estate inventory and investment assets	(420)	219
Intangible and other assets	570	861
Accounts payable and accrued expenses	(6,761)	(5,926)
Deferred income taxes and other long-term liabilities	1	(849)
Total adjustments	3,415	6,654
Net cash provided by operating activities	3,903	8,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(761)	(724)
Proceeds from the disposition of assets	12	-
Net cash used in investing activities	(749)	(724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	8,277	27,273
Principal debt payments	(10,306)	(28,527)
Net cash used in financing activities	(2,029)	(1,254)
INCREASE IN CASH AND CASH EQUIVALENTS	1,125	6,190
CASH AND CASH EQUIVALENTS, beginning of period	25,756	25,531

CASH AND CASH EQUIVALENTS, end of period	$26,881	$31,721

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$1,024	$1,416
Income taxes paid – net of refunds	$173	$292

Non-cash transactions:
Reclassification to investment assets from receivables	$451	$-

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nine Months Ended January 31, 2012 and 2011

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2012 and 2011 are to the fiscal years ending April 30, 2012 and 2011 and all references to the third quarter and first nine months of 2012 and 2011 mean the fiscal three and nine month periods ended January 31, 2012 and 2011.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2011, which was filed with the SEC on July 21, 2011 (the “2011 Form 10-K”).  Certain 2011 balances in these financial statements have been reclassified to conform to the current year presentation.

(2)           Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	January 31, 2012	April 30, 2011
Media services operations:
Subscription Fulfillment Services	$13,578	$13,780
Newsstand Distribution Services, net of estimated returns	5,947	13,226
Product Services and Other	2,927	1,961
	22,452	28,967
Less allowance for doubtful accounts	(273)	(842)
	$22,179	$28,125

Real estate operations and corporate:
Mortgage notes and other receivables	$56	$1,057
Less allowance for doubtful accounts	-	(450)
	$56	$607

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $57,775,000 at January 31, 2012 and $50,736,000 at April 30, 2011.  In addition, pursuant to an arrangement with one publisher customer of the Newsstand Distribution Services business, the publisher bears the credit risk of non-collection of amounts due from the customers to which the Company distributes the publisher's magazines under this arrangement.  Accounts receivable subject to this arrangement ($17,375,000 at January 31, 2012 and $16,574,000 at April 30, 2011) have been netted against the related accounts payable due the publisher on the accompanying consolidated balance sheets.

(3)           Real Estate Inventory

The Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360-10 requires that long-lived assets, including real estate inventory, be evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.  The amount of impairment would be equal to the difference between the carrying value of an asset and its fair value.

For real estate projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to complete such projects and management’s best estimates about sales prices and holding periods.  The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions.  If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material.  Due to the subjective nature of the estimates and assumptions used in determining future cash flows, the continued weakness in the real estate market and the uncertainty in the banking and credit markets, actual results could differ materially from current estimates.

(4)           Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	January 31, 2012	April 30, 2011
Land held for long-term investment	$11,097	$10,646

Other	753	753
Less accumulated depreciation	(260)	(260)
	493	493
	$11,590	$11,139

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale and, as such, is no longer being depreciated.  Investment assets increased from April 30, 2011 due to the reclassification of $451,000 to investment assets from delinquent mortgage notes receivable, which resulted from AMREP Southwest’s acceptance of a deed in lieu of foreclosure related to a delinquent mortgage note receivable.

(5)           Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	January 31,	April 30,
	2012	2011
Land, buildings and improvements	$29,597	$29,344
Furniture and equipment	22,824	22,593
	52,421	51,937
Less accumulated depreciation	(26,205)	(23,787)
	$26,216	$28,150

(6)           Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	January 31, 2012		April 30, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,964	$1,854	$1,964	$1,675
Deferred order entry costs	1,394	-	1,785	-
Prepaid expenses	3,014	-	3,252	-
Customer contracts and relationships	15,000	6,300	15,000	5,362
Other	1,681	713	1,695	541
	$23,053	$8,867	$23,696	$7,578

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

 (7)          Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	January 31, 2012	April 30, 2011
Publisher payables, net	$54,734	$60,425
Accrued expenses	2,885	3,486
Trade payables	1,532	2,608
Other	4,964	4,357
	$64,115	$70,876

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $53,592,000 and $46,643,000 at January 31, 2012 and April 30, 2011.  Pursuant to an arrangement with a publisher customer of the Newsstand Distribution Services business, the Company has netted

$17,375,000 and $16,574,000 of accounts receivable against the related accounts payable at January 31, 2012 and April 30, 2011 (see Note 2).

(8)           Notes Payable

Notes payable consist of the following (in thousands):

	January 31, 2012	April 30, 2011
Credit facilities:
Media services operations	$-	$-
Real estate operations	17,431	19,339
Other notes payable	4,525	4,646
	$21,956	$23,985

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) which matures May 12, 2013 that provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Facility.  At January 31, 2012, the borrowing availability under the Media Services Credit Facility was $11,278,000; however, there were no outstanding borrowings.  The highest amount borrowed during the quarter ended January 31, 2012 was $442,000.

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

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at January 31, 2012 of $17,431,000, with principal payments due quarterly on March 15, 2012 and June 15, 2012 in installments of the greater of $625,000 or one-half of the net cash received (as defined) by AMREP Southwest during the quarterly periods ended on such dates from the sale of real estate, with the remaining principal due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.2835% at January 31, 2012) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At January 31, 2012, the interest rate was 5.0% and the cash reserve was $532,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $55,052,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.  The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

At January 31, 2012, the borrowers under the Media Services Credit Facility and the ASW Credit Facility were in compliance with the facilities’ covenants.

Other notes payable consist of a $4,451,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $74,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.5%.  The amount of Other notes payable due within one year totals $139,000.

(9)           Other Long-Term Liabilities

In June 2009, the Company received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available to the Company in connection with its project completed in the second quarter of 2011 to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement requires the Company to achieve certain objectives in terms of job retention, job creation and capital investment through December 31, 2012; if the objectives are not met, the Company may need to return a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a long term liability.  If and when the Company is irrevocably entitled to retain part or all of the award, the amount entitled to be retained will be amortized into income over the life of the assets acquired with the grant monies received.

(10)         Taxes

The Company recognized net tax benefits of $668,000 and $33,000 during the three and nine month periods ended January 31, 2012, which included a reduction of liabilities related to previously unrecognized tax benefits pursuant to ASC 740 that totaled $382,000. Net tax benefits of $587,000 and $353,000 were recognized in the comparable periods of 2011 and included a similar reduction in liabilities related to unrecognized tax benefits that occurred in the third quarter of 2011 and totaled $764,000.  The difference between the amount of tax benefits recognized in the third quarter and first nine months of both 2012 and 2011 and the amount that would be expected based upon the statutory rate was primarily attributable to the aforementioned reduction of liabilities related to unrecognized tax positions due to the expiration of the statute of limitations on certain prior year tax benefits.  The Company expects to utilize federal net operating loss carryforwards to offset current year taxable income.

The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $66,000 at January 31, 2012 and $333,000 at April 30, 2011.  As a result of either the expiration of statutes of limitations or the recognition and measurement considerations under ASC 740-10, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

(11)         Fair Value Measurements

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

The carrying amounts of cash equivalents, Media services trade receivables and all trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.  The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $81,000 and $562,000 at January 31, 2012 and April 30, 2011 and is the approximate carrying amounts at those dates.  At January 31, 2012 and April 30, 2011, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $4,894,000 and $5,067,000 compared with carrying amounts of $4,525,000 and $4,646,000.

(12)         Information About the Company's Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and nine month periods ended January 31, 2012 and 2011 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Real Estate Operations	Corporate and Other	Consolidated
Three months ended January 31, 2012 (a):
Revenues	$15,589	$2,213	$3,617	$70	$(65)	$21,424

Net income (loss)	(137)	19	55	(521)	268	(316)
Provision (benefit) for income taxes	(20)	(56)	21	(750)	137	(668)
Interest expense (income), net (b)	548	(379)	37	436	(304)	338
Depreciation and amortization	1,027	128	63	20	37	1,275
EBITDA (c)	$1,418	$(288)	$176	$(815)	$138	$629

Capital expenditures	$40	$-	$24	$-	$-	$64

Three months ended January 31, 2011 (a):
Revenues	$18,350	$2,488	$2,732	$338	$(62)	$23,846

Net income (loss)	753	48	(20)	334	166	1,281
Provision (benefit) for income taxes	319	(168)	(27)	(791)	80	(587)
Interest expense (income), net (b)	577	(284)	26	362	(204)	477
Depreciation and amortization	1,151	161	66	20	40	1,438
EBITDA (c)	$2,800	$(243)	$45	$(75)	$82	$2,609

Capital expenditures	$426	$-	$-	$-	$-	$426

Nine months ended January 31, 2012 (a):
Revenues	$48,775	$7,112	$8,928	$1,648	$(195)	$66,268

Net income (loss)	911	203	33	(1,411)	752	488
Provision (benefit) for income taxes	614	169	8	(1,211)	387	(33)
Interest expense (income), net (b)	1,680	(1,107)	103	1,244	(865)	1,055
Depreciation and amortization	3,216	399	191	61	111	3,978
EBITDA (c)	$6,421	$(336)	$335	$(1,317)	$385	$5,488

Capital expenditures	$656	$68	$37	$-	$-	$761

Nine months ended January 31, 2011 (a):
Revenues	$56,774	$8,488	$7,837	$1,837	$(187)	$74,749

Net income (loss)	1,511	633	68	(1,233)	535	1,514
Provision (benefit) for income taxes	700	261	24	(1,612)	274	(353)
Interest expense (income), net (b)	1,761	(914)	71	1,029	(577)	1,370
Depreciation and amortization	3,685	486	187	62	114	4,534
EBITDA (c)	$7,657	$466	$350	$(1,754)	$346	$7,065

Capital expenditures	$710	$-	$14	$-	$-	$724

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2011 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2012 and 2011 are to the fiscal years ending April 30, 2012 and 2011 and all references to the third quarter and first nine months of 2012 and 2011 mean the fiscal three and nine month periods ended January 31, 2012 and 2011.

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

The significant accounting policies of the Company are described in Note 1 to the 2011 consolidated financial statements contained in the 2011 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2011 consolidated financial statements.  The Company did not adopt any accounting policy in the third quarter of 2012 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 2012, the Company had a net loss of $316,000, or $0.05 per share, compared to net income of $1,281,000, or $0.21 per share, for the third quarter of 2011.  For the first nine months of 2012, the Company had net income of $488,000, or $0.08 per share, compared to net income of $1,514,000, or $0.25 per share, for the same period of 2011.  Revenues were $21,424,000 and $66,268,000 in the third quarter and first nine months of 2012 compared to $23,846,000 and $74,749,000 for the same periods of the prior year.

The 2012 third quarter results included a tax benefit of $382,000, or $0.06 per share, from the recognition of previously unrecognized tax benefits as compared to a similar benefit of $764,000, or $0.13 per share, in the third quarter of 2011.

Revenues from Media Services decreased from $23,570,000 and $73,099,000 for the third quarter and first nine months of 2011 to $21,419,000 and $64,815,000 for the same periods in 2012.  Magazine publishers, which are the principal customers of these operations, have continued to be negatively impacted by increased competition from new media sources and also by the effects of the recent recession.  The result has been a continuing trend of reduced subscription and newsstand sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors.  As a consequence of these and other factors, including customer losses, revenues from the Subscription Fulfillment Services operations decreased from $18,350,000 and $56,774,000 for the third quarter and first nine months of 2011 to $15,589,000 and $48,775,000 for the same periods of 2012, while revenues from the Newsstand Distribution Services operations decreased from $2,488,000 and $8,488,000 for the third quarter and first nine months of 2011 to $2,213,000 and $7,112,000 for the same periods of 2012.  Revenues from the Product Services and Other businesses segment increased from $2,732,000 and $7,837,000 for the third quarter and first nine months of 2011 to $3,617,000 and $8,928,000 for the same periods of 2012, primarily due to an increase in revenues from a temporary staffing business partially offset by lower revenues in the product services business.  Partially offsetting the overall revenue decline, Media Services operating expenses were $18,254,000 and $53,333,000 (85.2% and 82.3% of related revenues) for the third quarter and first nine months of 2012 compared to $19,238,000 and $59,456,000 (81.6% and 81.3% of related revenues) for the same periods in 2011.  The decreases in Media Services operating expenses for the third quarter and first nine months of 2012 from the same periods in 2011 were primarily attributable to (i) decreases of $569,000 and $4,308,000 for the three and nine month periods in payroll and benefits costs as a result of both the reduced and lost business noted earlier and efficiencies achieved in the Company’s consolidation of its Subscription Fulfillment Services business from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida that was completed during the second quarter of 2011, as well as (ii) decreases of $179,000 and $840,000 for the three and nine month periods related to facilities and equipment costs, including depreciation, resulting from the consolidation project.

Revenues from land sales at AMREP Southwest were zero and $1,435,000 for the third quarter and first nine months of 2012 compared to $257,000 and $1,570,000 for the same periods of 2011.  Results for both periods continued to be substantially lower than the Company experienced prior to fiscal 2009 in its principal market of Rio Rancho, New Mexico, due to a severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  For the third quarter and first nine months of 2012 and 2011, the Company’s land sales in Rio Rancho were as follows:

	Fiscal 2012			Fiscal 2011
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)		Revenues Per Acre (in 000s)
Three months:
Developed
Residential	-	$-	$-	0.8	$225		$281
Commercial	-	-	-	-	-		-
Total Developed	-	-	-	0.8	225		281
Undeveloped	-	-	-	1.5	32		21
Total	-	$-	$-	2.3	$257		$112
Nine months:
Developed
Residential	-	$-	$-	3.1	$1,031		$333
Commercial	4.2	748	178	-	35	[a]	-
Total Developed	4.2	748	178	3.1	1,066		333
Undeveloped	16.0	687	43	13.2	504		38
Total	20.2	$1,435	$71	16.3	$1,570		$96

[a] Revenues recognized under the Cost Recovery method of sales for real estate.  Acres sold were recognized in a prior period.

The average selling price of land sold by the Company in Rio Rancho in recent years has fluctuated, as the Company offers for sale developed and undeveloped land from a number of different projects, and selling prices may vary from project to project and within projects depending on location, the stage of development and other factors.  The average gross profit percentage on land sales was 72% for the first nine months of 2012 compared to 8% and 34% for the third quarter and first nine months of 2011, with the increased gross profit percentage in 2012 being attributable to the mix of land sold.  Land sold in the first two quarters of 2012 consisted of developed commercial lots and undeveloped residential lots, both of which have higher gross profit margins than developed residential lots which were a large part of the land sales in 2011.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

The Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360-10 requires that long-lived assets, including real estate inventory, be evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets.  The amount of impairment would be equal to the difference between the carrying value of an asset and its fair value.

For real estate projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to complete such projects and management’s best estimates about sales prices and holding periods.  The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions.  If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material.  Due to the subjective nature of the estimates and assumptions used in determining future cash flows, the continued weakness in the real estate market and the uncertainty in the banking and credit markets, actual results could differ materially from current estimates.

Real estate selling and commission expenses were $60,000 and $199,000 for the three and nine month periods ended January 31, 2012 compared to $18,000 and $166,000 for the same periods in the prior year. Real estate selling and commission expenses can vary depending on the types of land sold and, in the case of selling expenses, also on the types of land offered for sale.

Other operating expenses were $353,000 and $1,137,000 for the three and nine month periods ended January 31, 2012 compared to $144,000 and $1,408,000 for the same periods last year.  The increase in other operating expenses for the third quarter of 2012 versus the same period in 2011 was due to increased land maintenance costs in Rio Rancho.  The decrease in other operating expenses for the nine month period was primarily due to lower real estate taxes on real estate inventory and investment assets in Rio Rancho and restructuring costs incurred in the prior year with no similar costs in 2012 since the consolidation of the Company’s Subscription Fulfillment Services business was completed in the second quarter of 2011.

General and administrative costs of Media Services operations were $2,312,000 and $6,650,000 (10.8% and 10.3% of related revenues) for the three and nine month periods ended January 31, 2012 compared to $2,264,000 and $6,889,000 (9.6% and 9.4% of related revenues) for the same periods in the prior year.  The higher costs for the third quarter of 2012 were primarily attributable to certain severance costs associated with a management reorganization.  The lower costs for the nine month period ended January 31, 2012 primarily reflected the reduced and lost business noted earlier and efficiencies achieved in the Company’s consolidation of its Subscription Fulfillment Services business, partially offset by increased legal costs.

The Company recognized net tax benefits of $668,000 and $33,000 during the three and nine month periods ended January 31, 2012, which included a reduction of liabilities related to previously unrecognized tax benefits pursuant to ASC 740 that totaled $382,000. Net tax benefits of $587,000 and $353,000 were recognized in the comparable periods of 2011 and included a similar reduction in liabilities related to unrecognized tax benefits that occurred in the third quarter of 2011 and totaled $764,000.  The difference between the amount of tax benefits recognized in the third quarter and first nine months for both 2012 and 2011 and the amount that would be expected based upon the statutory rate was primarily attributable to the aforementioned reduction of liabilities related to unrecognized tax positions due to the expiration of the statute of limitations on certain prior year tax benefits.  The Company expects to utilize federal net operating loss carryforwards to offset current year taxable income.

The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $66,000 at January 31, 2012 and $333,000 at April 30, 2011.  As a result of either the expiration of statutes of limitations or the recognition and measurement considerations under ASC 740-10, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Facility) that matures May 12, 2013.  The Company’s Media Services businesses also rely on cash flow from operations to fund their working capital requirements, including from one material customer contract.  AMREP Southwest finances its business from cash flow from operations, which has been minimal in 2012 and 2011 due to the poor conditions in its real estate markets, and from loans made to it by its parent.  It also has a loan agreement (defined below as the ASW Credit Facility) that matures September 1, 2012 under which it may not borrow any additional funds.  AMREP Southwest expects to initiate discussions with the bank regarding the extension of this arrangement, but there can be no assurance that this facility can be extended on acceptable terms.  If AMREP Southwest is unable to extend this facility, it would not have sufficient funds to satisfy its obligation to the bank, and the Company would be forced to seek either replacement financing or other sources of capital, such as by selling assets or issuing equity, which replacement financing or other sources of capital might not be available on acceptable terms.  It is likely that the expiration without renewal or extension or the termination of either of the credit facilities or the customer contract described above would have a material adverse effect on the Company.

As a result of the cessation of certain operations in connection with the consolidation of the Company’s Subscription Fulfillment Services business, more than 20% of the Company’s employees who were active participants in the Company’s defined benefit pension plan as of the date of the announcement of the consolidation project were separated from employment.  As required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company notified the Pension Benefit Guaranty Corporation (the “PBGC”) of this occurrence.  Pursuant to ERISA regulations, the PBGC has the right to require the Company to accelerate the funding of certain accrued pension-related obligations (i) by making accelerated contributions to the Plan or (ii) by placing an amount in escrow or by furnishing a bond to the PBGC to insure payment, or instead (iii) the Company and the PBGC may enter into an alternative arrangement with respect to any such requirement.  The PBGC has advised the Company that its calculation of the unfunded liability, statutorily computed on a “termination basis” which amount differs from that computed for generally accepting accounting principles under ASC 715-30, was approximately $16,000,000 as of the date the certain operations were deemed to have ceased, and as a result, the amount required to be contributed to the Plan or placed in escrow (or supported by a bond) is approximately $11,700,000.  The Company and its advisors have reviewed the PBGC’s calculations, and the Company is continuing discussions with the PBGC to seek an alternative arrangement; however, there is no assurance that a satisfactory alternative arrangement can be arrived at between the Company and the PBGC.  Either the alternative arrangement, if achieved, or the failure to reach an agreement on an alternative arrangement, could have a material adverse effect on the Company.  Refer to Note 11 to the consolidated financial statements included in the 2011 Form 10-K for additional pension plan information.

Cash Flows from Operating Activities

Receivables from Media Services operations decreased from $28,125,000 at April 30, 2011 to $22,179,000 at January 31, 2012, primarily due to the timing of the collection of receivables.  Receivables from real estate operations and corporate decreased from $607,000 at April 30, 2011 to $56,000 at January 31, 2012 reflecting the net effect of (i) the reclassification of $451,000 to investment assets from delinquent mortgage notes receivable, which resulted from the Company’s acceptance of a deed in lieu of foreclosure related to a delinquent mortgage note receivable and (ii) payments received on mortgage notes held by AMREP Southwest during 2012.

Real estate inventory totaled $75,668,000 at January 31, 2012 compared to $75,247,000 at April 30, 2011.  Inventory in the Company’s core real estate market of Rio Rancho increased from $70,968,000 at April 30, 2011 to $71,377,000 at January 31, 2012, reflecting the net effect of development spending and land sales.  The balance of real estate inventory consisted of properties in Colorado.  Investment assets increased from $11,139,000 at April 30, 2011 to $11,590,000 at January 31, 2012 as a result of the reclassification of a delinquent mortgage note receivable to investment assets noted above.

Accounts payable and accrued expenses decreased from $70,876,000 at April 30, 2011 to $64,115,000 at January 31, 2012, primarily from the timing of billings and payments to publishers and vendors, as well as lower business volumes.

Cash Flows from Investing Activities

Capital expenditures totaled $761,000 for the first nine months of 2012 and were primarily for facility and equipment upgrades for the Media Services businesses and $724,000 in the same period of 2011 for expenditures primarily related to the consolidation of the Subscription Fulfillment Services operations.

Cash Flows From Financing Activities

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) which matures May 12, 2013 that provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services consolidated fixed charge coverage ratio (as defined) being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Facility.  At January 31, 2012, the borrowing availability under the Media Services Credit Facility was $11,278,000; however, there were no outstanding borrowings.  The highest amount borrowed during the quarter ended January 31, 2012 was $442,000.

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

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at January 31, 2012 of $17,431,000, with principal payments due quarterly on March 15, 2012 and June 15, 2012 in installments of the greater of $625,000 or one-half of the net cash received (as defined) by AMREP Southwest during the quarterly periods ended on such dates from the sale of real estate, with the remaining principal due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.2835% at January 31, 2012) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At January 31, 2012, the interest rate was 5.0% and the cash reserve was $532,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $55,052,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.  The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

At January 31, 2012, the borrowers under the Media Services Credit Facility and the ASW Credit Facility were in compliance with the facilities’ covenants.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of January 31, 2012 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$21,956	$17,570	$268	$260	$3,858
Operating leases and other	9,116	4,437	4,259	420	-
Total	$31,072	$22,007	$4,527	$680	$3,858

Operating leases and other includes $236,000 of uncertain tax positions and related accrued interest recorded in accordance with ASC 740 and approximately $2,030,000 of required contributions to the Company's defined benefit pension plan as determined by the plan's actuary for the 2011 and 2012 plan years that are due at various dates through January 2013. Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon various factors, including actual plan asset investment returns and discount rates applied.  In addition, operating leases and other also does not include any accelerated pension funding that may be required by the PBGC as described above in the second paragraph under this Liquidity and Capital Resources section.  Refer to Notes 8, 11, 12, 16 and 17 to the consolidated financial statements included in the 2011 Form 10-K for additional information on long-term debt, pension contributions, taxes and commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to the lawsuit entitled Haan v. Kable News Company, Inc., et al, which is described in subdivision A of Item 3 of Part I of the 2011 Form 10-K and for which further developments were reported in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q filed December 9, 2011.  The parties have agreed to the settlement of the lawsuit and it has been dismissed, with prejudice.  The share of the settlement payment allocated to the Company and its subsidiaries, which is a nominal amount, has been paid by the Company’s liability insurance carrier.

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

Date: March 9, 2012	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_____________

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.