Form 10-K
period 2012-04-30
AMREP CORP.
filed 2012-07-26
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ x ]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended April 30, 2012
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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes	No	X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act").

Yes	No	X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of October 31, 2011, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $16,543,244.  Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the New York Stock Exchange on such date.  For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them.  In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 16, 2012, there were 5,996,212 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.                     Business

GENERAL

The Company* was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).  As of July 1, 2012, the Company employed approximately 1,100 full time employees, including approximately 280 temporary employees of the Company’s staffing business.  Data concerning industry segments is set forth in Note 18 of the notes to the consolidated financial statements included in this annual report on Form 10-K.  The Company’s foreign sales and activities are not significant.  All references in this Item 1 to 2012, 2011 and 2010 mean the Company’s fiscal years ended April 30, 2012, 2011 and 2010, unless otherwise qualified.

SUBSCRIPTION FULFILLMENT SERVICES, NEWSSTAND DISTRIBUTION SERVICES
 AND PRODUCT SERVICES AND OTHER OPERATIONS

The Company (i) through its Palm Coast subsidiary conducts its Subscription Fulfillment Services business in which it performs subscription fulfillment and related services for publishers and other customers, (ii) through its Kable Newsstand Distribution Services subsidiary distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries, and (iii) through its Kable Product Services, Specialty Packaging Services and Staffing Resources subsidiaries, provides internet order processing and shipment for e-commerce retailers, packaging design, procurement and product fulfillment services and temporary staffing services.  Total Media Services revenues were $83.4 million for 2012.

Subscription Fulfillment Services

The Subscription Fulfillment Services business performs fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services and ancillary services, and it accounted for approximately 75% of Media Services revenues in 2012.  In the magazine subscription fulfillment services operation, Palm Coast maintains subscriber lists and databases, processes new orders, receives and accounts for payments, prepares and transmits to each publisher’s printer the labels or tapes containing the names and addresses of subscribers for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications for mailing, generates marketing and statistical reports, processes internet orders and prints forms and promotional materials.  List services clients are primarily publishers for whom Palm Coast maintains client customer lists, selects names for clients who rent their lists, merges rented lists with a client’s lists to eliminate duplication for the client’s promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts.  These services are performed for many clients, but some clients may only utilize certain of them.  Although by far the largest number of magazine titles for which subscription fulfillment services are performed are consumer publications, Palm Coast also performs services for membership organizations, trade (business) publications and government agencies that utilize the broad capabilities of Palm Coast’s extensive database systems.

Palm Coast performs subscription fulfillment services for approximately 450 different magazine titles for approximately 110 clients and maintains databases of approximately 41 million active subscribers for its client publishers and membership organizations.  In a typical month, Palm Coast produces or provides data for approximately 41 million mailing labels for its clients and also processes over 15 million pieces of outgoing mail for these clients.

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

Newsstand Distribution Services

In its Newsstand Distribution Services business, Kable distributes over 450 publications for approximately 200 publishers.  Among the titles are many special interest magazines, including various hobbyist, celebrity, puzzle, automotive, comics, women’s service and sports magazines.  In a typical month, Kable distributes approximately 47 million copies of various titles to wholesalers.  Kable coordinates the movement of the publications from its publisher clients to approximately 100 independent wholesalers in North America and to wholesalers in over 80 countries worldwide.  The wholesalers in turn sell the publications to retail chains and independent retail outlets.  All parties generally have full return rights for unsold copies.  The Newsstand Distribution Services business accounted for approximately 11% of Media Services revenues in 2012.

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

Kable competes primarily with three other national distributors, each of which is larger than Kable.  One of these competitors is affiliated with a magazine publishing company, and one was recently acquired by a company that owns the largest magazine wholesaler in North America.  The competition for the distribution rights in this business is intense.  In addition, over the past four years, there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines arising from changes within the magazine distribution industry.  During 2012, business with three wholesalers accounted for a major portion of the gross billings of the Newsstand Distribution Services business, which is common for the industry.  Of Kable’s Newsstand Distribution Services aggregate accounts receivable at April 30, 2012, approximately 53% were due from these three wholesalers.

Product Services and Other

Together, Kable Product Services and Kable Specialty Packaging Services (collectively, “Product Services”) offer an integrated approach to electronic and traditional commerce for consumer products manufacturers, including both publishing and non-publishing customers. Specifically, the business unit provides:

-  Dedicated account management by customer;
-  Design, procurement, and packaging of retail packs and point-of-purchase displays;
-  Front-end processing, including customer out-reach via e-commerce, direct mail and phone;
                -  Order capturing via electronic mediums as well as traditional call center operations, mail capture and entry;
                -  Warehousing and pick/pack/ship functions including analysis of shipping methods in order to minimize freight costs; and,
-  Billing as well as collection of payments tendered by credit cards, checks and cash.

As an adjunct to the Subscription Fulfillment Services business, Product Services offers fulfillment services to their publishers, including shipment of premiums (free gifts) provided to subscribers, shipment of replacement copies of newly issued magazines or purchased copies of older editions and shipment and payment processing for product advertised for sale in their publishers’ magazines or associated web sites. The Product Services business operates from a 191,000 square foot facility owned by the Company in Fairfield, Ohio.

Kable Staffing Resources (“Staffing Resources”) operates as a separate business which provides temporary employees to local companies in the Fairfield, Ohio area, including its affiliate Product Services.  Many of its clients experience fluctuations in their businesses and therefore choose to use temporary employees from an agency rather than trying to manage the labor themselves.  In this business, Staffing Resources hires and pays the employees it provides to its clients, and charges its clients a rate that includes its margin for providing this service.  Both Product Services and Staffing Resources operate in very competitive environments.  Together, they accounted for approximately 14% of Media Services revenues in 2012.

REAL ESTATE OPERATIONS

The Company conducts its Real Estate business through AMREP Southwest, with these activities occurring primarily in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico.  References below to Rio Rancho include the City and such adjoining areas.

Properties – Rio Rancho

Rio Rancho consists of 91,049 acres in Sandoval County near Albuquerque, of which approximately 74,100 acres have been platted into approximately 114,680 residential and commercial lots, approximately 16,500 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land.  At April 30, 2012, approximately 91,000 of these residential and commercial lots had been sold by AMREP Southwest net of lots repurchased and those returned to AMREP Southwest by deeds in lieu of foreclosure.  AMREP Southwest currently owns approximately 17,350 acres in Rio Rancho, of which approximately 4,415 acres are in several areas of contiguous properties which are being developed or are suitable for development, and approximately 2,000 acres are in areas with a high concentration of ownership, where AMREP Southwest owns more than 50% of the lots in the area.  These high concentration areas are suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government.  The balance of the acreage owned is in scattered lots, where AMREP Southwest owns less than 50% of the lots in the area, that may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or that AMREP Southwest may offer for sale individually or in small groups.

Activities conducted or arranged by AMREP Southwest to facilitate development include the obtaining of necessary governmental approvals (“entitlements”), installation of utilities and necessary storm drains, and building or improving of roads.  At Rio Rancho, AMREP Southwest develops both residential lots and sites for commercial and industrial use as demand warrants, and also secures entitlements for large development tracts for sale to homebuilders.  The engineering work at Rio Rancho is performed by both AMREP Southwest employees and outside firms, but all development work is performed by outside contractors.  AMREP Southwest personnel market land at Rio Rancho, both directly and through brokers.  AMREP Southwest competes with other owners of land in the Rio Rancho and Albuquerque area that offer for sale developed and undeveloped residential lots and sites for commercial and industrial use.

The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 88,000 whose median age is 35 years.  It was named as the 51st best place to live by CNNMoney.com in 2010 for those cities in the United States with greater than 50,000 residents.  The city’s population grew by approximately 70% from calendar year 2000 through 2010. The city has significant construction projects completed, ongoing or announced, including: (i) a City Center central business district with a 6,500 seat events center and a city hall, (ii) the opening of the University of New Mexico West campus at City Center, (iii) the completion of a Hewlett-Packard technical and customer support center and (iv) the current construction of two new hospitals, among others.  Announced new projects and business relocations are anticipated to generate approximately 3,000 jobs in the Rio Rancho area over the next five years.  Currently, major non-government employers include Intel Corporation, U.S. Cotton and customer care call centers of Bank of America, Victoria’s Secret and Sprint PCS.  As of December 2011, the City of Rio Rancho’s unemployment rate was 7.0%.

In Rio Rancho, AMREP Southwest sells both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others.  In the last three fiscal years, its land sales in Rio Rancho have been as follows:

	Acres Sold	Revenues	Revenues Per Acre (a)
2012:
Developed
Residential	-	$-	$-
Commercial	4	748,000	178,000
Total Developed	4	748,000	178,000
Undeveloped	100	1,141,000	11,000
Total	104	$1,889,000	$18,000

2011:
Developed
Residential	3	$1,031,000	$344,000
Commercial (b)	-	35,000	-
Total Developed	3	1,066,000	344,000
Undeveloped	19	714,000	38,000
Total	22	$1,780,000	$81,000

2010:
Developed
Residential	6	$1,891,000	$293,000
Commercial	2	894,000	523,000
Total Developed	8	2,785,000	341,000
Undeveloped	48	2,400,000	50,000
Total	56	$5,185,000	$92,000

(a) Revenues per acre may not calculate precisely due to rounding of acres sold amounts and rounding to nearest thousand for revenues.
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

Other Properties

AMREP Southwest also owns two tracts of land in Colorado, consisting of one property of approximately 160 acres planned for approximately 400 homes that AMREP Southwest intends to offer for sale upon obtaining all necessary entitlements, and one property of approximately 10 acres zoned for commercial use, which is expected to be offered for sale within the next twelve months.

Available Information

The Company maintains a website at www.amrepcorp.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  The information found on the Company’s website is not part of this or any other report that the Company files with, or furnishes to, the Securities and Exchange Commission.

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

Major Business Risks

The Company’s subsidiaries have substantial indebtedness and other financial obligations which could adversely affect the Company’s business, financial condition or results of operations.

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Facility) that matures May 12, 2013.  The Company’s Media Services businesses also rely on cash flow from operations and operate with negative working capital, primarily as a result of liquidity provided by one material customer contract that expires June 2014.  AMREP Southwest finances its business from cash flow from operations, which has been minimal in 2012 and 2011 due to the poor conditions in its real estate markets, and from parent company advances.  It also has a loan agreement that matures September 1, 2012 under which it may not borrow any additional funds.

The Company is a holding company, and is dependent on the ability of its subsidiaries to distribute funds to it.

The Company is a holding company and conducts substantially all of its operations through its subsidiaries. As a holding company, the Company is dependent on distributions of funds from its subsidiaries to pay its expenses and fund its operations.  Because of the adverse conditions currently affecting AMREP Southwest, Media Services is presently the sole source of funding for the parent company's operations, and the parent company in turn is supplying a substantial portion of the funding needed by AMREP Southwest. The continued availability of this funding is dependent upon the results of operations of Media Services and its continued compliance with the covenants in its revolving credit facility.  The Company's results of operations, future growth or both would be adversely affected if for any reason Media Services were unable to distribute sufficient funds to support the operations of the Company and AMREP Southwest.  If the cash available for distribution by Media Services were insufficient to fund the operations of the Company and the Company was not able to provide the funding needed by AMREP Southwest, the Company would be forced to seek either replacement financing or other sources of capital, such as by selling assets or issuing equity, which replacement financing or other sources of capital might not be available on acceptable terms.

The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum Fixed Charge Coverage Ratio, as defined.  The borrowers were not in compliance with this covenant at April 30, 2012.  The lender has waived the violation and the Media Services Credit Facility was amended to reduce the required Fixed Charge Coverage Ratio for the period ending July 31, 2012 to a level that the Company believes will be met.  The Company believes that without additional changes, it is likely that there will be subsequent violations of this covenant.  However, the lender has agreed in principle to a further amendment of the Media Services Credit Facility, which is in the process of being documented.  The proposed amendment would extend the Media Services Credit Facility’s term for one year to May 12, 2014 and modify the required Fixed Charge Coverage Ratio so that it would more likely be met.  However, neither meeting the covenant’s requirement in the future nor obtaining relief from the lender if it is not met can be assured.  Under the terms of the Media Services Credit Facility, while a violation of the covenant continues, among other things, the Media Services companies are barred from repaying indebtedness to or otherwise distributing funds to the parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.  At April 30, 2012, the borrowers were in compliance with the other covenants of the Media Services Credit Facility.  There were no outstanding borrowings under the Media Services Credit Facility as of April 30, 2012.

It is likely that the expiration without renewal or extension, or the termination, of either of the credit facilities described in this and the preceding risk factor or the customer contract described in the preceding risk factor would have a material adverse effect on the Company.

The Company’s defined benefit pension plan, which the Company froze in 2004, is currently substantially underfunded and will require additional cash contributions, some of which are likely to be accelerated.

The Company’s defined benefit pension plan was underfunded on a generally accepted accounting principles basis by approximately $17.7 million at April 30, 2012.   The Company froze the pension plan effective March 1, 2004 so that from that date there would be no new participants in the plan and the existing participants’ future compensation would not affect their pension benefits.  A key assumption underlying the actuarial calculations upon which the Company’s accounting and reporting obligations for the pension plan are based is an assumed annual investment rate of return of 8.0%.  If the pension plan assets do not realize the expected rate of return, or if any other assumptions underlying the actuarial calculations are incorrect or are modified, the Company may be required to make contributions to the pension plan beyond current requirements, which could negatively impact the Company’s limited financial resources.  In addition, due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder have accorded to the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,700,000 of accrued pension-related obligations.  The Company and the PBGC have reached an agreement in principle to deal with the funding obligation which provides for the Company to make a $3,000,000 cash contribution to the Plan, which is to be made within ten days after a formal agreement is signed.  If, before the expiration of one year, the Company is unable to pay the remaining liability or adequately secure it with collateral acceptable to the PBGC, the Company will be required to (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, or (ii) discharge the remaining liability in quarterly installments over a five year period with security acceptable to the PBGC.  In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the plan. The Company is unable to offer any assurance that it will be able to discharge the Plan funding obligation within one year or meet the PBGC’s requirements for securing or paying the undischarged amount, nor can it offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief.

Risks Related to the Company’s Media Services Operations

The introduction and increased popularity of alternative technologies for the distribution of news, entertainment and other information and the resulting shift in consumer habits and advertising expenditures from print to other media has adversely affected the Company’s Media Services operations.

Revenues in the Company’s Media Services operations are principally derived from services the Company performs for traditional publishers.  Historically, a reduction in the demand for the Company’s newsstand distribution services due to lower sales of magazines at newsstands has often been at least partially offset by an increase in demand for the Company’s subscription fulfillment services as consumers affected by the reduction in newsstand distribution instead sought publications through subscription.  However, technology changes, particularly digital technology used in the entertainment and media industries, continues to evolve rapidly, and advances in that technology have led to alternative methods for the distribution, storage and consumption of content such as that contained in the products distributed by the Company’s Media Services operations. These technological changes have driven and reinforced changes in consumer behavior as consumers increasingly seek control over when, where and how they consume content.  For example, the distribution of news, entertainment and other information via the internet has become very popular, and consumers increasingly rely on electronic tablets and readers, personal computers, cellular phones and other electronic devices for such information.  The resulting reduction in demand for traditional print media and the shift of advertising dollars from traditional print media to online media has adversely affected the publishing industry in general and has had a negative impact on both the Company’s Subscription Fulfillment Services and Newsstand Distribution Services business segments.  The Company’s failure or inability to adapt to emerging technologies and changes in consumer behavior could have a significant adverse effect on the Company’s competitive position and its businesses and results of operations.

The Company’s operating results depend in part on successful research, development and marketing of new or improved services and data processing capabilities and could suffer if the Company is not able to continue to successfully implement new technologies.

The Company’s Media Services businesses operate in highly competitive markets that are subject to rapid change, and must therefore continue to invest in developing technologies and improving various existing systems in order to remain competitive.  There are substantial uncertainties associated with the Company’s efforts to develop new technologies and services for the subscription fulfillment and newsstand distribution markets the Company serves, including its lack of financial resources.  Particularly in the Subscription Fulfillment Services business, the Company would need to make substantial capital investments in order to convert its business to newer digital and internet-based technologies.  Some of the Company’s competitors have already adjusted their businesses for the growing digital market and any improvements the Company makes may not be developed until it is too late to compete effectively.  Additionally, the cost and expertise needed to develop these new digital and internet-based technologies may be prohibitive for the Company, and even if the Company makes significant investments in new information processing technologies and services in these or other areas, they may not prove to be profitable.  The failure or inability to successfully develop these new technologies and services could have a material adverse effect on the Company’s competitive position and its businesses and results of operations.  Even if these developments are profitable, the operating margins resulting from their application would not necessarily equal, or result in an improvement over, the Company’s historical margins.

The Company’s Media Services operations could face increased costs and business disruption from instability in the newsstand distribution channel.

The Company’s Newsstand Distribution Services business operates a national distribution business that relies on wholesalers to distribute magazines to newsstands and other retail outlets.  A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business in the United States, and the Company extends credit to such wholesalers, whose credit worthiness and financial position may be affected by changes in economic or other external conditions.  In recent years there has been instability in the wholesaler channel that has led to one major wholesaler abandoning the business and to certain disruptions to magazine distribution.  There is the possibility of further consolidation among these major wholesalers, and the insolvency or non-payment of its obligations by one or more of these wholesalers would have a material adverse impact on the Company’s results of operations and financial condition.  In addition, due to the significant concentration in the industry, should there be a disruption in the wholesale channel, it could impede the Company’s ability to distribute magazines to the retail marketplace.

The Company’s publisher customers face business pressures from reduced advertising revenues and increased costs for paper, printing and postal rates.  These factors could have a negative effect on their operating income, and this in turn could negatively affect the Company’s Media Services operations.

An important source of revenue for the magazine publishing industry, the principal industry served by the Company, is advertising.  As a result of the recent economic slowdown, there was a well-publicized reduction in advertising at all levels which caused a higher attrition rate of magazine titles than had been previously experienced.  In addition, the Company’s publisher customers’ principal raw material is paper.  Paper and printing prices have fluctuated over the past several years, and significant increases in paper prices could adversely affect a publisher customer’s operating income.  Postage for magazine distribution and direct solicitation is another significant operating expense of the Company’s publisher customers, which primarily use the U.S. Postal Service to distribute their products.  Any softness in advertising revenues or significant increases in paper costs, printing costs or postal rates that publishers are not able to offset could have a negative effect on their operating income and number of titles published, and this in turn could negatively affect the Company’s Media Services operations.

Almost all of the revenues of the Company’s Newsstand Distribution Services business are derived from sales made on a fully returnable basis, and an error in estimating expected returns could cause a misstatement of revenues for the period affected.

As is customary in the magazine distribution industry, almost all of the commission revenues of the Company’s Newsstand Distribution Services business segment are derived from sales made on a fully returnable basis, meaning that customers may return unsold copies of magazines for credit.  During the Company’s last two fiscal years, customers ultimately returned for credit approximately 65% of the magazines initially distributed by the Company. The Company recognizes commission revenues from the distribution of magazines at the time of delivery to the wholesalers, less a reserve for estimated returns that is based on historical experience and recent sales data on an issue-by-issue basis. Although the Company has the contractual right to return these magazines for offsetting credits from the publishers from whom the magazines are purchased, an error in estimating the percentage of returns at the end of an accounting period could have the effect of understating or overstating revenues in the period affected, which misstatement would have to be adjusted in a subsequent period when the actual return information becomes known.

Competitive pressures may result in a decrease in the Media Services revenues and profitability.

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

The success of new and improved services depends on their initial and continued acceptance by the publishers and other customers with whom the Company conducts business.  The Company’s Media Services businesses are affected, to varying degrees, by technological changes and shifts in customer demand.  These changes result in the transition of services provided and increase the importance of being “first to market” with new services and information processing innovations.  The Company may not have the financial and other resources necessary to successfully and timely develop such services or innovations.  Difficulties or delays in the development, production or marketing of new services and information processing capabilities may be experienced, and may adversely affect the Company’s results of operations.  These difficulties and delays could also prevent the Company from realizing a reasonable return on the investment required to bring new services and information processing capabilities to market on a timely and cost-effective basis.

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

Changes relating to consumer information collection and use could adversely affect the Company’s ability to collect and use data, which could harm its business.

Public concern over methods of information gathering has led to the enactment of legislation in most jurisdictions that restricts the collection and use of consumer information.   The Company engages in the collection and use of consumer information in connection with its clients’ businesses and the Company’s growing digital efforts.  Further legislation, government regulations, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit the Company’s ability to provide information to its customers or otherwise utilize telemarketing or e-mail marketing or distribute the Company’s digital products across multiple platforms, and could adversely affect the Company’s results of operations.

The Company faces government regulation and legal uncertainties related to internet communications, commerce and privacy regulation.

The growth and development of the market for internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.”  More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, new laws and regulations may be introduced and modifications to existing laws may be enacted that require us to make changes to our business practices.  Although the Company believes that its practices are in compliance with applicable laws, regulations and policies, if the Company were required to defend its practices against investigations of state or federal agencies or if its practices were deemed to be violative of applicable laws, regulations or policies, the Company could be penalized and some of its activities could be enjoined.  Any of the foregoing could increase the cost of conducting online activities, decrease demand for the Company’s services, and lessen the Company’s ability to effectively market its services, or otherwise materially adversely affect its business, financial condition and results of operations.

 Risks Related to the Company’s Real Estate Operations

The Company’s real estate assets are concentrated in one market, Rio Rancho, New Mexico, so that the Company’s results of operations and future growth may be limited or affected by economic changes in that market.

Substantially all of the Company’s real estate assets are located in Rio Rancho, which is adjacent to Albuquerque, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions that occur in this region from time to time, including regional economic contraction due to, among other things, the failure or downturn of key industries and employers. The Company’s results of operations, future growth or both may be further adversely affected if the regional demand for residential and commercial real estate remains at the current historically low levels due to the prolonged severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas.  Real estate land sales have declined from 1,051 acres sold by the Company in fiscal 2007 to 104 acres sold in fiscal 2012, with a low of 22 acres in fiscal 2011, as builders have slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots.

A downturn in the business of Rio Rancho’s largest employer may adversely affect the Company’s real estate development business there.

Intel Corporation (“Intel”) is the largest employer in Rio Rancho and operates a large semiconductor manufacturing facility there.  Although Intel has made substantial investments in the Rio Rancho plant in recent years, it has reduced its employment there from approximately 4,700 at April 30, 2008 to approximately 3,500 at April 30, 2012.  If Intel’s presence in Rio Rancho were to continue to diminish for any reason, such as in response to a downturn in its semiconductor manufacturing business or as a result of the relocation of its operations conducted there to another location, the Rio Rancho real estate market and the Company’s land development business would likely be adversely affected.

As Rio Rancho’s population continues to grow, the Company’s land development activities in that market may be subject to greater limitations than they have been historically.

When the Company acquired its core real estate inventory in Rio Rancho nearly 50 years ago, the area was not developed and had a small population.  As of April 30, 2012, Rio Rancho was the third largest city in New Mexico with a population of approximately 88,000.  As Rio Rancho’s population continues to grow, the Company may be unable to engage in development activities comparable to those the Company has engaged in historically.  Local community or political groups may oppose the Company’s development plans or require modification of those plans, which could cause delays or increase the cost of the Company’s development projects.  In addition, zoning density limitations, “slow growth” provisions or other land use regulations implemented by state, city or local governments could further restrict the Company’s development activities or those of its homebuilder customers, or could adversely affect financial returns from a given project, which could adversely affect the Company’s results of operations.

Much of the Company’s remaining Rio Rancho real estate is not in contiguous properties, which may adversely affect the Company’s ability to sell lots at levels comparable with the levels it experienced prior to the 2008 sales downturn.

Of the approximately 17,350 acres in Rio Rancho that the Company owned at April 30, 2012, approximately 4,415 acres were in several areas of contiguous properties that are being developed or are suitable for development, and approximately 2,000 acres were in areas with a high concentration of ownership, where the Company owns more than 50% of the lots in the area, suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government.  The balance is in scattered lots, where the Company owns less than 50% of the lots in the area, which may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or that the Company may offer for sale individually or in small groups.  As the Company’s land sales continue and the number of the Company’s contiguous and highly concentrated lots diminishes, the Company’s ability to continue to be in a position to sell lots and generate land sale revenues at satisfactory levels may be adversely affected, which would have an adverse effect on the Company’s results of operations.

The Company’s real estate assets are diminishing over time, meaning long-term growth in the real estate business will require the acquisition of additional real estate assets, possibly by expanding into new markets.

Substantially all of the Company’s real estate revenues are derived from sales of the Company’s core inventory in Rio Rancho. This property was acquired nearly 50 years ago, and each time the Company develops and sells real estate to customers in Rio Rancho, the Company’s real estate assets diminish. As of April 30, 2012, the Company owned approximately 17,350 acres in Rio Rancho out of an original purchase of approximately 91,000 acres. The continuity and future growth of the Company’s real estate business, if such growth is pursued by the Company, will require that the Company acquire new properties in or near Rio Rancho or expand to other markets to provide sufficient assets to support a meaningful real estate development business. While the Company holds two properties in Colorado, it has not for many years made any significant attempt to identify a development opportunity similar to the one the Company has undertaken in Rio Rancho and has no current plans to do so. If the Company does not acquire new real estate assets, its real estate holdings will continue to diminish, which will adversely affect the Company’s ability to continue its real estate operations.

The Company may not be able to acquire properties or develop them successfully.

If the Company elects to pursue and is able to identify real estate development opportunities outside of Rio Rancho, the success of the Company’s real estate segment will depend in large part upon its ability to acquire additional properties on satisfactory terms and to develop them successfully.  If the Company is unable to do so, its results of operations could be adversely affected.

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

The Company will likely compete for real estate investment opportunities with, among others, insurance companies, pension and investment funds, partnerships, real estate and housing developers, investment companies, real estate investment trusts and owner/occupants.

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

During periods of economic expansion, the real estate industry typically benefits from an increased demand for land.  In contrast, during periods of economic contraction, the real estate industry is typically adversely affected by a decline in demand for land.  For example, increased rates of mortgage defaults that began in early calendar 2007 led to significant losses for the companies holding such mortgages and contributed to a severe and continuing downturn in the residential housing market.  Further, real estate development projects typically begin, and financial and other resources are committed, long before such projects come to market, which could be during a time when the real estate market is depressed. There can be no assurance that an increase in demand or an economic expansion will occur or be sustained in the Rio Rancho market, where the Company’s core real estate business is based and operates, or in any new market into which the Company expands its real estate operations. Any of the following (among other factors, including those mentioned elsewhere in these Risk Factors) could cause a general decline in the demand for residential or commercial real estate which, in turn, could contribute to a downturn in the real estate development industry that could have an adverse effect on the Company’s results of operations:

•	periods of general economic slowdown or recession;

•	change or uncertainty in government regulation;

•	rising interest rates or a decline in the general availability or affordability of mortgage financing;

•	adverse changes in local or regional economic conditions;

•	shifts in population away from the markets that the Company serves;

•
tax law changes, including potential limits on, or elimination of, the deductibility of certain mortgage interest expense, real property taxes and employee relocation expenses, and uncertainty with respect to these matters; or

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

In addition, there can be no assurance that the Company’s internal control systems and procedures, or any other future acquisitions and their respective internal control systems and procedures, will not result in or lead to a future material weakness in the Company’s internal controls, or that the Company or its independent registered public accounting firm will not identify a material weakness in the Company’s internal controls in the future.  If the Company’s internal controls over financial reporting are not considered adequate, the Company’s financial statements could become incorrect or misleading and the Company may experience a loss of public confidence, which could subject the Company to liability and have an adverse effect on the Company’s business and the price of the Company’s common stock.

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

The market price for the Company’s common stock varied between a high of $15.32 and a low of $5.64 per share between May 1, 2010 and April 30, 2012.  This volatility may make it difficult for a shareholder to sell the Company’s common stock, and the sale of substantial amounts of the Company’s common stock could adversely affect the price of the common stock.  The Company’s stock price may continue to be volatile and subject to significant price fluctuations in response to market and other factors, including the other factors discussed in “Risk Factors”, and:

•	variations in the Company’s quarterly and annual operating results, which could be significant;

•	material announcements by the Company or the Company’s competitors;

•	sales of a substantial number of shares of the Company’s common stock; and

•	adverse changes in general economic or market conditions.

In addition to the factors discussed above, the Company’s common stock is often thinly traded, which means that large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock.  The average trading volume in the Company’s common stock on the New York Stock Exchange over the ten-day trading period ending on April 30, 2012 was approximately 4,500 shares per day.  Further, there have been, from time to time, significant “short” positions in the Company’s common stock, consisting of borrowed shares sold, or shares sold for future delivery, which may not have been borrowed.  Any attempt by the short sellers to liquidate their positions over a short period of time could cause significant volatility in the price of the Company’s common stock.

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

The Company has a significant shareholder whose interests may conflict with those of other investors.

The Company has a significant shareholder, Nicholas G. Karabots, who, together with certain of his affiliates, currently owns approximately 46% of the Company’s outstanding common stock.  Because of his significant voting power, this shareholder, who is also a member of the Company’s Board of Directors, as a practical matter, has the ability to elect all of the members of the Company’s Board of Directors.  Also, because of this voting power and his role as a director and member of the Executive Committee of the Company’s Board of Directors, Mr. Karabots could influence the Company to make decisions that might run counter to the wishes of the Company’s other shareholders generally.  In addition, a publishing company owned by this shareholder is also a significant customer of the Company’s Newsstand Distribution Services business, as well as a customer of its Subscription Fulfillment Services business, and, as a result, this shareholder may have business interests with respect to the Company that differ from or conflict with those of other holders of the Company’s common stock.

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

The Company has been a “controlled company” within the meaning of the New York Stock Exchange rules and consequently has been exempt from certain corporate governance requirements of those rules.  On May 29, 2012, the Company ceased to be a “controlled company” but in accordance with those rules will not need to fully comply with those requirements until one year thereafter.

Because Nicholas G. Karabots and certain of his affiliates until May 29, 2012, together owned more than 50% of the voting power of the Company’s common stock, the Company was considered a “controlled company” for the purposes of the rules and regulations of the New York Stock Exchange.  As such, the Company was permitted to elect, and elected, to opt out of the New York Stock Exchange requirements that would otherwise require its compensation and human resources committee to consist entirely of independent directors.  As permitted by the rules, the Company also opted not to have a nominating/corporate governance committee which the rules require for non-controlled companies.  Since Mr. Karabots and his affiliates no longer own more than 50% of the voting power of the Company’s common stock, the Company is no longer a “controlled company” for purposes of the rules.  The rules provide for a twelve month transition period during which the Company will not need to fully comply with the otherwise applicable requirements.  During the transition period, the Company is not required to have an entirely independent compensation and human resources committee and that committee now includes one member (Mr. Karabots, who is its Chairman) who is not independent.  Also, although the Company has now established a nominating/corporate governance committee comprised entirely of independent directors, the rules similarly do not require the committee to be comprised entirely of independent directors during the transition period.  Accordingly, during the transition period shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Certain provisions of Oklahoma law and the Company’s organic documents may impede or discourage a takeover, which may have a limiting effect on the market price of the Company’s common stock.

The Company is an Oklahoma corporation and the anti-takeover provisions of the Company’s amended certificate of incorporation and of Oklahoma law generally prohibit the Company from engaging in “business combinations” with an “interested shareholder”, as those terms are defined therein, unless the holders of at least two-thirds of the Company’s then outstanding common stock approve the transaction.  Consequently, the concurrence of the Company’s significant shareholder, Mr. Karabots and his affiliates, is needed for any third party (other than Mr. Karabots and his affiliates) to acquire control of the Company, even if a change in control would be beneficial to the Company’s other shareholders.  In addition to this restriction, some other provisions of the Company’s amended certificate of incorporation and of its by-laws may discourage certain acts involving a fundamental change of the Company.  For example, the Company’s amended certificate of incorporation and its by-laws contain certain provisions that:

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

Item 1B.                  Unresolved Staff Comments

Not applicable.

Item 2.                     Properties

The Company’s executive offices are located in approximately 2,600 square feet of leased space in an office building in Princeton, New Jersey.  The Company’s Subscription Fulfillment Services operation is located in five owned or leased facilities in Palm Coast, Florida and Louisville, Colorado comprising approximately 250,000 square feet of space and is also serviced by an 84,000 square foot leased warehouse in St. Augustine, Florida.  The Company’s Newsstand Distribution Services and Product Services and other businesses are primarily located in nine owned or leased facilities comprising approximately 334,000 square feet of space, with the executive office located in New York City and other principal locations being in Mt. Morris, Illinois and Fairfield, Ohio.  Real Estate operations are based in approximately 4,900 square feet of leased space in an office building in Rio Rancho, New Mexico.  In addition, other real estate inventory and investment properties are described in Item 1.  The Company believes its facilities are adequate for its current requirements.

Item 3.                     Legal Proceedings

A.  In March 2009, a civil action was commenced in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al.  Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines.  Anderson has alleged that magazine publishers and distributors, including a Company subsidiary, Kable Distribution Services, Inc. (“Kable Distribution”), conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort.  Anderson has asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy.  Damages have not been quantified, but would presumably be alleged to be substantial.  Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel.  Kable Distribution is vigorously defending the lawsuit and moved, along with the other defendants, to dismiss the action.  Those motions were granted by an Opinion and Order dated August 2, 2010, by which Anderson was also denied leave to replead.  Anderson moved for reconsideration of the Opinion and Order and for permission to replead.  That motion was denied by an Order dated October 25, 2010.  Anderson’s attorneys filed a Notice of Appeal in the U.S. Court of Appeals for the Second Circuit.  By decision dated April 3, 2012, the Court of Appeals held that Anderson should have been allowed to file an amended complaint.  The defendants then petitioned the Court of Appeals for a rehearing of the decision and on July 18, 2012, the petition was denied.  Unless a stay is granted, the case is now expected to proceed with Anderson filing its amended complaint and Kable Distribution denying all allegations of wrongful conduct on its part.  The defendants are considering petitioning the United States Supreme Court to consider the case.  The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses.

B.  In December 2009, Kable News Company, Inc. (“Kable News”) received a demand for arbitration by the American Arbitration Association from Nest, LLC, a publisher which had copies of magazines and a book stored at a Kable News leased warehouse that were destroyed in a fire.  Claimant is seeking damages of $650,000 and is contending that the magazines were unique and artistic, that at the time of their destruction claimant was in the process of finalizing a contract for their sale, and that due to the special printing involved, the replacement cost is far in excess of the purchase price.  The property and casualty insurance carrier for Kable News is providing the defense in this proceeding.  Discovery of the basis for claimant’s alleged damages has yet to be completed.  Kable News is vigorously defending the proceeding and believes it has meritorious defenses to the asserted value of the loss.  The arbitration hearing is now scheduled for August 7 and 8, 2012.  The Company is not in a position to predict the outcome of this proceeding.  After considering the amount of available insurance coverage, the range of possible loss is from zero to $425,000 should the publisher prevail in this arbitration.

C.  On July 11, 2011, Kable Distribution was served with a summons and complaint in a lawsuit entitled Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC brought in the Tribunal de Primera Instancia, Sala de San Juan, in Puerto Rico.  Kable Distribution’s co-defendant, Island Periodicals Puerto Rico, LLC, is a sub-distributor of magazines for Kable Distribution in Puerto Rico, a position formerly held by plaintiff.  In the lawsuit plaintiff has alleged that the termination by Kable Distribution of plaintiff’s former sub-distributorship arrangement with Kable Distribution was in breach of a contract between them, and therefore in violation of Puerto Rico Law 75, a statute that provides remedies to a dealer in property for the unjustified termination of its dealership arrangement.  Plaintiff is seeking damages from Kable Distribution in the amount of $2,000,000 and injunctive relief.  Kable Distribution’s co-defendant has indemnified it against the claims asserted by plaintiff.  Kable Distribution is vigorously defending the matter.  However, the lawsuit is in an early stage and it is too soon to predict either its outcome or a range of possible losses.

D.  The Company and its subsidiaries are involved in various other claims and legal actions arising in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 4.                     Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Theodore J. Gaasche, age 50, is President and Chief Executive Officer of the Company, having been elected to those positions effective August 1, 2011.  Mr. Gaasche had served as the Company’s Vice President - Corporate Development since February 2011.  Also, from 2009 through July 2011 he had been serving as Executive Vice President, Operations of Spartan Organization, Inc., a private company that advises various print, publishing and other portfolio companies owned by Nicholas G. Karabots.  Mr. Gaasche held his prior position with the Company on a less than full-time basis while he also was employed by the Spartan Organization.  For over twenty years until 2008, Mr. Gaasche held positions of increasing responsibility at various divisions of SunGard Data Systems Inc., most recently as the Chief Executive Officer of SunGard Availability Services, a division of SunGard that provides disaster recovery, managed information technology and related services.  Mr. Gaasche has continued to provide some services to the Spartan Organization as a member of its Board of Directors but this has not interfered with his full time responsibilities to the Company.

Peter M. Pizza, age 61, has been Vice President and Chief Financial Officer of the Company since 2001 and was Vice President and Controller of the Company from 1997 to 2001.

Irving Needleman, age 74, has been Vice President, General Counsel and Secretary of the Company since November 2006.  From September 2005 to October 2006, he was of counsel to the law firm of McElroy, Deutsch, Mulvaney & Carpenter, LLP and for a number of years prior thereto he was a partner in the law firm of Jacobs Persinger & Parker.

Michael P. Duloc, age 55, was appointed President and Chief Executive Officer of the Company’s Media Services businesses effective August 1, 2011.  The Company’s Media Services businesses consist of subscription fulfillment services performed by Palm Coast Data LLC and newsstand distribution, product fulfillment and specialty packaging services provided by Kable Media Services, Inc. and its subsidiaries.  Since 1993 Mr. Duloc has held various senior executive positions with Media Services companies, including President of Kable Media Services, Inc., since 2007, President of Kable Distribution Services, Inc. since 1996, and President of Kable Fulfillment Services, Inc., a predecessor of Palm Coast Data LLC, from 2000 until January 2007.

The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”.  On June 30, 2012, there were approximately 810 holders of record of the common stock.  The range of high and low sales prices of the common stock for the last two fiscal years by quarter is presented below:

	FIRST		SECOND		THIRD		FOURTH
	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW

2012	$10.19	$8.60	$8.95	$6.06	$8.74	$5.64	$8.99	$6.00
2011	$15.32	$11.90	$13.89	$9.96	$14.62	$9.64	$13.07	$9.35

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

Equity Compensation Plan Information

See Item 12 of this annual report on Form 10-K that incorporates such information by reference from the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders.

Item 6.                     Selected Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years has been derived from and is qualified by reference to the Company’s consolidated financial statements.  The consolidated financial statements have been audited by McGladrey LLP, independent registered public accounting firm. The information should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is Item 7 of Part II of this annual report on Form 10-K.  These historical results are not necessarily indicative of the results to be expected in the future.

			Year Ended April 30,
	2012(a)	2011(b)	2010(c)	2009(d)	2008
		(In thousands, except per share amounts)
Financial Summary:
Revenues	$85,360	$96,837	$120,498	$145,901	$172,061
Income (Loss) from Continuing Operations	$(1,143)	$(7,561)	$(9,480)	$(43,466)	$13,762
Income (Loss) from Discontinued Operations, net of tax	$-	$-	$-	$-	$(57)
Net Income (Loss)	$(1,143)	$(7,561)	$(9,480)	$(43,466)	$13,705
Total Assets	$203,039	$206,614	$227,349	$256,217	$307,654

Capitalization:
Shareholders’ Equity	$74,645	$78,946	$86,567	$96,281	$145,056
Notes Payable	$21,325	$23,985	$28,654	$37,936	$25,980

Per Share:
Earnings (Loss) from Continuing Operations	$(0.19)	$(1.26)	$(1.58)	$(7.25)	$2.20
Income (Loss) from Discontinued Operations	$-	$-	$-	$-	$(0.01)
Earnings (Loss) -
Basic and Diluted	$(0.19)	$(1.26)	$(1.58)	$(7.25)	$2.19
Book Value	$12.45	$13.17	$14.44	$16.06	$24.20
Cash Dividend	$-	$-	$-	$-	$1.00

Shares Outstanding, End of Year	5,996	5,996	5,996	5,996	5,995

(a)
Includes pre-tax charges of $570 related to the impairment of certain real estate assets ($359 after tax, or $0.06 per share).  See Note 14 to the consolidated financial statements included in this annual report on Form 10-K for further information.

(b)
Includes pre-tax charges of $6,827 related to the impairment of certain real estate assets ($4,301 after tax, or $0.72 per share) and $3,893 related to the impairment of goodwill (with no tax benefit, or $0.65 per share).  See Note 14 to the consolidated financial statements included in this annual report on Form 10-K for further information.

(c)
Includes a pre-tax charge of $2,075 related to the impairment of certain real estate assets ($1,307 after tax, or $0.22 per share). See Note 14 to the consolidated financial statements included in this annual report on Form 10-K for further information.

(d)	Includes a pre-tax charge of $50,246 related to the impairment of goodwill ($41,557 after tax, or $6.93 per share).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

For a description of the Company’s business, refer to Item 1 of Part I of this annual report on Form 10-K.

As indicated in Item 1, the Company is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).  Data concerning industry segments is set forth in Note 18 of the notes to the consolidated financial statements included in this annual report on Form 10-K. The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the consolidated financial statements and accompanying notes.  All references in this Item 7 to 2012, 2011 and 2010 mean the Company’s fiscal years ended April 30, 2012, 2011 and 2010, unless otherwise qualified.

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

There are numerous critical assumptions that may influence accounting estimates in these and other areas.  Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances.  The most critical assumptions made in arriving at these accounting estimates include the following: (i) Newsstand Distribution Services revenues represent commissions earned from the distribution of publications for client publishers, which are recorded by the Company at the time the publications go on sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605.  The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice.  Accordingly, the Company provides for estimated returns by charges to income that are determined on an issue-by-issue basis utilizing historical experience and current sales information.  The financial impact to the Company of a change in the sales estimate for magazine returns to it from its wholesalers is substantially offset by the simultaneous change in the Company’s estimate of its cost of purchases since it passes on the returns to publishers for credit.  As a result, the effect of a difference between the actual and estimated return rates on the Company’s commission revenues is the amount of the commission attributable to the difference.  The effect of an increase or decrease in the Company’s estimated rate of returns of 1% during any period would be dependent upon the mix of magazines involved and the related selling prices and commission rates, but would generally result in a change in that period’s net commission revenues of approximately $90,000;  (ii) management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable;  (iii) real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred; (iv) asset impairment determinations are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets; (v) benefit obligations and other pension plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on retirement plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality.  As of April 30, 2012, the effect of every 0.25% change in the investment rate of return on retirement plan assets would increase or decrease the pension expense by approximately $50,000 per year, and the effect of every 0.25% change in the discount rate would increase or decrease the subsequent year’s pension cost by approximately $46,000; (vi) the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; (vii) projected Company earnings (including currently unrealized gains on real estate inventory) for the recoverability of net deferred tax assets in the future and (viii) the Company is currently involved in legal proceedings which are described in Item 3 of this annual report on Form 10-K and the Company estimates whether the legal proceedings relate to a probable loss and if so, then an estimate of probable loss within a range of potential probable losses is made for accrual in the financial statements.  It is possible that the consolidated financial position or results of operations for any particular quarterly or annual period could be materially affected by an outcome of litigation that is significantly different from the Company’s assumptions.  The Company does not accrue for expected future legal costs for such proceedings.

RESULTS OF OPERATIONS

Year Ended April 30, 2012 Compared to Year Ended April 30, 2011

For 2012, the Company recorded a net loss of $1,143,000, or $0.19 per share, compared to a net loss of $7,561,000, or $1.26 per share, in 2011.  The results for 2012 included a pre-tax, non-cash impairment charge of $570,000 ($359,000 after tax, or $0.06 per share), reflecting the write-down of certain real estate assets.  The results for 2011 included pre-tax, non-cash impairment charges of $10,720,000 ($8,194,000 after tax, or $1.37 per share), reflecting the write-down of certain real estate assets ($6,827,000 before tax and $4,301,000, or $0.72 per share, after tax) and of all of the goodwill of the Company’s Newsstand Distribution Services business ($3,893,000 with no tax benefit, or $0.65 per share).  Excluding the impairment charges in both years, results for 2012 were a net loss of $783,000, or $0.13 per share, compared to net income of $632,000, or $0.11 per share, for 2011.  Revenues for 2012 were $85,360,000 compared to $96,837,000 in the prior year.

Revenues from the Company’s Media Services operations decreased from $94,963,000 for 2011 to $83,447,000 for 2012.  Magazine publishers, which are the principal customers of these operations, have continued to be negatively impacted by increased competition from new media distribution sources and also by the effects of the recent recession and the continued weak U.S. economy.  The result has been a trend of reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal.  As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations decreased from $73,618,000 for 2011 to $62,230,000 for 2012, while revenues from Newsstand Distribution Services operations decreased from $11,030,000 in 2011 to $9,127,000 in 2012.  Revenues from Product Services and Other increased from $10,315,000 in 2011 to $12,090,000 in 2012, primarily due to an increase in revenues from a temporary staffing business which were partially offset by declines in revenues from the product services business.

Although there are multiple revenue streams in the Subscription Fulfillment Services business, including revenues from the maintenance of customer computer files and the performance of other fulfillment-related activities, including telephone call center support and graphic arts and lettershop services, a customer generally contracts for and utilizes all available services as a total package, and the Company would not normally provide ancillary services to a customer unless it is also providing the core service of maintaining a database of subscriber names.  Thus, variations in Subscription Fulfillment Services revenues are the result of fluctuations in the number and sizes of customers rather than in the demand for a particular service. This is also true in the Newsstand Distribution Services business where there is only one primary service provided, which results in one revenue source, the commissions earned on the distribution of magazines.  The Company competes with other companies, including three larger companies in the Newsstand Distribution Services business and one larger company in the Subscription Fulfillment Services business, and the competition for new customers is intense in both segments, which results in a price sensitivity that makes it difficult for the Company to increase its prices.

Revenues from land sales at AMREP Southwest increased from $1,780,000 in 2011 to $1,889,000 in 2012.  Results for both periods were substantially lower than the Company has historically experienced in its principal market of Rio Rancho, New Mexico, due to a severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  The trend of declining permits for new home construction in Rio Rancho also continued, with 15% fewer single-family residential building permits issued during fiscal 2012 than in fiscal 2011.  Faced with these adverse conditions, many builders have slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots.  The steep decline in the Company’s sale of undeveloped land to both builders and investors also reflected these factors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  The Company sold 104 acres of land in 2012, mostly undeveloped, at an average selling price of $18,000 per acre compared to 22 acres of land in 2011, both developed and undeveloped, at an average selling price of $81,000 per acre, reflecting differences in the mix of properties sold in each period.  The average gross profit percentage on land sales was 67% for 2012 compared to 37% for 2011.  The sale of undeveloped land in 2012 consisted of land sold to a quasi-governmental agency under threat of condemnation for its use as part of a flood plain, and the nature of the land and resulting average selling price are not believed to be representative of the Company’s inventory and investment properties.  As a result of these and other factors, including the nature and timing of specific transactions, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.  In addition, as noted above, AMREP Southwest recorded impairment charges in 2012 and 2011 based on appraisals of portions of AMREP Southwest real estate that in each year showed a deterioration in fair market value from the prior year.  Should the adverse real estate market conditions continue, AMREP Southwest may experience future impairment charges.

Operating expenses for the Company’s Media Services businesses were $70,076,000 (84.0% of related revenues) for 2012 compared to 77,972,000 (82.1% of related revenues) for 2011.  The decrease of $7,896,000 was primarily due to (i) a decrease of $5,251,000 related to payroll and benefits costs as a result of both reduced and lost business noted earlier and efficiencies achieved in the Company’s consolidation of its Subscription Fulfillment Services business from three locations in Colorado, Illinois and Florida into one location at Palm Coast, Florida that was completed during the second quarter of 2011, and (ii) a decrease of $1,236,000 related to facilities and equipment costs, including depreciation, primarily as a result of the completed consolidation project.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment through December 31, 2012 which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability.   The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with them.  As of April 30, 2012, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was entered into.  Palm Coast is currently in discussions with the State of Florida regarding the project’s performance data, and is unable to offer any assurance that the award monies, in whole or in part, will not have to be returned to the State of Florida.

Interest and other revenues decreased $70,000 (74%) for 2012 compared to 2011, primarily due to a land lease that expired in 2011 with no similar revenue in 2012.

Other operating expenses increased $231,000 (16%) for 2012 compared to the prior year, primarily due to (i) higher real estate tax expense and (ii) higher land maintenance costs, both at AMREP Southwest.

General and administrative expenses of Media Services operations decreased $602,000 (6%) in 2012 compared to 2011, primarily due to the streamlined operations and increased efficiencies resulting from the Subscription Fulfillment Services business consolidation project.  Real estate operations and corporate general and administrative expenses decreased $373,000 (8%) as 2011 costs associated with the evaluation of a “going private” proposal submitted to the Company by its major shareholder and subsequently withdrawn together with the filing of an S-1 Registration Statement did not reoccur in 2012.

The Company's effective tax rate was 43.9% in 2012 compared to 29.8% in 2011.  The difference between the statutory tax rate and the effective rate of the tax benefit was primarily due to (i) a reduction of liabilities related to unrecognized tax benefits due to the expiration of the statute of limitations on certain prior year tax benefits in both 2012 and 2011 and (ii) permanent items, the most significant being the charge against book income associated with non-tax deductible goodwill in 2011.

Year Ended April 30, 2011 Compared to Year Ended April 30, 2010

For 2011, the Company recorded a net loss of $7,561,000, or $1.26 per share, compared to a 2010 net loss of $9,480,000, or $1.58 per share.  The results for 2011 included pre-tax, non-cash impairment charges of $10,720,000 ($8,194,000 after tax, or $1.37 per share), reflecting the write-down of certain real estate assets ($6,827,000 before tax and $4,301,000, or $0.72 per share, after tax) and of all of the goodwill of the Company’s Newsstand Distribution Services business ($3,893,000 with no tax benefit, or $0.65 per share).  The results for 2010 included a pre-tax, non-cash impairment charge of $2,075,000 ($1,307,000 after tax, or $0.22 per share), reflecting the write-down of certain real estate assets.  Excluding the impairment charges in both years, the Company had 2011 net income of $632,000, or $0.11 per share, compared to a net loss of $8,173,000, or $1.36 per share, for 2010.  Revenues for 2011 were $96,837,000 compared to $120,498,000 in the prior year.

Revenues from the Company’s Media Services operations decreased from $115,016,000 for 2010 to $94,963,000 for 2011.  Magazine publishers, the principal customers of these operations, continued to be impacted by the effects of the recent recession and also from increased competition from new media sources.  This resulted in reduced subscription and newsstand sales, which in turn caused certain publishers to close magazine titles or seek more favorable contract terms from Palm Coast and Kable and their competitors.  As a consequence of these and other factors and customer losses, revenues from Subscription Fulfillment Services operations decreased from $92,022,000 for 2010 to $73,618,000 for 2011, primarily reflecting (i) customer losses and (ii) reduced and lost business that resulted from lower publisher customer volumes and a higher attrition of magazine titles than was previously experienced.  Revenues from Newsstand Distribution Services operations decreased from $12,947,000 in 2010 to $11,030,000 in 2011, with the decrease due primarily to a decline in retail magazine sales through the newsstand distribution system.  Revenues from Product Services and Other businesses increased from $10,047,000 in 2010 to $10,315,000 in 2011, primarily due to an increase in revenues from the temporary staffing business offset in part by a decrease in revenues from the specialty packaging business.

Revenues from land sales at AMREP Southwest decreased from $5,185,000 in 2010 to $1,780,000 in 2011.  Results for both periods were substantially lower than the Company historically experienced in its principal market of Rio Rancho, New Mexico, due to a severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  The trend of declining permits for new home construction in Rio Rancho also continued, with 30% fewer single-family residential building permits issued during fiscal 2011 than in fiscal 2010.  Faced with these adverse conditions, many builders slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots.  The steep decline in the Company’s sale of undeveloped land to both builders and investors reflected these factors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local home builders, commercial and industrial property developers and others.  The Company sold 22 acres of land in 2011 at an average selling price of $81,000 per acre compared to the sale of 56 acres of land in 2010 at an average selling price of $92,000, reflecting differences in the mix of properties sold in each period.  The average gross profit percentage on land sales was 37% for 2011 compared to 40% for 2010.  As a result of these and other factors, including the nature and timing of specific transactions, revenues and related gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.  In addition, as noted above, AMREP Southwest recorded impairment charges in 2011 and 2010 due to appraisals of portions of AMREP Southwest real estate that in each year showed a significant deterioration in fair market value from the prior year.

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

The Company recognized a pre-tax, non-cash impairment charge of $3,893,000 in the fourth quarter of 2011 reflecting the write-off of all of the goodwill of its Newsstand Distribution Services business segment.  The primary reasons for the fourth quarter goodwill impairment charge were the decrease in the Company’s total stock market capitalization to an amount that is less than its shareholders’ equity and the continued weakness of revenue trends in the newsstand distribution industry.  The current operating results and uncertain future expectations reflect the well-publicized decline in the magazine publishing industry, which represents the Newsstand Distribution Services segment’s customer base, as well as the recent recession in the U.S. economy and the uncertainty about that economy’s future.  The Company also considered that the Securities and Exchange Commission interprets a decline in a company’s stock market capitalization below its shareholders’ equity as indicating that goodwill should be tested for impairment.  As of April 30, 2011, the Company’s total market capitalization had been below its shareholders’ equity for approximately ten months in 2011.  The goodwill impairment charge had no effect on the day-to-day operations of the Company’s Newsstand Distribution Services business.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Facility) that matures May 12, 2013.  The Company’s Media Services businesses also rely on cash flow from operations and operate with negative working capital, primarily as a result of liquidity provided by one material customer contract that expires June 2014.  AMREP Southwest finances its business from cash flow from operations, which has been minimal in 2012 and 2011 due to the poor conditions in its real estate markets, and from advances made to it by its parent.  It also has a loan agreement (defined below as the ASW Credit Facility) that matures September 1, 2012 under which it may not borrow any additional funds.  AMREP Southwest has initiated discussions with the bank regarding the extension of this arrangement, but there can be no assurance that this facility can be extended on acceptable terms.  If AMREP Southwest is unable to extend this facility, it would not have sufficient funds to satisfy its obligation to the bank, and the Company would be forced to seek either replacement financing or other sources of capital, such as by selling assets or issuing equity, which replacement financing or other sources of capital might not be available on acceptable terms.  It is likely that the expiration without renewal or extension or the termination of either of the credit facilities or the customer contract described above would have a material adverse effect on the Company.

Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder have accorded to the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,700,000 of accrued pension-related obligations to the Company’s defined benefit pension plan (“Plan”). The Company and the PBGC have reached an agreement in principle to deal with the funding obligation which provides for the Company to make a $3,000,000 cash contribution to the Plan, which is to be made within ten days after a formal agreement is signed.  If, before the expiration of one year, the Company is unable to pay the remaining liability or adequately secure it with collateral acceptable to the PBGC, the Company will be required to (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, or (ii) discharge the remaining liability in quarterly installments over a five year period with security acceptable to the PBGC.  In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the Plan. The Company is unable to offer any assurance that it will be able to discharge the Plan funding obligation within one year or meet the PBGC’s requirements for securing or paying the undischarged amount, nor can it offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief.  Refer to Note 11 to the consolidated financial statements included in this annual report on Form 10-K for additional Plan information.

Cash Flows From Financing Activities

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) which matures May 12, 2013 that provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services minimum Fixed Charge Coverage Ratio, as defined, being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Facility.  At April 30, 2012, the borrowing availability under the Media Services Credit Facility was $8,714,000, and there were no outstanding borrowings.  The highest amount borrowed at any time during 2012 was $4,334,000.

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

The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum Fixed Charge Coverage Ratio, as defined.  The borrowers were not in compliance with this covenant at April 30, 2012.  The lender has waived the violation and the Media Services Credit Facility was amended to reduce the required Fixed Charge Coverage Ratio for the period ending July 31, 2012 to a level that the Company believes will be met.  The Company believes that without additional changes, it is likely that there will be subsequent violations of this covenant.  However, the lender has agreed in principle to a further amendment of the Media Services Credit Facility, which is in the process of being documented.  The proposed amendment would extend the Media Services Credit Facility’s term for one year to May 12, 2014 and modify the required Fixed Charge Coverage Ratio so that it would more likely be met.  However, neither meeting the covenant’s requirement in the future nor obtaining relief from the lender if it is not met can be assured.  Under the terms of the Media Services Credit Facility, while a violation of the covenant continues, among other things, the Media Services companies are barred from repaying indebtedness to or otherwise distributing funds to the parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.  At April 30, 2012, the borrowers were in compliance with the other covenants of the Media Services Credit Facility.

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at April 30, 2012 of $16,839,000.  A required principal payment of $625,000 was made on June 15, 2012.   The remaining principal balance is due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.239% at April 30, 2012) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At April 30, 2012, the interest rate was 5.0% and the cash reserve was $535,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $54,987,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.  The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.  At April 30, 2012, AMREP Southwest was in compliance with all of these covenants.

Other notes payable consist of a $4,425,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $61,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%.  The amount of Other notes payable due within one year totals $135,000.

Cash Flows From Operating Activities

Receivables from Media Services operations decreased from $44,699,000 at April 30, 2011 to $40,544,000 at April 30, 2012, primarily due to the timing of the collection of receivables.  Receivables from real estate operations and corporate decreased from $607,000 at April 30, 2011 to $55,000 at April 30, 2012 reflecting the net effect of (i) the transfer of $451,000 to investment assets from delinquent mortgage notes receivable upon AMREP Southwest’s acceptance of a deed in lieu of foreclosure related to a delinquent mortgage note receivable and (ii) payments received on mortgage notes held by AMREP Southwest during 2012.

Real estate inventory totaled $75,401,000 at April 30, 2012 compared to $75,247,000 at April 30, 2011.  Inventory in AMREP Southwest’s core real estate market of Rio Rancho increased from $70,968,000 at April 30, 2011 to $71,109,000 at April 30, 2012, reflecting the net effect of development spending and land sales.  The balance of real estate inventory consisted of properties in Colorado.  Investment assets increased from $11,139,000 at April 30, 2011 to $11,262,000 at April 30, 2012 as a result of the net effect of the receipt of a deed in lieu of foreclosure related to a delinquent mortgage note receivable, as described in the prior paragraph, and sales of investment assets.

Intangible and other assets decreased from $16,118,000 at April 30, 2011 to $13,980,000 at April 30, 2012, reflecting amortization of these assets.  Property, plant and equipment decreased from $28,150,000 at April 30, 2011 to $25,924,000 at April 30, 2012, primarily due to depreciation charges.

Accounts payable and accrued expenses decreased from $87,450,000 at April 30, 2011 to $85,720,000 at April 30, 2012, primarily from the timing of billings and payments to publishers and vendors, as well as lower business volumes.

The unfunded pension liability of the Company’s frozen defined benefit pension plan increased from $12,619,000 at April 30, 2011 to $17,677,000 at April 30, 2012, primarily due to an increase in actuarial liabilities resulting from a reduction in the discount rate partially offset by Company contributions to the pension plan of $1,407,000.  The Company recorded other comprehensive losses of $3,158,000 in 2012 and $60,000 in 2011, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Cash Flows From Investing Activities

Capital expenditures for property, plant and equipment were approximately $1,073,000 and $1,012,000 in 2012 and 2011, primarily for upgrades related to technology in 2012 and building improvements in Palm Coast, Florida in 2011.  The Company believes that it has adequate cash flows from operations and financing capability to provide for anticipated capital expenditures in fiscal 2013, most of which are expected to be in the Subscription Fulfillment Services business segment.

Future Payments Under Contractual Obligations

The table below summarizes significant contractual cash obligations as of April 30, 2012 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable	$21,325	$16,974	$264	$263	$3,824
Operating leases and other	20,068	9,796	9,858	414	-
Total	$41,393	$26,770	$10,122	$677	$3,824

Operating leases and other includes approximately (i) $3,000,000 for the possible required return of grant monies received from the State of Florida, (ii)  a combined $1,730,000 of required contributions to the Company's defined benefit pension plan as determined by the plan's actuary for the 2011 and 2012 plan years that are due at various dates through January 2013 and (iii) $237,000 for the liability for uncertain tax positions and related accrued interest recorded in accordance with ASC 740.  Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon various factors, including actual plan asset investment returns and discount rates applied.  In addition, operating leases and other also includes $11,700,000 of accelerated pension funding as described above in the second paragraph under this Liquidity and Capital Resources section.  Refer to Notes 8, 9, 11, 12, 16 and 17 to the consolidated financial statements included in this annual report on Form 10-K for additional information on long-term debt, other liabilities, pension contributions, taxes and commitments and contingencies.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This guidance includes amendments that clarify the application of existing fair value measurement requirements, in addition to other amendments that change principles or requirements for measuring fair value and for disclosing information about fair value measurements.  This guidance is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This new accounting guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating which presentation option it will utilize for comprehensive income in its consolidated financial statements.  The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

SEGMENT INFORMATION

Information by industry segment is presented in Note 18 to the consolidated financial statements included in the annual report on Form 10-K.  Industry segment information is prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions.  A number of assumptions and estimates are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments.  On an annual basis, management evaluates the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation.  Accordingly, the determination of “income from continuing operations before income taxes” of each segment as summarized in Note 18 to the consolidated financial statements is presented for informational purposes, and is not necessarily the amount that would be reported if the segment were an independent company.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act.  In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”.  Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the accelerated funding of a portion of the Company’s defined benefit pension plan obligation, (ii) the Company’s ability to finance its future working capital and capital expenditure needs, (iii) the possible return of grant monies to the State of Florida, and (iv) litigation matters.  The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2012 based upon the criteria set forth in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of April 30, 2012, internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
AMREP Corporation
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and Subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Des Moines, Iowa
July 26, 2012

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 AND 2011
(Dollar amounts in thousands, except per share amount)

ASSETS	2012	2011

CASH AND CASH EQUIVALENTS	$27,847	$25,756

RECEIVABLES, net:
Media Services operations	40,544	44,699
Real estate operations and corporate	55	607
	40,599	45,306

REAL ESTATE INVENTORY	75,401	75,247

INVESTMENT ASSETS, net	11,262	11,139

PROPERTY, PLANT AND EQUIPMENT, net	25,924	28,150

INTANGIBLE AND OTHER ASSETS, net	13,980	16,118

DEFERRED INCOME TAXES, net	8,026	4,898
TOTAL ASSETS	$203,039	$206,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$85,720	$87,450

NOTES PAYABLE: Amounts due within one year	16,974	2,660
Amounts subsequently due	4,351	21,325
	21,325	23,985

TAXES PAYABLE	435	43
OTHER LIABILITIES	3,237	3,571
ACCRUED PENSION COST	17,677	12,619

TOTAL LIABILITIES	128,394	127,668

SHAREHOLDERS’ EQUITY: Common stock, $.10 par value; shares authorized - 20,000,000; shares issued - 7,420,704 at April 30, 2012 and 2011	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	66,758	67,901
Accumulated other comprehensive loss, net	(12,298)	(9,140)
Treasury stock, 1,424,492 shares at April 30, 2012 and 2011, at cost	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	74,645	78,946
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,039	$206,614

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2012	2011	2010
REVENUES:
Media Services operations	$83,447	$94,963	$115,016
Real estate land sales	1,889	1,780	5,185
Interest and other	24	94	297
	85,360	96,837	120,498

COSTS AND EXPENSES:
Real estate land sales	616	1,120	3,137
Operating expenses:
Media Services operations	70,076	77,972	104,662
Real estate selling and commissions	257	223	368
Restructuring and fire recovery costs	(73)	516	5,547
Other	1,697	1,466	2,580
General and administrative:
Media Services operations	8,783	9,385	11,613
Real estate operations and corporate	4,070	4,443	4,272
Impairment of assets	570	10,720	2,075
Interest expense, net of capitalized amounts	1,403	1,765	1,615
	87,399	107,610	135,869
LOSS BEFORE INCOME TAXES	(2,039)	(10,773)	(15,371)

BENEFIT FOR INCOME TAXES	(896)	(3,212)	(5,891)

NET LOSS	$(1,143)	$(7,561)	$(9,480)

LOSS PER SHARE - BASIC AND DILUTED	$(0.19)	$(1.26)	$(1.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,996	5,996	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total

BALANCE, April 30, 2009	7,421	$742	$46,100	$84,942	$(8,846)	$(26,657)	$96,281

Net loss	-	-	-	(9,480)	-	-	(9,480)
Other comprehensive loss	-	-	-	-	(234)	-	(234)
Total comprehensive loss							(9,714)
BALANCE, April 30, 2010	7,421	742	46,100	75,462	(9,080)	(26,657)	86,567

Net loss	-	-	-	(7,561)	-	-	(7,561)
Other comprehensive loss	-	-	-	-	(60)	-	(60)
Total comprehensive loss							(7,621)
BALANCE, April 30, 2011	7,421	742	46,100	67,901	(9,140)	(26,657)	78,946

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(3,158)	-	(3,158)
Total comprehensive loss							(4,301)
BALANCE, April 30, 2012	7,421	$742	$46,100	$66,758	$(12,298)	$(26,657)	$74,645

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended April 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,143)	$(7,561)	$(9,480)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Impairment of assets	570	10,720	2,075
Depreciation and amortization	4,979	5,899	11,554
Non-cash credits and charges:
Loss on disposition of assets	121	54	74
Provision for (recoveries of) doubtful accounts	(568)	75	(721)
Pension accrual	(36)	447	1,032
Changes in assets and liabilities:
Receivables	4,824	4,379	14,900
Real estate inventory and investment assets	(396)	86	166
Taxes receivable	-	2,126	883
Intangible and other assets	325	913	1,947
Accounts payable and accrued expenses	(1,730)	(8,359)	(12,185)
Taxes payable	392	43	-
Deferred income taxes and other long-term liabilities	(1,526)	(2,921)	(1,566)
Net cash provided by operating activities	5,812	5,901	8,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant, and equipment	(1,073)	(1,012)	(2,884)
Proceeds from disposition of assets	12	5	-
Net cash used in investing activities	(1,061)	(1,007)	(2,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	13,503	51,791	26,982
Principal debt payments	(16,163)	(56,460)	(36,264)
Net cash used in financing activities	(2,660)	(4,669)	(9,282)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,091	225	(3,487)
Cash and cash equivalents, beginning of year	25,756	25,531	29,018
Cash and cash equivalents, end of year	$27,847	$25,756	$25,531

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amounts capitalized	$1,468	$1,787	$1,647

Income taxes paid (refunded), net	$237	$(2,459)	$(2,207)

Non-cash transactions:
Transfer to real estate inventory from receivables	$-	$-	$1,040

Transfer to investment assets from receivables	$451	$-	$1,117

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:

Organization and principles of consolidation

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the “Company”).  The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services”) and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year.

Fiscal year

The Company’s fiscal year ends on April 30.  All references to 2012, 2011 and 2010 mean the fiscal years ended April 30, 2012, 2011 and 2010, unless the context otherwise indicates.

2011 Balance sheet presentation

The presentation of the 2011 balance sheet has been revised to conform to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 210-20 by increasing both accounts receivable and accounts payable by $16,574,000 at April 30, 2011 for balances subject to an arrangement with one publisher customer of the Newsstand Distribution Services business, whereby the publisher bears the ultimate credit risk of non-collection of amounts due from customers to which the Company distributes the publisher’s magazines under this arrangement.  Previously, the accounts receivable subject to this arrangement were netted against the related accounts payable due to publisher and the amounts netted were disclosed in the notes to the financial statements.  The comparable amount of accounts receivable and accounts payable which are included in the accompanying balance sheet at April 30, 2012 was $19,383,000.  This revision does not affect previously reported shareholders’ equity, revenues or net loss.

Revenue recognition

Real Estate - Land sales are recognized when all elements of ASC 360-20 are met, including when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold.  Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectibility of the unpaid sales price.  In the event the buyer defaults on an obligation with respect to real estate inventory which has been sold, the property may be repossessed (“take-back lots”).  When repossessed, take-back lots are taken into inventory at fair market value less estimated costs to sell.  Fair market value is supported by current third party appraisals.

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

                Real estate inventory

The Company accounts for its real estate inventories under ASC 360-10, “Property, Plant and Equipment – Overall” (“ASC 360-10”).  Land and improvements on land held for future development or sale are stated at the lower of accumulated cost (except where inventory is repossessed as discussed above under “Revenue recognition”), which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes, or fair market value less estimated costs to sell.

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

Long-lived assets

ASC 360-10 requires that long-lived assets, including real estate inventory, investment assets and property, plant and equipment, be evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Provisions for impairment are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.  The amount of impairment would be equal to the difference between the carrying value of an asset and its fair value less estimated costs to sell.

For real estate projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods.  The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions.  If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material.  Due to the subjective nature of the estimates and assumptions used in determining future cash flows, the continued weakness in the real estate market and the uncertainty in the banking and credit markets, actual results could differ materially from current estimates.

During 2012 and 2011, the Company recorded impairment charges of $570,000 and $5,209,000 related to certain real estate inventory consisting of take-back lots and lots repurchased in Rio Rancho.  In addition, during 2011 and 2010, the Company recorded impairment charges of $1,168,000 and $2,075,000 related to certain real estate inventory held in Colorado.  See Note 14 for additional details.

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

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share is computed assuming the issuance of common shares for all dilutive stock options outstanding (using the treasury stock method) during the reporting period.  There were no stock options outstanding at April 30, 2012 and 2011; stock options outstanding at April 30, 2010 were anti-dilutive and therefore excluded from the computation of earnings per share.

Pension plan

The Company recognizes the over-funded or under-funded status of its defined benefit retirement plan as an asset or liability as of the date of its year-end statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources.  Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) that, for the Company, is comprised entirely of the minimum pension liability net of the related deferred income tax effect.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This guidance includes amendments that clarify the application of existing fair value measurement requirements, in addition to other amendments that change principles or requirements for measuring fair value and for disclosing information about fair value measurements.  This guidance is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This new accounting guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating which presentation option it will utilize for comprehensive income in its consolidated financial statements.  The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

(2)           RECEIVABLES:

Receivables consist of:	April 30,
	2012	2011
	(Thousands)
Media Services operations (maturing within one year):
Subscription Fulfillment Services	$11,989	$13,780
Newsstand Distribution Services, net of estimated returns	26,438	29,800
Product Services and Other	2,698	1,961
	41,125	45,541
Less allowance for doubtful accounts	(581)	(842)
	$40,544	$44,699

Real estate operations and corporate:
Mortgage notes and other receivables	$55	$1,057
Less allowance for doubtful accounts	-	(450)
	$55	$607

The Company extends credit to various companies in its real estate and Media Services businesses that may be affected by changes in economic or other external conditions.  Financial instruments that may potentially subject the Company to a significant concentration of credit risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry.  Approximately 53% and 46% of Media Services net accounts receivable were due from three wholesalers at April 30, 2012 and 2011.  As a result of the concentration of accounts receivable in three wholesalers, the Company could be adversely affected by adverse changes in their financial condition or other factors negatively affecting these companies.  As industry practices allow, the Company’s policy is to manage its exposure to credit risk through credit approvals and limits and, on occasion (particularly in connection with real estate sales), the taking of collateral.  The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information.

The real estate mortgage note receivable from land sales at April 30, 2012 bears interest at 8.50%.  Fiscal year maturities of principal on real estate receivables at April 30, 2012 were as follows: 2013 - $55,000 and none thereafter.  The net principal amount due of $607,000 as of April 30, 2011 included a receivable with a principal balance of $901,000 that was due in 2010; however, an impairment reserve of $450,000 was charged against the delinquent mortgage receivable as a result of the impairment of the underlying collateral during 2011.  During 2012, the Company reacquired the property which collateralized the mortgage note receivable upon acceptance of a deed in lieu of foreclosure.

Because the publications distributed by Kable’s Newsstand Distribution Services business are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing industry practice, the Company provides for estimated returns from wholesalers at the time the publications go on sale by charges to income that are based on historical experience and most recent sales data for publications on an issue-by-issue basis, and then simultaneously provides for estimated credits from publishers for the related returns.  The financial impact to the Company of a change in the sales estimate for magazine returns to it from its wholesalers is substantially offset by the simultaneous change in the Company’s estimate of its cost of purchases since it passes on the returns to publishers for credit.  Newsstand Distribution Services accounts receivable were net of estimated magazine returns of $69,973,000 in 2012 and $65,603,000 in 2011.

Media Services operations provide services to publishing companies owned or controlled by a major shareholder and member of the Board of Directors.  Commissions and other revenues earned on these transactions represented approximately 2% of consolidated revenues in 2012, 2011 and 2010.

(3)           REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development.  Accumulated capitalized interest costs included in real estate inventory at April 30, 2012 and 2011 was $3,964,000.  Interest expense in the accompanying financial statements is shown net of interest capitalized.  Interest costs capitalized during 2012, 2011 and 2010 were $0, $0 and $75,000.   Accumulated capitalized real estate taxes included in the real estate inventory at April 30, 2012 and 2011 were $1,772,000 and $1,805,000.  Real estate taxes capitalized during 2012, 2011 and 2010 were $0, $0 and $21,000.  Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $36,000, $10,000, and $10,000 in 2012, 2011 and 2010.

During 2012 and 2010, the Company accepted deeds in lieu of foreclosure related to delinquent mortgage notes receivable on previously sold real estate inventory totaling $451,000 and $1,040,000, which included accrued interest, and recorded the fair value of assets received less estimated costs to sell as real estate inventory.  The fair value of the asset received was based on property appraisals.  During 2012 and 2011, further adjustments to the recorded value of these properties based on current appraisals were charged to operations, see Note 14.  The Company did not accept any deeds in lieu of foreclosure in 2011.

A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico.  As a result of this geographic concentration, the Company has been affected by changes in economic conditions in that region.

(4)           INVESTMENT ASSETS:

Investment assets consist of:	April 30,
	2012	2011
	(Thousands)

Land held for long-term investment	$10,769	$10,646

Other	753	753
Less accumulated depreciation	(260)	(260)
	493	493
	$11,262	$11,139

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale and, as such, is no longer being depreciated.

During 2012 and 2010, the Company accepted deeds in lieu of foreclosure related to delinquent mortgage notes receivable on previously sold investment assets totaling $451,000 and $1,117,000, which included accrued interest, and recorded the fair value of assets received less estimated costs to sell as investment assets.  The Company did not accept any deeds in lieu of foreclosure in 2011.  During 2011, further adjustments to the recorded value of these properties based on current appraisals were charged to operations, see Note 14.

There was no depreciation of investment assets charged to operations in 2012 and 2011.  Depreciation of investment assets charged to operations was $17,000 in 2010.

(5)           PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:	April 30,
	2012	2011
	(Thousands)

Land, buildings and improvements	$29,624	$29,344
Furniture and equipment	22,836	22,593
	52,460	51,937
Less accumulated depreciation	(26,536)	(23,787)
	$25,924	$28,150

Depreciation of property, plant and equipment charged to operations amounted to $3,166,000, $3,977,000, and $6,292,000 in 2012, 2011 and 2010.

(6)           INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of:

	April 30, 2012		April 30, 2011
		(Thousands)
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,964	$1,905	$1,964	$1,675
Deferred order entry costs	1,320	-	1,785	-
Prepaid expenses	3,315	-	3,252	-
Customer contracts and relationships	15,000	6,612	15,000	5,362
Other	1,671	773	1,695	541
	$23,270	$9,290	$23,696	$7,578

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

Amortization related to intangible and other assets was $1,813,000, $1,922,000 and $5,245,000 in 2012, 2011 and 2010.  Amortization charges for 2010 included charges related to the project to consolidate the Company’s fulfillment services business operations (see Note 15) which accelerated the amortization of certain software development costs and which resulted in many of these costs being fully amortized in 2010.  Amortization of intangible and other assets for each of the next five fiscal years is estimated to be as follows: 2013 - $1,700,000; 2014 - $1,400,000; 2015 - $1,400,000; 2016 - $1,400,000; and 2017 - $1,400,000.

(7)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:	April 30,
	2012	2011
	(Thousands)

Publisher payables, net	$75,982	$76,999
Accrued expenses	3,527	3,486
Trade payables	2,042	2,608
Other	4,169	4,357
	$85,720	$87,450

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $66,384,000 and $62,052,000 at April 30, 2012 and 2011.

(8)           NOTES PAYABLE:

Notes payable consist of:	April 30,
	2012	2011
	(Thousands)
Credit facilities: Media Services operations	$-	$-
Real estate operations	16,839	19,339
Other notes payable	4,486	4,646
	$21,325	$23,985

Fiscal year maturities of principal on notes outstanding at April 30, 2012 were as follows: 2013 - $16,974,000; 2014 - $144,000; 2015 - $120,000; 2016 - $127,000; 2017 - $136,000; and thereafter - $3,824,000.

Lines-of-credit and other arrangements

Media Services – Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) which matures May 12, 2013 that provides for a revolving credit loan and letter of credit facility of up to $20,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services minimum Fixed Charge Coverage Ratio, as defined, being at a stated level, may also be used to provide payments on certain indebtedness due a Company subsidiary that is not a party to the Media Services Credit Facility.  At April 30, 2012, the borrowing availability under the Media Services Credit Facility was $8,714,000, and there were no outstanding borrowings.  The highest amount borrowed at any time during 2012 was $4,334,000.

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

The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum Fixed Charge Coverage Ratio, as defined.  The borrowers were not in compliance with this covenant at April 30, 2012.  The lender has waived the violation and the Media Services Credit Facility was amended to reduce the required Fixed Charge Coverage Ratio for the period ending July 31, 2012 to a level that the Company believes will be met.  The Company believes that without additional changes, it is likely that there will be subsequent violations of this covenant.  However, the lender has agreed in principle to a further amendment of the Media Services Credit Facility, which is in the process of being documented.  The proposed amendment would extend the Media Services Credit Facility’s term for one year to May 12, 2014 and modify the required Fixed Charge Coverage Ratio so that it would more likely be met.  However, neither meeting the covenant’s requirement in the future nor obtaining relief from the lender if it is not met can be assured.  Under the terms of the Media Services Credit Facility, while a violation of the covenant continues, among other things, the Media Services companies are barred from repaying indebtedness to or otherwise distributing funds to the parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

Real Estate – AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).   The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at April 30, 2012 of $16,839,000. A required principal payment of $625,000 was made on June 15, 2012.   The remaining principal balance is due September 1, 2012.  No further amounts may be borrowed by AMREP Southwest under the ASW Credit Facility.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.239% at April 30, 2012) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At April 30, 2012, the interest rate was 5.0% and the cash reserve was $535,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $54,987,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.  The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

Other notes payable consist of a $4,425,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $61,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%.  The amount of Other notes payable due within one year totals $135,000.

(9)	OTHER LIABILITIES:

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment through December 31, 2012 which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet.  The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with them.  As of April 30, 2012 Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was entered into.  Palm Coast is currently in discussions with the State of Florida regarding the project’s performance data, and is unable to offer any assurance that the award monies, in whole or in part, will not have to be returned to the State of Florida.

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

Fair value on a non-recurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is the asset or liability is not measured at fair value on an ongoing basis but is subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment).  The following presents assets carried on the balance sheet by caption and by level within the fair value hierarchy (as described above) as of April 30, 2012, 2011 and 2010, for which a non-recurring change in fair value has been recorded during the years then ended (in thousands):

	Level 1	Level 2	Level 3	(Gain) or Impairment Loss Recorded
2012:

Real estate inventory	$-	$-	$570	$570

2011:

Mortgage note receivable	$-	$-	$451	$450
Real estate inventory	$-	$-	$9,928	$6,377
Goodwill	$-	$-	$-	$3,893

2010:

Real estate inventory	$-	$-	$4,190	$2,075

During 2012, certain real estate with carrying amounts of $1,734,000 was written down to its fair value of $1,174,000, less estimated costs to sell, resulting in an impairment charge of $570,000.  During 2011, certain real estate inventory with a carrying amount of $16,304,000 was written down to its fair value of $10,032,000, less estimated costs to sell, resulting in an impairment charge of $6,377,000.  In addition, during 2011, an impairment reserve of $450,000 was charged against a delinquent mortgage receivable with a face amount of $901,000 as a result of the impairment of the underlying real estate collateral.  Also in 2011, the Company recorded an impairment charge of $3,893,000 related to all of the goodwill of its Newsstand Distribution Services segment.  During 2010, certain real estate inventory with a carrying amount of $6,202,000 was written down to its fair value of $4,190,000, less estimated costs to sell, resulting in an impairment charge of $2,075,000.  The impairment charges were included in results of operations for each period.  For additional detail on valuation techniques and reasons for the measurements, see Note 14.

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

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $54,000 and $562,000 at April 30, 2012 and 2011 and is the approximate carrying amount at those dates.  The estimated fair value of the Company’s long-term, fixed-rate notes payable was $4,839,000 and $5,067,000 versus carrying amounts of $4,486,000 and $4,646,000 at April 30, 2012 and 2011.

(11)	BENEFIT PLANS:

Retirement plan

Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder have accorded to the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,700,000 of accrued pension-related obligations to the Company’s defined benefit plan (“Plan”).  The Company and the PBGC have reached an agreement in principle to deal with the funding obligation which provides for the Company to make a $3,000,000 cash contribution to the Plan, which is to be made within ten days after a formal agreement is signed.  If, before the expiration of one year, the Company is unable to pay the remaining liability or adequately secure it with collateral acceptable to the PBGC, the Company will be required to (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, or (ii) discharge the remaining liability in quarterly installments over a five year period with security acceptable to the PBGC.  In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the plan. The Company is unable to offer any assurance that it will be able to discharge the Plan funding obligation within one year or meet the PBGC’s requirements for securing or paying the undischarged amount, nor can it offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief.

Net periodic pension cost for 2012, 2011 and 2010 was comprised of the following components:

	Year Ended April 30,
	2012	2011	2010
		(Thousands)
Interest cost on projected benefit obligation	$1,681	$1,706	$1,918
Expected return on assets	(1,675)	(1,565)	(1,307)
Plan expenses	220	227	190
Recognized net actuarial loss	1,145	1,155	1,160
Total cost recognized in pretax income	1,371	1,523	1,961
Cost recognized in pretax other comprehensive income	5,094	96	389
Net periodic pension cost	$6,465	$1,619	$2,350

The estimated net loss, transition obligation and prior service cost for the Plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1,801,000, $0 and $0, respectively.  Assumptions used in determining net periodic pension cost and the benefit obligations were:

	Year Ended April 30,
	2012	2011	2010

Discount rate used to determine net periodic pension cost	5.05%	5.44%	7.08%
Discount rate used to determine pension benefit obligation	3.97%	5.05%	5.44%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The following table sets forth changes in the Plan’s benefit obligations and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheets (in thousands):

	April 30,
	2012	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$34,550	$32,568	$28,247
Interest cost	1,681	1,706	1,918
Actuarial (gain) loss	3,992	2,861	4,833
Benefits paid	(2,324)	(2,585)	(2,430)
Benefit obligation at end of year	37,899	$34,550	$32,568

Change in plan assets:
Fair value of plan assets at beginning of year	$21,931	$20,493	$17,582
Company contributions	1,407	1,075	940
Actual return on plan assets	(568)	3,168	4,628
Benefits paid	(2,324)	(2,585)	(2,430)
Plan expenses	(224)	(220)	(227)
Fair value of plan assets at end of year	$20,222	$21,931	$20,493
Funded (underfunded) status:	$(17,677)	$(12,619)	$(12,075)

Recognition of underfunded status:
Accrued pension cost	$(17,677)	$(12,619)	$(12,075)

The funded status of the Plan is equal to the net liability recognized in the consolidated balance sheet.  The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	2012	2011	2010
Pre-tax accumulated comprehensive loss	$19,991	$14,897	$14,800

The following table summarizes the changes in accumulated other comprehensive loss related to the Plan for the years ended April 30, 2012 and 2011 (in thousands):

	Pension Benefits
	Pre-tax	Net of Tax

Accumulated comprehensive loss, May 1, 2010	$14,800	$9,080
Net actuarial loss	1,252	776
Amortization of net loss	(1,155)	(716)
Accumulated comprehensive loss, April 30, 2011	14,897	9,140
Net actuarial loss	6,239	3,868
Amortization of net loss	(1,145)	(710)
Accumulated comprehensive loss, April 30, 2012	$19,991	$12,298

The Company recorded other comprehensive income (loss), net of tax, of ($3,158,000) in 2012, ($60,000) in 2011 and ($234,000) in 2010 to account for the net effect of changes to the unfunded pension liability.

The average asset allocation for the retirement plan by asset category was as follows:

	April 30,
	2012	2011
Equity securities	76%	79%
Fixed income securities	20	18
Other (principally cash and cash equivalents)	4	3
Total	100%	100%

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

The expected return on assets for the Plan is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolios.  In establishing this assumption, management considers historical and expected returns for the asset classes in which the Plan is invested, as well as current economic and market conditions.  The Company is currently using an 8.0% assumed rate of return for purposes of the expected return rate on assets for the development of net periodic pension costs for the Plan.

The Company funds the Plan in compliance with IRS funding requirements.  The Company’s contributions to the Plan totaled $1,407,000, $1,075,000 and $940,000 in 2012, 2011 and 2010.  The Company expects to make required contributions of approximately $1,730,000 to the Plan in fiscal year 2013, in accordance with minimum funding requirements as computed by the plan actuary, with additional contributions expected subject to discussions with the PBGC as discussed in the first paragraph of this Note 11.

The amount of future annual benefit payments is expected to be between $2,400,000 and $2,700,000 in fiscal years 2013 through 2017, and an aggregate of approximately $12,000,000 is expected to be paid in the fiscal five-year period 2018 through 2022.

The Company has adopted the disclosure requirements in ASC 715, which requires additional fair value disclosures consistent with those required by ASC 820. The following is a description of the valuation methodologies used for

Plan assets measured at fair value:  Common stock – valued at the closing price reported on a listed stock exchange; Corporate bonds and debentures – valued at the closing price reported in the active market in which the bond is traded; and U.S. Treasury and government agency securities – valued at the closing price reported in the active market in which the security is traded.

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

The following tables set forth by level within the fair value hierarchy the Plan’s assets at fair value as of April 30, 2012 and 2011 (in thousands):

2012:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$780	$780	$-	$-
Investments at fair value:
Equity securities	15,376	15,376	-	-
Corporate bonds and debentures	1,773	1,773	-	-
U.S. Treasury and government agency securities	2,293	2,293	-	-
Total assets at fair value	$20,222	$20,222	$-	$-

2011:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$625	$625	$-	$-
Investments at fair value:
Equity securities	17,311	17,311	-	-
Corporate bonds and debentures	1,815	1,815	-	-
U.S. Treasury and government agency securities	2,180	2,180	-	-
Total assets at fair value	$21,931	$21,931	$-	$-

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

Equity compensation plan

The Company adopted the 2006 Equity Compensation Plan in September 2006 that provides for the issuance of up to 400,000 shares of common stock of the Company pursuant to options, grants or other awards made under the plan.  As of April 30, 2012, the Company had not issued any options, grants or other awards under the plan.

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

A summary of activity in this non-employee director stock option plan for the years ended April 30, 2011 and 2010 is as follows:

	Year ended April 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price
Options outstanding at beginning of year	2,000	$24.88	3,500	$21.74

Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	(2,000)	-	(1,500)	-
Options outstanding at
end of year	-	-	2,000	$24.88

Available for grant at
end of year	-		-
Options exercisable at end of year	-		2,000
Range of exercise prices for options exercisable at end of year	-		$24.88

(12)         INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended April 30,
	2012	2011	2010
		(Thousands)
Current:
Federal	$(370)	$(606)	$(2,811)
State and local	114	4	96
	(256)	(602)	(2,715)
Deferred:
Federal	(505)	(2,277)	(3,401)
State and local	(135)	(333)	225
	(640)	(2,610)	(3,176)
Total provision (benefit) for income taxes	$(896)	$(3,212)	$(5,891)

The components of the net deferred income taxes are as follows:

	April 30,
	2012	2011
	(Thousands)
Deferred income tax assets:
State tax loss carryforwards	$3,942	$3,971
Accrued pension costs	4,927	4,547
Federal NOL carryforward	4,476	2,399
Vacation accrual	700	740
Intangibles and deductible goodwill	7,377	8,159
Real estate basis differences	1,045	790
Total deferred income tax assets	$22,467	$20,606

Deferred income tax liabilities:
Reserve for periodical returns	$(2,009)	$(1,812)
Depreciable assets	(4,358)	(4,867)
Deferred gains on investment assets	(4,679)	(5,249)
Capitalized costs for financial reporting purposes, expensed for tax	(536)	(810)
Other	(315)	(88)
Total deferred income tax liabilities	(11,897)	(12,826)

Valuation allowance for realization of state tax loss carryforwards	(2,544)	(2,882)
Net deferred income tax asset	$8,026	$4,898

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company's actual tax provision:

	Year Ended April 30,
	2012	2011	2010
		(Thousands)
Computed tax provision (benefit) at statutory rate	$(713)	$(3,770)	$(5,379)
Increase (reduction) in tax resulting from: State income taxes, net of federal income tax effect	(14)	(228)	(1,058)
Expiration of state NOLs	342	324	517
Change in valuation allowance	(338)	(281)	749
Adjustment for unrecognized tax benefits	(296)	(619)	(932)
Non-deductible goodwill impairement (see Note 14)	-	1,363	-
Meals and Entertainment	47	54	56
Other	76	(55)	156
Actual tax provision (benefit)	$(896)	$(3,212)	$(5,891)

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates entirely to net operating loss carryforwards in states where the Company has no current operations. The remaining net operating loss carryforwards expire beginning in the fiscal years ending April 30, 2013 through April 30, 2033.  The state net operating loss carryforwards of $98,751,000 expire in future fiscal years as follows: 2013 - $5,548,000; 2014 - $6,000; 2015 - $1,045,000; 2016 - $1,047,000; 2017 - $2,468,000; and thereafter - $88,637,000.

The Company has a U.S. federal net operating loss carryforward of approximately $13,000,000 of which $5,000,000 resulted from the purchase of Palm Coast which will begin to expire in the fiscal year ending April 30, 2024.  In addition, $14,335,000 of goodwill associated with the Palm Coast acquisition remains amortizable as of April 30, 2012.

The Company is subject to U.S. federal income taxes, and also to various state and local income taxes.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company is undergoing an examination of its fiscal 2010 and 2005 U.S. federal tax returns by the Internal Revenue Service.  The Company is not currently under examination by any other tax authorities with respect to its income tax returns.  Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2008 are no longer subject to examination due to the expiration of the statute of limitations.

ASC 740-10 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes.  The following table summarizes the beginning and ending gross amount of unrecognized tax benefits (in thousands):

	2012	2011
Gross unrecognized tax benefits at beginning of year	$2,384	$3,253
Gross increases:
Additions based on tax positions related to current year	-	60
Additions based on tax positions of prior years	-	265
Gross decreases:
Reductions based on tax positions of prior years	(302)	(411)
Reductions based on the lapse of the applicable statute of limitations	(341)	(783)
Gross unrecognized tax benefits at end of year	$1,741	$2,384

The total tax effect of gross unrecognized tax benefits at April 30, 2012 and 2011 was $66,000 and $333,000 which, if recognized, would have an impact on the effective tax rate.  The Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to approximately $10,000 in the next twelve months due to the expiration of the statute of limitations.  The Company has elected to include interest and penalties in its income tax expense.  The total amount of interest payable recognized in the accompanying consolidated balance sheets was $171,000 at April 30, 2012 and $238,000 at April 30, 2011.  No amount has been accrued for penalties.  In 2012 and 2011, the Company recognized net credits of $55,000 and $155,000 to its income tax provision related to interest, which resulted from the reduction of unrecognized tax benefits due to the expiration of the statute of limitations, offset in part by interest accrued for existing uncertain tax positions.

(13)        SHAREHOLDERS’ EQUITY:

The Company recorded other comprehensive income (loss) of ($3,158,000) in 2012, ($60,000) in 2011 and ($234,000) in 2010 to account for the net effect of changes to the unfunded pension liability, see Note 11.

(14)        IMPAIRMENT OF ASSETS:

Real Estate – During 2012, the carrying value of certain real estate inventory consisting of take-back lots located in Rio Rancho was adjusted from $1,734,000 to fair value of $1,174,000, less estimated costs to sell, resulting in an impairment charge of $570,000.  During 2011, the carrying value of certain real estate inventory consisting of take-back and re-purchased lots located in Rio Rancho was adjusted from $12,172,000 to fair value of $7,022,000, less estimated costs to sell, resulting in an impairment charge of $5,209,000.  In addition, certain real estate inventory located in Colorado with a carrying amount of $4,133,000 was adjusted to its fair value of $3,010,000, less estimated costs to sell, resulting in an impairment charge of $1,168,000.  During 2010, that same Colorado real estate inventory was adjusted to its then fair value, less estimated costs to sell, resulting in an impairment charge of $2,075,000.  In addition, during 2011, an impairment reserve of $450,000 was charged against a delinquent mortgage receivable note with a face amount of $901,000 as a result of the impairment of the underlying real estate collateral.

The real estate impairment charges were included in results of operations and are the result of appraisals that showed deterioration in the fair market values of the properties from the prior year.

Goodwill – The Company recorded a non-cash impairment charge related to all of the goodwill of its Newsstand Distribution Services segment of $3,893,000 in 2011.  The primary reasons for the goodwill impairment charge were the decrease in the Company’s total market capitalization to an amount that is less than its shareholders’ equity as of

April 30, 2011 and the continued uncertainty of revenue trends in the newsstand distribution industry.  The operating results and uncertain future expectations reflected the well-publicized decline in the magazine publishing industry, which represents the Newsstand Distribution Services segment’s customer base, as well as the recent recession that impacted the U.S. economy and consumers and the uncertainty about the economy’s future.  There were no previous goodwill impairment charges recorded for the Newsstand Distribution Services segment.  The $3,893,000 goodwill impairment charge created a permanent tax difference of $1,363,000, see Note 12.

(15)        RESTRUCTURING AND FIRE RECOVERY COSTS:

During 2011, the Company completed a project in which it consolidated its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida.  The Company incurred restructuring costs of $561,000 and $6,018,000 for 2011 and 2010 and recognized $77,000 and $255,000 of income for incentives and other reimbursements related to the consolidation project for the same periods.  As a result, the Company reported net charges to operations of $484,000 and $5,763,000 related to restructuring for 2011 and 2010, which are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations.  There were no items of income or expense related to the consolidation project in 2012.  In addition, the Company incurred a total of approximately $8,500,000 of non-recurring costs and $7,000,000 for capital expenditures related to the consolidation project.

In December 2007, a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents were totally destroyed by fire.  The warehouse was used principally to store back issues of magazines published by certain customers for whom the Company filled back-issue orders as part of its services.  The Company was required to provide insurance for that property of certain of those customers.  The Company had charges to operations that totaled $32,000 for 2011 related to fire recovery costs, principally for legal costs.  As a result of insurance reimbursements received, the Company recorded a net gain of $216,000 for 2010.  The items of income and expense related to insurance proceeds and the fire recovery costs are included in Restructuring and fire recovery costs in the Company’s consolidated statements of operations. There were no items of income or expense related to the fire in 2012.

(16)        COMMITMENTS AND CONTINGENCIES:

Non-cancelable leases

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties.  Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options.  Rental expense for 2012, 2011 and 2010 was approximately $3,035,000, $3,334,000 and $5,697,000.  The total minimum rental commitments of $3,401,000 for fiscal years subsequent to April 30, 2012 are due as follows: 2013 - $2,066,000; 2014 - $525,000; 2015 - $396,000; 2016 - $391,000; 2017 - $23,000; and none thereafter.

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

(17)        LITIGATION:

Item 3.                    Legal Proceedings

In March 2009, a civil action was commenced in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al.  Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines.  Anderson has alleged that magazine publishers and distributors, including a Company subsidiary, Kable Distribution Services, Inc. (“Kable Distribution”), conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort.  Anderson has asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy.  Damages have not been quantified, but would presumably be alleged to be substantial.  Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel. Kable Distribution is vigorously defending the lawsuit and moved, along with the other defendants, to dismiss the action.  Those motions were granted by an Opinion and Order dated August 2, 2010, by which Anderson was also denied leave to replead.  Anderson moved for reconsideration of the Opinion and Order and for permission to replead.  That motion was denied by an Order dated October 25, 2010.  Anderson’s attorneys filed a Notice of Appeal in the U.S. Court of Appeals for the Second Circuit.  By decision dated April 3, 2012, the Court of Appeals held that Anderson should have been allowed to file an amended complaint.  The defendants then petitioned the Court of Appeals for a rehearing of the decision and on July 18, 2012, the petition was denied.  Unless a stay is granted, the case is now expected to proceed with Anderson filing its amended complaint and Kable Distribution denying all allegations of wrongful conduct on its part.  The defendants are considering petitioning the United States Supreme Court to consider the case.  The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses.

In December 2009, Kable News Company, Inc. (“Kable News”) received a demand for arbitration by the American Arbitration Association from Nest, LLC, a publisher which had copies of magazines and a book stored at a Kable News leased warehouse that were destroyed in a fire.  Claimant is seeking damages of $650,000 and is contending that the magazines were unique and artistic, that at the time of their destruction claimant was in the process of finalizing a contract for their sale, and that due to the special printing involved, the replacement cost is far in excess of the purchase price.  The property and casualty insurance carrier for Kable News is providing the defense in this proceeding.  Discovery of the basis for claimant’s alleged damages has yet to be completed.  Kable News is vigorously defending the proceeding and believes it has meritorious defenses to the asserted value of the loss.  The arbitration hearing is now scheduled for August 7 and 8, 2012.  The Company is not in a position to predict the outcome of this proceeding.  After considering the amount of available insurance coverage, the range of possible loss is from zero to $425,000 should the publisher prevail in this arbitration; however no amount has been accrued in the accompanying financial statements.

On July 11, 2011, Kable Distribution was served with a summons and complaint in a lawsuit entitled Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC brought in the Tribunal de Primera Instancia, Sala de San Juan, in Puerto Rico.  Kable Distribution’s co-defendant, Island Periodicals Puerto Rico, LLC, is a sub-distributor of magazines for Kable Distribution in Puerto Rico, a position formerly held by plaintiff.  In the lawsuit plaintiff has alleged that the termination by Kable Distribution of plaintiff’s former sub-distributorship arrangement with Kable Distribution was in breach of a contract between them, and therefore in violation of Puerto Rico Law 75, a statute that provides remedies to a dealer in property for the unjustified termination of its dealership arrangement.  Plaintiff is seeking damages from Kable Distribution in the amount of $2,000,000 and injunctive relief.  Kable Distribution’s co-defendant has indemnified it against the claims asserted by plaintiff.  Kable Distribution is vigorously defending the matter.  However, the lawsuit is in an early stage and it is too soon to predict either its outcome or a range of possible losses.

While the ultimate results of all these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.  Unless so noted, no provision has been made in the accompanying financial statements for the above items.

(18)         INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
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

The accounting policies of the segments are the same as those described in Note 1.  Summarized data relative to the industry segments in which the Company has continuing operations is as follows (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Real Estate Operations	Corporate and Other	Consolidated
Year ended April 30, 2012 (a):
Revenues	$62,230	$9,127	$12,090	$2,171	$(258)	$85,360
Net income (loss)	$380	$(227)	$70	$(2,405)	$1,039	$(1,143)
Provision (benefit) for income taxes	272	241	(31)	(1,864)	486	(896)
Interest expense (income), net (b)	2,224	(1,467)	137	1,687	(1,178)	1,403
Depreciation and amortization	3,964	530	256	81	148	4,979
Impairment of assets	-	-	-	570	-	570
EBITDA (c)	$6,841	$(923)	$431	$(1,931)	$495	$4,913

Total assets	$56,392	$46,519	$4,769	$86,966	$8,393	$203,039
Capital expenditures	$735	$301	$37	$-	$-	$1,073

Year ended April 30, 2011 (a):
Revenues	$73,618	$11,030	$10,315	$2,123	$(249)	$96,837
Net income (loss)	$1,902	$(3,931)	$13	$(5,764)	$219	$(7,561)
Provision (benefit) for income taxes	696	324	47	(4,292)	13	(3,212)
Interest expense (income), net (b)	2,317	(1,261)	103	1,385	(779)	1,765
Depreciation and amortization	4,797	615	253	82	152	5,899
Impairment of assets	-	3,893	-	6,827	-	10,720
EBITDA (c)	$9,712	$(360)	$416	$(1,762)	$(395)	$7,611

Total assets	$61,027	$31,132	$4,304	$85,122	$8,455	$190,040
Capital expenditures	$997	$-	$13	$-	$2	$1,012

Year ended April 30, 2010 (a):
Revenues	$92,022	$12,947	$10,047	$5,714	$(232)	$120,498
Net income (loss)	$(9,168)	$1,671	$(105)	$(2,688)	$810	$(9,480)
Provision (benefit) for income taxes	(4,649)	1,097	(55)	(2,738)	454	(5,891)
Interest expense (income), net (b)	2,591	(1,197)	88	877	(744)	1,615
Depreciation and amortization	10,523	555	222	106	148	11,554
Impairment of assets	-	-	-	2,075	-	2,075
EBITDA (c)	$(703)	$2,126	$150	$(2,368)	$668	$(127)

Goodwill	$-	$3,893	$-	$-	$-	$3,893
Total assets	$70,338	$37,087	$4,683	$90,260	$9,141	$211,509
Capital expenditures	$2,631	$15	$228	$-	$10	$2,884

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

(20)        SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	(In thousands, except per share amounts)
	Quarter Ended

Year ended April 30, 2012:	July 31, 2011	October 31, 2011	January 31, 2012 (a)	April 30, 2012 (b)
Revenues	$21,493	$23,351	$21,424	$19,092
Gross profit	$3,254	$5,425	$2,721	$1,644
Net income (loss)	$(279)	$1,083	$(316)	$(1,631)

Earnings (loss) per share – basic and diluted	$(0.05)	$0.18	$(0.05)	$(0.27)

Year ended April 30, 2011:	July 31, 2010	October 31, 2010	January 31, 2011(c)	April 30, 2011 (d)
Revenues	$25,087	$25,816	$23,846	$22,088
Gross profit	$3,802	$5,244	$4,515	$2,922
Net income (loss)	$(498)	$731	$1,281	$(9,075)

Earnings (loss) per share – basic and diluted	$(0.08)	$0.12	$0.21	$(1.51)

(a) Includes tax benefits of $382,000 (equivalent to $0.06 per share) in 2012 from the recognition of previously unrecognized tax benefits.
(b) Includes after tax, non-cash impairment charge of $359,000 (equivalent to $0.06 per share) in 2012.
(c) Includes tax benefits of $764,000 (equivalent to $0.13 per share) in 2011 from the recognition of previously unrecognized tax benefits.
(d) Includes after tax, non-cash impairment charges of $8,194,000 (equivalent to $1.37 per share) in 2011.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and its chief executive officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  As a result of such evaluation, the chief financial officer and chief executive officer have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9B.                 Other Information

None

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “2012 Proxy Statement”) is incorporated herein by reference.  In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant”.

Item 11.                  Executive Compensation

The information set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2012 Proxy Statement is incorporated herein by reference.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “The Board of Directors and its Committees” and “Certain Transactions” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14.                  Principal Accounting Fees and Services

The information set forth under the subheadings “Audit Fees” and “Pre-Approval Policies and Procedures” in the 2012 Proxy Statement is incorporated herein by reference.

                            PART IV

Item 15.                  Exhibits and Financial Statement Schedules

(a)                            1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this report:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 26, 2012 – McGladrey LLP

•	Consolidated Balance Sheets - April 30, 2012 and 2011

•	Consolidated Statements of Operations for the Three Years Ended April 30, 2012

•	Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2012

•	Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2012

•	Notes to Consolidated Financial Statements

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

Dated: July 26, 2012
By: /s/ Peter M. Pizza
Peter M. Pizza
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter M. Pizza	/s/ Theodore J. Gaasche
Peter M. Pizza	Theodore J. Gaasche
Vice President and Chief Financial Officer	President and Chief Executive Officer
Principal Financial Officer	Principal Executive Officer
and Principal Accounting Officer	Dated: July 26, 2012
Dated: July 26, 2012

/s/ Edward B. Cloues, II	/s/ Albert V. Russo
Edward B. Cloues, II	Albert V. Russo
Director	Director
Dated: July 26, 2012	Dated: July 26, 2012

/s/ Lonnie A. Coombs	/s/ Samuel N. Seidman
Lonnie A. Coombs	Samuel N. Seidman
Director	Director
Dated: July 26, 2012	Dated: July 26, 2012

/s/ Nicholas G. Karabots	/s/ Jonathan B. Weller
Nicholas G. Karabots	Jonathan B. Weller
Director	Director
Dated: July 26, 2012	Dated: July 26, 2012

EXHIBIT INDEX

NUMBER	ITEM
3.1	Certificate of Incorporation, as amended - Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-3 filed March 21, 2007.
3.2	By-Laws, as amended - Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed September 14, 2011.
4.1
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

4.2
Amendment dated July 18, 2012 to the Revolving Credit and Security Agreement dated as of May 13, 2010, by and among Kable Media Services, Inc., et al and PNC Bank, National Association as Agent and Lender – Filed herewith.

4.3
$22,500,000 Promissory Note dated December 17, 2009 of AMREP Southwest Inc. payable to the order of Compass Bank – Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 22, 2009.

4.4
First Amendment dated April 29, 2011 to the Loan Agreement dated December 17, 2009 between AMREP Southwest Inc. and Compass Bank.  - Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2011.

4.5
First Modification dated April 29, 2011 to the Promissory Note dated December 17, 2009 of AMREP Southwest Inc. payable to the order of Compass Bank. - Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed  May 2, 2011.

10.1
Amended and Restated Distribution Agreement dated as of July 1, 2008 between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. – Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.(a)

10.2
First Amendment dated as of February 14, 2011 to the Amended and Restated Distribution Agreement dated as of July 1, 2008 between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. – Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed July 21, 2011.(a)

10.3
2006 Equity Compensation Plan – Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006.(b)

10.4
Employment Agreement effective August 23, 2011 between John F. Meneough and Palm Coast Data LLC - Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2011.(b)

10.5	Incentive compensation plan for Michael P. Duloc for fiscal 2012. - Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 16, 2011.(a)(b)
21	Subsidiaries of Registrant – Filed herewith.
23	Consent of McGladrey LLP - Filed herewith.
31.1	Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934 - Filed herewith.
31.2	Certification required by Rule 13a - 14 (a) under the Securities Exchange Act of 1934 - Filed herewith.
32.1	Certification required by Rule 13a - 14 (b) under the Securities Exchange Act of 1934 - Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________
(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(b) Management contract or compensatory plan or arrangement in which directors or officers participate.