Form 10-Q
period 2012-07-31
AMREP CORP.
filed 2012-09-13
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 31, 2012

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 12, 2012 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)
July 31, 2012 and April 30, 2012	1

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended July 31, 2012 and 2011	2

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended July 31, 2012 and 2011	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits	17

SIGNATURE	18

EXHIBIT INDEX	19

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	July 31, 2012	April 30, 2012

ASSETS:
Cash and cash equivalents	$22,006	$27,847
Receivables, net:
Media Services operations	47,760	40,544
Real estate operations and corporate	55	55
	47,815	40,599

Real estate inventory	75,479	75,401
Investment assets, net	11,093	11,262
Property, plant and equipment, net	25,422	25,924
Intangible and other assets, net	13,211	13,980
Deferred income taxes	8,393	8,026
TOTAL ASSETS	$203,419	$203,039

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$85,222	$85,720
Notes payable:
Amounts due within one year	18,791	16,974
Amounts subsequently due	4,316	4,351
	23,107	21,325

Taxes payable	363	435
Other liabilities	3,253	3,237
Accrued pension cost	17,437	17,677
TOTAL LIABILITIES	129,382	128,394

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	66,150	66,758
Accumulated other comprehensive loss, net	(12,298)	(12,298)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	74,037	74,645
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,419	$203,039

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended July 31, 2012 and 2011
(Thousands, except per share amounts)

	2012	2011
REVENUES:
Media Services operations	$19,588	$21,377
Real estate land sales	-	108
Interest and other	8	8
	19,596	21,493
COSTS AND EXPENSES:
Real estate land sales (including indirect costs)	74	74
Operating expenses:
Media Services operations	16,367	17,816
Real estate selling and commissions	54	59
Other	403	349
General and administrative:
Media Services operations	2,089	2,201
Real estate operations and corporate	1,072	1,036
Impairment of assets	169	-
Interest expense	327	385
	20,555	21,920
LOSS BEFORE INCOME TAXES	(959)	(427)

BENEFIT FOR INCOME TAXES	(351)	(148)
NET LOSS	(608)	(279)

RETAINED EARNINGS, beginning of period	66,758	67,901
RETAINED EARNINGS, end of period	$66,150	$67,622

LOSS PER SHARE – BASIC AND DILUTED	$(0.10)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended July 31, 2012 and 2011
(Thousands)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(608)	$(279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of assets	169	-
Depreciation and amortization	956	1,365
Non-cash credits and charges:
Pension accrual	(240)	(17)
Provision for doubtful accounts	19	2
Loss on disposition of assets, net	-	118
Changes in assets and liabilities:
Receivables	(7,235)	1,409
Real estate inventory and investment assets	(78)	(126)
Intangible and other assets	345	408
Accounts payable and accrued expenses	(498)	(48)
Taxes payable	(72)	(496)
Deferred income taxes and other long-term liabilities	(351)	293
Total adjustments	(6,985)	2,908
Net cash provided by (used in) operating activities	(7,593)	2,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(30)	(528)
Proceeds from the disposition of assets	-	96
Net cash used in investing activities	(30)	(432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	2,439	3,370
Principal debt payments	(657)	(4,035)
Net cash provided by (used in) financing activities	1,782	(665)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,841)	1,532
CASH AND CASH EQUIVALENTS, beginning of period	27,847	25,756

CASH AND CASH EQUIVALENTS, end of period	$22,006	$27,288

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid – net of amounts capitalized	$456	$373
Income taxes paid – net of refunds	$72	$54

See notes to consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended July 31, 2012 and 2011

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2013 and 2012 are to the fiscal years ending April 30, 2013 and 2012 and all references to the first quarter of 2013 and 2012 mean the fiscal three month periods ended July 31, 2012 and 2011.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2012, which was filed with the SEC on July 26, 2012 (the “2012 Form 10-K”).

(2)           Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	July 31, 2012	April 30, 2012
Media Services operations:
Subscription Fulfillment Services	$12,190	$11,989
Newsstand Distribution Services, net of estimated returns	33,235	26,438
Product Services and Other	2,753	2,698
	48,178	41,125
Less allowance for doubtful accounts	(418)	(581)
	$47,760	$40,544

Real estate operations and corporate:
Mortgage notes and other receivables	$55	$55
Less allowance for doubtful accounts	-	-
	$55	$55

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $82,209,000 and $69,973,000 at July 31, 2012 and April 30, 2012.

(3)           Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	July 31, 2012	April 30, 2012
Land held for long-term investment	$10,769	$10,769

Other	753	753
Less accumulated depreciation and reserves	(429)	(260)
	324	493
	$11,093	$11,262

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is held for sale.  Depreciation is no longer taken on the sales center and an impairment reserve of $169,000 was recorded as a charge to operations during the quarter ended July 31, 2012.

(4)           Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	July 31,	April 30,
	2012	2012
Land, buildings and improvements	$29,628	$29,624
Furniture and equipment	22,862	22,836
	52,490	52,460
Less accumulated depreciation	(27,068)	(26,536)
	$25,422	$25,924

(5)           Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	July 31, 2012		April 30, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,964	$1,930	$1,964	$1,905
Deferred order entry costs	1,258	-	1,320	-
Prepaid expenses	2,993	-	3,315	-
Customer contracts and relationships	15,000	6,924	15,000	6,612
Other	1,682	832	1,671	773
	$22,897	$9,686	$23,270	$9,290

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

(6)           Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	July 31, 2012	April 30, 2012
Publisher payables, net	$75,647	$75,982
Accrued expenses	2,837	3,527
Trade payables	1,983	2,042
Other	4,755	4,169
	$85,222	$85,720

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $78,338,000 and $66,384,000 at July 31, 2012 and April 30, 2012.

(7)           Notes Payable

Notes payable consist of the following (in thousands):

	July 31, 2012	April 30, 2012
Credit facilities:
Media Services operations	$2,440	$-
Real estate operations	16,214	16,839
Other notes payable	4,453	4,486
	$23,107	$21,325

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides for a revolving credit loan and letter of credit facility, with availability within the facility’s limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  The facility is scheduled to mature on May 12, 2013, but the lender has agreed in principle to amend the facility to extend its term to May 12, 2014 and, at Media Services’ request, to lower the borrowing limit from the present $20,000,000 to $15,000,000.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services minimum Fixed Charge Coverage Ratio, as defined, being at a stated level, may also be used to provide payments on certain indebtedness due its parent that is not a party to the Media Services Credit Facility.  At July 31, 2012, the borrowing availability under the Media Services Credit Facility was $10,741,000, and there was $2,440,000 outstanding, which was also the highest amount borrowed during the quarter ended July 31, 2012.

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

The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum Fixed Charge Coverage Ratio, as defined.  The Company believes that there may be violations of this covenant in the future.  However, the lender’s agreement in principle referred to above also provides for a modification of the required Fixed Charge Coverage Ratio so that it would more likely be satisfied.  However, neither meeting the covenant’s requirement in the future nor obtaining relief from the lender if it is not met can be assured.  Under the terms of the Media Services Credit Facility, during the continuance of any violation of a covenant, among other things, the Media Services companies are barred from repaying indebtedness to or otherwise distributing funds to the parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 originally with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).  The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at July 31, 2012 of $16,214,000, which was due September 1, 2012.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.246% at July 31, 2012) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At July 31, 2012, the interest rate was 5.0% and the cash reserve was $537,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $55,000,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.  The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.

On August 13, 2012, the ASW Credit Facility was purchased by a company organized and wholly-owned by the Company’s Vice Chairman and 45.9% shareholder.  The purchase price was $15,250,000 plus accrued interest.  Another director of the Company and substantial shareholder has purchased a 20% participation in the ASW Credit Facility from the new holder.  The new holder has agreed to extend the due date of the ASW Credit Facility to December 1, 2012 on the existing terms except that no payment of principal is required prior to that date. The Company intends during this extension (i) to seek to negotiate with the new holder for the terms of a substantially longer extension, which likely would involve an increase in interest rate, and (ii) to determine if there is an alternate financing source available on terms more favorable than the new holder’s terms, the proceeds of which would be used to repay the ASW Credit Facility at its outstanding principal amount or at some discount from that amount that might be acceptable to the new holder.  The Company can offer no assurance that it will be successful in either of these efforts.

Other notes payable consist of a $4,400,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $53,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%.  The amount of Other notes payable due within one year totals $137,000.

(8)           Other Liabilities

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment through December 31, 2012 which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet.  The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds.  As of July 31, 2012, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed.  Palm Coast is currently in discussions with the State of Florida regarding a comprehensive approach to address the current and anticipated reduction of performance during the term of the Award Agreement.  The Company is unable to offer any assurance as to whether or when the award monies, in whole or in part, may have to be returned to the State of Florida.

(9)           Taxes

The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $66,000 at July 31, 2012 and April 30, 2012.  As a result of either the expiration of statutes of limitations or the recognition and measurement considerations, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

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

The carrying amounts of cash equivalents, Media Services trade receivables and all trade payables approximate fair value because of the short maturities of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.  The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $35,000 at July 31, 2012 and $54,000 at April 30, 2012 and was the approximate carrying amount at those dates.  At July 31, 2012 and April 30, 2012, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $4,789,000 and $4,839,000 compared with carrying amounts of $4,453,000 and $4,486,000.

As a result of the purchase of the ASW Credit Facility by a company organized and wholly-owned by the Company's Vice Chairman and 45.9% shareholder, the fair value of the outstanding loan balance was determined to be approximately $15,250,000 at July 31, 2012 when its carrying value was $16,214,000.

(11)         Pension Plan

Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and an associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder accorded to the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,700,000 of accrued pension-related obligations to the Plan.  In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation which provides for the Company to make a $3,000,000 cash contribution to the Plan, which was made on August 16, 2012.  The agreement also provides that if, before the expiration of one year from its date, the Company is unable to pay the remaining liability or adequately secure it with collateral acceptable to the PBGC, the Company will be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC. In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the Plan. The Company is unable to offer any assurance that it will be able to discharge the Plan funding obligation within one year or meet the PBGC’s requirements for securing or paying the undischarged amount, nor can it offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief.

(12)         Information About the Company's Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three month periods ended July 31, 2012 and 2011 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Real Estate Operations	Corporate and Other	Consolidated
Three months ended July 31, 2012 (a):
Revenues	$13,602	$2,339	$3,647	$74	$(66)	$19,596

Net income (loss)	(243)	152	127	(965)	321	(608)
Provision (benefit) for income taxes	(143)	113	75	(564)	168	(351)
Interest expense (income), net (b)	527	(353)	27	486	(360)	327
Depreciation and amortization	736	103	61	20	36	956
Impairment of assets	-	-	-	169	-	169
EBITDA (c)	$877	$15	$290	$(854)	$165	$493

Capital expenditures	$30	$-	$-	$-	$-	$30

Three months ended July 31, 2011 (a):
Revenues	$16,676	$2,347	$2,354	$182	$(66)	$21,493

Net income (loss)	364	30	(156)	(760)	243	(279)
Provision (benefit) for income taxes	214	48	(92)	(444)	126	(148)
Interest expense (income), net (b)	583	(346)	31	395	(278)	385
Depreciation and amortization	1,107	137	64	20	37	1,365
EBITDA (c)	$2,268	$(131)	$(153)	$(789)	$128	$1,323

Capital expenditures	$487	$41	$-	$-	$-	$528

(a)
Revenue information provided for each segment includes amounts grouped as Interest and other in the accompanying statements of operations.  Corporate revenue is net of an intercompany revenue elimination.

(b)	Interest expense (income), net for Newsstand Distribution Services and Corporate and Other principally includes inter-segment interest income that is eliminated in consolidation.
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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2012 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2013 and 2012 are to the fiscal years ending April 30, 2013 and 2012 and all references to the first quarter of 2013 and 2012 mean the fiscal three month periods ended July 31, 2012 and 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2012 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company’s annual report on Form 10-K for the year ended April 30, 2012 (the “2012 Form 10-K”). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in the 2012 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2012 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2012 Form 10-K.  The Company did not adopt any accounting policy in the first quarter of 2013 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2013, the Company had a net loss of $608,000, or $0.10 per share, compared to a net loss of $279,000, or $0.05 per share, in the first quarter of 2012.  The results for 2013 included a pre-tax, non-cash impairment charge of $169,000 ($107,000, or $0.02 per share), reflecting the write-down of a real estate investment asset.  Revenues were $19,596,000 in the first quarter of 2013 compared to $21,493,000 for the same period last year.

Revenues from Media Services decreased from $21,377,000 for the first quarter of 2012 to $19,588,000 for the same period in 2013.  Magazine publishers are the principal customers of these operations, and they have continued to be negatively impacted by increased competition from new media sources and also by the effects of the recent recession and the continued weak U.S. economy.  The result has been a trend of reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal.  As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations decreased from $16,676,000 for the first quarter of 2012 to $13,602,000 for the same period of 2013, while revenues from Newsstand Distribution Services operations were essentially unchanged, decreasing from $2,347,000 for the first quarter of 2012 to $2,339,000 for the same period of 2013.  Revenues from Product Services and Other increased from $2,354,000 for the first quarter of 2012 to $3,647,000 for the same period in 2013, due to an increase in revenues from both the temporary staffing business and the product services business.  Media Services’ operating expenses decreased by $1,449,000, from $17,816,000 for the first quarter of 2012 (83.3% of Media Services revenues) to $16,367,000 for the first quarter of 2013 (83.6% of Media Services revenues), primarily attributable to (i) a $442,000 reduction in payroll and benefits costs, (ii) a $424,000 reduction in supplies expense and (iii) a $492,000 reduction in facilities and equipment costs, including depreciation.

There were no land sales at AMREP Southwest during the first quarter 2013 compared to revenues of $108,000 for the same period of 2012, resulting from the sale of approximately two acres of undeveloped land.  Results for both periods were substantially lower than the Company has historically experienced in its principal market of Rio Rancho, New Mexico, due to a severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  The average gross profit percentage on land sales was 31% for the first quarter of 2012.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses were $54,000 in the first quarter of 2013 compared to $59,000 for the same period of 2012.  Other operating expenses increased $54,000 for the first quarter of 2013 compared to the same period of 2012, primarily due to land maintenance costs at AMREP Southwest.

General and administrative costs of Media Services operations were $2,089,000 for the first quarter of 2013 (10.7% of Media Services revenues) compared to $2,201,000 for the first quarter of 2012 (10.3% of Media Services revenues), or a decrease of $112,000, primarily due to lower payroll and benefits as well as reduced legal costs.

Real estate operations and corporate general and administrative expense increased $36,000 in the first quarter of 2013 compared to the same period in 2012, primarily due to increased pension costs.

The Company’s effective tax rate was 36.6% for the first quarter of 2013 and 34.7% for the same period of 2012.  The difference between the statutory tax rate and the effective rate of the tax benefit for both periods was primarily attributable to the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit.  The effect of this interest accrual was to reduce the tax benefit associated with the pre-tax loss for both periods.

The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $66,000 at July 31, 2012 and April 30, 2012.  As a result of either the expiration of statutes of limitations or the recognition and measurement considerations, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and banking facilities.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Facility) that presently matures May 12, 2013.  As described below, the lender has agreed in principle to extend the maturity to May 12, 2014.  The Company’s Media Services businesses also rely on cash flow from operations and operate with negative working capital, primarily as a result of liquidity provided by one material customer contract that expires June 2014.  AMREP Southwest finances its business with cash flow from operations, which has been minimal in recent years due to the poor conditions in its real estate markets, and from advances made to it by its parent.  It also has a loan agreement (defined below as the ASW Credit Facility) under which no further borrowing is available.  As described below, that facility was recently purchased from a bank, the original lender, by an affiliate of the Company’s Vice Chairman, and now matures December 1, 2012, after the new holder granted a three month extension.  AMREP Southwest will be having discussions with the new holder regarding the further extension of this arrangement, but there can be no assurance that this facility will be extended.  If AMREP Southwest is unable to extend this facility, it would not have sufficient funds to satisfy the obligation, and the Company would be forced to seek either replacement financing or other sources of capital, such as by selling assets or issuing equity, which replacement financing or other sources of capital might not be available on acceptable terms.  It is likely that the expiration without renewal or extension or the termination of either of the credit facilities or the customer contract described above would have a material adverse effect on the Company.

Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and an associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder accorded to the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,700,000 of accrued pension-related obligations to the Plan.  In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation which provides for the Company to make a $3,000,000 cash contribution to the Plan, which was made on August 16, 2012.  The agreement also provides that if, before the expiration of one year from its date, the Company is unable to pay the remaining liability or adequately secure it with collateral acceptable to the PBGC, the Company will be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC.  In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the Plan. The Company is unable to offer any assurance that it will be able to discharge the Plan funding obligation within one year or meet the PBGC’s requirements for securing or paying the undischarged amount, nor can it offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief.  Refer to Note 11 to the consolidated financial statements included in the 2012 Form 10-K for additional Plan information.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment through December 31, 2012 which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet.  The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds.  As of July 31, 2012, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed.  Palm Coast is currently in discussions with the State of Florida regarding a comprehensive approach to address the current and anticipated reduction of performance during the term of the Award Agreement.  The Company is unable to offer any assurance as to whether or when the award monies, in whole or in part, may have to be returned to the State of Florida.

Cash Flows from Operating Activities

Receivables from Media Services operations increased from $40,544,000 at April 30, 2012 to $47,760,000 at July 31, 2012, primarily due to the effect of increased quarter-end billings at July 31, 2012 compared to April 30, 2012 and the timing of the collection of receivables.  Included in Media Services accounts receivable are receivables where a publisher bears the credit risk of non-collection of amounts due from customers to which the Company distributed the publisher's magazines.  Receivables subject to this arragement totaled $23,883,000 at July 31, 2012 and $19,383,000 at April 30, 2012.

Real estate inventory was $75,479,000 at July 31, 2012 compared to $75,401,000 at April 30, 2012.  Inventory in the Company’s core real estate market of Rio Rancho increased from $71,109,000 at April 30, 2012 to $71,187,000 at July 31, 2012.  The balance of real estate inventory consisted of properties in Colorado. Investment assets decreased from $11,262,000 April 30, 2012 to $11,093,000 at July 31, 2012 as a result of an impairment charge recognized on an asset in Rio Rancho, New Mexico.

Accounts payable and accrued expenses decreased from $85,720,000 at April 30, 2012 to $85,222,000 at July 31, 2012, primarily from the timing of billings and payments due to publishers and vendors, as well as lower business volumes.

Cash Flows from Investing Activities

Capital expenditures totaled $30,000 for the first three months of 2013 and $528,000 for the same period of 2012, primarily for facility and equipment upgrades for the Media Services business.

Cash Flows From Financing Activities

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides for a revolving credit loan and letter of credit facility, with availability within the facility’s limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  The facility is scheduled to mature on May 12, 2013, but the lender has agreed in principle to amend the facility to extend its term to May 12, 2014 and, at Media Services’ request, to lower the borrowing limit from the present $20,000,000 to $15,000,000.  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services minimum Fixed Charge Coverage Ratio, as defined, being at a stated level, may also be used to provide payments on certain indebtedness due its parent that is not a party to the Media Services Credit Facility.  At July 31, 2012, the borrowing availability under the Media Services Credit Facility was $10,741,000, and there was $2,440,000 outstanding, which was also the highest amount borrowed during the quarter ended July 31, 2012.

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

The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum Fixed Charge Coverage Ratio, as defined.  The borrowers were in compliance with this covenant at July 31, 2012.  The Company believes that there may be violations of this covenant in the future.  However, the lender’s agreement in principle referred to above also provides for a modification of the required Fixed Charge Coverage Ratio so that it would more likely be satisfied.  However, neither meeting the covenant’s requirement in the future nor obtaining relief from the lender if it is not met can be assured.  Under the terms of the Media Services Credit Facility, during the continuance of any violation of a covenant, among other things, the Media Services companies are barred from repaying indebtedness to or otherwise distributing funds to the parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.  At July 31, 2012, the borrowers were also in compliance with the other covenants of the Media Services Credit Facility.

AMREP Southwest has a Loan Agreement and a related Promissory Note dated December 17, 2009 originally with a bank, both of which were amended on April 29, 2011 (said Loan Agreement and Promissory Note, as so amended, together, the “ASW Credit Facility”).  The ASW Credit Facility is a non-revolving loan with an outstanding principal balance at July 31, 2012 of $16,214,000, which was due September 1, 2012.  The outstanding principal of the ASW Credit Facility bears fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR (0.246% at July 31, 2012) plus 3.5%, but not less than 5.0%, and AMREP Southwest is required to maintain a cash reserve with the lender of not less than $500,000 to fund the interest payments.  At July 31, 2012, the interest rate was 5.0% and the cash reserve was $537,000.  The ASW Credit Facility is secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $55,000,000 and requires that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

The ASW Credit Facility contains a number of covenants and restrictions, including a covenant requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee.  At July 31, 2012, AMREP Southwest was in compliance with all of these covenants.

On August 13, 2012, the ASW Credit Facility was purchased by a company organized and wholly-owned by the Company’s Vice Chairman and 45.9% shareholder.  The purchase price was $15,250,000 plus accrued interest.  Another director of the Company and substantial shareholder has purchased a 20% participation in the ASW Credit Facility from the new holder.  The new holder has agreed to extend the due date of the ASW Credit Facility to December 1, 2012 on the existing terms except that no payment of principal is required prior to that date. The Company intends during this extension (i) to seek to negotiate with the new holder for the terms of a substantially longer extension, which likely would involve an increase in interest rate, and (ii) to determine if there is an alternate financing source available on terms more favorable than the new holder’s terms, the proceeds of which would be used to repay the ASW Credit Facility at its outstanding principal amount or at some discount from that amount that might be acceptable to the new holder.  The Company can offer no assurance that it will be successful in either of these efforts.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of July 31, 2012 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$23,107	$18,791	$259	$280	$3,777
Operating leases and other	19,374	9,086	9,874	414	-
Total	$42,481	$27,877	$10,133	$694	$3,777

Operating leases and other includes approximately (i) $3,000,000 for the possible required return of grant monies received from the State of Florida, (ii) a combined $1,020,000 of required contributions to the Company's defined benefit pension plan as determined by the plan's actuary for the 2011 and 2012 plan years that are due at various dates through January 2013, (iii) $11,700,000 of accelerated pension funding as described above in the second paragraph under this Liquidity and Capital Resources section and (iv) $253,000 for the liability for uncertain tax positions and related accrued interest recorded in accordance with ASC 740.  Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon various factors, including actual plan asset investment returns and discount rates applied.  Refer to Notes 8, 9, 11, 12, 16 and 17 to the consolidated financial statements included in the 2012 Form 10-K for additional information on long-term debt, other liabilities, pension contributions, taxes and commitments and contingencies.

Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the 2012 Form 10-K, which could materially affect the Company’s business, financial condition or future results, should be carefully considered.  The risks described in the 2012 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Statement of Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act.  In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”.  Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the accelerated funding of a portion of the Company’s defined benefit pension plan obligation, (ii) the Company’s ability to satisfy or extend its obligations under its existing credit facilities and to finance its future working capital and capital expenditure needs, and (iii) the possible return of grant monies to the State of Florida.  The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to the Anderson News, L.L.C., et al v. American Media, et al  lawsuit, which is described in subdivision A. of Item 3 of Part I of the 2012 Form 10-K.   The amended complaint in the lawsuit was filed on September 7, 2012.

Reference is made to the Nest, LLC arbitration, which is described in subdivision B. of Item 3 of Part I of the 2012 Form 10-K.  In early August 2012, the parties reached an agreement in principle to settle the matter which provides for Kable News’ insurance carrier to make a cash payment to Nest and Kable News to waive accumulated storage charges for other Nest publications to the settlement date.

Item 6.    Exhibits

Exhibit No.	Description
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2012. (i)
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350.
_____________

(i) Management contract or compensatory plan or arrangement in which directors or officers participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2012	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2012. (i)
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350.

_____________

(i) Management contract or compensatory plan or arrangement in which directors or officers participate.