Form 10-Q/A
period 2012-07-31
AMREP CORP.
filed 2012-09-25
CIK 6207

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to AMREP Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2012, filed with the Securities and Exchange Commission on September 13, 2012 (“Form 10-Q”) is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.

Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at July 31, 2012 and April 30, 2012, (ii) the consolidated statements of operations for the three months ended July 31, 2012 and 2011, (iii) the consolidated statements of cash flows for the three months ended July 31, 2012 and 2011; and (iv) the notes to the interim consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 6.    Exhibits

Exhibit No.	Description
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2012. (1)
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934. (1)
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934. (1)
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350. (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Filed with AMREP Corporation’s Quarterly Report on Form 10-Q filed on September 13, 2012 for the period ended July 31, 2012.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 25, 2012	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2012. (1)
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (1)
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Filed with AMREP Corporation’s Quarterly Report on Form 10-Q filed on September 13, 2012 for the period ended July 31, 2012.

(2)	Furnished herewith.

3