Form 10-Q
period 2012-10-31
AMREP CORP.
filed 2012-12-12
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2012

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of Shares of Common Stock, par value $.10 per share, outstanding at Decenber 1, 2012 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)
October 31, 2012 and April 30, 2012	1

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended October 31, 2012 and 2011	2

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Six Months Ended October 31, 2012 and 2011	3

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended October 31, 2012 and 2011	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 6. Exhibits	20

SIGNATURE	21

EXHIBIT INDEX	22

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Thousands, except par value and number of shares)

	October 31, 2012	April 30, 2012

ASSETS:
Cash and cash equivalents	$15,077	$27,847
Receivables, net:
Media Services operations	52,878	40,544
Real estate operations and corporate	83	55
	52,961	40,599

Real estate inventory	75,506	75,401
Investment assets, net	11,093	11,262
Property, plant and equipment, net	25,164	25,924
Intangible and other assets, net	13,124	13,980
Income taxes receivable	152	-
Deferred income taxes, net	8,510	8,026
TOTAL ASSETS	$201,587	$203,039

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$83,976	$85,720
Notes payable:
Due within one year	139	16,974
Due beyond one year	9,379	4,351
Due to related party – Due beyond one year (Note 7)	16,214	-
	25,732	21,325

Taxes payable	-	435
Other liabilities	3,269	3,237
Accrued pension cost	14,297	17,677
TOTAL LIABILITIES	127,274	128,394

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	66,426	66,758
Accumulated other comprehensive loss, net	(12,298)	(12,298)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	74,313	74,645
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$201,587	$203,039

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended October 31, 2012 and 2011
(Thousands, except per share amounts)

	2012	2011
REVENUES:
Media Services operations	$21,266	$22,020
Real estate land sales	-	1,327
Interest and other	51	4
	21,317	23,351
COSTS AND EXPENSES:
Real estate land sales (including indirect costs)	109	228
Operating expenses:
Media Services operations	17,040	17,263
Real estate selling and commissions	57	80
Other	194	435
General and administrative:
Media Services operations	1,949	2,113
Real estate operations and corporate	1,106	1,010
Interest expense	314	356
	20,769	21,485
INCOME BEFORE INCOME TAXES	548	1,866

PROVISION FOR INCOME TAXES	272	783
NET INCOME	276	1,083

RETAINED EARNINGS, beginning of period	66,150	67,622
RETAINED EARNINGS, end of period	$66,426	$68,705

EARNINGS PER SHARE – BASIC AND DILUTED	$0.05	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Six Months Ended October 31, 2012 and 2011
(Thousands, except per share amounts)

	2012	2011
REVENUES:
Media Services operations	$40,854	$43,396
Real estate land sales	-	1,435
Interest and other	59	13
	40,913	44,844
COSTS AND EXPENSES:
Real estate land sales (including indirect costs)	183	302
Operating expenses:
Media Services operations	33,407	35,079
Real estate selling and commissions	111	139
Other	597	784
General and administrative:
Media Services operations	4,038	4,338
Real estate operations and corporate	2,178	2,046
Impairment of assets	169	-
Interest expense	641	717
	41,324	43,405
INCOME (LOSS) BEFORE INCOME TAXES	(411)	1,439

PROVISION (BENEFIT) FOR INCOME TAXES	(79)	635
NET INCOME (LOSS)	(332)	804

RETAINED EARNINGS, beginning of period	66,758	67,901
RETAINED EARNINGS, end of period	$66,426	$68,705

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$(0.06)	$0.13

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended October 31, 2012 and 2011
(Thousands)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(332)	$804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets	169	-
Depreciation and amortization	1,868	2,703
Non-cash credits and charges:
Pension accrual	942	437
Provision for doubtful accounts	(153)	8
Loss on disposition of assets, net	21	67
Changes in assets and liabilities:
Receivables	(12,209)	4,127
Real estate inventory and investment assets	(105)	(75)
Intangible and other assets	19	(303)
Accounts payable and accrued expenses	(1,744)	256
Taxes receivable and payable	(587)	(591)
Deferred income taxes and other long-term liabilities	(452)	577
Accrued pension cost	(4,322)	(380)
Total adjustments	(16,553)	6,826
Net cash provided by (used in) operating activities	(16,885)	7,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(292)	(697)
Proceeds from the disposition of assets	-	12
Net cash used in investing activities	(292)	(685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	8,836	7,704
Principal debt payments	(4,429)	(9,034)
Net cash provided by (used in) financing activities	4,407	(1,330)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,770)	5,615
CASH AND CASH EQUIVALENTS, beginning of period	27,847	25,756

CASH AND CASH EQUIVALENTS, end of period	$15,077	$31,371

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$599	$694
Income taxes paid – net of refunds	$929	$132

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Six Months Ended October 31, 2012 and 2011

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2013 and 2012 are to the fiscal years ending April 30, 2013 and 2012 and all references to the second quarter and first six months of 2013 and 2012 mean the fiscal three and six month periods ended October 31, 2012 and 2011.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2012, which was filed with the SEC on July 26, 2012 (the “2012 Form 10-K”).

(2)           Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	October 31, 2012	April 30, 2012
Media Services operations:
Subscription Fulfillment Services	$13,281	$11,989
Newsstand Distribution Services, net of estimated returns	36,455	26,438
Product Services and Other	3,389	2,698
	53,125	41,125
Less allowance for doubtful accounts	(247)	(581)
	$52,878	$40,544

Real estate operations and corporate:
Mortgage notes and other receivables	$83	$55
Less allowance for doubtful accounts	-	-
	$83	$55

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $81,685,000 and $69,973,000 at October 31, 2012 and April 30, 2012.

(3)           Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	October 31, 2012	April 30, 2012
Land held for long-term investment	$10,769	$10,769

Other	753	753
Less accumulated depreciation and reserves	(429)	(260)
	324	493
	$11,093	$11,262

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale.  Other includes a sales center in Rio Rancho, New Mexico that is not in service and is under contract for sale.  Depreciation is no longer taken on the sales center and an impairment reserve of $169,000 was recorded as a charge to operations during the quarter ended July 31, 2012.

(4)           Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	October 31,	April 30,
	2012	2012
Land, buildings and improvements	$29,668	$29,624
Furniture and equipment	23,018	22,836
	52,686	52,460
Less accumulated depreciation	(27,522)	(26,536)
	$25,164	$25,924

(5)           Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	October 31, 2012		April 30, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,706	$1,682	$1,964	$1,905
Deferred order entry costs	1,257	-	1,320	-
Prepaid expenses	3,306	-	3,315	-
Customer contracts and relationships	15,000	7,236	15,000	6,612
Other	1,665	892	1,671	773
	$22,934	$9,810	$23,270	$9,290

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

(6)           Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	October 31, 2012	April 30, 2012
Publisher payables, net	$74,090	$75,982
Accrued expenses	2,650	3,527
Trade payables	2,900	2,042
Other	4,336	4,169
	$83,976	$85,720

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $77,628,000 and $66,384,000 at October 31, 2012 and April 30, 2012.

(7)           Notes Payable

Notes payable consist of the following (in thousands):

	October 31, 2012	April 30, 2012
Credit facilities:
Media Services operations	$5,098	$-
Real estate operations	16,214	16,839
Other notes payable	4,420	4,486
	$25,732	$21,325

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides for a revolving credit loan and letter of credit facility, with availability within the facility’s limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  The facility’s original maturity date was May 12, 2013, but the lender and the borrowers entered into the First Amendment dated October 1, 2012 (the “First Amendment”) to the Media Services Credit Facility extending the term of the facility by one year to May 12, 2014.  In addition, the First Amendment revised certain covenants and reduced the facility’s borrowing limit from the original $20,000,000 to $15,000,000, in accordance with Media Services’ request.  Among the borrowers’ covenants in the Media Services Credit Facility is one requiring the borrowers to maintain a minimum fixed charge coverage ratio (as defined).  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services minimum fixed charge coverage ratio, as defined, being at a stated level, may also be used to provide payments on certain indebtedness due the borrowing group’s parent that is not a party to the Media Services Credit Facility.  At October 31, 2012, the borrowing availability under the Media Services Credit Facility was $13,601,000, and there was $5,098,000 outstanding against this availability.  The highest amount borrowed during the quarter ended October 31, 2012 was $5,668,000.

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

AMREP Southwest has a non-revolving loan (the “ASW Loan”) which in August 2012 had and continues to have an outstanding principal amount of $16,214,000.  The ASW Loan was scheduled to mature on September 1, 2012.  In August 2012, a company (the “New Lender”) wholly-owned by the Vice Chairman of the Company’s Board of Directors and holder of more than 40% of its outstanding shares purchased the ASW Loan from the bank that made it and agreed to extend its maturity to December 1, 2012 on its existing terms except for the elimination of a requirement that a portion of proceeds received by AMREP Southwest from real estate sales be applied to the principal.  Another director and holder of more than 10% of the Company’s outstanding shares purchased a 20% participation in the ASW Loan from the New Lender.  In November 2012, the terms of the ASW Loan were further amended effective December 1, 2012 (the “December 2012 Amendment”).  The maturity of the ASW Loan has been extended by five years to December 1, 2017.  From December 1, 2012, the ASW Loan bears interest monthly at 8.5% per annum.  No payments of principal are required until maturity except that on a quarterly basis AMREP Southwest is required to make principal payments in an amount equal to 25% of the net cash from sales of land (as defined) it received in the prior quarter.  As additional security for the ASW Loan, the New Lender has received a pledge of the stock of AMREP Southwest’s wholly-owned subsidiary, Outer Rim Investments, Inc., and a first mortgage on the land AMREP Southwest owns in Rio Rancho, New Mexico that was not previously mortgaged to secure the ASW Loan.  Outer Rim Investments, Inc. owns approximately 12,000 acres of land in Sandoval County, New Mexico, largely comprised of scattered lots, which at present is not being actively offered for sale.  A sale transaction by AMREP Southwest of the newly mortgaged land for more than $50,000 or of any AMREP Southwest-owned land other than land zoned and designated as a residential classification for more than $100,000 requires the New Lender’s approval.  Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect.  The ASW Loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year.  The ASW Loan continues to contain a number of covenants and restrictions, including a requirement that AMREP Southwest maintain a cash reserve of not less than $500,000 in the control of the New Lender to fund interest payments and covenants requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and restricting AMREP Southwest from making any distributions or other payments to the Company beyond a stated management fee, which management fee AMREP Southwest is not currently paying to the Company.

Prior to December 1, 2012, the interest on the ASW Loan was at the fluctuating rate of reserve adjusted 30-day LIBOR (0.212% at October 31, 2012) plus 3.5%, but not less than 5%.  At October 31, 2012, the interest rate was 5% and the cash reserve was $529,000.  Prior to its purchase by the New Lender, the ASW Loan was secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $55,000,000, which mortgage remains in place in favor of the New Lender in addition to the new collateral that the New Lender received in connection with the December 2012 Amendment, and the terms of the ASW Loan included a requirement, eliminated by the December 2012 Amendment, that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

Other notes payable consist of a $4,374,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $46,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%.  The amount of Other notes payable due within one year totals $139,000.

(8)           Other Liabilities

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment through December 31, 2012 which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet.  The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds.  As of October 31, 2012, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed.  Palm Coast is currently in discussions with the State of Florida regarding a comprehensive approach to address the current and anticipated reduction of performance during the term of the Award Agreement.  The Company is unable to offer any assurance as to whether or when the award monies, in whole or in part, may have to be returned to the State of Florida.

(9)           Taxes

During the quarter ended October 31, 2012, the Company reached a settlement with the Internal Revenue Service with respect to an examination of its 2010 and 2005 federal tax returns.  As a result, the Company paid $597,000 in taxes related to deferred gains on investment assets not previously recognized and the timing of certain deductible expenses, and accrued $33,000 of interest related to the payment.  The Company charged (i) $589,000 to previously accrued current and deferred income tax liabilities and (ii) $41,000 to the income tax provision in the accompanying consolidated financial statements as a result of this settlement.

Liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $66,000 at October 31, 2012 and April 30, 2012.  As a result of either the expiration of statutes of limitations or the recognition and measurement considerations applicable to such benefits, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

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

The carrying amounts of cash equivalents, Media Services trade receivables and all trade payables approximate fair value because of the short maturities of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.  The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $35,000 at October 31, 2012 and $54,000 at April 30, 2012 and was the approximate carrying amount at those dates.  At October 31, 2012 and April 30, 2012, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $4,739,000 and $4,839,000 compared with carrying amounts of $4,420,000 and $4,486,000.

The fair value of the ASW Loan, based on its renegotiated terms effective December 1, 2012, is estimated to be approximately $13,625,000 at October 31, 2012 as compared to its carrying value of $16,214,000.

(11)         Pension Plan

Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and an associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder accorded to the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,700,000 of accrued pension-related obligations to the Plan.  In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation which provides for the Company to make a $3,000,000 cash contribution to the Plan, which was made on August 16, 2012.  The agreement also provides that if, before the expiration of one year from its date, the Company is unable to pay the remaining liability or adequately secure it with collateral acceptable to the PBGC, the Company will be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC. In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the Plan.  The Company is unable to offer any assurance that it will be able to discharge the Plan funding obligation by August 15, 2013 or meet the PBGC’s requirements for securing or paying the undischarged amount, nor can it offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief.

(12)         Information About the Comapny's Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2012 and 2011 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Real Estate Operations	Corporate and Other	Consolidated
Three months ended October 31, 2012 (a):
Revenues	$14,456	$2,287	$4,523	$119	$(68)	$21,317

Net income (loss)	289	111	345	(787)	318	276
Provision (benefit) for income taxes	171	112	202	(382)	169	272
Interest expense (income), net (b)	534	(365)	30	498	(383)	314
Depreciation and amortization	711	91	53	20	37	912
EBITDA (c)	$1,705	$(51)	$630	$(651)	$141	$1,774

Capital expenditures	$61	$201	$-	$-	$-	$262

Three months ended October 31, 2011 (a):
Revenues	$16,510	$2,552	$2,958	$1,396	$(65)	$23,351

Net income (loss)	684	154	134	(130)	241	1,083
Provision (benefit) for income taxes	420	177	79	(17)	124	783
Interest expense (income), net (b)	561	(370)	35	413	(283)	356
Depreciation and amortization	1,082	134	64	21	37	1,338
EBITDA (c)	$2,747	$95	$312	$287	$119	$3,560

Capital expenditures	$129	$27	$13	$-	$-	$169

Six months ended October 31, 2012 (a):
Revenues	$28,058	$4,626	$8,170	$193	$(134)	$40,913

Net income (loss)	46	263	472	(1,752)	639	(332)
Provision (benefit) for income taxes	28	225	277	(946)	337	(79)
Interest expense (income), net (b)	1,061	(718)	57	984	(743)	641
Depreciation and amortization	1,447	194	114	40	73	1,868
Impairment of assets	-	-	-	169	-	169
EBITDA (c)	$2,582	$(36)	$920	$(1,505)	$306	$2,267

Capital expenditures	$91	$201	$-	$-	$-	$292

Six months ended October 31, 2011 (a):
Revenues	$33,186	$4,899	$5,312	$1,578	$(131)	$44,844

Net income (loss)	1,048	184	(22)	(890)	484	804
Provision (benefit) for income taxes	634	225	(13)	(461)	250	635
Interest expense (income), net (b)	1,132	(728)	66	808	(561)	717
Depreciation and amortization	2,189	271	128	41	74	2,703
EBITDA (c)	$5,003	$(48)	$159	$(502)	$247	$4,859

Capital expenditures	$616	$68	$13	$-	$-	$697

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2012 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2013 and 2012 are to the fiscal years ending April 30, 2013 and 2012 and all references to the second quarter and first six months of 2013 and 2012 mean the fiscal three and six month periods ended October 31, 2012 and 2011.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2012 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2012 Form 10-K.  The Company did not adopt any accounting policy in the second quarter of 2013 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the second quarter of 2013, the Company had net income of $276,000, or $0.05 per share, compared to $1,083,000, or $0.18 per share, for the second quarter of 2012.  For the first six months of 2013, the Company had a net loss of $332,000, or $0.06 per share, compared to net income of $804,000, or $0.13 per share, for the same period of 2012.  The results for the first six months of 2013 included a pre-tax, non-cash impairment charge of $169,000 ($107,000, or $0.02 per share), reflecting the write-down of a real estate investment asset during the first quarter of 2013.  Revenues were $21,317,000 and $40,913,000 in the second quarter and first six months of 2013 compared to $23,351,000 and $44,844,000 for the same periods of the prior year.

Revenues from Media Services decreased from $22,020,000 and $43,396,000 for the second quarter and first six months of 2012 to $21,266,000 and $40,854,000 for the same periods in 2013.  Magazine publishers are the principal customers of these businesses, and they have continued to be negatively impacted by increased competition from new media sources and weakness in the U.S. economy.  The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal.  As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations decreased from $16,510,000 and $33,186,000 for the second quarter and first six months of 2012 to $14,456,000 and $28,058,000 for the same periods of 2013, while revenues from Newsstand Distribution Services operations decreased from $2,552,000 and $4,899,000 for the second quarter and first six months of 2012 to $2,287,000 and $4,626,000 for the same periods of 2013.  Revenues from Product Services and Other increased from $2,958,000 and $5,312,000 for the second quarter and first six months of 2012 to $4,523,000 and $8,170,000 for the same periods of 2013, reflecting revenue increases in both the product services business and the temporary staffing business.  Media Services operating expenses were $17,040,000 and $33,407,000 (80.1% and 81.8% of related revenues) for the second quarter and first six months of 2013 compared to $17,263,000 and $35,079,000 (78.4% and 80.8% of related revenues) for the same periods in 2012.  The decrease in Media Services operating expenses for the second quarter of 2013 compared to the prior year period was primarily attributable to reduced facilities and equipment expense, including depreciation, ($477,000), partially offset by increased (i) payroll and benefits ($142,000) and (ii) supplies expense ($168,000).  The decrease in Media Services operating expenses for the six month period of 2013 compared to the prior year period was primarily attributable to reduced (i) facilities and equipment expense, including depreciation, ($968,000), (ii) payroll and benefits ($300,000) and (iii) supplies expense ($258,000).

General and administrative costs of Media Services operations were $1,949,000 and $4,038,000 (9.2% and 9.9% of Media Services revenues) for the second quarter and first six months of 2013 compared to $2,113,000 and $4,338,000 (9.6% and 10.0% of Media Services revenues) for the same periods of 2012.  The decreases in both periods were primarily attributable to lower payroll and benefits as well as reduced legal costs.

There were no revenues from land sales at AMREP Southwest for the second quarter and first six months of 2013 compared to $1,327,000 and $1,435,000 for the same periods of 2012.  Results for both periods were substantially lower than the Company has historically experienced in its principal market of Rio Rancho, New Mexico, due to the severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  The average gross profit percentage on land sales was 83% and 79% for the second quarter and first six months of 2012.  Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate commissions and selling expenses were $57,000 and $111,000 for the second quarter and first six months of 2013 compared to $80,000 and $139,000 for the same periods of 2012.  Other operating expenses decreased $241,000 and $187,000 for the second quarter and first six months of 2013 compared to the same periods of 2012, primarily due to lower real estate taxes as a result of the finalization of negotiations with the Sandoval County, New Mexico tax assessor for calendar year 2012 real estate taxes, partially offset by increased land maintenance costs.

General and administrative costs of real estate operations and corporate were $1,106,000 and $2,178,000 for the second quarter and first six months of 2013 compared to $1,010,000 and $2,046,000 for the same periods of 2012.  The increases in both periods were primarily attributable to an increase in payroll and benefits resulting from changes in certain management positions.

The Company’s effective tax rate was 49.6% and 19.2% for the second quarter and first six months of 2013 compared to 42.0% and 44.1% for the same periods of 2012.  The difference between the statutory tax rate and the effective rate of the tax provision or benefit for both periods was primarily attributable to the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit, and recognition of additional tax expense associated with the finalization of an Internal Revenue Service examination of the Company’s fiscal 2010 and 2005 tax years.  The effect of the interest accrual related to unrecognized tax positions was to reduce the tax benefit associated with the pre-tax loss for the first six months of 2013 and to increase the tax provision associated with the pre-tax income for the second quarter of 2013 and both the three and six month periods in 2012.

The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $66,000 at October 31, 2012 and April 30, 2012.  As a result of either the expiration of statutes of limitations or the recognition and measurement considerations applicable to such benefits, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and its Media Services banking facility.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Facility) that matures May 12, 2014.  The Company’s Media Services businesses also rely on cash flow from operations and they operate with negative working capital, primarily as a result of liquidity provided by one material customer contract that expires June 2014.  A loss of this customer contract would have a material adverse effect on the Company.  AMREP Southwest finances its business from cash flow from operations, which has been minimal in recent years due to the poor conditions in its real estate markets, and from advances made to it by its parent.  It also has a loan agreement (defined below as the ASW Loan) that matures December 1, 2017 under which it may not borrow any additional funds.

Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and an associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder accorded to the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,700,000 of accrued pension-related obligations to the Plan.  In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation which provides for the Company to make a $3,000,000 cash contribution to the Plan, which was made on August 16, 2012.  The agreement also provides that if, before the expiration of one year from its date, the Company is unable to pay the remaining liability or adequately secure it with collateral acceptable to the PBGC, the Company will be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC.  In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the Plan. The Company is unable to offer any assurance that it will be able to discharge the Plan funding obligation by August 15, 2013 or meet the PBGC’s requirements for securing or paying the undischarged amount, nor can it offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief.  Refer to Note 11 to the consolidated financial statements included in the 2012 Form 10-K for additional Plan information.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment through December 31, 2012 which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet.  The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds.  As of October 31, 2012, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed.  Palm Coast is currently in discussions with the State of Florida regarding a comprehensive approach to address the current and anticipated reduction of performance during the term of the Award Agreement.  The Company is unable to offer any assurance as to whether or when the award monies, in whole or in part, may have to be returned to the State of Florida.

Cash Flows from Operating Activities

Receivables from Media Services operations increased from $40,544,000 at April 30, 2012 to $52,878,000 at October 31, 2012, primarily due to the effect of increased quarter-end billings at October 31, 2012 compared to April 30, 2012 and the timing of the collection of receivables.  Included in Media Services accounts receivable are receivables where a publisher bears the credit risk of non-collection of amounts due from customers to which the Company distributed the publisher's magazines.  Receivables subject to this arrangement totaled $26,862,000 at October 31, 2012 and $19,383,000 at April 30, 2012.

Real estate inventory was $75,506,000 at October 31, 2012 compared to $75,401,000 at April 30, 2012.  Inventory in the Company’s core real estate market of Rio Rancho increased from $71,109,000 at April 30, 2012 to $71,213,000 at October 31, 2012.  The balance of real estate inventory consisted of properties in Colorado.  Investment assets decreased from $11,262,000 at April 30, 2012 to $11,093,000 at October 31, 2012 as a result of an impairment charge recognized on an asset in Rio Rancho, New Mexico during the quarter ended July 31, 2012.

Accounts payable and accrued expenses decreased from $85,720,000 at April 30, 2012 to $83,976,000 at October 31, 2012, primarily from the timing of billings and payments due to publishers and vendors, as well as lower business volumes.

Cash Flows from Investing Activities

Capital expenditures totaled $292,000 for the first six months of 2013 and $697,000 for the same period of 2012, primarily for facility and equipment upgrades for the Media Services businesses.

Cash Flows From Financing Activities

Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides for a revolving credit loan and letter of credit facility, with availability within the facility’s limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  The facility’s original maturity date was May 12, 2013, but the lender and the borrowers entered into the First Amendment dated October 1, 2012 (the “First Amendment”) to the Media Services Credit Facility extending the term of the facility by one year to May 12, 2014.  In addition, the First Amendment revised certain covenants and reduced the facility’s borrowing limit from the original $20,000,000 to $15,000,000, in accordance with Media Services’ request.  Among the borrowers’ covenants in the Media Services Credit Facility is one requiring the borrowers to maintain a minimum fixed charge coverage ratio (as defined).  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services minimum fixed charge coverage ratio, as defined, being at a stated level, may also be used to provide payments on certain indebtedness due the borrowing group’s parent that is not a party to the Media Services Credit Facility.  At October 31, 2012, the borrowing availability under the Media Services Credit Facility was $13,601,000, and there was $5,098,000 outstanding against this availability.  The highest amount borrowed during the quarter ended October 31, 2012 was $5,668,000.

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

AMREP Southwest has a non-revolving loan (the “ASW Loan”) which in August 2012 had and continues to have an outstanding principal amount of $16,214,000.  The ASW Loan was scheduled to mature on September 1, 2012.  In August 2012, a company (the “New Lender”) wholly-owned by the Vice Chairman of the Company’s Board of Directors and holder of more than 40% of its outstanding shares purchased the ASW Loan from the bank that made it and agreed to extend its maturity to December 1, 2012 on its existing terms except for the elimination of a requirement that a portion of proceeds received by AMREP Southwest from real estate sales be applied to the principal.  Another director and holder of more than 10% of the Company’s outstanding shares purchased a 20% participation in the ASW Loan from the New Lender.  In November 2012, the terms of the ASW Loan were further amended effective December 1, 2012 (the “December 2012 Amendment”).  The maturity of the ASW Loan has been extended by five years to December 1, 2017.  From December 1, 2012, the ASW Loan bears interest monthly at 8.5% per annum.  No payments of principal are required until maturity except that on a quarterly basis AMREP Southwest is required to make principal payments in an amount equal to 25% of the net cash from sales of land (as defined) it received in the prior quarter.  As additional security for the ASW Loan, the New Lender has received a pledge of the stock of AMREP Southwest’s wholly-owned subsidiary, Outer Rim Investments, Inc., and a first mortgage on the land AMREP Southwest owns in Rio Rancho, New Mexico that was not previously mortgaged to secure the ASW Loan.  Outer Rim Investments, Inc. owns approximately 12,000 acres of land in Sandoval County, New Mexico, largely comprised of scattered lots, which at present is not being actively offered for sale.  A sale transaction by AMREP Southwest of the newly mortgaged land for more than $50,000 or of any AMREP Southwest-owned land other than land zoned and designated as a residential classification for more than $100,000 requires the New Lender’s approval.  Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect.  The ASW Loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year.  The ASW Loan continues to contain a number of covenants and restrictions, including a requirement that AMREP Southwest maintain a cash reserve of not less than $500,000 in the control of the New Lender to fund interest payments and covenants requiring AMREP Southwest to maintain a minimum tangible net worth (as defined) and restricting AMREP Southwest from making any distributions or other payments to the Company beyond a stated management fee, which management fee AMREP Southwest is not currently paying to the Company.

Prior to December 1, 2012, the interest on the ASW Loan was at the fluctuating rate of reserve adjusted 30-day LIBOR (0.212% at October 31, 2012) plus 3.5%, but not less than 5%.  At October 31, 2012, the interest rate was 5% and the cash reserve was $529,000.  Prior to its purchase by the New Lender, the ASW Loan was secured by a mortgage on certain real property of AMREP Southwest with a book value of approximately $55,000,000, which mortgage remains in place in favor of the New Lender in addition to the new collateral that the New Lender received in connection with the December 2012 Amendment, and the terms of the ASW Loan included a requirement, eliminated by the December 2012 Amendment, that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan.

At October 31, 2012, the borrowers under both the Media Services Credit Facility and the ASW Loan were in compliance with the covenants of each facility.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of October 31, 2012 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$25,732	$139	$5,354	$272	$19,967
Operating leases and other	15,370	5,066	9,890	414	-
Total	$41,102	$5,205	$15,244	$686	$19,967

The Notes payable obligation is based on the renegotiated terms of the ASW Loan, which were effective on December 1, 2012.  Operating leases and other includes approximately (i) $3,000,000 for the possible required return of grant monies received from the State of Florida, (ii) $8,700,000 of accelerated pension funding as described above in the second paragraph under this Liquidity and Capital Resources section and (iii) $269,000 for the liability for uncertain tax positions and related accrued interest recorded in accordance with Accounting Standards Codification 740.  Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon various factors, including actual plan asset investment returns and discount rates applied.  Refer to Notes 8, 9, 11, 12, 16 and 17 to the consolidated financial statements included in the 2012 Form 10-K for additional information on long-term debt, other liabilities, pension contributions, taxes and commitments and contingencies.

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

Statement of Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases.  All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act.  In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”.  Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.  The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the accelerated funding of a portion of the Company’s defined benefit pension plan obligation, (ii) the Company’s ability to finance its future working capital and capital expenditure needs, (iii) the possible return of grant monies to the State of Florida and (iv) the material adverse effect in the event of the future loss of a specified material customer contract.  The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to the Anderson News, L.L.C., et al v. American Media, et al lawsuit, which is described in subdivision A of Item 3 of Part I of the 2012 Form 10-K and to the development in that case reported in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q filed September 13, 2012.  On September 24, 2012, Kable Distribution Services, Inc. filed its answer to the amended complaint denying all allegations of wrongdoing against it.  On October 9, 2012, the defendants filed a Petition for a Writ of Certiorari seeking review by the U.S. Supreme Court of the decision of the U.S. Second Circuit Court of Appeals vacating the U.S. District Court’s judgment granting the defendants’ motion to dismiss and denying the plaintiffs leave to file an amended complaint.  Discovery in the case has started.

Reference is made to the Nest, LLC arbitration, which is described in subdivision B of Item 3 of Part I of the 2012 Form 10-K.  In September 2012, the parties concluded the settlement of that proceeding, the agreement in principle for which was reported in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q filed September 13, 2012.

Reference is made to the Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC lawsuit, which is described in subdivision C of Item 3 of Part I of the 2012 Form 10-K.  In September 2012, an intermediate appellate court reversed the previous decision of the lower court denying the plaintiff’s request for a preliminary injunction restoring the plaintiff as Kable’s subdistributor while the lawsuit continues.  The defendants have appealed the intermediate appellate court’s action to the Puerto Rico Supreme Court and issuance of the preliminary injunction has been stayed pending the outcome of the appeal.

Item 6.    Exhibits

Exhibit No.	Description
3.2	By-Laws, as amended.
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2013.*
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_____________

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2012	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	By-Laws, as amended.
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2013.*
31.1	Certification of the chief executive officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the chief financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_____________

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.