Form 10-Q
period 2013-01-31
AMREP CORP.
filed 2013-03-15
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 2013

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of Shares of Common Stock, par value $.10 per share, outstanding at February 28, 2013 – 5,996,212.

AMREP CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets
January 31, 2013 (Unaudited) and April 30, 2012	1

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended January 31, 2013 and 2012	2

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Nine Months Ended January 31, 2013 and 2012	3

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2013 and 2012	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	21

Item 6. Exhibits	22

SIGNATURE	23

EXHIBIT INDEX	24

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands, except par value and number of shares)

	January 31, 2013	April 30, 2012
	(Unaudited)
ASSETS:
Cash and cash equivalents	$17,970	$27,847
Receivables, net:
Media Services operations	46,900	40,544
Real estate operations and corporate	47	55
	46,947	40,599

Real estate inventory	75,155	75,401
Investment assets, net	11,093	11,262
Property, plant and equipment, net	25,821	25,924
Intangible and other assets, net	14,561	13,980
Taxes receivable	165	-
Deferred income taxes, net	8,606	8,026
TOTAL ASSETS	$200,318	$203,039

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable, net and accrued expenses	$81,621	$85,720
Notes payable:
Due within one year	142	16,974
Due beyond one year	10,205	4,351
Due to related party – Due beyond one year (Note 7)	16,083	-
	26,430	21,325

Taxes payable	-	435
Other liabilities	3,184	3,237
Accrued pension cost	14,767	17,677
TOTAL LIABILITIES	126,002	128,394

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value;
Shares authorized – 20,000,000; 7,420,704 shares issued	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	66,429	66,758
Accumulated other comprehensive loss, net	(12,298)	(12,298)
Treasury stock, at cost; 1,424,492 shares	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	74,316	74,645
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$200,318	$203,039

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended January 31, 2013 and 2012
(Thousands, except per share amounts)

	2013	2012
REVENUES:
Media Services operations	$21,225	$21,419
Real estate land sales	525	-
Interest and other	2	5
	21,752	21,424
COSTS AND EXPENSES:
Real estate land sales (including indirect costs)	485	96
Operating expenses:
Media Services operations	17,569	18,254
Real estate selling and commissions	60	60
Other	395	353
General and administrative:
Media Services operations	2,063	2,312
Real estate operations and corporate	1,006	995
Interest expense	397	338
	21,975	22,408
INCOME (LOSS) BEFORE INCOME TAXES	(223)	(984)

PROVISION (BENEFIT) FOR INCOME TAXES	(226)	(668)
NET INCOME (LOSS)	3	(316)

RETAINED EARNINGS, beginning of period	66,426	68,705
RETAINED EARNINGS, end of period	$66,429	$68,389

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Nine Months Ended January 31, 2013 and 2012
(Thousands, except per share amounts)

	2013	2012
REVENUES:
Media Services operations	$62,079	$64,815
Real estate land sales	525	1,435
Interest and other	61	18
	62,665	66,268
COSTS AND EXPENSES:
Real estate land sales (including indirect costs)	668	398
Operating expenses:
Media Services operations	50,976	53,333
Real estate selling and commissions	171	199
Other	992	1,137
General and administrative:
Media Services operations	6,101	6,650
Real estate operations and corporate	3,184	3,041
Impairment of assets	169	-
Interest expense	1,038	1,055
	63,299	65,813
INCOME (LOSS) BEFORE INCOME TAXES	(634)	455

PROVISION (BENEFIT) FOR INCOME TAXES	(305)	(33)
NET INCOME (LOSS)	(329)	488

RETAINED EARNINGS, beginning of period	66,758	67,901
RETAINED EARNINGS, end of period	$66,429	$68,389

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$(0.05)	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,996	5,996

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2013 and 2012
(Thousands)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(329)	$488
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of assets	169	-
Depreciation and amortization	2,793	3,978
Non-cash credits and charges:
Pension accrual	1,412	941
Provision for doubtful accounts	(229)	(568)
Loss on disposition of assets, net	21	67
Changes in assets and liabilities:
Receivables	(6,119)	6,613
Real estate inventory and investment assets	246	(420)
Intangible and other assets	(408)	570
Accounts payable and accrued expenses	(5,115)	(6,761)
Taxes receivable and payable	(600)	(209)
Deferred income taxes and other long-term liabilities	(633)	1
Accrued pension cost	(4,322)	(797)
Total adjustments	(12,785)	3,415
Net cash provided by (used in) operating activities	(13,114)	3,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(745)	(761)
Acquisition of a business, net of cash acquired	(1,123)	-
Proceeds from the disposition of assets	-	12
Net cash used in investing activities	(1,868)	(749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	16,374	8,277
Principal debt payments	(11,269)	(10,306)
Net cash provided by (used in) financing activities	5,105	(2,029)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,877)	1,125
CASH AND CASH EQUIVALENTS, beginning of period	27,847	25,756

CASH AND CASH EQUIVALENTS, end of period	$17,970	$26,881

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,003	$1,024
Income taxes paid – net of refunds	$877	$173
Non-cash transactions:
Reclassification to investment assets from receivables	$-	$451

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nine Months Ended January 31, 2013 and 2012

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).  On December 31, 2012, a new Palm Coast subsidiary, FulCircle Media, LLC (“FulCircle”), acquired certain assets from a third party (see Note 12).  The results of this new subsidiary since December 31, 2012 are included in the Subscription Fulfillment Services business segment.

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2013 and 2012 are to the fiscal years ending April 30, 2013 and 2012 and all references to the third quarter and first nine months of 2013 and 2012 mean the fiscal three and nine month periods ended January 31, 2013 and 2012.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2012, which was filed with the SEC on July 26, 2012 (the “2012 Form 10-K”).

(2)	Receivables, Net

Receivables, net consist of the following accounts receivable (in thousands):

	January 31, 2013	April 30, 2012
Media Services operations:
Subscription Fulfillment Services	$14,192	$11,989
Newsstand Distribution Services, net of estimated returns	29,010	26,438
Product Services and Other	3,870	2,698
	47,072	41,125
Less allowance for doubtful accounts	(172)	(581)
	$46,900	$40,544

Real estate operations and corporate:
Mortgage notes and other receivables	$47	$55
	$47	$55

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $77,952,000 and $69,973,000 at January 31, 2013 and April 30, 2012.

(3)	Investment Assets, Net

Investment assets, net consist of the following (in thousands):

	January 31, 2013	April 30, 2012
Land held for long-term investment	$10,769	$10,769

Other	753	753
Less accumulated depreciation and reserves	(429)	(260)
	324	493
	$11,093	$11,262

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

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in thousands):
	January 31,	April 30,
	2013	2012
Land, buildings and improvements	$29,298	$29,624
Furniture and equipment	24,509	22,836
	53,807	52,460
Less accumulated depreciation	(27,986)	(26,536)
	$25,821	$25,924

(5)	Intangible and Other Assets, Net

Intangible and other assets, net consist of the following (in thousands):

	January 31, 2013		April 30, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$1,704	$1,693	$1,964	$1,905
Deferred order entry costs	1,275	-	1,320	-
Prepaid expenses	3,308	-	3,315	-
Customer contracts and relationships	16,749	7,561	15,000	6,612
Other	1,737	958	1,671	773
	$24,773	$10,212	$23,270	$9,290

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

(6)        Accounts Payable, Net and Accrued Expenses

Accounts payable, net and accrued expenses consist of the following (in thousands):

	January 31, 2013	April 30, 2012
Publisher payables, net	$71,572	$75,982
Accrued expenses	4,398	3,527
Trade payables	1,595	2,042
Other	4,056	4,169
	$81,621	$85,720

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $74,182,000 and $66,384,000 at January 31, 2013 and April 30, 2012.

(7)	Notes Payable

Notes payable consist of the following (in thousands):

	January 31, 2013	April 30, 2012
Credit facilities:
Media Services operations	$5,961	$-
Real estate operations	16,083	16,839
Other notes payable	4,386	4,486
	$26,430	$21,325

Media Services - Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides for a revolving credit loan and letter of credit facility, with availability within the facility’s limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  The facility’s original maturity date was May 12, 2013, but the lender and the borrowers entered into the First Amendment dated October 1, 2012 (the “First Amendment”) to the Media Services Credit Facility extending the term of the facility by one year to May 12, 2014.  In addition, the First Amendment revised certain covenants and reduced the facility’s borrowing limit from the original $20,000,000 to $15,000,000, in accordance with Media Services’ request.  Among the borrowers’ covenants in the Media Services Credit Facility is one requiring the borrowers to maintain a minimum fixed charge coverage ratio (as defined).  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services minimum fixed charge coverage ratio, as defined, being at least at a stated level, may also be used to provide payments on certain indebtedness due the borrowing group’s parent that is not a party to the Media Services Credit Facility.  At January 31, 2013, the borrowing availability under the Media Services Credit Facility was $11,374,000, and there was $5,961,000 outstanding against this availability.  The highest amount borrowed during the quarter and nine months ended January 31, 2013 was $6,770,000.

On December 31, 2012, the borrowers entered into the Second Amendment and Joinder (the “Second Amendment”) to the Media Services Credit Facility which, among other things, added as a borrower (the “New Borrower”) a newly organized Media Services company, FulCircle Media, LLC, that on that date acquired the business and certain assets of a privately owned company (see Note 12).  The Second Amendment contained the lender’s consent to the acquisition of the assets, along with a number of new terms, including specifying an interim ceiling on the collateral value of the New Borrower’s accounts receivable and the treatment for borrowing availability and fixed charge coverage ratio calculation purposes of a contingent additional purchase price payment.

The borrowers' obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  The interest rate on outstanding borrowings at January 31, 2013 was 3.20%.

Real Estate - AMREP Southwest had a bank loan scheduled to mature on September 1, 2012 that, at August 13, 2012, had an outstanding principal balance of $16,214,000.  The loan bore fluctuating interest at the annual rate of reserve adjusted LIBOR plus 3.5%, but not less than 5%, and required that a cash reserve of at least $500,000 be maintained with the lender to fund interest.  The loan was secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho, New Mexico having a book value of approximately $54,987,000 and required that the appraised value of the collateral be at least 2.5 times the outstanding principal.  The loan was subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent or the Company beyond a stated management fee.

On August 13, 2012, a company (the “New Lender”) owned by Nicholas G. Karabots, a significant shareholder of the Company who was then Vice Chairman of its Board of Directors, purchased the bank loan and agreed to extend its maturity to December 1, 2012 on substantially its existing terms to accord the parties time to negotiate a longer extension or for AMREP Southwest to identify a possible alternate financing source.  In August 2012, another director of the Company purchased a 20% participation in the loan from the New Lender.

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan.  At January 31, 2013, the outstanding principal of the loan was $16,083,000.  Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest at 8.5% per annum and is secured by its original collateral and by additional collateral comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale.  The total book value of the real property collateralizing the loan is approximately $73,212,000.  The loan may be prepaid in whole or in part, generally without penalty, and 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan.  No new borrowings are permitted under this facility.  The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan.

Other notes payable consist of a $4,347,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $39,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%.  The amount of Other notes payable due within one year totals $142,000.

(8)	Other Liabilities

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet.  The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds.  As of January 31, 2013, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed.  Palm Coast is currently in discussions with the State of Florida regarding a comprehensive approach to address the current and anticipated reduction of performance during the term of the Award Agreement.  The Company is unable to offer any assurance as to whether or when the award monies, in whole or in part, may have to be returned to the State of Florida.

(9)	Taxes

The Company recognized net tax benefits of $226,000 and $305,000 during the third quarter and first nine months of 2013, which included the impact of a reduction in unrecognized tax benefits pursuant to Accounting Standards Codification (“ASC”) 740 that totaled $85,000 and $53,000 for those periods.  Net tax benefits of $668,000 and $33,000 were recognized in the comparable periods of 2012 and included a similar reduction in liabilities related to previously unrecognized tax benefits that occurred in the third quarter and first nine months of 2012 and totaled $382,000 and $335,000 for those periods.  The difference between the tax benefits recognized in the third quarter and first nine months of both 2013 and 2012 and the amount that would be expected based upon the statutory rate was primarily attributable to the aforementioned reduction of liabilities related to unrecognized tax positions due to the expiration of the statute of limitations on certain prior year tax benefits.  The Company expects to utilize federal net operating loss carryforwards to offset current year taxable income, if any.

The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $58,000 and $66,000 for the nine months ended January 31, 2013 and for the year ended April 30, 2012.  As a result of either the expiration of statutes of limitations or the recognition and measurement considerations applicable to such benefits, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

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

The carrying amounts of cash equivalents, Media Services trade receivables and all trade payables approximate fair value because of the short maturities of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it reprices when market interest rates change.  The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $35,000 at January 31, 2013 and $54,000 at April 30, 2012 and was the approximate carrying amount at those dates.  At January 31, 2013 and April 30, 2012, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $18,347,000 and $4,839,000 compared with carrying amounts of $20,469,000 and $4,486,000.

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

(12)	Acquisition

On December 31, 2012, the Company, through a newly-formed wholly-owned subsidiary of Palm Coast, FulCircle, acquired the business and certain assets and assumed certain liabilities of FulCircle, Inc., a privately-held Colorado-based company engaged in the marketing strategy, call center service, product distribution and operational solutions businesses.  This acquisition of assets is expected to allow the Company’s Media Services business to move further into non-publishing relationships.

The consideration paid for the net assets was $1,833,000, which consisted of a $1,123,000 cash payment to the seller which was financed from working capital, $400,000 that was placed in escrow in accordance with the terms of the asset purchase agreement and a contingent purchase price payment liability of $310,000.  The contingent purchase price payment can be up to $1,000,000 depending on whether certain revenue targets are achieved by FulCircle during the 2013 calendar year.  The Company has estimated the fair value of the liability for the contingent payment as of the acquisition date to be $310,000, which is based the Company’s estimate of FulCircle achieving the revenue forecast for calendar year 2013.

The acquisition has been accounted for as a business combination.  The purchase price including the estimated contingent payment has been preliminarily applied as follows: Property, plant and equipment - $700,000, Intangible assets, customer contracts and relationships - $1,749,000, which is subject to measurement period adjustments, and Other liabilities - $616,000.   The results of operations of FulCircle have been included in the Subscription Fulfillment Services business segment in the accompanying consolidated financial statements since December 31, 2012.

(13)	Information About the Company’s Operations in Different Industry Segments

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and nine month periods ended January 31, 2013 and 2012 (in thousands):

	Subscription Fulfillment Services(d)	Newsstand Distribution Services	Product Services and Other	Real Estate Operations	Corporate and Other	Consolidated
Three months ended January 31, 2013 (a):
Revenues	$15,011	$2,169	$4,045	$595	$(68)	$21,752

Net income (loss)	109	184	179	(842)	373	3
Provision (benefit) for income taxes	67	(103)	106	(498)	202	(226)
Interest expense (income), net (b)	534	(357)	26	574	(380)	397
Depreciation and amortization	727	89	52	21	36	925
EBITDA (c)	$1,437	$(187)	$363	$(745)	$231	$1,099

Capital expenditures	$377	$43	$33	$-	$-	$453

Three months ended January 31, 2012 (a):
Revenues	$15,589	$2,213	$3,617	$70	$(65)	$21,424

Net income (loss)	(137)	19	55	(521)	268	(316)
Provision (benefit) for income taxes	(20)	(56)	21	(750)	137	(668)
Interest expense (income), net (b)	548	(379)	37	436	(304)	338
Depreciation and amortization	1,027	128	63	20	37	1,275
EBITDA (c)	$1,418	$(288)	$176	$(815)	$138	$629

Capital expenditures	$40	$-	$24	$-	$-	$64

Nine months ended January 31, 2013 (a):
Revenues	$43,069	$6,795	$12,215	$788	$(202)	$62,665

Net income (loss)	155	447	651	(2,594)	1,012	(329)
Provision (benefit) for income taxes	95	122	383	(1,444)	539	(305)
Interest expense (income), net (b)	1,595	(1,075)	83	1,558	(1,123)	1,038
Depreciation and amortization	2,174	283	166	61	109	2,793
Impairment of assets	-	-	-	169	-	169
EBITDA (c)	$4,019	$(223)	$1,283	$(2,250)	$537	$3,366

Capital expenditures	$468	$244	$33	$-	$-	$745

Nine months ended January 31, 2012 (a):
Revenues	$48,775	$7,112	$8,928	$1,648	$(195)	$66,268

Net income (loss)	911	203	33	(1,411)	752	488
Provision (benefit) for income taxes	614	169	8	(1,211)	387	(33)
Interest expense (income), net (b)	1,680	(1,107)	103	1,244	(865)	1,055
Depreciation and amortization	3,216	399	191	61	111	3,978
EBITDA (c)	$6,421	$(336)	$335	$(1,317)	$385	$5,488

Capital expenditures	$656	$68	$37	$-	$-	$761

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

(d)	The Subscription Fulfillment Services segment includes $611,000 of revenues and a $39,000 net loss from FulCircle business operations for the one month period ended January 31, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition
                and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses being operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”).  On December 31, 2012, a new Palm Coast subsidiary, FulCircle Media, LLC, acquired certain assets from a third party.  The results of this new subsidiary since December 31, 2012 are included in the

Subscription Fulfillment Services business segment.  The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the April 30, 2012 consolidated financial statements and accompanying notes.  Unless otherwise qualified, all references to 2013 and 2012 are to the fiscal years ending April 30, 2013 and 2012 and all references to the third quarter and first nine months of 2013 and 2012 mean the fiscal three and nine month periods ended January 31, 2013 and 2012.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2012 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2012 Form 10-K.  The Company did not adopt any accounting policy in the third quarter of 2013 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 2013, the Company had net income of $3,000, or $0.00 per share, compared to a net loss of $316,000, or $0.05 per share, for the third quarter of 2012.  For the first nine months of 2013, the Company had a net loss of $329,000, or $0.05 per share, compared to net income of $488,000, or $0.08 per share, for the same period of 2012.  The results for the first nine months of 2013 included a pre-tax, non-cash impairment charge of $169,000 ($107,000 after tax, or $0.02 per share), reflecting the write-down of a real estate investment asset during the first quarter of 2013.  Revenues were $21,752,000 and $62,665,000 in the third quarter and first nine months of 2013 compared to $21,424,000 and $66,268,000 for the same periods of the prior year.

Revenues from Media Services decreased from $21,419,000 and $64,815,000 for the third quarter and first nine months of 2012 to $21,225,000 and $62,079,000 for the same periods in 2013.  Magazine publishers are the principal customers of these businesses, and they have continued to be negatively impacted by increased competition from new media sources and weakness in the U.S. economy.  The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal.  As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations decreased from $15,589,000 and $48,775,000 for the third quarter and first nine months of 2012 to $15,011,000 and $43,069,000 for the same periods of 2013.  The 2013 numbers for the third quarter and first nine months also included one month of operations ($611,000 in revenues) from Palm Coast’s new FulCircle Media subsidiary, which acquired certain assets from a third party on December 31, 2012.  Revenues from Newsstand Distribution Services operations decreased from $2,213,000 and $7,112,000 for the third quarter and first nine months of 2012 to $2,169,000 and $6,795,000 for the same periods of 2013.  Revenues from Product Services and Other operations increased from $3,617,000 and $8,928,000 for the third quarter and first nine months of 2012 to $4,045,000 and $12,215,000 for the same periods of 2013, reflecting increases in both the product services business and the temporary staffing business.  Media Services operating expenses were $17,569,000 and $50,976,000 (82.8% and 82.1% of related revenues) for the third quarter and first nine months of 2013 compared to $18,254,000 and $53,333,000 (85.2% and 82.3% of related revenues) for the same periods in 2012.  The decrease in Media Services operating expenses for the third quarter of 2013 compared to the prior year period was primarily attributable to reduced (i) payroll and benefits ($387,000) and (ii) facilities and equipment expense, including depreciation, ($353,000), partially offset by increased supplies expense ($210,000).  The decrease in Media Services operating expenses for the nine month period of 2013 compared to the prior year period was primarily attributable to reduced (i) facilities and equipment expense, including depreciation, ($1,321,000) and (ii) payroll and benefits ($687,000).

General and administrative costs of Media Services operations were $2,063,000 and $6,101,000 (9.7% and 9.8% of Media Services revenues) for the third quarter and first nine months of 2013 compared to $2,312,000 and $6,650,000 (10.8% and 10.3% of Media Services revenues) for the same periods of 2012.  The decreases in both periods were primarily attributable to lower payroll and benefits.

Revenues from land sales at AMREP Southwest were $525,000 for the third quarter and first nine months of 2013 compared to zero and $1,435,000 for the same periods of 2012.  The 2013 third quarter revenues were attributable to one commercial lot sale that had a gross profit percentage of 28% before indirect costs.  The average gross profit percentage on land sales for the first nine months of 2012 was 91% before indirect costs.  For the third quarter and first nine months of 2013 and 2012, the Company’s land sales in Rio Rancho were as follows:

	Fiscal 2013			Fiscal 2012
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	-	$-	$-	-	$-	$-
Commercial	3.0	525	175	-	-	-
Total Developed	3.0	525	175	-	-	-
Undeveloped	-	-	-	-	-	-
Total	3.0	$525	$175	-	$-	$-
Nine months:
Developed
Residential	-	$-	$-	-	$-	$-
Commercial	3.0	525	175	4.2	748	178
Total Developed	3.0	525	175	4.2	748	178
Undeveloped	-	-	-	16.0	687	43
Total	3.0	$525	$175	20.2	$1,435	$71

AMREP Southwest’s results for the 2013 and 2012 periods were substantially lower than the Company experienced prior to fiscal 2009 in its principal market of Rio Rancho, New Mexico, due to the severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.    Revenues, gross profits and related gross profit percentages from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.

Real estate selling and commissions expenses were $60,000 and $171,000 for the third quarter and first nine months of 2013 compared to $60,000 and $199,000 for the same periods of 2012.  Other operating expenses increased $42,000 for the third quarter and decreased $145,000 for the first nine months of 2013 compared to the same periods of 2012, primarily due to a favorable adjustment in the third quarter of 2012 resulting from a successful appeal of 2011 tax valuations.  The reduced tax valuations then lowered the tax expense for the first nine months of 2013.

General and administrative costs of real estate operations and corporate were $1,006,000 and $3,184,000 for the third quarter and first nine months of 2013 compared to $995,000 and $3,041,000 for the same periods of 2012.  The increase in the both the three and nine month periods was primarily attributable to an increase in payroll and benefits resulting from changes in certain management positions.

The Company recognized net tax benefits of $226,000 and $305,000 during the third quarter and first nine months of 2013, which included the impact of a reduction in unrecognized tax benefits pursuant to Accounting Standards Codification (“ASC”) 740 that totaled $85,000 and $53,000 for those periods.  Net tax benefits of $668,000 and $33,000 were recognized in the comparable periods of 2012 and included a similar reduction in liabilities related to previously unrecognized tax benefits that occurred in the third quarter and first nine months of 2012 and totaled $382,000 and $335,000 for those periods.  The difference between the tax benefits recognized in the third quarter and first nine months of both 2013 and 2012 and the amount that would be expected based upon the statutory rate was primarily attributable to the aforementioned reduction of liabilities related to unrecognized tax positions due to the expiration of the statute of limitations on certain prior year tax benefits.  The Company expects to utilize federal net operating loss carryforwards to offset current year taxable income, if any.

The liabilities in the accompanying financial statements related to unrecognized tax benefits that would have an impact on the effective tax rate if these tax benefits were recognized were $58,000 and $66,000 for the nine months ended January 31, 2013 and for the year ended April 30, 2012.  As a result of either the expiration of statutes of limitations or the recognition and measurement considerations applicable to such benefits, the Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and its Media Services banking facility.  The Company's liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.  The Company’s Media Services businesses finance their operations in part through a revolving credit facility (defined below as the Media Services Credit Facility) that matures May 12, 2014.  These businesses also rely on cash flow from operations, and they are able to operate with negative working capital ($18,451,000 at January 31, 2013) primarily through liquidity provided by one material customer contract that expires June 2014.  A loss of this customer contract would have a material adverse effect on the Company.  AMREP Southwest finances its business from cash flow from operations, which has been minimal in recent years due to the poor conditions in its real estate markets, and from advances made to it by its parent.  AMREP Southwest has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings.

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

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location.  The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000.  Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet.  The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds.  As of January 31, 2013, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed.  Palm Coast is currently in discussions with the State of Florida regarding a comprehensive approach to address the current and anticipated reduction of performance during the term of the Award Agreement.  The Company is unable to offer any assurance as to whether or when the award monies, in whole or in part, may have to be returned to the State of Florida.

Cash Flows from Operating Activities

Receivables from Media Services operations increased from $40,544,000 at April 30, 2012 to $46,900,000 at January 31, 2013, primarily due to the effect of increased quarter-end billings at January 31, 2013 compared to April 30, 2012 and the timing of the collection of receivables.  Included in Media Services accounts receivable are receivables where a publisher bears the credit risk of non-collection of amounts due from customers to which the Company distributed the publisher's magazines.  Receivables subject to this arrangement totaled $20,307,000 at January 31, 2013 and $19,383,000 at April 30, 2012.

Real estate inventory was $75,155,000 at January 31, 2013 compared to $75,401,000 at April 30, 2012.  Inventory in the Company’s core real estate market of Rio Rancho, New Mexico decreased from $71,109,000 at April 30, 2012 to $70,863,000 at January 31, 2013.  The balance of real estate inventory consisted of properties in Colorado.  Investment assets decreased from $11,262,000 at April 30, 2012 to $11,093,000 at January 31, 2013 as a result of a $169,000 impairment charge recognized on an asset in Rio Rancho, New Mexico during the quarter ended July 31, 2012.

Accounts payable and accrued expenses decreased from $85,720,000 at April 30, 2012 to $81,621,000 at January 31, 2013, primarily from the timing of billings and payments due to publishers and vendors, as well as lower business volumes.

Cash Flows from Investing Activities

Capital expenditures totaled $745,000 for the first nine months of 2013 and $761,000 for the same period of 2012, primarily for facility and equipment upgrades for the Media Services businesses.

Cash Flows From Financing Activities

Media Services - Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides for a revolving credit loan and letter of credit facility, with availability within the facility’s limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable.  The facility’s original maturity date was May 12, 2013, but the lender and the borrowers entered into the First Amendment dated October 1, 2012 (the “First Amendment”) to the Media Services Credit Facility extending the term of the facility by one year to May 12, 2014.  In addition, the First Amendment revised certain covenants and reduced the facility’s borrowing limit from the original $20,000,000 to $15,000,000, in accordance with Media Services’ request.  Among the borrowers’ covenants in the Media Services Credit Facility is one requiring the borrowers to maintain a minimum fixed charge coverage ratio (as defined).  Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time.  Borrowings under the Media Services Credit Facility are being used for Media Services working capital needs and general business purposes and, subject to the Media Services minimum fixed charge coverage ratio, as defined, being at least at a stated level, may also be used to provide payments on certain indebtedness due the borrowing group’s parent that is not a party to the Media Services Credit Facility.  At January 31, 2013, the borrowing availability under the Media Services Credit Facility was $11,374,000, and there was $5,961,000 outstanding against this availability.  The highest amount borrowed during the quarter and nine months ended January 31, 2013 was $6,770,000.

On December 31, 2012, the borrowers entered into the Second Amendment and Joinder (the “Second Amendment”) to the Media Services Credit Facility which, among other things, added as a borrower (the “New Borrower”) a newly organized Media Services company, FulCircle Media, LLC, that on that date acquired the business and certain assets of a privately owned company.  The Second Amendment contained the lender’s consent to the acquisition of the assets, along with a number of new terms, including specifying an interim ceiling on the collateral value of the New Borrower’s accounts receivable and the treatment for borrowing availability and fixed charge coverage ratio calculation purposes of a contingent additional purchase price payment.

The borrowers' obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.  The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select.  Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3%, or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%).  Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition.  The interest rate on outstanding borrowings at January 31, 2013 was 3.20%.

Real Estate - AMREP Southwest had a bank loan scheduled to mature on September 1, 2012 that, at August 13, 2012, had an outstanding principal balance of $16,214,000.  The loan bore fluctuating interest at the annual rate of reserve adjusted LIBOR plus 3.5%, but not less than 5%, and required that a cash reserve of at least $500,000 be maintained with the lender to fund interest.  The loan was secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho, New Mexico having a book value of approximately $54,987,000 and required that the appraised value of the collateral be at least 2.5 times the outstanding principal.  The loan was subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent or the Company beyond a stated management fee.

On August 13, 2012, a company (the “New Lender”) owned by Nicholas G. Karabots, a significant shareholder of the Company who was then Vice Chairman of its Board of Directors, purchased the bank loan and agreed to extend its maturity to December 1, 2012 on substantially its existing terms to accord the parties time to negotiate a longer extension or for AMREP Southwest to identify a possible alternate financing source.  In August 2012, another director of the Company purchased a 20% participation in the loan from the New Lender.

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan.  At January 31, 2013, the outstanding principal of the loan was $16,083,000.  Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest at 8.5% per annum and is secured by its original collateral and by additional collateral comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale.  The total book value of the real property collateralizing the loan is approximately $73,212,000.  The loan may be prepaid in whole or in part, generally without penalty, and 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan.  No new borrowings are permitted under this facility.  The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan.

At January 31, 2013, the borrowers under both the Media Services Credit Facility and the AMREP Southwest loan from the New Lender were in compliance with the covenants of each facility.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual obligations as of January 31, 2013 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$26,430	$142	$6,213	$16,360	$3,715
Operating leases and other	17,513	14,365	2,271	677	200
Total	$43,943	$14,507	$8,484	$17,037	$3,915

Operating leases and other includes approximately (i) $3,000,000 for the possible required return of grant monies received from the State of Florida, (ii) $8,700,000 of accelerated pension funding as described above in the second paragraph under this Liquidity and Capital Resources section and (iii) $184,000 for the liability for uncertain tax positions and related accrued interest recorded in accordance with Accounting Standards Codification 740.  The table does not include the impact of the expiration of the material customer contract referred to above in the fourth sentence of the first paragraph of this Liquidity and Capital Resources section, should that contract not be renewed or extended.  Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon various factors, including actual plan asset investment returns and discount rates applied.  Refer to Notes 8, 9, 11, 12, 16 and 17 to the consolidated financial statements included in the 2012 Form 10-K for additional information on long-term debt, other liabilities, pension contributions, taxes and commitments and contingencies.

Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the 2012 Form 10-K and in Item 1A, Risk Factors in Part II of this Quarterly Report, which could materially affect the Company’s business, financial condition or future results, should be carefully considered.  The risks described in the 2012 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other persons whose certifications accompany this quarterly report, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  As a result of such evaluation, the chief financial officer and such other persons have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its chief financial officer and such other persons, as appropriate to allow timely decisions regarding disclosure.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Anderson News, L.L.C., et al v. American Media, et al lawsuit, which is described in subdivision A of Item 3 of Part I of the 2012 Form 10-K and to the developments in that case reported in Item 1 of Part II of the Company’s Quarterly Reports on Form 10-Q filed September 13, 2012 and December 12, 2012.  On September 24, 2012, Kable Distribution Services, Inc. filed its answer to the amended complaint denying all allegations of wrongdoing against it.  On January 7, 2013, the U.S. Supreme Court denied the defendants’ Petition for a Writ of Certiorari seeking review by the U.S. Supreme Court of the decision of the U.S. Second Circuit Court of Appeals vacating the U.S. District Court’s judgment granting the defendants’ motion to dismiss and denying the plaintiffs leave to file an amended complaint.  The case is proceeding before the U.S. District Court and discovery is continuing.

Item 1A.  Risk Factors

In addition to the other information set forth in this report and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the 2012 Form 10-K, the additional risk factors described below could also materially affect the Company’s business, financial condition or future results.  The risk factors discussed in Part I, “Item 1A. Risk Factors” in the 2012 Form 10-K and the additional risk factors described below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

The Company does not have a Chief Executive Officer.

On January 22, 2013, Theodore J. Gaasche, the Company’s President and Chief Executive Officer, resigned from those positions that he had held since August 2011.  No successor has been appointed or identified, and the Company may continue to operate without a Chief Executive Officer for the foreseeable future.  From January 1996 until August 2011, the Company also operated without a Chief Executive Officer.  Mr. Gaasche has been appointed as a member of the Board of Directors and Vice Chairman of the Board’s Executive Committee.  In the absence of a Chief Executive Officer, the Executive Committee is charged with the oversight of the Company’s business between Board meetings.  However, the Committee does not function as an executive officer.  Without a Chief Executive Officer, the Company does not have the benefit of the operational oversight and strategic leadership that a person in that position would normally provide, which may adversely affect the Company’s business and prospects.

The Company has a significant shareholder whose interests may conflict with those of other investors.

The Company has a significant shareholder, Nicholas G. Karabots, who reports that he, together with certain of his affiliates, owns approximately 36% of the Company’s outstanding common stock as of January 22, 2013.  Because of his significant voting power, this shareholder, who resigned as a member of the Company’s Board of Directors effective January 22, 2013, could influence the Company to make decisions that might run counter to the wishes of the Company’s other shareholders.  Additionally, Mr. Karabots may be able to influence the Company’s Board of Directors and management as he (including through companies that he controls) (i) is the employer of Theodore J. Gaasche, a director of the Company and Vice Chairman of the Executive Committee of the Company’s Board of Directors, (ii) has a commercial relationship with Lonnie Coombs (another member of the Company’s Board of Directors) who is also a director of a private company owned by Mr. Karabots, (iii) is the father-in-law of Michael P. Duloc, who is the President and Chief Executive Officer of the Company’s Media Services businesses and (iv) is the owner of Kappa Lending Group, LLC, a company that holds over $16,000,000 of debt of AMREP Southwest Inc.  In addition, a publishing company owned by Mr. Karabots is the largest customer of the Company’s Newsstand Distribution Services business, as well as a customer of its Subscription Fulfillment Services business.  As a result, Mr. Karabots may have business interests with respect to the Company that differ from or conflict with those of other holders of the Company’s common stock.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Third Amendment dated as of November 19, 2012 to the Loan Agreement dated December 17, 2009, among AMREP Southwest Inc. and Kappa Lending Group, LLC - Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2012.

10.2
Third Modification dated as of November 19, 2012 to the Promissory Note dated December 17, 2009, among AMREP Southwest Inc. and Kappa Lending Group, LLC - Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2012.

10.3
Second Amendment and Joinder dated as of December 31, 2012 to the Revolving Credit and Security Agreement dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as Agent and Lender – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2013.

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

Date: March 15, 2013	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Third Amendment dated as of November 19, 2012 to the Loan Agreement dated December 17, 2009, among AMREP Southwest Inc. and Kappa Lending Group, LLC - Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2012.

10.2
Third Modification dated as of November 19, 2012 to the Promissory Note dated December 17, 2009, among AMREP Southwest Inc. and Kappa Lending Group, LLC - Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 21, 2012.

10.3
Second Amendment and Joinder dated as of December 31, 2012 to the Revolving Credit and Security Agreement dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as Agent and Lender – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2013.

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