Form 10-K
period 2013-04-30
AMREP CORP.
filed 2013-07-16
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ x ]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended April 30, 2013
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

As of October 31, 2012, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $18,482,705. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 5, 2013, there were 7,195,454 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.                     Business

GENERAL

The Company* was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”). On December 31, 2012, a newly-formed wholly-owned subsidiary of Palm Coast, FulCircle Media, LLC (“FulCircle”), acquired certain assets from a third party. The results of this new subsidiary are included in the Subscription Fulfillment Services business since December 31, 2012. Information concerning industry segments is set forth in Note 19 of the notes to the consolidated financial statements included in this annual report on Form 10-K.

As of July 1, 2013, the Company employed approximately 1,200 full time employees, including approximately 370 temporary employees of the Company’s staffing business. The Company’s foreign sales and activities are not significant. Many of the amounts and percentages presented in this Part I have been rounded for convenience of presentation. All references in this Part I to 2013, 2012 and 2011 mean the Company’s fiscal years ended April 30, 2013, 2012 and 2011, unless otherwise qualified.

SUBSCRIPTION FULFILLMENT SERVICES, NEWSSTAND DISTRIBUTION SERVICES AND
PRODUCT PACKAGING AND FULFILLMENT SERVICES AND OTHER BUSINESSES

The Company (i) through its Palm Coast and FulCircle subsidiaries conducts its Subscription Fulfillment Services business in which it performs subscription fulfillment and related services for publishers and other customers, (ii) through its Kable Newsstand Distribution Services subsidiaries distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries, and (iii) through its Kable Product Packaging and Fulfillment Services and Staffing Resources subsidiaries, provides internet order processing and shipment for e-commerce retailers, packaging design, procurement and product fulfillment services and temporary staffing services. Total Media Services revenues were $82,105,000 for 2013.

Subscription Fulfillment Services

The Subscription Fulfillment Services business performs fulfillment and fulfillment-related activities, principally magazine subscription fulfillment services and ancillary services, and it accounted for approximately 70% of Media Services revenues in 2013. In the magazine subscription fulfillment services operation, Palm Coast maintains subscriber lists and databases, processes new orders, receives and accounts for payments, prepares and transmits to each publisher’s printer the labels or tapes containing the names and addresses of subscribers for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications for mailing, generates marketing and statistical reports, processes internet orders and prints forms and promotional materials. List services clients are primarily publishers for whom Palm Coast maintains client customer lists, selects names for clients who rent their lists, merges rented lists with a client’s lists to eliminate duplication for the client’s promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts. These services are performed for many clients, but some clients may only utilize certain of them. Although by far the largest number of magazine titles for which subscription fulfillment services are performed are consumer publications, Palm Coast also performs services for membership organizations, trade (business) publications and government agencies that utilize the broad capabilities of Palm Coast’s extensive database systems.

Palm Coast performs subscription fulfillment services for approximately 422 different magazine titles for approximately 96 clients and maintains databases of approximately 39 million active subscribers for its client publishers and membership organizations. In a typical month, Palm Coast produces or provides data

___________________
*As used herein, “Company” includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

for approximately 39 million mailing labels for its clients and also processes over 13 million pieces of outgoing mail for these clients.

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

FulCircle is engaged in the marketing strategy, call center service, product distribution and operational solutions businesses. The acquisition of these assets is expected to allow the Company’s Media Services business to move further into non-publishing relationships.

Newsstand Distribution Services

In its Newsstand Distribution Services business, Kable distributes over 450 publications for approximately 200 publishers. Among the titles are many special interest magazines, including various hobbyist, celebrity, puzzle, automotive, comics, women’s service and sports magazines. In a typical month, Kable distributes approximately 43 million copies of various titles to wholesalers. Kable coordinates the movement of the publications from its publisher clients to approximately 100 independent wholesalers in North America and to wholesalers in over 80 countries worldwide. The wholesalers in turn sell the publications to retail chains and independent retail outlets. All parties generally have full return rights for unsold copies. The Newsstand Distribution Services business accounted for approximately 11% of Media Services revenues in 2013.

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

Kable competes primarily with three other national distributors, each of which is larger than Kable. One of these competitors is affiliated with a magazine publishing company, and one is affiliated with one of the largest magazine wholesalers in North America. The competition for the distribution rights in this business is intense. In addition, over the past five years, there has been a major consolidation and reduction in the number of wholesalers to whom Kable distributes magazines arising from changes within the magazine distribution industry. During 2013, business with three wholesalers accounted for a major portion of the gross billings of the Newsstand Distribution Services business, which is common for the industry. Of Kable’s Newsstand Distribution Services aggregate accounts receivable at April 30, 2013, approximately 68% were due from these three wholesalers.

Product Packaging and Fulfillment Services and Other

Together, Kable’s Product Packaging and Fulfillment Services business offers an integrated approach to all forms of electronic and traditional commerce for consumer products manufacturers. Specifically, the business unit provides:

•	Design, procurement and assembly/packaging of retail packs and point-of-purchase displays;

•	Front-end processing, including customer data base management for one-time and subscription order programs;

•	Out-reach to consumers via e-commerce, direct mail and outbound phone services;

•	Order capturing via electronic mediums as well as traditional call center operations, mail capture and associated data entry;

•	Warehousing and pick/pack/ship functions for both business to business and business to consumer shipments; and

•	Billing as well as collection of payments tendered by credit cards, checks and cash.

As an adjunct to the Subscription Fulfillment Services business, the Product Packaging and Fulfillment Services business offers fulfillment services to their publishers, including shipment of premiums (free gifts) provided to subscribers, shipment of replacement copies of newly issued magazines or purchased copies of older editions and shipment and payment processing for product advertised for sale in their publishers’ magazines or associated web sites. The Product Packaging and Fulfillment Services business operates from a 191,000 square foot facility owned by the Company in Fairfield, Ohio, with an office in Mt. Morris, Illinois providing customer service, phone center, systems and accounting support.

Kable Staffing Resources (“Staffing Resources”) operates as a separate business which provides temporary employees to local companies in the Fairfield, Ohio area, including Kable’s Product Packaging and Fulfillment Services business. Many of its clients experience fluctuations in their businesses and therefore choose to use temporary employees from an agency rather than trying to manage the labor themselves. In this business, Staffing Resources hires and pays the employees it provides to its clients, and charges its clients a rate that includes its margin for providing this service. Both Product Packaging and Fulfillment Services and Staffing Resources operate in very competitive environments. Together, they accounted for approximately 19% of Media Services revenues in 2013.

REAL ESTATE OPERATIONS

The Company conducts its real estate business through AMREP Southwest, with these activities occurring primarily in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico. References below to Rio Rancho include the City and such adjoining areas.

Properties – Rio Rancho

Rio Rancho consists of 91,049 acres in Sandoval County near Albuquerque, of which approximately 74,100 acres have been platted into approximately 114,680 residential and commercial lots, approximately 16,500 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land. At April 30, 2013, approximately 91,000 of these residential and commercial lots had been sold by AMREP Southwest net of lots repurchased and those returned to AMREP Southwest by deeds in lieu of foreclosure. AMREP Southwest currently owns approximately 17,345 acres in Rio Rancho, of which approximately 4,410 acres are in several areas of contiguous properties which are being developed or are suitable for development, and approximately 2,000 acres are in areas with a high concentration of ownership, where AMREP Southwest owns more than 50% of the lots in the area. These high concentration areas are suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. The balance of the acreage owned is in scattered lots, where AMREP Southwest owns less than 50% of the lots in the area, that may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or that AMREP Southwest may offer for sale individually or in small groups.

Activities conducted or arranged by AMREP Southwest include the obtaining of necessary governmental approvals (“entitlements”), installation of utilities and necessary storm drains, and building or improving of roads necessary for land development. At Rio Rancho, AMREP Southwest develops both residential lots and sites for commercial and industrial use as demand warrants, and also secures entitlements for large development tracts for sale to homebuilders. The engineering work at Rio Rancho is performed by both AMREP Southwest employees and outside firms, but all development work is performed by outside contractors. AMREP Southwest personnel market land at Rio Rancho, both directly and through brokers. AMREP Southwest competes with other owners of land in the Rio Rancho and Albuquerque area that offer for sale developed and undeveloped residential lots and sites for commercial and industrial use.

The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 93,000 whose median age is 36 years. The city’s population grew by approximately 80% from calendar year 2000 through 2012. The city has completed significant construction projects within the last five years, including a City Center central business district with a 6,500 seat events center and a city hall, the University of New Mexico West campus at City Center, a Hewlett-Packard technical and customer support center, Central New Mexico Community College and two new hospitals, among others. These new projects and business relocations are anticipated to generate approximately 3,000 jobs in the Rio Rancho area over the next five years. Currently, major non-government employers include Intel Corporation, Hewlett-Packard, U.S. Cotton and customer care call centers of Bank of America, Alliance Data and Sprint PCS. As of March 2013, the City of Rio Rancho’s unemployment rate was 6.8%.

In Rio Rancho, AMREP Southwest sells both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. In the last three fiscal years, its land sales in Rio Rancho have been as follows:

	Acres Sold	Revenues	Revenues Per Acre (a)
2013:
Developed
Residential (b)	-	$120,000	$476,000
Commercial	3	525,000	175,000
Total Developed	3	645,000	215,000
Undeveloped	9	188,000	21,000
Total	12	$833,000	$69,000

2012:
Developed
Residential	-	$-	$-
Commercial	4	748,000	178,000
Total Developed	4	748,000	178,000
Undeveloped	100	1,141,000	11,000
Total	104	$1,889,000	$18,000

2011:
Developed
Residential	3	$1,031,000	$344,000
Commercial (c)	-	35,000	-
Total Developed	3	1,066,000	344,000
Undeveloped	19	714,000	38,000
Total	22	$1,780,000	$81,000

(a) Revenues per acre may not calculate precisely due to rounding of acres sold amounts and rounding to nearest thousand for revenues.
(b) Less than one half an acre of residential developed land was sold in 2013.
                            (c) Revenues recognized under the cost recovery method of sales for real estate. Acres sold were recognized in a prior period.

In connection with certain individual home site sales made prior to 1977 at Rio Rancho, New Mexico, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, AMREP Southwest is obligated to exchange a lot in an area then serviced by such utilities for the lot of the purchaser, without cost to the purchaser. AMREP Southwest has not incurred significant costs related to the exchange of lots.

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

The Company’s primary sources of funding for working capital requirements are cash flow from operations, the Company’s Media Services banking facility and working capital made available to the Company by customers. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. The Company’s Media Services businesses finance operations in part through a revolving credit facility that matures May 12, 2015 (the “Media Services Credit Facility”). AMREP Southwest finances its business from cash flow from operations, which has been minimal in recent years due to the poor conditions in its real estate markets, and from advances made to it by its parent. AMREP Southwest also has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings. If the Company’s Media Services businesses are unable to extend or renew on similar terms the Media Services Credit Facility that expires in May 2015, the Media Services businesses would be obligated to repay the outstanding balance of the Media Services Credit Facility; similarly, if AMREP Southwest is unable to extend or renew on similar terms the AMREP Southwest loan that is due in December 2017, AMREP Southwest would be obligated to repay the outstanding balance of the AMREP Southwest loan. If this occurs, the Company’s Media Services businesses or AMREP Southwest, as the case may be, may not be able to fund in full or refinance these obligations at such time absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding may not be available on acceptable terms or at all at such time. Any failure in this regard could have a material adverse effect on the Company’s business, financial condition and results of operations.

Similarly, the Company’s Media Services businesses have operated with negative working capital ($25,752,000 at April 30, 2013) primarily through liquidity provided by one significant customer contract that expires June 2014. The negative working capital of the Company’s Media Services businesses represents the net payment obligation due to this customer and certain other third parties. On May 26, 2013, the Company’s Newsstand Distribution Services business, which is part of the Company’s Media Services businesses, received notice that this customer contract would not be renewed upon its scheduled expiration in June 2014. The Company’s Newsstand Distribution Services business is evaluating its ability to pay the net payment obligation represented by the negative working capital ($19,086,000 as of April 30, 2013) upon expiration of the contract. The Company’s Newsstand Distribution Services business currently does not have sufficient capital to fund in full or refinance this obligation, and it may be unable to pay such amount and obtain other sources of working capital absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain capital to pay such obligation or to obtain other sources of working capital could have a material adverse effect on the Company’s business, financial condition and results of operations; these circumstances could also trigger a default under the Company’s Media Services Credit Facility. In addition, this customer contract represented approximately 8.6% of revenues for the Company’s Newsstand Distribution Services business for the year ended April 30, 2013 (or less than 1% of the Company’s consolidated revenues for that period), and the loss of this revenue following the expiration of the contract in June 2014 could have a material adverse effect on the Company’s Newsstand Distribution Services business, financial condition and results of operations.

Due to the Company’s holding company structure, it is dependent on its subsidiaries to distribute funds upstream to the parent company.

AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on distributions of funds from subsidiaries to pay expenses and fund operations. Because of the adverse conditions currently affecting AMREP Southwest, Media Services is presently the sole source of funding for the parent company’s operations, and the parent company in turn is supplying a substantial portion of the funding needed by AMREP Southwest. The continued availability of this funding is dependent upon the results of operations of Media Services and its continued compliance with the covenants in its revolving credit facility. The Company’s overall results of operations, future growth or both would be adversely affected if for any reason Media Services were unable to distribute sufficient funds to support the operations of the parent company and AMREP Southwest. If the cash available for distribution by Media Services were insufficient to fund the Company’s consolidated operations and the Company was not able to provide the funding needed by AMREP Southwest, the Company would be forced to seek either replacement financing or other sources of capital, such as by selling assets or issuing equity, which replacement financing or other sources of capital might not be available on acceptable terms (or at all).

The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum fixed charge coverage ratio, as defined. However, neither meeting a covenant’s requirement in the future nor obtaining relief from the lender if it is not met can be assured. At April 30, 2013, the borrowers were in compliance with the covenants of the Media Services Credit Facility. At April 30, 2013, the borrowing availability under the Media Services Credit Facility was $12,895,000, and there was $620,000 outstanding against this availability. The highest amount borrowed during the year ended April 30, 2013 was $6,770,000. Under the terms of the Media Services Credit Facility, in the event of any future non-compliance, the Media Services business would be barred from repaying indebtedness to or otherwise distributing funds to the parent company and the lender would be entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

The Company’s defined benefit pension plan is currently substantially underfunded and will require additional cash contributions, some of which are likely to be accelerated.

Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2013 by $13,805,000. Although the Company froze the pension plan effective March 1, 2004, so that from that date there would be no new participants in the plan and the existing participants’ future compensation would not affect their pension benefits, the plan remains underfunded. A key assumption underlying the actuarial calculations for the pension plan is an assumed annual investment rate of return of 8.0%. If the pension plan assets do not realize this expected rate of return, or if any other assumptions underlying the actuarial calculations are incorrect or are modified, the Company may be required to make contributions to the pension plan beyond current requirements, which could negatively impact the Company’s limited financial resources.

In addition, due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, have given the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of $11,688,000 of accrued pension-related obligations to the pension plan. In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012. The agreement also provided that if, before August 15, 2013, the Company is unable to pay the remaining $8,688,000 liability or adequately secure it with collateral acceptable to the PBGC, the Company would be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC. In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the pension plan. Although the Company is currently having discussions with the PBGC about a comprehensive restructuring of this $8,688,000 payment obligation, the Company is unable to offer any assurance that it will be able to discharge the pension plan funding obligation by August 15, 2013 or otherwise meet the PBGC’s requirements for securing or paying the undischarged amount, and the Company cannot offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief. In addition, the Company may become subject to additional acceleration of its remaining accrued pension-related obligations to the pension plan if the Company closes certain additional facilities and further reduces its work force. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse impact on the Company’s financial condition.

The Company has incurred significant historical losses and cannot assure shareholders that the Company will be profitable in the near term or at all.

The Company has incurred significant historical losses, including net losses of $2,838,000, $1,143,000 and $7,561,000 for the fiscal years ended April 30, 2013, 2012 and 2011, primarily due to highly competitive conditions in the Media Services businesses and the absence of meaningful real estate development and building activity after 2008 in the markets where AMREP Southwest owns real estate. The Company cannot assure shareholders that the economic or operating conditions affecting either of its principal businesses will improve or that the Company will return to profitability in the near term or at all.

Risks Related to the Company’s Media Services Operations

The introduction and increased popularity of alternative technologies for the distribution of news, entertainment and other information and the resulting shift in consumer habits and advertising expenditures from print to other media has adversely affected the Company’s Media Services operations.

Revenues in the Company’s Media Services operations are principally derived from services the Company performs for traditional publishers. Historically, a reduction in the demand for the Company’s newsstand distribution services due to lower sales of magazines at newsstands has often been at least partially offset by an increase in demand for the Company’s subscription fulfillment services as consumers affected by the reduction in newsstand distribution instead sought publications through subscription. However, technology changes, particularly digital technology used in the entertainment and media industries, continue to evolve rapidly, and advances in that technology have led to alternative methods for the distribution, storage and consumption of content such as that contained in the products distributed by the Company’s Media Services operations. These technological changes have driven and reinforced changes in consumer behavior as consumers increasingly seek control over when, where and how they consume content. For example, the distribution of news, entertainment and other information via the internet has become very popular, and consumers increasingly rely on electronic tablets and readers, personal computers, cellular phones and other electronic devices for such information. The resulting reduction in demand for traditional print media and the shift of advertising dollars from traditional print media to online media has adversely affected the publishing industry in general and has had a negative impact on both the Company’s Subscription Fulfillment Services and Newsstand Distribution Services businesses. The Company’s failure or inability to adapt to emerging technologies and changes in consumer behavior could have a significant adverse effect on the Company’s competitive position and its businesses and results of operations.

The Company’s operating results depend in part on successful research, development and marketing of new or improved services and data processing capabilities and could suffer if the Company is not able to continue to successfully implement new technologies.

The Company’s Media Services businesses operate in highly competitive markets that are subject to rapid change, and must therefore continue to invest in developing technologies and improving various existing systems in order to remain competitive. There are substantial uncertainties associated with the Company’s efforts to develop new technologies and services for the subscription fulfillment and newsstand distribution markets the Company serves, including the Company’s lack of financial resources. Particularly in the Subscription Fulfillment Services business, the Company would need to make substantial capital investments in order to convert the Company’s business to newer digital and internet-based technologies. Some of the Company’s competitors have already adjusted their businesses for the growing digital market and any improvements the Company makes may not be developed until it is too late to compete effectively. Additionally, the cost and expertise needed to develop these new digital and internet-based technologies may be prohibitive for the Company, and even if the Company makes significant investments in new information processing technologies and services in these or other areas, they may not prove to be profitable. The failure or inability to successfully develop or employ new technologies and services could have a material adverse effect on the Company’s competitive position and its businesses and results of operations. Even if these developments are profitable, the operating margins resulting from their application would not necessarily equal, or result in an improvement over, the Company’s historical margins.

The Company’s Media Services operations could face increased costs and business disruption from instability in the newsstand distribution channel.

The Company’s Newsstand Distribution Services business operates a national distribution business that relies on wholesalers to distribute magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business in the United States, and the Company extends credit to such wholesalers, whose credit worthiness and financial position may be affected by changes in economic or other external conditions. In recent years there has been instability in the wholesaler channel that has led to one major wholesaler abandoning the business and to certain disruptions to magazine distribution. In addition, another magazine wholesaler is in the process of restructuring itself after failing to timely meet its payment obligations to certain national distributors. The Company has reserved substantially all of the net accounts receivable due from this magazine wholesaler as an estimate for doubtful accounts, which resulted in a $2,000,000 charge to operations. There is the possibility of further consolidation among wholesalers, and the insolvency or non-payment of its obligations by one or more of these wholesalers would have a material adverse impact on the Company’s results of operations and financial condition. In addition, due to the significant concentration in the industry, should there be a disruption in the wholesale channel, it could impede the Company’s ability to distribute magazines to the retail marketplace.

The Company’s publisher customers face business pressures from reduced advertising revenues and increased costs for paper, printing and postal rates. These factors could have a negative effect on their operating income, and this in turn could negatively affect the Company’s Media Services operations.

An important source of revenue for the magazine publishing industry, the principal industry the Company serves, is advertising. As a result of the recent economic slowdown, there was a well-publicized reduction in advertising at all levels which caused a higher attrition rate of magazine titles than had been previously experienced. In addition, the Company’s publisher customers’ principal raw material is paper. Paper and printing prices have fluctuated over the past several years, and significant increases in paper prices could adversely affect a publisher customer’s operating income. Postage for magazine distribution and direct solicitation is another significant operating expense of the Company’s publisher customers, which primarily use the U.S. Postal Service to distribute their products. Any softness in advertising revenues or significant increases in paper costs, printing costs or postal rates that publishers are not able to offset could have a negative effect on their operating income and number of titles published, and this in turn could negatively affect the Company’s Media Services operations.

Almost all of the revenues of the Company’s Newsstand Distribution Services business are derived from sales made on a fully returnable basis, and an error in estimating expected returns could cause a misstatement of revenues for the period affected.

As is customary in the magazine distribution industry, almost all of the commission revenues of the Company’s Newsstand Distribution Services business are derived from sales made on a fully returnable basis, meaning that customers may return unsold copies of magazines for credit. From May 1, 2010 through April 30, 2013, customers ultimately returned for credit approximately 65% of the magazines the Company initially distributed. The Company recognizes commission revenues from the distribution of magazines at the time of delivery to the wholesalers, less a reserve for estimated returns that is based on historical experience and recent sales data on an issue-by-issue basis. Although the Company has the contractual right to return these magazines for offsetting credits from the publishers from whom the magazines are purchased, an error in estimating the percentage of returns at the end of an accounting period could have the effect of understating or overstating revenues in the period affected, which misstatement would have to be adjusted in a subsequent period when the actual return information becomes known.

Competitive pressures may result in a decrease in the Company’s Media Services revenues and profitability.

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

The Company’s business depends on the efficient and uninterrupted operation of its systems and communications capabilities, including the maintenance of customer databases for billing and label processing, and the Company’s magazine distribution order regulation system. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, the Company’s operations and financial results could be adversely affected. The Company’s systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. The Company has a disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. The Company’s business interruption insurance may not adequately compensate the Company for losses that may occur.

The Company depends on the internet to deliver some services, which may expose the Company to various risks.

Many of the Company’s operations and services, including order taking on behalf of customers and communications with customers and suppliers, involve the use of the internet. The Company is therefore subject to factors that adversely affect internet usage, including the reliability of internet service providers that from time to time may have operational problems and experience service outages or concentrated attacks from third parties seeking to disrupt commerce. Additionally, as the Company continues to increase the services it provides using the internet, the Company is increasingly subject to risks related to the secure transmission of confidential information over public networks. Failure to prevent security breaches of the Company’s networks or those of its customers, or a security breach affecting the internet in general, could adversely affect the Company’s results of operations.

The Company is subject to extensive rules and regulations of credit card associations.

The Company processes a large number of credit card transactions on behalf of its Subscription Fulfillment Services customers and is thus subject to the extensive rules and regulations of the leading credit card associations. The card associations modify their rules and regulations from time to time, and the Company’s inability to anticipate changes in such rules and regulations or in the interpretation or application thereof may result in substantial disruption to its business. In the event that the card associations or the sponsoring banks determine that the manner in which the Company processes certain credit card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which the Company processes credit card transactions, the Company may be subject to substantial penalties and fines and be forced to modify the manner in which it operates, which may increase costs, or to cease processing certain types of transactions altogether, any of which could have a negative impact on the Company’s business.

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

The growth and development of the market for internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although the Company’s compliance with applicable federal and state laws, regulations and industry guidelines has not to date had a material adverse effect on it, new laws and regulations may be introduced and modifications to existing laws may be enacted that require the Company to make changes to its business practices. Although the Company believes that its practices are in compliance with applicable laws, regulations and policies, if the Company were required to defend its practices against investigations of state or federal agencies or if the Company’s practices were deemed to violate applicable laws, regulations or policies, the Company could be penalized and some of its activities could be enjoined. Any of the foregoing could impact the Company’s ability to provide services, increase the cost of conducting online activities, decrease the demand for the Company’s services or lessen the Company’s ability to effectively market its services, or otherwise materially adversely affect its business, financial condition and results of operations.

The Company’s intangible assets, including customer contracts and relationships, are periodically subject to asset impairment tests for accounting purposes, which may result in the incurrence of non-cash impairment charges.

The Company periodically evaluates and reviews its intangible assets, including customer contracts and relationships, for impairment when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Any such impairment charge would be included in the Company’s results of operations. The uncertainty of revenue trends in the media services industry, any decline in the Company’s estimate of revenues recoverable from its customer contracts and relationships, the general decline in the magazine publishing industry, which represents the Media Services business’s primary customer base, the recent recession that impacted the U.S. economy and consumers and the uncertainty about the economy’s future may adversely impact the recoverability of the Company’s intangible assets, including customer contracts and relationships, which may result in non-cash impairment charges that could adversely affect the Company’s results of operations.

Risks Related to the Company’s Real Estate Operations

The Company’s real estate assets are concentrated in one market, Rio Rancho, New Mexico, so that the Company’s results of operations and future growth may be limited or affected by economic changes in that market.

Substantially all of the Company’s real estate assets are located in Rio Rancho, which is adjacent to Albuquerque, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions that occur in this region from time to time, including regional economic contraction due to, among other things, the failure or downturn of key industries and employers. The Company’s results of operations, future growth or both may be further adversely affected if the regional demand for residential and commercial real estate remains at the current historically low levels due to the prolonged severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas. Land sales have declined from 1,051 acres sold by the Company in fiscal 2007 to 12 acres sold in fiscal 2013, as builders have slowed the pace of building on developed lots previously purchased from the Company in Rio Rancho and delayed or cancelled the purchase of additional developed lots.

A downturn in the business of Rio Rancho’s largest employer may adversely affect the Company’s real estate development business there.

Intel Corporation (“Intel”) is the largest employer in Rio Rancho and operates a large semiconductor manufacturing facility there. Although Intel has made substantial investments in the Rio Rancho plant in recent years, the number of employees and on-site contractors at the plant fluctuates with the demand for the products produced at the plant. If

Intel’s presence in Rio Rancho were to diminish for any reason, such as in response to a downturn in its semiconductor manufacturing business or as a result of the relocation of its operations conducted there to another location, the Rio Rancho real estate market and the Company’s land development business would likely be adversely affected.

As Rio Rancho’s population continues to grow, the Company’s land development activities in that market may be subject to greater limitations than they have been historically.

When the Company acquired its core real estate inventory in Rio Rancho nearly 50 years ago, the area was not developed and had a small population. As of April 30, 2013, Rio Rancho was the third largest city in New Mexico with a population of approximately 93,000. As Rio Rancho’s population continues to grow, the Company may be unable to engage in development activities comparable to those the Company has engaged in historically. Local community or political groups may oppose the Company’s development plans or require modification of those plans, which could cause delays or increase the cost of the Company’s development projects. In addition, zoning density limitations, “slow growth” provisions or other land use regulations implemented by state, city or local governments could further restrict the Company’s development activities or those of its homebuilder customers, or could adversely affect financial returns from a given project, which could adversely affect the Company’s results of operations.

Much of the Company’s remaining Rio Rancho real estate is not in contiguous properties, which may adversely affect the Company’s ability to sell lots at levels comparable with the levels it experienced prior to the 2008 sales downturn.

Of the approximately 17,345 acres in Rio Rancho that the Company owned at April 30, 2013, approximately 4,410 acres were in several areas of contiguous properties that are being developed or are suitable for development, and approximately 2,000 acres were in areas with a high concentration of ownership, where the Company owns more than 50% of the lots in the area, suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. The balance is in scattered lots, where the Company owns less than 50% of the lots in the area, which may require the purchase of a number of adjoining lots to create tracts suitable for development or that the Company may offer for sale individually or in small groups. As the Company’s land sales continue and the number of the Company’s contiguous and highly concentrated lots diminishes, the Company’s ability to continue to be in a position to sell lots and generate land sale revenues at satisfactory levels may be adversely affected, which would have an adverse effect on the Company’s results of operations.

The Company’s real estate assets are diminishing over time, meaning long-term growth in the Company’s real estate business will require the acquisition of additional real estate assets, possibly by expanding into new markets.

Substantially all of the Company’s real estate revenues are derived from sales of its core inventory in Rio Rancho, New Mexico. This property was acquired nearly 50 years ago, and each time the Company develops and sells real estate to customers in Rio Rancho, these real estate assets diminish. As of April 30, 2013, the Company owned approximately 17,345 acres in Rio Rancho out of an original purchase of approximately 91,000 acres. The continuity and future growth of the Company’s real estate business, if the Company pursues such growth, will require that the Company acquire new properties in or near Rio Rancho or expand to other markets to provide sufficient assets to support a meaningful real estate development business. While the Company owns two properties in Colorado, the Company has not for many years made any significant attempt to identify a development opportunity similar to the one the Company has undertaken in Rio Rancho and has no current plans to do so. If the Company does not acquire new real estate assets, its real estate holdings will continue to diminish, which will adversely affect the Company’s ability to continue its real estate operations.

The Company may not be able to acquire properties or develop them successfully.

If the Company elects to pursue and is able to identify real estate development opportunities outside of Rio Rancho, the success of the Company’s real estate business will depend in large part upon its ability to acquire additional properties on satisfactory terms and to develop them successfully. If the Company is unable to do so, its results of operations could be adversely affected.

The acquisition, ownership and development of real estate are subject to many risks that may adversely affect the Company’s results of operations, including risks that:

•	the Company may not be able to acquire a desired property because of competition from other real estate developers or investors who may have greater capital or better access to cash than the Company;

•	the Company may not be able to obtain or renew financing on acceptable terms, or at all;

•	an adverse change in market conditions during the interval between acquisition and sale of a property may result in a lower than originally anticipated profit;

•	the Company may underestimate the cost of development required to bring an acquired property up to standards established for the market position intended for that property;

•
acquired properties may be located in new markets where the Company may face risks associated with a lack of market knowledge or understanding of the local economy, a lack of business relationships in the area or unfamiliarity with local governmental and permitting procedures; and

•	the Company may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into the Company’s existing operations.

In addition, the Company currently has approximately 450 developed lots available for sale in Rio Rancho. Development activities performed in connection with real estate sales include obtaining necessary governmental approvals, acquiring access to water supplies, installing utilities and necessary storm drains and building or improving roads. The development of additional lots for sale in Rio Rancho will require additional financing or other sources of funding, which may not be available. If the Company is unable to obtain such financing, its results of operations could be adversely affected.

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

Competition from other developers and land owners may adversely affect the Company’s ability to sell lots and generate land sale revenues at satisfactory levels.

The real estate business is highly competitive and fragmented. The Company competes with many developers and land owners of varying sizes ranging from local to national level businesses to complete land transactions. These developers and land owners may have greater financial, marketing, sales and other resources than those of the Company. The potential parties interested in the Company’s land holdings are primarily residential and commercial developers and commercial businesses and competition for these transactions is based on, among other things, price, location, land use, optionality of land use, and other development activities in the surrounding area. Given the geographic concentration of the Company’s real estate assets in Rio Rancho, which is adjacent to Albuquerque, New Mexico, the Company is subject to competition from land development in these areas. Three large real estate parcels not owned by the Company are under development in Albuquerque and Rio Rancho that will result in additional competition for the sale of the Company’s developed lots. Competition with other developers and land owners in Rio Rancho and Albuquerque may adversely affect the Company’s ability to sell lots and generate land sale revenues at satisfactory levels, which would have an adverse effect on the Company’s results of operations.

The Company is subject to substantial legal, regulatory and other requirements regarding the development of land, including obtaining government approvals, which may be delayed or denied, and therefore the Company may encounter difficulties in obtaining entitlements on a timely basis, which could limit its ability to sell land.

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

Various laws and regulations impose liability on real property owners and operators for the costs of investigating, cleaning up and removing contamination caused by hazardous or toxic substances at a property. In the Company’s role as a property owner or developer, the Company could be liable for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether the Company knew of, or was responsible for, the presence of the hazardous or toxic substances. If the Company fails to disclose environmental issues, it could also be liable to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred by the government in connection with the contamination. If the Company incurs any such liability that is material, its results of operations and financial position could be materially adversely affected.

Increases in taxes or governmental fees may increase the Company’s costs. Also, adverse changes in tax laws could reduce customer demand for land for commercial and residential development.

Increases in real estate taxes and other local governmental fees, such as fees imposed on developers to fund schools, open space and road improvements or to provide low and moderate income housing, would increase the Company’s costs and have an adverse effect on the Company’s operations. Municipal and state resources have been particularly strained as a consequence of the economic downturn that began in 2008 and as a result, many governmental entities have adopted significant tax increases. The Company cannot control these tax increases and may not be able to pass such increased costs on to purchasers, particularly as it generally holds properties for many years. In addition, further increases in local real estate taxes or changes in income tax laws that would reduce or eliminate tax deductions or incentives related to real estate would increase the Company’s expenses and could adversely affect homebuilders’ potential customer demand and could adversely affect the Company’s future land sales to those homebuilders.

Unless the City of Rio Rancho supplements its current water supply, development of the Company’s remaining Rio Rancho land may be adversely affected.

All of the Company’s future Rio Rancho land development will require water service from the City of Rio Rancho or from another source. While the city has not denied any development in the past due to a shortage of water supply, it has expressed concerns that its current water supply cannot support growth indefinitely. Although the city is currently pursuing various methods to supplement its water supply, if it is unsuccessful, development of the Company’s remaining Rio Rancho land could be restricted or adversely affected.

Real estate is a cyclical industry, and the Company’s results of operations could be adversely affected during cyclical downturns in the industry.

During periods of economic expansion, the real estate industry typically benefits from an increased demand for land. In contrast, during periods of economic contraction, the real estate industry is typically adversely affected by a decline in demand for land. For example, increased rates of residential mortgage defaults that began in early calendar 2007 led to significant losses for the companies holding such mortgages and contributed to a severe and continuing downturn in the residential housing market. Further, real estate development projects typically begin, and financial and other resources are committed, long before such projects come to market, which could be during a time when the real estate market is depressed. There can be no assurance that an increase in demand or an economic expansion will occur or be sustained in the Rio Rancho market, where the Company’s core real estate business is based and operates, or in any new market into which the Company may expand its real estate operations. Any of the following (among other factors, including those mentioned elsewhere in these Risk Factors) could cause a general decline in the demand for residential or commercial real estate which, in turn, could contribute to a downturn in the real estate development industry that could have an adverse effect on the Company’s results of operations:

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

Changing credit conditions may adversely affect companies in the real estate industry, which rely upon credit in order to finance their purchases of land from the Company.

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

The real estate that the Company holds is periodically the subject of third party appraisals used for accounting purposes, which may result in the incurrence of non-cash impairment charges.

The Company recently received third party appraisals of real estate inventory that had been sold but was subsequently repossessed (“take-back lots”). When repossessed, take-back lots are initially taken into inventory at fair market value less estimated costs to sell, and subsequently evaluated for impairment. The recently received appraisals resulted in the carrying value of certain take-back lots located in Rio Rancho being adjusted from $4,779,000 to fair value of $3,437,000 resulting in a pre-tax impairment charge of $1,342,000, which has been included in the results of operations for the fourth quarter of 2013. Changes in economic and other external market conditions may further adversely impact the fair market value of the Company’s real estate inventory, which could lead to additional impairment charges that could adversely affect the Company’s results of operations.

A number of contracts for individual Rio Rancho home site sales made prior to 1977 require the Company to exchange land in an area that is serviced by utilities for land in areas where utilities are not installed.

In connection with certain individual home site sales made prior to 1977 at Rio Rancho, New Mexico, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, the Company is obligated to exchange a lot in an area then serviced by such utilities for the lot of the purchaser, without cost to the purchaser. Although this has not been the case in the past, if the Company were to experience a large number of requests for such exchanges in the future, its results of operations could be adversely impacted.

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

Land investments are generally illiquid, and the Company may not be able to sell its properties when it is economically or otherwise important to do so.

Land investments generally cannot be sold quickly, and the Company’s ability to sell properties has been and may continue to be affected by market conditions. The Company may not be able to diversify concentration risk or vary its portfolio quickly in response to economic or other conditions. The Company’s ability to pay down debt, reduce interest costs and acquire properties is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the deadlines the Company has established for each property.

Other Risks

The Company may engage in future acquisitions and may encounter difficulties in integrating the acquired businesses, and, therefore, may not realize the anticipated benefits of the acquisitions in the time frames anticipated, or at all.

From time to time, the Company may seek to grow through strategic acquisitions intended to complement or expand one or more of its businesses or to enable the Company to enter a new business. The success of these transactions will depend in part on the Company’s ability to integrate the systems and personnel acquired in these transactions into its existing business without substantial costs, delays or other operational or financial problems. The Company may encounter difficulties in integrating acquisitions with the Company’s operations or in separately managing a new business. Furthermore, the Company may not realize the degree of benefits that the Company anticipates when first entering into a transaction, or the Company may realize benefits more slowly than it anticipates. Any of these problems or delays could adversely affect the Company’s results of operations.

The Company does not have a Chief Executive Officer.

On January 22, 2013, Theodore J. Gaasche, the Company’s President and Chief Executive Officer, resigned from those positions which he had held since August 2011. No successor has been appointed or identified, and the Company may continue to operate without a Chief Executive Officer for the foreseeable future. From January 1996 until August 2011, the Company also operated without a Chief Executive Officer. Following his resignation as President and Chief Executive Officer, the Company’s board of directors elected Mr. Gaasche as a member of the board of directors and Vice Chairman of the Executive Committee of the board of directors. In the absence of a Chief Executive Officer, the Executive Committee is charged with the oversight of the Company’s business between meetings of the board of directors. However, the Executive Committee does not function as an executive officer. Without a Chief Executive Officer, the Company does not have the benefit of the operational oversight and strategic leadership that a person in that position would normally provide, which may adversely affect the Company’s business and prospects.

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

In addition, there can be no assurance that the Company’s internal control systems and procedures, or any future acquisitions and their respective internal control systems and procedures, will not result in or lead to a material weakness in the Company’s internal controls, or that the Company or its independent registered public accounting firm will not identify a material weakness in the Company’s internal controls in the future. If the Company’s internal controls over financial reporting are not considered adequate, the Company’s financial statements could become incorrect or misleading and the Company may experience a loss of public confidence, which could subject the Company to liability and have an adverse effect on the Company’s business and the price of the Company’s common stock.

Further, deficiencies or weaknesses that the Company has not yet identified could emerge and the identification and correction of those deficiencies or weaknesses could have an adverse effect on the Company’s results of operations.

The Company’s quarterly and annual operating results can fluctuate significantly.

The Company has experienced, and is likely to continue to experience, significant fluctuations in its quarterly and annual operating results, which may adversely affect the Company’s stock price. Future quarterly and annual operating results may not align with past trends as a result of numerous factors, including many factors that result from the unpredictability of the nature and timing of land sales, the variability in gross profit margins and competitive pressures.

Changes in the Company’s income tax estimates could affect profitability.

In preparing the Company’s consolidated financial statements, significant management judgment is required to estimate the Company’s income taxes. The Company’s estimates are based on its interpretation of federal and state tax laws and regulations. The Company estimates actual current tax due and assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. Adjustments may be required by a change in assessment of the Company’s deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities and changes in tax laws. To the extent adjustments are required in any given period, the Company will include the adjustments in the tax provision in its financial statements. These adjustments could have an adverse effect on the Company’s financial position, cash flows and results of operations.

The price of the Company’s common stock in recent years has been volatile and has been subject to above average selling pressure from time to time. This may make it difficult for shareholders to sell the Company’s common stock, and the sale of substantial amounts of the Company’s common stock could adversely affect the price of the Company’s common stock.

The market price for the Company’s common stock varied between a high of $15.77 and a low of $4.80 per share between May 1, 2010 and April 30, 2013. This volatility may make it difficult for a shareholder to sell the Company’s common stock, and the sale of substantial amounts of the Company’s common stock could adversely affect the price of the common stock. The Company believes the price of its common stock has been adversely affected from time to time by above average selling pressure created by institutions that have received charitable gifts of the Company’s common stock and engaged in selling programs to liquidate such positions. From October 3, 2011 to May 17, 2013, the Company’s largest shareholder, Nicholas Karabots, has donated shares he has beneficially owned representing approximately 24% of the Company’s outstanding common stock to such institutions. The stock price may continue to be volatile and subject to significant price fluctuations in response to market and other factors (including those mentioned elsewhere in these Risk Factors), and:

•	variations in the Company’s quarterly and annual operating results, which could be significant;

•	material announcements by the Company or the Company’s competitors;

•	sales of a substantial number of shares of the Company’s common stock; and

•	adverse changes in general economic or market conditions.

In addition to the factors discussed above, the Company’s common stock is often thinly traded. As a result large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that four of the Company’s shareholders beneficially own a substantial majority of the outstanding common stock. The average trading volume in the Company’s common stock on the New York Stock Exchange over the ten-day trading period ending on April 30, 2013 was approximately 10,100 shares per day. This thin trading market, when combined with additional selling pressure, including selling by institutions that receive charitable gifts as described above, can result in overall negative stock price and trading trends, which can last as long as the additional selling pressure continues. Further, there have been, from time to time, significant “short” positions in the Company’s common stock, consisting of borrowed shares sold, or shares sold for future delivery, which may not have been borrowed. Any attempt by the short sellers to liquidate their positions over a short period of time could cause significant volatility in the price of the Company’s common stock.

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

The Company has a significant shareholder, Nicholas G. Karabots, who, together with certain of his affiliates, beneficially owns 34.8% of the Company’s outstanding common stock. Because of his significant voting power, this shareholder, who resigned as a member of the Company’s board of directors effective January 22, 2013, could influence the Company to make decisions that might run counter to the wishes of the Company’s other shareholders. Additionally, Mr. Karabots may be able to influence the Company’s board of directors and management as he (including through companies that he controls) (i) is the employer of Theodore J. Gaasche, a director on the Company’s board of directors and Vice Chairman of the Executive Committee of the Company’s board of directors, (ii) has a commercial relationship with Lonnie A. Coombs (another member of the Company’s board of directors) who is also a director of a private company owned by Mr. Karabots, (iii) is the father-in-law of Michael P. Duloc, who is the President and Chief Executive Officer of the Company’s Media Services businesses and (iv) is the owner of Kappa Lending Group, LLC, a company that holds $16,007,000 of debt of AMREP Southwest, and which could exert substantial additional control over AMREP Southwest and the Company in the event of certain future breaches or defaults concerning such debt. In addition, a publishing company owned by Mr. Karabots is the largest customer of the Company’s Newsstand Distribution Services business, as well as a customer of the Company’s Subscription Fulfillment Services business. For its fiscal years ended April 30, 2012, the Company’s revenues from the newsstand distribution and fulfillment services it provided to Mr. Karabots’ publishing company amounted to $1,545,000, which was approximately 1.8% of the Company’s consolidated revenues for that period. For its fiscal years ended April 30, 2013, the Company’s revenues from the newsstand distribution and fulfillment services it provided to Mr. Karabots’ publishing company amounted to $1,458,000, which was approximately 1.8% of the Company’s consolidated revenues for that period. As a result, Mr. Karabots may have business interests with respect to the Company that differ from or conflict with the interests of other holders of the Company’s common stock.

Although the Company has paid dividends in the past, no dividends have been paid since 2008; the Company has no regular dividend policy and can give no assurance of any future dividends.

The Company has not paid any cash dividends on its common stock since fiscal year 2008. The board of directors has stated that it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, and capital requirements and other needs. No assurance is given that there will be any such future dividends declared.

Certain provisions of Oklahoma law and the Company’s organizational documents may impede or discourage a takeover, which may have a limiting effect on the market price of the Company’s common stock.

The Company is an Oklahoma corporation and the anti-takeover provisions of its certificate of incorporation and of Oklahoma law generally prohibit the Company from engaging in “business combinations” with an “interested shareholder,” as those terms are defined therein, unless the holders of at least two-thirds of the Company’s then outstanding common stock approve the transaction. Consequently, the concurrence of the Company’s significant shareholder, Mr. Karabots and his affiliates, is needed for any third party (other than Mr. Karabots and his affiliates) to acquire control of the Company, even if a change in control would be beneficial to the Company’s other shareholders. In addition to this restriction, some other provisions of the Company’s certificate of incorporation and by-laws may discourage certain acts that would involve the Company undergoing a fundamental change. For example, the Company’s certificate of incorporation and its by-laws contain certain provisions that:

•	classify the Company’s board of directors into three classes, each of which serves for a term of three years, with one class being elected each year; and

•	prohibit shareholders from calling a special meeting of shareholders.

Because the Company’s board of directors is classified and the Company’s certificate of incorporation and by-laws do not otherwise provide, Section 1027 of the Oklahoma General Corporation Act permits the removal of any member of the board of directors only for cause.

These factors could impede a merger, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer for the Company’s common stock, which could have a limiting effect on the market price of the Company’s common stock.

Item 1B.                  Unresolved Staff Comments

Not applicable.

Item 2.                     Properties

The Company’s executive offices are located in approximately 2,600 square feet of leased space in an office building in Princeton, New Jersey. The Company’s Subscription Fulfillment Services operation is located in six owned or leased facilities in Palm Coast, Florida and two locations in Colorado comprising approximately 258,000 square feet of space. The Company’s Newsstand Distribution Services and Product Packaging and Fulfillment Services and Other businesses are primarily located in nine owned or leased facilities comprising approximately 321,000 square feet of space, with an executive office located in New York City and other principal locations being in Mt. Morris, Illinois and Fairfield, Ohio. Real Estate operations are based in approximately 4,900 square feet of leased space in an office building in Rio Rancho, New Mexico. In addition, other real estate inventory and investment properties are described in Item 1. The Company believes its facilities are adequate for its current requirements.

Item 3.                     Legal Proceedings

In March 2009, a civil action was commenced against the Company’s wholly-owned subsidiary in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al. Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines. Anderson has alleged that magazine publishers and distributors, including the Company’s subsidiary, Kable Distribution Services, Inc. (“Kable Distribution”), conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort. Anderson has asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy. Damages have not been quantified, but would presumably be alleged to be substantial. Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel. The amended complaint in the lawsuit was filed on September 7, 2012. On September 24, 2012, Kable Distribution filed its answer to the amended complaint denying all allegations of wrongdoing against it. Discovery in the case is continuing. Kable Distribution is vigorously defending the lawsuit. The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses.

On July 11, 2011, Kable Distribution was served with a summons and complaint in a lawsuit entitled Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC brought in the Tribunal de Primera Instancia, Sala de San Juan, in Puerto Rico. Kable Distribution’s co-defendant, Island Periodicals Puerto Rico, LLC, is a sub-distributor of magazines for Kable Distribution in Puerto Rico, a position formerly held by plaintiff. In the lawsuit, plaintiff has alleged that the termination by Kable Distribution of plaintiff’s former sub-distributorship arrangement with Kable Distribution was in breach of a contract between them, and therefore in violation of Puerto Rico Law 75, a statute that provides remedies to a dealer in property for the unjustified termination of its dealership arrangement. Plaintiff is seeking damages from Kable Distribution in the amount of $2,000,000 and injunctive relief. In September 2012, an intermediate appellate court reversed the previous decision of the lower court denying the plaintiff’s request for a preliminary injunction restoring the plaintiff as Kable Distribution’s subdistributor while the lawsuit continues. The defendants have appealed the intermediate appellate court’s action to the Puerto Rico Supreme Court and issuance of the preliminary injunction has been stayed pending the outcome of the appeal. Kable Distribution’s co-defendant has agreed to indemnify it against the claims asserted by plaintiff. Kable Distribution is vigorously defending the lawsuit. The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses or whether the co-defendant will be able to indemnify the Company.

On March 29, 2013, Kable Distribution, Kable Media Services, Inc. and Kable News Company, Inc. (collectively, the “Kable Patent Defendants”) were named in the fourth amended complaint for patent infringement in the United States District Court for the District of Utah, Central Division in a lawsuit entitled Etagz, Inc. v. Berkeley Publications, Inc., et al. On April 1, 2013, the Kable Patent Defendants were notified that they had been named as defendants in the lawsuit and received service of process of the complaint on May 10, 2013. The Kable Patent Defendants are accused of infringing certain patents owned by Etagz, Inc. in connection with the distribution of certain DVDs and magazines published by Berkeley Publications, Inc., one of the co-defendants in the lawsuit. Berkeley Publications, Inc. has agreed to indemnify the Kable Patent Defendants against the claims asserted by plaintiff. The Kable Patent Defendants are vigorously defending the lawsuit. The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses or whether the co-defendant will be able to indemnify the Company.

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

Peter M. Pizza, age 62, has been Vice President and Chief Financial Officer of the Company since 2001 and was Vice President and Controller of the Company from 1997 to 2001.

Christopher V. Vitale, age 37, has been Vice President, General Counsel and Secretary of the Company since March 2013. From April 2012 to March 2013, he was Vice President, Legal at Franklin Square Holdings, L.P. and from August 2011 to March 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. From March 2011 to July 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from April 2009 to July 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones, where he was responsible for managing legal, governance, compliance, litigation, securities and governmental affairs. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Michael P. Duloc, age 56, was appointed President and Chief Executive Officer of the Company’s Media Services businesses effective August 1, 2011. Since 1993 Mr. Duloc has held various senior executive positions with Media Services companies, including President of Kable Media Services, Inc. since 2007, President of Kable Distribution since 1996, and President of Kable Fulfillment Services, Inc., one of the predecessors of Palm Coast Data LLC, from 2000 until January 2007.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Many of the amounts and percentages presented in this Part II have been rounded for convenience of presentation. All references in this Part II to 2013, 2012 and 2011 mean the Company’s fiscal years ended April 30, 2013, 2012 and 2011, unless otherwise qualified.

Item 5.                    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On June 30, 2013, there were approximately 790 holders of record of the common stock. The range of high and low sales prices of the common stock on the New York Stock Exchange for the last two fiscal years by quarter is presented below:

	Price Range
	High	Low
Fiscal 2012
First Quarter	$10.19	$8.60
Second Quarter	$8.95	$6.06
Third Quarter	$8.74	$5.64
Fourth Quarter	$8.99	$6.00

	Price Range
	High	Low
Fiscal 2013
First Quarter	$8.17	$5.80
Second Quarter	$10.40	$4.80
Third Quarter	$15.77	$6.30
Fourth Quarter	$12.46	$8.05

Dividend Policy

The Company has paid no cash dividends on its common stock since fiscal 2008. The board of directors has stated that it may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, capital requirements and other needs. No assurance is given that there will be any such future dividends declared.

Equity Compensation Plan Information

See Item 12 of this annual report on Form 10-K that incorporates such information by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

Item 6.                    Selected Financial Data

Not required.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

For a description of the Company’s business, refer to Item 1 of Part I of this annual report on Form 10-K.

As indicated in Item 1, the Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”). On December 31, 2012, a newly-formed wholly-owned subsidiary of Palm Coast, FulCircle Media, LLC (“FulCircle”), acquired certain assets from a third party. The results of this new subsidiary are included in the Subscription Fulfillment Services business since December 31, 2012. Data concerning industry segments is set forth in Note 19 of the notes to the consolidated financial statements included in this annual report on Form 10-K. The Company’s foreign sales and activities are not significant.

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

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•
Newsstand Distribution Services revenues represent commissions earned from the distribution of publications for client publishers, which are recorded by the Company at the time the publications go on sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605. The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice. Accordingly, the Company provides for estimated returns by charges to income that are determined on an issue-by-issue basis utilizing historical experience and current sales information. The financial impact to the Company of a change in the sales estimate for magazine returns to it from its wholesalers is substantially offset by the simultaneous change in the Company’s estimate of its cost of purchases since it passes on the returns to publishers for credit. As a result, the effect of a difference between the actual and estimated return rates on the Company’s commission revenues is the amount of the commission attributable to the difference. The effect of an increase or decrease in the Company’s estimated rate of returns of 1% during any period would be dependent upon the mix of magazines involved and the related selling prices and commission rates, but would generally result in a change in that quarter's net commission revenues of approximately $83,000;

•
management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable;

•
real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	asset impairment determinations are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets;

•
benefit obligations and other pension plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on retirement plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality. As of April 30, 2013, the effect of every 0.25% change in the investment rate of return on retirement plan assets would increase or decrease the pension expense by approximately $65,000 per year, and the effect of every 0.25% change in the discount rate would increase or decrease the subsequent year’s pension cost by approximately $45,000;

•
the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities;

•	projected Company earnings (including currently unrealized gains on real estate inventory) for the recoverability of net deferred tax assets in the future; and

•
the Company is currently involved in legal proceedings which are described in Part I, Item 3 of this annual report on Form 10-K and the Company estimates whether the legal proceedings relate to a probable loss and if so, then an estimate of probable loss within a range of potential probable losses is made for accrual in the financial statements. It is possible that the consolidated financial position or results of operations for any particular quarterly or annual period could be materially affected by an outcome of litigation that is significantly different from the Company’s assumptions. The Company does not accrue for expected future legal costs for such proceedings.

RESULTS OF OPERATIONS

Year Ended April 30, 2013 Compared to Year Ended April 30, 2012

For 2013, the Company recorded a net loss of $2,838,000, or $0.47 per share, compared to a net loss of $1,143,000, or $0.19 per share, in 2012. The results for 2013 included pre-tax, non-cash impairment charges of $1,511,000 ($952,000 after tax, or $0.16 per share) while the results for 2012 included a pre-tax, non-cash impairment charge of $570,000 ($359,000 after tax, or $0.06 per share), with the charges in both years reflecting the write-down of certain real estate assets. The results for 2013 also included a fourth quarter reserve for doubtful accounts receivable from a magazine wholesaler of $2,000,000 ($1,260,000 after tax, or $0.21 per share). Excluding the impairment charges in both years and accounts receivable reserve in 2013, results for 2013 were a net loss of $626,000, or $0.10 per share, compared to a net loss of $784,000, or $0.13 per share, for 2012. Revenues for 2013 were $83,001,000 compared to $85,360,000 in the prior year.

Revenues from the Company’s Media Services operations decreased from $83,447,000 for 2012 to $82,105,000 for 2013. Magazine publishers are the principal customers of these businesses, and they have continued to be negatively impacted by increased competition from new media sources and weakness in the U.S. economy. The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal. As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations decreased from $62,230,000 for 2012 to $57,472,000 for 2013, which includes $1,759,000 of FulCircle revenues from the acquisition date of December 31, 2012. Revenues from Newsstand Distribution Services operations decreased from $9,127,000 in 2012 to $8,867,000 in 2013. Revenues from Product Packaging and Fulfillment Services and Other increased from $12,090,000 in 2012 to $15,766,000 in 2013, due to an increase in revenues from both a temporary staffing business and the product packaging and fulfillment services business.

Although there are multiple revenue streams in the Subscription Fulfillment Services business, including revenues from the maintenance of customer computer files and the performance of other fulfillment-related activities, including telephone call center support and graphic arts and lettershop services, a customer generally contracts for and utilizes all available services as a total package, and the Company would not normally provide ancillary services to a customer unless it is also providing the core service of maintaining a database of subscriber names. Thus, variations in Subscription Fulfillment Services revenues are primarily the result of fluctuations in the number and sizes of customers rather than in the demand for a particular service. This is also true in the Newsstand Distribution Services business where there is only one primary service provided, which results in one revenue source, the commissions earned on the distribution of magazines. The Company competes with other companies, including three larger companies in the Newsstand Distribution Services business and one larger company in the Subscription Fulfillment Services business, and the competition for new customers is intense in both segments, which results in a price sensitivity that makes it difficult for the Company to increase its prices.

Revenues from land sales at AMREP Southwest decreased from $1,889,000 in 2012 to $833,000 in 2013. Results for both periods were substantially lower than the Company experienced prior to fiscal 2009 in its principal market of Rio Rancho, New Mexico, due to the severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008. Permits for new home construction in Rio Rancho have generally declined from fiscal 2008 through fiscal 2012. Although the number of permits issued for new home construction in Rio Rancho increased from 328 permits in fiscal 2012 to 490 permits in fiscal 2013, the Company still is confronted with builders using their existing inventories of lots previously purchased from the Company in Rio Rancho and delaying or cancelling the purchase of additional developed lots. The steep decline in the Company’s sale of undeveloped land to both builders and investors also reflected these factors.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. The Company sold 12 acres of land in 2013, at an average selling price of $69,000 per acre compared to 104 acres of land in 2012, mostly undeveloped, at an average selling price of $18,000 per acre, reflecting differences in the mix of properties sold in each period. The average gross profit percentage on land sales before indirect costs was 38% for 2013 compared to 86% for 2012. The sale of undeveloped land in 2012 consisted of land sold to a quasi-governmental agency under threat of condemnation for its use as part of a flood plain, and the nature of the land and its average selling price per acre are not believed to be representative of the Company’s inventory and investment properties. As a result of these and other factors, including the nature and timing of specific transactions, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods. In addition, as noted above, AMREP Southwest recorded impairment charges of $1,511,000 in 2013 and $570,000 in 2012, which were based on appraisals of portions of AMREP Southwest real estate that in each year showed a deterioration in fair market value from the prior year. Should the adverse real estate market conditions continue, AMREP Southwest may experience future impairment charges.

Operating expenses for the Company’s Media Services businesses were $69,880,000 (85.1% of related revenues) for 2013 compared to $70,076,000 (84.0% of related revenues) for 2012. The decrease of $196,000 was primarily due to the net effect of (i) a decrease of $1,392,000 related to facilities and equipment costs, including depreciation, primarily as a result of assets acquired in 2007 having reached full depreciation and, to a lesser extent, the termination of a warehouse lease at the end of the lease term, (ii) a decrease of $526,000 related to payroll and benefits costs as a result of both reduced and lost business noted earlier, and (iii) an increase in bad debt expense of $1,796,000.

Other operating expenses decreased $286,000 (18%) for 2013 compared to the prior year, primarily due to the net effect of AMREP Southwest’s (i) lower real estate tax expense of $504,000, (ii) increased land maintenance costs of $118,000  and (iii) increased land appraisal costs of $26,000. Other operating expenses in 2012 also included a one-time credit of $73,000 related to the sale of property associated with the Company’s restructuring of its Subscription Fulfillment Services business.

General and administrative expenses of Media Services operations decreased $704,000 (8%) in 2013 compared to 2012, primarily due to the net effect of (i) a decrease of $643,000 related to payroll and benefits, (ii) a credit to expense for $310,000 related to an accrual adjustment for an earn-out liability recorded at the time of acquisition of certain assets by FulCircle and (iii) an increase of $283,000 for outside consulting and legal costs. Real estate operations and corporate general and administrative expenses increased $69,000 (2%) in 2013 compared to 2012, primarily due to increased actuarially determined pension costs.

The Company's effective tax rate was 38.3% in 2013 compared to 43.9% in 2012. The difference between the statutory tax rate and the effective rate of the tax benefit in both years was primarily due to a reduction of liabilities related to unrecognized tax benefits due to the expiration of the statute of limitations on certain prior year tax benefits in both 2013 and 2012.

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

Revenues from the Company’s Media Services operations decreased from $94,963,000 for 2011 to $83,447,000 for 2012. Magazine publishers, which are the principal customers of these operations, have continued to be negatively impacted by increased competition from new media distribution sources and also by the effects of the recent recession and the continued weak U.S. economy. The result has been a trend of reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal. As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations decreased from $73,618,000 for 2011 to $62,230,000 for 2012, while revenues from Newsstand Distribution Services operations decreased from $11,030,000 in 2011 to $9,127,000 in 2012. Revenues from Product Packaging and Fulfillment Services and Other increased from $10,315,000 in 2011 to $12,090,000 in 2012, primarily due to an increase in revenues from a temporary staffing business which were partially offset by declines in revenues from the product packaging and fulfillment services business.

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

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. The Company sold 104 acres of land in 2012, mostly undeveloped, at an average selling price of $18,000 per acre compared to 22 acres of land in 2011, both developed and undeveloped, at an average selling price of $81,000 per acre, reflecting differences in the mix of properties sold in each period. The average gross profit percentage on land sales before indirect costs was 86% for 2012 compared to 51% for 2011. The sale of undeveloped land in 2012 consisted of land sold to a quasi-governmental agency under threat of condemnation for its use as part of a flood plain, and the nature of the land and resulting average selling price are not believed to be representative of the Company’s inventory and investment properties. As a result of these and other factors, including the nature and timing of specific transactions, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods. In addition, as noted above, AMREP Southwest recorded impairment charges of $570,000 in 2012 and $ 6,377,000 in 2011, which were based on appraisals of portions of AMREP Southwest real estate that in each year showed a deterioration in fair market value from the prior year.

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

Other operating expenses decreased $358,000 (18%) for 2012 compared to the prior year, as costs related to restructuring of the Company’s Subscription Fulfillment Service business in 2011 were not duplicated in 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, the Company’s Media Services banking facility and working capital made available to the Company by customers. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. The Company’s Media Services businesses finance operations in part through the Media Services Credit Facility that matures May 12, 2015. The Company’s Media Services businesses also rely on cash flow from operations, and they are able to operate with negative working capital ($25,752,000 at April 30, 2013) primarily through liquidity provided by one significant customer contract that expires in June 2014. The negative working capital of the Company’s Media Services businesses represents the net payment obligation due to this customer and certain other third parties. On May 26, 2013, the Company’s Newsstand Distribution Services business, which is part of the Company’s Media Services businesses, received notice that this customer contract would not be renewed upon its scheduled expiration in June 2014. The Company’s Newsstand Distribution Services business is evaluating its ability to pay the net payment obligation represented by the negative working capital (approximately $19,086,000 as of April 30, 2013) upon expiration of the contract. The Company’s Newsstand Distribution Services business currently does not have sufficient capital to fund in full or refinance this obligation, and it may be unable to pay such amount and obtain other sources of working capital absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain capital to pay such obligation or to obtain other sources of working capital could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, this customer contract represented approximately 8.6% of revenues for the Company’s Newsstand Distribution Services business for the year ended April 30, 2013 (or less than 1% of the Company’s consolidated revenues for that period), and the loss of this revenue following the expiration of the contract in June 2014 could have a material adverse effect on the Company’s Newsstand Distribution Services business, financial condition and results of operations.

AMREP Southwest finances its business from cash flow from operations, which has been minimal in recent years due to the poor conditions in its real estate markets, and from advances made to it by its parent. AMREP Southwest also has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings.

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, have given the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan. In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012. The agreement also provided that if, before August 15, 2013, the Company is unable to pay the remaining $8,688,000 liability or adequately secure it with collateral acceptable to the PBGC, the Company would be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC. In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the pension plan. Although the Company is currently having discussions with the PBGC about a comprehensive restructuring of this $8,688,000 payment obligation, the Company is unable to offer any assurance that it will be able to discharge the pension plan funding obligation by August 15, 2013 or otherwise meet the PBGC’s requirements for securing or paying the undischarged amount, and the Company cannot offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief. In addition, the Company may become subject to additional acceleration of its remaining accrued pension-related obligations to the pension plan if the Company closes certain additional facilities and further reduces its work force. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse impact on the Company’s financial condition. Refer to Note 11 to the consolidated financial statements included in this annual report on Form 10-K for additional pension plan information.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds. As of April 30, 2013, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. During 2013, the State of Florida made a demand of Palm Coast to repay approximately $1,305,000 of the $3,000,000 incentive award by July 31, 2013. Palm Coast is continuing discussions with the State of Florida to negotiate a settlement of the repayment amount. The Company is unable to offer any assurance as to whether or when the requested repayment amount, in whole or in part, will be returned to the State of Florida.

On June 27, 2013, the Company completed a rights offering to holders of the Company’s common stock. As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised net proceeds of approximately $7,100,000, net of expenses of approximately $400,000. The net proceeds of the offering are intended to be used for corporate and working capital purposes, which may include satisfaction of a portion (currently estimated to be $3,000,000) of the Company’s obligation to the PBGC with respect to the Company’s pension plan noted above.

On July 3, 2013, the Company’s Subscription Fulfillment Services business received notice that a significant customer contract would not be renewed upon its scheduled expiration in February 2015.  This customer contract represented approximately 15.6% of revenues for the Company’s Subscription Fulfillment Services business for the year ended April 30, 2013 (or 10.8% of the Company’s consolidated revenues for that period), and the loss of this revenue following the expiration of the contract in February 2015 could have a material adverse effect on the Company’s Subscription Fulfillment Services business, financial condition and results of operations.

Financing Activities

Media Services - The Media Services Credit Facility provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum fixed charge coverage ratio. Borrowings under the Media Services Credit Facility are being used for Media Services’ working capital needs and general business purposes and, subject to the minimum fixed charge coverage ratio required by the Media Services Credit Facility being at least at a stated level, may also be used to provide payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent that is not a party to the Media Services Credit Facility. At April 30, 2013, the borrowing availability under the Media Services Credit Facility was $12,895,000, and there was $620,000 outstanding against this availability. The highest amount borrowed during 2013 was $6,770,000.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select. Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3% or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%). Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition. The interest rate on outstanding borrowings at April 30, 2013 was 3.20%.

Under the terms of the Media Services Credit Facility, if there is a violation of a covenant and during the continuance of such violation, or if the borrowers do not maintain a prescribed fixed charge coverage ratio, the Media Services companies are barred from repaying indebtedness to or otherwise distributing funds to the borrowing group’s parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

Real Estate - AMREP Southwest had a bank loan scheduled to mature on September 1, 2012 that, at August 13, 2012, had an outstanding principal balance of $16,214,000. The loan bore fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR plus 3.5%, but not less than 5%, and required that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments. The loan was secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho, New Mexico and required that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan. The loan was subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to the Company beyond a stated management fee.

On August 13, 2012, a company (the “New Lender”) owned by Nicholas G. Karabots, a significant shareholder of the Company who was then Vice Chairman of the Company’s board of directors and of its executive committee, purchased the bank loan and agreed to extend its maturity to December 1, 2012 on substantially its existing terms to accord the parties time to negotiate a longer extension or for AMREP Southwest to identify a possible alternate financing source. In August 2012, another director of the Company purchased a 20% participation in the loan from the New Lender.

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan. Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest monthly at 8.5% per annum and is secured by its original collateral and by additional collateral (the “newly mortgaged land”) comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale. The total book value of the real property collateralizing the loan was approximately $71,963,000 as of April 30, 2013. A sale transaction by AMREP Southwest of the newly mortgaged land for more than $50,000 or of any AMREP Southwest-owned land other than land zoned and designated as a residential classification for more than $100,000 requires the approval of the New Lender. Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this facility. The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, including a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan. At April 30, 2013, the outstanding principal of the loan was $16,007,000.

At April 30, 2013, the borrowers under both the Media Services Credit Facility and the AMREP Southwest loan from the New Lender were in compliance with the covenants of each facility.

Other notes payable consist of a $4,320,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $31,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%. The amount of Other notes payable due within one year totals $144,000.

Operating Activities

Receivables from Media Services operations increased from $40,544,000 at April 30, 2012 to $47,203,000 at April 30, 2013, primarily due to increased billings at the end of 2013 and the timing of the collection of receivables partially offset by a $2,000,000 reserve for doubtful accounts receivable from a magazine wholesaler. Refer to Note 2 to the consolidated financial statements included in this annual report on Form 10-K for additional information regarding this reserve for doubtful accounts receivable. Receivables from real estate operations and corporate increased from $55,000 at April 30, 2012 to $107,000 at April 30, 2013, primarily due to a receivable from the Company’s pension plan resulting from the Company paying certain expenses on the plan’s behalf.

Real estate inventory totaled $75,401,000 at April 30, 2012 compared to $73,906,000 at April 30, 2013. Inventory in AMREP Southwest’s core real estate market of Rio Rancho decreased from $71,109,000 at April 30, 2012 to $69,614,000 at April 30, 2013, primarily reflecting an impairment charge of $1,125,000 on certain take-back lots. The balance of real estate inventory consisted of properties in Colorado. Investment assets decreased from $11,262,000 at April 30, 2012 to $10,876,000 at April 30, 2013 as a result of (i) an impairment charge of $217,000 on certain take-back lots and (ii) an impairment reserve of $169,000 related to a building in Rio Rancho, New Mexico under contract for sale.

Intangible and other assets increased from $13,980,000 at April 30, 2012 to $14,975,000 at April 30, 2013, reflecting the net effect of amortization of these assets and an increase in value of customer contracts and relationships of approximately $2,048,000 associated with the assets acquired by FulCircle. Property, plant and equipment decreased from $25,924,000 at April 30, 2012 to $25,286,000 at April 30, 2013, primarily due to the net effect of depreciation charges, capital expenditures of $1,049,000 and the acquisition of approximately $400,000 of assets by FulCircle.

Accounts payable and accrued expenses decreased from $85,720,000 at April 30, 2012 to $85,340,000 at April 30, 2013, primarily from the timing of billings and payments to publishers and vendors, as well as lower business volumes.

The unfunded pension liability of the Company’s frozen defined benefit pension plan decreased from $17,677,000 at April 30, 2012 to $13,805,000 at April 30, 2013, primarily due to Company contributions to the pension plan of $4,572,000 partially offset by an increase in actuarial liabilities resulting from a reduction in the discount rate. The Company recorded other comprehensive income of $734,000 in 2013 and other comprehensive loss of $3,158,000 in 2012, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Investing Activities

Capital expenditures for property, plant and equipment were approximately $1,049,000 and $1,073,000 in 2013 and 2012, primarily for upgrades related to technology in both years. The Company believes that it has adequate cash flows from operations and financing capability to provide for anticipated capital expenditures in fiscal 2014, most of which are expected to be in the Subscription Fulfillment Services business.

Future Payments Under Contractual Obligations

The table below summarizes significant contractual cash obligations as of April 30, 2013 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable	$20,978	$144	$867	$19,967	$-
Operating leases and other	33,184	12,348	20,813	23	-
Total	$54,162	$12,492	$21,680	$19,990	$-

Operating leases and other includes (i) $1,305,000 for the possible required return of grant monies received from the State of Florida, subject to continuing discussions with the State of Florida to negotiate a settlement of the repayment amount, (ii) $8,688,000 of accelerated pension funding as described above in the third paragraph under this Liquidity and Capital Resources section, (iii) $192,000 for the liability for uncertain tax positions and related accrued interest recorded in accordance with Accounting Standards Codification 740 and (iv) the net payment obligation of $19,086,000 as of April 30, 2013 with respect to a customer contract that the Company received notice would not be renewed upon its scheduled expiration in June 2014.

Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon various factors, including actual plan asset investment returns and discount rates applied. Refer to the notes to the consolidated financial statements included in this annual report on Form 10-K for additional information on long-term debt, other liabilities, pension contributions, taxes and commitments and contingencies.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believes that none of them will have a material effect on the Company’s financial statements.

SEGMENT INFORMATION

Information by industry segment is presented in Note 19 to the consolidated financial statements included in this annual report on Form 10-K. Industry segment information is prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimates are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management evaluates the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of “net income (loss)” of each segment as summarized in Note 19 to the consolidated financial statements is presented for informational purposes only, and is not necessarily the amount that would be reported if the segment were an independent company.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are qualified by the cautionary statements in this section. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) current and future amounts due under any accelerated funding of the Company’s defined benefit pension plan obligation or the results of discussions with the PBGC about a comprehensive restructuring of the Company’s pension plan funding obligation, (ii) the Company’s ability to finance its future working capital and capital expenditure needs, (iii) the timing and extent of the Company’s required return of tax incentive monies to the State of Florida, (iv) potential losses and liquidity demands associated with the restructuring of a magazine wholesaler who has failed to timely meet its payment obligations to the Company and certain other national distributors, (v) the impact of greater than average selling pressure on the Company’s common stock price, particularly during periods following charitable donations of the Company’s common stock by one of the Company’s largest shareholders, (vi) the material adverse effect of the loss of material customer contracts, including the non-renewal of a significant customer contract in the Company’s Subscription Fulfillment Services business (with a scheduled expiration in February 2015) and of a significant customer contract in the Company’s Newsstand Distribution Services business (with a scheduled expiration in June 2014) and (vii) potential future failure to extend, renew or replace material indebtedness (due May 2015 and December 2017) and material liquidity sources, including liquidity needs that arise through the expiration of a significant customer contract in the Company’s Newsstand Distribution Services business in June 2014, and the associated material operational liquidity source under such contract. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.                 Certain Relationships and Related Transactions, and Director Independence

Not required.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2013 based upon the criteria set forth in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of April 30, 2013, internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on internal control over financial reporting in this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
AMREP Corporation
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and Subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Des Moines, Iowa
July 16, 2013

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2013 AND 2012
(Dollar amounts in thousands, except share amounts)

ASSETS	2013	2012

CASH AND CASH EQUIVALENTS	$13,714	$27,847

RECEIVABLES, net:
Media Services operations	47,203	40,544
Real estate operations and corporate	107	55
	47,310	40,599

REAL ESTATE INVENTORY	73,906	75,401

INVESTMENT ASSETS, net	10,876	11,262

PROPERTY, PLANT AND EQUIPMENT, net	25,286	25,924

INTANGIBLE AND OTHER ASSETS, net	14,975	13,980

TAXES RECEIVABLE	175	-

DEFERRED INCOME TAXES, net	9,614	8,026
TOTAL ASSETS	$195,856	$203,039

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
ACCOUNTS PAYABLE, NET AND ACCRUED EXPENSES	$85,340	$85,720

NOTES PAYABLE:
Amounts due within one year	144	16,974
Amounts due beyond one year	4,827	4,351
Amounts due to related party – due beyond one year	16,007	-
	20,978	21,325

TAXES PAYABLE	-	435
OTHER LIABILITIES	3,192	3,237
ACCRUED PENSION COST	13,805	17,677

TOTAL LIABILITIES	123,315	128,394

SHAREHOLDERS’ EQUITY: Common stock, $.10 par value; shares authorized - 20,000,000; shares issued - 7,420,704 at April 30, 2013 and 2012	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	63,920	66,758
Accumulated other comprehensive loss, net	(11,564)	(12,298)
Treasury stock, at cost - 1,424,492 shares at April 30, 2013 and 2012	(26,657)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	72,541	74,645
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$195,856	$203,039

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2013	2012	2011
REVENUES:
Media Services operations	$82,105	$83,447	$94,963
Real estate land sales	833	1,889	1,780
Interest and other	63	24	94
	83,001	85,360	96,837

COSTS AND EXPENSES:
Real estate land sales (including indirect costs)	913	616	1,120
Operating expenses:
Media Services operations	69,880	70,076	77,972
Real estate selling and commissions	227	257	223
Other	1,338	1,624	1,982
General and administrative:
Media Services operations	8,079	8,783	9,385
Real estate operations and corporate	4,139	4,070	4,443
Impairment of assets	1,511	570	10,720
Interest expense	1,511	1,403	1,765
	87,598	87,399	107,610
LOSS BEFORE INCOME TAXES	(4,597)	(2,039)	(10,773)

BENEFIT FOR INCOME TAXES	(1,759)	(896)	(3,212)

NET LOSS	$(2,838)	$(1,143)	$(7,561)

LOSS PER SHARE - BASIC AND DILUTED	$(0.47)	$(0.19)	$(1.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,996	5,996	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended April 30,
	2013	2012	2011

Net loss	$(2,838)	$(1,143)	$(7,561)
Other comprehensive income (loss), net of tax:
Minimum pension liability	734	(3,158)	(60)
Other comprehensive income (loss)	734	(3,158)	(60)
Total comprehensive income (loss)	$(2,104)	$(4,301)	$(7,621)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total

BALANCE, April 30, 2010	7,421	$742	$46,100	$75,462	$(9,080)	$(26,657)	$86,567

Net loss	-	-	-	(7,561)	-	-	(7,561)
Other comprehensive loss	-	-	-	-	(60)	-	(60)
BALANCE, April 30, 2011	7,421	742	46,100	67,901	(9,140)	(26,657)	78,946

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(3,158)	-	(3,158)
BALANCE, April 30, 2012	7,421	742	46,100	66,758	(12,298)	(26,657)	74,645

Net loss	-	-	-	(2,838)	-	-	(2,838)
Other comprehensive income	-	-	-	-	734	-	734
BALANCE, April 30, 2013	7,421	$742	$46,100	$63,920	$(11,564)	$(26,657)	$72,541

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended April 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,838)	$(1,143)	$(7,561)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Impairment of assets	1,511	570	10,720
Depreciation and amortization	3,762	4,979	5,899
Non-cash credits and charges:
Pension accrual	1,885	1,371	1,522
Provision for (recoveries of) doubtful accounts	1,778	(568)	75
Loss on disposition of assets	40	121	54
Changes in assets and liabilities:
Receivables	(8,489)	4,824	4,379
Real estate inventory and investment assets	370	(396)	86
Intangible and other assets	(661)	325	913
Accounts payable and accrued expenses	(1,706)	(1,730)	(8,359)
Taxes receivable and payable	(610)	392	2,169
Deferred income taxes and other long-term liabilities	(2,084)	(1,526)	(2,921)
Accrued pension costs	(4,572)	(1,407)	(1,075)
Net cash provided by (used in) operating activities	(11,614)	5,812	5,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant, and equipment	(1,049)	(1,073)	(1,012)
Acquisition of business, net of cash acquired	(1,123)	-	-
Proceeds from disposition of assets	-	12	5
Net cash used in investing activities	(2,172)	(1,061)	(1,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	21,219	13,503	51,791
Principal debt payments	(21,566)	(16,163)	(56,460)
Net cash used in financing activities	(347)	(2,660)	(4,669)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,133)	2,091	225
Cash and cash equivalents, beginning of year	27,847	25,756	25,531
Cash and cash equivalents, end of year	$13,714	$27,847	$25,756

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,467	$1,468	$1,787

Income taxes paid (refunded), net	$881	$237	$(2,459)

Non-cash transactions:
Transfer to investment assets from receivables	$-	$451	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:

Organization and principles of consolidation

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the “Company”). The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. and its subsidiaries (collectively, “AMREP Southwest”). On December 31, 2012, a newly-formed wholly-owned subsidiary of Palm Coast, FulCircle Media, LLC (“FulCircle”), acquired certain assets from a third party (see Note 18). The results of this new subsidiary are included in the Subscription Fulfillment Services business since December 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year. Certain 2012 and 2011 balances in these financial statements have been reclassified to conform to the current year presentation.

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2013, 2012 and 2011 mean the fiscal years ended April 30, 2013, 2012 and 2011, unless the context otherwise indicates.

Revenue recognition

Media Services - Revenues from Media Services operations include revenues from magazine subscription fulfillment, the distribution of periodicals and product packaging and fulfillment services. Revenues from Subscription Fulfillment Services activities represent fees from the maintenance of computer files for customers and other fulfillment activities, including customer telephone support, and graphic arts and lettershop services, all of which are billed and earned monthly as the services are provided. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, certain reimbursed postage costs are accounted for on a net basis. Newsstand Distribution Services revenues principally represent commissions earned from the distribution of publications for client publishers and are recorded by the Company at the time the publications go on sale at the retail level, in accordance with ASC 605-15. Because the publications are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing industry practice, the Company provides for estimated returns from wholesalers at the time the publications go on sale by charges to income that are based on historical experience and the most recent sales data for publications on an issue-by-issue basis, and then simultaneously provides for estimated credits from publishers for the related returns. Accordingly, revenues represent the difference between the Company’s estimates of its net sales to wholesalers and its net purchases from publisher clients. Estimates are continually re-evaluated throughout the sales process, and final settlement is typically made 90 days after a magazine’s “off-sale” date.

Real Estate - Land sales are recognized when all elements of the ASC 360-20 are met, including when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectability of the unpaid sales price. In the event the buyer defaults on an obligation with respect to real estate inventory which has been sold, the property may be repossessed (“take-back lots”). When repossessed, take-back lots are taken into inventory at fair market value less estimated costs to sell. Fair market value is supported by current third party appraisals.

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

Receivables

Receivables are carried at original invoice or closing statement amounts less estimates made for doubtful accounts and, in the case of Newsstand Distribution Services receivables, return allowances. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than ninety days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Receivables for the Newsstand Distribution Services business are based on estimates of allowances for magazine returns to the Company from wholesalers and the offsetting return of magazines by the Company to publishers for credit and are determined on an issue-by-issue basis utilizing historical experience and current sales information.

Real estate inventory

The Company accounts for its real estate inventories in accordance with ASC 360-10. Land and improvements on land held for future development or sale are stated at the lower of accumulated cost (except where inventory is repossessed as discussed above under “Revenue recognition”), which includes the development cost, certain amenities, capitalized interest and capitalized real estate taxes, or fair market value less estimated costs to sell.

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

Impairment of long-lived assets

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

For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material. Due to the subjective nature of the estimates and assumptions used in determining future cash flows, the continued weakness in the real estate market and the uncertainty in the banking and credit markets, actual results could differ materially from current estimates.

During 2013, 2012 and 2011, the Company recorded impairment charges of $1,511,000, $570,000 and $5,209,000 related to certain real estate principally consisting of take-back lots and lots repurchased in Rio Rancho. In addition, during 2011, the Company recorded an impairment charge of $1,168,000 related to certain real estate held in Colorado. See Note 14 for additional details.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured by using currently enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed assuming the issuance of common shares for all dilutive stock options outstanding (using the treasury stock method) during the reporting period. There were no stock options outstanding at April 30, 2013, 2012 and 2011.

Pension plan

The Company recognizes the over-funded or under-funded status of its defined benefit retirement plan as an asset or liability as of the date of its year-end statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) that, for the Company, consists solely of the minimum pension liability net of the related deferred income tax effect.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believes that none of them will have a material effect on the Company’s financial statements.

(2)           RECEIVABLES:

Receivables consist of:	April 30,
	2013	2012
	(in thousands)
Media Services operations:
Subscription Fulfillment Services	$12,751	$11,989
Newsstand Distribution Services, net of estimated returns	33,956	26,438
Product Packaging and Fulfillment Services and Other	2,675	2,698
	49,382	41,125
Less allowance for doubtful accounts	(2,179)	(581)
	$47,203	$40,544

Real estate operations and corporate:
Mortgage notes and other receivables	$107	$55

The Company extends credit to various companies in its real estate and Media Services businesses that may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of credit risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. Approximately 68% and 53% of Media Services net accounts receivable were due from three wholesalers at April 30, 2013 and 2012. As a result of the concentration of accounts receivable in three wholesalers, the Company could be adversely affected by adverse changes in their financial condition or other factors negatively affecting these companies. As industry practices allow, the Company’s policy is to manage its exposure to credit risk through credit approvals and limits and, on occasion (particularly in connection with real estate sales), the taking of collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information.

The real estate mortgage note receivable from land sales at April 30, 2013 bears interest at 8.50%. Fiscal year maturities of principal on real estate receivables at April 30, 2013 were as follows: 2014 - $35,000 and none thereafter.

Because the publications distributed by the Newsstand Distribution Services business are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing industry practice, the Company provides for estimated returns from wholesalers at the time the publications go on sale by charges to income that are based on historical experience and most recent sales data for publications on an issue-by-issue basis, and then simultaneously provides for estimated credits from publishers for the related returns. The financial impact to the Company of a change in the sales estimate for magazines returned to it from its wholesalers is substantially offset by the simultaneous change in the Company’s estimate of its cost of purchases since it passes on the returns to publishers for credit. Newsstand Distribution Services accounts receivable were net of estimated magazine returns of $75,897,000 and $69,973,000 at April 30, 2013 and 2012.

During the fourth quarter of 2013, Mercury Retail Services (“Mercury”), a wholesaler and customer of Kable Distribution Services, Inc. (“Kable Distribution”), announced that it was encountering liquidity issues and presented a restructuring plan to all national magazine distributors. Under the terms of the proposed plan, Mercury plans to sell certain operations and other assets outside of its core operations in Texas and its secured lender would receive most of the proceeds of any such sales. As part of its restructuring plan, Mercury anticipated continuing doing business with the national magazine distributors, including Kable Distribution, with the intent of making payments for current magazine sales. The Mercury restructuring plan contemplated that any amounts due the national magazine distributors for prior magazine sales would be paid over an extended period of time, if at all. Kable Distribution is exploring all options to maximize the payment of all past due amounts from Mercury, including the possibility of pursuing its claims through an involuntary petition for bankruptcy against Mercury. While the terms of the proposed restructuring plan have not been accepted by Kable Distribution, the company recorded a charge to operations of $2,000,000 in the fourth quarter of 2013, which is substantially all of the net accounts receivable due to Kable Distribution and is based on current expectations of Mercury’s payment of amounts owed to Kable Distribution and estimates of future magazine return activity, both of which may differ from Kable Distribution’s estimates.

Media Services operations provide services to publishing companies owned or controlled by a major shareholder. Commissions and other revenues earned on these transactions represented approximately 2% of consolidated revenues in 2013, 2012 and 2011.

(3)           REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory totaled $3,959,000 at April 30, 2013 and $3,961,000 at April 30, 2012. There were no interest costs capitalized during 2013, 2012 and 2011. Accumulated capitalized real estate taxes included in real estate inventory totaled $1,766,000 at April 30, 2013 and $1,772,000 at April 30, 2012. There were no real estate taxes capitalized during 2013, 2012 and 2011. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $8,000, $36,000, and $10,000 in 2013, 2012 and 2011.

A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. The Company currently has approximately 450 developed lots available for sale in Rio Rancho. Development activities performed in connection with real estate sales include obtaining necessary governmental approvals, acquiring access to water supplies, installing utilities and necessary storm drains and building or improving roads. As a result of this geographic concentration, the Company has been affected by changes in economic conditions in that region.

(4)           INVESTMENT ASSETS:

Investment assets consist of:	April 30,
	2013	2012
	(in thousands)

Land held for long-term investment	$10,552	$10,769

Other	753	753
Less accumulated depreciation and reserves	(429)	(260)
	324	493
	$10,876	$11,262

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2013, the Company held approximately 12,450 acres of land in New Mexico classified as land held for long-term investment. Other includes a building in Rio Rancho, New Mexico under contract for sale. Depreciation is no longer taken on the building and an impairment reserve of $169,000 was recorded as a charge to operations during the quarter ended July 31, 2012. There was no depreciation of investment assets charged to operations in 2013, 2012 and 2011.

During 2012, the Company accepted deeds in lieu of foreclosure related to delinquent mortgage notes receivable on previously sold investment assets (“take-back lots”) totaling $451,000, which included accrued interest, and recorded the fair value of the take-back lots received less estimated costs to sell as investment assets. During 2013, a charge to operations was recorded to adjust the recorded value of these take-back lots to a current appraised value (see Note 14). The Company did not accept any deeds in lieu of foreclosure for investment assets in 2013 and 2011.

(5)           PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:	April 30,
	2013	2012
	(in thousands)

Land, buildings and improvements	$29,500	$29,624
Furniture and equipment	23,736	22,836
	53,236	52,460
Less accumulated depreciation	(27,950)	(26,536)
	$25,286	$25,924

Depreciation of property, plant and equipment charged to operations amounted to $2,048,000, $3,166,000 and $3,977,000 in 2013, 2012 and 2011.

(6)           INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of:

	April 30, 2013		April 30, 2012
		(in thousands)

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Software development costs	$-	$-	$1,964	$1,905
Deferred order entry costs	1,278	-	1,320	-
Prepaid expenses	3,859	-	3,315	-
Customer contracts and relationships	17,048	7,917	15,000	6,612
Other	1,074	367	1,671	773
	$23,259	$8,284	$23,270	$9,290

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

Amortization related to intangible and other assets was $1,714,000, $1,813,000 and $1,922,000 in 2013, 2012 and 2011. Amortization of intangible and other assets for each of the next five fiscal years is estimated to be as follows: 2014 - $1,600,000; 2015 - $1,600,000; 2016 - $1,500,000; 2017 - $1,500,000; and 2018 - $1,500,000.

(7)           ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:	April 30,
	2013	2012
	(in thousands)

Publisher payables, net	$75,257	$75,982
Accrued expenses	1,897	3,527
Trade payables	3,275	2,042
Other	4,911	4,169
	$85,340	$85,720

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $72,275,000 and $66,384,000 at April 30, 2013 and 2012.

The Company’s Media Services businesses operate with negative working capital ($25,752,000 at April 30, 2013) primarily through liquidity provided by one significant customer contract that expires in June 2014. The negative working capital of the Company’s Media Services businesses represents the net payment obligation due to this customer and certain other third parties. On May 26, 2013, the Company’s Newsstand Distribution Services business, which is part of the Company’s Media Services businesses, received notice that this customer contract would not be renewed upon its scheduled expiration in June 2014. The Company’s Newsstand Distribution Services business is evaluating its ability to pay the net payment obligation represented by the negative working capital (approximately $19,086,000 as of April 30, 2013) upon expiration of the contract. The Company’s Newsstand Distribution Services business currently does not have sufficient capital to fund in full or refinance this obligation, and it may be unable to pay such amount and obtain other sources of working capital absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain capital to pay such obligation or to obtain other sources of working capital could have a material adverse effect on the Company’s business, financial condition and results of operations.

(8)           NOTES PAYABLE:

Notes payable consist of:	April 30,
	2013	2012
	(in thousands)
Credit facilities: Media Services operations	$620	$-
Real estate operations	16,007	16,839
Other notes payable	4,351	4,486
	$20,978	$21,325

Fiscal year maturities of principal on notes outstanding at April 30, 2013 were as follows: 2014 - $144,000; 2015 - $120,000; 2016 - $747,000; 2017 - $136,000; 2018 - $19,831,000; and thereafter - none.

Lines-of-credit and other arrangements

Media Services - The Media Services Credit Facility provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum fixed charge coverage ratio. Borrowings under the Media Services Credit Facility are being used for Media Services’ working capital needs and general business purposes and, subject to the minimum fixed charge coverage ratio required by the Media Services Credit Facility being at least at a stated level, may also be used to provide payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent that is not a party to the Media Services Credit Facility. At April 30, 2013, the borrowing availability under the Media Services Credit Facility was $12,895,000, and there was $620,000 outstanding against this availability. The highest amount borrowed during 2013 was $6,770,000.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select. Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3% or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%). Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition. The interest rate on outstanding borrowings at April 30, 2013 was 3.20%.

Under the terms of the Media Services Credit Facility, if there is a violation of a covenant and during the continuance of such violation, or if the borrowers do not maintain a prescribed fixed charge coverage ratio, the Media Services companies are barred from repaying indebtedness to or otherwise distributing funds to the borrowing group’s parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

Real Estate - AMREP Southwest had a bank loan scheduled to mature on September 1, 2012 that, at August 13, 2012, had an outstanding principal balance of $16,214,000. The loan bore fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR plus 3.5%, but not less than 5%, and required that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments. The loan was secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho, New Mexico and required that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan. The loan was subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent or the Company beyond a stated management fee.

On August 13, 2012, a company (the “New Lender”) owned by Nicholas G. Karabots, a significant shareholder of the Company who was then Vice Chairman of the Company’s board of directors and its executive committee, purchased the bank loan and agreed to extend its maturity to December 1, 2012 on substantially its existing terms to accord the parties time to negotiate a longer extension or for AMREP Southwest to identify a possible alternate financing source. In August 2012, another director of the Company purchased a 20% participation in the loan from the New Lender.

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan. Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest monthly at 8.5% per annum and is secured by its original collateral and by additional collateral (the “newly mortgaged land”) comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale. The total book value of the real property collateralizing the loan was approximately $71,963,000 as of April 30, 2013. A sale transaction by AMREP Southwest of the newly mortgaged land for more than $50,000 or of any AMREP Southwest-owned land other than land zoned and designated as a residential classification for more than $100,000 requires the approval of the New Lender. Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this facility. The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, including a covenant restricting AMREP Southwest from making distributions and other payments to the Company beyond a stated management fee, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan. At April 30, 2013, the outstanding principal of the loan was $16,007,000.

Other notes payable consist of a $4,320,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $31,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%. The amount of Other notes payable due within one year totals $144,000.

(9)	OTHER LIABILITIES:

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds. As of April 30, 2013, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. During 2013, the State of Florida made a demand of Palm Coast to repay approximately $1,305,000 of the $3,000,000 incentive award by July 31, 2013. Palm Coast is continuing discussions with the State of Florida to negotiate a settlement of the repayment amount. The Company is unable to offer any assurance as to whether or when the requested repayment amount, in whole or in part, will be returned to the State of Florida.

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

Fair value on a non-recurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is the asset or liability is not measured at fair value on an ongoing basis but is subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). The following presents assets by balance sheet caption and by the level within the fair value hierarchy (as described above) as of April 30, 2013, 2012 and 2011, for which a non-recurring change in fair value has been recorded during the years then ended (in thousands):

	Level 1	Level 2	Level 3	Impairment Loss Recorded
2013:

Real estate inventory	$-	$-	$2,390	$1,125
Investment assets	$-	$-	$1,076	$386

2012:

Real estate inventory	$-	$-	$744	$525
Investment assets	$-	$-	$430	$45

2011:

Mortgage note receivable	$-	$-	$451	$450
Real estate inventory	$-	$-	$10,032	$6,377
Goodwill	$-	$-	$-	$3,893

During 2013, certain real estate inventory and investment assets with carrying amounts of $4,949,000 were written down to their fair value of $3,466,000, less estimated costs to sell, resulting in an impairment charge of $1,511,000. During 2012, certain real estate inventory and investment assets with carrying amounts of $1,734,000 were written down to their fair value of $1,174,000, less estimated costs to sell, resulting in an impairment charge of $570,000. During 2011, certain real estate inventory with a carrying amount of $16,304,000 was written down to their fair value of $10,032,000, less estimated costs to sell, resulting in an impairment charge of $6,377,000. In addition, during 2011, an impairment reserve of $450,000 was charged against a delinquent mortgage receivable with a face amount of $901,000 as a result of the impairment of the underlying real estate collateral. Also in 2011, the Company recorded an impairment charge of $3,893,000 related to all of the goodwill of its Newsstand Distribution Services business. The impairment charges were included in results of operations for each period. For additional detail on valuation techniques and reasons for the measurements, see Note 14.

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

The carrying amounts of cash and cash equivalents, Media Services trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it re-prices when market interest rates change. These financial assets and liabilities are categorized as Level 1 within the fair value hierarchy (as described above).

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $35,000 and $54,000 at April 30, 2013 and 2012 and is the approximate carrying amount at those dates. The estimated fair value of the Company’s long-term, fixed-rate notes payable was $17,000,000 and $4,839,000 versus carrying amounts of $20,358,000 and $4,486,000 at April 30, 2013 and 2012. These financial assets and liabilities are categorized as Level 2 within the fair value hierarchy (as described above).

(11)	BENEFIT PLANS:

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, have given the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan. In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012. The agreement also provided that if, before August 15, 2013, the Company is unable to pay the remaining $8,688,000 liability or adequately secure it with collateral acceptable to the PBGC, the Company would be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC. In the event the Company fails to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the pension plan. Although the Company is currently having discussions with the PBGC about a comprehensive restructuring of this $8,688,000 payment obligation, the Company is unable to offer any assurance that it will be able to discharge the pension plan funding obligation by August 15, 2013 or otherwise meet the PBGC’s requirements for securing or paying the undischarged amount, and the Company cannot offer any assurance that upon such inability it will be able to negotiate with the PBGC to obtain further relief. In addition, the Company may become subject to additional acceleration of its remaining accrued pension-related obligations to the pension plan if the Company closes certain additional facilities and further reduces its work force. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse impact on the Company’s financial condition.

Net periodic pension cost for 2013, 2012 and 2011 was comprised of the following components (in thousands):

	Year Ended April 30,
	2013	2012	2011

Interest cost on projected benefit obligation	$1,454	$1,681	$1,706
Expected return on assets	(1,596)	(1,675)	(1,565)
Plan expenses	226	220	227
Recognized net actuarial loss	1,802	1,145	1,155
Total cost recognized in pretax income	1,886	1,371	1,523
Cost recognized in pretax other comprehensive income	(1,185)	5,094	96
Net periodic pension cost	$701	$6,465	$1,619

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1,662,000, $0 and $0, respectively. Assumptions used in determining net periodic pension cost and the benefit obligations were:

	Year Ended April 30,
	2013	2012	2011

Discount rate used to determine net periodic pension cost	3.97%	5.05%	5.44%
Discount rate used to determine pension benefit obligation	3.47%	3.97%	5.05%
Expected long-term rate of return on assets on assets	8.00%	8.00%	8.00%

The following table sets forth changes in the pension plan’s benefit obligations and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheets (in thousands):

	April 30,
	2013	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$37,899	$34,550	$32,568
Interest cost	1,454	1,681	1,706
Actuarial (gain) loss	1,536	3,992	2,861
Benefits paid	(2,307)	(2,324)	(2,585)
Benefit obligation at end of year	$38,582	$37,899	$34,550

Change in plan assets:
Fair value of plan assets at beginning of year	$20,222	$21,931	$20,493
Company contributions	4,572	1,407	1,075
Actual return on plan assets	2,523	(568)	3,168
Benefits paid	(2,307)	(2,324)	(2,585)
Plan expenses	(233)	(224)	(220)
Fair value of plan assets at end of year	$24,777	$20,222	$21,931
Funded (underfunded) status:	$(13,805)	$(17,677)	$(12,619)

Recognition of underfunded status:
Accrued pension cost	$(13,805)	$(17,677)	$(12,619)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheet. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2013	2012	2011
Pre-tax accumulated comprehensive loss	$18,806	$19,991	$14,897

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2013 and 2012 (in thousands):

	Pension Benefits
	Pre-tax	Net of Tax

Accumulated comprehensive loss, May 1, 2011	$14,897	$9,140
Net actuarial loss	6,239	3,868
Amortization of net loss	(1,145)	(710)
Accumulated comprehensive loss, April 30, 2012	19,991	12,298
Net actuarial loss	617	383
Amortization of net loss	(1,802)	(1,117)
Accumulated comprehensive loss, April 30, 2013	$18,806	$11,564

The Company recorded, net of tax,  other comprehensive income of $734,000 in 2013, and other comprehensive losses of $3,158,000 in 2012 and $60,000 in 2011 to account for the net effect of changes to the unfunded pension liability.

The average asset allocation for the retirement plan by asset category was as follows:

	April 30,
	2013	2012
Equity securities	67%	76%
Fixed income securities	28	20
Other (principally cash and cash equivalents)	5	4
Total	100%	100%

The investment mix between equity securities and fixed income securities is based upon seeking to achieve a desired return by balancing more volatile equity securities and less volatile fixed income securities. Pension plan assets are invested in portfolios of diversified public-market equity securities and fixed income securities. The pension plan holds no securities of the Company. Investment allocations are made across a range of markets, industry sectors, capitalization sizes and, in the case of fixed income securities, maturities and credit quality. The Company has established long-term target allocations of approximately 78% for equity securities, 21% for fixed income securities and 1% for other.

The expected return on assets for the pension plan is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the pension plan is invested, as well as current economic and market conditions. The Company is currently using an 8.0% assumed rate of return for purposes of the expected return rate on assets for the development of net periodic pension costs for the pension plan.

The Company funds the pension plan in compliance with IRS funding requirements. The Company’s contributions to the pension plan totaled $4,572,000 (including $3,000,000 contributed as part of the August 2012 agreement with the PBGC discussed above), $1,407,000 and $1,075,000 in 2013, 2012 and 2011. The Company expects to make required contributions of approximately $784,000 to the pension plan in fiscal year 2014, in accordance with minimum funding requirements as computed by the plan actuary.

The amount of future annual benefit payments is expected to be between $2,400,000 and $2,600,000 in fiscal years 2014 through 2018, and an aggregate of approximately $11,600,000 is expected to be paid in the fiscal five-year period 2019 through 2023.

The Company has adopted the disclosure requirements in ASC 715, which requires additional fair value disclosures consistent with those required by ASC 820. The following is a description of the valuation methodologies used for pension plan assets measured at fair value:  Common stock – valued at the closing price reported on a listed stock exchange; Corporate bonds, debentures and government agency securities – valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flow; and U.S. Treasury – valued at the closing price reported in the active market in which the security is traded.

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

The following tables set forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2013 and 2012 (in thousands):

2013:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,251	$1,251	$-	$-
Investments at fair value:
Equity securities	16,669	16,669	-	-
Corporate bonds and debentures	6,215	-	6,215	-
U.S. Treasury and government agency securities	642	640	2	-
Total assets at fair value	$24,777	$18,560	$6,217	$-

2012:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$780	$780	$-	$-
Investments at fair value:
Equity securities	15,376	15,376	-	-
Corporate bonds and debentures	1,773	-	1,773	-
U.S. Treasury and government agency securities	2,293	1,624	669	-
Total assets at fair value	$20,222	$17,780	$2,442	$-

Savings and salary deferral plans

The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which participating employees contribute salary deductions. The Company also had a 401(k) plan for its Palm Coast employees. Effective November 15, 2012, the Company merged the Palm Coast plan with the Savings and Salary Deferral Plan resulting in one plan for the Company and its employees.

The Company may make discretionary matching contributions to the 401(k) plan, subject to the approval of the Company’s board of directors. Effective May 1, 2009, the Company suspended the matching contributions to the 401(k) plan.

Equity compensation plan

The Company adopted the 2006 Equity Compensation Plan in September 2006 that provides for the issuance of up to 400,000 shares of common stock of the Company pursuant to options, grants or other awards made under the plan. As of April 30, 2013, the Company had not issued any options, grants or other awards under the plan.

(12)         INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended April 30,
	2013	2012	2011
		(in thousands)
Current:
Federal	$(131)	$(370)	$(606)
State and local	11	114	4
	(120)	(256)	(602)
Deferred:
Federal	(1,334)	(505)	(2,277)
State and local	(305)	(135)	(333)
	(1,639)	(640)	(2,610)
Total provision (benefit) for income taxes	$(1,759)	$(896)	$(3,212)

The components of the net deferred income taxes are as follows:

	April 30,
	2013	2012
	(in thousands)
Deferred income tax assets:
State tax loss carryforwards	$3,927	$3,942
Accrued pension costs	3,827	4,927
U.S. Federal NOL carryforward	5,592	4,476
Canadian NOL carryforward	133	-
Vacation accrual	698	700
Intangibles and deductible goodwill	6,595	7,377
Real estate basis differences	2,523	1,045
Other	103	-
Total deferred income tax assets	23,398	22,467

Deferred income tax liabilities:
Reserve for periodical returns	(2,036)	(2,009)
Depreciable assets	(4,446)	(4,358)
Deferred gains on investment assets	(4,428)	(4,679)
Capitalized costs for financial reporting purposes, expensed for tax	(606)	(536)
Other	-	(315)
Total deferred income tax liabilities	(11,516)	(11,897)

Valuation allowance for realization of state tax loss carryforwards	(2,268)	(2,544)
Net deferred income tax asset	$9,614	$8,026

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company's actual tax provision:
	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Computed tax provision (benefit) at statutory rate	$(1,610)	$(713)	$(3,770)
Increase (reduction) in tax resulting from: State income taxes, net of federal income tax effect	(192)	(14)	(228)
Expiration of state NOLs	237	342	324
Change in valuation allowance	(276)	(338)	(281)
Adjustment for unrecognized tax benefits	(41)	(296)	(619)
Non-deductible goodwill impairment (see Note 14)	-	-	1,363
Meals and entertainment	45	47	54
Other	78	76	(55)
Actual tax provision (benefit)	$(1,759)	$(896)	$(3,212)

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates entirely to net operating loss carryforwards in states where the Company has no current operations. The remaining net operating loss carryforwards expire beginning in the fiscal years ending April 30, 2014 through April 30, 2034. The state net operating loss carryforwards of $97,943,000 expire in future fiscal years as follows: 2014 - $6,000; 2015 - $954,000; 2016 - $729,000; 2017 - $2,468,000; 2018 - $939,000; and thereafter - $92,847,000.

The Company has a U.S. federal net operating loss carryforward of approximately $16,500,000 of which approximately $5,000,000 resulted from the purchase of Palm Coast which will begin to expire in the fiscal year ending April 30, 2026. In addition, $12,606,000 of goodwill associated with the Palm Coast acquisition remains amortizable as of April 30, 2013. The Company also has a Canadian net operating loss carryforward of approximately $700,000 which will begin to expire in the fiscal year ending April 30, 2032.

The Company is subject to U.S. federal income taxes, and also to various state and local income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. During the quarter ended October 31, 2012, the Company reached a settlement with the Internal Revenue Service with respect to an examination of its fiscal 2010 and 2005 federal tax returns. As a result, the Company paid $597,000 in taxes related to (i) deferred gains on investment assets not previously recognized and (ii) the timing of certain deductible expenses, and accrued $33,000 of interest related to this payment. The Company charged $589,000 to previously accrued current and deferred income tax liabilities and $41,000 to the income tax provision in the accompanying consolidated financial statements as a result of this settlement.

The Company is currently undergoing an examination of its fiscal 2011 U.S. federal tax returns by the Internal Revenue Service. The Company is not under examination by any other tax authorities with respect to its income tax returns. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2009 are no longer subject to examination due to the expiration of the statute of limitations.

ASC 740-10 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following table summarizes the beginning and ending gross amount of unrecognized tax benefits (in thousands):
	2013	2012
Gross unrecognized tax benefits at beginning of year	$1,741	$2,384
Gross increases:
Additions based on tax positions related to current year	-	-
Additions based on tax positions of prior years	-	-
Gross decreases:
Reductions based on tax positions of prior years	(217)	(302)
Reductions based on the lapse of the applicable statute of limitations	(8)	(341)
Gross unrecognized tax benefits at end of year	$1,516	$1,741

The total tax effect of gross unrecognized tax benefits at April 30, 2013 and 2012 was $58,000 and $66,000 which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months. The Company has elected to include interest and penalties in its income tax expense. The total amount of interest payable recognized in the accompanying consolidated balance sheets was $134,000 at April 30, 2013 and $171,000 at April 30, 2012. No amount has been accrued for penalties. In 2013 and 2012, the Company recognized net credits of $37,000 and $55,000 to its income tax provision related to interest, which resulted from the reduction of unrecognized tax benefits due to the expiration of the statute of limitations, offset in part by interest accrued for existing uncertain tax positions.

(13)         SHAREHOLDERS’ EQUITY:

The Company recorded other comprehensive income of $734,000 in 2013, and other comprehensive losses of $3,158,000 in 2012 and $60,000 in 2011 to account for the net effect of changes to the unfunded pension liability (see Note 11).

(14)         IMPAIRMENT OF ASSETS:

Real Estate – During 2013, certain real estate with carrying amounts of $4,949,000 was written down to its fair value of $3,466,000, less estimated costs to sell, resulting in an impairment charge of $1,511,000. During 2012, the carrying value of certain real estate consisting of take-back lots located in Rio Rancho was adjusted from $1,734,000 to fair value of $1,174,000, less estimated costs to sell, resulting in an impairment charge of $570,000. During 2011, the carrying value of certain real estate consisting of take-back and re-purchased lots located in Rio Rancho was adjusted from $12,172,000 to fair value of $7,022,000, less estimated costs to sell, resulting in an impairment charge of $5,209,000. In addition, during 2011, (i) certain real estate located in Colorado with a carrying amount of $4,133,000 was adjusted to its fair value of $3,010,000, less estimated costs to sell, resulting in an impairment charge of $1,168,000, and (ii) an impairment reserve of $450,000 was charged against a delinquent mortgage receivable note with a face amount of $901,000 as a result of the impairment of the underlying real estate collateral. The real estate impairment charges were the result of current appraisals that showed deterioration in the fair market values of the properties from the prior year and were included in results of operations for the applicable year.

Goodwill – The Company recorded a non-cash impairment charge related to all of the goodwill of its Newsstand Distribution Services business of $3,893,000 in 2011. The primary reasons for the goodwill impairment charge were the decrease in the Company’s total market capitalization to an amount that was less than its shareholders’ equity as of April 30, 2011 and the continued uncertainty of revenue trends in the newsstand distribution industry. The operating results and uncertain future expectations reflected the well-publicized decline in the magazine publishing industry, which represents the Newsstand Distribution Services business’s customer base, as well as the recession that impacted the U.S. economy and consumers and the uncertainty about the economy’s future at that time. There were no previous goodwill impairment charges recorded for the Newsstand Distribution Services business. The $3,893,000 goodwill impairment charge created a permanent tax difference of $1,363,000 (see Note 12). The impairment charge was included in results of operations for 2011.

(15)         OPERATING EXPENSES - OTHER:

Operating expenses – other in the accompanying 2012 and 2011 financial statements includes credits and charges to operations for (i) a project in which the Company consolidated its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida, and (ii) a warehouse leased by a Kable subsidiary in Oregon, Illinois and its contents which were totally destroyed by fire in December 2007. The Company recorded a credit of $73,000 in 2012 as a result of the sale of a building resulting from the consolidation project and net charges of $516,000 in 2011 related to consolidation project and fire recovery costs. There were no items of income or expense related to the consolidation project or the warehouse fire during 2013.

(16)         COMMITMENTS AND CONTINGENCIES:

Non-cancelable leases

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2013, 2012 and 2011 was approximately $3,022,000, $3,035,000 and $3,334,000. The total minimum rental commitments of $3,130,000 for fiscal years subsequent to April 30, 2013 are due as follows: 2014 - $1,571,000; 2015 - $840,000; 2016 - $696,000; 2017 - $23,000; 2018 and thereafter - none.

AMREP Southwest

In connection with certain individual home site sales made prior to 1977 at Rio Rancho, New Mexico, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, AMREP Southwest is obligated to exchange a lot in an area then serviced by such utilities for the lot of the purchaser, without cost to the purchaser. AMREP Southwest has not incurred significant costs related to the exchange of lots.

AMREP Southwest has bonds outstanding for future development commitments in Rio Rancho of approximately $3,100,000.

(17)         LITIGATION:

In March 2009, a civil action was commenced against the Company’s wholly-owned subsidiary in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al. Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines. Anderson has alleged that magazine publishers and distributors, including the Company’s subsidiary, Kable Distribution conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort. Anderson has asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy. Damages have not been quantified, but would presumably be alleged to be substantial. Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel. The amended complaint in the lawsuit was filed on September 7, 2012. On September 24, 2012, Kable Distribution filed its answer to the amended complaint denying all allegations of wrongdoing against it. Discovery in the case is continuing. Kable Distribution is vigorously defending the lawsuit. The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses.

On July 11, 2011, Kable Distribution was served with a summons and complaint in a lawsuit entitled Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC brought in the Tribunal de Primera Instancia, Sala de San Juan, in Puerto Rico. Kable Distribution’s co-defendant, Island Periodicals Puerto Rico, LLC, is a sub-distributor of magazines for Kable Distribution in Puerto Rico, a position formerly held by plaintiff. In the lawsuit, plaintiff has alleged that the termination by Kable Distribution of plaintiff’s former sub-distributorship arrangement with Kable Distribution was in breach of a contract between them, and therefore in violation of Puerto Rico Law 75, a statute that provides remedies to a dealer in property for the unjustified termination of its dealership arrangement. Plaintiff is seeking damages from Kable Distribution in the amount of $2,000,000 and injunctive relief. In September 2012, an intermediate appellate court reversed the previous decision of the lower court denying the plaintiff’s request for a preliminary injunction restoring the plaintiff as Kable Distribution’s subdistributor while the lawsuit continues. The defendants have appealed the intermediate appellate court’s action to the Puerto Rico Supreme Court and issuance of the preliminary injunction has been stayed pending the outcome of the appeal. Kable Distribution’s co-defendant has agreed to indemnify it against the claims asserted by plaintiff. Kable Distribution is vigorously defending the lawsuit. The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses or whether the co-defendant will be able to indemnify the Company.

On March 29, 2013, Kable Distribution, Kable Media Services, Inc. and Kable News Company, Inc. (collectively, the “Kable Patent Defendants”) were named in the fourth amended complaint for patent infringement in the United States District Court for the District of Utah, Central Division in a lawsuit entitled Etagz, Inc. v. Berkeley Publications, Inc., et al. On April 1, 2013, the Kable Patent Defendants were notified that they had been named as defendants in the lawsuit and received service of process of the complaint on May 10, 2013. The Kable Patent

Defendants are accused of infringing certain patents owned by Etagz, Inc. in connection with the distribution of certain DVDs and magazines published by Berkeley Publications, Inc., one of the co-defendants in the lawsuit. Berkeley Publications, Inc. has agreed to indemnify the Kable Patent Defendants against the claims asserted by plaintiff. The Kable Patent Defendants are vigorously defending the lawsuit. The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses or whether the co-defendant will be able to indemnify the Company.

The Company and its subsidiaries are involved in various other claims and legal actions arising in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

(18)         ACQUISITION:

On December 31, 2012, FulCircle, a newly-formed wholly-owned subsidiary of Palm Coast, acquired the business and certain assets and assumed certain liabilities of FulCircle, Inc., a privately-held Colorado-based company engaged in the marketing strategy, call center service, product distribution and operational solutions businesses. The acquisition of assets is expected to allow the Company’s Media Services business to move further into non-publishing relationships.

The consideration paid for the net assets was $1,833,000, which consisted of a $1,123,000 cash payment to the seller which was financed from working capital, $400,000 that was placed in escrow in accordance with the terms of the asset purchase agreement and a contingent purchase price payment liability with an estimated fair value of $310,000. The contingent purchase price payment could be up to $1,000,000 depending on whether certain revenue targets are achieved by FulCircle during the 2013 calendar year. At the acquisition date, the Company estimated the fair value of the liability for the contingent purchase payment based on its estimate of FulCircle achieving a certain level of revenues for calendar year 2013. Subsequently, the Company determined that FulCircle is not likely to achieve the revenue forecast and, as such, in accordance with ASC 805, the contingent consideration was re-measured to a fair value of zero and the previously recorded liability of $310,000 was reversed and recognized as income during the fourth quarter of 2013.

The acquisition has been accounted for as a business combination. The purchase price has been preliminarily applied as follows: Property, plant and equipment - $401,000, Intangible assets, including customer contracts and relationships - $2,048,000 (which is subject to measurement period adjustments) and Other liabilities - $616,000. The results of operations of FulCircle have been included in the Subscription Fulfillment Services business segment in the accompanying consolidated financial statements since the acquisition date of December 31, 2012.

(19)         INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT
INDUSTRY SEGMENTS:

The Company has identified four reportable segments in which it currently has business operations. The Company’s Media Services business has three identified segments: (i) Subscription Fulfillment Services, (ii) Newsstand Distribution Services and (iii) Product Packaging and Fulfillment Services and Other. Subscription Fulfillment Services operations involve the performance of subscription fulfillment and other related services on behalf of publishers and other customers. Newsstand Distribution Services operations involve the national and, to a small degree, international distribution and sale of periodicals to wholesalers. Product Packaging and Fulfillment Services and Other involve the performance of product fulfillment services, repackaging and temporary staffing activities. Real Estate operations primarily include land sales activities, which involve the obtaining of approvals and the sale of both developed and undeveloped lots to homebuilders, commercial users and others, as well as investments in commercial and investment properties. Certain common expenses as well as identifiable assets are allocated among industry segments based upon management’s estimate of each segment’s absorption. Other revenues and expenses not identifiable with a specific segment are shown as a separate segment in this presentation.

The accounting policies of the segments are the same as those described in Note 1. Summarized data relative to the industry segments in which the Company has continuing operations is as follows (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other (Kable)	Real Estate Operations	Corporate and Other	Consolidated
Year ended April 30, 2013 (a):
Revenues (d)	$57,472	$8,867	$15,766	$1,167	$(271)	$83,001

Net income (loss) (d)	$82	$(809)	$711	$(4,270)	$1,448	$(2,838)
Provision (benefit) for income taxes	176	(620)	422	(2,475)	738	(1,759)
Interest expense (income), net (b)	2,118	(1,434)	107	2,224	(1,504)	1,511
Depreciation and amortization	2,941	373	223	81	144	3,762
Impairment of assets	-	-	-	1,511	-	1,511
EBITDA (c)	$5,317	$(2,490)	$1,463	$(2,929)	$826	$2,187

Total assets	$55,949	$44,850	$4,237	$88,082	$2,738	$195,856
Capital expenditures	$702	$287	$60	$-	$-	$1,049

Year ended April 30, 2012 (a):
Revenues	$62,230	$9,127	$12,090	$2,171	$(258)	$85,360

Net income (loss)	$380	$(227)	$70	$(2,405)	$1,039	$(1,143)
Provision (benefit) for income taxes	272	241	(31)	(1,864)	486	(896)
Interest expense (income), net (b)	2,224	(1,467)	137	1,687	(1,178)	1,403
Depreciation and amortization	3,964	530	256	81	148	4,979
Impairment of assets	-	-	-	570	-	570
EBITDA (c)	$6,840	$(923)	$432	$(1,931)	$495	$4,913

Total assets	$56,392	$46,519	$4,769	$86,966	$8,393	$203,039
Capital expenditures	$735	$301	$37	$-	$-	$1,073

Year ended April 30, 2011 (a):
Revenues	$73,618	$11,030	$10,315	$2,123	$(249)	$96,837

Net income (loss)	$1,902	$(3,931)	$13	$(5,764)	$219	$(7,561)
Provision (benefit) for income taxes	696	324	47	(4,292)	13	(3,212)
Interest expense (income), net (b)	2,317	(1,261)	103	1,385	(779)	1,765
Depreciation and amortization	4,797	615	253	82	152	5,899
Impairment of assets	-	3,893	-	6,827	-	10,720
EBITDA (c)	$9,712	$(360)	$416	$(1,762)	$(395)	$7,611

Total assets	$61,027	$31,132	$4,304	$85,122	$8,455	$190,040
Capital expenditures	$997	$-	$13	$-	$2	$1,012

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

(d)	The Subscription Fulfillment Services business includes $1,759,000 of revenues and a $208,000 net loss from the operations of FulCircle for the four month period ended April 30, 2013.

(20)         SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	(In thousands, except per share amounts)
	Quarter Ended

Year ended April 30, 2013:	July 31, 2012 (a)	October 31, 2012	January 31, 2013 (b)	April 30, 2013 (c)
Revenues	$19,596	$21,317	$21,752	$20,336
Gross profit	$2,752	$3,974	$3,303	$841
Net income (loss)	$(608)	$276	$3	$(2,509)

Earnings (loss) per share – basic and diluted	$(0.10)	$0.05	$0.00	$(0.42)

Year ended April 30, 2012:	July 31, 2011	October 31, 2011	January 31, 2012(d)	April 30, 2012 (e)
Revenues	$21,493	$23,351	$21,424	$19,092
Gross profit	$3,254	$5,425	$2,721	$1,644
Net income (loss)	$(279)	$1,083	$(316)	$(1,631)

Earnings (loss) per share – basic and diluted	$(0.05)	$0.18	$(0.05)	$(0.27)

(a)	Includes after tax, non-cash impairment charges of $106,000 (or $0.01 per share) in 2013.
(b)	Includes tax benefits of $85,000 (or $0.01 per share) in 2013 from the recognition of previously unrecognized tax benefits.
(c)	Includes after tax, non-cash impairment charges of $845,000 (or $0.14 per share) and an after tax reserve for doubtful accounts receivable of $1,260,000 (or $0.21 per share) in 2013.
(d)	Includes tax benefits of $382,000 (or $0.06 per share) in 2012 from the recognition of previously unrecognized tax benefits.
(e)	Includes after tax, non-cash impairment charge of $359,000 (or $0.06 per share) in 2012.

(21)         SUBSEQUENT EVENTS:

On June 27, 2013, the Company completed a rights offering to holders of the Company’s common stock. As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised net proceeds of approximately $7,100,000, net of expenses of approximately $400,000. The net proceeds of the offering are intended to be used for corporate and working capital purposes, which may include satisfaction of a portion (currently estimated to be $3,000,000) of the Company’s obligation to the PBGC with respect to the Company’s pension plan (see Note 11).

On July 3, 2013, the Company’s Subscription Fulfillment Services business received notice that a significant customer contract would not be renewed upon its scheduled expiration in February 2015.  This customer contract represented approximately 15.6% of revenues for the Company’s Subscription Fulfillment Services business for the year ended April 30, 2013 (or 10.8% of the Company’s consolidated revenues for that period), and the loss of this revenue following the expiration of the contract in February 2015 could have a material adverse effect on the Company’s Subscription Fulfillment Services business, financial condition and results of operations.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other persons whose certifications accompany this annual report, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other persons have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9B.                 Other Information

None

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “2013 Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant”.

Item 11.                  Executive Compensation

The information set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement is incorporated herein by reference.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “The Board of Directors and its Committees” and “Certain Transactions” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.                  Principal Accounting Fees and Services

The information set forth under the subheadings “Audit Fees” and “Pre-Approval Policies and Procedures” in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules

(a)                              1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this report:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 16, 2013 – McGladrey LLP

•	Consolidated Balance Sheets - April 30, 2013 and 2012

•	Consolidated Statements of Operations for the Three Years Ended April 30, 2013

•	Consolidated Statements of Comprehensive Income for the Three Years Ended April 30, 2013

•	Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2013

•	Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2013

•	Notes to Consolidated Financial Statements

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

Dated: July 16, 2013
By: /s/ Peter M. Pizza
Peter M. Pizza
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Duloc Michael P. Duloc*	Chief Executive Officer of Palm Coast Data LLC and Kable Media Services, Inc. (Co-Principal Executive Officer)	July 16, 2013

/s/ Peter M. Pizza Peter M. Pizza	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 16, 2013

/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 16, 2013

/s/ Lonnie A. Coombs Lonnie A. Coombs	Director	July 16, 2013

/s/ Theodore J. Gaasche Theodore J. Gaasche*	Director (Co-Principal Executive Officer)	July 16, 2013

/s/ Albert V. Russo Albert V. Russo	Director	July 16, 2013

/s/ Samuel N. Seidman Samuel N. Seidman	Director	July 16, 2013

/s/ Jonathan B. Weller Jonathan B. Weller	Director	July 16, 2013

*The Registrant is a holding company which does substantially all of its business through three indirect wholly-owned subsidiaries (and their subsidiaries). These indirect wholly-owned subsidiaries are Palm Coast Data LLC (“Palm Coast”), Kable Media Services, Inc. (“Kable”) and AMREP Southwest Inc. (“ASW”). The Registrant has no chief executive officer. Michael P. Duloc is the Chief Executive Officer of Palm Coast and Kable. Theodore J. Gaasche, in his capacity as Vice Chairman of the Executive Committee of the Registrant’s Board of Directors, oversees the operations of ASW.

EXHIBIT INDEX
NUMBER	ITEM
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-3 filed March 21, 2007)
3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed December 12, 2012)
4.1
Revolving Credit and Security Agreement dated May 13, 2010, by and among Kable Media Services, Inc., Kable Distribution Services, Inc., Kable Product Services, Inc., Kable News Company, Inc., Palm Coast Data Holdco, Inc., Kable Staffing Resources LLC, Kable Specialty Packaging Services LLC, Kable News International, Inc., Kable Fulfillment Services, Inc. and Palm Coast Data LLC, and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 18, 2010)

4.2
Amendment, dated July 18, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, by and among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed July 26, 2012)

4.3
First Amendment, dated October 1, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 2, 2012)

4.4
Second Amendment and Joinder, dated December 31, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2013)

4.5
Third Amendment, dated April 2, 2013, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013)

4.6	Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 22, 2009)
4.7
$22,500,000 Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.8
First Amendment, dated April 29, 2011, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.9
First Modification, dated April 29, 2011, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.10
Second Amendment, dated August 24, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.11
Second Modification, dated August 24, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.12
Third Amendment, dated November 19, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.13
Third Modification, dated November 19, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

10.1	(a)
Amended and Restated Distribution Agreement, dated July 1, 2008, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009)

10.2	(a)
First Amendment, dated February 14, 2011, to the Amended and Restated Distribution Agreement, dated July 1, 2008, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed July 21, 2011)

10.3
Tolling and Forbearance Agreement, dated August 13, 2012, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 14, 2012)

10.4	(b)
2006 Equity Compensation Plan. (Incorporated by reference to Appendix B to Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006)

10.5	(b)	Incentive compensation plan for Michael P. Duloc for fiscal 2012. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 13, 2012)
10.6	(a)(b)	Incentive compensation plan for Michael P. Duloc for fiscal 2013. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 12, 2012)
21	(c)	Subsidiaries of Registrant.
23	(c)	Consent of McGladrey LLP.
31.1	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	(c)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

____________________
(a)  Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(b)  Management contract or compensatory plan or arrangement in which directors or officers participate.
(c)  Filed herewith.