Form 10-Q
period 2013-07-31
AMREP CORP.
filed 2013-09-13
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 31, 2013

OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to  ______________________

Commission File Number        1-4702

AMREP Corporation
(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300 Alexander Park, Suite 204, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (609) 716-8200

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 13, 2013 – 7,195,454.

AMREP CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets
July 31, 2013 (Unaudited) and April 30, 2013	1

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended July 31, 2013 and 2012	2

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended July 31, 2013 and 2012	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 6. Exhibits	21

SIGNATURE	22

EXHIBIT INDEX	23

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except par value and share amounts)

ASSETS	July 31, 2013	April 30, 2013
	(Unaudited)

Cash and cash equivalents	$21,867	$13,714
Receivables, net:
Media Services operations	51,594	47,203
Real estate operations and corporate	104	107
	51,698	47,310

Real estate inventory, net	73,733	73,906
Investment assets, net	10,876	10,876
Property, plant and equipment, net	24,817	25,286
Intangible and other assets, net	13,972	14,975
Taxes receivable	78	175
Deferred income taxes, net	10,029	9,614
TOTAL ASSETS	$207,070	$195,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, net and accrued expenses	$82,097	$85,340
Notes payable:
Amounts due within one year	138	144
Amounts due beyond one year	12,764	4,827
Amounts due to related party – due beyond one year	15,981	16,007
	28,883	20,978

Other liabilities	3,205	3,192
Accrued pension cost	13,885	13,805
TOTAL LIABILITIES	128,070	123,315

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000;
shares issued – 7,420,704 at July 31, 2013 and April 30, 2013	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	47,937	63,920
Accumulated other comprehensive loss, net	(11,564)	(11,564)
Treasury stock, at cost; 225,250 shares at July 31, 2013 and 1,424,492 at April 30, 2013	(4,215)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	79,000	72,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$207,070	$195,856

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended July 31, 2013 and 2012
(Amounts in thousands, except per share amounts)

	2013	2012
REVENUES:
Media Services operations	$20,278	$19,588
Real estate land sales	228	-
Interest and other	3	8
	20,509	19,596
COSTS AND EXPENSES:
Real estate land sales	190	-
Operating expenses:
Media Services operations	17,728	16,367
Real estate taxes and other	497	477
Real estate selling and commissions	58	54
General and administrative:
Media Services operations	1,809	2,089
Real estate operations and corporate	851	1,072
Impairment of assets	-	169
Interest expense	465	327
	21,598	20,555
LOSS BEFORE INCOME TAXES	(1,089)	(959)

BENEFIT FOR INCOME TAXES	(402)	(351)
NET LOSS	(687)	(608)

RETAINED EARNINGS, beginning of period	63,920	66,758
Issuance of common stock from treasury shares	(15,296)	-
RETAINED EARNINGS, end of period	$47,937	$66,150

LOSS PER SHARE – BASIC AND DILUTED	$(0.11)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,374	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended July 31, 2013 and 2012
(Amounts in thousands)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(687)	$(608)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	-	169
Depreciation and amortization	922	956
Non-cash credits and charges:
Pension accrual	330	470
Provision for doubtful accounts	24	19
Changes in assets and liabilities:
Receivables	(4,412)	(7,235)
Real estate inventory and investment assets	173	(78)
Intangible and other assets	604	345
Accounts payable and accrued expenses	(3,243)	(498)
Taxes receivable and payable	97	(72)
Deferred income taxes and other liabilities	(402)	(351)
Accrued pension costs	(250)	(710)
Total adjustments	(6,157)	(6,985)
Net cash used in operating activities	(6,844)	(7,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(54)	(30)
Net cash used in investing activities	(54)	(30)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	7,146	-
Proceeds from debt financing	7,959	2,439
Principal debt payments	(54)	(657)
Net cash provided by financing activities	15,051	1,782
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,153	(5,841)
CASH AND CASH EQUIVALENTS, beginning of period	13,714	27,847

CASH AND CASH EQUIVALENTS, end of period	$21,867	$22,006

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$452	$456
Income taxes paid (refunded), net	$(97)	$72

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended July 31, 2013 and 2012

(1)           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC and its subsidiary (“Palm Coast”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. On December 31, 2012, a newly-formed wholly-owned subsidiary of Palm Coast, FulCircle Media, LLC (“FulCircle”), acquired certain assets from a third party. The results of this subsidiary are included in the Subscription Fulfillment Services business since December 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain 2013 balances in the accompanying financial statements have been reclassified to conform to the current year presentation with no effect on the net loss or shareholders’ equity.

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2014 and 2013 are to the fiscal years ending April 30, 2014 and 2013 and all references to the first quarter of 2014 and 2013 mean the fiscal three month period ended July 31, 2013 and 2012.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2013, which was filed with the SEC on July 16, 2013 (the “2013 Form 10-K”).

(2)           RECEIVABLES

Receivables, net consist of the following accounts receivable (in thousands):

	July 31, 2013	April 30, 2013
Media Services operations:
Subscription Fulfillment Services	$11,811	$12,751
Newsstand Distribution Services, net of estimated returns	38,550	33,956
Product Packaging and Fulfillment Services and Other	3,436	2,675
	53,797	49,382
Less allowance for doubtful accounts	(2,203)	(2,179)
	$51,594	$47,203

Real estate operations and corporate:
Mortgage note and other	$104	$107

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $72,916,000 and $75,897,000 at July 31, 2013 and April 30, 2013.

(3)           INVESTMENT ASSETS

Investment assets, net consist of the following (in thousands):

	July 31, 2013	April 30, 2013
Land held for long-term investment	$10,552	$10,552

Other	753	753
Less accumulated depreciation and reserves	(429)	(429)
	324	324
	$10,876	$10,876

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

(4)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	July 31,	April 30,
	2013	2013
Land, buildings and improvements	$29,406	$29,500
Furniture and equipment	23,869	23,736
	53,275	53,236
Less accumulated depreciation	(28,458)	(27,950)
	$24,817	$25,286

(5)            INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	July 31, 2013		April 30, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Deferred order entry costs	$1,205	$-	$1,278	$-
Prepaid expenses	3,211	-	3,859	-
Customer contracts and relationships	17,048	8,271	17,048	7,917
Other	1,163	384	1,074	367
	$22,627	$8,655	$23,259	$8,284

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period. Customer contracts and relationships are amortized on a straight line basis over twelve years.

 (6)           ACCOUNTS PAYABLE, NET AND ACCRUED EXPENSES

Accounts payable, net and accrued expenses consist of the following (in thousands):

	July 31, 2013	April 30, 2013
Publisher payables, net	$70,582	$75,257
Accrued expenses	3,872	1,897
Trade payables	2,302	3,275
Other	5,341	4,911
	$82,097	$85,340

Newsstand Distribution Services accounts payable are net of estimated magazine returns of $69,635,000 and $72,275,000 at July 31, 2013 and April 30, 2013.

The Company’s Media Services businesses operate with negative working capital ($16,900,000 at July 31, 2013) primarily through liquidity provided by one significant customer contract that expires in June 2014. The negative working capital of the Company’s Media Services businesses represents the net payment obligation due to this customer and certain other third parties. On May 26, 2013, the Company’s Newsstand Distribution Services business, which is part of the Company’s Media Services businesses, received notice that this customer contract would not be renewed upon its scheduled expiration in June 2014. The Company’s Newsstand Distribution Services business is evaluating its ability to pay the net payment obligation represented by the negative working capital (approximately $13,151,000 as of July 31, 2013, which amount will vary from period to period based on the level of magazine distribution for this customer and utilization of the Media Services Credit Facility (defined below)) upon expiration of the contract. The Company’s Newsstand Distribution Services business currently does not have sufficient capital to fund in full or refinance this obligation, and it may be unable to pay such amount and obtain other sources of working capital absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain capital to pay such obligation or to obtain other sources of working capital could have a material adverse effect on the Company’s business, financial condition and results of operations.

(7)           NOTES PAYABLE

Notes payable consist of the following (in thousands):

	July 31, 2013	April 30, 2013
Credit facilities:
Media Services operations	$8,586	$620
Real estate operations	15,981	16,007
Other notes payable	4,316	4,351
	$28,883	$20,978

Media Services – Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum fixed charge coverage ratio. Borrowings under the Media Services Credit Facility are being used for Media Services’ working capital needs and general business purposes and, subject to the minimum fixed charge coverage ratio required by the Media Services Credit Facility being at least at a stated level, may also be used to provide payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent company that is not a party to the Media Services Credit Facility. The Media Services Credit Facility matures May 12, 2015. At July 31, 2013, the borrowing availability under the Media Services Credit Facility was $13,028,000, and there was $8,586,000 outstanding against this availability, which was the highest amount borrowed during the quarter.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select. Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3% or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%). Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition. The interest rate on outstanding borrowings at July 31, 2013 was 3.19%.

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

Real Estate - AMREP Southwest had a bank loan scheduled to mature on September 1, 2012 that, at August 13, 2012, had an outstanding principal balance of $16,214,000. The loan bore fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR plus 3.5%, but not less than 5%, and required that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments. The loan was secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho, New Mexico and required that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan. The loan was subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent company beyond a stated management fee.

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

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan. Under the terms of the loan as now in effect, it matures on December

1, 2017, bears interest payable monthly at 8.5% per annum and is secured by its original collateral (the “originally mortgaged land”) and by additional collateral (the “newly mortgaged land”) comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho  on December 1, 2012 and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale. The total book value of the real property collateralizing the loan was approximately $71,790,000 as of July 31, 2013. A sale transaction by AMREP Southwest of the newly mortgaged land for more than $50,000 or of any originally mortgaged land, other than land zoned and designated as a residential classification, for more than $100,000 requires the approval of the New Lender. Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this facility. The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, including a covenant restricting AMREP Southwest from making distributions and other payments to its parent company beyond a stated management fee, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan. At July 31, 2013, the outstanding principal of the loan was $15,981,000.

Other notes payable consist of a $4,292,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $24,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%. The amount of Other notes payable due within one year totals $138,000.

(8)           OTHER LIABILITIES

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds. As of April 30, 2013, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. During 2013, the State of Florida made a demand of Palm Coast to repay approximately $1,305,000 of the $3,000,000 incentive award for calendar years 2010, 2011 and 2012 while $1,222,000 of award monies and accrued interest for 2013 and 2014 remain open.  The Company is unable to offer any assurance as to whether or when the requested repayment amount, in whole or in part, will be returned to the State of Florida.

(9)           FAIR VALUE MEASUREMENTS

The Financial Instruments Topic of the Financial Accounting Standards Board Accounting Standards Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Topic excludes all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions are used in estimating fair value disclosure for financial instruments.  The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it re-prices when market interest rates change.

The estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $34,000 and $35,000 at July 31, 2013 and April 30, 2013 and was the approximate carrying amount at those dates.  At July 31, 2013 and April 30, 2013, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $16,496,000 and $17,000,000 compared with carrying amounts of $20,297,000 and $20,358,000.

(10)         PENSION PLAN

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004.  Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012.  The agreement also provided that if, before August 15, 2013, the Company was unable to pay the remaining $8,688,000 liability or adequately secure it with collateral acceptable to the PBGC, the Company would be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC.  In the event the Company failed to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the pension plan. Separately, the Company made contributions to the Plan of $426,000 in excess of the minimum funding requirements for 2012.

On August 30, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with the PBGC. In the Settlement Agreement, the PBGC has agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company has agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013 and (b) to provide first lien mortgages on certain real property with a current aggregate appraised value of $10,039,000 in favor of the PBGC to secure the unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgage was approximately $8,121,000 as of July 31, 2013.  In addition, the PBGC has agreed to credit the $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after the $3,243,000 payment referred to above, the remaining accelerated funding liability is $5,019,000.

On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accelerated funding liability then outstanding, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. The mortgages in favor of the PBGC will be discharged following the termination date of the Settlement Agreement. In connection with the Settlement Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements, including making all required minimum funding contributions to its pension plan. The Company’s failure to comply with its obligations under the Settlement Agreement may result in an event of default, which would permit the PBGC to repossess, sell or foreclose on the properties that have been mortgaged in favor of the PBGC.

If the Company complies with the terms of the Settlement Agreement, including making all required minimum funding contributions to its pension plan and any payments required due to any shortfall in the appraised value of the mortgages described above, the Company will not be required to make any further cash payments to its pension plan with respect to the remaining accelerated funding liability.

The Settlement Agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the Settlement Agreement, the PBGC will be deemed to have released and discharged the Company and any other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The Settlement Agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse impact on the Company’s financial condition.

(11)         INCOME TAXES

The total tax effect of gross unrecognized tax benefits at July 31, 2013 and April 30, 2013 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

 (12)        SHAREHOLDERS’ EQUITY

On July 3, 2013, the Company completed a rights offering to holders of the Company’s common stock.  As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised proceeds of $7,146,000, net of expenses of approximately $350,000.  The net proceeds of the offering are intended to be used for corporate and working capital purposes, including the payment of $3,243,000 to satisfy a portion of the Company’s obligation to the PBGC with respect to the Company’s pension plan (Note 10).  The shares of common stock were issued from the Company’s treasury stock, which resulted in a reduction of the recorded values of retained earnings and treasury stock by $15,296,000 and $22,442,000.

(13)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three month period ended July 31, 2013 and 2012 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other	Real Estate Operations	Corporate and Other	Consolidated
Three months ended July 31, 2013 (a):
Revenues	$13,993	$1,985	$4,300	$301	$(70)	$20,509

Net income (loss)	(564)	167	181	(911)	440	(687)
Provision (benefit) for income taxes	(331)	119	106	(535)	239	(402)
Interest expense (income), net (b)	534	(341)	19	678	(425)	465
Depreciation and amortization	757	51	57	21	36	922
EBITDA (c)	$396	$(4)	$363	$(747)	$290	$298

Total assets	$54,114	$50,881	$4,743	$88,255	$9,077	$207,070
Capital expenditures	$35	$13	$6	$-	$-	$54

Three months ended July 31, 2012 (a):
Revenues	$13,602	$2,339	$3,647	$74	$(66)	$19,596

Net income (loss)	(243)	152	127	(965)	321	(608)
Provision (benefit) for income taxes	(143)	113	75	(564)	168	(351)
Interest expense (income), net (b)	527	(353)	27	486	(360)	327
Depreciation and amortization	736	103	61	20	36	956
Impairment of assets	-	-	-	169	-	169
EBITDA (c)	$877	$15	$290	$(854)	$165	$493

Total assets	$54,959	$49,977	$5,009	$86,956	$6,518	$203,419
Capital expenditures	$30	$-	$-	$-	$-	$30

(a)
Revenue information provided for each segment includes amounts grouped as Interest and other in the accompanying statements of operations. Corporate revenue is net of an intercompany revenue elimination.

(b)	Interest expense (income), includes inter-segment interest income that is eliminated in consolidation.

(c)
The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition
                and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC and its subsidiary (“Palm Coast”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast and Kable are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. (“AMREP

Southwest”) and its subsidiaries. On December 31, 2012, a newly-formed wholly-owned subsidiary of Palm Coast, FulCircle Media, LLC (“FulCircle”), acquired certain assets from a third party. The results of this subsidiary are included in the Subscription Fulfillment Services business since December 31, 2012. The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.  Many of the amounts and percentages presented in this section have been rounded for convenience of presentation.  Unless otherwise qualified, all references to 2014 and 2013 are to the fiscal years ending April 30, 2014 and 2013 and all references to the first quarter of 2014 and 2013 mean the fiscal three month periods ended July 31, 2013 and 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2013 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company’s annual report on Form 10-K for the year ended April 30, 2013 (the “2013 Form 10-K”). The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in the 2013 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2013 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2013 Form 10-K.  The Company did not adopt any accounting policy in the first quarter of 2014 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2014, the Company recorded a net loss of $687,000, or $0.11 per share, compared to a net loss of $608,000, or $0.10 per share, in the first quarter of 2013.  The results for the first quarter of 2013 included a pre-tax, non-cash impairment charge of $169,000 ($107,000 after tax, or $0.02 per share), reflecting the write-down of a real estate investment asset.  Revenues were $20,509,000 in the first quarter of 2014 compared to $19,596,000 for the same period in the prior year.

Revenues from the Company’s Media Services operations increased from $19,588,000 for the first quarter of 2013 to $20,278,000 for the same period in 2014.  The increase in revenues was due to the addition of FulCircle, whose revenues in the first quarter of 2014 totaled $1,359,000.  The other Media Services companies had a combined $669,000 net decrease in revenues for the first quarter of 2014 as compared to the first quarter of 2013.  Magazine publishers are the principal customers of the other Media Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources and weakness in the U.S. economy.  The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal.  As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations, excluding FulCircle’s operations, decreased from $13,602,000 for the first quarter of 2013 to $12,634,000 for the same period of 2014, while revenues from Newsstand Distribution Services operations decreased from $2,339,000 for the first quarter of 2013 to $1,985,000 for the same period of 2014.  Revenues from Product Packaging and Fulfillment Services and Other increased from $3,647,000 for the first quarter of 2013 to $4,300,000 for the same period in 2014, due to an increase in revenues from both the product packaging and fulfillment services business and the temporary staffing business.  Media Services’ operating expenses increased by $1,361,000, from $16,367,000 for the first quarter of 2013 (83.6% of Media Services revenues) to $17,728,000 for the first quarter of 2014 (87.4% of Media Services revenues), primarily attributable to (i) the expenses associated with FulCircle ($1,062,000 in payroll and benefits, $129,000 in postage and freight and $169,000 in facilities and equipment) and (ii) a $215,000 net increase in supplies expense primarily related to the revenue increase in the product packaging and fulfillment services and other businesses.

Land sale revenue at AMREP Southwest was $228,000 for the first quarter of 2014 compared to no land sale revenue for the same period of 2013. For the first quarter of 2014 and 2013, the Company’s land sales in Rio Rancho were as follows:

	Three Months Ended July 31,
	2013			2012
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)

Developed
Residential	0.6	$180	$300	-	$-	$-
Commercial	-	-	-	-	-	-
Total Developed	0.6	180	300	-	-	-
Undeveloped	4.6	48	10	-	-	-
Total	5.2	$228	$44	-	$-	$-

Results for the first quarter of 2014 and 2013 were substantially lower than the Company experienced prior to fiscal 2009 in its principal market of Rio Rancho, New Mexico, due to the severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008.  The average gross profit percentage on land sales was 17% for the first quarter of 2014.  Revenues, average selling prices and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.  Real estate taxes and other expenses increased $20,000 for the first quarter of 2014 compared to the same period of 2013, primarily due to increased engineering costs.  Real estate selling and commissions expenses were $58,000 in the first quarter of 2014 compared to $54,000 for the same period of 2013.

General and administrative expenses of Media Services operations were $1,809,000 for the first quarter of 2014 (8.9% of Media Services revenues), or a decrease of $280,000 compared to $2,089,000 for the first quarter of 2013 (10.7% of Media Services revenues), primarily due to reduced legal expenses ($249,000) as Media Services received an insurance reimbursement of approximately $320,000 for previous legal fees and expenses. Real estate operations and corporate general and administrative expenses decreased $221,000 in the first quarter of 2014 compared to the same period in 2013, primarily due to lower payroll and benefit costs due to the vacancy of the Company’s chief executive officer position.

The Company’s effective tax rate was 36.9% for the first quarter of 2014 and 36.6% for the same period of 2013.  The difference between the statutory tax rate and the effective rate of the tax benefit for both periods was primarily attributable to the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit.  The effect of this interest accrual was to reduce the tax benefit associated with the pre-tax loss for both periods.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at July 31, 2013 and April 30, 2013 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, the Company’s Media Services banking facility and working capital made available to the Company by customers. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. The Company’s Media Services businesses finance operations in part through the Media Services Credit Facility (defined below) that matures May 12, 2015. The Company’s Media Services businesses also rely on cash flow from operations, and they are able to operate with negative working capital (approximately $16,900,000 at July 31, 2013) primarily through liquidity provided by one significant customer contract that expires in June 2014. The negative working capital of the Company’s Media Services businesses represents the net payment obligation due to this customer and certain other third parties. On May 26, 2013, the Company’s Newsstand Distribution Services business, which is part of the Company’s Media Services businesses, received notice that this customer contract would not be renewed upon its scheduled expiration in June 2014. The Company’s Newsstand Distribution Services business is evaluating its ability to pay the net payment obligation represented by the negative working capital (approximately $13,151,000 as of July 31, 2013, which amount will vary from period to period based on the level of magazine distribution for this customer and utilization of the Media Services Credit Facility) upon expiration of the contract. The Company’s Newsstand Distribution Services business currently does not have sufficient capital to fund in full or refinance this obligation, and it may be unable to pay such amount and obtain other sources of working capital absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain capital to pay such obligation or to obtain other sources of working capital could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, this customer contract represented approximately 8.1% of revenues for the Company’s Newsstand Distribution Services business for the quarter ended July 31, 2013 (or less than 1% of the Company’s consolidated revenues for that period), and the loss of this revenue following the expiration of the contract in June 2014 could have a material adverse effect on the Company’s Newsstand Distribution Services business, financial condition and results of operations.

AMREP Southwest finances its business from cash flow from operations, which has been minimal in recent years due to the poor conditions in its real estate markets, and from advances made to it by its parent company. AMREP Southwest also has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings.

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004.  Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012.  The agreement also provided that if, before August 15, 2013, the Company was unable to pay the remaining $8,688,000 liability or adequately secure it with collateral acceptable to the PBGC, the Company would be required to either (i) provide a letter of credit equal to 110% of the remaining liability or establish a cash escrow for 100% of the remaining liability, to be maintained for five years or until the remaining liability is discharged, if sooner or (ii) discharge the remaining liability in quarterly installments over a five year period and secure it with collateral acceptable to the PBGC.  In the event the Company failed to meet the terms of the agreement, the PBGC could seek immediate payment of the amount due or attempt to force a termination of the pension plan. Separately, the Company made contributions to the Plan of $426,000 in excess of the minimum funding requirements for 2012.

On August 30, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with the PBGC. In the Settlement Agreement, the PBGC has agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company has agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013 and (b) to provide first lien mortgages on certain real property with a current aggregate appraised value of $10,039,000 in favor of the PBGC to secure the unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgage was approximately $8,121,000 as of July 31, 2013.  In addition, the PBGC has agreed to credit the $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after the $3,243,000 payment referred to above, the remaining accelerated funding liability is $5,019,000.

On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accelerated funding liability then outstanding, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. The mortgages in favor of the PBGC will be discharged following the termination date of the Settlement Agreement. In connection with the Settlement Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements, including making all required minimum funding contributions to its pension plan. The Company’s failure to comply with its obligations under the Settlement Agreement may result in an event of default, which would permit the PBGC to repossess, sell or foreclose on the properties that have been mortgaged in favor of the PBGC.

If the Company complies with the terms of the Settlement Agreement, including making all required minimum funding contributions to its pension plan and any payments required due to any shortfall in the appraised value of the mortgages described above, the Company will not be required to make any further cash payments to its pension plan with respect to the remaining accelerated funding liability.

The Settlement Agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the Settlement Agreement, the PBGC will be deemed to have released and discharged the Company and any other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The Settlement Agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse impact on the Company’s financial condition.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitles the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income over the life of the assets acquired with those funds. As of April 30, 2013, Palm Coast had not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. During 2013, the State of Florida made a demand of Palm Coast to repay approximately $1,305,000 of the $3,000,000 incentive award for calendar years 2010, 2011 and 2012 while $1,222,000 of award monies and accrued interest for 2013 and 2014 remain open. The Company is unable to offer any assurance as to whether or when the requested repayment amount, in whole or in part, will be returned to the State of Florida.

On July 3, 2013, the Company completed a rights offering to holders of the Company’s common stock.  As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised proceeds of $7,146,000, net of expenses of approximately $350,000.  The net proceeds of the offering are intended to be used for corporate and working capital purposes, including the payment of $3,243,000 to satisfy a portion of the Company’s obligation to the PBGC with respect to the Company’s pension plan.  The shares of common stock were issued from the Company’s treasury stock, which resulted in a reduction of the recorded values of retained earnings and treasury stock by $15,296,000 and $22,442,000.

During the first quarter of 2014, the Company’s Subscription Fulfillment Services business received notice that a significant customer contract would not be renewed upon its scheduled expiration in February 2015.  This customer contract represented approximately 12.6% of revenues for the Company’s Subscription Fulfillment Services business for the quarter ended July 31, 2013 (or 8.6% of the Company’s consolidated revenues for that period), and the loss of this revenue following the expiration of the contract in February 2015 could have a material adverse effect on the Company’s Subscription Fulfillment Services business, financial condition and results of operations.

Operating Activities

Receivables from Media Services operations increased from $47,203,000 at April 30, 2013 to $51,594,000 at July 31, 2013, primarily due to the timing of the collection of receivables.  Included in Media Services accounts receivable are receivables where a publisher bears the credit risk of non-collection of amounts due from customers to which the Company distributed the publisher's magazines.  Receivables subject to this arrangement totaled $27,005,000 at July 31, 2013 and $25,141,000 at April 30, 2013.  Receivables from real estate operations and corporate decreased from $107,000 at April 30, 2013 to $104,000 at July 31, 2013.

Real estate inventory decreased from $73,906,000 at April 30, 2013 to $73,733,000 at July 31, 2013 due to land sales.  Inventory in AMREP Southwest’s core real estate market of Rio Rancho, New

Mexico decreased from $69,614,000 at April 30, 2013 to $69,441,000 at July 31, 2013.  The balance of real estate inventory consisted of properties in Colorado.

Accounts payable and accrued expenses decreased from $85,340,000 at April 30, 2013 to $82,097,000 at July 31, 2013, primarily from the timing of billings and payments due to publishers and vendors, as well as lower business volumes.

Investing Activities

Capital expenditures totaled $54,000 for the first quarter of 2014 and $30,000 for the same period of 2013, primarily for equipment and facility upgrades for the Media Services business in both periods.

Financing Activities

Media Services – Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility requires the borrowers to meet certain covenants, including maintaining a minimum fixed charge coverage ratio. Borrowings under the Media Services Credit Facility are being used for Media Services’ working capital needs and general business purposes and, subject to the minimum fixed charge coverage ratio required by the Media Services Credit Facility being at least at a stated level, may also be used to provide payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent company that is not a party to the Media Services Credit Facility. The Media Services Credit Facility matures May 12, 2015. At July 31, 2013, the borrowing availability under the Media Services Credit Facility was $13,028,000, and there was $8,586,000 outstanding against this availability, which was the highest amount borrowed during the quarter.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select. Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3% or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%). Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition. The interest rate on outstanding borrowings at July 31, 2013 was 3.19%.

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

Real Estate – AMREP Southwest had a bank loan scheduled to mature on September 1, 2012 that, at August 13, 2012, had an outstanding principal balance of $16,214,000. The loan bore fluctuating interest at the annual rate of reserve adjusted 30-day LIBOR plus 3.5%, but not less than 5%, and required that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments. The loan was secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho, New Mexico and required that the appraised value of the collateral be at least 2.5 times the outstanding principal of the loan. The loan was subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent company beyond a stated management fee.

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

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan. Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by its original collateral (the “originally mortgaged land”) and by additional collateral (the “newly mortgaged land”) comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho  on December 1, 2012 and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale. The total book value of the real property collateralizing the loan was approximately $71,790,000 as of July 31, 2013. A sale transaction by AMREP Southwest of the newly mortgaged land for more than $50,000 or of any originally mortgaged land, other than land zoned and designated as a residential classification, for more than $100,000 requires the approval of the New Lender. Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this facility. The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, including a covenant restricting AMREP Southwest from making distributions and other payments to its parent company beyond a stated management fee, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan. At July 31, 2013, the outstanding principal of the loan was $15,981,000.

Other notes payable consist of a $4,292,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $24,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%. The amount of Other notes payable due within one year totals $138,000.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual cash obligations as of July 31, 2013 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$28,883	$138	$8,837	$19,908	$-
Operating leases and other	23,621	6,754	16,837	30	-
Total	$52,504	$6,892	$25,674	$19,938	$-

Operating leases and other includes (i) $2,527,000 for the possible required return of grant monies received from the State of Florida ($1,305,000 within one year and $1,222,000 thereafter), (ii) $3,243,000 of accelerated pension funding as described above in the fourth paragraph under this Liquidity and Capital Resources section, which payment was made on September 4, 2013, (iii) $205,000 for the liability for uncertain tax positions and related accrued interest recorded in accordance with Accounting Standards Codification 740 and (iv) the net payment obligation of $13,151,000 as of July 31, 2013 with respect to a customer contract for which the Company received notice would not be renewed upon its scheduled expiration in June 2014, which payment obligation would be due approximately 75 days after the contract termination.

Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are dependent upon various factors, including actual plan asset investment returns and discount rates applied. Refer to the notes to the consolidated financial statements included in the 2013 Form 10-K for additional information on notes payable, other liabilities, pension contributions, taxes and commitments and contingencies.

Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the 2013 Form 10-K, which could materially affect the Company’s business, financial condition or future results, should be carefully considered.  The risks described in the 2013 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that currently are deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the Company’s ability to finance its future working capital and capital expenditure needs, (ii) the timing and extent of the Company’s required return of incentive monies to the State of Florida, (iii) the material adverse effect of the loss of material customer contracts, including the non-renewal of a significant customer contract in the Company’s Subscription Fulfillment Services business (with a scheduled expiration in February 2015) and of a significant customer contract in the Company’s Newsstand Distribution Services business (with a scheduled expiration in June 2014) and (iv) potential future failure to extend, renew or replace material liquidity sources, including liquidity needs that arise through the expiration of a significant customer contract in the Company’s Newsstand Distribution Services business in June 2014, and the associated material operational liquidity source under such contract. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 6.    Exhibits

Exhibit No.	Description
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2013. (i)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_____________

(i) Management contract or compensatory plan or arrangement in which directors or officers participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2013	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2013. (i)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_____________

(i) Management contract or compensatory plan or arrangement in which directors or officers participate.