Form 10-Q
period 2013-10-31
AMREP CORP.
filed 2013-12-16
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2013

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 6, 2013 – 7,195,454.

AMREP CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets
October 31, 2013 (Unaudited) and April 30, 2013	1

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended October 31, 2013 and 2012	2

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Six Months Ended October 31, 2013 and 2012	3

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended October 31, 2013 and 2012	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	13

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 6. Exhibits	23

SIGNATURE	24

EXHIBIT INDEX	25

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except par value and share amounts)

ASSETS	October 31, 2013	April 30, 2013
	(Unaudited)
Cash and cash equivalents	$27,704	$13,714
Receivables, net:
Media Services operations	41,198	47,203
Real estate operations and corporate	10	107
	41,208	47,310

Real estate inventory, net	72,745	73,906
Investment assets, net	10,876	10,876
Property, plant and equipment, net	24,449	25,286
Intangible and other assets, net	13,636	14,975
Taxes receivable	49	175
Deferred income taxes, net	9,988	9,614
TOTAL ASSETS	$200,655	$195,856

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable, net and accrued expenses	$81,608	$85,340
Notes payable:
Amounts due within one year	132	144
Amounts due beyond one year	10,020	4,827
Amounts due to related party – due beyond one year	15,655	16,007
	25,807	20,978

Other liabilities	3,218	3,192
Accrued pension cost	10,972	13,805
TOTAL LIABILITIES	121,605	123,315

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000;
shares issued – 7,420,704 at October 31, 2013 and April 30, 2013	742	742
Capital contributed in excess of par value	46,100	46,100
Retained earnings	47,987	63,920
Accumulated other comprehensive loss, net	(11,564)	(11,564)
Treasury stock, at cost; 225,250 shares at October 31, 2013 and 1,424,492 shares at April 30, 2013	(4,215)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	79,050	72,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$200,655	$195,856

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended October 31, 2013 and 2012
(Amounts in thousands, except per share amounts)

	2013	2012
REVENUES:
Media Services operations	$21,555	$21,266
Real estate land sales	1,196	-
Interest and other	12	51
	22,763	21,317
COSTS AND EXPENSES:
Real estate land sales	999	-
Operating expenses:
Media Services operations	17,791	17,040
Real estate taxes and other	574	302
Real estate selling expenses	61	58
General and administrative:
Media Services operations	1,840	1,949
Real estate operations and corporate	899	1,106
Interest expense	462	314
	22,626	20,769
INCOME BEFORE INCOME TAXES	137	548

PROVISION FOR INCOME TAXES	85	272
NET INCOME	52	276

RETAINED EARNINGS, beginning of period	47,937	66,150
Effect of the issuance of common stock from treasury shares	(2)	-
RETAINED EARNINGS, end of period	$47,987	$66,426

EARNINGS PER SHARE – BASIC AND DILUTED	$0.01	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	7,195	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Six Months Ended October 31, 2013 and 2012
(Amounts in thousands, except per share amounts)

	2013	2012
REVENUES:
Media Services operations	$41,833	$40,854
Real estate land sales	1,424	-
Interest and other	15	59
	43,272	40,913
COSTS AND EXPENSES:
Real estate land sales	1,189	-
Operating expenses:
Media Services operations	35,519	33,407
Real estate taxes and other	1,071	780
Real estate selling expenses	119	111
General and administrative:
Media Services operations	3,649	4,038
Real estate operations and corporate	1,750	2,178
Impairment of assets	-	169
Interest expense	927	641
	44,224	41,324
LOSS BEFORE INCOME TAXES	(952)	(411)

BENEFIT FOR INCOME TAXES	(317)	(79)
NET LOSS	(635)	(332)

RETAINED EARNINGS, beginning of period	63,920	66,758
Effect of the issuance of common stock from treasury shares	(15,298)	-
RETAINED EARNINGS, end of period	$47,987	$66,426

LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,785	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended October 31, 2013 and 2012
(Amounts in thousands)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(635)	$(332)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	-	169
Depreciation and amortization	1,837	1,868
Non-cash credits and charges:
Pension accrual	460	942
Recoveries of doubtful accounts	(143)	(153)
Loss on disposal of assets, net	4	21
Changes in assets and liabilities:
Receivables	6,245	(12,209)
Real estate inventory and investment assets	1,161	(105)
Intangible and other assets	539	19
Accounts payable and accrued expenses	(3,732)	(1,744)
Taxes receivable and payable, net	126	(587)
Deferred income taxes and other liabilities, net	(348)	(452)
Accrued pension costs	(3,293)	(4,322)
Total adjustments	2,856	(16,553)
Net cash provided by (used in) operating activities	2,221	(16,885)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(204)	(292)
Net cash used in investing activities	(204)	(292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	7,144	-
Borrowings from credit facilities	12,101	8,836
Repayments of credit facilities	(7,272)	(4,429)
Net cash provided by financing activities	11,973	4,407
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,990	(12,770)
CASH AND CASH EQUIVALENTS, beginning of period	13,714	27,847

CASH AND CASH EQUIVALENTS, end of period	$27,704	$15,077

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$913	$599
Income taxes paid (refunded), net	$(94)	$929

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Six Months Ended October 31, 2013 and 2012

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2014 and 2013 are to the fiscal years ending April 30, 2014 and 2013 and all references to the second quarter and first six months of 2014 and 2013 mean the fiscal three and six month periods ended October 31, 2013 and 2012. Certain 2013 balances in the accompanying financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2013, which was filed with the SEC on July 16, 2013 (the “2013 Form 10-K”).

(2)	RECEIVABLES

Receivables, net consist of the following accounts receivable (in thousands):

	October 31, 2013	April 30, 2013
Media Services operations:
Subscription Fulfillment Services	$12,370	$12,751
Newsstand Distribution Services, net of estimated returns	26,742	33,956
Product Packaging and Fulfillment Services and Other	4,129	2,675
	43,241	49,382
Less allowance for doubtful accounts	(2,043)	(2,179)
	$41,198	$47,203

Real estate operations and corporate	$10	$107

Newsstand Distribution Services accounts receivable are net of estimated magazine returns to Newsstand Distribution Services of $89,166,000 and $75,897,000 at October 31, 2013 and April 30, 2013.

During the fourth quarter of 2013, Mercury Retail Services (“Mercury”), a wholesaler and customer of Kable Distribution Services, Inc. (“Kable Distribution”), announced that it was encountering liquidity issues and presented a restructuring plan to all national magazine distributors.  Based on this information, Kable Distribution recorded a charge to operations of $2,000,000 in the fourth quarter of 2013, which was substantially all of the estimated net accounts receivable due to Kable Distribution from Mercury based on expectations at that time of Mercury’s payment of amounts owed to Kable Distribution and estimates of future magazine return activity.  As a result of cash payments received from Mercury, higher magazine return activity than expected and an updated estimate of future magazine returns, Kable Distribution revised its original estimate of bad debt expense and reduced the reserve by $300,000 during the quarter ended October 31, 2013.

(3)	INVESTMENT ASSETS

Investment assets, net consist of the following (in thousands):

	October 31, 2013	April 30, 2013
Land held for long-term investment	$10,552	$10,552

Other	753	753
Less accumulated depreciation and reserves	(429)	(429)
	324	324
	$10,876	$10,876

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

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):
	October 31,	April 30,
	2013	2013
Land, buildings and improvements	$29,346	$29,500
Furniture and equipment	23,974	23,736
	53,320	53,236
Less accumulated depreciation	(28,871)	(27,950)
	$24,449	$25,286

(5)	INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	October 31, 2013		April 30, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Deferred order entry costs	$1,178	$-	$1,278	$-
Prepaid expenses	3,275	-	3,859	-
Customer contracts and relationships	17,048	8,627	17,048	7,917
Other	962	200	1,074	367
	$22,463	$8,827	$23,259	$8,284

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period. Customer contracts and relationships are amortized on a straight line basis over twelve years.

(6)	ACCOUNTS PAYABLE, NET AND ACCRUED EXPENSES

Accounts payable, net and accrued expenses consist of the following (in thousands):

	October 31, 2013	April 30, 2013
Publisher payables, net	$68,818	$75,257
Accrued expenses	4,358	1,897
Trade payables	2,393	3,275
Other	6,039	4,911
	$81,608	$85,340

Newsstand Distribution Services accounts payable are net of estimated magazine returns to publishers of $65,684,000 and $72,275,000 at October 31, 2013 and April 30, 2013.

The Company’s Media Services businesses operate with negative working capital ($18,028,000 at October 31, 2013) primarily through liquidity provided by one significant customer contract that expires in June 2014. The negative working capital of the Company’s Media Services businesses represents the net payment obligation due to this customer and certain other third parties. During the first quarter of 2014, Kable Distribution received notice that this customer contract would not be renewed upon its scheduled expiration in June 2014. Kable Distribution is evaluating its ability to pay, upon the expiration of the contract, the net payment obligation represented by the negative working capital relating to this customer contract (approximately $17,155,000 as of October 31, 2013, which amount will vary from period to period based on the level of magazine distribution for this customer and utilization of the Media Services Credit Facility (defined below)). Kable Distribution currently does not have sufficient capital or borrowing capacity to fund in full this obligation, and it may be unable to pay such amount or obtain other sources of working capital absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain the funds needed to pay such obligation could have a material adverse effect on the Company’s business, financial condition and results of operations.

(7)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	October 31, 2013	April 30, 2013
Credit facilities:
Media Services operations	$5,872	$620
Real estate operations	15,655	16,007
Other notes payable	4,280	4,351
	$25,807	$20,978

Media Services – Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility matures May 12, 2015. At October 31, 2013, the borrowing availability under the Media Services Credit Facility was $14,859,000, and there was $5,872,000 outstanding against this availability. The borrowing availability of $14,859,000 included $3,000,000 of availability associated with the business activity with one significant customer whose contract will expire in June 2014 (See Note 6). The highest amount borrowed during the quarter was $7,167,000.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The interest rate on outstanding borrowings at October 31, 2013 was 3.17%.

The borrowers may make payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent company that is not a party to the Media Services Credit Facility, which payments would be subject to the minimum fixed charge coverage ratio (as defined) required by the Media Services Credit Facility.  If there is a violation of a covenant and during the continuance of such violation, or if the borrowers do not maintain a prescribed minimum fixed charge coverage ratio, the Media Services companies are prohibited from repaying indebtedness to or otherwise distributing funds to the borrowing group’s parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

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

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan. Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by its original collateral (the “originally mortgaged land”) and by additional collateral (the “newly mortgaged land”) comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho on December 1, 2012 and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale. The total book value of the real property collateralizing the loan was approximately $70,802,000 as of October 31, 2013. A sale transaction by AMREP Southwest of any newly mortgaged land for more than $50,000 or of any originally mortgaged land, other than land zoned and designated as a residential classification, for more than $100,000 requires the approval of the New Lender. Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this facility. The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, including a covenant restricting AMREP Southwest from making distributions and other payments to its parent company beyond a stated management fee, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan. At October 31, 2013, the outstanding principal of the loan was $15,655,000.

Other notes payable consist of a $4,265,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $15,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%. The amount of Other notes payable due within one year totals $132,000.

(8)	OTHER LIABILITIES

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed, and as a result, during 2013 the State of Florida made a demand of Palm Coast to repay approximately $1,305,000 of the $3,000,000 incentive award for calendar years 2010 through 2012. In addition, $1,222,000 of award monies and accrued interest for 2013 and 2014 remain open and are expected to be subject to repayment as the Company does not expect to meet the performance requirements for calendar years 2013 and 2014.

(9)	FAIR VALUE MEASUREMENTS

The Financial Instruments Topic of the Financial Accounting Standards Board Accounting Standards Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate their value. The Topic excludes all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions are used in estimating fair value disclosure for financial instruments.  The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it re-prices when market interest rates change.

The Company did not have any long-term, fixed-rate mortgage receivables at October 31, 2013 and the estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $35,000 at April 30, 2013 and was the approximate carrying amount at that date.  At October 31, 2013 and April 30, 2013, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $16,297,000 and $17,000,000 compared with carrying amounts of $19,936,000 and $20,358,000.

(10)	PENSION PLAN

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004.  Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012, thereby leaving a remaining accelerated funding liability of $8,688,000.

On August 30, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with the PBGC. In the Settlement Agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgage was approximately $8,104,000 as of October 31, 2013.  In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability is $5,019,000.

On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accelerated funding liability then outstanding, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. The mortgages in favor of the PBGC will be discharged following the termination date of the Settlement Agreement. In connection with the Settlement Agreement, the Company made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements, including making all required minimum funding contributions to its pension plan. Any failure by the Company to comply with its obligations under the Settlement Agreement may result in an event of default, which would permit the PBGC to repossess, sell or foreclose on the properties that have been mortgaged in favor of the PBGC; however, if the Company complies with the terms of the Settlement Agreement, including making all future required minimum funding contributions to its pension plan and any payments required due to any shortfall in the appraised value of the mortgages described above, the Company will not be required to make any further cash payments to its pension plan with respect to the remaining accelerated funding liability.

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

The total tax effect of gross unrecognized tax benefits at October 31, 2013 and April 30, 2013 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

(12)	SHAREHOLDERS’ EQUITY

In July 2013, the Company completed a rights offering to holders of the Company’s common stock.  As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised proceeds of $7,144,000, net of expenses of approximately $350,000.  The net proceeds of the offering are being used for corporate and working capital purposes, including the payment of $3,243,000 in September 2013 to satisfy a portion of the Company’s obligation to the PBGC with respect to the Company’s pension plan (Note 10).  The shares of common stock were issued from the Company’s treasury stock, which reduced the recorded values of retained earnings by $15,298,000 and of treasury stock by $22,442,000.

(13)	SEGMENT INFORMATION

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2013 and 2012 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other	Real Estate Operations	Corporate and Other	Consolidated
Three months ended October 31, 2013 (a):
Revenues	$15,013	$1,871	$4,671	$1,279	$(71)	$22,763

Net income (loss)	271	82	242	(982)	439	52
Provision (benefit) for income taxes	(32)	154	147	(402)	218	85
Interest expense (income), net (b)	520	(330)	22	682	(432)	462
Depreciation and amortization	752	51	56	19	37	915
EBITDA (c)	$1,511	$(43)	$467	$(683)	$262	$1,514

Capital expenditures	$117	$5	$28	$-	$-	$150

Three months ended October 31, 2012 (a):
Revenues	$14,456	$2,287	$4,523	$119	$(68)	$21,317

Net income (loss)	289	111	345	(787)	318	276
Provision (benefit) for income taxes	171	112	202	(382)	169	272
Interest expense (income), net (b)	534	(365)	30	498	(383)	314
Depreciation and amortization	711	91	53	20	37	912
EBITDA (c)	$1,705	$(51)	$630	$(651)	$141	$1,774

Capital expenditures	$61	$201	$-	$-	$-	$262

Six months ended October 31, 2013 (a):
Revenues	$29,006	$3,856	$8,971	$1,580	$(141)	$43,272

Net income (loss)	(293)	249	423	(1,893)	879	(635)
Provision (benefit) for income taxes	(363)	273	253	(937)	457	(317)
Interest expense (income), net (b)	1,054	(671)	41	1,360	(857)	927
Depreciation and amortization	1,509	102	113	40	73	1,837
EBITDA (c)	$1,907	$(47)	$830	$(1,430)	$552	$1,812

Total assets	$54,008	$47,348	$5,736	$87,700	$5,863	$200,655
Capital expenditures	$152	$18	$34	$-	$-	$204

Six months ended October 31, 2012 (a):
Revenues	$28,058	$4,626	$8,170	$193	$(134)	$40,913

Net income (loss)	46	263	472	(1,752)	639	(332)
Provision (benefit) for income taxes	28	225	277	(946)	337	(79)
Interest expense (income), net (b)	1,061	(718)	57	984	(743)	641
Depreciation and amortization	1,447	194	114	40	73	1,868
Impairment of assets	-	-	-	169	-	169
EBITDA (c)	$2,582	$(36)	$920	$(1,505)	$306	$2,267

Total assets	$55,248	$49,086	$5,051	$88,401	$3,801	$201,587
Capital expenditures	$91	$201	$-	$-	$-	$292

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.  Many of the amounts and percentages presented in this section have been rounded for convenience of presentation.  Per share information are weighted average share calculations for the applicable period and reflects the Company’s rights offering completed in July 2013. Unless otherwise qualified, all references to 2014 and 2013 are to the fiscal years ending April 30, 2014 and 2013 and all references to the second quarter and first six months of 2014 and 2013 mean the fiscal three and six month periods ended October 31, 2013 and 2012.

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

The critical accounting policies, assumptions and estimates of the Company are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in the 2013 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2013 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2013 Form 10-K.  The Company did not adopt any accounting policy in the first half of 2014 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the second quarter of 2014, the Company had net income of $52,000, or $0.01 per share, compared to net income of $276,000, or $0.05 per share, for the second quarter of 2013.  For the first six months of 2014, the Company had a net loss of $635,000, or $0.09 per share, compared to a net loss of $332,000, or $0.06 per share, for the same period of 2013.  The results for the second quarter of 2014 included an adjustment reducing a reserve for doubtful accounts receivable from a magazine wholesaler by $300,000 ($189,000 after tax, or $0.03 per share).  The results for the first six months of 2013 included a pre-tax, non-cash impairment charge of $169,000 ($107,000 after tax, or $0.02 per share), reflecting the write-down of a real estate investment asset during the first quarter of 2013.  Revenues were $22,763,000 and $43,272,000 for the second quarter and first six months of 2014 compared to $21,317,000 and $40,913,000 for the same periods in the prior year.

Revenues from the Company’s Media Services operations increased from $21,266,000 and $40,854,000 for the second quarter and first six months of 2013 to $21,255,000 and $41,833,000 for the same periods in 2014.  The increase in revenues for both periods was due to the addition of FulCircle, whose revenues in the second quarter and first six months of 2014 were $1,862,000 and $3,221,000.  Excluding FulCircle, the other Media Services companies had a combined $1,573,000 and $2,242,000 net decrease in revenues for the second quarter and first six months of 2014 as compared to the same periods of 2013.  Magazine publishers are the principal customers of the other Media Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources and weakness in the U.S. economy.  The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal.  As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations, excluding FulCircle’s operations, decreased from $14,456,000 and $28,058,000 for the second quarter and first six months of 2013 to $13,151,000 and $25,785,000 for the same periods of 2014, while revenues from Newsstand Distribution Services operations decreased from $2,287,000 and $4,626,000 for the second quarter and first six months of 2013 to $1,871,000 and $3,856,000 for the same periods of 2014.  Revenues from Product Packaging and Fulfillment Services and Other increased from $4,523,000 and $8,170,000 for the second quarter and first six months of 2013 to $4,671,000 and $8,971,000 for the same periods in 2014, due to an increase in revenues from both the product packaging and fulfillment services business and the temporary staffing business.  Media Services’ operating expenses were $17,791,000 and $35,519,000 (82.5% and 84.9% of Media Services revenues) for the second quarter and first six months of 2014 compared to $17,040,000 and $33,407,000 (80.1% and 81.8% of Media Services revenues) for the same periods of 2013.  The increase in Media Services operating expenses was primarily attributable to (i) expenses associated with FulCircle ($1,687,000 and $3,134,000 for the second quarter and first six months of 2014) and (ii) a decrease in other Media Services payroll and benefits ($665,000 and $1,193,000 for the second quarter and first six months of 2014).

Land sale revenues at AMREP Southwest were $1,196,000 and $1,424,000 for the second quarter and first six months of 2014 compared to  no land sale revenues for the same periods of 2013. For the second quarter and first six months of 2014 and 2013, the Company’s land sales in New Mexico were as follows:

	Fiscal 2014			Fiscal 2013
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	3.9	$1,140	$292	-	$-	$-
Commercial	-	-	-	-	-	-
Total Developed	3.9	1,140	292	-	-	-
Undeveloped	1.1	56	51	-	-	-
Total	5.0	$1,196	$239	-	$-	$-
Six months:
Developed
Residential	4.6	$1,320	$287	-	$-	$-
Commercial	-	-	-	-	-	-
Total Developed	4.6	1,320	287	-	-	-
Undeveloped	5.8	104	18	-	-	-
Total	10.4	$1,424	$137	-	$-	$-

The average gross profit percentage on land sales was 16.5% for both the second quarter and first six months of 2014.  Revenues, average selling prices and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.  Real estate taxes and other expenses increased $272,000 and $291,000 for the second quarter and first six months of 2014 compared to the same periods of 2013, primarily due to (i) increased real estate tax expense as a result of the Company recognizing a credit of $180,000 in 2013 after the finalization of negotiations with the Sandoval County, New Mexico tax assessor for calendar year 2012 real estate taxes and (ii) increased legal costs.  Real estate selling expenses were $61,000 and $119,000 for the second quarter and first six months of 2014 compared to $58,000 and $111,000 for the same periods of 2013.

General and administrative expenses of Media Services operations declined to $1,840,000 and $3,649,000 (8.4% and 8.6% of Media Services revenues) for the second quarter and first six months of 2014, compared to $1,949,000 and $4,038,000 (9.2% and 9.9% of Media Services revenues) for the same periods of 2013, primarily due to reduced legal expenses ($40,000 and $289,000 for the second quarter and first six month period) and lower facilities expenses ($92,000 and $186,000 for the second quarter and first six month period). Real estate operations and corporate general and administrative expenses decreased $207,000 and $428,000 in the second quarter and first six months of 2014 compared to the same periods in 2013, primarily from lower payroll and benefit costs due to the absence of a chief executive officer of the Company.

Interest expense was $462,000 and $927,000 for the second quarter and first six months of 2014, compared to $314,000 and $641,000 for the same periods of 2013 primarily due to the higher interest rate for the AMREP Southwest credit facility that was effective December 1, 2012.

The Company’s effective tax rate was 62.0% and 33.3% for the second quarter and first six months of 2014 compared to 49.6% and 19.2% for the same periods of 2013.  The difference between the statutory tax rate and the effective rate of the tax provision or benefit for 2014 was primarily attributable to state taxes and the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit. In 2013, the difference was due to the recognition of expense associated with the finalization of an Internal Revenue Service examination of the Company’s fiscal 2010 and 2005 tax years, as well as the interest related to unrecognized tax positions.  For each of the reasons provided, the effect was either to increase the tax provision associated with pre-tax income or decrease the tax benefit associated with pre-tax losses for second quarter and six month periods presented for 2014 and 2013.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements was $58,000 at both October 31, 2013 and April 30, 2013, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

The Company has changed its policy for compensated absences effective January 1, 2014 and, as a result, certain accrued amounts for compensated absences as of December 31, 2013 may be forfeited if an employee were to terminate employment with the Company after December 31, 2013 and before January 1, 2015. In addition, certain accrued amounts may be forfeited as of December 31, 2014 if unused by that date.  As a result, the Company may recognize non-cash income from the reversal of accrued liabilities for such forfeitures; however, the Company cannot reasonably estimate the amounts that may be recognized as income in future periods as a result of this policy change.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, the Company’s Media Services banking facility and working capital made available to the Company by the terms of customer contracts. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. The Company’s Media Services businesses finance operations in part through the Media Services Credit Facility (defined below) that matures May 12, 2015. The Company’s Media Services businesses also rely on cash flow from operations, and they have operated with negative working capital (approximately $18,028,000 at October 31, 2013) primarily through liquidity provided by one significant customer contract that expires in June 2014. The negative working capital of the Company’s Media Services businesses represents the net payment obligation due to this customer and certain other third parties. During the first quarter of 2014, the Company’s Newsstand Distribution Services business, which is part of the Company’s Media Services businesses, received notice that this customer contract would not be renewed upon its scheduled expiration in June 2014. The Company’s Newsstand Distribution Services business is evaluating its ability to pay, upon the expiration of the contract, the net payment obligation represented by the negative working capital relating to this customer contract (approximately $17,155,000 as of October 31, 2013, which amount will vary from period to period based on the level of magazine distribution for this customer and utilization of the Media Services Credit Facility). The Company’s Newsstand Distribution Services business currently does not have sufficient capital or borrowing capacity to fund in full this obligation, and it may be unable to pay such amount or obtain other sources of working capital absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain the funds needed to pay such obligation could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, this customer contract represented approximately 8.3% and 8.2% of revenues for the Company’s Newsstand Distribution Services business for the second quarter and first six months of 2014 (but less than 1% of the Company’s consolidated revenues for both periods), and the loss of this revenue following the expiration of the contract in June 2014 could have a material adverse effect on the Company’s Newsstand Distribution Services business, financial condition and results of operations.

AMREP Southwest finances its business from cash flow from operations and from advances made to it by its parent company. AMREP Southwest also has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed, and as a result, during 2013 the State of Florida made a demand of Palm Coast to repay approximately $1,305,000 of the $3,000,000 incentive award for calendar years 2010 through 2012. In addition, $1,222,000 of award monies and accrued interest for 2013 and 2014 remain open and are expected to be subject to repayment as the Company does not expect to meet the performance requirements for calendar years 2013 and 2014.

In July 2013, the Company completed a rights offering to holders of the Company’s common stock.  As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised proceeds of $7,144,000, net of expenses of approximately $350,000.  The net proceeds of the offering are being used for corporate and working capital purposes, including the payment of $3,243,000 in September 2013 to satisfy a portion of the Company’s obligation to the Pension Benefit Guaranty Corporation (“PBGC”) with respect to the Company’s pension plan.  The shares of common stock were issued from the Company’s treasury stock, which reduced the recorded values of retained earnings by $15,298,000 and of treasury stock by $22,442,000.

During the first quarter of 2014, the Company’s Subscription Fulfillment Services business received notice that a significant customer contract would not be renewed upon its scheduled expiration in February 2015.  This customer contract represented approximately 11.9% of that business’s revenues for the first six months of 2014 (or 7.9% of the Company’s consolidated revenues for the six month period), and the loss of this revenue following the expiration of the contract in February 2015 could have a material adverse effect on the Company’s Subscription Fulfillment Services business, financial condition and results of operations.

Pension Plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004.  Due to the closing of certain facilities in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the PBGC the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012 thereby leaving a remaining accelerated funding liability of $8,688,000.

On August 30, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with the PBGC. In the Settlement Agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgage was approximately $8,104,000 as of October 31, 2013.  In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability is $5,019,000.

On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accelerated funding liability then outstanding, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. The mortgages in favor of the PBGC will be discharged following the termination date of the Settlement Agreement. In connection with the Settlement Agreement, the Company made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements, including making all required minimum funding contributions to its pension plan. Any failure by the Company to comply with its obligations under the Settlement Agreement may result in an event of default, which would permit the PBGC to repossess, sell or foreclose on the properties that have been mortgaged in favor of the PBGC; however, if the Company complies with the terms of the Settlement Agreement, including making all future required minimum funding contributions to its pension plan and any payments required due to any shortfall in the appraised value of the mortgages described above, the Company will not be required to make any further cash payments to its pension plan with respect to the remaining accelerated funding liability.

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

Operating Activities

Receivables from Media Services operations decreased from $47,203,000 at April 30, 2013 to $41,198,000 at October 31, 2013, primarily due to the timing of the collection of receivables and lower business volumes.  Included in Media Services accounts receivable are receivables where a publisher bears the credit risk of non-collection of amounts due from customers to which the Company distributed the publisher's magazines.  Receivables subject to this arrangement totaled $11,362,000 at October 31, 2013 and $25,141,000 at April 30, 2013.  The Company has received notice from this publisher that its contract would not be renewed upon its scheduled expiration in June 2014.

Receivables from real estate operations and corporate decreased from $107,000 at April 30, 2013 to $10,000 at October 31, 2013, primarily resulting from the reimbursement to the Company from its defined benefit retirement plan of expenses paid by the Company on the plan’s behalf.

Real estate inventory decreased from $73,906,000 at April 30, 2013 to $72,745,000 at October 31, 2013 due to land sales.  Inventory in AMREP Southwest’s core real estate market of Rio Rancho, New Mexico decreased from $69,614,000 at April 30, 2013 to $68,453,000 at October 31, 2013.  The balance of real estate inventory consisted of properties in Colorado where there was no sales activity.

Accounts payable and accrued expenses decreased from $85,340,000 at April 30, 2013 to $81,608,000 at October 31, 2013, primarily from the timing of billings and payments due to publishers and vendors and lower business volumes.

Investing Activities

Capital expenditures totaled $204,000 for the first six months of 2014 and $292,000 for the same period of 2013, primarily for equipment and facility upgrades for the Media Services business in both periods.

Financing Activities

Media Services – Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility matures May 12, 2015. At October 31, 2013, the borrowing availability under the Media Services Credit Facility was $14,859,000, and there was $5,872,000 outstanding against this availability. The borrowing availability of $14,859,000 includes $3,000,000 of availability associated with the business activity with one significant customer whose contract will expire in June 2014. The highest amount borrowed during the quarter was $7,167,000.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The interest rate on outstanding borrowings at October 31, 2013 was 3.17%.

The borrowers may make payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent company that is not a party to the Media Services Credit Facility, which payments would be subject to the minimum fixed charge coverage ratio (as defined) required by the Media Services Credit Facility.  If there is a violation of a covenant and during the continuance of such violation, or if the borrowers do not maintain a prescribed minimum fixed charge coverage ratio, the Media Services companies are prohibited from repaying indebtedness to or otherwise distributing funds to the borrowing group’s parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

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

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan. Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by its original collateral (the “originally mortgaged land”) and by additional collateral (the “newly mortgaged land”) comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho  on December 1, 2012 and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale. The total book value of the real property collateralizing the loan was approximately $70,802,000 as of October 31, 2013. A sale transaction by AMREP Southwest of any newly mortgaged land for more than $50,000 or of any originally mortgaged land, other than land zoned and designated as a residential classification, for more than $100,000 requires the approval of the New Lender. Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this facility. The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, including a covenant restricting AMREP Southwest from making distributions and other payments to its parent company beyond a stated management fee, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan. At October 31, 2013, the outstanding principal of the loan was $15,655,000.

Other notes payable consist of a $4,265,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $15,000 of equipment financing loans with maturity dates through April 2014 and an average interest rate of 7.54%. The amount of Other notes payable due within one year totals $132,000.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual cash obligations as of October, 2013 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$25,807	$132	$6,127	$19,548	$-
Operating leases and other	23,922	20,539	3,380	3	-
Total	$49,729	$20,671	$9,507	$19,551	$-

Operating leases and other includes (i) $2,527,000 for the possible required return of grant monies received from the State of Florida ($1,305,000 within one year and $1,222,000 thereafter), (ii) $218,000 for the liability for uncertain tax positions and related accrued interest recorded in accordance with Accounting Standards Codification 740 and (iii) the net payment obligation of $17,155,000 as of October 31, 2013 with respect to a customer contract scheduled to expire in June 2014, which payment obligation would be due approximately 75 days after the contract termination.

Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are not included above and are dependent upon various factors, including actual plan asset investment returns and discount rates applied. Refer to the notes to the consolidated financial statements included herein and in the 2013 Form 10-K for additional information on notes payable, other liabilities, pension contributions, taxes and commitments and contingencies.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the Company’s ability to finance its future working capital and capital expenditure needs, (ii) the timing and extent of the Company’s required return of incentive monies to the State of Florida, (iii) the material adverse effect of the loss of material customer contracts, including the non-renewal of a significant customer contract in the Company’s Subscription Fulfillment Services business (with a scheduled expiration in February 2015) and of a significant customer contract in the Company’s Newsstand Distribution Services business (with a scheduled expiration in June 2014), (iv) potential future failure to extend, renew or replace material liquidity sources, including liquidity needs that arise through the expiration of a significant customer contract in the Company’s Newsstand Distribution Services business in June 2014, and the associated material operational liquidity source under such contract and (v) the non-cash income that may be recognized during calendar years 2014 and 2015 as a result of the change in the Company’s policy for compensated absences. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other persons whose certifications accompany this quarterly report, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  As a result of such evaluation, the chief financial officer and such other persons have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its chief financial officer and such other persons, as appropriate, to allow timely decisions regarding disclosure.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to the Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC lawsuit, which is described in Item 3 of Part I of the 2013 Form 10-K.  On September 25, 2013, the Puerto Rico Supreme Court reversed the decision of the intermediate appellate court and reinstated the decision of the lower court denying the plaintiff’s request for a preliminary injunction restoring the plaintiff as Kable Distribution Services Inc.’s subdistributor while the lawsuit continues.  Similarly, on November 22, 2013, the Puerto Rico Supreme Court denied the plaintiff’s motion for reconsideration of this decision.

Item 6.    Exhibits

Exhibit No.	Description
3.2	By-Laws, as amended.
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2014. (i)
10.2
Settlement Agreement, dated as of August 30, 2013, between AMREP Corporation and the Pension Benefit Guaranty Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

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

_____________

(i) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2013	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	By-Laws, as amended.
10.1	Incentive compensation plan for Michael P. Duloc for fiscal 2014. (i)
10.2
Settlement Agreement, dated as of August 30, 2013, between AMREP Corporation and the Pension Benefit Guaranty Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

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

_____________

(i) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.