Form 10-Q
period 2014-01-31
AMREP CORP.
filed 2014-03-17
CIK 6207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 2014

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 4, 2014 – 7,213,454.

AMREP CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets
January 31, 2014 (Unaudited) and April 30, 2013	1

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended January 31, 2014 and 2013	2

Consolidated Statements of Operations and Retained Earnings (Unaudited)
Nine Months Ended January 31, 2014 and 2013	3

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2014 and 2013	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	26

SIGNATURE	27

EXHIBIT INDEX	28

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except par value and share amounts)

ASSETS	January 31, 2014	April 30, 2013
	(Unaudited)

Cash and cash equivalents	$24,853	$13,714
Receivables, net:
Media Services operations	36,048	47,203
Real estate operations and corporate	31	107
	36,079	47,310

Real estate inventory, net	71,505	73,906
Investment assets, net	10,876	10,876
Property, plant and equipment, net	23,830	25,286
Intangible and other assets, net	14,334	14,975
Taxes receivable	76	175
Deferred income taxes, net	10,073	9,614
TOTAL ASSETS	$191,626	$195,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, net and accrued expenses	$73,602	$85,340
Notes payable:
Amounts due within one year	238	144
Amounts due beyond one year	8,954	4,827
Amounts due to related party – due beyond one year	15,311	16,007
	24,503	20,978

Other liabilities	3,058	3,192
Accrued pension cost	11,302	13,805
TOTAL LIABILITIES	112,465	123,315

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000;
shares issued – 7,438,704 at January 31, 2014 and
7,420,704 at April 30, 2013	744	742
Capital contributed in excess of par value	46,220	46,100
Retained earnings	47,976	63,920
Accumulated other comprehensive loss, net	(11,564)	(11,564)
Treasury stock, at cost; 225,250 shares at January 31, 2014 and 1,424,492 shares at April 30, 2013	(4,215)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	79,161	72,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$191,626	$195,856

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Three Months Ended January 31, 2014 and 2013
(Amounts in thousands, except per share amounts)

	2014	2013
REVENUES:
Media Services operations	$22,307	$21,225
Real estate land sales	1,443	525
Interest and other	62	2
	23,812	21,752
COSTS AND EXPENSES:
Real estate land sales	1,400	380
Operating expenses:
Media Services operations	18,854	17,569
Real estate taxes and other	552	500
Real estate selling expenses	57	60
General and administrative:
Media Services operations	1,856	2,063
Real estate operations and corporate	886	1,006
Interest expense	455	397
	24,060	21,975
LOSS BEFORE INCOME TAXES	(248)	(223)

BENEFIT FOR INCOME TAXES	(237)	(226)
NET INCOME (LOSS)	(11)	3

RETAINED EARNINGS, beginning of period	47,987	66,426
RETAINED EARNINGS, end of period	$47,976	$66,429

EARNINGS PER SHARE – BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC AND DILUTED	7,195	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Retained Earnings (Unaudited)
Nine Months Ended January 31, 2014 and 2013
(Amounts in thousands, except per share amounts)

	2014	2013
REVENUES:
Media Services operations	$64,140	$62,079
Real estate land sales	2,867	525
Interest and other	77	61
	67,084	62,665
COSTS AND EXPENSES:
Real estate land sales	2,589	380
Operating expenses:
Media Services operations	54,373	50,976
Real estate taxes and other	1,623	1,280
Real estate selling expenses	176	171
General and administrative:
Media Services operations	5,505	6,101
Real estate operations and corporate	2,636	3,184
Impairment of assets	-	169
Interest expense	1,382	1,038
	68,284	63,299
LOSS BEFORE INCOME TAXES	(1,200)	(634)

BENEFIT FOR INCOME TAXES	(554)	(305)
NET LOSS	(646)	(329)

RETAINED EARNINGS, beginning of period	63,920	66,758
Effect of the issuance of common stock from treasury shares	(15,298)	-
RETAINED EARNINGS, end of period	$47,976	$66,429

LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC AND DILUTED	6,922	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2014 and 2013
(Amounts in thousands)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(646)	$(329)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	-	169
Depreciation and amortization	2,775	2,793
Non-cash credits and charges:
Pension accrual	316	1,412
Provision (recoveries) of doubtful accounts, net	488	(229)
Loss on disposal of assets, net	29	21
Stock-based compensation	17	-
Changes in assets and liabilities:
Receivables	10,743	(6,119)
Real estate inventory and investment assets	2,401	246
Intangible and other assets	(456)	(408)
Accounts payable and accrued expenses	(11,738)	(5,115)
Taxes receivable and payable, net	99	(600)
Deferred income taxes and other liabilities, net	(593)	(633)
Accrued pension costs	(2,819)	(4,322)
Total adjustments	1,262	(12,785)
Net cash provided by (used in) operating activities	616	(13,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(368)	(745)
Proceeds from disposition of assets	222	-
Acquisition of a business, net of cash acquired	-	(1,123)
Net cash used in investing activities	(146)	(1,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	7,144	-
Borrowings from credit facilities	21,294	16,374
Repayments of credit facilities	(17,769)	(11,269)
Net cash provided by financing activities	10,669	5,105
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,139	(9,877)
CASH AND CASH EQUIVALENTS, beginning of period	13,714	27,847
CASH AND CASH EQUIVALENTS, end of period	$24,853	$17,970

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,368	$1,003
Income taxes paid (refunded), net	$(59)	$877

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Nine Months Ended January 31, 2014 and 2013

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast, FulCircle and Kable are collectively referred to as “Media Services”) and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. The results of FulCircle have been included in the accompanying financial statements since that subsidiary acquired certain assets from a third party on December 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless otherwise qualified, all references to 2014 and 2013 are to the fiscal years ending April 30, 2014 and 2013 and all references to the third quarter and first nine months of 2014 and 2013 mean the fiscal three and nine month periods ended January 31, 2014 and 2013. Certain 2013 balances in the accompanying financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2013, which was filed with the SEC on July 16, 2013 (the “2013 Form 10-K”).

(2)	RECEIVABLES

Receivables, net consist of the following accounts receivable (in thousands):

	January 31, 2014	April 30, 2013
Media Services operations:
Subscription Fulfillment Services	$13,349	$12,751
Newsstand Distribution Services, net of estimated returns	21,039	33,956
Product Packaging and Fulfillment Services and Other	4,327	2,675
	38,715	49,382
Less allowance for doubtful accounts	(2,667)	(2,179)
	$36,048	$47,203

Real estate operations and corporate	$31	$107

Newsstand Distribution Services accounts receivable are net of estimated magazine returns to Newsstand Distribution Services of $70,293,000 and $75,897,000 at January 31, 2014 and April 30, 2013.

During the third quarter of 2014, Island Periodicals Puerto Rico LLC (“Island”), a sub-distributor of magazines and a customer of the Newsstand Distribution Services business, which is operated by Kable Distribution Services, Inc. (“Kable Distribution”), announced it was discontinuing operations. Based on this information, Kable Distribution recorded a charge to operations of $700,000 in the third quarter of 2014, which was substantially all of the estimated net accounts receivable due to Kable Distribution from Island based on expectations at that time of Island’s payment of amounts owed to Kable Distribution and estimates of future magazine return activity.

During the fourth quarter of 2013, Mercury Retail Services (“Mercury”), a wholesaler and customer of the Newsstand Distribution Services business, announced that it was encountering liquidity issues and presented a restructuring plan to all national magazine distributors.  Based on this information, Kable Distribution recorded a charge to operations of $2,000,000 in the fourth quarter of 2013, which was substantially all of the estimated net accounts receivable due to Kable Distribution from Mercury based on expectations at that time of Mercury’s payment of amounts owed to Kable Distribution and estimates of future magazine return activity.  As a result of cash payments received from Mercury, higher magazine return activity than expected and an updated estimate of future magazine returns, Kable Distribution revised its original estimate of bad debt expense and reduced the reserve by $300,000 and $600,000 during the three and nine months ended January 31, 2014.

(3)	INVESTMENT ASSETS

Investment assets, net consist of the following (in thousands):

	January 31, 2014	April 30, 2013
Land held for long-term investment	$10,552	$10,552

Other	753	753
Less accumulated depreciation and reserves	(429)	(429)
	324	324
	$10,876	$10,876

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

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):
	January 31,	April 30,
	2014	2013
Land, buildings and improvements	$27,358	$29,500
Furniture and equipment	24,203	23,736
	51,561	53,236
Less accumulated depreciation	(27,731)	(27,950)
	$23,830	$25,286

(5)	INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	January 31, 2014		April 30, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Deferred order entry costs	$1,216	$-	$1,278	$-
Prepaid expenses	3,648	-	3,859	-
Customer contracts and relationships	17,048	8,983	17,048	7,917
Other	1,621	216	1,074	367
	$23,533	$9,199	$23,259	$8,284

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period. Customer contracts and relationships are amortized on a straight line basis over twelve years.

(6)	ACCOUNTS PAYABLE, NET AND ACCRUED EXPENSES

Accounts payable, net and accrued expenses consist of the following (in thousands):

	January 31, 2014	April 30, 2013
Publisher payables, net	$61,415	$75,257
Accrued expenses	5,058	1,897
Trade payables	2,313	3,275
Other	4,816	4,911
	$73,602	$85,340

Newsstand Distribution Services accounts payable are net of estimated magazine returns to publishers of $67,078,000 and $72,275,000 at January 31, 2014 and April 30, 2013.

Kable Distribution operates with negative working capital (approximately $24,777,000 at January 31, 2014) and borrows funds under the Media Services Credit Facility (defined below) ($4,724,000 at January 31, 2014). The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amounts will vary from period to period based on the level of magazine distribution.  The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) owed by Kable Distribution to publisher clients and other third parties.

During the first quarter of 2014, Kable Distribution received notice that a significant customer contract providing Kable Distribution with a majority of its negative working capital liquidity would not be renewed upon its scheduled expiration in June 2014.  Kable Distribution is evaluating its ability to pay, upon the expiration of this contract, the accounts payable owed by Kable Distribution to this significant customer.  As of January 31, 2014, Kable Distribution had cash of approximately $16,956,000, accounts receivable (net of estimated magazine returns to Kable Distribution) of approximately $18,756,000, accounts payable (net of estimated magazine returns to publishers) of approximately $60,489,000 (of which approximately $39,465,000 was owed to this customer) and outstanding borrowings of $4,724,000 under the Media Services Credit Facility.  Kable Distribution currently does not have sufficient capital or borrowing capacity to pay the accounts payable to this significant customer, and it will be unable to pay such amount absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain the funds needed to pay the accounts payable to this significant customer could have a material adverse effect on Kable Distribution’s business, financial condition and results of operations.

(7)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	January 31, 2014	April 30, 2013
Credit facilities:
Media Services operations	$4,724	$620
Real estate operations	15,311	16,007
Other notes payable	4,468	4,351
	$24,503	$20,978

Media Services – Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility matures on May 12, 2015. At January 31, 2014, the borrowing availability under the Media Services Credit Facility was $14,654,000, and there was $4,724,000 outstanding against this availability. The borrowing availability of $14,654,000 included $3,000,000 of availability associated with the business activity of one significant customer whose contract will expire in June 2014 (See Note 6). The highest amount borrowed during the quarter was $11,098,000.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The interest rate on outstanding borrowings at January 31, 2014 was 3.16%.

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

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan. Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by its original collateral (the “originally mortgaged land”) and by additional collateral (the “newly mortgaged land”) comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho on December 1, 2012 and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale. The total book value of the real property collateralizing the loan was approximately $69,562,000 as of January 31, 2014. A sale transaction by AMREP Southwest of any newly mortgaged land for more than $50,000 or of any originally mortgaged land, other than land zoned and designated as a residential classification, for more than $100,000 requires the approval of the New Lender. Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this facility. The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, including a covenant restricting AMREP Southwest from making distributions and other payments to its parent company beyond a stated management fee, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan. At January 31, 2014, the outstanding principal of the loan was $15,311,000.

Other notes payable consist of a $4,236,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $232,000 of asset financing loans with maturity dates through April 2014 and an average interest rate of 8.95%. The amount of Other notes payable due within one year totals $238,000.

(8)	OTHER LIABILITIES

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed, and as a result, during 2013 the State of Florida made a demand of Palm Coast to repay approximately $1,305,000 of the $3,000,000 incentive award for calendar years 2010 through 2012. In addition, $1,222,000 of award monies and accrued interest for 2013 and 2014 remain open and are expected to be subject to repayment as Palm Coast did not meet the performance requirements for calendar year 2013 and does not expect to meet the performance requirements for calendar year 2014.

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

The Company did not have any long-term, fixed-rate mortgage receivables at January 31, 2014 and the estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $35,000 at April 30, 2013 and was the approximate carrying amount at that date.  At January 31, 2014 and April

30, 2013, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $17,631,000 and $17,000,000 compared with carrying amounts of $19,779,000 and $20,358,000.

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

On August 30, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with the PBGC. In the Settlement Agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $8,086,000 as of January 31, 2014.  In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,000.

On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accelerated funding liability then outstanding, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. The mortgages in favor of the PBGC will be discharged following the termination date of the Settlement Agreement. In connection with the Settlement Agreement, the Company made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements, including making all required minimum funding contributions to its pension plan. Any failure by the Company to comply with its obligations under the Settlement Agreement may result in an event of default, which would permit the PBGC to repossess, sell or foreclose on the properties that have been mortgaged in favor of the PBGC; however, if the Company complies with the terms of the Settlement Agreement, including making all future required minimum funding contributions to its pension plan and any payments required due to any shortfall in the appraised value of real property covered by the mortgages described above, the Company will not be required to make any further cash payments to its pension plan with respect to the remaining accelerated funding liability.

The Settlement Agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the Settlement Agreement, the PBGC will be deemed to have released and discharged the Company and any other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The Settlement Agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse effect on the Company’s financial condition.

(11)	INCOME TAXES

During the quarter ended January 31, 2014, the Company reached a settlement with the Internal Revenue Service (the “IRS”) with respect to the examination of the Company’s fiscal 2011 and 2012 federal income tax returns.  The Company did not have to pay any additional federal taxes as a result of the IRS’s examination of the two years due to the Company’s existing net operating losses, which were reduced by approximately $2,400,000.  As a result of the completion of the examinations, the Company reduced its liability for uncertain tax positions by $160,000, including accrued interest.  This reduction had the effect of increasing the tax benefit in the accompanying financial statements for the quarter and nine months ended January 31, 2014.

The total tax effect of gross unrecognized tax benefits at January 31, 2014 and April 30, 2013 was $58,000, which, if recognized, would have an impact on the effective tax rate.  The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

(12)	STOCK-BASED COMPENSATION

In 2006, the board of directors of the Company adopted and the shareholders approved the AMREP Corporation 2006 Equity Compensation Plan (the “Equity Plan”) that provides for the issuance of up to 400,000 shares of common stock of the Company to employees of the Company and its subsidiaries and non-employee members of the board of directors of the Company pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards.  As of October 31, 2013, the Company had not issued any options, grants or other awards under the Equity Plan.

During the quarter ended January 31, 2014, the board of directors of the Company issued to employees 18,000 shares of restricted common stock under the Equity Plan (“restricted shares”).  The restricted shares vest in equal 6,000 share installments on August 1, 2014, 2015 and 2016 and are expected to vest assuming a zero forfeiture rate over the vesting term. No restricted shares vested during the quarter ended January 31, 2014. Shares of restricted common stock that are issued under the Equity Plan are considered to be issued and outstanding as of the grant date and have the same dividend and voting rights as other common stock.

The fair value of the restricted shares is determined based on the trading price of the shares of the Company’s common stock on the date of grant, which was $6.80 per share for the 18,000 shares awarded, or an aggregate grant date fair value of $122,000. Compensation expense related to the restricted shares is recognized over the vesting period based on the fair value of the shares as of the date of grant.  The Company recognized $17,000 of compensation expense for the quarter ended January 31, 2014. As of January 31, 2014, there was $105,000 of total unrecognized compensation expense related to outstanding restricted share awards granted under the Equity Plan, which is expected to be recognized over the remaining vesting term.

(13)	SHAREHOLDERS’ EQUITY

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

(14)	EARNINGS PER SHARE

The restricted shares of common stock (Note 12) are not included in the computation of basic earnings per share, as they are considered contingently returnable shares.  The restricted shares of common stock are included in diluted earnings per share.  Due to the net loss for periods presented all potentially dilutive shares have been excluded in the computation of diluted earnings per share because they are anti-dilutive.

(15)	SEGMENT INFORMATION

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and nine month periods ended January 31, 2014 and 2013 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Other	Real Estate Operations	Corporate and Other	Consolidated
Three months ended January 31, 2014 (a):
Revenues	$15,843	$1,638	$4,826	$1,576	$(71)	$23,812

Net income (loss)	803	(421)	89	(943)	461	(11)
Provision (benefit) for income taxes	472	(464)	62	(555)	248	(237)
Interest expense (income), net	184	22	-	700	(451)	455
Depreciation and amortization	778	53	51	20	36	938
EBITDA (b)	$2,237	$(810)	$202	$(778)	$294	$1,145

Capital expenditures	$115	$-	$49	$-	$-	$164

Three months ended January 31, 2013 (a):
Revenues	$15,011	$2,169	$4,045	$595	$(68)	$21,752

Net income (loss)	325	(49)	196	(842)	373	3
Provision (benefit) for income taxes	195	(239)	115	(499)	202	(226)
Interest expense (income), net	190	12	-	575	(380)	397
Depreciation and amortization	727	89	52	21	36	925
EBITDA (b)	$1,437	$(187)	$363	$(745)	$231	$1,099

Capital expenditures	$377	$43	$33	$-	$-	$453

Nine months ended January 31, 2014 (a):
Revenues	$44,849	$5,494	$13,797	$3,156	$(212)	$67,084

Net income (loss)	939	(627)	537	(2,836)	1,341	(646)
Provision (benefit) for income taxes	361	(458)	330	(1,492)	705	(554)
Interest expense (income), net	556	73	-	2,061	(1,308)	1,382
Depreciation and amortization	2,287	155	164	60	109	2,775
EBITDA (b)	$4,143	$(857)	$1,031	$(2,207)	$847	$2,957

Total assets	$51,639	$40,704	$5,779	$88,352	$5,152	$191,626
Capital expenditures	$267	$18	$83	$-	$-	$368

Nine months ended January 31, 2013 (a):
Revenues	$43,069	$6,795	$12,215	$788	$(202)	$62,665

Net income (loss)	792	(243)	704	(2,594)	1,012	(329)
Provision (benefit) for income taxes	470	(283)	413	(1,444)	539	(305)
Interest expense (income), net	583	20	-	1,558	(1,123)	1,038
Depreciation and amortization	2,174	283	166	61	109	2,793
Impairment of assets	-	-	-	169	-	169
EBITDA (b)	$4,019	$(223)	$1,283	$(2,250)	$537	$3,366

Total assets	$55,072	$48,183	$5,661	$88,644	$2,758	$200,318
Capital expenditures	$468	$244	$33	$-	$-	$745

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

For the quarter ended January 31, 2014, the Company determined that, based on the characterization of certain transactions that occurred in prior periods, no intersegment interest income or expense relating to such transactions would be appropriate.  As a result, the intersegment interest income and expense relating to such transactions has been removed from the presentation above for all periods presented.  For each period presented, there was no effect on the reported EBITDA, which the Company uses as a key measure for segment performance and evaluation purposes.

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Other businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the businesses operated by Palm Coast, FulCircle and Kable are collectively referred to as “Media Services”) and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. The results of FulCircle have been included in the accompanying financial statements since that subsidiary acquired certain assets from a third party on December 31, 2012. The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.  Many of the amounts and percentages presented in this section have been rounded for convenience of presentation.  Per share information are weighted average share calculations for the applicable period. Unless otherwise qualified, all references to 2014 and 2013 are to the fiscal years ending April 30, 2014 and 2013 and all references to the third quarter and first nine months of 2014 and 2013 mean the fiscal three and nine month periods ended January 31, 2014 and 2013.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2013 Form 10-K.  Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2013 Form 10-K.  The Company did not adopt any accounting policy in the first nine months of 2014 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 2014, the Company had a net loss of $11,000, or $0.00 per share, compared to net income of $3,000, or $0.00 per share, for the third quarter of 2013.  For the first nine months of 2014, the Company had a net loss of $646,000, or $0.09 per share, compared to a net loss of $329,000, or $0.05 per share, for the same period of 2013.  The results for the third quarter and first nine months of 2014 included adjustments increasing the reserve for doubtful accounts receivable by $624,000 ($393,000 after tax, or $0.05 per share) for the quarter and $488,000 ($307,000 after tax, or $0.04 per share) for the nine months for customers of the Company’s Media Services businesses.  The results for the first nine months of 2013 included a pre-tax, non-cash impairment charge of $169,000 ($107,000 after tax, or $0.02 per share), reflecting the write-down of a real estate investment asset during the first quarter of 2013.  Revenues were $23,812,000 and $67,084,000 for the third quarter and first nine months of 2014 compared to $21,752,000 and $62,665,000 for the same periods in the prior year.

Revenues from the Company’s Media Services operations increased from $21,225,000 and $62,079,000 for the third quarter and first nine months of 2013 to $22,307,000 and $64,140,000 for the same periods in 2014.  The increase in revenues for both periods was primarily due to the addition of FulCircle, whose revenues in the third quarter and first nine months of 2014 were $1,852,000 and $5,073,000.  Excluding FulCircle, the other Media Services companies had a combined $159,000 and $2,401,000 net decrease in revenues for the third quarter and first nine months of 2014 as compared to the same periods of 2013.  Magazine publishers are the principal customers of the other Media Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources and weakness in the U.S. economy.  The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal.  As a consequence of these and other factors, including customer losses, revenues from Subscription Fulfillment Services operations, excluding FulCircle’s operations, decreased from $14,400,000 and $42,458,000 for the third quarter and first nine months of 2013 to $13,991,000 and $39,777,000 for the same periods of 2014, while revenues from Newsstand Distribution Services operations decreased from $2,169,000 and $6,795,000 for the third quarter and first nine months of 2013 to $1,638,000 and $5,494,000 for the same periods of 2014.  Revenues from Product Packaging and Fulfillment Services and Other increased from $4,045,000 and $12,215,000 for the third quarter and first nine months of 2013 to $4,826,000 and $13,797,000 for the same periods in 2014, due to an increase in revenues from both the product packaging and fulfillment services business and the temporary staffing business.  Media Services operating expenses were $18,854,000 and $54,373,000 (84.5% and 84.8% of Media Services revenues) for the third quarter and first nine months of 2014 compared to $17,569,000 and $50,976,000 (82.8% and 82.1% of Media Services revenues) for the same periods of 2013.  The increase in Media Services operating expenses was primarily attributable to expenses associated with FulCircle ($1,163,000 and $4,796,000 for the third quarter and first nine months of 2014), offset in part for the first nine months of 2014 by a decrease in other Media Services payroll and benefits of $509,000.

Land sale revenues at AMREP Southwest and its subsidiaries were $1,443,000 and $2,867,000 for the third quarter and first nine months of 2014 compared to $525,000 for the same periods of 2013. For the third quarter and first nine months of 2014 and 2013, the Company’s land sales in New Mexico were as follows:

	Fiscal 2014			Fiscal 2013
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	4.4	$1,443	$328	-	$-	$-
Commercial	-	-	-	3.0	525	175
Total Developed	4.4	1,443	328	3.0	525	175
Undeveloped	-	-	-	-	-	-
Total	4.4	$1,443	$328	3.0	$525	$175
Nine months:
Developed
Residential	9.0	$2,763	$307	-	$-	$-
Commercial	-	-	-	3.0	525	175
Total Developed	9.0	2,763	307	3.0	525	175
Undeveloped	5.8	104	18	-	-	-
Total	14.8	$2,867	$194	3.0	$525	$175

For 2014, the average gross profit percentage on land sales was 3.0% for the third quarter and 9.7% for the first nine months, compared to 27.7% for the same periods in 2013.  Revenues, average selling prices and related gross profits from land sales can vary significantly from period to period as a result of many factors, including the nature and timing of specific transactions, and prior results are not necessarily a good indication of what may occur in future periods.  Real estate taxes and other expenses increased $52,000 and $343,000 for the third quarter and first nine months of 2014 compared to the same periods of 2013.  The increase in both periods was primarily due to increased legal costs and, for the nine month period, also to increased real estate tax expense as a result of the Company recognizing a credit of $180,000 in 2013 after the finalization of negotiations with the Sandoval County, New Mexico tax assessor for calendar year 2012 real estate taxes.  Real estate selling expenses were $57,000 and $176,000 for the third quarter and first nine months of 2014 compared to $60,000 and $171,000 for the same periods of 2013.

General and administrative expenses of Media Services operations declined to $1,856,000 and $5,505,000 (8.3% and 8.6% of Media Services revenues) for the third quarter and first nine months of 2014, compared to $2,063,000 and $6,101,000 (9.7% and 9.8% of Media Services revenues) for the same periods of 2013, primarily due to reduced legal expenses. Real estate operations and corporate general and administrative expenses decreased $120,000 and $548,000 in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily from lower payroll and benefit costs due to the absence of a chief executive officer of the Company, offset in part by higher legal costs related to the real estate operations.

Interest expense was $455,000 and $1,382,000 for the third quarter and first nine months of 2014 compared to $397,000 and $1,038,000 for the same periods of 2013, primarily due to the higher interest rate for the AMREP Southwest credit facility that was effective December 1, 2012 and increased average borrowings for Media Services.

The Company recognized a benefit for income taxes of $237,000 and $554,000 during the third quarter and first nine months of 2014, compared to a benefit for income taxes of $226,000 and $305,000 for the same periods of 2013. The Company’s effective tax rate of the benefit for income taxes was 95.6% and 46.1% for the third quarter and first nine months of 2014 compared to 101.3% and 48.1% for the same periods of 2013. The third quarter of each year included the impact of a reduction in unrecognized tax benefits, including accrued interest, pursuant to Accounting Standards Codification (“ASC”) 740 that totaled $160,000 in 2014 and $85,000 in 2013.  The difference between the tax benefits recognized in the third quarter and first nine months of both 2014 and 2013 and the amount that would be expected based upon the statutory rate was primarily attributable to the aforementioned reduction of liabilities related to unrecognized tax positions.  The Company expects to utilize federal net operating loss carryforwards to offset current and future taxable income, if any.

During the quarter ended January 31, 2014, the Company reached a settlement with the Internal Revenue Service (the “IRS”) with respect to the examination of the Company’s fiscal 2011 and 2012 federal income tax returns.  The Company did not have to pay any additional federal taxes as a result of the IRS’s examination of the two years due to the Company’s existing net operating losses, which were reduced by approximately $2,400,000.  As a result of the completion of the examinations, the Company reduced its liability for uncertain tax positions noted above.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements was $58,000 at both January 31, 2014 and April 30, 2013, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

The Company has changed its policy for compensated absences effective January 1, 2014 and, as a result, certain accrued amounts for compensated absences as of December 31, 2013 may be forfeited if an employee were to terminate employment with the Company after December 31, 2013 and before January 1, 2015. In addition, certain accrued amounts may be forfeited as of December 31, 2014 if unused by that date.  As a result, the Company may recognize non-cash income from the reversal of accrued liabilities for such forfeitures; however, the Company cannot reasonably estimate the amounts that may be recognized as income during 2014 or the fiscal year ending April 30, 2015 as a result of this policy change.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, the Company’s Media Services credit facility and working capital made available to the Company by the terms of customer contracts. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.

The Newsstand Distribution Services business is operated by Kable Distribution Services, Inc. (“Kable Distribution”).  Kable Distribution operates with negative working capital (approximately $24,777,000 at January 31, 2014) and borrows funds under the Media Services Credit Facility (defined below) ($4,724,000 at January 31, 2014). The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amounts will vary from period to period based on the level of magazine distribution.  The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) owed by Kable Distribution to publisher clients and other third parties.

During the first quarter of 2014, Kable Distribution received notice that a significant customer contract providing Kable Distribution with a majority of its negative working capital liquidity would not be renewed upon its scheduled expiration in June 2014.  Kable Distribution is evaluating its ability to pay, upon the expiration of this contract, the accounts payable owed by Kable Distribution to this significant customer.  As of January 31, 2014, Kable Distribution had cash of approximately $16,956,000, accounts receivable (net of estimated magazine returns to Kable Distribution) of approximately $18,756,000, accounts payable (net of estimated magazine returns to publishers) of approximately $60,489,000 (of which approximately $39,465,000 was owed to this customer) and outstanding borrowings of $4,724,000 under the Media Services Credit Facility.  Kable Distribution currently does not have sufficient capital or borrowing capacity to pay the accounts payable to this significant customer, and it will be unable to pay such amount absent the Company obtaining additional debt or equity funding or raising capital through the sale of assets. Such additional funding or capital may not be available on acceptable terms or at all. Any failure to obtain the funds needed to pay the accounts payable to this significant customer could have a material adverse effect on Kable Distribution’s business, financial condition and results of operations.

During the third quarter of 2014, the Company’s Newsstand Distribution Services business received notice that a second significant customer contract would not be renewed upon its scheduled expiration in June 2014.  This customer contract represented approximately 14.2% of revenues for the Company’s Newsstand Distribution Services business for the nine months ended January 31, 2014 (or 1.2% of the Company’s consolidated revenues for that period), and the loss of this revenue following the expiration of the contract in June 2014 could have a material adverse effect on the Company’s Newsstand Distribution Services business, financial condition and results of operations. The Company’s Newsstand Distribution Services business continues to negotiate a renewal of this contract.

During the first quarter of 2014, the Company’s Subscription Fulfillment Services business received notice that a significant customer contract would not be renewed upon its scheduled expiration in February 2015.  The Company’s Subscription Fulfillment Services business and this customer have agreed that the Company’s Subscription Fulfillment Services business will cease providing services under this contract prior to its scheduled expiration in February 2015 in return for the payment by the customer of certain minimum revenue requirements. Such payments are expected to be received periodically during calendar year 2014. Revenues recognized during the quarter ended January 31, 2014 related to the early termination of this customer contract totaled $372,000.  This customer contract represented approximately 13.9% of that business’s revenues for the first nine months of 2014 (or 8.2% of the Company’s consolidated revenues for the nine month period), and the loss of this revenue could have a material adverse effect on the Company’s Subscription Fulfillment Services business, financial condition and results of operations.

During the third quarter of 2014, the Company’s Subscription Fulfillment Services business received notice that a second significant customer contract would not be renewed upon its scheduled expiration in July 2014.  This customer contract represented approximately 5.4% of revenues for the Company’s Subscription Fulfillment Services business for the nine months ended January 31, 2014 (or 3.2% of the Company’s consolidated revenues for that period), and the loss of this revenue following the expiration of the contract in July 2014 could have a material adverse effect on the Company’s Subscription Fulfillment Services business, financial condition and results of operations.

AMREP Southwest finances its business from cash flow from operations and from advances made to it by its parent company. AMREP Southwest also has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed, and as a result, during 2013 the State of Florida made a demand of Palm Coast to repay approximately $1,305,000 of the $3,000,000 incentive award for calendar years 2010 through 2012. In addition, $1,222,000 of award monies and accrued interest for 2013 and 2014 remain open and are expected to be subject to repayment as Palm Coast did not meet the performance requirements for calendar year 2013 and does not expect to meet the performance requirements for calendar year 2014.

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

On August 30, 2013, the Company entered into a settlement agreement (the “Settlement Agreement”) with the PBGC. In the Settlement Agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $8,086,000 as of January 31, 2014.  In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,000.

On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accelerated funding liability then outstanding, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. The mortgages in favor of the PBGC will be discharged following the termination date of the Settlement Agreement. In connection with the Settlement Agreement, the Company made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements, including making all required minimum funding contributions to its pension plan. Any failure by the Company to comply with its obligations under the Settlement Agreement may result in an event of default, which would permit the PBGC to repossess, sell or foreclose on the properties that have been mortgaged in favor of the PBGC; however, if the Company complies with the terms of the Settlement Agreement, including making all future required minimum funding contributions to its pension plan and any payments required due to any shortfall in the appraised value of real property covered by the mortgages described above, the Company will not be required to make any further cash payments to its pension plan with respect to the remaining accelerated funding liability.

The Settlement Agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the Settlement Agreement, the PBGC will be deemed to have released and discharged the Company and any other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The Settlement Agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse effect on the Company’s financial condition.

Operating Activities

Receivables from Media Services operations decreased from $47,203,000 at April 30, 2013 to $36,048,000 at January 31, 2014, primarily due to the timing of the collection of receivables and lower business volumes.  Included in Media Services accounts receivable are receivables where a publisher bears the credit risk of non-collection of amounts due from customers to which the Company distributed the publisher's magazines.  Receivables subject to this arrangement totaled $15,076,000 at January 31, 2014 and $25,141,000 at April 30, 2013.  As noted above, the Company has received notice from this publisher that its contract would not be renewed upon its scheduled expiration in June 2014.

During the third quarter of 2014, Island Periodicals Puerto Rico LLC (“Island”), a sub-distributor of magazines and a customer of Kable Distribution, announced it was discontinuing operations. Based on this information, Kable Distribution recorded a charge to operations of $700,000 in the third quarter of 2014, which was substantially all of the estimated net accounts receivable due to Kable Distribution from Island based on expectations at that time of Island’s payment of amounts owed to Kable Distribution and estimates of future magazine return activity.

During the fourth quarter of 2013, Mercury Retail Services (“Mercury”), a wholesaler and customer of the Newsstand Distribution Services business, announced that it was encountering liquidity issues and presented a restructuring plan to all national magazine distributors.  Based on this information, Kable Distribution recorded a charge to operations of $2,000,000 in the fourth quarter of 2013, which was substantially all of the estimated net accounts receivable due to Kable Distribution from Mercury based on expectations at that time of Mercury’s payment of amounts owed to Kable Distribution and estimates of future magazine return activity.  As a result of cash payments received from Mercury, higher magazine return activity than expected and an updated estimate of future magazine returns, Kable Distribution revised its original estimate of bad debt expense and reduced the reserve by $300,000 and $600,000 during the three and nine months ended January 31, 2014.

Real estate operations and corporate receivables decreased from $107,000 at April 30, 2013 to $31,000 at January 31, 2014, primarily resulting from the reimbursement to the Company from its defined benefit retirement plan of expenses paid by the Company on the plan’s behalf.

Real estate inventory decreased from $73,906,000 at April 30, 2013 to $71,505,000 at January 31, 2014 due to land sales.  Inventory in the core real estate market of Rio Rancho, New Mexico decreased from $69,614,000 at April 30, 2013 to $67,213,000 at January 31, 2014.  The balance of real estate inventory consisted of properties in Colorado where there was no sales activity.

Accounts payable and accrued expenses decreased from $85,340,000 at April 30, 2013 to $73,602,000 at January 31, 2014, primarily from the timing of billings and payments due to publishers and vendors, and lower business volumes.

Investing Activities

Capital expenditures totaled $368,000 for the first nine months of 2014 and $745,000 for the same period of 2013, primarily for equipment and facility upgrades for the Media Services business in both periods.

Financing Activities

Media Services – Media Services has a Revolving Credit and Security Agreement with a bank (the “Media Services Credit Facility”) that provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility matures on May 12, 2015. At January 31, 2014, the borrowing availability under the Media Services Credit Facility was $14,654,000, and there was $4,724,000 outstanding against this availability.  The borrowing availability of $14,654,000 included $3,000,000 of availability associated with the business activity of one significant customer whose contract will expire in June 2014.  The highest amount borrowed during the quarter was $11,098,000.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The interest rate on outstanding borrowings at January 31, 2014 was 3.16%.

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

AMREP Southwest and the New Lender entered into an agreement effective December 1, 2012 amending the terms of the loan. Under the terms of the loan as now in effect, it matures on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by its original collateral (the “originally mortgaged land”) and by additional collateral (the “newly mortgaged land”) comprised of the balance of the real property owned by AMREP Southwest in Rio Rancho on December 1, 2012 and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale. The total book value of the real property collateralizing the loan was approximately $69,562,000 as of January 31, 2014. A sale transaction by AMREP Southwest of any newly mortgaged land for more than $50,000 or of any originally mortgaged land, other than land zoned and designated as a residential classification, for more than $100,000 requires the approval of the New Lender. Otherwise, the New Lender is required to release the lien of its mortgage on any land being sold by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable and at a price AMREP Southwest believes to be not less than the land’s fair market value or, in the case of the newly mortgaged land, its wholesale value, upon receipt of AMREP Southwest’s certification to such effect. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this facility. The requirement to maintain the reserve for interest and the restrictive covenants that applied prior to the amendment for the most part continue to apply, including a covenant restricting AMREP Southwest from making distributions and other payments to its parent company beyond a stated management fee, except that there is no longer a requirement regarding the ratio of the appraised value of the collateral to the amount of the loan. At January 31, 2014, the outstanding principal of the loan was $15,311,000.

Other notes payable consist of a $4,236,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $232,000 of asset financing loans with maturity dates through April 2014 and an average interest rate of 8.95%. The amount of Other notes payable due within one year totals $238,000.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies.  The table below summarizes significant contractual cash obligations as of January 31, 2014 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$24,503	$238	$5,095	$19,170	$-
Operating leases	3,412	1,811	1,340	261	-
Other	42,145	40,865	1,280	-	-
Total	$70,060	$42,914	$7,715	$19,431	$-

Other in the above table includes (i) $2,527,000 for the possible required return of grant monies received from the State of Florida and (ii) accounts payable of $39,465,000 as of January 31, 2014 owed by Kable Distribution to a customer whose contract is scheduled to expire in June 2014, which amount is net of estimated magazine returns to such customer, will vary from period to period based on the level of magazine distribution and will be due approximately 75 days after the expiration of the contract.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the Company’s ability to finance its future working capital and capital expenditure needs, (ii) the timing and extent of the Company’s required return of incentive monies to the State of Florida, (iii) the material adverse effect of the loss of material customer contracts, including the non-renewal of two significant customer contracts in the Company’s Subscription Fulfillment Services business (with a scheduled expiration in February 2015 and July 2014) and of two significant customer contracts in the Company’s Newsstand Distribution Services business (both with a scheduled expiration in June 2014), (iv) potential future failure to extend, renew or replace material liquidity sources, including liquidity needs that arise through the expiration of a significant customer contract in the Company’s Newsstand Distribution Services business in June 2014, and the associated material operational liquidity source under such contract and (v) the non-cash income that may be recognized during 2014 and the fiscal year ending April 30, 2015 as a result of the change in the Company’s policy for compensated absences. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to the Etagz, Inc. v. Berkeley Publications, Inc., et al lawsuit, which is described in Item 3 of Part I of AMREP Corporation’s Form 10-K for the year ended April 30, 2013, which was filed with the Securities and Exchange Commission on July 16, 2013. On December 20, 2013, the parties to the lawsuit entered into an agreement to settle the matter, which provides for a cash payment to be made to the plaintiff by the defendants, which includes each of Kable Distribution Services, Inc., Kable Media Services, Inc. and Kable News Company, Inc. (collectively, the “Kable Defendants”).  Berkeley Publications, Inc., one of the defendants in the lawsuit, has agreed to indemnify the Kable Defendants against the claims asserted by plaintiff and will pay all amounts due under the settlement agreement.

Reference is made to the Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC lawsuit, which is described in (i) Item 3 of Part I of AMREP Corporation’s Form 10-K for the year ended April 30, 2013, which was filed with the Securities and Exchange Commission on July 16, 2013, and (ii) Item 1 of Part II of AMREP Corporation’s Form 10-Q for the quarter ended October 31, 2013, which was filed with the Securities and Exchange Commission on December 16, 2013. On February 21, 2014, Kable Distribution Services, Inc. entered into an agreement with Distribution Integrated Services, Inc. (“DIS”) to settle the lawsuit, which provides for DIS to be the sub-distributor of magazines for Kable Distribution Services, Inc. in Puerto Rico on market terms.  No payments are required to be made by Kable Distribution Services, Inc. to DIS as part of the settlement.

Item 6.    Exhibits

Exhibit No.	Description
10.1	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2014	AMREP CORPORATION (Registrant)
By: /s/ Peter M. Pizza
Peter M. Pizza Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification required pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase