Form 10-K
period 2014-04-30
AMREP CORP.
filed 2014-07-29
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2014

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 1-4702

AMREP CORPORATION
(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300 Alexander Park, Suite 204, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (609) 716-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes	☐	No	☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Yes	☐	No	☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of October 31, 2013, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $32,084,472. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 18, 2014, there were 8,056,454 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.	Business

GENERAL

The Company* was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Staffing businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the Subscription Fulfillment Services business, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Staffing businesses are collectively referred to as “Media Services”), and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. Information concerning industry segments is set forth in Note 19 of the notes to the consolidated financial statements included in this annual report on Form 10-K.

As of July 1, 2014, the Company employed approximately 1,278 full time employees, which included approximately 474 temporary employees of the Company’s staffing business. The Company’s foreign sales and activities are not significant. Many of the amounts and percentages presented in this Part I have been rounded for convenience of presentation. All references in this Part I to 2014, 2013 and 2012 mean the Company’s fiscal years ended April 30, 2014, 2013 and 2012, unless otherwise qualified.

SUBSCRIPTION FULFILLMENT SERVICES, NEWSSTAND DISTRIBUTION SERVICES AND PRODUCT PACKAGING AND FULFILLMENT SERVICES AND STAFFING BUSINESSES

The Company (i) through its Palm Coast and FulCircle subsidiaries conducts its Subscription Fulfillment Services business in which it performs subscription fulfillment and related services for publishers and other customers, (ii) through its Newsstand Distribution Services subsidiaries distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries, and (iii) through its Product Packaging and Fulfillment Services and Staffing subsidiaries, provides internet order processing and shipment for e-commerce retailers, packaging design, procurement and product fulfillment services and temporary staffing services. Total Media Services revenues were $83,619,000 for 2014.

Subscription Fulfillment Services

The Subscription Fulfillment Services business performs fulfillment and fulfillment-related activities, principally magazine subscription and membership fulfillment services and ancillary services, and it accounted for approximately 70% of Media Services revenues in 2014. In the magazine subscription and membership fulfillment services operation, Palm Coast maintains subscriber lists and databases, processes new orders, receives and accounts for payments, prepares and transmits to printers the labels or tapes containing the names and addresses of subscribers for mailing each issue, handles subscriber telephone inquiries and correspondence, prepares renewal and statement notifications for mailing, generates marketing and statistical reports, processes internet orders and prints forms and promotional materials. List services clients are primarily publishers for whom Palm Coast maintains client customer lists, selects names for clients who rent their lists, merges rented lists with a client’s lists to eliminate duplication for the client’s promotional mailings, and sorts and sequences mailing labels to provide optimum postal discounts. These services are performed for many clients, but some clients may only utilize certain of them. Although by far the largest number of magazine titles for which subscription fulfillment services are performed are consumer publications, Palm Coast also performs services for membership organizations, trade (business) publications and government agencies that utilize the broad capabilities of Palm Coast’s extensive database systems.

Palm Coast performs subscription fulfillment services for approximately 405 different magazine titles for approximately 90 clients and maintains databases of approximately 30 million active subscribers for its client publishers and membership organizations. In a typical month, Palm Coast produces or provides data for approximately 30 million mailing labels for its clients and also processes over 10 million pieces of outgoing mail for these clients.

* As used herein, “Company” includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

There are a number of companies that perform subscription fulfillment services for publishers and with which Palm Coast competes, including two that are larger than Palm Coast. Since publishers often utilize only a single fulfillment company for a particular publication, there is intense competition to obtain subscription fulfillment contracts with publishers. Competition for non-publisher clients is also intense. Palm Coast has a sales staff whose primary task is to solicit subscription and membership fulfillment business.

FulCircle is engaged in the marketing strategy, call center service, product distribution and operational solutions businesses. The acquisition of these assets on December 31, 2012 has allowed the Company’s Media Services business to move further into non-publishing relationships.

Newsstand Distribution Services

In its Newsstand Distribution Services business, Kable Distribution Services, Inc. (“Kable Distribution”), a subsidiary of Kable Media Services, Inc., operates a national distribution business that distributes over 425 publications for approximately 130 publishers. Among the titles are many special interest magazines, including various hobbyist, celebrity, puzzle, automotive, comics, women’s service and sports magazines. In a typical month, Kable Distribution distributes approximately 40 million copies of various titles to wholesalers. Kable Distribution coordinates the movement of the publications from its publisher clients to approximately 80 independent wholesalers in North America and to wholesalers in over 80 countries worldwide. The wholesalers in turn sell the publications to retail chains and independent retail outlets. All parties generally have full return rights for unsold copies. From May 1, 2011 through April 30, 2014, wholesalers or retailers ultimately returned for credit approximately 65% of the magazines Kable Distribution initially distributed, and Kable Distribution has the contractual right to return these magazines for offsetting credits from the publishers from whom the magazines were purchased. The Newsstand Distribution Services business accounted for approximately 8% of Media Services revenues in 2014.

While Kable Distribution may not handle all publications of an individual publisher client, it usually is the exclusive distributor into the consumer marketplace for the publications it distributes. Kable Distribution has a distribution sales and marketing force that works with wholesalers and retailers to promote magazine sales and assist in determining the appropriate number of copies of an individual magazine to be delivered to each wholesaler and ultimately each retailer serviced by that wholesaler. Kable Distribution generally does not physically handle any product. Kable Distribution generates and delivers to each publisher’s printer shipping instructions with the addresses of the wholesalers and the number of copies of product to be shipped to each. All magazines have a defined “off sale” date following which the retailers return unsold copies to the wholesalers, who destroy them after accounting for returned merchandise in a manner satisfactory to and auditable by Kable Distribution.

Kable Distribution generally makes substantial cash advances to publishers against future sales that publishers may use to help pay for printing, paper and production costs prior to the product going on sale. Kable Distribution is usually not paid by wholesalers for product until some time after the product has gone on sale, and is therefore exposed to credit risks with both publishers and wholesalers. Kable Distribution’s ability to limit its credit risk is dependent in part on its ability to estimate the number of copies of an issue that should be distributed and which will be sold, and on limiting its advances to the publisher accordingly. Except for a small number of publisher clients, Kable Distribution generally guarantees the payment to publishers of the sale price of magazines sold to, and not returned by, wholesalers, whether or not such wholesalers actually pay Kable Distribution the amounts due for such sales.

Kable Distribution competes primarily with three other national distributors, each of which is larger than Kable Distribution. One of these competitors is affiliated with a magazine publishing company, and one is affiliated with the largest magazine wholesaler group in North America. The competition for the distribution rights in this business is intense. In addition, there has been a major consolidation and reduction in the number of wholesalers to whom Kable Distribution distributes magazines arising from changes within the magazine distribution industry. During 2014, business with three wholesalers accounted for a major portion of the gross billings of Kable Distribution’s business, which is common for the industry. Of Kable Distribution’s aggregate accounts receivable before reserves at April 30, 2014, approximately 77% was due from these three wholesalers; one of these wholesalers announced at the end of May 2014 that it planned to discontinue operations and filed for bankruptcy in June 2014. Following the cessation of operations of this significant wholesaler, two wholesalers control a substantial majority of the wholesale single-copy newsstand sales market in North America and, due in part to the lack of formal written agreements between distributors and wholesalers, wholesalers are often able to dictate at their discretion the prices that publishers, through their national distributors, are required to pay such wholesalers for the wholesale activities relating to their magazines and the procedures related thereto.

Product Packaging and Fulfillment Services and Staffing

Together, Kable’s Product Packaging and Fulfillment Services business offers an integrated approach to all forms of electronic and traditional commerce for consumer products manufacturers. Specifically, the business provides:

•	Design, procurement and assembly/packaging of retail packs and point-of-purchase displays;

•	Front-end processing, including customer database management for one-time and subscription order programs;

•	Out-reach to consumers via e-commerce, direct mail and outbound phone services;

•	Order capturing via electronic mediums as well as traditional call center operations, mail capture and associated data entry;

•	Warehousing and pick/pack/ship functions for both business to business and business to consumer shipments; and

•	Billing as well as collection of payments tendered by credit cards, checks and cash.

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

Kable Staffing operates as a separate business which provides temporary employees to local companies in the Fairfield, Ohio area, including Kable’s Product Packaging and Fulfillment Services business. Many of its clients experience fluctuations in their businesses and therefore choose to use temporary employees from an agency rather than trying to manage the labor themselves. Kable Staffing hires and pays the employees it provides to its clients, and charges its clients a rate that includes its margin for providing this service. Both Kable Product Packaging and Fulfillment Services and Kable Staffing operate in very competitive environments. Together, they accounted for approximately 22% of Media Services revenues in 2014.

REAL ESTATE OPERATIONS

The Company conducts its real estate business through AMREP Southwest and its subsidiaries, with these activities occurring primarily in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico. References below to Rio Rancho include the City and such adjoining areas.

Properties – Rio Rancho

Rio Rancho consists of 91,049 acres in Sandoval County near Albuquerque, of which approximately 74,100 acres have been platted into approximately 114,680 residential and commercial lots, approximately 16,500 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land. At April 30, 2014, approximately 91,000 of these residential and commercial lots had been sold by AMREP Southwest and its subsidiaries. AMREP Southwest and its subsidiaries currently own approximately 17,250 acres in Rio Rancho, of which approximately 4,400 acres are in several areas of contiguous properties which have been developed or are suitable for development, and approximately 2,000 acres are in areas with a high concentration of ownership, where AMREP Southwest and its subsidiaries own more than 50% of the lots in the area. These high concentration areas are suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. The balance of the acreage owned is in scattered lots, where AMREP Southwest and its subsidiaries own less than 50% of the lots in the area, that may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or that AMREP Southwest may offer for sale individually or in small groups. The continuity and future growth of the Company’s real estate business, if the Company pursues such growth, will require that the Company acquire new properties in or near Rio Rancho or expand to other markets to provide sufficient assets to support a meaningful real estate development business.

Activities conducted or arranged by AMREP Southwest and its subsidiaries include the obtaining of necessary governmental approvals (“entitlements”), installation of utilities and necessary storm drains, ensuring the availability of water service from the City of Rio Rancho and building or improving of roads necessary for land development. At Rio Rancho, AMREP Southwest and its subsidiaries develop both residential lots and sites for commercial and industrial use as demand warrants, and also secure entitlements for large development tracts for sale to homebuilders. The engineering work at Rio Rancho is performed by both AMREP Southwest employees and outside firms, but all development work is performed by outside contractors. AMREP Southwest personnel market land at Rio Rancho, both directly and through brokers. AMREP Southwest currently has approximately 320 developed lots available for sale in Rio Rancho. The development of additional lots for sale in Rio Rancho will require significant additional financing or other sources of funding, which may not be available. AMREP Southwest and its subsidiaries compete with other owners of land in the Rio Rancho and Albuquerque area that offer for sale developed and undeveloped residential lots and sites for commercial and industrial use.

The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 94,000 whose median age is 36 years. The city’s population grew by approximately 81% from calendar year 2000 through 2013. The city has completed significant construction projects within the last five years, including a City Center central business district with a 6,500 seat events center and a city hall, the University of New Mexico West campus at City Center, a Hewlett-Packard technical and customer support center, Central New Mexico Community College and two new hospitals, among others. Currently, major non-government employers include Intel Corporation, Hewlett-Packard, U.S. Cotton and customer care call centers of Bank of America, Alliance Data and Sprint PCS. As of March 2014, the City of Rio Rancho’s unemployment rate was 7.4%.

In Rio Rancho, AMREP Southwest and its subsidiaries sell both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. In the last three fiscal years, its land sales in Rio Rancho have been as follows:

	Acres Sold	Revenues	Revenues Per Acre (a)
2014:
Developed
Residential	10	$2,946,000	$295,000
Commercial	-	-	-
Total Developed	10	2,946,000	295,000
Undeveloped	79	688,000	9,000
Total	89	$3,634,000	$41,000

2013:
Developed
Residential (b)	-	$120,000	$476,000
Commercial	3	525,000	175,000
Total Developed	3	645,000	215,000
Undeveloped	9	188,000	21,000
Total	12	$833,000	$69,000

2012:
Developed
Residential	-	$-	$-
Commercial	4	748,000	178,000
Total Developed	4	748,000	178,000
Undeveloped	100	1,141,000	11,000
Total	104	$1,889,000	$18,000

(a)	Revenues per acre may not calculate precisely due to rounding of acres sold amounts and rounding to nearest thousand for revenues.
(b)	Less than one half an acre of residential developed land was sold in 2013.

In connection with certain individual home site sales made prior to 1977 at Rio Rancho, if water, electric and telephone utilities have not reached the lot site when a purchaser is ready to build a home, AMREP Southwest is obligated to exchange a lot in an area then serviced by such utilities for the lot of the purchaser, without cost to the purchaser. AMREP Southwest has not incurred significant costs related to the exchange of lots.

Other Real Estate Interests

A subsidiary of AMREP Southwest owns two tracts of land in Colorado, consisting of one property of approximately 160 acres planned for approximately 400 homes being offered for sale and one property of approximately 10 acres zoned for commercial use being offered for sale.  In addition, in Rio Rancho, AMREP Southwest and its subsidiaries own subsurface oil, gas and mineral interests in approximately 55,000 “surface” acres of land owned by AMREP Southwest and its subsidiaries or by others in Rio Rancho.

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

Not required.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company’s executive offices are located in approximately 2,600 square feet of leased space in an office building in Princeton, New Jersey. The Company’s Subscription Fulfillment Services business is located in two owned facilities in Palm Coast, Florida comprising approximately 204,000 square feet of space, one leased facility in Palm Coast, Florida comprising approximately 42,000 square feet of space and one leased location in Denver, Colorado comprising approximately 12,000 square feet of space. One of the owned facilities of the Company’s Subscription Fulfillment Services business comprising approximately 61,000 square feet of space is subject to a first lien mortgage in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) as described in Item 7. The Company’s Newsstand Distribution Services business is located in two owned facilities comprising approximately 27,000 square feet and three leased facilities comprising approximately 10,000 square feet of space, with an executive office located in New York City and a principal location being in Mt. Morris, Illinois. The Company’s Product Packaging and Fulfillment Services and Staffing businesses are primarily located in one owned facility in Fairfield, Ohio comprising approximately 208,000 square feet and one leased facility in Fairfield, Ohio comprising approximately 2,750 square feet of space. The owned facility of the Company’s Product Packaging and Fulfillment Services and Staffing businesses is subject to a mortgage note payable as described in Item 7. Real Estate operations are located in approximately 4,900 square feet of leased space in an office building in Rio Rancho, New Mexico. In addition, other real estate inventory and investment properties are described in Item 1, which are subject in part to a mortgage described in Item 7. The Company believes its facilities are adequate for its current requirements.

Item 3.	Legal Proceedings

In March 2009, a civil action was commenced against the Company’s wholly-owned subsidiary in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al. Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines. Anderson has alleged that magazine publishers and distributors, including the Company’s subsidiary, Kable Distribution, conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort. Anderson has asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy. Damages have not been quantified, but would presumably be alleged to be substantial. Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel. The amended complaint in the lawsuit was filed on September 7, 2012. On September 24, 2012, Kable Distribution filed its answer to the amended complaint denying all allegations of wrongdoing against it. Discovery in the case is continuing. Kable Distribution is vigorously defending the lawsuit. The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses.

On July 11, 2011, Kable Distribution was served with a summons and complaint in a lawsuit entitled Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC brought in the Tribunal de Primera Instancia, Sala de San Juan, in Puerto Rico. Kable Distribution’s co-defendant, Island Periodicals Puerto Rico, LLC, was a sub-distributor of magazines for Kable Distribution in Puerto Rico, a position formerly held by plaintiff. In the lawsuit, plaintiff alleged that the termination by Kable Distribution of plaintiff’s former sub-distributorship arrangement with Kable Distribution was in breach of a contract between them, and therefore in violation of Puerto Rico Law 75, a statute that provides remedies to a dealer in property for the unjustified termination of its dealership arrangement. Plaintiff sought damages from Kable Distribution in the amount of $2,000,000 and injunctive relief. On February 21, 2014, Kable Distribution entered into an agreement with the plaintiff to settle the lawsuit, which provides for the plaintiff to be the sub-distributor of magazines for Kable Distribution in Puerto Rico on market terms.  No payments were required to be made by Kable Distribution to the plaintiff as part of the settlement.

On March 29, 2013, Kable Distribution, Kable Media Services, Inc. and Kable News Company, Inc. (collectively, the “Kable Patent Defendants”) were named in the fourth amended complaint for patent infringement in the United States District Court for the District of Utah, Central Division in a lawsuit entitled Etagz, Inc. v. Berkeley Publications, Inc., et al. The Kable Patent Defendants were accused of infringing certain patents owned by Etagz, Inc. in connection with the distribution of certain DVDs and magazines published by Berkeley Publications, Inc., one of the co-defendants in the lawsuit. On December 20, 2013, the parties to the lawsuit entered into an agreement to settle the matter, which provides for a cash payment to be made to the plaintiff by the defendants.  Berkeley Publications, Inc. has indemnified the Kable Patent Defendants against the claims asserted by plaintiff and paid all amounts due under the settlement agreement.

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

Peter M. Pizza, age 63, has been Vice President and Chief Financial Officer of the Company since 2001 and was Vice President and Controller of the Company from 1997 to 2001.

Christopher V. Vitale, age 38, has been Vice President, General Counsel and Secretary of the Company since March 2013. From April 2012 to March 2013, he was Vice President, Legal at Franklin Square Holdings, L.P. and from August 2011 to March 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. From March 2011 to July 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from April 2009 to July 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones, where he was responsible for managing legal, governance, compliance, litigation, securities and governmental affairs. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Rory Burke, age 58, has been President and Chief Executive Officer of the Company’s Subscription Fulfillment Services business since March 2014. From November 2011 to March 2014, he was Executive Vice President and Chief Operating Officer of the Company’s Subscription Fulfillment Services business.  From June 2009 to October 2011, Mr. Burke was a National Sales Executive for CDS Global, Inc., a subscription and product fulfillment provider.  From 2003 to May 2009, he was Executive Vice President of Kable Fulfillment Services, Inc., one of the predecessors of Palm Coast Data LLC.  Prior to joining Kable Fulfillment Services, Inc., Mr. Burke held various operational, client service and executive leadership positions with Neodata Services, Inc. and Electronic Data Systems, both subscription and product fulfillment providers.

Michael P. Duloc, age 57, has been President and Chief Executive Officer of the Company’s Newsstand Distribution Services business and the Company’s Product Packaging and Fulfillment Services and Staffing businesses since August 2011. From August 2011 to March 2014, he was also President and Chief Executive Officer of the Company’s Subscription Fulfillment Services business. Since 1993, Mr. Duloc has held various senior executive positions with Media Services companies, including President of Kable Media Services, Inc. since 2007, President of Kable Distribution Services, Inc. since 1996, and President of Kable Fulfillment Services, Inc., one of the predecessors of Palm Coast Data LLC, from 2000 until 2007.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Many of the amounts and percentages presented in this Part II have been rounded for convenience of presentation. All references in this Part II to 2014, 2013 and 2012 mean the Company’s fiscal years ended April 30, 2014, 2013 and 2012, unless otherwise qualified.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 11, 2014, there were approximately 615 holders of record of the common stock. The range of high and low sales prices of the common stock on the New York Stock Exchange for the last two fiscal years by quarter is presented below:

	Price Range
	High	Low
Fiscal 2013
First Quarter	$8.17	$5.80
Second Quarter	$10.40	$4.80
Third Quarter	$15.77	$6.30
Fourth Quarter	$12.46	$8.05

	Price Range
	High	Low
Fiscal 2014
First Quarter	$11.20	$6.63
Second Quarter	$11.00	$7.50
Third Quarter	$8.25	$6.11
Fourth Quarter	$7.58	$5.74

The volatility of the market price for the Company’s common stock may make it difficult for a shareholder to sell the Company’s common stock, and the sale of substantial amounts of the Company’s common stock could adversely affect the price of the common stock. The Company believes the price of its common stock may have been adversely affected from time to time by above average selling pressure created by institutions that have received charitable gifts of the Company’s common stock and engaged in selling programs to liquidate such positions. From May 1, 2011 to April 30, 2014, the Company’s largest shareholder, Nicholas G. Karabots and his affiliates, has donated 1,863,845 shares of the Company’s common stock he has beneficially owned representing approximately 25.8% of the Company’s outstanding common stock as of April 30, 2014 to such institutions.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that five of the Company’s shareholders beneficially own a substantial majority of the outstanding common stock. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2014 was approximately 16,527 shares per day. This thin trading market, when combined with additional selling pressure, including selling by institutions that receive charitable gifts as described above, can result in overall negative stock price and trading trends, which can last as long as the additional selling pressure continues.

In addition, the Company is an Oklahoma corporation and the anti-takeover provisions of its certificate of incorporation and of Oklahoma law generally prohibit the Company from engaging in “business combinations” with an “interested shareholder,” as those terms are defined therein, unless the holders of at least two-thirds of the Company’s then outstanding common stock approve the transaction. Consequently, the concurrence of the Company’s significant shareholder, Mr. Karabots and his affiliates, would generally be needed for any “interested shareholder” (other than Mr. Karabots and his affiliates) to acquire control of the Company, even if a change in control would be beneficial to the Company’s other shareholders.

Dividend Policy

The Company has paid no cash dividends on its common stock since fiscal year 2008. The Company may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, capital requirements and other needs. No assurance is given that there will be any such future dividends declared.

Equity Compensation Plan Information

See Item 12 of this annual report on Form 10-K that incorporates such information by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

For a description of the Company’s business, refer to Item 1 of Part I of this annual report on Form 10-K. As indicated in Item 1, the Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast and its subsidiary, FulCircle, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Staffing businesses operated by Kable and the real estate business operated by AMREP Southwest and its subsidiaries. The results of FulCircle have been included in the Subscription Fulfillment Services business segment since that subsidiary acquired certain assets from a third party on December 31, 2012. Data concerning industry segments is set forth in Note 19 of the notes to the consolidated financial statements included in this annual report on Form 10-K. The Company’s foreign sales and activities are not significant.

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

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Areas that require significant judgments and estimates to be made include: (i) the determination of revenue recognition for the Newsstand Distribution Services business, which is based on estimates of magazine returns to the Company from wholesalers and the offsetting returns of magazines by the Company to publishers for credit; (ii) allowances for doubtful accounts; (iii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, goodwill and assets held for sale; (v) actuarially determined benefit obligation and other pension plan accounting and disclosures; (vi) risk assessment of uncertain tax positions; (vii) the determination of the recoverability of net deferred tax assets; and (viii) legal contingencies. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•	Newsstand Distribution Services revenues generally represent commissions earned from the distribution of publications for client publishers, which are recorded by the Company at the time the publications go on sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605. The publications generally are sold on a fully returnable basis, which is in accordance with prevailing trade practice. Accordingly, the Company provides for estimated returns by charges to income that are determined on an issue-by-issue basis utilizing historical experience and current sales information. The financial impact to the Company of a change in the sales estimate for magazine returns to it from its wholesalers is substantially offset by the simultaneous change in the Company’s estimate of its cost of purchases since it passes on the returns to publishers for credit. As a result, the effect of a difference between the actual and estimated return rates on the Company’s commission revenues is the amount of the commission attributable to the difference. The effect of an increase or decrease in the Company’s estimated rate of returns of 1% during any period would be dependent upon the mix of magazines involved and the related selling prices and commission rates, but would generally result in a change in that quarter’s net commission revenues of approximately $77,000;

•	management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable;

•	real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	asset impairment determinations are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of operating asset groups includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and administrative expenses. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;

•	defined benefit retirement plan obligations and plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on retirement plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality. As of April 30, 2014, the effect of every 0.25% change in the investment rate of return on retirement plan assets would increase or decrease the subsequent year’s pension expense by approximately $70,000 per year, and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by approximately $38,000;

•	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities;

•	projected Company earnings (including currently unrealized gains on real estate inventory) for the recoverability of net deferred tax assets in the future; and

•	the Company is currently involved in legal proceedings which are described in Part I, Item 3 of this annual report on Form 10-K and the Company estimates whether the legal proceedings relate to a probable loss and if so, then an estimate of probable loss within a range of potential probable losses is made for accrual in the financial statements. It is possible that the consolidated financial position or results of operations for any particular quarterly or annual period could be materially affected by an outcome of litigation that is significantly different from the Company’s assumptions. The Company does not accrue for expected future legal costs for such proceedings.

RESULTS OF OPERATIONS

Year Ended April 30, 2014 Compared to Year Ended April 30, 2013

For 2014, the Company recorded a net loss of $2,939,000, or $0.42 per share, compared to a net loss of $2,838,000, or $0.47 per share, in 2013. The results for 2014 included pre-tax, non-cash impairment charges of $955,000 ($602,000 after tax, or $0.09 per share), while the results for 2013 included pre-tax, non-cash impairment charges of $1,511,000 ($952,000 after tax, or $0.16 per share), with the charges in both years reflecting the write-down of certain long-lived assets. The results for both years also included reserves for doubtful accounts receivable of $2,458,000 ($1,549,000 after tax, or $0.22 per share) in 2014 and $2,000,000 ($1,260,000 after tax, or $0.21 per share) in 2013, primarily for magazine wholesalers who discontinued operations. Excluding the impairment charges and the accounts receivable reserves in both years, results for 2014 were a net loss of $788,000, or $0.11 per share, compared to a net loss of $626,000, or $0.10 per share, for 2013. Revenues for 2014 were $87,337,000 compared to $83,001,000 in the prior year.

Revenues from the Company’s Media Services operations increased from $82,105,000 for 2013 to $83,619,000 for 2014. The increase in revenues was primarily due to (i) the addition of FulCircle, whose full fiscal year revenues were $5,922,000 in 2014 compared to $1,759,000 for the four months ended April 30, 2013 and (ii) $1,759,000 of payments from a significant Subscription Fulfillment Services customer related to the early termination of their contract. Excluding these two items, the Company’s Media Services operations had a $4,408,000 net decrease in revenues for 2014 compared to 2013.

Revenues from Subscription Fulfillment Services operations, excluding FulCircle’s operations and the early termination payments, decreased from $55,713,000 for 2013 to $50,855,000 for 2014, while revenues from Newsstand Distribution Services operations decreased from $8,867,000 in 2013 to $6,906,000 in 2014. Magazine publishers are the principal customers of these operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues, increases in paper costs, printing costs and postal rates and weakness in the U.S. economy. The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers or newsstand distribution providers and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal. Revenues from Product Packaging and Fulfillment Services and Staffing operations increased from $15,766,000 in 2013 to $18,177,000 in 2014, due to an increase in revenues from both the temporary staffing business and the product packaging and fulfillment services business.

Although there are multiple revenue streams in the Subscription Fulfillment Services business, including revenues from the maintenance of customer computer files and the performance of other fulfillment-related activities, including telephone call center support and graphic arts and lettershop services, a customer generally contracts for and utilizes all available services as a total package, and the Company would not normally provide ancillary services to a customer unless it is also providing the core service of maintaining a database of subscriber names. Thus, variations in Subscription Fulfillment Services revenues are primarily the result of fluctuations in the number and sizes of customers rather than in the demand for a particular service. This is also true in the Newsstand Distribution Services business where there is only one primary service provided, which results in one revenue source, the commissions earned on the distribution of magazines. The Company competes with other companies, including three larger companies in the Newsstand Distribution Services business and two larger companies in the Subscription Fulfillment Services business, and the competition for new customers is intense in both segments, which results in a price sensitivity that makes it difficult for the Company to increase or even maintain its prices.

Revenues from land sales at AMREP Southwest increased from $833,000 in 2013 to $3,634,000 in 2014. The number of permits issued for new home construction in Rio Rancho decreased from 490 permits in fiscal 2013 to 471 in fiscal 2014, and the Company still is confronted with builders using their existing inventories of lots previously purchased from the Company and others in Rio Rancho.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. The Company sold 89 acres of land in 2014 at an average selling price of $41,000 per acre compared to 12 acres of land in 2013 at an average selling price of $69,000 per acre. The average gross profit percentage on land sales before indirect costs was 23% for 2014 compared to 38% for 2013. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods. In addition, AMREP Southwest recorded impairment charges on certain real estate inventory and investment assets of $686,000 in 2014 and $1,342,000 in 2013, which were based on appraisals of portions of AMREP Southwest’s real estate that in each year showed deterioration in the fair market value from the prior year. Should the adverse real estate market conditions continue, AMREP Southwest may experience future impairment charges.

Operating expenses for the Company’s Media Services businesses were $72,494,000 (86.7% of related revenues) for 2014 compared to $69,880,000 (85.1% of related revenues) for 2013. The increase of $2,614,000 was primarily due to a full year of expenses of FulCircle, which was acquired on December 31, 2012. Other operating expenses increased $320,000 (23.9%) for 2014 compared to the prior year, primarily due to AMREP Southwest’s increased real estate tax expense and land maintenance costs.

General and administrative expenses of Media Services operations decreased $876,000 (10.8%) in 2014 compared to the prior year, primarily due to the net effect of decreased legal expenses, decreased facilities expenses and decreased payroll and benefits, offset in part by an increase in other expenses primarily resulting from 2013 having a credit to expense for $310,000 related to an accrual adjustment for an earn-out liability recorded at the time of acquisition of certain assets by FulCircle. Real estate operations and corporate general and administrative expenses decreased $486,000 (10.7%) in 2014 compared to the prior year, primarily due to lower payroll and benefits costs and lower actuarially determined pension costs.

The Company's effective tax rate was 23.5% in 2014 compared to 38.3% in 2013. The difference between the statutory tax rate and the effective rate of the tax benefit in 2014 is due to the recognition of valuation allowances that totaled $600,000 for deferred tax assets related to certain state net operating loss carryforwards that are deemed not likely to be realized. The effect of the valuation allowance was to reduce the tax benefit in 2014. In 2013, the difference between the statutory tax rate and the effective rate of the tax benefit was primarily due to a reduction of liabilities related to unrecognized tax benefits due to the expiration of the statute of limitations on certain prior year tax benefits.

During 2014, the Company reached a settlement with the Internal Revenue Service (the “IRS”) with respect to the examination of the Company’s fiscal year 2012 and 2011 federal income tax returns. The Company did not have to pay any additional federal taxes as a result of the IRS’s examination of the two years due to the Company’s existing net operating losses, which were reduced by approximately $2,400,000. As a result of the completion of the examinations, the Company reduced its liability for uncertain tax positions by $160,000, including accrued interest. This reduction had the effect of increasing the tax benefit in the accompanying financial statements in 2014.

The Company has changed its policy for compensated absences effective January 1, 2014 and, as a result, certain accrued amounts for compensated absences as of December 31, 2013 may be forfeited if an employee were to terminate employment. In addition, certain accrued amounts may be forfeited as of December 31, 2014 if unused by that date.  As a result, the Company may recognize non-cash income from the reversal of accrued liabilities for such forfeitures; however, the Company cannot reasonably estimate the amounts that may be recognized as income during the fiscal year ending April 30, 2015 as a result of this policy change.

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

Revenues from the Company’s Media Services operations decreased from $83,447,000 for 2012 to $82,105,000 for 2013. Revenues from Subscription Fulfillment Services operations decreased from $62,230,000 for 2012 to $57,472,000 for 2013, which includes $1,759,000 of FulCircle revenues from the acquisition date of December 31, 2012. Revenues from Newsstand Distribution Services operations decreased from $9,127,000 in 2012 to $8,867,000 in 2013. Revenues from Product Packaging and Fulfillment Services and Staffing increased from $12,090,000 in 2012 to $15,766,000 in 2013, due to an increase in revenues from both the temporary staffing business and the product packaging and fulfillment services business.

Revenues from land sales at AMREP Southwest decreased from $1,889,000 in 2012 to $833,000 in 2013. Permits for new home construction in Rio Rancho have generally declined from fiscal year 2008 through fiscal year 2012. Although the number of permits issued for new home construction in Rio Rancho increased from 328 permits in fiscal 2012 to 490 permits in fiscal 2013, the Company was confronted with builders using their existing inventories of lots previously purchased from the Company and others in Rio Rancho.

The Company sold 12 acres of land in 2013, at an average selling price of $69,000 per acre compared to 104 acres of land in 2012, mostly undeveloped, at an average selling price of $18,000 per acre, reflecting differences in the mix of properties sold in each period. The average gross profit percentage on land sales before indirect costs was 38% for 2013 compared to 86% for 2012. The sale of undeveloped land in 2012 consisted of land sold to a quasi-governmental agency under threat of condemnation for its use as part of a flood plain, and the nature of the land and its average selling price per acre are not believed to be representative of the Company’s inventory and investment properties. In addition, as noted above, AMREP Southwest recorded impairment charges of $1,511,000 in 2013 and $570,000 in 2012, which were based on appraisals of portions of AMREP Southwest real estate inventory and investment assets that in each year showed deterioration in the fair market value from the prior year.

Operating expenses for the Company’s Media Services businesses were $69,880,000 (85.1% of related revenues) for 2013 compared to $70,076,000 (84.0% of related revenues) for 2012. The decrease of $196,000 was primarily due to the net effect of (i) a decrease of facilities and equipment expenses, including depreciation, primarily as a result of assets acquired in 2007 having reached full depreciation and, to a lesser extent, the termination of a warehouse lease at the end of the lease term, (ii) a decrease of payroll and benefits costs and (iii) an increase in bad debt expense.

Other operating expenses decreased $286,000 (17.6%) for 2013 compared to the prior year, primarily due to the net effect of AMREP Southwest’s (i) lower real estate tax expense, (ii) increased land maintenance costs and (iii) increased land appraisal costs. Other operating expenses in 2012 also included a one-time credit of $73,000 related to the sale of property associated with the Company’s restructuring of its Subscription Fulfillment Services business.

General and administrative expenses of Media Services operations decreased $704,000 (8.0%) in 2013 compared to 2012, primarily due to the net effect of (i) a decrease in payroll and benefits costs, (ii) a credit to expense for $310,000 related to an accrual adjustment for an earn-out liability recorded at the time of acquisition of certain assets by FulCircle and (iii) an increase in consulting and legal costs. Real estate operations and corporate general and administrative expenses increased $117,000 (2.6%) in 2013 compared to 2012, primarily due to increased actuarially determined pension costs.

The Company's effective tax rate was 38.3% in 2013 compared to 43.9% in 2012. The difference between the statutory tax rate and the effective rate of the tax benefit in both years was primarily due to a reduction of liabilities related to unrecognized tax benefits due to the expiration of the statute of limitations on certain prior year tax benefits in both 2013 and 2012.

During 2013, the Company reached a settlement with the Internal Revenue Service with respect to an examination of its fiscal year 2010 and 2005 federal tax returns. As a result, the Company paid $597,000 in taxes related to (i) deferred gains on investment assets not previously recognized and (ii) the timing of certain deductible expenses, and accrued $33,000 of interest related to this payment. The Company charged $589,000 to previously accrued current and deferred income tax liabilities and $41,000 to the income tax provision in the accompanying consolidated financial statements as a result of this settlement.

LIQUIDITY AND CAPITAL RESOURCES

AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on distributions of funds from subsidiaries to pay expenses and fund operations. The Company’s primary sources of funding for working capital requirements are cash flow from operations, a revolving credit facility between the Company’s Media Services businesses and a bank (the “Media Services Credit Facility”) and working capital made available to the Company by the terms of customer contracts. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.

Real Estate

AMREP Southwest finances its business from cash flow from operations, which has been minimal in recent years due to the conditions in its real estate markets, and from advances made to it by its parent. AMREP Southwest also has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings. Land investments generally cannot be sold quickly, and AMREP Southwest’s ability to sell properties has been and will continue to be affected by market conditions. AMREP Southwest’s ability to pay down debt, reduce interest costs or acquire properties is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the deadlines AMREP Southwest has established for each property.

Media Services

The Company’s Newsstand Distribution Services business, which is operated through Kable Distribution, a subsidiary of Kable, had negative working capital of approximately $26,804,000 at April 30, 2014 and had outstanding borrowings of $1,059,000 at April 30, 2014 under the Media Services Credit Facility. The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amounts will vary from period to period based on the level of magazine distribution. The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) owed by Kable Distribution to publisher clients and other third parties. Pursuant to a settlement agreement with a significant customer entered into in June 2014, Kable Distribution significantly reduced its negative working capital. On a pro forma basis, if the settlement agreement had been in effect as of April 30, 2014, Kable Distribution estimates that its negative working capital would have been reduced by $12,077,000. As part of the settlement, the Company issued 825,000 shares of its common stock to this customer in June 2014 and estimates that the Company will recognize a gain of approximately $10,000,000 in the quarter ended July 31, 2014.

During 2014, Kable Distribution was unable to collect $10,322,000 of accounts receivable due from wholesalers resulting in a loss to Kable Distribution of $1,792,000 after reduction for uncollectible accounts receivable for which Kable Distribution does not guarantee the payment to publishers of the sale price of magazines sold to, and not returned by, wholesalers. Included in the loss of $1,792,000 for 2014 is a charge to operations related to a significant wholesaler that announced at the end of May 2014 that it planned to discontinue operations and that filed for bankruptcy in June 2014. During 2013, Kable Distribution was unable to collect $6,381,000 of accounts receivable due from wholesalers resulting in a loss to Kable Distribution of $2,031,000 after reduction for uncollectible accounts receivable for which Kable Distribution does not guarantee the payment to publishers of the sale price of magazines sold to, and not returned by, wholesalers.

Each of the Company’s Media Services businesses relies on a small number of large clients; a loss of one or more of their largest clients, or if revenues from their largest clients decline, the liquidity of the Company’s Media Services businesses could be adversely affected. The five largest clients in the Company’s Subscription Fulfillment Services business accounted for 33% of its revenues for the fiscal year ended April 30, 2014; the five largest clients in the Company’s Newsstand Distribution Services business accounted for 40% of its revenues for the fiscal year ended April 30, 2014; and the five largest clients in the Company’s Product Packaging and Fulfillment Services and Staffing businesses accounted for 78% of its revenues for the fiscal year ended April 30, 2014. In addition, although the Company’s Product Packaging and Fulfillment Services and Staffing businesses have written agreements with most of their clients, these agreements generally do not assure specific volume or revenue levels and some agreements provide for termination for any reason on short notice.

The Company’s Media Services businesses operate in very competitive environments with changes in service providers by customers not being unusual. The Company has experienced, and expects to continue to experience, such customer changes. Based on information received from customers, the Company currently expects a limited number of significant customers to change service providers for certain services provided by the Company’s Media Services businesses during fiscal year 2015 representing in aggregate approximately 19% of the Company’s consolidated revenues for the year ended April 30, 2014 and during fiscal year 2016 representing in aggregate an additional approximately 4% of the Company’s consolidated revenues for the year ended April 30, 2014. As expected in a competitive environment, the Company’s Media Services businesses have been successful in obtaining new customer contracts. Approximately 15% of the Media Services businesses customers as of the end of fiscal year 2014 were new customers obtained by the Company’s Media Services businesses during fiscal year 2014, but the revenue to be generated by these new customers during fiscal years 2015 and 2016 is expected to be significantly less than the revenue expected to be lost from customers changing service providers during fiscal year 2015 and 2016.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed, and as a result, is expecting to have to repay up to $2,527,000 of the award to the State of Florida.

Equity Offering

During the first quarter of 2014, the Company completed a rights offering to holders of the Company’s common stock. As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised net proceeds of approximately $7,144,000, net of expenses of approximately $350,000. The net proceeds of the offering are being used for corporate and working capital purposes, including a payment of $3,243,000 in September 2013 to satisfy a portion of the Company’s obligation to the PBGC with respect to the Company’s pension plan. The shares of common stock were issued from the Company’s treasury stock, which reduced the recorded values of retained earnings by $15,298,000 and of treasury stock by $22,442,000.

Pension Plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2014 by $7,349,000, with $29,120,000 of assets and $36,469,000 of liabilities. As of April 30, 2014, the effect of every 0.25% change in the investment rate of return on the pension plan assets would increase or decrease the pension expense by approximately $70,000 per year. The pension plan liabilities were determined using a weighted average discount interest rate of 3.90% per year, which is based on the Citigroup yield curve as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2014, for each 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by approximately $890,000, for each 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by approximately $930,000 and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by approximately $38,000.

Due to the closing of certain facilities in 2011 in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction in 2011, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the PBGC the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012, thereby leaving a remaining accelerated funding liability of $8,688,000.

On August 30, 2013, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $8,069,000 as of April 30, 2014. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,000.

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

The settlement agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the settlement agreement, the PBGC will be deemed to have released and discharged the Company and any other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The settlement agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force of active retirement plan participants. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse effect on the Company’s financial condition.

Financing Activities

Media Services – The Media Services Credit Facility provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility matures on May 12, 2015. At April 30, 2014, the borrowing availability under the Media Services Credit Facility was $12,841,000, and there was $1,059,000 outstanding against this availability. The highest amount borrowed during the year ended April 30, 2014 was $11,098,000.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select. Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3% or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%). Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition. The interest rate on outstanding borrowings at April 30, 2014 was 3.15%.

The borrowers may make payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent company that is not a party to the Media Services Credit Facility, which payments would be subject to the minimum fixed charge coverage ratio (as defined) required by the Media Services Credit Facility. If there is a violation of a covenant and during the continuance of such violation, or if the borrowers do not maintain the prescribed minimum fixed charge coverage ratio, the Media Services companies are prohibited from repaying indebtedness to or otherwise distributing funds to the borrowing group’s parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

Real Estate – AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $15,141,000 at April 30, 2014, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, is secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale, requires that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments and is subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent company beyond a stated management fee. The total book value of the real property collateralizing the loan was approximately $69,855,000 as of April 30, 2014. A sale transaction by AMREP Southwest of certain mortgaged land requires the approval of the lender. Otherwise, the lender is required to release the lien of its mortgage on any land being sold at market price by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this loan.

At April 30, 2014, the borrowers under both the Media Services Credit Facility and the AMREP Southwest loan were in compliance with the covenants of each facility.

Other notes payable consist of a $4,208,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $196,000 of asset financing loans with maturity dates through December 2015 and an average interest rate of 9.00%. The amount of Other notes payable due within one year totals $218,000.

Operating Activities

Receivables from Media Services operations decreased from $47,203,000 at April 30, 2013 to $43,497,000 at April 30, 2014, primarily due to (i) lower billings at the end of 2014 resulting from reduced business volumes, (ii) the timing of the collection of receivables, and (iii) a $934,000 increase in the reserves for doubtful accounts receivable, primarily from magazine wholesalers.

Real estate inventory totaled $71,289,000 at April 30, 2014 compared to $73,906,000 at April 30, 2013. Inventory in AMREP Southwest’s core real estate market of Rio Rancho decreased from $69,614,000 at April 30, 2013 to $67,507,000 at April 30, 2014, primarily as a result of land sales and also included an impairment charge of $406,000 on certain take-back and repurchased lots. The balance of real estate inventory consisted of properties in Colorado where there was no change in the carrying value from 2013 to 2014. Investment assets decreased from $10,876,000 at April 30, 2013 to $10,234,000 at April 30, 2014, also primarily as a result of land sales and included an impairment charge of $280,000 on certain take-back lots.

Intangible and other assets decreased from $14,975,000 at April 30, 2013 to $14,126,000 at April 30, 2014, primarily due to the amortization of these assets. Property, plant and equipment decreased from $25,286,000 at April 30, 2013 to $23,819,000 at April 30, 2014, primarily due to the net effect of depreciation charges, capital expenditures of $1,411,000 and an impairment charge of $269,000 related to certain fixed assets.

Accounts payable and accrued expenses decreased from $85,340,000 at April 30, 2013 to $74,636,000 at April 30, 2014, primarily from the timing of billings and payments to publishers and vendors, as well as lower business volumes.

The unfunded pension liability of the Company’s frozen defined benefit pension plan decreased from $13,805,000 at April 30, 2013 to $7,349,000 at April 30, 2014, primarily due to Company contributions to the pension plan of $3,718,000 and the investment return on pension plan assets. The Company recorded other comprehensive income of $2,389,000 in 2014 and $734,000 in 2013, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Investing Activities

Capital expenditures for property, plant and equipment were approximately $1,411,000 and $1,049,000 in 2014 and 2013, primarily for upgrades related to technology in both years. The Company believes that it has adequate cash flows from operations and financing capability to provide for anticipated capital expenditures in fiscal year 2015, most of which are expected to be in the Subscription Fulfillment Services business.

Future Payments Under Contractual Obligations

The table below summarizes significant contractual cash obligations as of April 30, 2014 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$20,604	$218	$1,421	$18,965	$-
Operating leases	2,774	1,502	1,272	-	-
Other	2,765	814	949	891	111
Total	$26,143	$2,534	$3,642	$19,856	$111

Other in the above table includes $2,527,000 for the possible required return of grant monies received from the State of Florida.

In addition to the above, Kable Distribution had negative working capital of approximately $26,804,000 at April 30, 2014. Pursuant to a settlement agreement with a significant customer entered into in June 2014, Kable Distribution significantly reduced its negative working capital. On a pro forma basis, if the settlement agreement had been in effect as of April 30, 2014, Kable Distribution estimates that its negative working capital would have been reduced by $12,077,000. For further details regarding the settlement agreement, see Note 20 in the footnotes that accompany the financial statements included in this Form 10-K.

Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are not included above and are dependent upon various factors, including actual plan asset investment returns and discount rates applied.

Refer to the notes to the consolidated financial statements included in this annual report on Form 10-K for additional information on long-term debt, other liabilities, pension contributions, taxes, commitments and contingencies and events subsequent to April 30, 2014.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the Company’s ability to finance its future working capital and capital expenditure needs, (ii) the timing and extent of the Company’s required return of incentive monies to the State of Florida, (iii) the material adverse effect of the loss of material customer contracts or the cessation of operations by wholesalers, (iv) potential future failure to extend, renew or replace material liquidity sources, (v) the impact of greater than average selling pressure on the Company’s common stock price, particularly during periods following charitable donations of the Company’s common stock by the Company’s largest shareholder and (vi) the non-cash income that may be recognized during 2014 and the fiscal year ending April 30, 2015 as a result of the change in the Company’s policy for compensated absences. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2014 based upon the criteria set forth in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on its assessment, management has concluded that, as of April 30, 2014, internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

AMREP Corporation

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and Subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa

July 29, 2014

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2014 AND 2013

(Dollar amounts in thousands, except share amounts)

	2014	2013
ASSETS

CASH AND CASH EQUIVALENTS	$12,929	$13,714

RECEIVABLES, net:
Media Services operations	43,497	47,203
Real estate operations and corporate	-	107
	43,497	47,310

REAL ESTATE INVENTORY	71,289	73,906

INVESTMENT ASSETS, net	10,234	10,876

PROPERTY, PLANT AND EQUIPMENT, net	23,819	25,286

INTANGIBLE AND OTHER ASSETS, net	14,126	14,975

TAXES RECEIVABLE	12	175

DEFERRED INCOME TAXES, net	9,042	9,614
TOTAL ASSETS	$184,948	$195,856

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
ACCOUNTS PAYABLE, NET AND ACCRUED EXPENSES	$74,636	$85,340

NOTES PAYABLE:
Amounts due within one year	218	144
Amounts due beyond one year	5,245	4,827
Amounts due to related party – due beyond one year	15,141	16,007
	20,604	20,978

OTHER LIABILITIES	3,058	3,192
ACCRUED PENSION COST	7,349	13,805

TOTAL LIABILITIES	105,647	123,315

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized - 20,000,000;
shares issued - 7,444,704 at April 30, 2014 and 7,420,704 at April 30, 2013	744	742
Capital contributed in excess of par value	46,264	46,100
Retained earnings	45,683	63,920
Accumulated other comprehensive loss, net	(9,175)	(11,564)
Treasury stock, at cost – 225,250 shares at April 30, 2014 and 1,424,492 shares at April 30, 2013	(4,215)	(26,657)
TOTAL SHAREHOLDERS’ EQUITY	79,301	72,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,948	$195,856

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2014	2013	2012
REVENUES:
Media Services operations	$83,619	$82,105	$83,447
Real estate land sales	3,634	833	1,889
Other	84	63	24
	87,337	83,001	85,360

COSTS AND EXPENSES:
Real estate land sales	2,784	515	266
Operating expenses:
Media Services operations	72,494	69,880	70,076
Real estate selling expenses	238	227	257
Other	1,658	1,338	1,624
General and administrative:
Media Services operations	7,203	8,079	8,783
Real estate operations and corporate	4,051	4,537	4,420
Impairment of assets	955	1,511	570
Interest expense	1,794	1,511	1,403
	91,177	87,598	87,399
LOSS BEFORE INCOME TAXES	(3,840)	(4,597)	(2,039)

BENEFIT FOR INCOME TAXES	(901)	(1,759)	(896)

NET LOSS	$(2,939)	$(2,838)	$(1,143)

LOSS PER SHARE - BASIC AND DILUTED	$(0.42)	$(0.47)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,988	5,996	5,996

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended April 30,
	2014	2013	2012

Net loss	$(2,939)	$(2,838)	$(1,143)
Other comprehensive income (loss), net of tax:
Minimum pension liability	2,389	734	(3,158)
Other comprehensive income (loss)	2,389	734	(3,158)
Total comprehensive income (loss)	$(550)	$(2,104)	$(4,301)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total

BALANCE, April 30, 2011	7,421	$742	$46,100	$67,901	$(9,140)	$(26,657)	$78,946

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(3,158)	-	(3,158)
BALANCE, April 30, 2012	7,421	742	46,100	66,758	(12,298)	(26,657)	74,645

Net loss	-	-	-	(2,838)	-	-	(2,838)
Other comprehensive loss	-	-	-	-	734	-	734
BALANCE, April 30, 2013	7,421	742	46,100	63,920	(11,564)	(26,657)	72,541

Issuance of common stock from treasury shares	-	-	-	(15,298)	-	22,442	7,144
Issuance of restricted common stock	24	2	164	-	-	-	166
Net loss	-	-	-	(2,939)	-	-	(2,939)
Other comprehensive income	-	-	-	-	2,389	-	2,389
BALANCE, April 30, 2014	7,445	$744	$46,264	$45,683	$(9,175)	$(4,215)	$79,301

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,939)	$(2,838)	$(1,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of assets	955	1,511	570
Depreciation and amortization	3,730	3,762	4,979
Non-cash credits and charges:
Pension accrual	1,115	1,885	1,371
Provision for (recoveries of) doubtful accounts	2,458	1,778	(568)
Loss on disposition of assets	58	40	121
Stock-based compensation	47	-	-
Changes in assets and liabilities:
Receivables	1,355	(8,489)	4,824
Real estate inventory and investment assets	2,573	370	(396)
Intangible and other assets	(640)	(661)	325
Accounts payable and accrued expenses	(10,703)	(1,706)	(1,730)
Taxes receivable and payable	163	(610)	392
Deferred income taxes and other long-term liabilities	(1,026)	(2,084)	(1,526)
Accrued pension costs	(3,718)	(4,572)	(1,407)
Net cash provided by (used in) operating activities	(6,572)	(11,614)	5,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(1,411)	(1,049)	(1,073)
Acquisition of business, net of cash acquired	-	(1,123)	-
Proceeds from disposition of assets	428	-	12
Net cash used in investing activities	(983)	(2,172)	(1,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	7,144	-	-
Proceeds from debt financing	28,097	21,219	13,503
Principal debt payments	(28,471)	(21,566)	(16,163)
Net cash provided by (used in) financing activities	6,770	(347)	(2,660)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(785)	(14,133)	2,091
Cash and cash equivalents, beginning of year	13,714	27,847	25,756
Cash and cash equivalents, end of year	$12,929	$13,714	$27,847

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,790	$1,467	$1,468
Income taxes paid (refunded), net	$(37)	$881	$237
Non-cash transactions:
Transfer to investment assets from receivables	$-	$-	$451

 The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:

Organization and principles of consolidation

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the “Company”). The Company, through its subsidiaries, is primarily engaged in four business segments: the Subscription Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”), the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Staffing businesses operated by Kable Media Services, Inc. and its subsidiaries (“Kable”) (the Subscription Fulfillment Services business, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services and Staffing businesses are collectively referred to as “Media Services”) and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. The results of FulCircle have been included in the Subscription Fulfillment Services business segment since that subsidiary acquired certain assets from a third party on December 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year. Certain 2013 and 2012 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2014, 2013 and 2012 mean the fiscal years ended April 30, 2014, 2013 and 2012, unless the context otherwise indicates.

Revenue recognition

Media Services - Revenues from Media Services operations include revenues from magazine subscription fulfillment, the distribution of periodicals, product packaging and fulfillment services and temporary staffing services. Revenues from Subscription Fulfillment Services activities represent fees from the maintenance of computer files for customers and other fulfillment activities, including customer telephone support, and graphic arts and lettershop services, all of which are billed and earned monthly as the services are provided. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, certain reimbursed postage costs are accounted for on a net basis. Newsstand Distribution Services revenues principally represent commissions earned from the distribution of publications for client publishers and are recorded by the Company at the time the publications go on sale at the retail level, in accordance with ASC 605-15. Because the publications are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing industry practice, the Company provides for estimated returns from wholesalers at the time the publications go on sale by charges to income that are based on historical experience and the most recent sales data for publications on an issue-by-issue basis, and then simultaneously provides for estimated credits from publishers for the related returns. Accordingly, revenues represent the difference between the Company’s estimates of its net sales to wholesalers and its net purchases from publisher clients. Estimates are continually re-evaluated throughout the sales process, and final settlement is typically made 90 days after a magazine’s “off-sale” date.

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

Real estate inventory

The Company accounts for its real estate inventories in accordance with ASC 360-10. The cost basis of the land and improvements includes all direct acquisition costs including development costs, certain amenities, capitalized interest, capitalized real estate taxes and other costs. Interest and real estate taxes are not capitalized unless active development is underway. Land and improvements on land held for future development or sale are stated at accumulated cost and tested for recoverability as described below under “Impairment of long-lived assets”. Take-back lots (as discussed above under “Revenue recognition”) are initially recorded at fair market value less estimated costs to sell, establishing a new cost basis and are subsequently measured at the lower of cost or fair market value less estimated costs to sell.

Real estate inventory is to be evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The amount of impairment would be equal to the difference between the carrying value of an asset and its fair value.

For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material. Due to the subjective nature of the estimates and assumptions used in determining future cash flows, actual results could differ materially from current estimates and the Company may be required to recognize additional impairment charges in the future.

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

Impairment of long-lived assets

The Company accounts for it long-lived assets, including certain real estate, property, plant and equipment, and intangible and other assets, in accordance with ASC 360-10. Asset impairment determinations are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. Testing of operating asset groups includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and administrative expenses. Similar to real estate inventory, the estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions.

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

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year. The restricted shares of common stock (see Note 11) are not included in the computation of basic earnings per share, as they are considered contingently returnable shares. The restricted shares of common stock are included in diluted earnings per share if they are dilutive. Due to the net loss for all periods presented, all such potentially dilutive shares have been excluded in the computation of diluted earnings per share because they are anti-dilutive.

Pension plan

The Company recognizes the over-funded or under-funded status of its defined benefit retirement plan as an asset or liability as of the date of its year-end statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income (loss).

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Total comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) that, for the Company, consists solely of the minimum pension liability net of the related deferred income tax effect.

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates that affect the financial statements include, but are not limited to, (i) the determination of revenue recognition for the Newsstand Distribution Services business, which is based on estimates of allowances for magazine returns to the Company from wholesalers and the offsetting returns of magazines by the Company to publishers for credit; (ii) allowances for doubtful accounts; (iii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iv) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets (including real estate inventories) and assets held for sale; (v) actuarially determined benefit obligation and other pension plan accounting and disclosures; (vi) risk assessment of uncertain tax positions; (vii) the determination of the recoverability of net deferred tax assets; and (viii) legal contingencies. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believes that none of them will have a material effect on the Company’s financial statements.

(2)         RECEIVABLES:

Receivables consist of:

	April 30,
	2014	2013
	(in thousands)
Media Services operations:
Subscription Fulfillment Services	$11,406	$12,751
Newsstand Distribution Services, net of estimated returns	31,226	33,956
Product Packaging and Fulfillment Services and Staffing	3,978	2,675
	46,610	49,382
Less reserves for doubtful accounts	(3,113)	(2,179)
	$43,497	$47,203

Real estate operations and corporate:
Mortgage notes and other receivables	$-	$107

The Company extends credit to various companies in its real estate and Media Services businesses that may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of credit risk primarily consist of trade accounts receivable from wholesalers in the magazine distribution industry. Approximately 77% and 76% of the Newsstand Distribution Services accounts receivable before reserves were due from three wholesalers at April 30, 2014 and 2013. As a result of the concentration of accounts receivable in these wholesalers, the Company could be adversely affected by adverse changes in their financial condition or other factors negatively affecting these companies. As noted below, at the end of May 2014, one of these wholesalers announced that it planned to discontinue operations, and it filed for bankruptcy in June 2014.

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

Because the publications distributed by the Newsstand Distribution Services business, which is operated by Kable Distribution Services, Inc. (“Kable Distribution”), a subsidiary of Kable Media Services, Inc., are sold throughout the distribution chain on a fully-returnable basis in accordance with prevailing industry practice, the Company provides for estimated returns from wholesalers at the time the publications go on sale by charges to income that are based on historical experience and most recent sales data for publications on an issue-by-issue basis, and then simultaneously provides for estimated credits from publishers for the related returns. The financial impact to the Company of a change in the sales estimate for magazines returned to it from its wholesalers is substantially offset by the simultaneous change in the Company’s estimate of its cost of purchases since it passes on the returns to publishers for credit. Newsstand Distribution Services accounts receivable was net of estimated magazine returns of $70,437,000 and $75,897,000 at April 30, 2014 and 2013.

A significant wholesaler and a customer of Kable Distribution announced at the end of May 2014 that it planned to discontinue operations and it filed for bankruptcy in June 2014. Kable Distribution recorded a charge to operations of $1,300,000 in the fourth quarter of 2014, which was substantially all of the estimated net accounts receivable due to Kable Distribution from this wholesaler offset against estimates of other credits between the parties.

A sub-distributor of magazines and a customer of Kable Distribution announced during the third quarter of 2014 that it planned to discontinue operations. Kable Distribution recorded a charge to operations of $700,000 in the third quarter of 2014, which was substantially all of the estimated net accounts receivable due to Kable Distribution from this sub-distributor offset against estimates of other credits between the parties.

A significant wholesaler and a customer of Kable Distribution announced during the fourth quarter of 2013 that it was encountering liquidity issues and presented a restructuring plan to all national magazine distributors. Kable Distribution recorded a charge to operations of $2,000,000 in the fourth quarter of 2013, which was substantially all of the estimated net accounts receivable due to Kable Distribution from this wholesaler offset against estimates of other credits between the parties. As a result of cash payments received from this wholesaler, higher magazine return activity than expected and an updated estimate of future magazine returns, Kable Distribution revised its original estimate of bad debt expense and reduced the reserve by $400,000 during 2014.

The real estate mortgage note receivable from land sales at April 30, 2013 had an interest rate of 8.50%. The mortgage note receivable was collected in full during 2014.

(3)         REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory totaled $3,959,000 at both April 30, 2014 and 2013. There were no interest costs capitalized during 2014, 2013 and 2012. Accumulated capitalized real estate taxes included in real estate inventory totaled $1,759,000 at April 30, 2014 and $1,766,000 at April 30, 2013. There were no real estate taxes capitalized during 2014, 2013 and 2012. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $7,000, $8,000, and $36,000 in 2014, 2013 and 2012.

A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. The Company currently has approximately 320 developed lots available for sale in Rio Rancho. The development of additional lots for sale in Rio Rancho will require significant additional financing or other sources of funding, which may not be available. Development activities performed in connection with real estate sales include obtaining necessary governmental approvals, acquiring access to water supplies, installing utilities and necessary storm drains and building or improving roads. As a result of this geographic concentration, the Company has been affected by changes in economic conditions in that region.

(4)         INVESTMENT ASSETS:

Investment assets consist of:

	April 30,
	2014	2013
	(in thousands)

Land held for long-term investment	$10,234	$10,552

Other	-	753
Less accumulated depreciation and reserves	-	(429)
	-	324
	$10,234	$10,876

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2014, the Company held approximately 12,260 acres of land in New Mexico classified as land held for long-term investment. At April 30, 2013, Other included a building in Rio Rancho, New Mexico then under contract for sale. Following entering into the contract for sale, depreciation was no longer taken on the building and an impairment reserve of $169,000 was recorded as a charge to operations during the first quarter of 2013. During 2014, the sale transaction for the building was completed. There was no depreciation of investment assets charged to operations in 2014, 2013 and 2012.

(5)         PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	April 30,
	2014	2013
	(in thousands)

Land, buildings and improvements	$27,935	$29,500
Furniture and equipment	23,952	23,736
	51,887	53,236
Less accumulated depreciation	(28,068)	(27,950)
	$23,819	$25,286

Depreciation of property, plant and equipment charged to operations amounted to $2,123,000, $2,048,000 and $3,166,000 in 2014, 2013 and 2012.

(6)         INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of:

	April 30, 2014		April 30, 2013
		(in thousands)
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Deferred order entry costs	$1,168	$-	$1,278	$-
Prepaid expenses	4,365	-	3,859	-
Customer contracts and relationships	16,986	9,342	17,048	7,917
Other	1,183	234	1,074	367
	$23,702	$9,576	$23,259	$8,284

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period. Customer contracts and relationships are amortized on a straight line basis over twelve years.

Amortization related to intangible and other assets was $1,607,000, $1,714,000 and $1,813,000 in 2014, 2013 and 2012. Amortization of intangible and other assets for each of the next five fiscal years is estimated to be as follows: 2015 - $1,700,000; 2016 - $1,700,000; 2017 - $1,600,000; 2018 - $1,600,000; and 2019 - $1,200,000.

(7)         ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:

	April 30,
	2014	2013
	(in thousands)
Media Services operations:
Subscription Fulfillment Services	$10,692	$10,504
Newsstand Distribution Services, net of estimated returns	60,696	72,280
Product Packaging and Fulfillment Services and Staffing	1,502	793
	72,890	83,577

Real estate operations and corporate:	1,746	1,763
	$74,636	$85,340

The April 30, 2014 accounts payable and accrued expenses total includes net publisher payables of $53,506,000, accrued expenses of $6,840,000, customer postage deposits of $5,708,000, trade payables of $3,242,000 and other of $5,340,000. The April 30, 2013 accounts payable and accrued expenses total includes net publisher payables of $69,709,000, customer postage deposits of $5,548,000, accrued expenses of $1,897,000, trade payables of $3,275,000 and other of $4,911,000.

Accounts payable of Newsstand Distribution Services, which is operated through Kable Distribution, are net of estimated magazine returns of $67,088,000 and $72,275,000 at April 30, 2014 and 2013.

Kable Distribution had negative working capital of approximately $26,804,000 at April 30, 2014 and had outstanding borrowings of $1,059,000 at April 30, 2014 under the a revolving credit facility between the Company’s Media Services businesses and a bank (the “Media Services Credit Facility”). The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amounts will vary from period to period based on the level of magazine distribution. The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) owed by Kable Distribution to publisher clients and other third parties. Pursuant to a settlement agreement with a significant customer entered into in June 2014, Kable Distribution significantly reduced its negative working capital. On a pro forma basis, if the settlement agreement had been in effect as of April 30, 2014, Kable Distribution estimates that its negative working capital would have been reduced by $12,077,000. For further details regarding the settlement agreement, see Note 20.

(8)         NOTES PAYABLE:

Notes payable consist of:

	April 30,
	2014	2013
	(in thousands)
Credit facilities:
Media Services operations	$1,059	$620
Real estate operations	15,141	16,007
Other notes payable	4,404	4,351
	$20,604	$20,978

Fiscal year maturities of principal on notes outstanding at April 30, 2014 were as follows: 2015 - $218,000; 2016 - $1,285,000; 2017 - $136,000; 2018 - $18,965,000; and none thereafter.

Media Services Credit Facility

The Media Services Credit Facility provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable, which may include certain unbilled accounts receivable, or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The Media Services Credit Facility matures on May 12, 2015. At April 30, 2014, the borrowing availability under the Media Services Credit Facility was $12,841,000, and there was $1,059,000 outstanding against this availability. The highest amount borrowed during the year ended April 30, 2014 was $11,098,000.

The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property. The revolving loans under the Media Services Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select. Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3% or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%). Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition. The interest rate on outstanding borrowings at April 30, 2014 was 3.15%.

The borrowers may make payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent company that is not a party to the Media Services Credit Facility, which payments would be subject to the minimum fixed charge coverage ratio (as defined) required by the Media Services Credit Facility. If there is a violation of a covenant and during the continuance of such violation, or if the borrowers do not maintain the prescribed minimum fixed charge coverage ratio, the Media Services companies are prohibited from repaying indebtedness to or otherwise distributing funds to the borrowing group’s parent company and the lender is entitled to terminate the Media Services Credit Facility and seek immediate payment of any outstanding borrowing.

Real Estate Loan

AMREP Southwest has a loan with a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $15,141,000 at April 30, 2014, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, is secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale, requires that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments and is subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent company beyond a stated management fee. The total book value of the real property collateralizing the loan was approximately $69,855,000 as of April 30, 2014. A sale transaction by AMREP Southwest of certain mortgaged land requires the approval of the lender. Otherwise, the lender is required to release the lien of its mortgage on any land being sold at market price by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this loan.

Other Notes Payable

Other notes payable consist of a $4,208,000 mortgage note payable on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $196,000 of asset financing loans with maturity dates through December 2015 and an average interest rate of 9.00%. The amount of Other notes payable due within one year totals $218,000.

(9)         OTHER LIABILITIES:

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its Subscription Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed, and as a result, is expecting to have to repay up to $2,527,000 of the award to the State of Florida.

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

Fair value on a non-recurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is the asset or liability is not measured at fair value on an ongoing basis but is subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). The following presents assets by balance sheet caption and by the level within the fair value hierarchy (as described above) as of April 30, 2014, 2013 and 2012, for which a non-recurring change in fair value has been recorded during the years then ended (in thousands):

	Level 1	Level 2	Level 3	Impairment Loss Recorded
2014:

Real estate inventory	$-	$-	$1,285	$406
Investment assets	$-	$-	$787	$280
Property, plant and equipment	$-	$-	$352	$269

2013:

Real estate inventory	$-	$-	$2,390	$1,125
Investment assets	$-	$-	$1,067	$386

2012:

Real estate inventory	$-	$-	$744	$525
Investment assets	$-	$-	$430	$45

During 2014, 2013 and 2012, certain real estate inventory and investment assets were adjusted to their fair values, less estimated costs to sell, resulting in impairment charges of $686,000, $1,511,000 and $570,000. In addition, during 2014, an impairment charge of $269,000 was recognized for certain assets of the Newsstand Distribution Services business. The impairment charges were included in results of operations for each period. For additional detail on the impairment charges, valuation techniques and reasons for the measurements, see Note 14.

The Financial Instruments Topic of the FASB Accounting Standards Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Topic excludes all nonfinancial instruments from its disclosure requirements. Fair value is determined under the hierarchy discussed above. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions are used in estimating fair value disclosure for financial instruments. The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as it re-prices when market interest rates change. These financial assets and liabilities are categorized as Level 1 within the fair value hierarchy described above.

The Company did not have any long-term, fixed-rate mortgage receivables at April 30, 2014 and the estimated fair value of the Company’s long-term, fixed-rate mortgage receivables was $35,000 at April 30, 2013 and was the approximate carrying amount at that date. The estimated fair value of the Company’s long-term, fixed-rate notes payable was $17,739,000 and $17,000,000 versus carrying amounts of $19,545,000 and $20,358,000 at April 30, 2014 and 2013. These financial assets and liabilities are categorized as Level 2 within the fair value hierarchy described above.

(11)        BENEFIT PLANS:

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Due to the closing of certain facilities in 2011 in connection with the consolidation of the Company’s Subscription Fulfillment Services business and the associated work force reduction in 2011, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012, thereby leaving a remaining accelerated funding liability of $8,688,000.

On August 30, 2013, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $8,069,000 as of April 30, 2014. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,000.

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

The settlement agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the settlement agreement, the PBGC will be deemed to have released and discharged the Company and any other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The settlement agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force of active retirement plan participants. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse effect on the Company’s financial condition.

Net periodic pension cost for 2014, 2013 and 2012 was comprised of the following components (in thousands):

	Year Ended April 30,
	2014	2013	2012

Interest cost on projected benefit obligation	$1,294	$1,454	$1,681
Expected return on assets	(2,075)	(1,596)	(1,675)
Plan expenses	234	226	220
Recognized net actuarial loss	1,662	1,802	1,145
Total cost recognized in pretax income	1,115	1,886	1,371
Cost (gain) recognized in pretax other comprehensive income	(3,853)	(1,185)	5,094
Net periodic pension cost (income)	$(2,738)	$701	$6,465

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1,258,000, $0 and $0. Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2014	2013	2012

Discount rate used to determine net periodic pension cost	3.47%	3.97%	5.05%
Discount rate used to determine pension benefit obligation	3.90%	3.47%	3.97%
Expected long-term rate of return on assets on assets	8.00%	8.00%	8.00%

The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$38,582	$37,899	$34,550
Interest cost	1,294	1,454	1,681
Actuarial (gain) loss	(1,009)	1,536	3,992
Benefits paid	(2,398)	(2,307)	(2,324)
Benefit obligation at end of year	$36,469	$38,582	$37,899

Change in plan assets:
Fair value of plan assets at beginning of year	$24,777	$20,222	$21,931
Company contributions	3,718	4,572	1,407
Actual return on plan assets	3,268	2,523	(568)
Benefits paid	(2,398)	(2,307)	(2,324)
Plan expenses	(245)	(233)	(224)
Fair value of plan assets at end of year	$29,120	$24,777	$20,222

Funded (underfunded) status:	$(7,349)	$(13,805)	$(17,677)

Recognition of underfunded status:
Accrued pension cost	$(7,349)	$(13,805)	$(17,677)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheet. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2014	2013	2012
Pre-tax accumulated comprehensive loss	$14,953	$18,806	$19,991

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2014 and 2013 (in thousands):

	Pension Benefits
	Pre-tax	Net of Tax

Accumulated comprehensive loss, May 1, 2012	$19,991	$12,298
Net actuarial loss	617	383
Amortization of net loss	(1,802)	(1,117)
Accumulated comprehensive loss, April 30, 2013	18,806	11,564
Net actuarial gain	(2,191)	(1,359)
Amortization of net loss	(1,662)	(1,030)
Accumulated comprehensive loss, April 30, 2014	$14,953	$9,175

The Company recorded, net of tax, other comprehensive income of $2,389,000 and $734,000 in 2014 and 2013, and other comprehensive loss of $3,158,000 in 2012 to account for the net effect of changes to the unfunded pension liability.

The average asset allocation for the retirement plan by asset category was as follows:

	April 30,
	2014	2013
Equity securities	65%	67%
Fixed income securities	27	28
Other (principally cash and cash equivalents)	8	5
Total	100%	100%

The investment mix between equity securities and fixed income securities is based upon seeking to achieve a desired return by balancing more volatile equity securities and less volatile fixed income securities. Pension plan assets are invested in portfolios of diversified public-market equity securities and fixed income securities. The pension plan holds no securities of the Company. Investment allocations are made across a range of markets, industry sectors, market capitalization sizes and, in the case of fixed income securities, maturities and credit quality. The Company has established long-term target allocations of approximately 50-80% for equity securities, 20-50% for fixed income securities and 0-30% for other.

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

The Company funds the pension plan in compliance with IRS funding requirements. The Company’s contributions to the pension plan totaled $3,718,000, $4,572,000 and $1,407,000 in 2014, 2013 and 2012. The 2014 and 2013 contributions included payments made to the PBGC of $3,243,000 and $3,000,000 as part of the agreements discussed above. The Company expects to make required contributions of approximately $180,000 to the pension plan in fiscal year 2015, in accordance with minimum funding requirements as computed by the plan actuary.

The amount of future annual benefit payments is expected to be between $2,500,000 and $2,700,000 in fiscal years 2015 through 2019, and an aggregate of approximately $11,500,000 is expected to be paid in the fiscal five-year period 2020 through 2024.

The Company has adopted the disclosure requirements in ASC 715, which requires additional fair value disclosures consistent with those required by ASC 820. The following is a description of the valuation methodologies used for pension plan assets measured at fair value: Common stock – valued at the closing price reported on a listed stock exchange; Corporate bonds, debentures and government agency securities – valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flow; and U.S. Treasury securities – valued at the closing price reported in the active market in which the security is traded.

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

The following tables set forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2014 and 2013 (in thousands):

2014:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,466	$2,466	$-	$-
Investments at fair value:
Equity securities	18,844	18,844	-	-
Corporate bonds and debentures	7,810	-	7,810	-
Total assets at fair value	$29,120	$21,310	$7,810	$-

2013:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,251	$1,251	$-	$-
Investments at fair value:
Equity securities	16,669	16,669	-	-
Corporate bonds and debentures	6,215	-	6,215	-
U.S. Treasury and government agency securities	642	640	2	-
Total assets at fair value	$24,777	$18,560	$6,217	$-

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

The Company may make discretionary matching contributions to the 401(k) plan, subject to the approval of the Company’s board of directors. The Company did not provide matching contributions to the 401(k) plan in 2014, 2013 or 2012.

Equity compensation plan

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

During the third quarter of 2014, the Company issued to employees 18,000 shares of restricted common stock under the Equity Plan, which vest in equal 6,000 share installments on August 1, 2014, 2015 and 2016 and are expected to vest assuming a zero forfeiture rate over the vesting term.

During the fourth quarter of 2014, the Company issued to an employee 6,000 shares of restricted common stock under the Equity Plan, which vest in equal 2,000 share installments on March 5, 2015, 2016 and 2017 and are expected to vest assuming a zero forfeiture rate over the vesting term.

No restricted shares vested during the year ended April 30, 2014. Shares of restricted common stock that are issued under the Equity Plan are considered to be issued and outstanding as of the grant date and have the same dividend and voting rights as other common stock.

The fair value of the restricted shares is determined based on the trading price of the shares of the Company’s common stock on the date of grant, which was $6.80 per share for the 18,000 shares awarded and $7.42 for the 6,000 shares awarded, or an aggregate grant date fair value of $166,000. Compensation expense related to the restricted shares is recognized over the vesting periods based on the fair value of the shares as of the date of grant. The Company recognized $47,000 of compensation expense for the year ended April 30, 2014. As of April 30, 2014, there was $119,000 of total unrecognized compensation expense related to outstanding restricted share awards granted under the Equity Plan, which is expected to be recognized over the remaining vesting term.

(12)        INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended April 30,
	2014	2013	2012
		(in thousands)
Current:
Federal	$(284)	$(131)	$(370)
State and local	150	11	114
	(134)	(120)	(256)
Deferred:
Federal	(1,155)	(1,334)	(505)
State and local	388	(305)	(135)
	(767)	(1,639)	(640)
Total provision (benefit) for income taxes	$(901)	$(1,759)	$(896)

The components of the net deferred income taxes are as follows:

	April 30,
	2014	2013
	(in thousands)
Deferred income tax assets:
State tax loss carryforwards	$3,698	$3,927
Accrued pension costs	2,755	3,827
U.S. Federal NOL carryforward	4,843	5,592
Canadian NOL carryforward	236	133
Vacation accrual	593	698
Intangibles and deductible goodwill	5,747	6,595
Real estate basis differences	3,415	2,523
Other	669	103
Total deferred income tax assets	21,956	23,398

Deferred income tax liabilities:
Reserve for periodical returns	(1,138)	(2,036)
Depreciable assets	(4,275)	(4,446)
Deferred gains on investment assets	(4,423)	(4,428)
Capitalized costs for financial reporting purposes, expensed for tax	(451)	(606)
Total deferred income tax liabilities	(10,287)	(11,516)

Valuation allowance for realization of state tax loss carryforwards	(2,627)	(2,268)
Net deferred income tax asset	$9,042	$9,614

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company's actual tax provision:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Computed tax provision (benefit) at statutory rate	$(1,344)	$(1,610)	$(713)
Increase (reduction) in tax resulting from:
State income taxes, net of federal income tax effect	(40)	(192)	(14)
Expiration of state NOLs	181	237	342
Change in valuation allowance	359	(276)	(338)
Adjustment for unrecognized tax benefits	(123)	(41)	(296)
Meals and entertainment	36	45	47
Other	30	78	76
Actual tax provision (benefit)	$(901)	$(1,759)	$(896)

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates to net operating loss carryforwards in states where the Company either has no current operations or its operations are not considered likely to use the net operating loss carryforward prior to its expected expiration date. The remaining net operating loss carryforwards expire beginning in the fiscal years ending April 30, 2015 through April 30, 2035. The state net operating loss carryforwards of $93,057,000 expire in future fiscal years as follows: 2015 - $908,000; 2016 - $729,000; 2017 - $2,134,000; 2018 - $864,000; 2019 - $781,000; and thereafter - $87,641,000.

The Company has a U.S. federal net operating loss carryforward of approximately $14,243,000 of which approximately $4,649,000 resulted from the purchase of Palm Coast which will begin to expire in the fiscal year ending April 30, 2026. In addition, $10,877,000 of goodwill associated with the Palm Coast acquisition remains amortizable as of April 30, 2014. The Company also has a Canadian net operating loss carryforward of approximately $1,211,000 which will begin to expire in the fiscal year ending April 30, 2032.

The Company is subject to U.S. federal income taxes, and also to various state and local income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

During 2014, the Company reached a settlement with the Internal Revenue Service (the “IRS”) with respect to the examination of the Company’s fiscal year 2012 and 2011 federal income tax returns. The Company did not have to pay any additional federal taxes as a result of the IRS’s examination of the two years due to the Company’s existing net operating losses, which were reduced by approximately $2,400,000. As a result of the completion of the examinations, the Company reduced its liability for uncertain tax positions by $160,000, including accrued interest. This reduction had the effect of increasing the tax benefit in the accompanying financial statements for 2014.

During 2013, the Company reached a settlement with the Internal Revenue Service with respect to an examination of its fiscal year 2010 and 2005 federal tax returns. As a result, the Company paid $597,000 in taxes related to (i) deferred gains on investment assets not previously recognized and (ii) the timing of certain deductible expenses, and accrued $33,000 of interest related to this payment. The Company charged $589,000 to previously accrued current and deferred income tax liabilities and $41,000 to the income tax provision in the accompanying consolidated financial statements as a result of this settlement.

The Company is not currently under examination by any tax authorities with respect to its income tax returns. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2010 are no longer subject to examination due to the expiration of the statute of limitations.

ASC 740-10 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following table summarizes the beginning and ending gross amount of unrecognized tax benefits (in thousands):

	2014	2013
Gross unrecognized tax benefits at beginning of year	$1,516	$1,741
Gross increases:
Additions based on tax positions related to current year	-	-
Additions based on tax positions of prior years	-	-
Gross decreases:
Reductions based on tax positions of prior years	(1,458)	(217)
Reductions based on the lapse of the applicable statute of limitations	-	(8)
Gross unrecognized tax benefits at end of year	$58	$1,516

The total tax effect of gross unrecognized tax benefits at April 30, 2014 and 2013 was $58,000 as of each date which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months. The Company has elected to include interest and penalties in its income tax expense. The total amount of interest payable recognized in the accompanying consolidated balance sheets was $0 at April 30, 2014 and $134,000 at April 30, 2013. No amount has been accrued for penalties. In 2014 and 2013, the Company recognized net credits of $134,000 and $37,000 to its income tax provision related to interest, which resulted from the reduction of unrecognized tax benefits due to the completion of the IRS audit noted above for the fiscal year 2012 and 2011 tax returns and, in 2013, the expiration of the statute of limitations, offset in part by interest accrued for existing uncertain tax positions.

(13)        SHAREHOLDERS’ EQUITY:

During the first quarter of 2014, the Company completed a rights offering to holders of the Company’s common stock. As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised proceeds of approximately $7,144,000, net of expenses of approximately $350,000. The net proceeds of the offering are being used for corporate and working capital purposes, including a payment of $3,243,000 in September 2013 to satisfy a portion of the Company’s obligation to the PBGC with respect to the Company’s pension plan (see Note 11). The shares of common stock were issued from the Company’s treasury stock, which reduced the recorded values of retained earnings by $15,298,000 and of treasury stock by $22,442,000.

The Company recorded, net of tax, other comprehensive income of $2,389,000 and $734,000 in 2014 and 2013, and other comprehensive loss of $3,158,000 in 2012 to account for the net effect of changes to the unfunded portion of pension liability (see Note 11).

See Note 20 for a description of a June 2014 agreement to issue 825,000 shares of the Company’s common stock to a significant Newsstand Distribution Services customer.

(14)        IMPAIRMENT OF ASSETS:

Real Estate – During 2014, certain real estate in the Company’s real estate business with carrying amounts of $2,758,000 was written down to its fair value of $2,082,000, less estimated costs to sell, resulting in an impairment charge of $686,000. During 2013, certain real estate in the Company’s real estate business with carrying amounts of $4,949,000 was written down to its fair value of $3,466,000, less estimated costs to sell, resulting in an impairment charge of $1,511,000. During 2012, the carrying value of certain real estate in the Company’s real estate business consisting of take-back lots located in Rio Rancho was adjusted from $1,734,000 to a fair value of $1,174,000, less estimated costs to sell, resulting in an impairment charge of $570,000. The real estate impairment charges were the result of current appraisals that showed deterioration in the fair market values of the properties from the prior year and the charges were included in results of operations for the applicable year.

Property, plant and equipment – In accordance with ASC 630-10, the Company analyzed the long-lived assets of the Newsstand Distribution Services business as a result of the continuing loss of revenues for the Newsstand Distribution Services business. As a result of the anticipated undiscounted cash flows for the Newsstand Distribution Services business and a review of the fair value of the business’s property, plant and equipment, an impairment charge of $269,000 was recognized.

(15)        OPERATING EXPENSES - OTHER:

Operating expenses – other in the accompanying 2012 financial statements includes credits and charges to operations for a project in which the Company consolidated its Subscription Fulfillment Services business operations from three locations in Colorado, Florida and Illinois into one existing location at Palm Coast, Florida. The Company recorded a credit of $73,000 in 2012 as a result of the sale of a building resulting from the consolidation project. There were no items of income or expense related to the consolidation project during 2014 or 2013.

(16)        COMMITMENTS AND CONTINGENCIES:

Non-cancelable leases

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2014, 2013 and 2012 was approximately $2,424,000, $3,022,000 and $3,035,000. The total minimum rental commitments of $2,744,000 for fiscal years subsequent to April 30, 2014 are due as follows: 2015 - $1,502,000; 2016 - $1,163,000; 2017 - $109,000; 2018 and thereafter - none.

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

AMREP Southwest has bonds outstanding for future development commitments in Rio Rancho of approximately $1,945,000.

(17)        LITIGATION:

In March 2009, a civil action was commenced against the Company’s wholly-owned subsidiary in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al. Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines. Anderson has alleged that magazine publishers and distributors, including the Company’s subsidiary, Kable Distribution, conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort. Anderson has asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy. Damages have not been quantified, but would presumably be alleged to be substantial. Anderson has alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel. The amended complaint in the lawsuit was filed on September 7, 2012. On September 24, 2012, Kable Distribution filed its answer to the amended complaint denying all allegations of wrongdoing against it. Discovery in the case is continuing. Kable Distribution is vigorously defending the lawsuit. The Company is not in a position to predict the outcome of the lawsuit, nor can it estimate a range of possible losses.

On July 11, 2011, Kable Distribution was served with a summons and complaint in a lawsuit entitled Distribution Integrated Services, Inc. v. Kable Distribution Services, Inc.; Island Periodicals Puerto Rico, LLC brought in the Tribunal de Primera Instancia, Sala de San Juan, in Puerto Rico. Kable Distribution’s co-defendant, Island Periodicals Puerto Rico, LLC, was a sub-distributor of magazines for Kable Distribution in Puerto Rico, a position formerly held by plaintiff. In the lawsuit, plaintiff alleged that the termination by Kable Distribution of plaintiff’s former sub-distributorship arrangement with Kable Distribution was in breach of a contract between them, and therefore in violation of Puerto Rico Law 75, a statute that provides remedies to a dealer in property for the unjustified termination of its dealership arrangement. Plaintiff sought damages from Kable Distribution in the amount of $2,000,000 and injunctive relief. On February 21, 2014, Kable Distribution entered into an agreement with the plaintiff to settle the lawsuit, which provides for the plaintiff to be the sub-distributor of magazines for Kable Distribution in Puerto Rico on market terms.  No payments were required to be made by Kable Distribution to the plaintiff as part of the settlement.

 On March 29, 2013, Kable Distribution, Kable Media Services, Inc. and Kable News Company, Inc. (collectively, the “Kable Patent Defendants”) were named in the fourth amended complaint for patent infringement in the United States District Court for the District of Utah, Central Division in a lawsuit entitled Etagz, Inc. v. Berkeley Publications, Inc., et al. The Kable Patent Defendants were accused of infringing certain patents owned by Etagz, Inc. in connection with the distribution of certain DVDs and magazines published by Berkeley Publications, Inc., one of the co-defendants in the lawsuit. On December 20, 2013, the parties to the lawsuit entered into an agreement to settle the matter, which provides for a cash payment to be made to the plaintiff by the defendants.  Berkeley Publications, Inc. has indemnified the Kable Patent Defendants against the claims asserted by plaintiff and paid all amounts due under the settlement agreement.

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

The initial consideration paid for the net assets was $1,833,000, which consisted of a $1,123,000 cash payment to the seller which was financed from working capital, $400,000 that was placed in escrow in accordance with the terms of the asset purchase agreement and a contingent purchase price payment liability of up to $1,000,000 depending on whether certain revenue targets were achieved by FulCircle during the 2013 calendar year. At the acquisition date, the Company estimated the fair value of the liability for the contingent purchase payment to be $310,000 based on its estimate of FulCircle achieving a certain level of revenues for calendar year 2013. Subsequently, the Company determined that FulCircle was not likely to achieve the revenue forecast and, as such, in accordance with ASC 805, the contingent consideration was re-measured to a fair value of zero and the previously recorded liability of $310,000 was reversed and recognized as income during the fourth quarter of 2013. In addition, during 2014, $62,000 of escrowed funds was returned to the Company, thereby making the final consideration $1,771,000.

The acquisition was accounted for as a business combination. The final consideration of $1,771,000 was applied as follows: Property, plant and equipment - $401,000, Intangible assets, including customer contracts and relationships - $1,986,000 and Other liabilities - $616,000. The results of operations of FulCircle have been included in the Subscription Fulfillment Services business segment in the accompanying consolidated financial statements since the acquisition date of December 31, 2012.

(19)        INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS:

The Company has identified four reportable segments in which it currently has business operations. The Company’s Media Services business has three identified segments: (i) Subscription Fulfillment Services, (ii) Newsstand Distribution Services and (iii) Product Packaging and Fulfillment Services and Staffing. Subscription Fulfillment Services performs subscription fulfillment and related services for publishers and other customers. Newsstand Distribution Services distributes periodicals nationally and in Canada and, to a small degree, in other foreign countries Product Packaging and Fulfillment Services and Staffing provides internet order processing and shipment for e-commerce retailers, packaging design, procurement and product fulfillment services and temporary staffing services. Real Estate operations primarily include land sales activities, which involve the obtaining of approvals and the sale of both developed and undeveloped lots to homebuilders, commercial users and others, as well as investments in commercial and investment properties. Certain common expenses as well as identifiable assets are allocated among industry segments based upon management’s estimate of each segment’s absorption. Other revenues and expenses not identifiable with a specific segment are shown as a separate segment in this presentation.

The accounting policies of the segments are the same as those described in Note 1. See Note 12 for disclosure regarding differences between the U.S. federal statutory income tax rate to the actual tax provision. Summarized data relative to the industry segments in which the Company has continuing operations is as follows (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services (d)	Product Services and Staffing	Real Estate Operations	Corporate and Other	Consolidated
Year ended April 30, 2014:
Revenues (a)	$58,536	$6,906	$18,177	$4,000	$(282)	$87,337

Net income (loss)	982	(2,345)	781	(4,118)	1,761	(2,939)
Provision (benefit) for income taxes	971	(1,390)	448	(1,823)	893	(901)
Interest expense (income), net	730	73	1	2,740	(1,750)	1,794
Depreciation and amortization	3,080	209	216	80	145	3,730
Impairment of assets	-	269	-	686	-	955
EBITDA (b)	$5,763	$(3,184)	$1,446	$(2,435)	$1,049	$2,639

Total assets	$49,492	$37,275	$5,516	$87,228	$5,437	$184,948
Total liabilities	$35,682	$62,494	$1,735	$43,521	$(37,785)	$105,647
Capital expenditures	$1,217	$18	$134	$42	$-	$1,411

Year ended April 30, 2013:
Revenues (a), (c)	$57,472	$8,867	$15,766	$1,167	$(271)	$83,001

Net income (loss) (c)	82	(809)	711	(4,270)	1,448	(2,838)
Provision (benefit) for income taxes	176	(620)	422	(2,475)	738	(1,759)
Interest expense (income), net	2,118	(1,434)	107	2,224	(1,504)	1,511
Depreciation and amortization	2,941	373	222	81	145	3,762
Impairment of assets	-	-	-	1,511	-	1,511
EBITDA (b)	$5,317	$(2,490)	$1,462	$(2,929)	$827	$2,187

Total assets	$55,949	$44,850	$4,237	$88,082	$2,738	$195,856
Total liabilities	$40,157	$72,184	$1,337	$40,816	$(31,179)	$123,315
Capital expenditures	$702	$287	$60	$-	$-	$1,049

Year ended April 30, 2012:
Revenues (a)	$62,230	$9,127	$12,090	$2,171	$(258)	$85,360

Net income (loss)	1,222	(1,156)	156	(2,405)	1,040	(1,143)
Provision (benefit) for income taxes	767	(305)	20	(1,864)	486	(896)
Interest expense (income), net	888	7	-	1,687	(1,179)	1,403
Depreciation and amortization	3,964	529	258	81	147	4,979
Impairment of assets	-	-	-	570	-	570
EBITDA (b)	$6,841	$(925)	$434	$(1,931)	$494	$4,913

Total assets	$56,392	$46,519	$4,769	$86,966	$8,393	$203,039
Total liabilities	$43,185	$71,904	$1,723	$35,825	$(24,243)	$128,394
Capital expenditures	$735	$301	$37	$-	$-	$1,073

(a)  Revenue information provided for each segment includes amounts grouped as Other in the accompanying statements of operations. Corporate revenue is net of an intercompany revenue elimination.

(b)  The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

(c)  The Subscription Fulfillment Services business includes $1,759,000 of revenues and a $208,000 net loss from the operations of FulCircle for the four month period ended April 30, 2013.

(d)  Pursuant to a settlement agreement with a significant customer entered into in June 2014, Newsstand Distribution Services, which is operated through Kable Distribution, significantly reduced its negative working capital. On a pro forma basis, if the settlement agreement had been in effect as of April 30, 2014, Kable Distribution estimates that its negative working capital would have been reduced by $12,077,000. For further details regarding the settlement agreement, see Note 20.

During 2014, the Company determined that, based on the characterization of certain transactions that occurred in prior periods, no intersegment interest income or expense relating to such transactions would be appropriate.  As a result, the intersegment interest income and expense relating to such transactions has been removed from the presentation above for all periods presented.  For each period presented, there was no effect on the reported EBITDA, which the Company uses as a key measure for segment performance and evaluation purposes.

(20)     SUBSEQUENT EVENTS:

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into a settlement agreement with a significant customer, Heinrich Bauer (USA) LLC (“Bauer”).

Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributes certain magazines of Bauer in return for a commission. Palm Coast and Bauer are parties to an ordinary course of business contract pursuant to which Palm Coast provides certain fulfillment services to Bauer in return for service fees.

As described in Note 7, Kable Distribution operates with negative working capital. The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amounts will vary from period to period based on the level of magazine distribution.  The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) owed by Kable Distribution to publisher clients and other third parties.

During the first quarter of 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provides Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014.

Pursuant to the settlement agreement, Kable Distribution agreed to eliminate the commission paid by Bauer to Kable Distribution for distribution services for the remainder of the contract and to amend the payment procedures with respect to amounts received by Kable Distribution from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers; Palm Coast agreed to reduce certain fees charged to Bauer for fulfillment services, with Bauer agreeing to extend the term of its fulfillment agreement to at least December 31, 2018; and the Company agreed to issue to Bauer 825,000 shares of common stock, par value $.10, of the Company, which represents approximately 10.3% of the outstanding shares of common stock of the Company following such issuance, with Bauer agreeing to not sell or transfer such shares for a period of six months. In return for such consideration, Bauer released all claims it may have had against each of Kable Distribution, Palm Coast, the Company and its related persons, other than the obligations of Kable Distribution, Palm Coast and the Company under the settlement agreement, the future obligations of Kable Distribution under its distribution agreement as amended by the settlement agreement and the future obligations of Palm Coast under its fulfillment agreement as amended by the settlement agreement. In particular, the settlement agreement releases Kable Distribution from having to pay the accounts payable owed to Bauer relating to the domestic sale by Kable Distribution of Bauer magazines other than to the extent amounts have been received by Kable Distribution or Bauer on or after May 14, 2014 from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers. As a result of the settlement agreement, on a pro forma basis, if the settlement agreement had been in effect as of April 30, 2014, Kable Distribution estimates that its negative working capital would have been reduced by $12,077,000.

In addition, during the first quarter of 2015, certain subsidiaries of the Company engaged in the Media Services business entered into the fourth amendment to the Media Services Credit Facility with its lender. The fourth amendment provides the bank’s consent to the settlement agreement with Bauer and eliminates references to Bauer in the Media Services Credit Facility. No other material terms of the Media Services Credit Facility changed in connection with the Fourth Amendment.

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

Item 9B.     Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “2014 Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant”.

Item 11.     Executive Compensation

The information set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “The Board of Directors and its Committees” and “Certain Transactions” in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services

The information set forth under the subheadings “Audit Fees” and “Pre-Approval Policies and Procedures” in the 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)                 1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this report:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 29, 2014 – McGladrey LLP

•	Consolidated Balance Sheets - April 30, 2014 and 2013

•	Consolidated Statements of Operations for the Three Years Ended April 30, 2014

•	Consolidated Statements of Comprehensive Income for the Three Years Ended April 30, 2014

•	Consolidated Statements of Shareholders' Equity for the Three Years Ended April 30, 2014

•	Consolidated Statements of Cash Flows for the Three Years Ended April 30, 2014

•	Notes to Consolidated Financial Statements

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

Dated: July 29, 2014

By: /s/ Peter M. Pizza
Peter M. Pizza
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael P. Duloc	Chief Executive Officer of Palm Coast Data Holdco, Inc. and Kable Media Services, Inc. (Co-Principal Executive Officer)	July 29, 2014
Michael P. Duloc*
/s/ Peter M. Pizza	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2014
Peter M. Pizza
/s/ Edward B. Cloues, II	Director	July 29, 2014
Edward B. Cloues, II
/s/ Lonnie A. Coombs	Director	July 29, 2014
Lonnie A. Coombs
/s/ Theodore J. Gaasche	Director (Co-Principal Executive Officer)	July 29, 2014
Theodore J. Gaasche*
/s/ Albert V. Russo	Director	July 29, 2014
Albert V. Russo
/s/ Jonathan B. Weller	Director	July 29, 2014
Jonathan B. Weller

*The Registrant is a holding company which does substantially all of its business through three indirect wholly-owned subsidiaries (and their subsidiaries). These indirect wholly-owned subsidiaries are Palm Coast Data LLC (“Palm Coast”), Kable Media Services, Inc. (“Kable”) and AMREP Southwest Inc. (“ASW”). The Registrant has no chief executive officer. Theodore J. Gaasche, in his capacity as Vice Chairman of the Executive Committee of the Registrant’s Board of Directors, has oversight responsibility for the operations of ASW. Michael P. Duloc has oversight responsibility for the operations of Palm Coast and Kable.

EXHIBIT INDEX
NUMBER	ITEM
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-3 filed March 21, 2007)

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed December 16, 2013)

4.1	Revolving Credit and Security Agreement dated May 13, 2010, by and among Kable Media Services, Inc., Kable Distribution Services, Inc., Kable Product Services, Inc., Kable News Company, Inc., Palm Coast Data Holdco, Inc., Kable Staffing Resources LLC, Kable Specialty Packaging Services LLC, Kable News International, Inc., Kable Fulfillment Services, Inc. and Palm Coast Data LLC, and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 18, 2010)

4.2	Amendment, dated July 18, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, by and among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed July 26, 2012)

4.3	First Amendment, dated October 1, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 2, 2012)

4.4	Second Amendment and Joinder, dated December 31, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2013)

4.5	Third Amendment, dated April 2, 2013, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013)

4.6	Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.7	$22,500,000 Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.8	First Amendment, dated April 29, 2011, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.9	First Modification, dated April 29, 2011, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.10	Second Amendment, dated August 24, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.11	Second Modification, dated August 24, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.12	Third Amendment, dated November 19, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.13		Third Modification, dated November 19, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

10.1	(a)	Amended and Restated Distribution Agreement, dated July 1, 2008, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009)

10.2	(a)	First Amendment, dated February 14, 2011, to the Amended and Restated Distribution Agreement, dated July 1, 2008, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed July 21, 2011)

10.3		Second Amendment, dated as of June 27, 2014, to Amended and Restated Distribution Agreement, dated as of June 27, 2014, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 1, 2014)

10.4		Tolling and Forbearance Agreement, dated August 13, 2012, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 14, 2012)

10.5		Settlement Agreement, dated as of August 30, 2013, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

10.6	(b)	2006 Equity Compensation Plan. (Incorporated by reference to Appendix B to Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006)

10.7	(b)	Form of Restricted Stock Award under the 2006 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)

10.8	(b)	Incentive compensation plan for Michael P. Duloc for fiscal 2013. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 13, 2013)

10.9	(a)(b)	Incentive compensation plan for Michael P. Duloc for fiscal 2014. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 16, 2013)

10.10	(b)	Change of Control Agreement, dated as of March 5, 2014, between Palm Coast Data LLC and Rory Burke. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 7, 2014)

10.11	(b)(c)	Incentive compensation plan for Rory Burke for fiscal 2014.

21	(c)	Subsidiaries of Registrant.

23	(c)	Consent of McGladrey LLP.

31.1	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	(c)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(b) Management contract or compensatory plan or arrangement in which directors or officers participate.

(c) Filed herewith.

