Form 10-Q
period 2014-07-31
AMREP CORP.
filed 2014-09-15
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes ☐   No ☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 12, 2014 – 8,056,454.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	July 31, 2014	April 30, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,879	$12,929
Receivables, net	22,431	43,497
Real estate inventory	71,563	71,289
Investment assets, net	10,234	10,234
Property, plant and equipment, net	22,789	23,819
Intangible and other assets, net	13,479	14,126
Taxes receivable	35	12
Deferred income taxes, net	5,383	9,042
TOTAL ASSETS	$155,793	$184,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, net and accrued expenses	$33,308	$74,636
Notes payable:
Amounts due within one year	2,850	218
Amounts due beyond one year	4,154	5,245
Amounts due to related party – due beyond one year	15,099	15,141
	22,103	20,604

Other liabilities	3,058	3,058
Accrued pension cost	7,402	7,349
TOTAL LIABILITIES	65,871	105,647

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,281,704 at July 31, 2014 and 7,444,704 at April 30, 2014	828	744
Capital contributed in excess of par value	50,537	46,264
Retained earnings	51,947	45,683
Accumulated other comprehensive loss, net	(9,175)	(9,175)
Treasury stock, at cost; 225,250 shares at July 31, 2014 and April 30, 2014	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	89,922	79,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,793	$184,948

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended July 31, 2014 and 2013

(Amounts in thousands, except per share amounts)

	2014	2013
REVENUES:
Media Services operations	$17,516	$20,278
Real estate land sales	384	228
Other	28	3
	17,928	20,509
COSTS AND EXPENSES:
Real estate land sales	222	190
Operating expenses:
Media Services operations	14,537	17,728
Real estate selling expenses	60	58
Other	441	497
General and administrative:
Media Services operations	1,728	1,809
Real estate operations and corporate	828	851
Impairment of assets	925	-
Interest expense	419	465
	19,160	21,598
LOSS BEFORE OTHER INCOME	(1,232)	(1,089)
Other – Gain on settlement (Note 10)	11,155	-
INCOME (LOSS) BEFORE INCOME TAXES	9,923	(1,089)
PROVISION (BENEFIT) FOR INCOME TAXES	3,659	(402)
NET INCOME (LOSS)	6,264	(687)

RETAINED EARNINGS, beginning of period	45,683	63,920
Issuance of common stock from treasury shares	-	(15,296)
RETAINED EARNINGS, end of period	$51,947	$47,937

INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.82	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,599	6,374

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended July 31, 2014 and 2013

(Amounts in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,264	$(687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on settlement	(11,155)	-
Impairment of assets	925	-
Depreciation and amortization	932	922
Non-cash credits and charges:
Provision for (recoveries of) doubtful accounts	(89)	24
Stock-based compensation	36	-
Changes in assets and liabilities:
Receivables	(1,471)	(4,412)
Real estate inventory and investment assets	(274)	173
Intangible and other assets	275	604
Accounts payable and accrued expenses	(3,273)	(3,243)
Taxes receivable and payable	(23)	97
Deferred income taxes and other liabilities	3,659	(402)
Accrued pension costs	53	80
Net cash used in operating activities	(4,141)	(6,844)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(408)	(54)
Net cash used in investing activities	(408)	(54)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	7,146
Proceeds from debt financing	2,678	7,959
Principal debt payments	(1,179)	(54)
Net cash provided by financing activities	1,499	15,051
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,050)	8,153
CASH AND CASH EQUIVALENTS, beginning of period	12,929	13,714
CASH AND CASH EQUIVALENTS, end of period	$9,879	$21,867

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$417	$452
Income taxes paid (refunded), net	$24	$(97)
Non-cash transactions:
Reduction of accounts receivable due to settlement	$22,626	$-
Reduction of accounts payable due to settlement	$38,214	$-
Issuance of common stock in settlement	$4,274	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2014 and 2013

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2015 and 2014 are to the fiscal years ending April 30, 2015 and 2014 and all references to the first quarter of 2015 and 2014 mean the fiscal three month periods ended July 31, 2014 and 2013.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2014, which was filed with the SEC on July 29, 2014.

(2)	RECEIVABLES

Receivables, net consist of the following accounts receivable (in thousands):

	July 31, 2014	April 30, 2014
Media Services operations:
Subscription Fulfillment Services	$9,242	$11,406
Newsstand Distribution Services, net of estimated returns	12,482	31,226
Product Packaging and Fulfillment Services and Staffing	3,714	3,978
	25,438	46,610
Less allowance for doubtful accounts	(3,011)	(3,113)
	$22,427	$43,497

Real estate operations and corporate	$4	$-

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $41,502,000 and $70,437,000 at July 31, 2014 and April 30, 2014.

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution Services, Inc. (“Kable Distribution”) and Palm Coast, entered into a settlement agreement (the “Settlement Agreement”) with a significant customer resulting in a significant reduction of accounts receivable of Newsstand Distribution Services. See further detail regarding the Settlement Agreement in Note 10.

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	July 31,	April 30,
	2014	2014
Land, buildings and improvements	$27,364	$27,935
Furniture and equipment	24,028	23,952
	51,392	51,887
Less accumulated depreciation	(28,603)	(28,068)
	$22,789	$23,819

The Company recorded an impairment charge of $925,000 related to certain assets of the Fulfillment Services business during the quarter ended July 31, 2014. See Note 11 for further detail.

(4)	INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	July 31, 2014		April 30, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Deferred order entry costs	$1,089	$-	$1,168	$-
Prepaid expenses	4,178	-	4,365	-
Customer contracts and relationships	16,986	9,695	16,986	9,342
Other	1,170	249	1,183	234
	$23,423	$9,944	$23,702	$9,576

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period. Customer contracts and relationships are amortized on a straight line basis over twelve years.

(5)	ACCOUNTS PAYABLE, NET AND ACCRUED EXPENSES

Accounts payable, net and accrued expenses consist of the following (in thousands):

	July 31,	April 30,
	2014	2014
Media Services operations:
Subscription Fulfillment Services	$9,175	$10,692
Newsstand Distribution Services, net of estimated returns	21,568	60,696
Product Packaging and Fulfillment Services and Staffing	1,010	1,502
	31,753	72,890

Real estate operations and corporate	1,555	1,746
	$33,308	$74,636

The July 31, 2014 accounts payable, net and accrued expenses total includes net publisher payables of $19,744,000, customer postage deposits of $5,004,000, accrued expenses of $2,588,000, trade payables of $1,657,000 and other of $4,315,000. The April 30, 2014 accounts payable, net and accrued expenses total includes net publisher payables of $53,506,000, customer postage deposits of $5,708,000, accrued expenses of $6,840,000, trade payables of $3,242,000 and other of $5,340,000.

Accounts payable of Newsstand Distribution Services, which is operated through Kable Distribution, are net of estimated magazine returns of $38,545,000 and $67,088,000 at July 31, 2014 and April 30, 2014.

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer resulting in a significant reduction of accounts payable, net of Newsstand Distribution Services. See further detail regarding the Settlement Agreement in Note 10.

Kable Distribution had negative working capital of approximately $10,273,000 at July 31, 2014 and had outstanding borrowings of $2,115,000 at July 31, 2014 under a revolving credit facility between the Company’s Media Services businesses and a bank (the “Media Services Credit Facility”). The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amount will vary from period to period based on the level of magazine distribution. The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) and accrued expenses owed by Kable Distribution to publisher clients and other third parties.

(6)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	July 31, 2014	April 30, 2014
Credit facilities:
Media Services operations	$2,629	$1,059
Real estate operations	15,099	15,141
Other notes payable	4,375	4,404
	$22,103	$20,604

Media Services Credit Facility

The Media Services Credit Facility provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000 that matures on May 12, 2015. At July 31, 2014, the borrowing availability under the Media Services Credit Facility was $11,074,000, and there was $2,629,000 outstanding against this availability. The highest amount borrowed during the first quarter of 2015 was $3,198,000 and the interest rate at July 31, 2014 was 3.16%. The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.

Real Estate Loan

AMREP Southwest has a loan with a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $15,099,000 at July 31, 2014, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $69,119,000 as of July 31, 2014. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the Oil and Gas Lease discussed in Note 12.

Other Notes Payable

Other notes payable consist of a mortgage note payable with an outstanding principal balance of $4,178,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $197,000 of an asset financing loan with a maturity date of December 2015 and an interest rate of 9.0%. The amount of Other notes payable due within one year totals $221,000.

(7)	FAIR VALUE MEASUREMENTS

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

At July 31, 2014 and April 30, 2014, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $17,758,000 and $17,739,000 compared with carrying amounts of $19,474,000 and $19,545,000.

(8)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first quarter of 2015, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

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

During the first quarter of 2015, the board of directors of the Company issued to employees 12,000 shares of restricted common stock under the Equity Plan (“restricted shares”). The restricted shares vest in equal 4,000 share installments on July 8, 2015, 2016 and 2017 and are expected to vest assuming a zero forfeiture rate over the vesting term. Shares of restricted common stock that are issued under the Equity Plan are considered to be issued and outstanding as of the grant date and have the same dividend and voting rights as other common stock. Compensation expense related to the restricted shares is recognized over the vesting period based on the fair value of the shares as of the date of grant. The fair value of the restricted shares is determined based on the trading price of the shares of the Company’s common stock on the date of grant, which was $6.90 per share for the 12,000 shares awarded, or an aggregate grant date fair value of $83,000 which will be charged to expense over the vesting term.

No shares of common stock issued under the Equity Plan vested during the first quarter of 2015. For the first quarter of 2015, the Company recognized $36,000 of compensation expense related to all shares of common stock issued under the Equity Plan. As of July 31, 2014, there was $167,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan, which is expected to be recognized over the remaining vesting term.

(9)	SHAREHOLDERS’ EQUITY

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer resulting in the issuance by the Company to that customer of 825,000 shares of its common stock. See further detail regarding the Settlement Agreement in Note 10. As a result of the issuance of these shares, the Company increased its common stock account by $83,000 and its contributed capital account by $4,191,000.

(10)	GAIN FROM SETTLEMENT

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer, Heinrich Bauer (USA) LLC (“Bauer”).

Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributed certain magazines of Bauer in return for a commission. Palm Coast and Bauer are parties to an ordinary course of business contract pursuant to which Palm Coast provides certain fulfillment services to Bauer in return for service fees. During the first quarter of 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provided Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014. See further detail regarding the negative working capital of Kable Distribution in Note 5.

Pursuant to the Settlement Agreement, Kable Distribution agreed to eliminate the commission paid by Bauer to Kable Distribution for distribution services through expiration of the contract period at June 30, 2014 and to amend the payment procedures with respect to amounts received by Kable Distribution from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers; Palm Coast agreed to reduce certain fees charged to Bauer for fulfillment services, with Bauer agreeing to extend the term of its fulfillment agreement to at least December 31, 2018; and the Company agreed to issue to Bauer 825,000 shares of common stock of the Company, with a fair market value of $4,274,000 and which represented approximately 10.3% of the outstanding shares of common stock of the Company following such issuance, with Bauer agreeing to not sell or transfer such shares for a period of six months. In return for such consideration, Bauer released all claims it may have had against each of Kable Distribution, Palm Coast, the Company and its related persons, other than the obligations of Kable Distribution, Palm Coast and the Company under the Settlement Agreement, the future obligations of Kable Distribution under its distribution agreement as amended by the Settlement Agreement and the future obligations of Palm Coast under its fulfillment agreement as amended by the Settlement Agreement. In particular, the Settlement Agreement transferred to Bauer all amounts and accounts receivable owing from wholesalers to Kable Distribution relating to the domestic sale by Kable Distribution of Bauer magazines ($22,626,000) and released Kable Distribution from having to pay the accounts payable owed to Bauer relating to the domestic sale by Kable Distribution of Bauer magazines other than to the extent amounts had been received by Kable Distribution or Bauer on or after May 14, 2014 from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers ($38,214,000). After considering the value of the various components of the Settlement Agreement, Kable Distribution recorded a gain of $11,155,000 during the first quarter of 2015.

(11)	IMPAIRMENT OF ASSETS

During the first quarter of 2015, the Company’s Subscription Fulfillment Services business recognized a $925,000 impairment charge relating to the discontinuance of the development of certain software. The impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

(12)	SUBSEQUENT EVENT

On September 8, 2014, AMREP Southwest and one of its subsidiaries (collectively, “ASW”) entered into an Oil and Gas Lease and the Addendum thereto (collectively, the “Lease”) with Thrust Energy, Inc. and Cebolla Roja, LLC (collectively, the “Lessee”).

Pursuant to the Lease, ASW leased to Lessee all minerals and mineral rights owned by ASW or for which ASW has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico (the “Leased Premises”) for the purpose of exploring for, developing, producing and marketing oil and gas. As partial consideration for entering into the Lease, the Lessee paid approximately $1,010,000 to ASW. The Lease will be in force for an initial term of four years and for as long thereafter as oil or gas is produced and marketed in paying quantities from the Leased Premises or for additional limited periods of time if Lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. In addition, Lessee may extend the initial term of the Lease for an additional four years by paying ASW another payment of approximately $1,010,000. The Lease does not require Lessee to drill any oil or gas wells.

Lessee has agreed to pay ASW a royalty on oil and gas produced from the Leased Premises of 1/7th of the gross proceeds received by Lessee from the sale of such oil and gas to an unaffiliated third party of Lessee or 1/7th of the market value of the oil and gas if sold to an affiliate of Lessee. ASW’s royalty will be charged with 1/7th of any expenses to place the oil and gas, if any, in marketable condition after it is brought to the surface. Amounts payable under the Lease will not be reduced by any payments made to other holders of mineral rights or other production royalty payment interests in the Leased Premises, other than payments pursuant to rights granted by ASW in deeds transferring portions of the Leased Premises to third parties, primarily in the 1960s and 1970s. ASW and Lessee may assign, in whole or in part, their interests in the Lease. The oil and gas from ASW’s mineral rights will not be pooled or unitized with any other oil and gas except as required by law. Lessee has assumed all risks and liabilities in connection with Lessee’s activities under the Lease and agreed to indemnify ASW with respect thereto.

In addition, on September 8, 2014, AMREP Southwest entered into a Consent Agreement (the “Consent Agreement”) with the mortgage holder on certain portions of the Leased Premises, pursuant to which the mortgage holder provided its consent to AMREP Southwest entering into the Lease and agreed to enter into a subordination, non-disturbance and attornment agreement with Lessee. Pursuant to the Consent Agreement, AMREP Southwest agreed to pay the mortgage holder (a) 25% of any royalty payments received by AMREP Southwest under the Lease with respect to oil and gas produced from the Leased Premises, which will be credited against any outstanding loan amounts due to the mortgage holder from AMREP Southwest, and such payments will cease upon payment in full of such outstanding loan amounts and (b) a separate consent fee of $100,000, which will not be credited against the outstanding loan amounts due to the mortgage holder from AMREP Southwest.

(13)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three month periods ended July 31, 2014 and 2013 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Staffing	Real Estate Operations	Corporate and Other	Consolidated
Three months ended July 31, 2014 (a):
Revenues	$11,945	$1,347	$4,224	$484	$(72)	$17,928

Net income (loss)	(350)	6,737	172	(754)	459	6,264
Provision (benefit) for income taxes	(187)	3,954	101	(454)	245	3,659
Interest expense (income), net	175	26	1	695	(478)	419
Depreciation and amortization	767	51	55	23	36	932
Gain on settlement	-	(11,155)	-	-	-	(11,155)
Impairment of assets	925	-	-	-	-	925
EBITDA (b)	$1,330	$(387)	$329	$(490)	$262	$1,044

Total assets	$46,775	$10,900	$5,620	$87,358	$5,140	$155,793
Total liabilities	$33,574	$29,803	$1,244	$43,644	$(42,394)	$65,871
Capital expenditures	$377	$6	$25	$-	$-	$408

Three months ended July 31, 2013 (a):
Revenues	$13,993	$1,985	$4,300	$301	$(70)	$20,509

Net income (loss)	(346)	(64)	194	(911)	440	(687)
Provision (benefit) for income taxes	(202)	(17)	113	(535)	239	(402)
Interest expense (income), net	187	26	(1)	678	(425)	465
Depreciation and amortization	757	51	57	21	36	922
EBITDA (b)	$396	$(4)	$363	$(747)	$290	$298

Total assets	$52,477	$52,698	$4,563	$88,255	$9,077	$207,070
Total liabilities	$36,429	$80,718	$1,484	$41,927	$(32,487)	$128,071
Capital expenditures	$35	$13	$6	$-	$-	$54

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash gain on settlement and impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

During the third quarter of 2014, the Company determined that, based on the characterization of certain transactions that occurred in prior periods, no intersegment interest income or expense relating to such transactions would be appropriate. As a result, the intersegment interest income and expense relating to such transactions has been removed from the presentation above for the first quarter of 2014 and there was no effect on the reported EBITDA, which the Company uses as a key measure for segment performance and evaluation purposes.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2014, which was filed with the Securities and Exchange Commission on July 29, 2014 (the “2014 Form 10-K”). Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2015 and 2014 are to the fiscal years ending April 30, 2015 and 2014 and all references to the first quarter of 2015 and 2014 mean the fiscal three month periods ended July 31, 2014 and 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2014 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2014 Form 10-K. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates” in the 2014 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2014 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2014 Form 10-K. The Company did not adopt any accounting policy in the first quarter of 2015 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2015, the Company recorded net income of $6,264,000, or $0.82 per share, compared to a net loss of $687,000, or $0.11 per share, in the first quarter of 2014. The results for the first quarter of 2015 included a non-cash pre-tax gain on a settlement agreement with a significant customer of $11,155,000 ($7,028,000 after tax, or $0.92 per share) offset in part by a non-cash impairment charge of $925,000 ($583,000 after tax, or $0.08 per share), reflecting the discontinuance of the development of certain software in the Company’s Subscription Fulfillment Services business. Revenues were $17,928,000 in the first quarter of 2015 compared to $20,509,000 for the same period in the prior year.

Revenues from the Company’s Media Services operations decreased from $20,278,000 for the first quarter of 2014 to $17,516,000 for the same period in 2015. Magazine publishers are the principal customers of these operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues, increases in paper costs, printing costs and postal rates and weakness in the U.S. economy. The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers or newsstand distribution providers and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal. As a consequence of these and other factors, revenues from Subscription Fulfillment Services operations decreased from $13,993,000 for the first quarter of 2014 to $11,945,000 for the same period of 2015, while revenues from Newsstand Distribution Services operations decreased from $1,985,000 for the first quarter of 2014 to $1,347,000 for the same period of 2015. Revenues from Product Packaging and Fulfillment Services and Staffing operations decreased from $4,300,000 for the first quarter of 2014 to $4,224,000 for the same period in 2015, due primarily to decreased revenues in the temporary staffing business. Media Services operating expenses decreased by $3,191,000, from $17,728,000 for the first quarter of 2014 (87.4% of Media Services revenues) to $14,537,000 for the first quarter of 2015 (83.0% of Media Services revenues), primarily attributable to lower (i) payroll and benefits ($1,667,000), (ii) supplies expense ($639,000), (iii) facilities and equipment expense ($307,000) and (iv) consulting costs ($198,000).

Revenues from land sales at AMREP Southwest and its subsidiaries were $384,000 for the first quarter of 2015 compared to $228,000 for the same period of 2014. For the first quarter of 2015 and 2014, the Company’s land sales in Rio Rancho were as follows:

	Three Months Ended July 31,
	2014			2013
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)

Developed
Residential	0.5	$172	$344	0.6	$180	$300
Commercial	0.8	212	265	-	-	-
Total Developed	1.3	384	295	0.6	180	300
Undeveloped	-	-	-	4.6	48	10
Total	1.3	$384	$295	5.2	$228	$44

Results for the first quarter of 2015 and 2014 were substantially lower than the Company experienced prior to fiscal 2009 in its principal market of Rio Rancho, New Mexico, due to the severe decline in the real estate market in the greater Albuquerque-metro and Rio Rancho areas that began late in fiscal 2008. The average gross profit percentage on land sales was 42% for the first quarter of 2015 and 17% for the first quarter of 2014. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and administrative expenses of Media Services operations were $1,728,000 for the first quarter of 2015 (9.9% of Media Services revenues), or a decrease of $81,000 compared to $1,809,000 for the first quarter of 2014 (8.9% of Media Services revenues), primarily due to reduced payroll and benefit costs ($191,000) and consulting costs ($134,000), which were partially offset by increased legal expenses ($197,000) and equipment costs ($63,000). Real estate operations and corporate general and administrative expenses decreased $23,000 in the first quarter of 2015 compared to the same period in 2014.

The Company’s effective tax rate was 36.9% for the first quarter of both 2015 and 2014. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both July 31, 2014 and April 30, 2014 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, a revolving credit facility between the Company’s Media Services businesses and a bank (the “Media Services Credit Facility”) and working capital made available to the Company by the terms of customer contracts. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

Gain From Settlement

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution Services, Inc. (“Kable Distribution”) and Palm Coast, entered into a settlement agreement (the “Settlement Agreement”) with a significant customer, Heinrich Bauer (USA) LLC (“Bauer”).

Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributed certain magazines of Bauer in return for a commission. Palm Coast and Bauer are parties to an ordinary course of business contract pursuant to which Palm Coast provides certain fulfillment services to Bauer in return for service fees. During the first quarter of 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provided Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014. See further detail regarding the negative working capital of Kable Distribution in Note 5 in the accompanying financial statements included in this Form 10-Q.

Pursuant to the Settlement Agreement, Kable Distribution agreed to eliminate the commission paid by Bauer to Kable Distribution for distribution services through expiration of the contract period at June 30, 2014 and to amend the payment procedures with respect to amounts received by Kable Distribution from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers; Palm Coast agreed to reduce certain fees charged to Bauer for fulfillment services, with Bauer agreeing to extend the term of its fulfillment agreement to at least December 31, 2018; and the Company agreed to issue to Bauer 825,000 shares of common stock of the Company, which represented approximately 10.3% of the outstanding shares of common stock of the Company following such issuance, with Bauer agreeing to not sell or transfer such shares for a period of six months. In return for such consideration, Bauer released all claims it may have had against each of Kable Distribution, Palm Coast, the Company and its related persons, other than the obligations of Kable Distribution, Palm Coast and the Company under the Settlement Agreement, the future obligations of Kable Distribution under its distribution agreement as amended by the Settlement Agreement and the future obligations of Palm Coast under its fulfillment agreement as amended by the Settlement Agreement. In particular, the Settlement Agreement transferred to Bauer all amounts and accounts receivable owing from wholesalers to Kable Distribution relating to the domestic sale by Kable Distribution of Bauer magazines ($22,626,000) and released Kable Distribution from having to pay the accounts payable owed to Bauer relating to the domestic sale by Kable Distribution of Bauer magazines other than to the extent amounts had been received by Kable Distribution or Bauer on or after May 14, 2014 from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers ($38,214,000). After considering the value of the various components of the Settlement Agreement, Kable Distribution recorded a gain of $11,155,000 during the first quarter of 2015.

Media Services

The Company’s Newsstand Distribution Services business, which is operated through Kable Distribution, had negative working capital of approximately $10,273,000 at July 31, 2014 and had outstanding borrowings of $2,115,000 at July 31, 2014 under the Media Services Credit Facility. The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amount will vary from period to period based on the level of magazine distribution. The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) and accrued expenses owed by Kable Distribution to publisher clients and other third parties. During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer, which significantly contributed to the reduction of negative working capital and outstanding borrowings at Kable Distribution from approximately $27,863,000 at April 30, 2014 to approximately $12,388,000 at July 31, 2014.

Equity Issuance

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer resulting in the issuance by the Company of 825,000 shares of its common stock. As a result of the issuance of these shares, the Company increased its common stock account by $83,000 and its contributed capital account by $4,191,000.

Operating Activities

Receivables, net decreased from $43,497,000 at April 30, 2014 to $22,431,000 at July 31, 2014 and accounts payable, net and accrued expenses decreased from $74,636,000 at April 30, 2014 to $33,308,000 at July 31, 2014, primarily due to the Settlement Agreement.

Real estate inventory increased from $71,289,000 at April 30, 2014 to $71,563,000 at July 31, 2014.

Investing Activities

Capital expenditures increased from $54,000 for the first quarter of 2014 to $408,000 for the same period in 2015, primarily for the Media Services business.

Financing Activities

The Media Services Credit Facility provides the Media Services businesses with a revolving credit loan and letter of credit facility of up to $15,000,000 that matures on May 12, 2015. At July 31, 2014, the borrowing availability under the Media Services Credit Facility was $11,074,000, and there was $2,629,000 outstanding against this availability. The highest amount borrowed during the first quarter of 2015 was $3,198,000 and the interest rate at July 31, 2014 was 3.16%. The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.

AMREP Southwest has a loan with a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $15,099,000 at July 31, 2014, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $69,119,000 as of July 31, 2014. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the Oil and Gas Lease discussed in Note 12 in the footnotes that accompany the financial statements included in this Form 10-Q.

At July 31, 2014, the borrowers under both the Media Services Credit Facility and the AMREP Southwest loan were in compliance with the covenants of each facility.

Other notes payable consist of a mortgage note payable with an outstanding principal balance of $4,178,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $197,000 of an asset financing loan with a maturity date of December 2015 and an interest rate of 9.0%. The amount of Other notes payable due within one year totals $221,000.

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual cash obligations as of July 31, 2014 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$22,103	$2,849	$366	$18,888	$-
Operating leases	1,767	1,025	742	-	-
Other	2,745	2,687	58	-	-
Total	$26,615	$6,561	$1,166	$18,888	$-

Other in the above table includes $2,527,000 for the possible required return of grant monies received from the State of Florida.

In addition to the items included in the table, Kable Distribution had negative working capital of approximately $10,273,000 at July 31, 2014. For further details regarding the negative working capital, see Note 5 in the footnotes that accompany the financial statements included in this Form 10-Q.

Any additional future defined benefit pension plan contributions necessary to satisfy the minimum statutory funding requirements are not included in the table and are dependent upon various factors, including actual plan asset investment returns and discount rates applied.

Refer to the notes to the consolidated financial statements included in this quarterly report on Form 10-Q and in the 2014 Form 10-K for additional information on long-term debt, other liabilities, pension contributions, taxes, commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 5. Other Information

The following disclosure would otherwise be filed on Form 8-K under Item 5.02:

Effective as of September 10, 2014, Christopher V. Vitale was appointed as Executive Vice President, Chief Administrative Officer and General Counsel of the Company. In connection with his appointment, Mr. Vitale’s annual base salary was increased to $235,000.

Prior to being appointed Executive Vice President, Chief Administrative Officer and General Counsel of the Company, Mr. Vitale, age 38, had been Vice President and General Counsel of the Company since March 2013. From April 2012 to March 2013, he was Vice President, Legal at Franklin Square Holdings, L.P. and from August 2011 to March 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. From March 2011 to July 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from April 2009 to July 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

The following disclosure would otherwise be filed on Form 8-K under Item 5.07:

The 2014 Annual Meeting of Shareholders of the Company was held on September 10, 2014. At the meeting, shareholders holding an aggregate of 5,171,746 shares of common stock, par value $.10, of the Company out of a total of 8,056,454 shares outstanding and entitled to vote, were present in person or represented by proxy.

At the meeting, Theodore J. Gaasche and Albert V. Russo were reelected directors of the Company in Class III by the final votes set forth opposite their names, to hold office until the 2017 Annual Meeting of Shareholders and until their successors are elected and qualified:

	Votes For	Votes Withheld	Broker Non- Votes
Theodore J. Gaasche	4,751,697	420,049	0
Albert V. Russo	3,738,636	1,433,110	0

In addition, the following proposal was voted on and approved at the meeting:

Proposal	Votes For	Votes Against	Abstentions	Broker Non- Votes
Advisory vote on the compensation paid to the Company’s named executive officers	2,659,313	2,135,935	376,498	0

Item 6.    Exhibits

Exhibit No.	Description
10.1	Second Amendment, dated as of June 27, 2014, to Amended and Restated Distribution Agreement, dated as of June 27, 2014, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 1, 2014).

10.2(b)	Incentive compensation plan for Michael P. Duloc for fiscal 2014.

10.3(a)(c)	Settlement Agreement, dated June 11, 2014, by and among Heinrich Bauer (USA) LLC, Kable Distribution Services, Inc., Palm Coast Data LLC and AMREP Corporation.

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification required pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

______________________________

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

Date: September 15, 2014	AMREP CORPORATION
(Registrant)

	By:	/s/ Peter M. Pizza
Peter M. Pizza
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment, dated as of June 27, 2014, to Amended and Restated Distribution Agreement, dated as of June 27, 2014, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 1, 2014).

10.2(b)	Incentive compensation plan for Michael P. Duloc for fiscal 2014.

10.3(a)(c)	Settlement Agreement, dated June 11, 2014, by and among Heinrich Bauer (USA) LLC, Kable Distribution Services, Inc., Palm Coast Data LLC and AMREP Corporation.

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification required pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 ______________________________

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(b) Management contract or compensatory plan or arrangement in which directors or officers participate.

(c) Filed herewith.

