Form 10-Q
period 2014-10-31
AMREP CORP.
filed 2014-12-12
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2014

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 5, 2014 – 8,056,454.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

 (Amounts in thousands, except par value and share amounts)

	October 31, 2014	April 30, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,054	$12,929
Receivables, net	14,026	43,497
Real estate inventory	69,398	71,289
Investment assets, net	10,234	10,234
Property, plant and equipment, net	22,442	23,819
Intangible and other assets, net	12,935	14,126
Taxes receivable	-	12
Deferred income taxes, net	5,561	9,042
TOTAL ASSETS	$156,650	$184,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, net and accrued expenses	$33,497	$74,636
Notes payable:
Amounts due within one year	2,804	218
Amounts due beyond one year	4,123	5,245
Amounts due to related party	14,418	15,141
	21,345	20,604

Taxes payable	146	-
Other liabilities and deferred revenue	3,930	3,058
Accrued pension cost	7,556	7,349
TOTAL LIABILITIES	66,474	105,647

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,281,704 at October 31, 2014 and 7,444,704 at April 30, 2014	828	744
Capital contributed in excess of par value	50,537	46,264
Retained earnings	52,201	45,683
Accumulated other comprehensive loss, net	(9,175)	(9,175)
Treasury stock, at cost; 225,250 shares at October 31, 2014 and April 30, 2014	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	90,176	79,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$156,650	$184,948

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended October 31, 2014 and 2013

(Amounts in thousands, except per share amounts)

	2014	2013
REVENUES:
Media Services operations	$16,784	$21,555
Real estate land sales	2,513	1,196
Other	41	12
	19,338	22,763
COSTS AND EXPENSES:
Real estate land sales	2,188	999
Operating expenses:
Media Services operations	13,512	17,791
Real estate selling expenses	67	61
Other	328	574
General and administrative:
Media Services operations	1,637	1,840
Real estate operations and corporate	818	899
Interest expense	436	462
	18,986	22,626
INCOME BEFORE INCOME TAXES	352	137

PROVISION FOR INCOME TAXES	98	85
NET INCOME	254	52

RETAINED EARNINGS, beginning of period	51,947	47,937
Effect of the issuance of common stock from treasury shares	-	(2)
RETAINED EARNINGS, end of period	$52,201	$47,987

EARNINGS PER SHARE – BASIC AND DILUTED	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,026	7,195

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Six Months Ended October 31, 2014 and 2013

(Amounts in thousands, except per share amounts)

	2014	2013
REVENUES:
Media Services operations	$34,300	$41,833
Real estate land sales	2,897	1,424
Other	69	15
	37,266	43,272
COSTS AND EXPENSES:
Real estate land sales	2,410	1,189
Operating expenses:
Media Services operations	28,049	35,519
Real estate selling expenses	127	119
Other	769	1,071
General and administrative:
Media Services operations	3,365	3,649
Real estate operations and corporate	1,646	1,750
Impairment of assets	925	-
Interest expense	855	927
	38,146	44,224
LOSS BEFORE OTHER INCOME	(880)	(952)
Other – Gain from settlement (Note 11)	11,155	-
INCOME (LOSS) BEFORE INCOME TAXES	10,275	(952)
PROVISION (BENEFIT) FOR INCOME TAXES	3,757	(317)
NET INCOME (LOSS)	6,518	(635)

RETAINED EARNINGS, beginning of period	45,683	63,920
Effect of the issuance of common stock from treasury shares	-	(15,298)
RETAINED EARNINGS, end of period	$52,201	$47,987

EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	$0.83	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,813	6,785

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended October 31, 2014 and 2013

(Amounts in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,518	$(635)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on settlement	(11,155)	-
Impairment of assets	925	-
Depreciation and amortization	1,844	1,837
Non-cash credits and charges:
Allowance for doubtful accounts	(850)	(143)
Stock-based compensation	66	-
Loss on disposal of assets, net	-	4
Changes in assets and liabilities:
Receivables	7,695	6,245
Real estate inventory and investment assets	1,891	1,161
Intangible and other assets	402	539
Accounts payable and accrued expenses	(3,084)	(3,732)
Taxes receivable and payable	158	126
Deferred income taxes and other liabilities	4,353	(348)
Accrued pension costs	207	(2,833)
Total adjustments	2,452	2,856
Net cash provided by operating activities	8,970	2,221
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(586)	(204)
Net cash used in investing activities	(586)	(204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	7,144
Proceeds from debt financing	6,618	12,101
Principal debt payments	(5,877)	(7,272)
Net cash provided by financing activities	741	11,973
INCREASE IN CASH AND CASH EQUIVALENTS	9,125	13,990
CASH AND CASH EQUIVALENTS, beginning of period	12,929	13,714
CASH AND CASH EQUIVALENTS, end of period	$22,054	$27,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$851	$913
Income taxes paid (refunded), net	$119	$(94)
Non-cash transactions:
Reduction of accounts receivable due to settlement	$22,626	$-
Reduction of accounts payable due to settlement	$38,214	$-
Issuance of common stock in settlement	$4,274	$-

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended October 31, 2014 and 2013

(1)	BASIS OF PRESENTATION

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2015 and 2014 are to the fiscal years ending April 30, 2015 and 2014 and all references to the second quarter and first six months of 2015 and 2014 mean the fiscal three and six month periods ended October 31, 2014 and 2013.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2014, which was filed with the SEC on July 29, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard under GAAP for virtually all industries. The new standard will apply for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

(2)	RECEIVABLES

Receivables, net consist of the following accounts receivable (in thousands):

	October 31, 2014	April 30, 2014
Media Services operations:
Subscription Fulfillment Services	$8,379	$11,406
Newsstand Distribution Services, net of estimated returns	3,854	31,226
Product Packaging and Fulfillment Services and Staffing	3,027	3,978
	15,260	46,610
Less allowance for doubtful accounts	(1,235)	(3,113)
	14,025	$43,497

Real estate operations and corporate	1	-
	$14,026	$43,497

Newsstand Distribution Services accounts receivable are net of estimated magazine returns of $45,231,000 and $70,437,000 at October 31, 2014 and April 30, 2014.

During the quarter ended July 31, 2014, the Company and its indirect subsidiaries, Kable Distribution Services, Inc. (“Kable Distribution”) and Palm Coast, entered into a settlement agreement (the “Settlement Agreement”) with a significant customer resulting in a substantial reduction of accounts receivable, net of Newsstand Distribution Services. See further detail regarding the Settlement Agreement in Note 11.

A significant wholesaler and a customer of Kable Distribution announced at the end of May 2014 that it planned to discontinue operations and it filed for bankruptcy in June 2014. Kable Distribution recorded $1,300,000 as bad debt expense in the fourth quarter of 2014.  During the second quarter of 2015, as a result of updated estimates of magazine returns and trade credits, Kable Distribution reversed $900,000 of this bad debt expense.

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	October 31,	April 30,
	2014	2014

Land, buildings and improvements	$27,436	$27,935
Furniture and equipment	24,134	23,952
	51,570	51,887
Less accumulated depreciation	(29,128)	(28,068)
	$22,442	$23,819

The Company recorded an impairment charge of $925,000 related to certain assets of the Fulfillment Services business during the quarter ended July 31, 2014. See Note 12 for further detail.

(4)	INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	October 31, 2014		April 30, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Deferred order entry costs	$1,019	$-	$1,168	$-
Prepaid expenses	4,123	-	4,365	-
Customer contracts and relationships	16,986	10,049	16,986	9,342
Other	963	107	1,183	234
	$23,091	$10,156	$23,702	$9,576

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period. Customer contracts and relationships are amortized on a straight line basis over twelve years.

(5)	ACCOUNTS PAYABLE, NET AND ACCRUED EXPENSES

Accounts payable, net and accrued expenses consist of the following (in thousands):

	October 31,	April 30,
	2014	2014
Media Services operations:
Subscription Fulfillment Services	$9,890	$10,692
Newsstand Distribution Services, net of estimated returns	21,004	60,696
Product Packaging and Fulfillment Services and Staffing	966	1,502
	31,860	72,890

Real estate operations and corporate	1,637	1,746
	$33,497	$74,636

The October 31, 2014 accounts payable, net and accrued expenses total includes net publisher payables of $17,884,000, customer postage deposits of $5,821,000, accrued expenses of $3,557,000, trade payables of $1,394,000 and other of $4,841,000. The April 30, 2014 accounts payable, net and accrued expenses total includes net publisher payables of $53,506,000, customer postage deposits of $5,708,000, accrued expenses of $6,840,000, trade payables of $3,242,000 and other of $5,340,000.

Accounts payable of Newsstand Distribution Services, which is operated through Kable Distribution, are net of estimated magazine returns of $42,202,000 and $67,088,000 at October 31, 2014 and April 30, 2014.

During the quarter ended July 31, 2014, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer resulting in a substantial reduction of accounts payable, net of Newsstand Distribution Services. See further detail regarding the Settlement Agreement in Note 11.

Kable Distribution had negative working capital of approximately $12,672,000 at October 31, 2014, which included outstanding borrowings by Kable Distribution of $2,238,000 under a revolving credit facility between the Company’s Media Services businesses and a bank (the “Media Services Credit Facility”). The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amount will vary from period to period based on the level of magazine distribution. The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) and accrued expenses owed by Kable Distribution to publisher clients and other third parties plus outstanding bank borrowings of Kable Distribution under the Media Services Credit Facility.

(6)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	October 31, 2014	April 30, 2014
Credit facilities:
Media Services operations	$2,582	$1,059
Real estate operations	14,418	15,141
Other notes payable	4,345	4,404
	$21,345	$20,604

Media Services Credit Facility

The Media Services Credit Facility provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000 that matures on May 12, 2015. At October 31, 2014, the borrowing availability under the Media Services Credit Facility was $7,842,000, and there was $2,582,000 outstanding against this availability. The highest amount borrowed during the first six months of 2015 was $6,569,000 and the interest rate at October 31, 2014 was 3.16%. The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.

Real Estate Loan

AMREP Southwest has a loan with a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $14,418,000 at October 31, 2014, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $66,954,000 as of October 31, 2014. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under an oil and gas lease. See further detail regarding the oil and gas lease in Note 7.

Other Notes Payable

Other notes payable consist of a mortgage note payable with an outstanding principal balance of $4,148,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $197,000 of an asset financing loan with a maturity date of December 2015 and an interest rate of 9.0%. The amount of Other notes payable due within one year totals $222,000.

(7)	DEFERRED REVENUE

During the second quarter of 2015, AMREP Southwest and one of its subsidiaries (collectively, “ASW”) entered into an Oil and Gas Lease and the Addendum thereto (collectively, the “Lease”) with Thrust Energy, Inc. and Cebolla Roja, LLC (collectively, the “Lessee”). Pursuant to the Lease, ASW leased to Lessee all minerals and mineral rights owned by ASW or for which ASW has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico (the “Leased Premises”) for the purpose of exploring for, developing, producing and marketing oil and gas. As partial consideration for entering into the Lease, the Lessee paid approximately $1,010,000 to ASW. The Lease will be in force for an initial term of four years and for as long thereafter as oil or gas is produced and marketed in paying quantities from the Leased Premises or for additional limited periods of time if Lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. In addition, Lessee may extend the initial term of the Lease for an additional four years by paying ASW another payment of approximately $1,010,000. The Lease does not require Lessee to drill any oil or gas wells.

Lessee has agreed to pay ASW a royalty on oil and gas produced from the Leased Premises of 1/7th of the gross proceeds received by Lessee from the sale of such oil and gas to an unaffiliated third party of Lessee or 1/7th of the market value of the oil and gas if sold to an affiliate of Lessee. ASW’s royalty will be charged with 1/7th of any expenses to place the oil and gas, if any, in marketable condition after it is brought to the surface. Amounts payable under the Lease will not be reduced by any payments made to other holders of mineral rights or other production royalty payment interests in the Leased Premises, other than payments pursuant to rights granted by ASW in deeds transferring portions of the Leased Premises to third parties, primarily in the 1960s and 1970s. ASW and Lessee may assign, in whole or in part, their interests in the Lease. The oil and gas from ASW’s mineral rights will not be pooled or unitized with any other oil and gas except as required by law. Lessee has assumed all risks and liabilities in connection with Lessee’s activities under the Lease and agreed to indemnify ASW with respect thereto. No royalties were received by ASW during the second quarter of 2015.

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

Revenue from this transaction is being recorded over the lease term and approximately $38,000 was recognized during the second quarter of 2015, which is included in Other revenues in the accompanying financial statements. At October 31, 2014, there remained $872,000 of deferred revenue.

(8)	FAIR VALUE MEASUREMENTS

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

At October 31, 2014 and April 30, 2014, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $17,226,000 and $17,739,000 compared with carrying amounts of $18,763,000 and $19,545,000.

(9)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the second quarter of 2015, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

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

Shares of restricted common stock that are issued under the Equity Plan (“restricted shares”) are considered to be issued and outstanding as of the grant date and have the same dividend and voting rights as other common stock. Compensation expense related to the restricted shares is recognized over the vesting period of each grant based on the fair value of the shares as of the date of grant. The fair value of each grant of restricted shares is determined based on the trading price of the Company’s common stock on the date of such grant, and this amount will be charged to expense over the vesting term of the grant.

During the quarter ended October 31, 2014, 6,000 shares of common stock issued under the Equity Plan vested leaving 30,000 shares issued under the Equity Plan that have not vested. For the second quarter and first six months of 2015, the Company recognized $30,000 and $66,000 of compensation expense related to all shares of common stock issued under the Equity Plan. As of October 31, 2014, there was $137,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan, which is expected to be recognized over the remaining vesting term not to exceed three years.

(10)	SHAREHOLDERS’ EQUITY

During the quarter ended July 31, 2014, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer resulting in the issuance by the Company to that customer of 825,000 shares of its common stock. See further detail regarding the Settlement Agreement in Note 11. As a result of the issuance of these shares, the Company increased its common stock account by $83,000 and its contributed capital account by $4,191,000.

(11)	GAIN FROM SETTLEMENT

During the quarter ended July 31, 2014, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer, Heinrich Bauer (USA) LLC (“Bauer”).

Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributed certain magazines of Bauer in return for a commission. Palm Coast and Bauer were parties to an ordinary course of business contract pursuant to which Palm Coast provided certain fulfillment services to Bauer in return for service fees. During the first quarter of 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provided Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014.

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

(12)	IMPAIRMENT OF ASSETS

During the quarter ended July 31, 2014, the Company’s Subscription Fulfillment Services business recognized a $925,000 impairment charge relating to the discontinuance of the development of certain software. The impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

(13)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2014 and 2013 (in thousands):

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Staffing	Real Estate Operations	Corporate and Other	Consolidated
Three months ended October 31, 2014 (a):
Revenues	$11,831	$1,309	$3,644	$2,625	$(71)	$19,338

Net income (loss)	(40)	361	(24)	(543)	500	254
Provision (benefit) for income taxes	134	133	(23)	(411)	265	98
Interest expense (income), net	177	62	5	693	(501)	436
Depreciation and amortization	758	41	54	22	37	912
EBITDA (b)	$1,029	$597	$12	$(239)	$301	$1,700

Capital expenditures	$178	$-	$-	$-	$-	$178

Three months ended October 31, 2013 (a):
Revenues	$15,013	$1,871	$4,671	$1,279	$(71)	$22,763

Net income (loss)	483	(142)	254	(982)	439	52
Provision (benefit) for income taxes	92	23	153	(402)	219	85
Interest expense (income), net	184	25	4	682	(433)	462
Depreciation and amortization	752	51	56	19	37	915
EBITDA (b)	$1,511	$(43)	$467	$(683)	$262	$1,514

Capital expenditures	$117	$5	$28	$-	$-	$150

Six months ended October 31, 2014 (a):
Revenues	$23,776	$2,656	$7,868	$3,109	$(143)	$37,266

Net income (loss)	(390)	7,098	148	(1,297)	959	6,518
Provision (benefit) for income taxes	(53)	4,087	78	(865)	510	3,757
Interest expense (income), net	352	88	6	1,388	(979)	855
Depreciation and amortization	1,525	92	109	45	73	1,844
Gain on settlement	-	(11,155)	-	-	-	(11,155)
Impairment of assets	925	-	-	-	-	925
EBITDA (b)	$2,359	$210	$341	$(729)	$563	$2,744

Total assets	$47,038	$7,792	$6,531	$86,224	$9,065	$156,650
Total liabilities	$32,867	$25,264	$2,739	$43,488	$(37,884)	$66,474
Capital expenditures	$555	$6	$25	$-	$-	$586

	Subscription Fulfillment Services	Newsstand Distribution Services	Product Services and Staffing	Real Estate Operations	Corporate and Other	Consolidated
Six months ended October 31, 2013 (a):
Revenues	$29,006	$3,856	$8,971	$1,580	$(141)	$43,272

Net income (loss)	137	(206)	447	(1,893)	879	(635)
Provision (benefit) for income taxes	(111)	6	268	(937)	457	(317)
Interest expense (income), net	371	51	2	1,360	(857)	927
Depreciation and amortization	1,510	102	113	40	73	1,837
EBITDA (b)	$1,907	$(47)	$830	$(1,430)	$552	$1,812

Total assets	$52,247	$30,312	$5,549	$87,700	$24,847	$200,655
Total liabilities	$37,156	$76,803	$1,397	$42,287	$(36,038)	$121,605
Capital expenditures	$152	$18	$34	$-	$-	$204

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash gain on settlement and impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

During the third quarter of 2014, the Company determined that, based on the characterization of certain transactions that occurred in prior periods, no intersegment interest income or expense relating to such transactions would be appropriate. As a result, the intersegment interest income and expense relating to such transactions has been removed from the presentation above for the second quarter and first six months of 2014 and there was no effect on the reported EBITDA, which the Company uses as a key measure for segment performance and evaluation purposes.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2014, which was filed with the Securities and Exchange Commission on July 29, 2014 (the “2014 Form 10-K”). Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2015 and 2014 are to the fiscal years ending April 30, 2015 and 2014 and all references to the second quarter and first six months of 2015 and 2014 mean the fiscal three and six month periods ended October 31, 2014 and 2013.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2014 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2014 Form 10-K. The Company did not adopt any accounting policy in the second quarter of 2015 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the second quarter of 2015, the Company recorded net income of $254,000, or $0.03 per share, compared to net income of $52,000, or $0.01 per share, for the second quarter of 2014. For the first six months of 2015, the Company had net income of $6,518,000, or $0.83 per share, compared to a net loss of $635,000, or $0.09 per share, for the same period of 2014. The results for the second quarter of 2015 included an adjustment reducing a reserve for doubtful accounts receivable from a magazine wholesaler as a result of updated estimates of magazine returns and trade credits by $900,000 ($567,000 after tax, or $0.07 per share), and there was a similar $300,000 adjustment ($189,000 after tax, or $0.03 per share) in 2014. The results for the first six months of 2015 included a non-cash pre-tax gain on a settlement agreement with a significant customer of $11,155,000 ($7,028,000 after tax, or $0.90 per share) offset in part by a non-cash impairment charge of $925,000 ($583,000 after tax, or $0.07 per share), reflecting the discontinuance of the development of certain software in the Company’s Subscription Fulfillment Services business. Revenues were $19,338,000 and $37,266,000 for the second quarter and first six months of 2015 compared to $22,763,000 and $43,272,000 for the same periods in the prior year.

Revenues from the Company’s Media Services operations decreased from $21,555,000 and $41,833,000 for the second quarter and first six months of 2014 to $16,784,000 and $34,300,000 for the same periods in 2015. Magazine publishers are the principal customers of these operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues, increases in paper costs, printing costs and postal rates and weakness in the U.S. economy. The result has been reduced subscription and newsstand magazine sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers or newsstand distribution providers and seek more favorable terms from Palm Coast and Kable and their competitors when contracts are up for bid or renewal. As a consequence of these and other factors, revenues from Subscription Fulfillment Services operations decreased from $15,013,000 and $29,006,000 for the second quarter and first six months of 2014 to $11,831,000 and $23,776,000 for the same periods of 2015, while revenues from Newsstand Distribution Services operations decreased from $1,871,000 and $3,856,000 for the second quarter and first six months of 2014 to $1,309,000 and $2,656,000 for the same periods of 2015. Revenues from Subscription Fulfillment Services operations are expected to further decline beginning in the third fiscal quarter of 2015 as services cease to a limited number of significant clients previously disclosed to be changing service providers. Revenues from Product Packaging and Fulfillment Services and Staffing operations decreased from $4,671,000 and $8,971,000 for the second quarter and first six months of 2014 to $3,644,000 and $7,868,000 for the same periods in 2015, due primarily to a major customer moving certain business in-house. Media Services’ operating expenses were $13,512,000 and $28,049,000 (80.5% and 81.8% of Media Services revenues) for the second quarter and first six months of 2015 compared to $17,791,000 and $35,519,000 (82.5% and 84.9% of Media Services revenues) for the same periods of 2014. The decrease in operating expenses in both periods was primarily attributable to lower payroll and benefits, the reversal of previously established accounts receivable reserves (discussed above), as well as lower supplies expense, consulting costs, and facilities and equipment expense.

Revenues from land sales at AMREP Southwest and its subsidiaries were $2,513,000 and $2,897,000 for the second quarter and first six months of 2015 compared to $1,196,000 and $1,424,000 for the same periods of 2014. For the second quarter and first six months of 2015 and 2014, the Company’s land sales in New Mexico were as follows:

	Fiscal 2015			Fiscal 2014
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	7.6	$2,502	$329	3.9	$1,140	$292
Commercial	-	-	-	-	-	-
Total Developed	7.6	2,502	329	3.9	1,140	292
Undeveloped	1.3	11	8	1.1	56	51
Total	8.9	$2,513	$282	5.0	$1,196	$239
Six months:
Developed
Residential	8.2	$2,674	$326	4.6	$1,320	$287
Commercial	0.8	212	265	-	-	-
Total Developed	9.0	2,886	321	4.6	1,320	287
Undeveloped	1.3	11	8	5.8	104	18
Total	10.3	$2,897	$281	10.4	$1,424	$137

The average gross profit percentage on land sales was 12.9% and 16.8% for the second quarter and first six months of 2015 compared to 16.5% for each of the same two periods of 2014. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Other revenues were $41,000 and $69,000 for the second quarter and first six months of 2015 compared to $12,000 and $15,000 for the same periods of 2014, primarily as a result of AMREP Southwest and one its subsidiaries entering into an oil and gas lease during the second quarter of 2015. For further details regarding the oil and gas lease, see Note 7 in the footnotes that accompany the financial statements included in this Form 10-Q. During the second quarter of 2015, deferred revenue increased by $872,000 in connection with the oil and gas lease. The deferred revenue is being recognized as revenue over the initial lease term of four years and approximately $38,000 was recognized during the second quarter of 2015.

General and administrative expenses of Media Services operations declined to $1,637,000 and $3,365,000 (9.8% and 9.8% of Media Services revenues) for the second quarter and first six months of 2015, compared to $1,840,000 and $3,649,000 (8.5% and 8.7% of Media Services revenues) for the same periods of 2014, primarily due to reduced payroll and benefit costs due in part to lower volumes. Real estate operations and corporate general and administrative expenses decreased $81,000 and $104,000 in the second quarter and first six months of 2015 compared to the same periods in 2014.

Interest expense was $436,000 and $855,000 for the second quarter and first six months of 2015, compared to $462,000 and $927,000 for the same periods of 2014, primarily due to a declining principal loan balance at AMREP Southwest.

The Company’s effective tax rate was 27.8% and 36.6% for the second quarter and first six months of 2015 compared to 62.0% and 33.3% for the same periods of 2014. The difference between the statutory tax rate and the effective rate of the tax provision or benefit for 2015 was primarily attributable to an increase in certain deferred tax assets, and for 2014 was primarily attributable to state taxes and the accrual of interest related to unrecognized tax positions, which the Company has elected to include in its income tax expense or benefit. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both October 31, 2014 and April 30, 2014 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

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

Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributed certain magazines of Bauer in return for a commission. Palm Coast and Bauer were parties to an ordinary course of business contract pursuant to which Palm Coast provided certain fulfillment services to Bauer in return for service fees. During the first quarter of 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provided Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014.

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

Media Services

The Company’s Newsstand Distribution Services business, which is operated through Kable Distribution, had negative working capital of approximately $12,672,000 at October 31, 2014, which included outstanding borrowings by Kable Distribution of $2,238,000 under the Media Services Credit Facility. The negative working capital of Kable Distribution represents the net payment obligation due to publisher clients and other third parties, which amount will vary from period to period based on the level of magazine distribution. The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) and accrued expenses owed by Kable Distribution to publisher clients and other third parties plus outstanding bank borrowings of Kable Distribution under the Media Services Credit Facility. During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the previously-described Settlement Agreement, which significantly contributed to the reduction of negative working capital and outstanding borrowings at Kable Distribution from approximately $27,863,000 at April 30, 2014 to $12,672,000 at October 31, 2014.

Equity Issuance

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the previously-described Settlement Agreement with a significant customer resulting in the issuance by the Company of 825,000 shares of its common stock. As a result of the issuance of these shares, the Company increased its common stock account by $83,000 and its contributed capital account by $4,191,000.

Operating Activities

Receivables, net decreased from $43,497,000 at April 30, 2014 to $14,026,000 at October 31, 2014 and accounts payable, net and accrued expenses decreased from $74,636,000 at April 30, 2014 to $33,497,000 at October 31, 2014, primarily due to the previously-described Settlement Agreement.

Real estate inventory decreased from $71,289,000 at April 30, 2014 to $69,398,000 at October 31, 2014 as a result of land sales by AMREP Southwest. Property, plant and equipment decreased from $23,819,000 at April 30, 2014 to $22,442,000 at October 31, 2014 due to a $925,000 impairment adjustment in the first quarter of 2015 and normal depreciation of fixed assets.

Other liabilities and deferred revenue increased from $3,058,000 at April 30, 2014 to $3,930,000 at October 31, 2014 as a result of deferred revenue related to an oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the second quarter of 2015.

Investing Activities

Capital expenditures totaled $586,000 for the first six months of 2015 and $204,000 for the same period of 2014, primarily for the Media Services business.

Financing Activities

The Media Services Credit Facility provides the Media Services business with a revolving credit loan and letter of credit facility of up to $15,000,000 that matures on May 12, 2015. At October 31, 2014, the borrowing availability under the Media Services Credit Facility was $7,842,000, and there was $2,582,000 outstanding against this availability. The highest amount borrowed during the first six months of 2015 was $6,569,000 and the interest rate at October 31, 2014 was 3.16%. The borrowers’ obligations under the Media Services Credit Facility are secured by substantially all of their assets other than real property.

AMREP Southwest has a loan with a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $14,418,000 at October 31, 2014, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $66,954,000 as of October 31, 2014. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under an oil and gas lease discussed in Note 7 in the footnotes that accompany the financial statements included in this Form 10-Q.

At October 31, 2014, the borrowers under both the Media Services Credit Facility and the AMREP Southwest loan were in compliance with the covenants of each facility.

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

Future Payments Under Contractual Obligations

The Company is obligated to make future payments under various contracts, including its debt agreements and lease agreements, and is subject to certain other commitments and contingencies. The table below summarizes significant contractual cash obligations as of October 31, 2014 for the items indicated (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Notes payable	$21,345	$2,804	$371	$18,170	$-
Operating leases	1,566	1,073	493	-	-
Other	2,585	2,527	58	-	-
Total	$25,496	$6,404	$922	$18,170	$-

Other in the above table includes $2,527,000 for the possible required return of grant monies received from the State of Florida.

In addition to the items included in the table, Kable Distribution had negative working capital of approximately $12,672,000 at October 31, 2014. For further details regarding the negative working capital, see Note 5 in the footnotes that accompany the financial statements included in this Form 10-Q.

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

The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description
10.1	Oil and Gas Lease and the Addendum thereto, each dated September 8, 2014, by and among AMREP Southwest Inc., Outer Rim Investments, Inc., Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2014)
10.2	Consent Agreement, dated September 8, 2014, by and between Kappa Lending Group, LLC and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2014)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2014	AMREP CORPORATION
(Registrant)

	By:	/s/ Peter M. Pizza
Peter M. Pizza
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Oil and Gas Lease and the Addendum thereto, each dated September 8, 2014, by and among AMREP Southwest Inc., Outer Rim Investments, Inc., Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2014)
10.2	Consent Agreement, dated September 8, 2014, by and between Kappa Lending Group, LLC and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2014)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.3	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

