Form 10-Q
period 2015-01-31
AMREP CORP.
filed 2015-03-17
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Yes       ☐       No       ☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 13, 2015 – 8,056,454.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except par value and share amounts)

	January 31, 2015	April 30, 2014

ASSETS
Cash and cash equivalents	$15,160	$7,511
Receivables, net	9,982	12,409
Real estate inventory	68,687	71,289
Investment assets, net	15,828	16,010
Property, plant and equipment, net	15,793	17,222
Intangible and other assets, net	10,787	12,678
Taxes receivable	-	12
Deferred income taxes, net	5,442	9,042
Assets held for sale	11,482	39,932
TOTAL ASSETS	$153,161	$186,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, net and accrued expenses	$11,079	$12,982
Notes payable:
Amounts due within one year	323	218
Amounts due beyond one year	3,993	4,186
Amounts due to related party	14,237	15,141
	18,553	19,545

Taxes payable	89	-
Other liabilities and deferred revenue	4,944	4,215
Accrued pension cost	7,709	7,349
Liabilities held for sale	20,377	62,713
TOTAL LIABILITIES	62,751	106,804

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,281,704 at January 31, 2015 and 7,444,704 at April 30, 2014	828	744
Capital contributed in excess of par value	50,537	46,264
Retained earnings	52,435	45,683
Accumulated other comprehensive loss, net	(9,175)	(9,175)
Treasury stock, at cost; 225,250 shares at January 31, 2015 and April 30, 2014	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	90,410	79,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,161	$186,105

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended January 31, 2015 and 2014

(Amounts in thousands, except per share amounts)

	2015	2014
REVENUES:
Fulfillment services	$10,832	$15,843
Staffing services	3,174	2,749
Real estate land sales	1,861	1,443
Other	217	217
	16,084	20,252
COSTS AND EXPENSES:
Real estate land sales	822	1,400
Operating expenses:
Fulfillment services	9,420	12,391
Staffing services	3,087	2,846
Real estate selling expenses	51	57
Other	238	552
General and administrative expenses:
Fulfillment services	1,005	1,260
Staffing services	37	33
Real estate operations and corporate	752	886
Interest expense	410	434
	15,822	19,859
Income from continuing operations before income taxes	262	393

Provision for income taxes	61	103
Income from continuing operations	201	290

Discontinued operations (Note 2)
Income (loss) from discontinued operations before income taxes	103	(640)
Provision (benefit) for income taxes	70	(339)
Income (loss) from discontinued operations	33	(301)

Net income (loss)	234	(11)

Retained earnings, beginning of period	52,201	47,987
Retained earnings, end of period	$52,435	$47,976

Earnings per share – continuing operations – basic and diluted	$0.03	$0.04
Earnings (loss) per share – discontinued operations – basic and diluted	$0.00	$(0.04)
Earnings per share, net - basic and diluted	$0.03	$0.00
Weighted average number of common shares outstanding	8,026	7,195

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Nine Months Ended January 31, 2015 and 2014

(Amounts in thousands, except per share amounts)

	2015	2014
REVENUES:
Fulfillment services	$34,544	$44,849
Staffing services	7,836	7,445
Real estate land sales	4,758	2,867
Other	596	542
	47,734	55,703
COSTS AND EXPENSES:
Real estate land sales	3,232	2,589
Operating expenses:
Fulfillment services	28,693	36,920
Staffing services	7,586	7,517
Real estate selling expenses	178	176
Other	1,006	1,623
General and administrative expenses:
Fulfillment services	3,224	3,904
Staffing services	112	84
Real estate operations and corporate	2,398	2,635
Impairment of assets	925	-
Interest expense	1,239	1,309
	48,593	56,757
Loss from continuing operations before income taxes	(859)	(1,054)

Benefit for income taxes	(327)	(471)
Loss from continuing operations	(532)	(583)

Discontinued operations (Note 2)
Income (loss) from discontinued operations before income taxes	11,500	(145)
Provision (benefit) for income taxes	4,216	(82)
Income (loss) from discontinued operations	7,284	(63)

Net income (loss)	6,752	(646)

Retained earnings, beginning of period	45,683	63,920
Effect of issuance of common stock from treasury shares	-	(15,298)
Retained earnings, end of period	$52,435	$47,976

Loss per share – continuing operations – basic and diluted	$(0.07)	$(0.08)
Earnings (loss) per share – discontinued operations – basic and diluted	$0.92	$(0.01)
Earnings (loss) per share, net – basic and diluted	$0.85	$(0.09)
Weighted average number of common shares outstanding	7,884	6,922

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Continuing Operations (Unaudited)

Nine Months Ended January 31, 2015 and 2014

(Amounts in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(532)	$(583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of assets	925	-
Depreciation and amortization	2,434	2,457
Non-cash credits and charges:
Allowance for doubtful accounts	14	292
Stock-based compensation	95	17
Loss on disposal of assets, net	-	29
Changes in assets and liabilities, net of effects of discontinued operations:
Receivables	2,413	(1,502)
Real estate inventory and investment assets	2,675	2,401
Intangible and other assets	789	221
Accounts payable and accrued expenses	(1,903)	96
Taxes receivable and payable	101	99
Deferred income taxes and other liabilities	4,329	(545)
Accrued pension costs	360	(2,503)
Total adjustments	12,232	1,062
Net cash provided by operating activities	11,700	479
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(731)	(267)
Net cash used in investing activities	(731)	(267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	7,144
Proceeds from debt financing	949	732
Principal debt payments	(1,941)	(1,311)
Net advances to discontinued operations	(2,328)	(1,525)
Net cash provided by (used in) financing activities	(3,320)	5,040
Increase in cash and cash equivalents	7,649	5,252
Cash and cash equivalents, beginning of period	7,511	2,490
Cash and cash equivalents, end of period	$15,160	$7,742

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,259	$1,301
Income taxes paid, net	$7	$26
Non-cash transactions:
Issuance of common stock in settlement	$4,274	$-

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended January 31, 2015 and 2014

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company, through its subsidiaries, is primarily engaged in three business segments: the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”), the Staffing Services business operated by Kable Staffing Resources LLC (“Staffing Services”) and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 2 for subsidiaries of the Company as of January 31, 2015 that are classified as held for sale and accounted for as discontinued operations.

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2015 and 2014 are to the fiscal years ending April 30, 2015 and 2014 and all references to the third quarter and first nine months of 2015 and 2014 mean the fiscal three and nine month periods ended January 31, 2015 and 2014.

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

(2)	DISCONTINUED OPERATIONS

On February 9, 2015, American Investment Republic Co. (“Seller”), a subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with DFI Holdings, LLC (“Distribution Buyer”) and KPS Holdco, LLC (“Products Buyer”, and together with Distribution Buyer, the “Buyers”), where each Buyer was controlled by Michael P. Duloc. The closing of the transactions contemplated by the Stock Purchase Agreement occurred on February 9, 2015 (the “Closing Date”). Pursuant to ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which the Company elected to adopt in 2015, the transaction meets the criteria of assets held for sale as of January 31, 2015 and, as such, is reported as discontinued operations in the accompanying financial statements.

Prior to the Closing Date, Mr. Duloc was the chief executive officer and president of the Company Group (defined below) and certain other subsidiaries of the Company and was a principal executive officer of the Company. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, effective on February 9, 2015, Mr. Duloc was removed as an officer of each direct and indirect subsidiary of the Company and ceased to be a principal executive officer of the Company. Mr. Duloc is the son-in-law of Nicholas G. Karabots, a significant shareholder of the Company. Mr. Duloc’s spouse, who is Mr. Karabots’ daughter, is an officer of one of Mr. Karabots’ companies to which the Company Group and Palm Coast provide services.

Pursuant to the Stock Purchase Agreement, Products Buyer acquired, through the purchase of all of the capital stock of Kable Product Services, Inc., the Company’s Product Packaging and Fulfillment Services business. Immediately following such acquisition, pursuant to the Stock Purchase Agreement, Distribution Buyer acquired, through the purchase of all of the capital stock of Kable Media Services, Inc. (“KMS”), the Company’s Newsstand Distribution Services business operated by KMS’s direct and indirect subsidiaries, namely Kable Distribution Services, Inc. (“Kable Distribution”), Kable News Company, Inc., Kable News International, Inc. and Kable Distribution Services of Canada, Ltd. (the entities acquired by Buyers are collectively referred to as the “Company Group”).

Consideration for Buyers acquiring the Company Group included Buyers paying Seller $2,000,000, which consisted of $400,000 of cash paid by Buyers on the Closing Date and $1,600,000 paid by execution by Buyers of a secured promissory note, dated as of the Closing Date (the “Buyer Promissory Note”).

As a result of the transaction, other than (i) the elimination of substantially all of the intercompany amounts of the Company Group due to or from the Company and its direct and indirect subsidiaries (not including the Company Group) through offset and capital contribution and (ii) certain other limited items identified in the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement, the Company Group retained all of its pre-closing assets, liabilities, rights and obligations. At January 31, 2015, the Company Group had assets of $11,482,000 and liabilities of $20,377,000, which included $13,158,000 of negative working capital with respect to Kable Distribution. The negative working capital of Kable Distribution represented its net payment obligation due to publisher clients and other third parties. The Company expects to recognize a pretax gain of between $9,000,000 to $10,000,000 on its financial statements as a result of the transaction in the fourth quarter of fiscal year 2015.

The following agreements, each dated as of the Closing Date, were entered into in connection with the Stock Purchase Agreement:

•	Buyer Promissory Note. Buyers entered into the Buyer Promissory Note, which requires Buyers to pay Seller $1,600,000 in 24 equal monthly instalments, commencing on February 1, 2016, with interest due and payable monthly commencing on March 1, 2015. Interest accrues at a rate per annum determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. The Buyer Promissory Note contains customary events of default and representations, warranties and covenants provided by Buyers to Seller, and is secured by a pledge of substantially all of the personal property of Buyers and the Company Group, pari passu with other secured obligations owed by Buyers and the Company Group to Seller under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Transition Services Agreement. Seller and Buyers entered into a transition services agreement pursuant to which certain transition services will be provided for a limited time by Buyers to Seller and its affiliates and by Seller to the Company Group.

•	Releases. (a) Seller entered into a release agreement in favor of the Company Group and its affiliates and (b) the Company Group, Buyers and Mr. Duloc entered into release agreements in favor of Seller and its affiliates. Subject to certain limited exceptions, each of the release agreements releases all claims that the releasing party may have against the parties being released.

•	Line of Credit. Seller provided the Company Group with a secured revolving line of credit pursuant to a line of credit promissory note (the “Line of Credit”). The Line of Credit permits the Company Group to borrow from Seller up to a maximum principal amount of $2,000,000 from the Closing Date until May 11, 2015, $1,500,000 from May 12, 2015 until August 5, 2016 and $1,000,000 from August 6, 2016 until February 9, 2017, with interest due and payable monthly commencing on March 1, 2015.

The principal amount permitted to be borrowed under the Line of Credit is subject to the following borrowing base: (a) from the Closing Date until May 11, 2015, (i) 50% of eligible accounts receivable of the Company Group and (ii) 45% of eligible unbilled receivables of Kable Distribution and from May 12, 2015 until February 9, 2017, (i) 50% of eligible accounts receivable of the Company Group and (ii) 30% of eligible unbilled receivables of Kable Distribution.

Amounts outstanding under the Line of Credit accrue interest at a rate per annum as determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. Amounts available but not advanced under the Line of Credit accrue “unused” fees at a rate of 1.0% per annum, payable on the first day of each month. The Line of Credit contains customary events of default and representations, warranties and covenants provided by the Company Group to Seller, and is secured by a pledge of substantially all of the personal property of Buyers and the Company Group, pari passu with other secured obligations owed by Buyers and the Company Group to Seller under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Guaranty of Company Group. Buyers, the Company Group and Seller entered into a guaranty agreement pursuant to which Buyers and the Company Group guaranteed the full and prompt payment and performance of all agreements, covenants and obligations of Buyers or any member of the Company Group, including under the Stock Purchase Agreement, the Line of Credit, the Buyer Promissory Note and the other agreements entered into in connection with the Stock Purchase Agreement.

•	Security Agreement. Buyers, the Company Group and Seller entered into a security agreement pursuant to which Buyers and the Company Group pledged and granted a security interest in substantially all of their personal property to Seller in order to secure the obligations of each Buyer and each member of the Company Group, including under the Stock Purchase Agreement, the Line of Credit, the Buyer Promissory Note and the other agreements entered into in connection with the Stock Purchase Agreement.

The Company and its remaining direct and indirect subsidiaries retained their obligations under the Company’s defined benefit retirement plan, without any funding acceleration or other changes in any of the obligations thereunder as a result of the sale of the Company Group. In addition, a subsidiary of the Company retained its ownership of a warehouse used by Kable Product Services, Inc. in its operations, which remains subject to a market rate lease with Kable Product Services, Inc. with a term that expires in November 2018 and remains subject to a mortgage note payable to a third party lender with a maturity date of February 2018 and an outstanding principal balance of $4,118,000.

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations noted above to the assets and liabilities classified as held for sale in the accompanying balance sheets (in thousands):

	January 31, 2015	April 30, 2014
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$6,607	$5,418
Receivables, net	1,775	31,088
Property, plant and equipment, net	655	821
Intangible and other assets, net	2,445	2,605
Total assets classified as held for sale in the accompanying balance sheets	$11,482	$39,932

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable, net and accrued expenses	$19,056	$61,654
Notes payable	1,321	1,059
Total liabilities classified as held for sale in the accompanying balance sheets	$20,377	$62,713

The following table provides a reconciliation of the carrying amounts of components of pretax income or loss of the discontinued operations to the amounts reported in the accompanying statements of operations (in thousands):

For the three months ended:	January 31, 2015	January 31, 2014
Components of pretax income (loss) from discontinued operations:
Revenues	$2,471	$3,800
Operating expenses	(1,981)	(3,855)
General and administrative expenses	(386)	(563)
Interest expense	(1)	(22)
Income (loss) from discontinued operations before income taxes	103	(640)
Provision (benefit) for income taxes	70	(339)
Net income (loss) from discontinued operations	$33	$(301)

For the nine months ended:	January 31, 2015	January 31, 2014
Components of pretax income (loss) from discontinued operations:
Revenues	$8,505	$12,053
Operating expenses	(6,677)	(10,608)
General and administrative expenses	(1,456)	(1,517)
Interest expense	(27)	(73)
Gain from settlement (Note 12)	11,155	-
Income (loss) from discontinued operations before income taxes	11,500	(145)
Provision (benefit) for income taxes	4,216	(82)
Net income (loss) from discontinued operations	$7,284	$(63)

The following table provides the total operating and investing cash flows of the discontinued operations for the periods in which the results of operations of the discontinued operations are presented in the accompanying statements of operations (in thousands):

For the nine months ended:	January 31, 2015	January 31, 2014
Cash Flows from Discontinued Operating Activities:
Net income (loss)	$7,284	$(63)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on settlement	(11,155)	-
Depreciation and amortization	300	319
Non-cash credits and charges:
Allowance for doubtful accounts	(1,483)	196
Changes in assets and liabilities:
Receivables	8,170	12,245
Intangible and other assets	51	(591)
Accounts payable and accrued expenses	(4,543)	(11,834)
Other liabilities	-	(134)
Total adjustments	(8,660)	201
Net cash provided by (used in) operating activities	$(1,376)	$138

Cash Flows from Investing Activities:
Capital expenditures - property, plant and equipment	$(25)	$(101)
Proceeds from disposition of assets	-	222
Net cash provided by (used in) investing activities	$(25)	$121

(3)	RECEIVABLES

Receivables, net consist of the following (in thousands):

	January 31, 2015	April 30, 2014

Fulfillment Services	$8,428	$11,406
Staffing Services	1,970	1,465
Real estate operations and corporate	38	-
	10,436	12,871
Less allowance for doubtful accounts	(454)	(462)
	$9,982	$12,409

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	January 31,	April 30,
	2015	2014

Land, buildings and improvements	$19,820	$20,191
Furniture and equipment	19,558	19,368
	39,378	39,559
Less accumulated depreciation	(23,585)	(22,337)
	$15,793	$17,222

The Company recorded an impairment charge of $925,000 related to certain assets of the Fulfillment Services business during the quarter ended July 31, 2014. Refer to Note 13 for further detail.

(5)	INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	January 31, 2015		April 30, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer contracts and relationships	$16,986	$10,404	$16,986	$9,342
Prepaid expenses	2,402	-	3,054	-
Deferred order entry costs	1,003	-	1,168	-
Other	818	18	824	12
	$21,209	$10,422	$22,032	$9,354

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period. Customer contracts and relationships are amortized on a straight line basis over twelve years.

(6)	ACCOUNTS PAYABLE, NET AND ACCRUED EXPENSES

Accounts payable, net and accrued expenses consist of the following (in thousands):

	January 31,	April 30,
	2015	2014

Fulfillment Services	$9,700	$10,694
Staffing Services	412	542
Real estate operations and corporate	967	1,746
	$11,079	$12,982

The January 31, 2015 accounts payable, net and accrued expenses total includes customer postage deposits of $5,843,000, accrued expenses of $1,518,000, trade payables of $1,333,000 and other of $2,385,000. The April 30, 2014 accounts payable, net and accrued expenses total includes customer postage deposits of $5,669,000, accrued expenses of $1,457,000, trade payables of $1,624,000 and other of $4,232,000.

(7)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	January 31, 2015	April 30, 2014
Credit facilities:
PNC Credit Facility	$-	$-
Real estate operations	14,237	15,141
Other notes payable	4,316	4,404
	$18,553	$19,545

PNC Credit Facility

Palm Coast Data Holdco, Inc., Palm Coast, FulCircle and Staffing Services (collectively, the “PNC Borrowers”), each an indirect subsidiary of the Company, are parties to a revolving credit and security agreement with PNC Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility provides the PNC Borrowers with a revolving credit loan and letter of credit facility that matures on May 12, 2015. The PNC Borrowers’ obligations under the PNC Credit Facility are secured by substantially all of their assets other than real property. On February 9, 2015, the PNC Borrowers entered into the fifth amendment (the “Fifth Amendment”) to the PNC Credit Facility. The Fifth Amendment provided PNC’s consent to the Stock Purchase Agreement (and the related agreements and transactions) (refer to Note 2 above), removed each member of the Company Group that was a party to the PNC Credit Facility as a borrower under the PNC Credit Facility, released the collateral of such member that was pledged as security for the obligations under the PNC Credit Facility and reduced the maximum loan amount available under the PNC Credit Facility from $15,000,000 to $7,500,000. No other material terms of the PNC Credit Facility changed in connection with the Fifth Amendment.

At January 31, 2015, the borrowing availability of all of the borrowers under the PNC Credit Facility (including the Company Group) was $7,349,000. At January 31, 2015, there was $1,321,000 outstanding against this availability as the result of borrowings by the Company Group, which amount is included in the Company’s discontinued operations in liabilities held for sale in the accompanying financial statements. At January 31, 2015, the borrowing availability of the borrowers under the PNC Credit Facility other than the Company Group was $3,781,000. The highest amount borrowed under the PNC Credit Facility during the first nine months of 2015 was $6,569,000 and the interest rate at January 31, 2015 was 3.17%.

Real Estate Loan

AMREP Southwest has a loan with a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $14,237,000 at January 31, 2015, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho, New Mexico and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $66,234,000 as of January 31, 2015. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 8.

Other Notes Payable

Other notes payable consist of a mortgage note payable with an outstanding principal balance of $4,119,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $197,000 of an asset financing loan with a maturity date of December 2015 and an interest rate of 9.0%. The amount of Other notes payable due within one year totals $323,000.

(8)	DEFERRED REVENUE

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

Lessee has agreed to pay ASW a royalty on oil and gas produced from the Leased Premises of 1/7th of the gross proceeds received by Lessee from the sale of such oil and gas to an unaffiliated third party of Lessee or 1/7th of the market value of the oil and gas if sold to an affiliate of Lessee. ASW’s royalty will be charged with 1/7th of any expenses to place the oil and gas, if any, in marketable condition after it is brought to the surface. Amounts payable under the Lease will not be reduced by any payments made to other holders of mineral rights or other production royalty payment interests in the Leased Premises, other than payments pursuant to rights granted by ASW in deeds transferring portions of the Leased Premises to third parties, primarily in the 1960s and 1970s. ASW and Lessee may assign, in whole or in part, their interests in the Lease. The oil and gas from ASW’s mineral rights will not be pooled or unitized with any other oil and gas except as required by law. Lessee has assumed all risks and liabilities in connection with Lessee’s activities under the Lease and agreed to indemnify ASW with respect thereto. No royalties were received by ASW during the third quarter and first nine months of 2015.

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

Revenue from this transaction is being recorded over the lease term and approximately $57,000 and $95,000 were recognized during the third quarter and first nine months of 2015, which is included in Other revenues in the accompanying financial statements. At January 31, 2015, there remained $815,000 of deferred revenue.

El Dorado Utilities, Inc. (“El Dorado”), a subsidiary of the Company, has a lease agreement for a warehouse facility owned by El Dorado in Fairfield, Ohio, with Kable Product Services, Inc., a member of the Company Group sold February 9, 2015 (refer to Note 2). At the inception of the lease in November 2008, El Dorado recorded deferred revenue and Kable Product Services, Inc. recorded an Other asset amount, which amounts were being amortized over the lease term and, prior to January 31, 2015, were eliminated in consolidation. As a result of the sale of the Company Group, the deferred rent revenue is no longer eliminated in consolidation and is included in Other liabilities in the accompanying balance sheet. The amount of El Dorado’s deferred rent revenue totaled $1,070,000 and $1,157,000 at January 31, 2015 and April 30, 2014.

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

At January 31, 2015 and April 30, 2014, the estimated fair values of the Company’s long-term, fixed-rate notes payable were $16,711,000 and $17,739,000 compared with carrying amounts of $18,553,000 and $19,545,000.

(10)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the third quarter and first nine months of 2015, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

As disclosed in Note 2, in connection with the sale of certain of the Companies subsidiaries on February 9, 2015, the Company and its remaining direct and indirect subsidiaries retained their obligations under the Company’s defined benefit retirement plan, without any funding acceleration or other changes in any of the obligations thereunder as a result of the sale transaction.

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

No shares vested or were issued during the third quarter of 2015. During the first nine months of 2015, 6,000 shares of common stock issued under the Equity Plan vested leaving 30,000 shares issued under the Equity Plan that have not vested. For the third quarter and first nine months of 2015, the Company recognized $29,000 and $95,000 of compensation expense related to all shares of common stock issued under the Equity Plan. As of January 31, 2015, there was $108,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan, which is expected to be recognized over the remaining vesting term not to exceed three years.

(11)	SHAREHOLDERS’ EQUITY

During the quarter ended July 31, 2014, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into the Settlement Agreement with a significant customer resulting in the issuance by the Company to that customer of 825,000 shares of its common stock. See further detail regarding the Settlement Agreement in Note 12. As a result of the issuance of these shares, the Company increased its common stock account by $83,000 and its contributed capital account by $4,191,000.

(12)	GAIN FROM SETTLEMENT

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

Pursuant to the Settlement Agreement, Kable Distribution agreed to eliminate the commission paid by Bauer to Kable Distribution for distribution services through expiration of the contract period at June 30, 2014 and to amend the payment procedures with respect to amounts received by Kable Distribution from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers; Palm Coast agreed to reduce certain fees charged to Bauer for fulfillment services, with Bauer agreeing to extend the term of its fulfillment agreement to at least December 31, 2018; and the Company agreed to issue to Bauer 825,000 shares of common stock of the Company, with a fair market value of $4,274,000 and which represented approximately 10.3% of the outstanding shares of common stock of the Company following such issuance, with Bauer agreeing to not sell or transfer such shares for a period of six months. In return for such consideration, Bauer released all claims it may have had against each of Kable Distribution, Palm Coast, the Company and its related persons, other than the obligations of Kable Distribution, Palm Coast and the Company under the Settlement Agreement, the future obligations of Kable Distribution under its distribution agreement as amended by the Settlement Agreement and the future obligations of Palm Coast under its fulfillment agreement as amended by the Settlement Agreement. In particular, the Settlement Agreement transferred to Bauer all amounts and accounts receivable owing from wholesalers to Kable Distribution relating to the domestic sale by Kable Distribution of Bauer magazines ($22,626,000) and released Kable Distribution from having to pay the accounts payable owed to Bauer relating to the domestic sale by Kable Distribution of Bauer magazines other than to the extent amounts had been received by Kable Distribution or Bauer on or after May 14, 2014 from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers ($38,214,000). After considering the value of the various components of the Settlement Agreement, Kable Distribution recorded a pretax gain of $11,155,000 during the first quarter of 2015, which is included in income (loss) from discontinued operations.

As discussed in Note 2, the results of operations of Kable Distribution are included in discontinued operations in the accompanying financial statements.

(13)	IMPAIRMENT OF ASSETS

During the quarter ended July 31, 2014, the Company’s Fulfillment Services business recognized a $925,000 impairment charge relating to the discontinuance of the development of certain software. The impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

(14)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated (other than with respect to discontinued operations) for the three and nine month periods ended January 31, 2015 and 2014 (in thousands).

	Fulfillment Services	Staffing Services	Real Estate Operations	Corporate and Other	Consolidated
Three months ended January 31, 2015 (a):
Revenues	$10,832	$3,174	$1,996	$82	$16,084

Net income (loss) from continuing operations	(244)	34	(42)	453	201
Provision (benefit) for income taxes	(148)	11	(34)	232	61
Interest expense (income), net	179	2	687	(458)	410
Depreciation and amortization	733	-	23	36	792
EBITDA (b)	$520	$47	$634	$263	$1,464

Capital expenditures	$176	$-	$-	$-	$176

Three months ended January 31, 2014 (a):
Revenues	$15,843	$2,749	$1,576	$84	$20,252

Net income (loss) from continuing operations	907	(88)	(942)	413	290
Provision (benefit) for income taxes	483	(46)	(554)	220	103
Interest expense (income), net	184	-	700	(450)	434
Depreciation and amortization	778	-	20	36	834
EBITDA (b)	$2,352	$(134)	$(776)	$219	$1,661

Capital expenditures	$116	$-	$-	$-	$116

Nine months ended January 31, 2015 (a):
Revenues	$34,544	$7,836	$5,105	$249	$47,734

Net income (loss) from continuing operations	(545)	74	(1,339)	1,278	(532)
Provision (benefit) for income taxes	(140)	50	(900)	663	(327)
Interest expense (income), net	531	6	2,075	(1,373)	1,239
Depreciation and amortization	2,258	-	67	109	2,434
Impairment of assets	925	-	-	-	925
EBITDA (b)	$3,029	$130	$(97)	$677	$3,739

Total assets excluding assets held for sale	$42,874	$2,105	$85,432	$11,268	$141,679
Total liabilities excluding liabilities held for sale	$21,495	$841	$40,207	$(20,169)	$42,374
Capital expenditures	$731	$-	$-	$-	$731

Nine months ended January 31, 2014 (a):
Revenues	$44,849	$7,445	$3,156	$253	$55,703

Net income (loss) from continuing operations	1,162	(109)	(2,836)	1,200	(583)
Provision (benefit) for income taxes	454	(55)	(1,491)	621	(471)
Interest expense (income), net	556	-	2,061	(1,308)	1,309
Depreciation and amortization	2,287	-	61	109	2,457
EBITDA (b)	$4,459	$(164)	$(2,205)	$622	$2,712

Total assets excluding assets held for sale	$60,039	$1,801	$88,352	$(4,019)	$146,173
Total liabilities excluding liabilities held for sale	$37,276	$593	$43,868	$(37,646)	$44,091
Capital expenditures	$267	$-	$-	$-	$267

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company, through its subsidiaries, is primarily engaged in three business segments: the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”), the Staffing Services business operated by Kable Staffing Resources LLC (“Staffing Services”) and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

Prior to February 9, 2015, the Company was also engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business, operated by Kable Media Services, Inc., Kable Distribution Services, Inc. (“Kable Distribution”), Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. (collectively, the “Company Group”). On February 9, 2015, the Company Group was sold (refer to Note 2 in the footnotes to the financial statements included in this Form 10-Q for more detail). As of January 31, 2015, these subsidiaries were classified as held for sale and accounted for as discontinued operations in the financial statements included in this Form 10-Q.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2014, which was filed with the Securities and Exchange Commission on July 29, 2014 (the “2014 Form 10-K”). Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2015 and 2014 are to the fiscal years ending April 30, 2015 and 2014 and all references to the third quarter and first nine months of 2015 and 2014 mean the fiscal three and nine month periods ended January 31, 2015 and 2014.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2014 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2014 Form 10-K. The Company did not adopt any accounting policy in the third quarter of 2015 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 2015, the Company’s continuing operations recorded net income of $201,000, or $0.03 per share, compared to net income of $290,000 or $0.04 per share, for the third quarter of 2014. For the first nine months of 2015, the Company’s continuing operations had a net loss of $532,000, or $0.07 per share, compared to a net loss of $583,000, or $0.08 per share, for the same period of 2014. The results for the first nine months of 2015 included a non-cash impairment charge of $925,000 ($583,000 after tax, or $0.07 per share), reflecting the discontinuance of the development of certain software in the Company’s Fulfillment Services business. Revenues from continuing operations were $16,084,000 and $47,734,000 for the third quarter and first nine months of 2015 compared to $20,252,000 and $55,703,000 for the same periods in the prior year.

Revenues from the Company’s Fulfillment Services operations decreased from $15,843,000 and $44,849,000 for the third quarter and first nine months of 2014 to $10,832,000 and $34,544,000 for the same periods in 2015. Magazine publishers are the principal customers of these operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues, increases in paper costs, printing costs and postal rates and weakness in the U.S. economy. The result has been reduced magazine subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and their competitors when contracts are up for bid or renewal. Revenues from Fulfillment Services operations are expected to decline further in the first and second quarters of fiscal 2016 due to client losses that are already known. Operating expenses for Fulfillment Services decreased from $12,391,000 and $36,920,000 for the third quarter and first nine months of 2014 to $9,420,000 and $28,693,000 for the same periods in 2015, primarily attributable to lower payroll and benefits, as well as lower supplies expense, consulting costs, and facilities and equipment expenses.

Revenues from the Company’s Staffing Services operations increased from $2,749,000 and $7,445,000 for the third quarter and first nine months of 2014 to $3,174,000 and $7,836,000 for the same periods in 2015, due to increased business with both existing and new clients. Operating expenses for Staffing Services increased from $ 2,846,000 and $7,517,000 for the third quarter and first nine months of 2014 to $3,087,000 and $7,586,000 for the same periods in 2015 as a result of the increased business.

Revenues from the Company’s Real Estate land sales were $1,861,000 and $4,758,000 for the third quarter and first nine months of 2015 compared to $1,443,000 and $2,867,000 for the same periods of 2014. For the third quarter and first nine months of 2015 and 2014, the Company’s land sales in New Mexico were as follows:

	Ended January 31, 2015			Ended January 31, 2014
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	2.3	$861	$374	4.4	$1,443	$328
Commercial	-	-	-	-	-	-
Total Developed	2.3	861	374	4.4	1,443	328
Undeveloped	170.0	1,000	6	-	-	-
Total	172.3	$1,861	$11	4.4	$1,443	$328
Nine months:
Developed
Residential	10.5	$3,535	$337	9.0	$2,763	$307
Commercial	.8	212	265	-	-	-
Total Developed	11.3	3,747	332	9.0	2,763	307
Undeveloped	171.3	1,011	6	5.8	104	18
Total	182.6	$4,758	$26	14.8	$2,867	$194

The average gross profit percentage on land sales was 55.8% and 32.1% for the third quarter and first nine months of 2015 compared to 3.0% and 9.7% for the same periods of 2014. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Other revenues consist primarily of revenues from the rental of a warehouse in Fairfield, Ohio. Other revenues were $217,000 for the third quarter of 2015 and 2014. Other revenues increased from $542,000 for the first nine months of 2014 to $596,000 for the same period of 2015, primarily as a result of AMREP Southwest and one its subsidiaries entering into an oil and gas lease during the second quarter of 2015. For further detail regarding the oil and gas lease, refer to Note 8 in the footnotes to the financial statements included in this Form 10-Q.

Other operating expenses decreased from $552,000 and $1,623,000 for the third quarter and first nine months of 2014 to $238,000 and $1,006,000 for the same periods of 2015, primarily due to reduced real estate taxes and land maintenance costs at AMREP Southwest.

General and administrative expenses of Fulfillment Services operations declined to $1,005,000 and $3,224,000 for the third quarter and first nine months of 2015, compared to $1,260,000 and $3,904,000 for the same periods of 2014, primarily due to lower payroll and benefit costs. Real estate operations and corporate general and administrative expenses decreased $134,000 and $237,000 in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to reduced legal costs.

Interest expense for continuing operations was $410,000 and $1,239,000 for the third quarter and first nine months of 2015, compared to $434,000 and $1,309,000 for the same periods of 2014, primarily due to a declining principal loan balance at AMREP Southwest.

The Company’s effective tax rate for continuing operations was 23.3% and 38.1% for the third quarter and first nine months of 2015 compared to 26.2% and 44.7% for the same periods of 2014. The Company expects to utilize federal net operating loss carryforwards of approximately $14,400,000 as of April 30, 2014 to offset current taxable income. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both January 31, 2015 and April 30, 2014 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and a revolving credit facility between certain subsidiaries and a bank (the “PNC Credit Facility”). Prior to the sale described below under Discontinued Operations, a third primary source of funding for the Company’s working capital requirements was provided by working capital made available to the Company by the terms of customer contracts. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

Discontinued Operations

As described in Note 2 in the footnotes to the financial statements included in this Form 10-Q, the Company’s Product Packaging and Fulfillment Services business and the Company’s Newsstand Distribution Services business were sold on February 9, 2015. As of January 31, 2015, these businesses were classified as held for sale and accounted for as discontinued operations in the financial statements included in this Form 10-Q. In connection with the sale, the Product Packaging and Fulfillment Services business and the Newsstand Distribution Services business retained substantially all of their pre-closing assets, liabilities, rights and obligations. At January 31, 2015, the Company Group had assets of $11,482,000 and liabilities of $20,377,000, which included $13,158,000 of negative working capital with respect to Kable Distribution further described below. The Company expects to recognize a pretax gain of between $9,000,000 to $10,000,000 on its financial statements as a result of the transaction in the fourth quarter of fiscal year 2015.

The Company’s Newsstand Distribution Services business, which was operated by Kable Distribution, had negative working capital included in assets and liabilities held for sale of approximately $13,158,000 at January 31, 2015, which included outstanding borrowings by Kable Distribution of $1,321,000 under the PNC Credit Facility. The negative working capital of Kable Distribution represented its net payment obligation due to publisher clients and other third parties, which amount will vary from period to period based on the level of magazine distribution. The negative working capital of Kable Distribution is calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) and accrued expenses owed by Kable Distribution to publisher clients and other third parties plus outstanding bank borrowings of Kable Distribution under the PNC Credit Facility.

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution Services and Palm Coast, entered into a settlement agreement (the “Settlement Agreement”) with a significant customer, Heinrich Bauer (USA) LLC (“Bauer”). Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributed certain magazines of Bauer in return for a commission. Palm Coast and Bauer were parties to an ordinary course of business contract pursuant to which Palm Coast provided certain fulfillment services to Bauer in return for service fees. During the first quarter of 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provided Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014.

Pursuant to the Settlement Agreement, Kable Distribution agreed to eliminate the commission paid by Bauer to Kable Distribution for distribution services through expiration of the contract period at June 30, 2014 and to amend the payment procedures with respect to amounts received by Kable Distribution from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers; Palm Coast agreed to reduce certain fees charged to Bauer for fulfillment services, with Bauer agreeing to extend the term of its fulfillment agreement to at least December 31, 2018; and the Company agreed to issue to Bauer 825,000 shares of common stock of the Company, which represented approximately 10.3% of the outstanding shares of common stock of the Company following such issuance, with Bauer agreeing to not sell or transfer such shares for a period of six months. In return for such consideration, Bauer released all claims it may have had against each of Kable Distribution, Palm Coast, the Company and its related persons, other than the obligations of Kable Distribution, Palm Coast and the Company under the Settlement Agreement, the future obligations of Kable Distribution under its distribution agreement as amended by the Settlement Agreement and the future obligations of Palm Coast under its fulfillment agreement as amended by the Settlement Agreement. In particular, the Settlement Agreement transferred to Bauer all amounts and accounts receivable owing from wholesalers to Kable Distribution relating to the domestic sale by Kable Distribution of Bauer magazines ($22,626,000) and released Kable Distribution from having to pay the accounts payable owed to Bauer relating to the domestic sale by Kable Distribution of Bauer magazines other than to the extent amounts had been received by Kable Distribution or Bauer on or after May 14, 2014 from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers ($38,214,000). After considering the value of the various components of the Settlement Agreement, Kable Distribution recorded a pretax gain of $11,155,000 during the first quarter of 2015.

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

Operating Activities

Receivables, net decreased from $12,409,000 at April 30, 2014 to $9,982,000 at January 31, 2015 due to the timing of the collection of receivables and lower business volumes for the Fulfillment Services operations. Accounts payable, net and accrued expenses decreased from $12,982,000 at April 30, 2014 to $11,079,000 at January 31, 2015, primarily due to lower business volumes and the timing of payment to vendors.

Real estate inventory decreased from $71,289,000 at April 30, 2014 to $68,687,000 at January 31, 2015 as a result of land sales by AMREP Southwest. Property, plant and equipment decreased from $17,222,000 at April 30, 2014 to $15,793,000 at January 31, 2015, primarily due to a $925,000 impairment adjustment in the first quarter of 2015 and normal depreciation of fixed assets.

Other liabilities and deferred revenue increased from $4,215,000 at April 30, 2014 to $4,944,000 at January 31, 2015 as a result of deferred revenue related to the oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the second quarter of 2015.

Investing Activities

Capital expenditures for continuing operations totaled $731,000 for the first nine months of 2015 and $267,000 for the same period of 2014, primarily for the Fulfillment Services business.

Financing Activities

Palm Coast Data Holdco, Inc., Palm Coast, FulCircle and Staffing Services (collectively, the “PNC Borrowers”), each an indirect subsidiary of the Company, are parties to a revolving credit and security agreement with PNC Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility provides the PNC Borrowers with a revolving credit loan and letter of credit facility that matures on May 12, 2015. The PNC Borrowers’ obligations under the PNC Credit Facility are secured by substantially all of their assets other than real property. On February 9, 2015, the PNC Borrowers entered into the fifth amendment (the “Fifth Amendment”) to the PNC Credit Facility. The Fifth Amendment provided PNC’s consent to the Stock Purchase Agreement (and the related agreements and transactions) (refer to Note 2 in the footnotes to the financial statements included in this Form 10-Q), removed each member of the Company Group that was a party to the PNC Credit Facility as a borrower under the PNC Credit Facility, released the collateral of such member that was pledged as security for the obligations under the PNC Credit Facility and reduced the maximum loan amount available under the PNC Credit Facility from $15,000,000 to $7,500,000. No other material terms of the PNC Credit Facility changed in connection with the Fifth Amendment.

At January 31, 2015, the borrowing availability of all of the borrowers under the PNC Credit Facility (including the Company Group) was $7,349,000. At January 31, 2015, there was $1,321,000 outstanding against this availability as the result of borrowings by the Company Group, which amount is included in the Company’s discontinued operations in liabilities held for sale in the accompanying financial statements. At January 31, 2015, the borrowing availability of the borrowers under the PNC Credit Facility other than the Company Group was $3,781,000. The highest amount borrowed under the PNC Credit Facility during the first nine months of 2015 was $6,569,000 and the interest rate at January 31, 2015 was 3.17%.

AMREP Southwest has a loan with a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $14,237,000 at January 31, 2015, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $66,234,000 as of January 31, 2015. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the second quarter of 2015.

At January 31, 2015, the borrowers under both the PNC Credit Facility and the AMREP Southwest loan were in compliance with the covenants of each facility.

Other notes payable consist of a mortgage note payable with an outstanding principal balance of $4,119,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%, and $197,000 of an asset financing loan with a maturity date of December 2015 and an interest rate of 9.0%. The amount of Other notes payable due within one year totals $323,000.

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

The forward looking statements contained in this report include, but are not limited to, statements regarding (i) the expected gain as a result of the sale of the Company Group and (ii) the expected decline in revenues from Fulfillment Services operations in the first and second quarters of fiscal 2016. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other person whose certifications accompany this quarterly report, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other person have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its chief financial officer and such other person, as appropriate to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to the Anderson News, L.L.C., et al. v. American Media, Inc., et al. lawsuit, which is described in Item 3 of Part I of AMREP Corporation’s Form 10-K for the year ended April 30, 2014, which was filed with the Securities and Exchange Commission on July 29, 2014. As described in Note 2 in the footnotes to the financial statements included in this Form 10-Q, AMREP Corporation sold all of its Product Packaging and Fulfillment Services business and its Newsstand Distribution Services business on February 9, 2015. In connection with the sale, the Product Packaging and Fulfillment Services business and the Newsstand Distribution Services business retained substantially all of their pre-closing assets, liabilities, rights and obligations, including any and all past, current and future liability with respect to this lawsuit.

Item 6.    Exhibits

Exhibit Number	Description

10.1	Stock Purchase Agreement, dated as of February 9, 2015, between DFI Holdings, LLC, KPS Holdco, LLC and American Investment Republic Co. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.2	Promissory Note, dated as of February 9, 2015, made by DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.3	Transition Services Agreement, dated as of February 9, 2015, between DFI Holdings, LLC, KPS Holdco, LLC and American Investment Republic Co. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.4	Release Agreement, dated as of February 9, 2015, by American Investment Republic Co. in favor of Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.5	Release Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.6	Release Agreement, dated as of February 9, 2015, by DFI Holdings, LLC, KPS Holdco, LLC and Michael P. Duloc in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.7	Line of Credit Promissory Note, dated as of February 9, 2015, made by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.8	Guaranty Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.9	Security Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.10	Fourth Amendment, dated June 11, 2014, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 11, 2014)

10.11	Fifth Amendment, dated as of February 9, 2015, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2015	AMREP CORPORATION
(Registrant)

	By:	/s/ Peter M. Pizza
Peter M. Pizza
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock Purchase Agreement, dated as of February 9, 2015, between DFI Holdings, LLC, KPS Holdco, LLC and American Investment Republic Co. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.2	Promissory Note, dated as of February 9, 2015, made by DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.3	Transition Services Agreement, dated as of February 9, 2015, between DFI Holdings, LLC, KPS Holdco, LLC and American Investment Republic Co. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.4	Release Agreement, dated as of February 9, 2015, by American Investment Republic Co. in favor of Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.5	Release Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.6	Release Agreement, dated as of February 9, 2015, by DFI Holdings, LLC, KPS Holdco, LLC and Michael P. Duloc in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.7	Line of Credit Promissory Note, dated as of February 9, 2015, made by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.8	Guaranty Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.9	Security Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.10	Fourth Amendment, dated June 11, 2014, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 11, 2014)

10.11	Fifth Amendment, dated as of February 9, 2015, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

