Form 10-K
period 2015-04-30
AMREP CORP.
filed 2015-07-29
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2015

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

As of October 31, 2014, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $19,730,262. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 24, 2015, there were 8,059,454 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.              Business

GENERAL

The Company3 was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”). Information concerning industry segments is set forth in Note 20 in the footnotes to the consolidated financial statements included in this annual report on Form 10-K.

As of July 1, 2015, the Company employed approximately 570 full time employees. The Company’s foreign sales and activities are not significant. Many of the amounts and percentages presented in this Part I have been rounded for convenience of presentation. All references in this Part I to 2015 and 2014 mean the Company’s fiscal years ended April 30, 2015 and 2014, unless otherwise qualified.

REAL ESTATE OPERATIONS

The Company conducts its real estate business through AMREP Southwest and its subsidiaries, with these activities occurring primarily in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico. References below to Rio Rancho include the City and such adjoining areas. The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 94,000 whose median age is approximately 36 years. The city’s population grew by approximately 80% from calendar year 2000 through 2014. As of March 2015, the City of Rio Rancho’s unemployment rate was 5.8%.

Properties – New Mexico

Rio Rancho consists of approximately 91,000 acres in Sandoval County near Albuquerque, of which approximately 74,100 acres have been platted into approximately 114,680 residential and commercial lots, approximately 16,500 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land. As of July 1, 2015, AMREP Southwest and its subsidiaries owned approximately 17,500 acres in Rio Rancho. AMREP Southwest and its subsidiaries sell both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others.

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

The following land holdings in New Mexico are where AMREP Southwest is focusing its residential land development:

•	Lomas Encantadas. Lomas Encantadas is an approximately 430 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2015, Lomas Encantadas was planned to have 1,392 total residential lots, of which 365 residential lots were previously sold by AMREP Southwest.

3 As used herein, “Company” includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

•	Hawk Site. Hawk Site is an approximately 460 acre master-planned subdivision located in the northern section of Unit 25 in the City of Rio Rancho. As of July 1, 2015, Hawk Site was planned to have 1,252 total residential lots, of which 141 residential lots were previously sold by AMREP Southwest.

•	Enchanted Hills/Commerce Center. Enchanted Hills/Commerce Center is an approximately 1,320 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2015, AMREP Southwest has developed and sold 2,767 out of 2,881 total plan residential lots and approximately 350 apartment units in Enchanted Hills/Commerce Center, and 114 of these planned residential lots remain owned by AMREP Southwest.

•	Paseo Gateway. Paseo Gateway is an approximately 277 acre master-planned subdivision located in the southern section of Unit 20 in the City of Rio Rancho. As of July 1, 2015, development work has not commenced at Paseo Gateway.

The following table presents information on the developed, under development and undeveloped residential and commercial/industrial land holdings in New Mexico of AMREP Southwest and its subsidiaries as of July 1, 2015:

	Developed[4]		Under Development[5]
	Residential	Commercial / Industrial	Residential		Commercial / Industrial	Undeveloped[6]
	Lots	Acres	Acres	Planned Residential Lots	Acres	Acres
Lomas Encantadas	109	2	318	918	4	-
Hawk Site	125	21	195	986	131	-
Enchanted Hills/Commerce Center	-	52	27	114	-	-
Paseo Gateway	-	-	-	-	-	277
Other Property – with at least 90% contiguous ownership	-	7	1	8	-	3,340
Other Property – with at least 50% but less than 90% contiguous ownership	-	-	-	-	-	5,178
Other Property – with less than 50% contiguous ownership	-	-	-	-	-	8,714

High contiguous ownership areas are suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or that may be offered for sale individually or in small groups.

4 Developed lots/acreage include any tracts of land that have been entitled with infrastructure work substantially complete.

5 Acreage under development includes real estate for which entitlement or infrastructure work is currently being completed. However, there is no assurance that the acreage under development will be developed because of the nature and cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial acreage under development may change prior to final development. The development of this acreage will require significant additional financing or other sources of funding, which may not be available.

6 There is no assurance that undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no entitlement or infrastructure work has begun on such property).

AMREP Southwest is planning the development and construction of certain of its commercial properties to be marketed to tenants, which is expected to provide AMREP Southwest with recurring cash flow after the payment of carry costs. Any such development will require, among other things, additional financing or other sources of funding, which may not be available, and the ability to attract appropriate tenants.

The continuity and future growth of the Company’s real estate business, if the Company pursues such growth, will require that the Company acquire new properties in or near Rio Rancho or expand to other markets, to provide sufficient assets to support a meaningful real estate development business.

AMREP Southwest and its subsidiaries compete with other owners of land in the Rio Rancho and Albuquerque area that offer for sale developed and undeveloped residential lots and sites for commercial/industrial use.

Land sales by AMREP Southwest and its subsidiaries in Rio Rancho during 2015 and 2014 were as follows:

	Acres Sold	Revenue	Revenue Per Acre[7]
2015:
Developed
Residential	14	$4,660,000	$333,000
Commercial	1	212,000	212,000
Total Developed	15	4,872,000	325,000
Under Development or Undeveloped	171	1,011,000	6,000
Total	186	$5,883,000	$32,000

2014:
Developed
Residential	10	$2,946,000	$295,000
Commercial	-	-	-
Total Developed	10	2,946,000	295,000
Under Development or Undeveloped	79	688,000	9,000
Total	89	$3,634,000	$41,000

Other Real Estate Interests

A subsidiary of AMREP Southwest owns two tracts of land and certain subsurface oil, gas and mineral interests in Colorado, including one property of approximately 160 acres planned for approximately 400 homes and two properties of approximately 5 acres each zoned for commercial use.  In addition, in Rio Rancho, AMREP Southwest and its subsidiaries own subsurface oil, gas and mineral interests in approximately 55,000 “surface” acres of land owned by AMREP Southwest and its subsidiaries or by others in Rio Rancho.

7 Revenue per acre may not calculate precisely due to rounding of acres sold amounts and rounding to nearest thousand for revenues

FULFILLMENT SERVICES

The Fulfillment Services business performs fulfillment and fulfillment-related activities, including subscriber list and database management, payment and order processing and accounting, subscriber mailing services, customer service and contact center management, data processing and business intelligence solutions, print and digital marketing solutions, and product fulfillment warehousing, processing and distribution. These services are performed for many clients, but some clients may only utilize certain of them. Although the largest number of titles for which fulfillment services are performed are consumer publications, the Company’s Fulfillment Services business also performs services for membership organizations, trade (business) publications and government agencies that utilize the broad capabilities of the extensive systems of the Company’s Fulfillment Services business.

As of April 30, 2015, the Company’s Fulfillment Services business maintained databases of approximately 23 million active subscribers for its clients. In a typical month, the Company’s Fulfillment Services business produces or provides data for approximately 18 million mailing labels for its clients and processes over nine million pieces of outgoing mail for its clients. Total revenues for the Company’s Fulfillment Services business were $43,684,000 for 2015.

There are a number of companies that perform fulfillment services for publishers and with which the Company’s Fulfillment Services business competes, including two that are larger than the Company’s Fulfillment Services business. Since publishers often utilize only a single fulfillment company for a particular publication, there is intense competition to obtain fulfillment contracts with publishers. Competition for non-publisher clients is also intense.

DISCONTINUED OPERATIONS – BUSINESSES RECENTLY SOLD

Newsstand Distribution Services Business and Product Packaging and Fulfillment Services Business

Prior to February 9, 2015, the Company was also engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business, operated by Kable Media Services, Inc., Kable Distribution Services, Inc. (“Kable Distribution”), Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. (collectively, the “Company Group”). The Newsstand Distribution Services business operated a national distribution business that distributed publications, and the Product Packaging and Fulfillment Services business offered electronic and traditional commerce solutions to customers.

On February 9, 2015, American Investment Republic Co. (“ARIC”), a subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with DFI Holdings, LLC (“Distribution Buyer”) and KPS Holdco, LLC (“Products Buyer”, and together with Distribution Buyer, the “MD Buyers”), where each MD Buyer was controlled by Michael P. Duloc. The closing of the transactions contemplated by the Stock Purchase Agreement occurred on February 9, 2015.

Prior to February 9, 2015, Mr. Duloc was the chief executive officer and president of the Company Group and certain other subsidiaries of the Company and was a principal executive officer of the Company. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, effective on February 9, 2015, Mr. Duloc was removed as an officer of each direct and indirect subsidiary of the Company and ceased to be a principal executive officer of the Company. Mr. Duloc is the son-in-law of Nicholas G. Karabots, a significant shareholder of the Company. Mr. Duloc’s spouse, who is Mr. Karabots’ daughter, is an officer of one of Mr. Karabots’ companies to which the Company Group and the Company’s Fulfillment Services business provide services.

Pursuant to the Stock Purchase Agreement, Products Buyer acquired, through the purchase of all of the capital stock of Kable Product Services, Inc., the Company’s Product Packaging and Fulfillment Services business. Immediately following such acquisition, pursuant to the Stock Purchase Agreement, Distribution Buyer acquired, through the purchase of all of the capital stock of Kable Media Services, Inc. (“KMS”), the Company’s Newsstand Distribution Services business operated by KMS’s direct and indirect subsidiaries, namely Kable Distribution, Kable News Company, Inc., Kable News International, Inc. and Kable Distribution Services of Canada, Ltd.

Consideration for MD Buyers acquiring the Company Group included MD Buyers paying ARIC $2,000,000, which consisted of $400,000 of cash paid by MD Buyers on February 9, 2015 and $1,600,000 paid by execution by MD Buyers of a secured promissory note, dated as of February 9, 2015 (the “Buyer Promissory Note”).

As a result of the transaction, other than (i) the elimination of substantially all of the intercompany amounts of the Company Group due to or from the Company and its direct and indirect subsidiaries (not including the Company Group) through offset and capital contribution and (ii) certain other limited items identified in the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement, the Company Group retained all of its pre-closing assets, liabilities, rights and obligations. At February 9, 2015, the Company Group had assets of $4,564,000 and liabilities of $15,732,000, which included $11,605,000 of negative working capital with respect to Kable Distribution. The negative working capital of Kable Distribution represented its net payment obligation due to publisher clients and other third parties. The Company recognized a pretax gain of $10,479,000 on its financial statements as a result of the transaction in the fourth quarter of 2015.

The following agreements, each dated as of February 9, 2015, were entered into in connection with the Stock Purchase Agreement:

•	Buyer Promissory Note. MD Buyers entered into the Buyer Promissory Note, which requires MD Buyers to pay ARIC $1,600,000 in 24 equal monthly instalments, commencing on February 1, 2016, with interest due and payable monthly commencing on March 1, 2015. Interest accrues at a rate per annum determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. The Buyer Promissory Note contains customary events of default and representations, warranties and covenants provided by MD Buyers to ARIC, and is secured by a pledge of substantially all of the personal property of MD Buyers and the Company Group, pari passu with other secured obligations owed by MD Buyers and the Company Group to ARIC under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Releases. (a) ARIC entered into a release agreement in favor of the Company Group and its affiliates and (b) the Company Group, MD Buyers and Mr. Duloc entered into release agreements in favor of ARIC and its affiliates. Subject to certain limited exceptions, each of the release agreements releases all claims that the releasing party may have against the parties being released.

•	Line of Credit. ARIC provided the Company Group with a secured revolving line of credit pursuant to a line of credit promissory note (the “Line of Credit”). The Line of Credit permits the Company Group to borrow from ARIC up to a maximum principal amount of $2,000,000 from February 9, 2015 until May 11, 2015, $1,500,000 from May 12, 2015 until August 5, 2016 and $1,000,000 from August 6, 2016 until February 9, 2017, with interest due and payable monthly commencing on March 1, 2015.

The principal amount permitted to be borrowed under the Line of Credit is subject to the following borrowing base: (a) from February 9, 2015 until May 11, 2015, (i) 50% of eligible accounts receivable of the Company Group and (ii) 45% of eligible unbilled receivables of Kable Distribution and from May 12, 2015 until February 9, 2017, (i) 50% of eligible accounts receivable of the Company Group and (ii) 30% of eligible unbilled receivables of Kable Distribution.

Amounts outstanding under the Line of Credit accrue interest at a rate per annum as determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. Amounts available but not advanced under the Line of Credit accrue “unused” fees at a rate of 1.0% per annum, payable on the first day of each month. The Line of Credit contains customary events of default and representations, warranties and covenants provided by the Company Group to ARIC, and is secured by a pledge of substantially all of the personal property of MD Buyers and the Company Group, pari passu with other secured obligations owed by MD Buyers and the Company Group to ARIC under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Guaranty of Company Group. MD Buyers, the Company Group and ARIC entered into a guaranty agreement pursuant to which MD Buyers and the Company Group guaranteed the full and prompt payment and performance of all agreements, covenants and obligations of MD Buyers or any member of the Company Group, including under the Stock Purchase Agreement, the Line of Credit, the Buyer Promissory Note and the other agreements entered into in connection with the Stock Purchase Agreement.

•	Security Agreement. MD Buyers, the Company Group and ARIC entered into a security agreement pursuant to which MD Buyers and the Company Group pledged and granted a security interest in substantially all of their personal property to ARIC in order to secure the obligations of each MD Buyer and each member of the Company Group, including under the Stock Purchase Agreement, the Line of Credit, the Buyer Promissory Note and the other agreements entered into in connection with the Stock Purchase Agreement.

The Company and its remaining direct and indirect subsidiaries retained their obligations under the Company’s defined benefit pension plan, without any funding acceleration or other changes in any of the obligations thereunder as a result of the sale of the Company Group. In addition, a subsidiary of the Company retained its ownership of a warehouse used by Kable Product Services, Inc. in its operations, which remains subject to a market rate lease with Kable Product Services, Inc. with a term that expires in November 2018 and remains subject to a promissory note to a third party lender with a maturity date of February 2018 and an outstanding principal balance of $4,087,000 as of April 30, 2015.

Staffing Services Business

Prior to April 10, 2015, the Company was also engaged in the Staffing Services business, operated by Kable Staffing Resources LLC (“KSR”). The Staffing Services business provided temporary employees to local companies in the Fairfield, Ohio area. On April 10, 2015, KSR entered into an asset purchase agreement (the “Asset Purchase Agreement”) with TSJ Staffing, LLC (“Staffing Buyer”), pursuant to which Staffing Buyer acquired, through the purchase of certain assets of KSR, the Company’s Staffing Services business. The closing of the transactions contemplated by the Asset Purchase Agreement occurred on April 10, 2015.

Pursuant to the Asset Purchase Agreement, Staffing Buyer (1) acquired from KSR all of KSR’s assets, other than cash, accounts receivables and certain other assets of KSR as of April 10, 2015, and (2) assumed all of KSR’s obligations and liabilities relating to or arising out of KSR’s office lease and KSR’s post-closing obligations and liabilities with respect to the purchased assets. The Asset Purchase Agreement provided standard representations, warranties, covenants and indemnities.

Staffing Buyer paid KSR $250,000, all of which was paid in cash on April 10, 2015. In connection with the transaction, KSR retained its cash, accounts receivables, accounts payable and accrued expenses as of April 10, 2015. As of April 10, 2015, KSR had approximately $1,482,000 of cash, $1,609,000 of accounts receivable and $315,000 of accounts payable and accrued expenses. The Company recognized a pretax gain of $250,000 on its financial statements as a result of the transaction in the fourth quarter of 2015.

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

Item 1A.           Risk Factors

Not required.

Item 1B.           Unresolved Staff Comments

Not applicable.

Item 2.               Properties

The Company’s executive offices are located in approximately 2,600 square feet of leased space in an office building in Princeton, New Jersey. The Company’s Fulfillment Services business is located in two owned facilities in Palm Coast, Florida comprising approximately 204,000 square feet of space, each of which is subject to a first lien mortgage in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) as described in Item 7. The Company owns a warehouse facility in Fairfield, Ohio that is leased to a third party and is subject to a promissory note and mortgage as described in Items 1 and 7. The Company’s real estate business is located in approximately 4,900 square feet of leased space in an office building in Rio Rancho, New Mexico. In addition, other real estate inventory and investment properties are described in Item 1, which are subject in part to a mortgage described in Item 7. The Company believes its facilities are adequate for its current requirements.

Item 3.              Legal Proceedings

As described in Item 1, the Company sold all of its Product Packaging and Fulfillment Services business and its Newsstand Distribution Services business on February 9, 2015. In connection with the sale, the Product Packaging and Fulfillment Services business and the Newsstand Distribution Services business retained substantially all of their pre-closing assets, liabilities, rights and obligations, including any and all past, current and future liability with respect to the following lawsuit: In March 2009, a civil action was commenced against one of the Company’s previously wholly-owned subsidiaries in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al. Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines. Anderson had alleged that magazine publishers and distributors, including the Company’s previously wholly-owned subsidiary, Kable Distribution, conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort. Anderson had asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy. Damages had not been quantified, but would presumably be alleged to be substantial. Anderson had alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel.

The Company and its subsidiaries are involved in various claims and legal actions arising in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 4.               Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Rory Burke, age 59, has been President and Chief Executive Officer of the Company’s Fulfillment Services business since March 2014. From November 2011 to March 2014, he was Executive Vice President and Chief Operating Officer of the Company’s Fulfillment Services business.  From 2009 to October 2011, Mr. Burke was a National Sales Executive for CDS Global, Inc., a subscription and product fulfillment provider.  From 2003 to 2009, he was Executive Vice President of Kable Fulfillment Services, Inc., one of the predecessors of Palm Coast Data LLC.  Prior to joining Kable Fulfillment Services, Inc., Mr. Burke held various operational, client service and executive leadership positions with Neodata Services, Inc. and Electronic Data Systems, both subscription and product fulfillment providers.

Peter M. Pizza, age 64, has been Vice President and Chief Financial Officer of the Company since 2001 and was Vice President and Controller of the Company from 1997 to 2001.

Christopher V. Vitale, age 39, has been Executive Vice President, Chief Administrative Officer and General Counsel of the Company since September 2014. From March 2013 to September 2014, Mr. Vitale had been Vice President and General Counsel of the Company. From April 2012 to March 2013, he was Vice President, Legal at Franklin Square Holdings, L.P. and from August 2011 to March 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. From March 2011 to July 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from April 2009 to July 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Many of the amounts and percentages presented in this Part II have been rounded for convenience of presentation. All references in this Part II to 2015 and 2014 mean the Company’s fiscal years ended April 30, 2015 and 2014, unless otherwise qualified.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 1, 2015, there were approximately 600 holders of record of the common stock. The range of high and low sales prices of the common stock on the New York Stock Exchange for the last two fiscal years by quarter is presented below:

	Price Range
	High	Low
Fiscal 2014
First Quarter	$11.20	$6.63
Second Quarter	$11.00	$7.50
Third Quarter	$8.25	$6.11
Fourth Quarter	$7.58	$5.74

	Price Range
	High	Low
Fiscal 2015
First Quarter	$7.03	$3.79
Second Quarter	$6.41	$3.83
Third Quarter	$4.26	$3.60
Fourth Quarter	$5.68	$3.75

The volatility of the market price for the Company’s common stock may make it difficult for a shareholder to sell the Company’s common stock, and the sale of substantial amounts of the Company’s common stock could adversely affect the price of the common stock. The Company believes the price of its common stock may have been adversely affected from time to time by above average selling pressure created by institutions that have received charitable gifts of the Company’s common stock and engaged in selling programs to liquidate such positions. From May 1, 2013 to April 30, 2015, the Company’s largest shareholder, Nicholas G. Karabots and his affiliates, donated 407,119 shares of the Company’s common stock he had beneficially owned representing approximately 5.1% of the Company’s then outstanding common stock as of April 30, 2015 to such institutions.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that five of the Company’s shareholders beneficially own a majority of the outstanding common stock. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2015 was approximately 15,000 shares per day. This thin trading market, when combined with additional selling pressure, including selling by institutions that receive charitable gifts as described above, can result in overall negative stock price and trading trends, which can last as long as the additional selling pressure continues.

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

Equity Compensation Plan Information

See Item 12 of this annual report on Form 10-K that incorporates such information by reference from the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders.

Item 6.              Selected Financial Data

Not required.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

For a description of the Company’s business, refer to Item 1 of Part I of this annual report on Form 10-K. As indicated in Item 1, the Company, through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest and its subsidiaries and the Fulfillment Services business operated by Palm Coast and its subsidiary. Data concerning industry segments is set forth in Note 20 of the notes to the consolidated financial statements included in this annual report on Form 10-K. The Company’s foreign sales and activities are not significant.

Prior to February 9, 2015, the Company was also engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business. On February 9, 2015, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business were sold (refer to Item 1 of Part I of this annual report on Form 10-K for more detail). In addition, prior to April 10, 2015, the Company was also engaged in the Staffing Services business. On April 10, 2015, the Staffing Services business was sold (refer to Item 1 of Part I of this annual report on Form 10-K for more detail). The Company’s Newsstand Distribution Services business, Product Packaging and Fulfillment Services business and Staffing Services business have been classified as discontinued operations in the financial statements included in this Form 10-K.

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

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Areas that require significant judgments and estimates to be made include: (i) allowances for doubtful accounts; (ii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iii) cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (iv) actuarially determined defined benefit pension plan obligations and other pension plan accounting and disclosures; (v) risk assessment of uncertain tax positions; and (vi) the determination of the recoverability of net deferred tax assets. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•	management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable;

•	real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;

•	defined benefit pension plan obligations and plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;

•	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and

•	projected Company earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets ($5,837,000 as of April 30, 2015).

RESULTS OF OPERATIONS

Year Ended April 30, 2015 Compared to Year Ended April 30, 2014

Prior to February 9, 2015, the Company had been engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business. On February 9, 2015, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business were sold (refer to Item 1 of Part I of this annual report on Form 10-K for more detail). In addition, prior to April 10, 2015, the Company had also been engaged in the Staffing Services business. On April 10, 2015, the Staffing Services business was sold (refer to Item 1 of Part I of this annual report on Form 10-K for more detail). The Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business have been classified as “discontinued operations” in the Company’s financial statements for the year ended April 30, 2015. Financial information from prior periods has been reclassified to conform to this presentation.

For 2015, the Company reported total net income of $11,320,000, or $1.43 per share, compared to a net loss of $2,939,000, or $0.42 per share, in 2014. Results consisted of (i) a net loss from continuing operations of $3,584,000, or $0.45 per share, in 2015 compared to a net loss of $647,000, or $0.09 per share, in 2014 and (ii) net income from discontinued operations of $14,904,000, or $1.88 per share in 2015 compared to a net loss of $2,292,000, or $0.33 per share, for 2014.  A discussion of continuing operations and discontinued operations follows.

Continuing Operations

For 2015, the Company’s continuing operations recorded a net loss of $3,584,000, or $0.45 per share, compared to a net loss of $647,000, or $0.09 per share, in 2014. The results for 2015 included pre-tax, non-cash impairment charges of $2,580,000 ($1,625,000 after tax, or $0.21 per share), while the results for 2014 included pre-tax, non-cash impairment charges of $686,000 ($432,000 after tax, or $0.06 per share), with the charges in both years reflecting the write-down primarily of certain real estate inventory and investment assets. Excluding the impairment charges in both years, results of continuing operations for 2015 were a net loss of $1,959,000, or $0.25 per share, compared to a net loss of $215,000, or $0.03 per share, for 2014. Revenues for 2015 were $49,790,000 compared to $62,197,000 in 2014.

Revenues from the Company’s Fulfillment Services operations decreased from $58,479,000 for 2014 to $43,684,000 for 2015. The decrease in revenues was due in part to lower revenues in 2015 of $5,841,000 from a significant customer that changed fulfillment service providers. Magazine publishers are the principal customers of the Company’s Fulfillment Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues, increases in paper costs, printing costs and postal rates and weakness in the U.S. economy. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. Should the adverse Fulfillment Services business conditions continue, the Fulfillment Services business may experience future impairment charges related to its long-lived assets. In addition, the Fulfillment Services business recorded impairment charges of $771,000 due to the discontinuance of the development of certain software in 2015. This impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

Although there are multiple revenue streams in the Fulfillment Services business, including revenues from the maintenance of customer computer files and the performance of other fulfillment-related activities, including telephone call center support and graphic arts and lettershop services, a customer generally contracts for and utilizes all available services as a total package, and the Company would not normally provide ancillary services to a customer unless it is also providing the core service of maintaining a database of subscriber names. Thus, variations in Fulfillment Services revenues are primarily the result of fluctuations in the number and sizes of customers rather than in the demand for a particular service. The Company competes with other companies, including two larger companies in the Fulfillment Services business, and the competition for new customers is intense, which results in a price sensitivity that makes it difficult for the Company to increase or even maintain its prices.

Revenues from land sales at AMREP Southwest increased from $3,634,000 in 2014 to $5,883,000 in 2015. The number of new construction single family residential starts in Rio Rancho by AMREP Southwest customers and other builders decreased from 471 in 2014 to 410 in 2015, and the Company still is confronted with builders using their existing inventories of lots previously purchased from the Company and others in Rio Rancho.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. The Company sold 186 acres of land in 2015 at an average selling price of $32,000 per acre compared to 89 acres of land in 2014 at an average selling price of $41,000 per acre. The decrease in the average selling price per acre was due to the higher proportion of undeveloped land sold in 2015 compared to 2014. The average gross profit percentage on land sales before indirect costs was 26% for 2015 compared to 23% for 2014. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods. In addition, AMREP Southwest recorded impairment charges on certain real estate inventory and investment assets of $1,809,000 in 2015 and $686,000 in 2014. In both years, the impairment charges were primarily related to take-back lots reacquired in prior years that initially were recorded at fair market value less estimated costs to sell and are subsequently measured at the lower of cost or fair market value less estimated costs to sell. Fair value was based on appraisals of portions of AMREP Southwest’s real estate that in each year showed deterioration in the fair market value from the prior year. Should the adverse real estate market conditions continue, AMREP Southwest may experience future impairment charges.

Other revenues increased by $139,000 in 2015 as compared to 2014. The increase was due to revenue recognized as a result of AMREP Southwest and one of its subsidiaries entering into an oil and gas lease during the second quarter of 2015. For further detail regarding the oil and gas lease, refer to Note 11 in the footnotes to the financial statements included in this annual report on Form 10-K.

Operating expenses for the Company’s Fulfillment Services business were $37,265,000 (85.3% of related revenues) for 2015 compared to $47,233,000 (80.8% of related revenues) for 2014. The decrease of $9,968,000 (21.1%) was primarily due to lower payroll and benefits and supplies expense, both reflecting the lower business volumes. Other operating expenses decreased $773,000 (35.8%) for 2015 compared to the prior year, primarily due to lower real estate taxes in Rio Rancho, as well as lower land maintenance costs.

General and administrative expenses of the Fulfillment Services operations decreased $680,000 (13.5%) in 2015 compared to the prior year, primarily due to the net effect of decreased legal expenses, decreased facilities expenses and decreased payroll and benefits. Real estate operations and corporate general and administrative expenses increased $169,000 (4.8%) in 2015 compared to the prior year, primarily due to increased pension costs resulting from the accelerated recognition of deferred actuarial losses due to a settlement of certain plan liabilities.

The Company's effective tax rate for continuing operations was 37.3% in 2015 compared to 46.7% in 2014. The difference between the statutory tax rate and the effective rate of the tax benefit in 2014 was due to the recognition of valuation allowances that totaled $600,000 for deferred tax assets related to certain state net operating loss carryforwards that were deemed not likely to be realized. The effect of the valuation allowance was to reduce the tax benefit in 2014. The Company expects to utilize net operating loss carry forwards of approximately $14,416,000 as of April 30, 2015 to offset current federal taxable income. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both April 30, 2015 and 2014 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

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

Discontinued Operations

Net income from discontinued operations was $14,904,000, or $1.88 per share, in 2015 compared to a net loss of $2,292,000, or $0.33 per share, for 2014. The results from discontinued operations for 2015 included a pretax gain of $11,155,000 ($7,028,000 after tax, or $0.89 per share) from a previously disclosed settlement agreement in the Newsstand Distribution business with a major customer in the first quarter of the year and a pretax gain of $10,729,000 (or $7,608,000 after tax, or $0.96 per share) resulting from the sales of the Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business. The results for 2015 were also favorably impacted by the reversal of a previously recorded bad debt reserve of $1,500,000 ($945,000 after tax, or $0.12 per share) in the Newsstand Distribution business as a result of revised estimates of magazine returns and other customer statement credits. Excluding the gains from the sales of the businesses, the settlement agreement with the major customer and the reversal of the bad debt reserve, the pretax loss from discontinued operations was $1,247,000 ($677,000 after tax, or $0.09 per share).

LIQUIDITY AND CAPITAL RESOURCES

AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on its available funds and on distributions of funds from subsidiaries to pay expenses and fund operations. The Company’s primary sources of funding for working capital requirements are cash flow from operations and a revolving credit facility (the “PNC Credit Facility”) between certain subsidiaries and PNC Bank, National Association. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.

Real Estate

The primary sources of funding for working capital requirements of the Company’s real estate business are cash flow from operations, which has been minimal in recent years due to the conditions in its real estate markets, and from advances made to it by its parent. AMREP Southwest also has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings. Land investments generally cannot be sold quickly, and the ability of the Company’s real estate business to sell properties has been and will continue to be affected by market conditions. The ability of the Company’s real estate business to pay down debt, reduce interest costs or acquire properties is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the deadlines AMREP Southwest has established for each property.

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another major shareholder and director of the Company has a 20% participation. The loan had an outstanding principal amount of $14,003,000 at April 30, 2015, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, is secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. (which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale), requires that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments and is subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent company beyond a stated management fee. The total book value of the real property collateralizing the loan was approximately $63,786,000 as of April 30, 2015. A sale transaction by AMREP Southwest of certain mortgaged land requires the approval of the lender. Otherwise, the lender is required to release the lien of its mortgage on any land being sold at market price by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this loan. At April 30, 2015, AMREP Southwest was in compliance with the covenants of the loan.

Fulfillment Services

The primary source of funding for working capital requirements of the Company’s Fulfillment Services business is cash flow from operations. The Fulfillment Services business also has had access to the PNC Credit Facility for any additional liquidity that it may need. The PNC Credit Facility provides the Fulfillment Services business with a revolving credit loan and letter of credit facility of up to $5,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The PNC Credit Facility matures on August 12, 2015. As the Fulfillment Services business does not regularly use the liquidity provided by the PNC Credit Facility, the Company expects that the PNC Credit Facility will expire by its terms on August 12, 2015. If the Fulfillment Services business needs additional liquidity, the Company expects that the parent of the Fulfillment Services business will make advances available. At April 30, 2015, the borrowing availability under the PNC Credit Facility was $2,447,000; however, there were no borrowings against this availability.

The borrowers’ obligations under the PNC Credit Facility are secured by substantially all of their assets other than real property. The revolving loans under the PNC Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select. Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3% or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%). Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition.

The borrowers may make payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent company that is not a party to the PNC Credit Facility, which payments would be subject to the minimum fixed charge coverage ratio (as defined) required by the PNC Credit Facility. If there is a violation of a covenant and during the continuance of such violation, or if the borrowers do not maintain the prescribed minimum fixed charge coverage ratio, the Fulfillment Services companies are prohibited from repaying indebtedness to or otherwise distributing funds to the borrowing group’s parent company and the lender is entitled to terminate the PNC Credit Facility and seek immediate payment of any outstanding borrowing.  At April 30, 2015, the borrowers were in compliance with the covenants of the PNC Credit Facility.

The Fulfillment Services business relies on a small number of large clients; a loss of one or more of its largest clients, or if revenues from its largest clients decline, the liquidity of the Fulfillment Services business could be adversely affected. The five largest clients in the Fulfillment Services business accounted for 37% of its revenues for the fiscal year ended April 30, 2015.

The Fulfillment Services business operates in a very competitive environment with changes in service providers by customers not being unusual. The Fulfillment Services business has experienced, and expects to continue to experience, such customer changes. Based on information received from customers, the Fulfillment Services business currently expects a limited number of significant customers to change service providers for certain services during fiscal year 2016 representing in aggregate approximately 9% of the Company’s consolidated revenues for the year ended April 30, 2015 and during fiscal year 2017 representing in aggregate an additional approximately 8% of the Company’s consolidated revenues for the year ended April 30, 2015. As expected in a competitive environment, the Fulfillment Services business has been successful in obtaining new customer contracts. Approximately 11% of the number of customers of the Fulfillment Services business as of the end of fiscal year 2015 were new customers during fiscal year 2015, but the revenue to be generated by these new customers during fiscal years 2016 and 2017 is expected to be significantly less than the revenue expected to be lost from customers changing service providers during fiscal year 2016 and 2017.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed, and as a result, is expecting to have to repay up to $2,527,000 of the award to the State of Florida. Palm Coast has had discussions with the State of Florida regarding the timing of the repayment of the $2,527,000, but the amount and timing of any such repayment have not been resolved.

The Fulfillment Services business has recently eliminated the use of two operating facilities. In April 2015, FulCircle ceased using its leased facility in Denver, Colorado comprising approximately 12,000 square feet of space and terminated the lease scheduled to expire in August 2016 with a termination payment of $134,000, which represented 55% of the expected remaining lease payments through the scheduled expiration date. Also in April 2015, Palm Coast exited its leased facility in Palm Coast, Florida comprising approximately 42,000 square feet of space and Palm Coast expects to pay amounts due under the lease through its scheduled expiration in April 2016. Palm Coast accrued approximately $125,000 related to this lease termination.

Discontinued Operations

In connection with the sale, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business retained substantially all of their pre-closing assets, liabilities, rights and obligations. At February 9, 2015, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business had assets of $4,564,000 and liabilities of $15,732,000, which included $11,605,000 of negative working capital with respect to the Newsstand Distribution Services business further described below. The negative working capital of Kable Distribution represented its net payment obligation due to publisher clients and other third parties, which amount varied from period to period based on the level of magazine distribution. The negative working capital of Kable Distribution was calculated by deducting (a) the sum of the cash held by Kable Distribution plus the accounts receivable (net of estimated magazine returns to Kable Distribution) owed to Kable Distribution from wholesalers, retailers and other third parties from (b) the accounts payable (net of estimated magazine returns to publishers) and accrued expenses owed by Kable Distribution to publisher clients and other third parties plus outstanding bank borrowings of Kable Distribution under the PNC Credit Facility.

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into a settlement agreement (the “Settlement Agreement”) with a significant customer, Heinrich Bauer (USA) LLC (“Bauer”). Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributed certain magazines of Bauer in return for a commission. Palm Coast and Bauer were parties to an ordinary course of business contract pursuant to which Palm Coast provided certain fulfillment services to Bauer in return for service fees. During the first quarter of 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provided Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014.

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

Variable Interest

As a result of the sale of the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business and the related debt agreements securing the sales transaction, the Company is considered to have a variable interest in the Company Group (refer to Item 1 of Part I of this annual report on Form 10-K for more detail), as determined by Accounting Standards Codification 810. The Company, however, is not a primary beneficiary of the Company Group and, as such, the Company Group is not considered a variable interest entity that the Company would otherwise be required to consolidate the Company Group’s financial statements with the Company’s financial statements. The Company’s determination that it is not the primary beneficiary of the Company Group was based on the fact that (i) it was not involved in the formation or original investment of the companies that acquired the Company Group, (ii) it has no ownership rights in the companies that acquired the Company Group, (iii) it is not involved in the management of the Company Group and (iv) it has no obligation to absorb losses and has no expectation to receive residual returns of the Company Group. In addition, the Company has not provided, and does not intend in the future to provide, financial support to the Company Group that it was not previously contractually required to provide.

Equity Offering

During the first quarter of 2014, the Company completed a rights offering to holders of the Company’s common stock. As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised net proceeds of approximately $7,144,000, net of expenses of approximately $350,000. The net proceeds of the offering are being used for corporate and working capital purposes, including a payment of $3,243,000 in September 2013 to the Company’s pension plan. The shares of common stock were issued from the Company’s treasury stock, which reduced the recorded values of retained earnings by $15,298,000 and of treasury stock by $22,442,000.

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2015 by $11,259,000, with $27,044,000 of assets and $38,303,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.48% per year, which is based on the Citigroup yield curve as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2015, for each 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by approximately $956,000 and for each 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by approximately $1,000,000. As of April 30, 2015, the effect of every 0.25% change in the investment rate of return on pension plan assets would increase or decrease the subsequent year’s pension expense by approximately $64,000 and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by approximately $39,000.

Due to the closing of certain facilities in 2011 in connection with the consolidation of the Company’s Fulfillment Services business and the associated work force reduction in 2011, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the PBGC the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012, thereby leaving a remaining accelerated funding liability of $8,688,000.

On August 30, 2013, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $8,192,000 as of April 30, 2015. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,000.

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

The settlement agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the settlement agreement, the PBGC will be deemed to have released and discharged the Company and any other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The settlement agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force of active pension plan participants. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse effect on the Company’s financial condition.

Other Financing Activities

El Dorado Utilities, Inc. (“El Dorado”), a subsidiary of the Company, has a market rate lease agreement with a term that expires in November 2018 for a warehouse facility owned by El Dorado in Fairfield, Ohio, with Kable Product Services, Inc., a member of the Company Group sold February 9, 2015 (refer to Item 1 of Part I of this annual report on Form 10-K for more detail). The warehouse facility is subject to a promissory note issued by El Dorado to a third party lender with an outstanding principal amount of $4,087,000 at April 30, 2015. The promissory note is scheduled to mature on February 15, 2018 with a required balloon payment of approximately $3,716,000, bears interest payable monthly at 6.35% per annum, is secured by a mortgage on the warehouse facility owned by El Dorado in Fairfield, Ohio and is subject to a prepayment penalty if the principal balance is prepaid more than 120 days prior to the maturity date. The book value of the warehouse facility owned by El Dorado in Fairfield, Ohio collateralizing the promissory note was approximately $5,631,000 as of April 30, 2015. No new borrowings are permitted under the promissory note. At April 30, 2015, El Dorado was in compliance with the covenants of the promissory note and related mortgage.

Operating Activities

Receivables from trade customers decreased from $10,956,000 at April 30, 2014 to $7,549,000 at April 30, 2015, due primarily to lower business volumes of the Fulfillment Services business.

Real estate inventory totaled $66,321,000 at April 30, 2015 compared to $71,289,000 at April 30, 2014. Inventory in AMREP Southwest’s core real estate market of Rio Rancho decreased from $66,997,000 at April 30, 2014 to $61,438,000 at April 30, 2015, primarily as a result of land sales and also included an impairment charge of $1,504,000 on certain take-back lots (i.e., lots where the buyers defaulted on their obligation to pay AMREP Southwest and which were then repossessed by AMREP Southwest). The balance of real estate inventory consisted of properties in Colorado. Investment assets decreased from $16,010,000 at April 30, 2014 to $15,364,000 at April 30, 2015, primarily as a result of land sales and an impairment charge of $305,000 on certain lots.

Property, plant and equipment decreased from $17,222,000 at April 30, 2014 to $15,763,000 at April 30, 2015, primarily due to depreciation charges, offset in part by $1,127,000 of capital expenditures. Intangible and other assets decreased from $12,643,000 at April 30, 2014 to $10,440,000 at April 30, 2015, primarily due to amortization.

Accounts payable and accrued expenses decreased from $12,439,000 at April 30, 2014 to $10,284,000 at April 30, 2015, primarily from the timing of billings and payments to publishers and vendors, as well as lower business volumes.

The unfunded pension liability of the Company’s frozen defined benefit pension plan increased from $7,349,000 at April 30, 2014 to $11,259,000 at April 30, 2015, due to changes in the discount rate and mortality tables when determining pension benefit obligations. The Company recorded other comprehensive loss of $1,658,000 in 2015 and other comprehensive income of $2,389,000 in 2014, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Investing Activities

Capital expenditures for property, plant and equipment for continuing operations were approximately $1,127,000 and $1,259,000 in 2015 and 2014, primarily for upgrades related to technology in both years for the Fulfillment Services business. The Company believes that it has adequate cash flows from operations and financing capability to provide for anticipated capital expenditures in fiscal year 2016, which are expected to be in both the real estate business and the Fulfillment Services business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB voted to defer the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of May 1, 2018 and early adoption is permitted as of May 1, 2017. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

SEGMENT INFORMATION

Information by industry segment is presented in Note 20 to the consolidated financial statements included in this annual report on Form 10-K. Industry segment information is prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimates are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management evaluates the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of “net income (loss)” of each segment as summarized in Note 20 to the consolidated financial statements is presented for informational purposes only, and is not necessarily the amount that would be reported if the segment were an independent company.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (i) the Company’s ability to finance its future working capital and capital expenditure needs, (ii) anticipated future development of the Company’s real estate holdings, (iii) the development and construction of possible future commercial properties to be marketed to tenants, (iv) the timing and extent of the Company’s required return of incentive monies to the State of Florida, (v) the expected loss of any material customer contract and the material adverse effect of any such loss, (vi) expected liquidity sources, (vii) the impact of greater than average selling pressure on the Company’s common stock price and (viii) the expected expiration of the term of the PNC Credit Facility. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2015 based upon the criteria set forth in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2015, internal control over financial reporting was not effective, due to a material weakness related to the accounting for complex non-routine transactions (see Item 9 of this annual report on Form 10-K for additional information).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

AMREP Corporation

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and Subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa

July 29, 2015

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2015 AND 2014

(Dollar amounts in thousands, except share amounts)

	2015	2014
ASSETS

CASH AND CASH EQUIVALENTS	$12,050	$7,571

RECEIVABLES, net:	11,265	10,956

REAL ESTATE INVENTORY	66,321	71,289

INVESTMENT ASSETS, net	15,364	16,010

PROPERTY, PLANT AND EQUIPMENT, net	15,763	17,222

INTANGIBLE AND OTHER ASSETS, net	10,440	12,643

TAXES RECEIVABLE	-	9

DEFERRED INCOME TAXES, net	5,837	8,068

ASSETS OF DISCONTINUED OPERATIONS	1,689	42,337
TOTAL ASSETS	$138,729	$186,105

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$10,284	$12,439

NOTES PAYABLE:
Amounts due within one year	128	218
Amounts due beyond one year	3,959	4,186
Amounts due to related party	14,003	15,141
	18,090	19,545

TAXES PAYABLE	653	-
OTHER LIABILITIES AND DEFERRED REVENUE	4,827	4,216
ACCRUED PENSION COST	11,259	7,349
LIABILITIES OF DISCONTINUED OPERATIONS	295	63,255

TOTAL LIABILITIES	45,408	106,804

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized - 20,000,000; shares issued – 8,281,704 at April 30, 2015 and 7,444,704 at April 30, 2014	828	744
Capital contributed in excess of par value	50,538	46,264
Retained earnings	57,003	45,683
Accumulated other comprehensive loss, net	(10,833)	(9,175)
Treasury stock, at cost – 225,250 shares at April 30, 2015 and 2014	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	93,321	79,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,729	$186,105

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2015	2014
REVENUES:
Fulfillment services	$43,684	$58,479
Real estate land sales	5,883	3,634
Other	223	84
	49,790	62,197

COSTS AND EXPENSES:
Real estate land sales	4,329	2,784
Operating expenses:
Fulfillment services	37,265	47,233
Real estate selling expenses	252	238
Other	1,389	2,162
General and administrative:
Fulfillment services	4,359	5,039
Real estate operations and corporate	3,717	3,548
Impairment of assets	2,580	686
Interest expense	1,615	1,721
	55,506	63,411
Loss from continuing operations before income taxes	(5,716)	(1,214)
Benefit for income taxes	(2,132)	(567)
Loss from continuing operations	(3,584)	(647)

Discontinued operations (Note 2)
Income (loss) from discontinued operations before income taxes	11,408	(2,627)
Gain on disposal of discontinued operations	10,729	-
Provision (benefit) for income taxes	7,233	(335)
Income (loss) from discontinued operations	14,904	(2,292)

Net income (loss)	$11,320	$(2,939)

Loss per share – continuing operations – basic and diluted	$(0.45)	$(0.09)
Earnings (loss) per share – discontinued operations – basic and diluted	$1.88	$(0.33)
Earnings (loss) per share, net – basic and diluted	$1.43	$(0.42)

Weighted average number of common shares outstanding	7,919	6,988

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended April 30,
	2015	2014

Net income (loss)	$11,320	$(2,939)
Other comprehensive income (loss), net of tax:
Change in pension liability, net of tax ($1,016 in 2015 and $1,464 in 2014)	(1,658)	2,389
Other comprehensive income (loss)	(1,658)	2,389
Total comprehensive income (loss)	$9,662	$(550)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, April 30, 2013	7,421	$742	$46,100	$63,920	$(11,564)	$(26,657)	$72,541

Issuance of common stock from treasury shares	-	-	-	(15,298)	-	22,442	7,144
Issuance of restricted common stock	24	2	164	-	-	-	166
Net loss	-	-	-	(2,939)	-	-	(2,939)
Other comprehensive income	-	-	-	-	2,389	-	2,389
Balance, April 30, 2014	7,445	744	46,264	45,683	(9,175)	(4,215)	79,301

Issuance of common stock related to settlement	825	83	4,191	-	-	-	4,274
Issuance of restricted common stock	12	1	83	-	-	-	84
Net income	-	-	-	11,320	-	-	11,320
Other comprehensive loss	-	-	-	-	(1,658)	-	(1,658)
Balance, April 30, 2015	8,282	$828	$50,538	$57,003	$(10,833)	$(4,215)	$93,321

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,584)	$(647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of assets	2,580	686
Depreciation and amortization	3,264	3,190
Non-cash credits and charges:
Provision for doubtful accounts	42	416
Stock-based compensation	122	47
Loss on disposal of assets	-	58
Changes in assets and liabilities:
Receivables	(351)	1,363
Real estate inventory and investment assets	3,660	2,574
Intangible and other assets	628	926
Accounts payable and accrued expenses	(2,155)	173
Taxes receivable and payable	662	(10)
Deferred income taxes and other long-term liabilities	3,858	(678)
Accrued pension costs	1,236	(2,603)
Total adjustments	13,546	6,142
Net cash provided by operating activities	9,962	5,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(1,127)	(1,259)
Net cash used in investing activities	(1,127)	(1,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	7,144
Principal debt payments	(1,455)	(814)
Net advances to discontinued operations	(2,901)	(5,562)
Net cash provided by (used in) financing activities	(4,356)	768

Increase in cash and cash equivalents	4,479	5,004
Cash and cash equivalents, beginning of year	7,571	2,567
Cash and cash equivalents, end of year	$12,050	$7,571

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,611	$1,790
Income taxes paid (refunded), net	$194	$(37)
Non-cash transactions:
Issuance of common stock in settlement	$4,274	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:

Organization and principles of consolidation

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the “Company”). The Company, through its subsidiaries, is primarily engaged in two business segments: the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”) and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. The Company’s foreign sales are insignificant. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 2 for subsidiaries of the Company that have been disposed of during 2015 and are classified as discontinued operations.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year. Certain 2014 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2015 and 2014 mean the fiscal years ended April 30, 2015 and 2014, unless the context otherwise indicates.

Revenue recognition

Fulfillment Services - Revenues from Fulfillment Services operations include revenues from magazine subscription and other fulfillment services. These revenues include fees from the maintenance of computer files for customers and other fulfillment activities, including customer telephone support, and graphic arts and lettershop services, all of which are billed and earned monthly as the services are provided. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, certain reimbursed postage costs are accounted for on a net basis.

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

Cost of land sales includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs (such as roads, sewers and amenities) associated with the entire project. Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete. The allocation of costs is based on the relative sales value of the property before development. Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of ninety days or less and are readily convertible into cash.

Receivables

Receivables are carried at original invoice or closing statement amounts less estimates made for doubtful accounts. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than ninety days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year. The restricted shares of common stock (see Note 13) are not included in the computation of basic earnings per share, as they are considered contingently returnable shares. The restricted shares of common stock are included in diluted earnings per share if they are dilutive.

Pension plan

The Company recognizes the over-funded or under-funded status of its defined benefit pension plan as an asset or liability as of the date of its year-end statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income (loss).

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Total comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) that, for the Company, consists solely of the minimum pension liability net of the related deferred income tax effect.

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates that affect the financial statements include, but are not limited to, (i) allowances for doubtful accounts; (ii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iii) cash flow, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets (including real estate inventories) and assets held for sale; (iv) actuarially determined benefit obligation and other pension plan accounting and disclosures; (v) risk assessment of uncertain tax positions; and vi) the determination of the recoverability of net deferred tax assets. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB voted to defer the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of May 1, 2018 and early adoption is permitted as of May 1, 2017. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

(2)	DISCONTINUED OPERATIONS:

Newsstand Distribution Services Business and Product Packaging and Fulfillment Services Business

Prior to February 9, 2015, the Company was also engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business, operated by Kable Media Services, Inc., Kable Distribution Services, Inc. (“Kable Distribution”), Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. (collectively, the “Company Group”). The Newsstand Distribution Services business operated a national distribution business that distributed publications and the Product Packaging and Fulfillment Services business offered electronic and traditional commerce solutions to customers.

On February 9, 2015, American Investment Republic Co. (“ARIC”), a subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with DFI Holdings, LLC (“Distribution Buyer”) and KPS Holdco, LLC (“Products Buyer”, and together with Distribution Buyer, the “MD Buyers”), where each MD Buyer was controlled by Michael P. Duloc. The closing of the transactions contemplated by the Stock Purchase Agreement occurred on February 9, 2015. Pursuant to Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the companies sold are reported as discontinued operations in the accompanying financial statements.

Prior to February 9, 2015, Mr. Duloc was the chief executive officer and president of the Company Group and certain other subsidiaries of the Company and was a principal executive officer of the Company. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, effective on February 9, 2015, Mr. Duloc was removed as an officer of each direct and indirect subsidiary of the Company and ceased to be a principal executive officer of the Company. Mr. Duloc is the son-in-law of Nicholas G. Karabots, a significant shareholder of the Company. Mr. Duloc’s spouse, who is Mr. Karabots’ daughter, is an officer of one of Mr. Karabots’ companies to which the Company Group and the Company’s Fulfillment Services business provide services.

Pursuant to the Stock Purchase Agreement, Products Buyer acquired, through the purchase of all of the capital stock of Kable Product Services, Inc., the Company’s Product Packaging and Fulfillment Services business. Immediately following such acquisition, pursuant to the Stock Purchase Agreement, Distribution Buyer acquired, through the purchase of all of the capital stock of Kable Media Services, Inc. (“KMS”), the Company’s Newsstand Distribution Services business operated by KMS’s direct and indirect subsidiaries, namely Kable Distribution, Kable News Company, Inc., Kable News International, Inc. and Kable Distribution Services of Canada, Ltd.

Consideration for MD Buyers acquiring the Company Group included MD Buyers paying ARIC $2,000,000, which consisted of $400,000 of cash paid by MD Buyers on February 9, 2015 and $1,600,000 paid by execution by MD Buyers of a secured promissory note, dated as of February 9, 2015 (the “Buyer Promissory Note”).

As a result of the transaction, other than (i) the elimination of substantially all of the intercompany amounts of the Company Group due to or from the Company and its direct and indirect subsidiaries (not including the Company Group) through offset and capital contribution and (ii) certain other limited items identified in the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement, the Company Group retained all of its pre-closing assets, liabilities, rights and obligations. At February 9, 2015, the Company Group had assets of $4,564,000 and liabilities of $15,732,000, which included $11,605,000 of negative working capital with respect to Kable Distribution. The negative working capital of Kable Distribution represented its net payment obligation due to publisher clients and other third parties. The Company recognized a pretax gain of $10,479,000 on its financial statements as a result of the transaction in the fourth quarter of 2015.

The following agreements, each dated as of February 9, 2015, were entered into in connection with the Stock Purchase Agreement:

•	Buyer Promissory Note. MD Buyers entered into the Buyer Promissory Note, which requires MD Buyers to pay ARIC $1,600,000 in 24 equal monthly instalments, commencing on February 1, 2016, with interest due and payable monthly commencing on March 1, 2015. Interest accrues at a rate per annum determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. The Buyer Promissory Note contains customary events of default and representations, warranties and covenants provided by MD Buyers to ARIC, and is secured by a pledge of substantially all of the personal property of MD Buyers and the Company Group, pari passu with other secured obligations owed by MD Buyers and the Company Group to ARIC under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Releases. (a) ARIC entered into a release agreement in favor of the Company Group and its affiliates and (b) the Company Group, MD Buyers and Mr. Duloc entered into release agreements in favor of ARIC and its affiliates. Subject to certain limited exceptions, each of the release agreements releases all claims that the releasing party may have against the parties being released.

•	Line of Credit. ARIC provided the Company Group with a secured revolving line of credit pursuant to a line of credit promissory note (the “Line of Credit”). The Line of Credit permits the Company Group to borrow from ARIC up to a maximum principal amount of $2,000,000 from February 9, 2015 until May 11, 2015, $1,500,000 from May 12, 2015 until August 5, 2016 and $1,000,000 from August 6, 2016 until February 9, 2017, with interest due and payable monthly commencing on March 1, 2015.

The principal amount permitted to be borrowed under the Line of Credit is subject to the following borrowing base: (a) from February 9, 2015 until May 11, 2015, (i) 50% of eligible accounts receivable of the Company Group and (ii) 45% of eligible unbilled receivables of Kable Distribution and from May 12, 2015 until February 9, 2017, (i) 50% of eligible accounts receivable of the Company Group and (ii) 30% of eligible unbilled receivables of Kable Distribution.

Amounts outstanding under the Line of Credit accrue interest at a rate per annum as determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. Amounts available but not advanced under the Line of Credit accrue “unused” fees at a rate of 1.0% per annum, payable on the first day of each month. The Line of Credit contains customary events of default and representations, warranties and covenants provided by the Company Group to ARIC, and is secured by a pledge of substantially all of the personal property of MD Buyers and the Company Group, pari passu with other secured obligations owed by MD Buyers and the Company Group to ARIC under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Guaranty of Company Group. MD Buyers, the Company Group and ARIC entered into a guaranty agreement pursuant to which MD Buyers and the Company Group guaranteed the full and prompt payment and performance of all agreements, covenants and obligations of MD Buyers or any member of the Company Group, including under the Stock Purchase Agreement, the Line of Credit, the Buyer Promissory Note and the other agreements entered into in connection with the Stock Purchase Agreement.

•	Security Agreement. MD Buyers, the Company Group and ARIC entered into a security agreement pursuant to which MD Buyers and the Company Group pledged and granted a security interest in substantially all of their personal property to ARIC in order to secure the obligations of each MD Buyer and each member of the Company Group, including under the Stock Purchase Agreement, the Line of Credit, the Buyer Promissory Note and the other agreements entered into in connection with the Stock Purchase Agreement.

The Company and its remaining direct and indirect subsidiaries retained their obligations under the Company’s defined benefit pension plan, without any funding acceleration or other changes in any of the obligations thereunder as a result of the sale of the Company Group. In addition, a subsidiary of the Company retained its ownership of a warehouse used by Kable Product Services, Inc. in its operations, which remains subject to a market rate lease with Kable Product Services, Inc. with a term that expires in November 2018 and remains subject to a promissory note to a third party lender with a maturity date of February 2018 and an outstanding principal balance of $4,087,000 as of April 30, 2015.

Variable Interest

As a result of the sale of the Company Group and the related debt agreements securing the transaction between ARIC and MD Buyers, the Company is considered to have a variable interest in the Company Group, as determined by ASC 810. The Company, however, is not a primary beneficiary of the Company Group and, as such, the Company Group is not considered a variable interest entity that the Company would otherwise be required to consolidate the Company Group’s financial statements with the Company’s financial statements. The Company’s determination that it is not the primary beneficiary of the Company Group was based on the fact that (i) it was not involved in the formation or original investment of the companies that acquired the Company Group, (ii) it has no ownership rights in the companies that acquired the Company Group, (iii) it is not involved in the management of the Company Group and (iv) has no obligation to absorb losses or has no expectation to receive residual returns of the Company Group. In addition, the Company has not provided, and does not intend in the future to provide, financial support to the Company Group that it was not previously contractually required to provide.

As noted above, ARIC has the following assets related to MD Buyers (amounts in thousands):

April 30, 2015
Buyer Promissory Note receivable	$1,600
Line of Credit receivable	$2,000

As noted above, at April 30, 2015 ARIC had $1,600,000 due under the Buyer Promissory Note and $2,000,000 due under the Line of Credit receivable.  On May 1, 2015, the Line of Credit balance was repaid to the Company.  On May 12, 2015, the maximum availability under the Line of Credit was reduced to $1,500,000 thereby reducing the Company’s maximum exposure to loss to $3,100,000.  As noted in Note 2, the Buyer Promissory Note and Line of Credit receivable are secured by a pledge of substantially all of the personal property of the Company Group, including cash accounts and trade accounts receivables.  There were no liabilities owed by the Company to the Company Group at April 30, 2015.

Staffing Services Business

Prior to April 10, 2015, the Company was also engaged in the Staffing Services business, operated by Kable Staffing Resources LLC (“KSR”). The Staffing Services business provided temporary employees to local companies in the Fairfield, Ohio area. On April 10, 2015, KSR entered into an asset purchase agreement (the “Asset Purchase Agreement”) with TSJ Staffing, LLC (“Staffing Buyer”), pursuant to which Staffing Buyer acquired, through the purchase of certain assets of KSR, the Company’s Staffing Services business. The closing of the transactions contemplated by the Asset Purchase Agreement occurred on April 10, 2015.

Pursuant to the Asset Purchase Agreement, Staffing Buyer (1) acquired from KSR all of KSR’s assets, other than cash, accounts receivables and certain other assets of KSR as of April 10, 2015, and (2) assumed all of KSR’s obligations and liabilities relating to or arising out of KSR’s office lease and KSR’s post-closing obligations and liabilities with respect to the purchased assets. The Asset Purchase Agreement provided standard representations, warranties, covenants and indemnities.

Staffing Buyer paid KSR $250,000, all of which was paid in cash on April 10, 2015. In connection with the transaction, KSR retained its cash, accounts receivables, accounts payable and accrued expenses as of April 10, 2015. As of April 10, 2015, KSR had approximately $1,482,000 of cash, $1,609,000 of accounts receivable and $315,000 of accounts payable and accrued expenses. The Company recognized a pretax gain of $250,000 on its financial statements as a result of the transaction in the fourth quarter of 2015. This business is classified as a discontinued operation in the accompanying financial statements.

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations noted above to the assets and liabilities classified as discontinued operations in the accompanying balance sheets (in thousands):

	April 30,
	2015	2014
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$1,241	$5,358
Receivables, net	431	32,541
Deferred income taxes receivable	-	977
Property, plant and equipment, net	-	821
Intangible and other assets, net	17	2,640
Total assets classified as discontinued operations in the accompanying balance sheets	$1,689	$42,337
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable, net and accrued expenses	$150	$62,196
Deferred and income taxes payable	145	-
Notes payable	-	1,059
Total liabilities classified as discontinued operations in the accompanying balance sheets	$295	$63,255

The following table provides a reconciliation of the carrying amounts of components of pretax income or loss of the discontinued operations to the amounts reported in the accompanying statements of operations (in thousands):

	April 30,
	2015	2014
Components of pretax income (loss) from discontinued operations:
Revenues	$17,700	$25,405
Operating expenses	(15,810)	(25,526)
General and administrative expenses	(1,605)	(2,164)
Impairment of assets	-	(269)
Interest expense	(32)	(73)
Gain from settlement (Note 17)	11,155	-
Gain on discontinued operations	10,729	-
Income (loss) from discontinued operations before income taxes	22,137	(2,627)
Provision (benefit) for income taxes	7,233	(335)
Net income (loss) from discontinued operations	$14,904	$(2,292)

Operating expenses for discontinued operations in 2015 includes a reduction in the reserve for bad debts of approximately $1,500,000 for a previously recorded charge to operations.

The following table provides the total operating and investing cash flows of the discontinued operations for the periods in which the results of operations of the discontinued operations are presented in the accompanying statements of operations (in thousands):

	April 30,
	2015	2014
Cash flows from discontinued operating activities:
Net income (loss)	$14,904	$(2,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash gain on settlement	(11,155)	-
Non-cash gain on discontinued operations	(10,479)	-
Depreciation and amortization	311	466
Impairment of assets	-	269
Non-cash credits and charges:
Allowance for doubtful accounts	(1,484)	2,041
Changes in assets and liabilities:
Receivables	11,810	(6)
Intangible and other assets	(39)	(1,089)
Accounts payable and accrued expenses	(10,127)	(10,877)
Other assets and liabilities	(675)	(291)
Total adjustments	(21,838)	(9,487)
Net cash provided by (used in) operating activities	$(6,934)	$(11,779)

Cash flows from investing activities:
Capital expenditures - property, plant and equipment	$(25)	$(152)
Proceeds from disposition of assets	-	428
Net cash provided by (used in) investing activities	$(25)	$276

(3)	RECEIVABLES:

Receivables consist of:

	April 30,
	2015	2014
	(in thousands)

Fulfillment Services	$7,993	$11,406
Buyer Promissory Note (refer to Note 2)	1,600	-
Line of Credit receivable (refer to Note 2)	2,000	-
Real estate operations and corporate	116	-
	11,709	11,406
Less allowance for doubtful accounts	(444)	(450)
	$11,265	$10,956

The Company extends credit to various companies in its businesses that may be affected by changes in economic or other external conditions. Financial instruments that may potentially subject the Company to a significant concentration of credit risk primarily consist of trade accounts receivable from publishers in the magazine industry. As industry practices allow, the Company’s policy is to manage its exposure to credit risk through credit approvals and limits and, on occasion (particularly in connection with real estate sales), the taking of collateral. The Company also provides an allowance for doubtful accounts for potential losses based upon factors surrounding the credit risk of specific customers, historical trends and other financial and non-financial information.

In connection with the Stock Purchase Agreement discussed in Note 2 above, MD Buyers entered into the Buyer Promissory Note, which requires MD Buyers to pay ARIC $1,600,000. In addition, ARIC provided the Company Group with the Line of Credit in connection with the Stock Purchase Agreement. The Line of Credit permits the Company Group to borrow from ARIC up to a maximum principal amount of $2,000,000 from February 9, 2015 until May 11, 2015, $1,500,000 from May 12, 2015 until August 5, 2016 and $1,000,000 from August 6, 2016 until February 9, 2017. The receivable due to ARIC under the line of credit totaled $2,000,000 at April 30, 2015, which amount was repaid to ARIC on May 1, 2015 and may be reborrowed by the Company Group in the future. Refer to Note 2 for further details regarding the note receivable and the receivable resulting from the line of credit lending.

During 2015, revenues from one major customer of the Company’s Fulfillment Services business totaled $5,537,000 or 11.1% of total revenues for the Company. As of April 30, 2015, the Company’s Fulfillment Services business had $835,000 outstanding accounts receivable from this customer, which were paid in full by June 2015.

(4)	REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory at April 30, 2015 and 2014 totaled $3,957,000 and $3,959,000. There were no interest costs capitalized during 2015 and 2014. Accumulated capitalized real estate taxes included in real estate inventory at April 30, 2015 and 2014 totaled $1,746,000 and $1,759,000. There were no real estate taxes capitalized during 2015 and 2014. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $15,000 and $7,000 during 2015 and 2014.

A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. The Company currently has approximately 234 developed lots available for sale in Rio Rancho. The development of additional lots for sale in Rio Rancho will require significant additional financing or other sources of funding, which may not be available. Development activities performed in connection with real estate sales include obtaining necessary governmental approvals, acquiring access to water supplies, installing utilities and necessary storm drains and building or improving roads. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region.

(5)	INVESTMENT ASSETS:

Investment assets consist of:

	April 30,
	2015	2014
	(in thousands)

Land held for long-term investment	$9,733	$10,234

Warehouse facility	6,572	6,572
Less accumulated depreciation	(941)	(796)
	5,631	5,776
	$15,364	$16,010

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2015, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

The warehouse facility is leased to a third party at a market rate with a lease term that expires in November 2018. Depreciation associated with the warehouse facility of $145,000 was charged to operations in each of 2015 and 2014.

(6)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	April 30,
	2015	2014
	(in thousands)

Land, buildings and improvements	$20,000	$20,191
Furniture and equipment	19,098	19,368
	39,098	39,559
Less accumulated depreciation	(23,335)	(22,337)
	$15,763	$17,222

Depreciation of property, plant and equipment charged to operations was $1,811,000 and $1,871,000 in 2015 and 2014.

(7)	INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of:

	April 30, 2015		April 30, 2014
		(in thousands)
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer contracts and relationships	$16,986	$10,757	$16,986	$9,342
Prepaid expenses	2,520	-	3,019	-
Deferred order entry costs	961	-	1,168	-
Other	730	-	824	12
	$21,197	$10,757	$21,997	$9,354

Customer contracts and relationships are amortized on a straight line basis over twelve years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

Amortization related to intangible and other assets was $1,453,000 and $1,319,000 in 2015 and 2014. Amortization of intangible and other assets for each of the next five fiscal years is estimated to be as follows: 2016 - $1,416,000; 2017 - $1,414,000; 2018 - $1,413,000; 2019 - $1,051,000; and 2020 - $164,000.

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:

	April 30,
	2015	2014
	(in thousands)

Fulfillment Services	$8,910	$10,692
Real estate operations and corporate	1,374	1,747
	$10,284	$12,439

The April 30, 2015 accounts payable and accrued expenses total includes customer postage deposits of $4,832,000, accrued expenses of $1,142,000, trade payables of $1,641,000 and other of $2,669,000. The April 30, 2014 accounts payable and accrued expenses total includes customer postage deposits of $5,669,000, accrued expenses of $1,445,000, trade payables of $1,622,000 and other of $3,703,000.

(9)	NOTES PAYABLE:

Notes payable consist of:

	April 30,
	2015	2014
	(in thousands)
Credit facilities:
PNC Credit Facility	$-	$-
Real estate operations	14,003	15,141
Other notes payable	4,087	4,404
	$18,090	$19,545

Fiscal year maturities of principal on notes outstanding at April 30, 2015 were as follows: 2016 - $128,000; 2017 - $136,000; 2018 - $17,826,000; and none thereafter.

PNC Credit Facility

The Company’s Fulfillment Services business has a revolving credit and security agreement with PNC Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility provides the Fulfillment Services business with a revolving credit loan and letter of credit facility of up to $5,000,000, with availability within that limit based upon the lesser of (i) a percentage of the borrowers’ eligible accounts receivable or (ii) the recent level of collections of accounts receivable. Subject to certain terms, funds may be borrowed, repaid and re-borrowed at any time. The PNC Credit Facility matures on August 12, 2015. The maximum amount available under the PNC Credit Facility was reduced from $15,000,000 to $7,500,000 on February 9, 2015 and from $7,500,000 to $5,000,000 on April 10, 2015. As the Fulfillment Services business does not regularly use the liquidity provided by the PNC Credit Facility, the Company expects that the PNC Credit Facility will expire by its terms on August 12, 2015. At April 30, 2015, the borrowing availability under the PNC Credit Facility was $2,447,000; however there were no borrowings against this availability.

The borrowers’ obligations under the PNC Credit Facility are secured by substantially all of their assets other than real property. The revolving loans under the PNC Credit Facility may be fluctuating rate borrowings or Eurodollar fixed rate based borrowings or a combination of the two as the borrowers may select. Fluctuating rate borrowings bear interest at a rate which is, at the borrowers’ option, either (i) the reserve adjusted daily published rate for one month LIBOR loans plus a margin of 3% or (ii) the highest of two daily published market rates and the bank lender’s base commercial lending rate in effect from time to time, but in any case not less than 3% plus a margin of 2% (that is, not less than 5%). Eurodollar fixed rate based borrowings may be for one, two or six months and bear interest at the reserve adjusted Eurodollar interest rates for borrowings of such durations, plus a margin of 3%, which may be reduced to 2.75% depending on the borrowers’ financial condition.

The borrowers may make payments (based upon a prescribed formula) on certain indebtedness due the borrowing group’s parent company that is not a party to the PNC Credit Facility, which payments would be subject to the minimum fixed charge coverage ratio (as defined) required by the PNC Credit Facility. If there is a violation of a covenant and during the continuance of such violation, or if the borrowers do not maintain the prescribed minimum fixed charge coverage ratio, the Fulfillment Services companies are prohibited from repaying indebtedness to or otherwise distributing funds to the borrowing group’s parent company and the lender is entitled to terminate the PNC Credit Facility and seek immediate payment of any outstanding borrowing.  At April 30, 2015, the borrowers were in compliance with the covenants of the PNC Credit Facility.

Real Estate Loan

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $14,003,000 at April 30, 2015, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, is secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale, requires that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments and is subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent company beyond a stated management fee. The total book value of the real property collateralizing the loan was approximately $63,786,000 as of April 30, 2015. A sale transaction by AMREP Southwest of certain mortgaged land requires the approval of the lender. Otherwise, the lender is required to release the lien of its mortgage on any land being sold at market price by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this loan. Interest expense related to this loan totaled $1,258,000 and $1,348,000 for 2015 and 2014. At April 30, 2015, AMREP Southwest was in compliance with the covenants of the loan.

Other Notes Payable

Other notes payable consists of a promissory note with an outstanding principal balance of $4,087,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%. The amount of Other notes payable due within one year totals $128,000.

(10)	OTHER LIABILITIES:

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements in the Award Agreement, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed, and as a result, is expecting to have to repay up to $2,527,000 of the award to the State of Florida.

(11)	DEFERRED REVENUE:

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

Lessee has agreed to pay ASW a royalty on oil and gas produced from the Leased Premises of 1/7th of the gross proceeds received by Lessee from the sale of such oil and gas to an unaffiliated third party of Lessee or 1/7th of the market value of the oil and gas if sold to an affiliate of Lessee. ASW’s royalty will be charged with 1/7th of any expenses to place the oil and gas, if any, in marketable condition after it is brought to the surface. Amounts payable under the Lease will not be reduced by any payments made to other holders of mineral rights or other production royalty payment interests in the Leased Premises, other than payments pursuant to rights granted by ASW in deeds transferring portions of the Leased Premises to third parties, primarily in the 1960s and 1970s. ASW and Lessee may assign, in whole or in part, their interests in the Lease. The oil and gas from ASW’s mineral rights will not be pooled or unitized with any other oil and gas except as required by law. Lessee has assumed all risks and liabilities in connection with Lessee’s activities under the Lease and agreed to indemnify ASW with respect thereto. No royalties were received by ASW during 2015.

In addition, in September 2014, AMREP Southwest entered into a Consent Agreement (the “Consent Agreement”) with the mortgage holder on certain portions of the Leased Premises, pursuant to which the mortgage holder provided its consent to AMREP Southwest entering into the Lease and agreed to enter into a subordination, non-disturbance and attornment agreement with Lessee. Pursuant to the Consent Agreement, AMREP Southwest agreed to pay the mortgage holder (a) 25% of any royalty payments received by AMREP Southwest under the Lease with respect to oil and gas produced from the Leased Premises, which will be credited against any outstanding loan amounts due to the mortgage holder from AMREP Southwest, and such payments will cease upon payment in full of such outstanding loan amounts and (b) a separate consent fee of $100,000, which will not be credited against the outstanding loan amounts due to the mortgage holder from AMREP Southwest.

Revenue from this transaction is being recorded over the lease term and approximately $152,000 was recognized during 2015, which is included in Other revenues in the accompanying financial statements. At April 30, 2015, there remained $758,000 of deferred revenue.

El Dorado Utilities, Inc. (“El Dorado”), a subsidiary of the Company, has a lease agreement for a warehouse facility owned by El Dorado in Fairfield, Ohio, with Kable Product Services, Inc., a member of the Company Group sold February 9, 2015 (refer to Note 2). At the inception of the lease in November 2008, El Dorado recorded deferred revenue and Kable Product Services, Inc. recorded an Other asset amount, which amounts were being amortized over the lease term and, prior to January 31, 2015, were eliminated in consolidation. As a result of the sale of the Company Group, the deferred rent revenue is no longer eliminated in consolidation and is included in Other liabilities in the accompanying balance sheet. The amount of El Dorado’s deferred rent revenue totaled $1,042,000 and $1,157,000 at April 30, 2015 and 2014.

(12)	FAIR VALUE MEASUREMENTS:

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

Fair value on a non-recurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is the asset or liability is not measured at fair value on an ongoing basis but is subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). The following presents assets by balance sheet caption and by the level within the fair value hierarchy (as described above) as of April 30, 2015 and 2014, for which a non-recurring change in fair value has been recorded during the years then ended (in thousands):

	Level 1	Level 2	Level 3	Impairment Loss Recorded
2015:

Real estate inventory	$-	$-	$2,048	$1,504
Investment assets	$-	$-	$1,439	$305
Property, plant and equipment	$-	$-	$-	$771

2014:

Real estate inventory	$-	$-	$1,285	$406
Investment assets	$-	$-	$787	$280

During 2015 and 2014, certain real estate inventory and investment assets were adjusted to their fair values, less estimated costs to sell, resulting in impairment charges of $1,809,000 and $686,000. In addition, during 2015, the Company’s Fulfillment Services business recorded impairment charges of $771,000 relating to the discontinuance of the development of certain software. The impairment charges were included in results of operations for each period. For additional detail on the impairment charges, valuation techniques and reasons for the measurements, see Note 16.

The Financial Instruments Topic of the FASB Accounting Standards Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Topic excludes all nonfinancial instruments from its disclosure requirements. Fair value is determined under the hierarchy discussed above. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions are used in estimating fair value disclosure for financial instruments: the carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments; and other receivables or debt that bear variable interest rates indexed to prime or LIBOR also approximates fair value as it re-prices when market interest rates change. These financial assets and liabilities are categorized as Level 1 within the fair value hierarchy described above.

The Company did not have any long-term, fixed-rate mortgage receivables at April 30, 2015 and 2014. The estimated fair value of the Company’s long-term, fixed-rate notes payable was $16,365,000 and $17,739,000 versus carrying amounts of $18,090,000 and $19,545,000 at April 30, 2015 and 2014. These financial assets and liabilities are categorized as Level 2 within the fair value hierarchy described above.

(13)	BENEFIT PLANS:

Pension plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Due to the closing of certain facilities in 2011 in connection with the consolidation of the Company’s Fulfillment Services business and the associated work force reduction in 2011, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan on August 16, 2012, thereby leaving a remaining accelerated funding liability of $8,688,000.

On August 30, 2013, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $8,192,000 as of April 30, 2015. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,000.

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

The settlement agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the settlement agreement, the PBGC will be deemed to have released and discharged the Company and any other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The settlement agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force of active pension plan participants. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse effect on the Company’s financial condition.

Net periodic pension cost for 2015 and 2014 was comprised of the following components (in thousands):

	Year Ended April 30,
	2015	2014

Interest cost on projected benefit obligation	$1,370	$1,294
Expected return on assets	(2,230)	(2,075)
Plan expenses	247	234
Recognized net actuarial loss	1,257	1,662
Settlement (gain) loss	1,067	-
Total cost recognized in pretax income	1,711	1,115
Cost (gain) recognized in pretax other comprehensive income	2,674	(3,853)
Net periodic pension cost (income)	$4,385	$(2,738)

The defined benefit pension plan was amended in November 2014 to provide for a window for lump sum distributions. As a result of the amendment and the subsequent election by plan participants, the defined benefit pension plan made settlement payments that totaled $2,317,000 and this amount is included in benefits paid in the tables below. This lump sum window required settlement accounting treatment under ASC 715-30 and increased pension costs by approximately $1,067,000.

The Company became aware of the additional non-cash pension expense of $1,067,000 for 2015 upon receipt of the annual “FASB ASC Subtopic Report 715-20 Disclosure Report” in June 2015. This additional expense resulted from the accelerated recognition of deferred actuarial losses due to a settlement of plan liabilities. This was triggered by the lump-sum payments made to plan participants in excess of the plan’s service and interest costs during 2015. The Company determined, in consultation with its actuary, approximately $863,000 ($543,000 after tax) of this additional expense was attributable to the third quarter of 2015, and should have been recorded in the third quarter under generally accepted accounting principles. The following table presents the effect on the third quarter and year-to-date financial data as if the additional pension expense had been reported in the proper period (in thousands, except per share amounts):

	January 31, 2015
	Three Months Ended		Nine Months Ended
	As Reported	Revised	As Reported	Revised
Income (loss) from continuing operations	$201	$(230)	$(532)	$(963)
Income (loss) from discontinued operations	33	(79)	7,284	7,172
Net income (loss)	$234	$(309)	$6,752	$6,209

Earnings (loss) per share –continuing operations - basic and diluted	$0.03	$(0.03)	$(0.07)	$(0.12)
Earnings (loss) per share – discontinued operations - basic and diluted	$0.00	$(0.01)	$0.92	$0.91
Earnings (loss) per share – basic and diluted	$0.03	$(0.04)	$0.85	$0.78

The effect on the January 31, 2015 balance sheet of this matter would result in a reduction of retained earnings and an increase to accumulated comprehensive loss of $543,000, resulting in no change to net shareholders’ equity. Future presentation of third quarter and year-to-date 2015 will reflect the revisions above.

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1,534,000, $0 and $0. Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2015	2014

Discount rate used to determine net periodic pension cost	3.90%	3.47%
Discount rate used to determine pension benefit obligation	3.48%	3.90%
Expected long-term rate of return on assets on assets	8.00%	8.00%

The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$36,469	$38,582
Interest cost	1,370	1,294
Actuarial (gain) loss	5,098	(1,009)
Benefits paid	(4,634)	(2,398)
Benefit obligation at end of year	$38,303	$36,469

Change in plan assets:
Fair value of plan assets at beginning of year	$29,120	$24,777
Company contributions	475	3,718
Actual return on plan assets	2,334	3,268
Benefits paid	(4,634)	(2,398)
Plan expenses	(251)	(245)
Fair value of plan assets at end of year	$27,044	$29,120

Funded (underfunded) status:	$(11,259)	$(7,349)

Recognition of underfunded status:
Accrued pension cost	$(11,259)	$(7,349)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheet. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2015	2014
Pre-tax accumulated comprehensive loss	$17,627	$14,953

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2015 and 2014 (in thousands):

	Pension Benefits
	Pre-tax	Net of Tax

Accumulated comprehensive loss, May 1, 2013	$18,806	$11,564
Net actuarial gain	(2,191)	(1,359)
Amortization of net loss	(1,662)	(1,030)
Accumulated comprehensive loss, April 30, 2014	14,953	9,175
Net actuarial loss	4,998	3,099
Recognition of settlement loss	(1,067)	(662)
Amortization of net loss	(1,257)	(779)
Accumulated comprehensive loss, April 30, 2015	$17,627	$10,833

The Company recorded, net of tax, other comprehensive loss of $1,658,000 in 2015 and other comprehensive income of $2,389,000 in 2014 to account for the net effect of changes to the unfunded portion of pension liability.

The average asset allocation for the pension plan by asset category was as follows:

	April 30,
	2015	2014
Equity securities	69%	65%
Fixed income securities	29	27
Other (principally cash and cash equivalents)	2	8
Total	100%	100%

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

The Company funds the pension plan in compliance with IRS funding requirements. The Company’s contributions to the pension plan totaled $475,000 and $3,718,000 in 2015 and 2014. The 2014 contributions included a payment made to the PBGC of $3,243,000 as part of the settlement agreement discussed above. The Company is not required and does not expect to make contributions to the pension plan in fiscal year 2016.

The amount of future annual benefit payments is expected to be between $2,598,000 and $2,791,000 in fiscal years 2016 through 2020, and an aggregate of approximately $12,000,000 is expected to be paid in the fiscal five-year period 2021 through 2025.

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

The following tables set forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2015 and 2014 (in thousands):

2015:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$675	$675	$-	$-
Investments at fair value:
Equity securities	18,634	18,634	-	-
Corporate bonds and debentures	7,735	-	7,735	-
Total assets at fair value	$27,044	$19,309	$7,735	$-

2014:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,466	$2,466	$-	$-
Investments at fair value:
Equity securities	18,844	18,844	-	-
Corporate bonds and debentures	7,810	-	7,810	-
Total assets at fair value	$29,120	$21,310	$7,810	$-

Savings and salary deferral plans

The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which participating employees contribute salary deductions. The Company may make discretionary matching contributions to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The Company did not provide matching contributions to the 401(k) plan in 2015 and 2014.

Equity compensation plan

In 2006, the Board of Directors of the Company adopted and the shareholders approved the AMREP Corporation 2006 Equity Compensation Plan (the “Equity Plan”) that provides for the issuance of up to 400,000 shares of common stock of the Company to employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards. As of April 30, 2015, 36,000 shares were issued and outstanding under the Equity Plan, leaving 364,000 shares available for future issuance. The Equity Plan is administered by the Board of Directors and its Compensation and Human Resources Committee.

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

A summary of the 2014 and 2015 restricted share award activity presented below represents the maximum number of shares that could be vested:

Restricted time-based share awards	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2013	-	$-
Granted during 2014	24,000	6.96
Vested during 2014	-	-
Forfeited during 2014	-	-
Non-vested at April 30, 2014	24,000	6.96

Granted during 2015	12,000	6.90
Vested during 2015	(8,000)	6.80
Forfeited during 2015	-	-
Non-vested at April 30, 2015	28,000	$6.98

For 2015 and 2014, the Company recognized $122,000 and $47,000 of compensation expense related to all shares of common stock issued under the Equity Plan. As of April 30, 2015, there was $81,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan, which is expected to be recognized over the remaining vesting term not to exceed three years.

(14)	INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended April 30,
	2015	2014
	(in thousands)
Current:
Federal	$(676)	$(782)
State and local	16	(104)
	(660)	(886)
Deferred:
Federal	(1,387)	(235)
State and local	(85)	554
	(1,472)	319
Total benefit for income taxes	$(2,132)	$(567)

The components of the net deferred income taxes are as follows:

	April 30,
	2015	2014
	(in thousands)
Deferred income tax assets:
State tax loss carryforwards	$4,272	$3,340
Accrued pension costs	4,274	2,376
U.S. Federal NOL carryforward	-	4,946
Vacation accrual	210	405
Intangibles and deductible goodwill	4,835	5,560
Real estate basis differences	4,296	3,309
Other	177	-
Total deferred income tax assets	18,064	19,936

Deferred income tax liabilities:
Depreciable assets	(3,776)	(4,049)
Deferred gains on investment assets	(4,423)	(4,423)
Capitalized costs for financial reporting purposes, expensed for tax	(371)	(451)
Other	-	(318)
Total deferred income tax liabilities	(8,570)	(9,241)
Valuation allowance for realization of state tax loss carryforwards	(3,657)	(2,627)
Net deferred income tax asset	$5,837	$8,068

Valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance of $3,657,000 as of April 30, 2015 relates to net operating loss carryforwards in states where the Company either has no current operations or its operations are not considered likely to use the net operating loss carryforward prior to its expected expiration date. The net change in the total valuation allowance for state deferred taxes for 2015 was an increase of $1,030,000 and for 2014 was an increase of $359,000. The effect of the change in the valuation allowance is reflected in the state income taxes, net of federal income tax effect, in the rate reconciliation table shown below.

The remaining state net operating loss carryforwards expire beginning in the fiscal years ending April 30, 2016 through April 30, 2036. The state net operating loss carryforwards of $106,973,000 expire in future fiscal years as follows: 2016 - $0; 2017 - $0; 2018 - $0; 2019 - $0; 2020 - $1,969,000; and thereafter - $105,004,000.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company's actual tax provision:

	Year Ended April 30,
	2015	2014
	(in thousands)
Computed tax provision (benefit) at statutory rate	$(2,000)	$(470)
Increase (reduction) in tax resulting from:
State income taxes, net of federal income tax effect	(45)	(186)
Expiration of state NOLs	-	181
Meals and entertainment	11	16
Other	(98)	(108)
Actual tax provision (benefit)	$(2,132)	$(567)

The Company expects to utilize its U.S. federal net operating loss carryforward of approximately $14,416,000 and certain state net operating loss carry forwards as of April 30, 2015 to offset taxable income resulting from the results of operations for 2015. Such utilization is included in the results from discontinued operations. In addition, $9,148,000 of goodwill associated with the Palm Coast acquisition remains amortizable as of April 30, 2015.

The Company is subject to U.S. federal income taxes, and also to various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply.

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

The Company is not currently under examination by any tax authorities with respect to its income tax returns. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2011 are no longer subject to examination due to the expiration of the statute of limitations.

ASC 740-10 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following table summarizes the beginning and ending gross amount of unrecognized tax benefits:

	2015	2014
	(in thousands)
Gross unrecognized tax benefits at beginning of year	$58	$1,516
Gross increases:
Additions based on tax positions related to current year	-	-
Additions based on tax positions of prior years	-	-
Gross decreases:
Reductions based on tax positions of prior years	-	(1,458)
Reductions based on the lapse of the applicable statute of limitations	-	-
Gross unrecognized tax benefits at end of year	$58	$58

The total tax effect of gross unrecognized tax benefits at April 30, 2015 and 2014 was $58,000 as of each date which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months. The Company has elected to include interest and penalties in its income tax expense. The total amount of interest payable recognized in the accompanying consolidated balance sheets was $0 at April 30, 2015 and 2014. No amount has been accrued for penalties. In 2015 and 2014, the Company recognized net credits of $0 and $134,000 to its income tax provision related to interest in 2014, which resulted from the reduction of unrecognized tax benefits due to the completion of the IRS audit noted above for the fiscal year 2012 and 2011 tax returns.

(15)	SHAREHOLDERS’ EQUITY:

During the quarter ended July 31, 2014, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into a settlement agreement with a significant customer resulting in the issuance by the Company to that customer of 825,000 shares of its common stock. Refer to Note 17 for further detail regarding the settlement agreement. As a result of the issuance of these shares, the Company increased its common stock account by $83,000 and its contributed capital account by $4,191,000, which was based on the fair value of the Company’s common shares on the date of the settlement agreement.

During 2014, the Company completed a rights offering to holders of the Company’s common stock. As a result of the offering, the Company issued 1,199,242 shares of common stock at a price of $6.25 per share and raised proceeds of approximately $7,144,000, net of expenses of approximately $350,000. The net proceeds of the offering are being used for corporate and working capital purposes, including a payment of $3,243,000 in September 2013 to satisfy a portion of the Company’s obligation to the PBGC with respect to the Company’s pension plan (refer to Note 13). The shares of common stock were issued from the Company’s treasury stock, which reduced the recorded values of retained earnings by $15,298,000 and of treasury stock by $22,442,000.

The Company recorded, net of tax, other comprehensive loss of $1,658,000 in 2015 and other comprehensive income $2,389,000 in 2014 to account for the net effect of changes to the unfunded portion of pension liability (refer to Note 13).

(16)	IMPAIRMENT OF ASSETS:

Real Estate – During 2015 and 2014, the Company’s real estate business recorded impairment charges as a result of current appraisals that showed deterioration in the fair market values of certain properties from the prior year and the impairment charges were included in results of operations for the applicable year. During 2015, certain real estate with carrying amounts of $5,296,000 was written down to its fair value of $3,515,000, less estimated selling costs, resulting in an impairment charge of $1,809,000. During 2014, certain real estate with carrying amounts of $2,758,000 was written down to its fair value of $2,082,000, less estimated selling costs, resulting in an impairment charge of $686,000. In both years, the impairment charges were primarily related to take-back lots reacquired in prior years that initially were recorded at fair market value less estimated costs to sell and are subsequently measured at the lower of cost or fair market value less estimated costs to sell.

Fulfillment Services – During 2015, the Company’s Fulfillment Services business recognized a $771,000 impairment charge relating to the discontinuance of the development of certain software. The impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

(17)	GAIN FROM SETTLEMENT:

During the first quarter of 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into a settlement agreement (the “Settlement Agreement”) with a significant customer, Heinrich Bauer (USA) LLC (“Bauer”). Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributed certain magazines of Bauer in return for a commission. Palm Coast and Bauer were parties to an ordinary course of business contract pursuant to which Palm Coast provided certain fulfillment services to Bauer in return for service fees. During the first quarter of 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provided Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014.

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

(18)	COMMITMENTS AND CONTINGENCIES:

Non-cancelable leases

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2015 and 2014 was approximately $314,000 and $123,000. The total minimum rental commitments of $912,000 for fiscal years subsequent to April 30, 2015 are due as follows: 2016 - $858,000; 2017 - $53,000; 2018 - $1,000; and none thereafter.

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

At April 30, 2015, AMREP Southwest has posted bonds to support its future development commitments in Rio Rancho of approximately $1,945,000.

(19)	LITIGATION:

As described in Note 2, the Company sold all of its Product Packaging and Fulfillment Services business and its Newsstand Distribution Services business on February 9, 2015. In connection with the sale, the Product Packaging and Fulfillment Services business and the Newsstand Distribution Services business retained substantially all of their pre-closing assets, liabilities, rights and obligations, including any and all past, current and future liability with respect to this lawsuit: In March 2009, a civil action was commenced against one of the Company’s previously wholly-owned subsidiaries in the United States District Court for the Southern District of New York entitled Anderson News, L.L.C., et al. v. American Media, Inc., et al. Anderson News, L.L.C. (“Anderson”) was a wholesaler of magazines. Anderson had alleged that magazine publishers and distributors, including the Company’s previously wholly-owned subsidiary, Kable Distribution, conspired to boycott Anderson to drive it out of business, and that other wholesalers participated in this effort. Anderson had asserted claims under Section 1 of the Sherman Act (antitrust), for defamation, for tortious interference with its contracts with retailers, and for civil conspiracy. Damages had not been quantified, but would presumably be alleged to be substantial. Anderson had alleged that the distributor and publisher defendants acted in concert to cut off Anderson from its supply of magazines to enable them to gain control of the single-copy magazine distribution channel.

The Company and its subsidiaries are involved in various claims and legal actions arising in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

(20)	INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS:

The Company has identified two reportable segments in which it currently has business operations: (i) Fulfillment Services and (ii) Real Estate operations. Fulfillment Services performs subscription fulfillment and related services for publishers and other customers. Real Estate operations primarily include land sales activities, which involve the obtaining of approvals and the sale of both developed and undeveloped lots to homebuilders, commercial users and others, as well as investments in commercial and investment properties. Certain common expenses as well as identifiable assets are allocated among reportable segments based upon management’s estimate of each segment’s absorption. Other revenues and expenses not identifiable with a specific segment are shown as a separate segment in this presentation.

The accounting policies of the segments are the same as those described in Note 1. See Note 14 for disclosure regarding differences between the U.S. federal statutory income tax rate to the actual tax provision. The following tables set forth summarized data relative to the industry segments in which the Company operated (other than with respect to discontinued operations) (in thousands):

	Fulfillment Services	Real Estate Operations	Corporate and Other	Consolidated
Year ended April 30, 2015:
Revenues (a)	$43,684	$6,366	$(260)	$49,790
Net income (loss)	$(1,630)	$(3,367)	$1,413	$(3,584)
Provision (benefit) for income taxes	(877)	(1,977)	722	(2,132)
Interest expense (income), net	700	2,730	(1,815)	1,615
Depreciation and amortization	2,999	91	174	3,264
Impairment of assets	771	1,809	-	2,580
EBITDA (b)	$1,963	$(714)	$494	$1,743

Total assets excluding assets of discontinued operations	$59,743	$82,187	$(4,890)	$137,040
Total liabilities excluding liabilities of discontinued operations	$36,245	$37,744	$(28,876)	$45,113
Capital expenditures	$1,127	$-	$-	$1,127

Year ended April 30, 2014:
Revenues (a)	$58,479	$4,000	$(282)	$62,197
Net income (loss)	$1,689	$(3,838)	$1,502	$(647)
Provision (benefit) for income taxes	697	(2,103)	839	(567)
Interest expense (income), net	730	2,740	(1,749)	1,721
Depreciation and amortization	3,506	80	(396)	3,190
Impairment of assets	-	686	-	686
EBITDA (b)	$6,622	$(2,435)	$196	$4,383

Total assets excluding assets of discontinued operations	$58,672	$87,508	$(2,412)	$143,768
Total liabilities excluding liabilities of discontinued operations	$35,682	$43,521	$(35,654)	$43,549
Capital expenditures	$1,217	$42	$-	$1,259

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying statements of operations. Corporate revenue is net of an intercompany revenue elimination.
(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other persons whose certifications accompany this annual report, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other persons have concluded that, due to a material weakness in the Company’s internal control over financial reporting described below, such disclosure controls and procedures were not effective as of April 30, 2015 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control Over Financial Reporting, included in Part II, “Item 8. Financial Statements and Supplementary Data” of this report.

A material weakness of an internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2015. Management has reviewed the results of this assessment with the Audit Committee of the Board of Directors.

The material weakness in internal control over financial reporting as of April 30, 2015 was over the accounting for certain complex non-routine transactions; specifically, the Company did not utilize sufficient technical accounting capabilities related to complex non-routine transactions within the Company’s pension plan and tax accounting and disclosure in connection with the gain on the disposal of discontinued operations. The complex non-routine transactions material weakness resulted in audit adjustments related to the tax provision for the 4th quarter of fiscal 2015 and the revision of the Company’s condensed consolidated financial statements for the three and nine months ended January 31, 2015 to adjust pension expense and correct diluted earnings (loss) per share.

Management has developed certain remediation steps to address the material weakness discussed above and to improve internal control over financial reporting. If not remediated, these control deficiencies could result in material misstatements to the Company’s financial statements. The Company and the Board of Directors take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The following remediation steps will be implemented by the Company as soon as practicable with respect to complex non-routine transactions: (i) continual evaluation and enhancement of internal technical accounting capabilities, supported by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and (ii) enhanced awareness to identify complex technical accounting topics and early identification of situations which might require the use of third-party advisors and consultants.

The Company is committed to maintaining a strong internal control environment, and believes that these remediation actions will represent significant improvements in the Company’s controls when they are fully implemented. Management has begun to implement remediation steps, but some steps have not had sufficient time to be fully integrated in the operation of the Company’s internal control over financial reporting. As such, the identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been designed and controls are in operation for a sufficient period of time for the Company’s management to conclude that the material weaknesses have been remediated. Additional remediation measures may be required, which may require additional implementation time. Management will continue to assess the effectiveness of the Company’s remediation efforts in connection with the Company’s evaluations of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the three months ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “2015 Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant”.

Item 11.	Executive Compensation

The information set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “The Board of Directors and its Committees” and “Certain Transactions” in the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the subheadings “Audit Fees” and “Pre-Approval Policies and Procedures” in the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)                           1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this report:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 29, 2015 – McGladrey LLP

•	Consolidated Balance Sheets - April 30, 2015 and 2014

•	Consolidated Statements of Operations for the Two Years Ended April 30, 2015

•	Consolidated Statements of Comprehensive Income (Loss) for the Two Years Ended April 30, 2015

•	Consolidated Statements of Shareholders' Equity for the Two Years Ended April 30, 2015

•	Consolidated Statements of Cash Flows for the Two Years Ended April 30, 2015

•	Notes to Consolidated Financial Statements

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

Dated: July 29, 2015
By: /s/ Peter M. Pizza
Peter M. Pizza
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher V. Vitale	Executive Vice President, Chief Administrative Officer & General	July 29, 2015
Christopher V. Vitale	Counsel (Principal Executive Officer)

/s/ Peter M. Pizza	Vice President and Chief Financial Officer (Principal Financial and	July 29, 2015
Peter M. Pizza	Accounting Officer)

/s/ Edward B. Cloues, II	Director	July 29, 2015
Edward B. Cloues, II

/s/ Lonnie A. Coombs	Director	July 29, 2015
Lonnie A. Coombs

/s/ Theodore J. Gaasche	Director	July 29, 2015
Theodore J. Gaasche

/s/ Albert V. Russo	Director	July 29, 2015
Albert V. Russo

/s/ Jonathan B. Weller	Director	July 29, 2015
Jonathan B. Weller

EXHIBIT INDEX

NUMBER	ITEM

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-3 filed March 21, 2007)

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed December 16, 2013)

4.1	Revolving Credit and Security Agreement dated May 13, 2010, by and among Kable Media Services, Inc., Kable Distribution Services, Inc., Kable Product Services, Inc., Kable News Company, Inc., Palm Coast Data Holdco, Inc., Kable Staffing Resources LLC, Kable Specialty Packaging Services LLC, Kable News International, Inc., Kable Fulfillment Services, Inc. and Palm Coast Data LLC, and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 18, 2010)

4.2	Amendment, dated July 18, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, by and among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed July 26, 2012)

4.3	First Amendment, dated October 1, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 2, 2012)

4.4	Second Amendment and Joinder, dated December 31, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2013)

4.5	Third Amendment, dated April 2, 2013, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013)

4.6	Fourth Amendment, dated June 11, 2014, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 11, 2014)

4.7	Fifth Amendment, dated as of February 9, 2015, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

4.8	Sixth Amendment, dated as of April 10, 2015, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Staffing Resources LLC, Palm Coast Data Holdco, Inc., Palm Coast Data LLC and FulCircle Media, LLC and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 10, 2015)

4.9	Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.10		$22,500,000 Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.11		First Amendment, dated April 29, 2011, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.12		First Modification, dated April 29, 2011, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.13		Second Amendment, dated August 24, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.14		Second Modification, dated August 24, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.15		Third Amendment, dated November 19, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.16		Third Modification, dated November 19, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.17		Consent Agreement, dated September 8, 2014, by and between Kappa Lending Group, LLC and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.1	(a)	Amended and Restated Distribution Agreement, dated July 1, 2008, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009)

10.2	(a)	First Amendment, dated February 14, 2011, to the Amended and Restated Distribution Agreement, dated July 1, 2008, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed July 21, 2011)

10.3		Second Amendment, dated as of June 27, 2014, to Amended and Restated Distribution Agreement, dated as of June 27, 2014, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 1, 2014)

10.4		Tolling and Forbearance Agreement, dated August 13, 2012, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 14, 2012)

10.5		Settlement Agreement, dated as of August 30, 2013, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

10.6	(a)	Settlement Agreement, dated June 11, 2014, by and among Heinrich Bauer (USA) LLC, Kable Distribution Services, Inc., Palm Coast Data LLC and AMREP Corporation. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed September 15, 2014)

10.7		Oil and Gas Lease and the Addendum thereto, each dated September 8, 2014, by and among AMREP Southwest Inc., Outer Rim Investments, Inc., Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.8		Stock Purchase Agreement, dated as of February 9, 2015, between DFI Holdings, LLC, KPS Holdco, LLC and American Investment Republic Co. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.9		Promissory Note, dated as of February 9, 2015, made by DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.10		Transition Services Agreement, dated as of February 9, 2015, between DFI Holdings, LLC, KPS Holdco, LLC and American Investment Republic Co. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.11		Release Agreement, dated as of February 9, 2015, by American Investment Republic Co. in favor of Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.12		Release Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.13		Release Agreement, dated as of February 9, 2015, by DFI Holdings, LLC, KPS Holdco, LLC and Michael P. Duloc in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.14		Line of Credit Promissory Note, dated as of February 9, 2015, made by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.15		Guaranty Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.16		Security Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.17		Asset Purchase Agreement, dated as of April 10, 2015, between TSJ Staffing, LLC and Kable Staffing Resources LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 10, 2015)

10.18	(b)	2006 Equity Compensation Plan. (Incorporated by reference to Appendix B to Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006)

10.19	(b)	Form of Restricted Stock Award under the 2006 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)

10.20	(a)(b)	Incentive compensation plan for Michael P. Duloc for fiscal 2014. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed September 15, 2014)

10.21	(b)	Change of Control Agreement, dated as of March 5, 2014, between Palm Coast Data LLC and Rory Burke. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 7, 2014)

10.22	(b)	Incentive compensation plan for Rory Burke for fiscal 2014. (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K filed July 29, 2014)

21	(c)	Subsidiaries of Registrant.

23	(c)	Consent of McGladrey LLP.

31.1	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	(c)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

____________________

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(b) Management contract or compensatory plan or arrangement in which directors or officers participate.

(c) Filed herewith.

