Form 10-Q
period 2015-07-31
AMREP CORP.
filed 2015-09-14
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 2015

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 11, 2015 – 8,059,454.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	July 31, 2015	April 30, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,697	$12,050
Receivables, net	10,933	11,265
Real estate inventory	66,388	66,321
Investment assets, net	15,328	15,364
Property, plant and equipment, net	15,467	15,763
Intangible and other assets, net	9,670	10,440
Taxes receivable	1,781	-
Deferred income taxes, net	5,837	5,837
Assets of discontinued operations	-	1,689
TOTAL ASSETS	$135,101	$138,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$8,826	$10,284
Notes payable:
Amounts due within one year	130	128
Amounts due beyond one year	3,927	3,959
Amounts due to related party	13,782	14,003
	17,839	18,090

Taxes payable	-	653
Other liabilities and deferred revenue	4,766	4,827
Accrued pension cost	11,513	11,259
Liabilities of discontinued operations	-	295
TOTAL LIABILITIES	42,944	45,408

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,284,704 at July 31, 2015 and 8,281,704 at April 30, 2015	828	828
Capital contributed in excess of par value	50,553	50,538
Retained earnings	55,824	57,003
Accumulated other comprehensive loss, net	(10,833)	(10,833)
Treasury stock, at cost; 225,250 shares at July 31, 2015 and April 30, 2015	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	92,157	93,321
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,101	$138,729

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended July 31, 2015 and 2014

(Amounts in thousands, except per share amounts)

	2015	2014
REVENUES:
Fulfillment services	$9,181	$11,909
Real estate land sales	110	384
Other	284	28
	9,575	12,321
COSTS AND EXPENSES:
Real estate land sales	36	222
Operating expenses:
Fulfillment services	8,780	9,392
Real estate selling expenses	53	60
Other	347	441
General and administrative expenses:
Fulfillment services	865	1,107
Real estate operations and corporate	1,019	827
Impairment of assets	-	925
Interest expense	379	392
	11,479	13,366
Loss from continuing operations before income taxes	(1,904)	(1,045)

Benefit for income taxes	(725)	(409)
Loss from continuing operations	(1,179)	(636)

Discontinued operations (Note 2)
Income from discontinued operations before income taxes	-	10,968
Provision for income taxes	-	4,068
Income from discontinued operations	-	6,900

Net income (loss)	(1,179)	6,264

Retained earnings, beginning of period	57,003	45,683
Retained earnings, end of period	$55,824	$51,947

Loss per share – continuing operations – basic and diluted	$(0.15)	$(0.08)
Earnings per share – discontinued operations – basic and diluted	$-	$0.90
Earnings (loss) per share, net - basic and diluted	$(0.15)	$0.82
Weighted average number of common shares outstanding	8,029	7,599

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows from Continuing Operations (Unaudited)
Three Months Ended July 31, 2015 and 2014
(Amounts in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,179)	$(636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of assets	-	925
Depreciation and amortization	746	826
Non-cash credits and charges:
Allowance for (recovery of) doubtful accounts	29	(111)
Stock-based compensation	21	36
Changes in assets and liabilities, net of effects of discontinued operations:
Receivables	303	2,146
Real estate inventory and investment assets	(67)	(274)
Intangible and other assets	432	1,422
Accounts payable and accrued expenses	(1,458)	(1,492)
Taxes receivable and payable	(2,434)	3
Deferred income taxes and other liabilities	(61)	(408)
Accrued pension costs	254	53
Total adjustments	(2,235)	3,126
Net cash provided by (used in) operating activities	(3,414)	2,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(82)	(377)
Net cash used in investing activities	(82)	(377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(251)	(71)
Net transfers from (to) discontinued operations	1,394	(1,311)
Net cash provided by (used in) financing activities	1,143	(1,382)

Increase (decrease) in cash and cash equivalents	(2,353)	731
Cash and cash equivalents, beginning of period	12,050	7,571
Cash and cash equivalents, end of period	$9,697	$8,302

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$324	$408
Income taxes paid (refunded), net	$1,854	$(3)
Non-cash transactions:
Issuance of common stock in settlement	$-	$4,274

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2015 and 2014

(1)	BASIS OF PRESENTATION

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2016 and 2015 are to the fiscal years ending April 30, 2016 and 2015 and all references to the first quarter and first three months of 2016 and 2015 mean the fiscal three month periods ended July 31, 2015 and 2014.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2015, which was filed with the SEC on July 29, 2015 (the “2015 Form 10-K”).

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the Financial Accounting Standards Board voted to defer the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of May 1, 2018 and early adoption is permitted as of May 1, 2017. The Company has not determined the transition approach that will be utilized nor has it estimated the impact of adopting the new accounting standard.

(2)	DISCONTINUED OPERATIONS

Prior to February 9, 2015, the Company had been engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business. On February 9, 2015, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business were sold. In addition, prior to April 10, 2015, the Company had also been engaged in the Staffing Services business. On April 10, 2015, the Staffing Services business was sold. The Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business have been classified as “discontinued operations” in the Company’s financial statements. Financial information from prior periods has been reclassified to conform to this presentation. Refer to Item 1 of Part I of the 2015 Form 10-K for more detail about the sale of the Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business.

The following table provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations in the accompanying balance sheets (in thousands):

	July 31, 2015	April 30, 2015

Carrying amounts of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$-	$1,241
Receivables, net	-	431
Intangible and other assets, net	-	17
Total assets classified as discontinued operations in the accompanying balance sheets	$-	$1,689

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable, net and accrued expenses	$-	$150
Deferred and income taxes payable	-	145
Total liabilities classified as discontinued operations in the accompanying balance sheets	$-	$295

The following table provides a reconciliation of the carrying amounts of components of pretax income or loss of the discontinued operations to the amounts reported in the accompanying statements of operations (in thousands):

For the three months ended:

	July 31, 2015	July 31, 2014

Components of pretax income from discontinued operations:
Revenues	$-	$5,658
Operating expenses	-	(5,196)
General and administrative expenses	-	(621)
Gain from settlement (Note 11)	-	11,155
Interest expense	-	(28)
Income from discontinued operations before income taxes	-	10,968
Provision for income taxes	-	4,068
Net income from discontinued operations	$-	$6,900

The following table provides the total operating and investing cash flows of the discontinued operations for the periods in which the results of operations of the discontinued operations are presented in the accompanying statements of operations (in thousands):

For the three months ended:

	July 31, 2015	July 31, 2014

Cash flows from discontinued operating activities:
Net income	$-	$6,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on settlement	-	(11,155)
Depreciation and amortization	-	106
Non-cash credits and charges:
Allowance for doubtful accounts	-	22
Changes in assets and liabilities:
Receivables	431	(3,617)
Intangible and other assets	17	(1,147)
Accounts payable and accrued expenses	(150)	(1,781)
Other	(145)	4,041
Total adjustments	153	(13,531)
Net cash provided by (used in) operating activities	$153	$(6,631)

Cash flows from investing activities:
Capital expenditures - property, plant and equipment	$-	$(31)
Net cash used in investing activities	$-	$(31)

(3)	RECEIVABLES

Receivables, net consist of the following (in thousands):

	July 31, 2015	April 30, 2015

Fulfillment Services	$8,157	$7,993
Buyer promissory note	1,600	1,600
Line of credit receivable	1,500	2,000
Real estate operations and corporate	147	116
	11,404	11,709
Less allowance for doubtful accounts	(471)	(444)
	$10,933	$11,265

Refer to Item 1 of Part I of the 2015 Form 10-K for detail about the buyer promissory note and line of credit issued in connection with the sale of the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business.

During the first quarter of 2016, revenues from one major customer of the Company’s Fulfillment Services business totaled $1,230,000 or 12.8% of total revenues for the Company. As of August 31, 2015, the Company’s Fulfillment Services business had $433,000 of outstanding accounts receivable from this customer.

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	July 31,	April 30,
	2015	2015

Land, buildings and improvements	$20,003	$20,000
Furniture and equipment	18,797	19,098
	38,800	39,098
Less accumulated depreciation	(23,333)	(23,335)
	$15,467	$15,763

(5)	INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	July 31, 2015		April 30, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer contracts and relationships	$16,986	$11,110	$16,986	$10,757
Prepaid expenses	2,606	-	2,520	-
Deferred order entry costs	920	-	961	-
Other	268	-	730	-
	$20,780	$11,110	$21,197	$10,757

Customer contracts and relationships are amortized on a straight line basis over twelve years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	July 31,	April 30,
	2015	2015

Fulfillment Services	$7,593	$8,910
Real estate operations and corporate	1,233	1,374
	$8,826	$10,284

The July 31, 2015 accounts payable, net and accrued expenses total includes customer postage deposits of $4,140,000, accrued expenses of $1,852,000, trade payables of $986,000 and other of $1,848,000. The April 30, 2015 accounts payable, net and accrued expenses total includes customer postage deposits of $4,832,000, accrued expenses of $1,142,000, trade payables of $1,641,000 and other of $2,669,000.

(7)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	July 31, 2015	April 30, 2015
Credit facilities:
Real estate operations	$13,782	$14,003
PNC Credit Facility	-	-
Other notes payable	4,057	4,087
	$17,839	$18,090

Real Estate Loan

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $13,782,000 at July 31, 2015, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho, New Mexico and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $63,944,000 as of July 31, 2015. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 8.

Other Notes Payable

Other notes payable consist of a mortgage note payable with an outstanding principal balance of $4,057,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%. The amount of Other notes payable due within one year totals $130,000.

PNC Credit Facility

The Company’s Fulfillment Services business had a revolving credit and security agreement with PNC Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility expired by its terms on August 12, 2015. There were no borrowings during the quarter ended July 31, 2015 and no balance outstanding at the end of the quarter. At July 31, 2015, the borrowers were in compliance with the covenants of the PNC Credit Facility.

(8)	DEFERRED REVENUE

Refer to Item 8 of Part II of the 2015 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first quarter of 2016. Revenue from this transaction is being recorded over the lease term and approximately $57,000 was recognized during the first quarter of 2016 and none for the same period of 2015, which is included in Other revenues in the accompanying financial statements. At July 31, 2015, there remained $701,000 of deferred revenue.

Refer to Item 8 of Part II of the 2015 Form 10-K for detail about a lease agreement for a warehouse facility owned by El Dorado Utilities, Inc. in Fairfield, Ohio. The amount of deferred rent revenue in connection with the lease totaled $1,013,000 and $1,042,000 at July 31, 2015 and April 30, 2015. The credit related to the amortization of the deferred rent revenue is accounted for as a reduction of general and administrative expenses for real estate operations and corporate in the accompanying financial statements and totaled $29,000 for both quarters ending July 31, 2015 and 2014.

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

The Company did not have any long-term, fixed-rate notes receivables at July 31, 2015 or April 30, 2015. The estimated fair values of the Company’s long-term, fixed-rate notes payable were $16,236,000 and $16,365,000 compared with carrying amounts of $17,839,000 and $18,090,000 at July 31, 2015 and April 30, 2015.

(10)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first quarter of 2016, the Company substituted certain real property subject to the first lien mortgage in favor of the PBGC. During the first quarter of 2016, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

Equity compensation plan

The Company issued 3,000 shares of restricted common stock under the AMREP Corporation 2006 Equity Compensation Plan (the “Equity Plan”) during the first quarter of 2016. During the first quarter of 2016, 4,000 shares of common stock previously issued under the Equity Plan vested leaving 27,000 shares issued under the Equity Plan that have not vested as of July 31, 2015. For the first quarter of 2016 and 2015, the Company recognized $21,000 and $36,000 of compensation expense related to the restricted shares of common stock issued. As of July 31, 2015, there was $76,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan, which is expected to be recognized over the remaining vesting term not to exceed three years.

(11)	GAIN FROM SETTLEMENT

During the first quarter of 2015, the Company and certain of its subsidiaries entered into a settlement agreement with a significant customer, Heinrich Bauer (USA) LLC. As a result of the settlement agreement, the Company recognized a pretax gain of $11,155,000, which is included in the results of discontinued operations in the accompanying financial statements for 2015. Refer to Item 1 of Part I of the 2015 Form 10-K for additional detail about the settlement agreement.

(12)	IMPAIRMENT OF ASSETS

During the first quarter of 2015, the Company’s Fulfillment Services business recognized a $925,000 impairment charge relating to the discontinuance of the development of certain software. The impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

(13)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated (other than with respect to discontinued operations) for the three month periods ended July 31, 2015 and 2014 (in thousands).

	Fulfillment Services	Real Estate Operations	Corporate and Other	Consolidated
Three months ended July 31, 2015 (a):
Revenues	$9,181	$168	$226	$9,575

Net income (loss) from continuing operations	$(776)	$(766)	$363	$(1,179)
Provision (benefit) for income taxes	(456)	(454)	185	(725)
Interest expense (income), net	167	671	(459)	379
Depreciation and amortization	716	23	7	746
EBITDA (b)	$(349)	$(526)	$96	$(779)
Capital expenditures	$82	$-	$-	$82
Three months ended July 31, 2014 (a):
Revenues	$11,909	$484	$(72)	$12,321

Net income (loss) from continuing operations	$(338)	$(754)	$456	$(636)
Provision (benefit) for income taxes	(198)	(454)	243	(409)
Interest expense (income), net	175	695	(478)	392
Depreciation and amortization	794	23	9	826
Impairment of assets	925	-	-	925
EBITDA (b)	$1,358	$(490)	$230	$1,098
Capital expenditures	$377	$-	$-	$377

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary, FulCircle Media, LLC (“FulCircle”). Data concerning industry segments is set forth in Note 13 of the notes to the consolidated financial statements included in this report on Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

Prior to February 9, 2015, the Company had been engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business. On February 9, 2015, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business were sold. In addition, prior to April 10, 2015, the Company had also been engaged in the Staffing Services business. On April 10, 2015, the Staffing Services business was sold. The Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business have been classified as “discontinued operations” in the Company’s financial statements. Financial information from prior periods has been reclassified to conform to this presentation. Refer to Item 1 of Part I of the Company’s annual report on Form 10-K for the year ended April 30, 2015, which was filed with the SEC on July 29, 2015 (the “2015 Form 10-K”), for more detail about the sale of the Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the 2015 Form 10-K. Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2016 and 2015 are to the fiscal years ending April 30, 2016 and 2015 and all references to the first quarter and first three months of 2016 and 2015 mean the fiscal three month period ended July 31, 2015 and 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2015 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2015 Form 10-K. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2015 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2015 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2015 Form 10-K. The Company did not adopt any accounting policy in the first quarter of 2016 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Continuing Operations

For the first quarter of 2016, the Company’s continuing operations recorded a net loss of $1,179,000, or $0.15 per share, compared to a net loss of $636,000 or $0.08 per share, for the first quarter of 2015. Revenues from continuing operations were $9,575,000 for the first quarter of 2016 compared to $12,321,000 for the same period in the prior year.

Revenues from the Company’s Fulfillment Services operations decreased from $11,909,000 for the first quarter of 2015 to $9,181,000 for the same period in 2016. The decrease in revenues was due in part to lower revenues in 2016 of $1,438,000 from a significant customer that changed fulfillment service providers, and which consisted largely of contract termination fees that had little or no operating expenses associated with them. Magazine publishers are the principal customers of the Company’s Fulfillment Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. Operating expenses for Fulfillment Services decreased from $9,392,000 for the first quarter of 2015 to $8,780,000 for the same period in 2016, primarily attributable to lower payroll and benefits, as well as lower facilities and equipment expenses. In addition, during the first quarter of 2015, the Fulfillment Services business recorded a non-cash impairment charge of $925,000 due to the discontinuance of the development of certain software. This impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs. Should the adverse Fulfillment Services business conditions continue, the Fulfillment Services business may experience future impairment charges related to its long-lived assets.

Revenues from the Company’s Real Estate land sales were $110,000 for the first quarter of 2016 compared to $384,000 for the same period of 2015. For the first quarters of 2016 and 2015, the Company’s land sales in New Mexico were as follows:

	Ended July 31, 2015			Ended July 31, 2014
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	0.1	$35	$350	0.5	$172	$344
Commercial	-	-	-	0.8	212	265
Total Developed	0.1	35	350	1.3	384	295
Undeveloped	10.1	75	7	-	-	-
Total	10.2	$110	$11	1.3	$384	$295

The average gross profit percentage on land sales was 68% for the first quarter of 2016 compared to 42% for the same period of 2015. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Other revenues increased from $28,000 for the first three months of 2015 to $284,000 for the same period of 2016. Other revenues consist primarily of revenues from the rental of a warehouse in Fairfield, Ohio and also from an oil and gas lease entered into by AMREP Southwest and one its subsidiaries during the second quarter of 2015. Refer to Item 8 of Part II of the 2015 Form 10-K for further detail regarding the oil and gas lease.

Other operating expenses decreased from $441,000 for the first quarter of 2015 to $347,000 for the same period of 2016, primarily due to reduced real estate taxes and land maintenance costs at AMREP Southwest and its subsidiaries.

General and administrative expenses of Fulfillment Services operations decreased from $1,107,000 for the first quarter of 2015 to $865,000 for the same period of 2016, primarily due to lower payroll and benefit costs. Real estate operations and corporate general and administrative expenses increased from $827,000 in the first quarter of 2015 to $1,019,000 for the same period in 2016, primarily due to increased pension costs resulting from the Company’s corporate office having assumed responsibility in 2016 for the pension expense related to the discontinued operations.

Interest expense for continuing operations was $379,000 for the first quarter of 2016 compared to $392,000 for the same period of 2015, primarily due to a slightly lower principal loan balance at AMREP Southwest.

The Company’s effective tax rate for continuing operations was 38.1% for the first quarter of 2016 compared to 41.8% for the same period of 2015. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both July 31, 2015 and April 30, 2015 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

Discontinued Operations

Prior to fiscal 2016, the Company had been engaged in the Newsstand Distribution Services, Product Packaging and Fulfillment Services and Staffing Services businesses. During 2015, these businesses were sold and the operations of those businesses have been classified as “discontinued operations” in the Company’s financial statements. Financial information for prior periods has been reclassified to conform to this presentation. The net income from discontinued operations for the first quarter of 2015 included a pre-tax gain of $11,155,000 ($7,028,000 after tax, or $0.92 per share) from a settlement agreement in the Newsstand Distribution Services business with a major customer.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funding for working capital requirements is cash flow from operations. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.

Operating Activities

Receivables, net decreased from $11,265,000 at April 30, 2015 to $10,933,000 at July 31, 2015 due to reduced borrowings by the buyers of the Company’s former Newsstand Distribution Services and Product Packaging and Fulfillment Services businesses. Accounts payable and accrued expenses decreased from $10,284,000 at April 30, 2015 to $8,826,000 at July 31, 2015, primarily due to lower business volumes and the timing of payments to vendors.

Real estate inventory increased from $66,321,000 at April 30, 2015 to $66,388,000 at July 31, 2015. Property, plant and equipment decreased from $15,763,000 at April 30, 2015 to $15,467,000 at July 31, 2015, primarily due to normal depreciation of fixed assets.

Other liabilities and deferred revenue decreased from $4,827,000 at April 30, 2015 to $4,766,000 at July 31, 2015, primarily reflecting the amortization of deferred revenue related to the oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the second quarter of 2015.

Investing Activities

Capital expenditures for continuing operations totaled $82,000 for the first three months of 2016 and $377,000 for the same period of 2015, primarily for the Fulfillment Services business.

Financing Activities

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $13,782,000 at July 31, 2015, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $63,944,000 as of July 31, 2015. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the second quarter of 2015. At July 31, 2015, AMREP Southwest was in compliance with the covenants of the loan facility.

Other notes payable consist of a mortgage note payable with an outstanding principal balance of $4,057,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%. The amount of Other notes payable due within one year totals $130,000.

The Company’s Fulfillment Services business had a revolving credit and security agreement with PNC Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility expired by its terms on August 12, 2015. There were no borrowings during the quarter ended July 31, 2015 and no balance outstanding at the end of the quarter. At July 31, 2015, the borrowers were in compliance with the covenants of the PNC Credit Facility.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding whether the liability for unrecognized tax benefits will change in the next twelve months, the future business conditions that may be experienced by the Company and future impairment charges that may be incurred related to the Company’s long-lived assets. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other person whose certification accompanies this quarterly report, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other person have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its chief financial officer and such other person, as appropriate to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Material Weakness Previously Identified

Refer to Item 9A of Part II of the 2015 Form 10-K for detail about a previously identified material weakness in the Company’s internal control over financial reporting over complex and non-routine transactions. The Company has implemented the following remediation steps to address this material weakness: (i) continual evaluation and enhancement of internal technical accounting capabilities, supported by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and (ii) enhanced awareness to identify complex technical accounting topics and early identification of situations which might require the use of third-party advisors and consultants. The material weakness will not be considered remediated until the controls are in operation for a sufficient period of time for the Company’s management to conclude that the material weaknesses have been remediated. Management will continue to assess the effectiveness of the Company’s remediation efforts in connection with management’s evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.    Other Information

The following disclosure would otherwise be filed on Form 8-K under Item 5.03:

On September 10, 2015, Section 1(a) of Article III of the By-Laws of AMREP Corporation (the “Company”) was amended to provide that the Board of Directors of the Company consists of four directors.

The following disclosure would otherwise be filed on Form 8-K under Item 5.07:

The 2015 Annual Meeting of Shareholders of the Company was held on September 10, 2015. At the meeting, shareholders holding an aggregate of 6,113,746 shares of common stock, par value $.10, of the Company out of a total of 8,056,454 shares outstanding and entitled to vote, were present in person or represented by proxy.

At the meeting, Edward B. Cloues, II was reelected as a director of the Company in Class I by the final votes set forth opposite his name, to hold office until the 2018 Annual Meeting of Shareholders and until his successor is elected and qualified:

	Votes For	Votes Withheld	Broker Non-Votes
Edward B. Cloues, II	5,468,548	645,198	0

In addition, the following proposal was voted on and approved at the meeting:

Proposal	Votes For	Votes Against	Abstentions	Broker Non- Votes
Advisory vote on the compensation paid to the Company’s named executive officers	3,320,978	2,778,662	14,106	0

Item 6.	Exhibits

Exhibit Number	Description
3.1	By-Laws, as amended
10.1	First Amendment to Settlement Agreement, dated as of July 15, 2015, between the Pension Benefit Guaranty Corporation and Registrant
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2015	AMREP CORPORATION
(Registrant)

	By:	/s/ Peter M. Pizza
Peter M. Pizza
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	By-Laws, as amended
10.1	First Amendment to Settlement Agreement, dated as of July 15, 2015, between the Pension Benefit Guaranty Corporation and Registrant
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

