Form 10-Q
period 2015-10-31
AMREP CORP.
filed 2015-12-11
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 2015

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 4, 2015 – 8,059,454.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	October 31, 2015	April 30, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,397	$12,050
Receivables, net	9,535	11,265
Real estate inventory	65,533	66,321
Investment assets, net	15,292	15,364
Property, plant and equipment, net	15,516	15,763
Intangible and other assets, net	8,859	10,440
Taxes receivable	1,791	-
Deferred income taxes, net	6,265	5,837
Assets of discontinued operations	-	1,689
TOTAL ASSETS	$135,188	$138,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$10,045	$10,284
Notes payable:
Amounts due within one year	132	128
Amounts due beyond one year	3,893	3,959
Amounts due to related party	13,183	14,003
	17,208	18,090

Taxes payable	-	653
Other liabilities and deferred revenue	4,686	4,827
Accrued pension cost	11,768	11,259
Liabilities of discontinued operations	-	295
TOTAL LIABILITIES	43,707	45,408

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,284,704 at October 31, 2015 and 8,281,704 at April 30, 2015	828	828
Capital contributed in excess of par value	50,553	50,538
Retained earnings	55,148	57,003
Accumulated other comprehensive loss, net	(10,833)	(10,833)
Treasury stock, at cost; 225,250 shares at October 31, 2015 and April 30, 2015	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	91,481	93,321
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,188	$138,729

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended October 31, 2015 and 2014

(Amounts in thousands, except per share amounts)

	2015	2014
REVENUES:
Fulfillment services	$8,726	$11,803
Real estate land sales	2,180	2,513
Other	315	41
	11,221	14,357
COSTS AND EXPENSES:
Real estate land sales	1,882	2,188
Operating expenses:
Fulfillment services	7,867	9,565
Real estate selling expenses	55	67
Other	333	328
General and administrative expenses:
Fulfillment services	880	1,112
Real estate operations and corporate	946	818
Interest expense	364	370
	12,327	14,448
Loss from continuing operations before income taxes	(1,106)	(91)

Provision (benefit) for income taxes	(430)	6
Loss from continuing operations	(676)	(97)

Discontinued operations (Note 2)
Income from discontinued operations before income taxes	-	443
Provision for income taxes	-	92
Income from discontinued operations	-	351

Net income (loss)	(676)	254

Retained earnings, beginning of period	55,824	51,947
Retained earnings, end of period	$55,148	$52,201

Loss per share – continuing operations – basic and diluted	$(0.08)	$(0.01)
Earnings per share – discontinued operations – basic and diluted	$-	$0.04
Earnings (loss) per share, net - basic and diluted	$(0.08)	$0.03
Weighted average number of common shares outstanding	8,038	8,026

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Six Months Ended October 31, 2015 and 2014

(Amounts in thousands, except per share amounts)

	2015	2014
REVENUES:
Fulfillment services	$17,907	$23,712
Real estate land sales	2,290	2,897
Other	599	69
	20,796	26,678
COSTS AND EXPENSES:
Real estate land sales	1,918	2,410
Operating expenses:
Fulfillment services	16,647	18,957
Real estate selling expenses	108	127
Other	680	769
General and administrative expenses:
Fulfillment services	1,745	2,219
Real estate operations and corporate	1,965	1,645
Impairment of assets	-	925
Interest expense	743	762
	23,806	27,814
Loss from continuing operations before income taxes	(3,010)	(1,136)

Benefit for income taxes	(1,155)	(403)
Loss from continuing operations	(1,855)	(733)

Discontinued operations (Note 2)
Income from discontinued operations before income taxes	-	11,411
Provision for income taxes	-	4,160
Income from discontinued operations	-	7,251

Net income (loss)	(1,855)	6,518

Retained earnings, beginning of period	57,003	45,683
Retained earnings, end of period	$55,148	$52,201

Loss per share – continuing operations – basic and diluted	$(0.23)	$(0.10)
Earnings per share – discontinued operations – basic and diluted	$-	$0.93
Earnings (loss) per share, net - basic and diluted	$(0.23)	$0.83
Weighted average number of common shares outstanding	8,034	7,813

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Continuing Operations (Unaudited)

Six Months Ended October 31, 2015 and 2014

(Amounts in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,855)	$(733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of assets	-	925
Depreciation and amortization	1,453	1,642
Non-cash credits and charges:
Allowance for (recovery of) doubtful accounts	(24)	17
Stock-based compensation	37	66
Loss on disposal of fixed assets	5	-
Changes in assets and liabilities, net of effects of discontinued operations:
Receivables	(246)	3,003
Real estate inventory and investment assets	571	1,891
Intangible and other assets	908	1,449
Accounts payable and accrued expenses	(239)	(644)
Taxes receivable and payable	(2,444)	9
Deferred income taxes and other liabilities	(569)	(699)
Accrued pension costs	509	207
Total adjustments	(39)	7,866
Net cash provided by (used in) operating activities	(1,894)	7,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(271)	(555)
Net cash used in investing activities	(271)	(555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(882)	(782)
Proceeds from line of credit receivable	2,000	-
Net transfers from discontinued operations	1,394	728
Net cash provided by (used in) financing activities	2,512	(54)

Increase in cash and cash equivalents	347	6,524
Cash and cash equivalents, beginning of period	12,050	7,571
Cash and cash equivalents, end of period	$12,397	$14,095

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$688	$851
Income taxes paid (refunded), net	$1,860	$4
Non-cash transactions:
Issuance of common stock in settlement	$-	$4,274

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended October 31, 2015 and 2014

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company, through its subsidiaries, is primarily engaged in two business segments: the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. The Company’s foreign sales are insignificant. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2016 and 2015 are to the fiscal years ending April 30, 2016 and 2015 and all references to the second quarter and first six months of 2016 and 2015 mean the fiscal three and six month periods ended October 31, 2015 and 2014.

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

Prior to February 9, 2015, the Company had been engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business. On February 9, 2015, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business were sold. In addition, prior to April 10, 2015, the Company had also been engaged in the Staffing Services business. On April 10, 2015, the Staffing Services business was sold. The Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business have been classified as “discontinued operations” in the Company’s financial statements. Financial information from prior periods has been reclassified to conform to this presentation. Refer to Item 1 of Part I of the 2015 Form 10-K for more detail about the sale of the Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business. The following table provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations in the accompanying balance sheet (in thousands):

April 30, 2015

Carrying amounts of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$1,241
Receivables, net	431
Intangible and other assets, net	17
Total assets classified as discontinued operations in the accompanying balance sheets	$1,689

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued expenses	$150
Deferred and income taxes payable	145
Total liabilities classified as discontinued operations in the accompanying balance sheets	$295

The following tables provide a reconciliation of the carrying amounts of components of pretax income or loss of the discontinued operations to the amounts reported in the accompanying statement of operations (in thousands):

October 31, 2014
For the three months ended:

Components of pretax income from discontinued operations:
Revenues	$5,039
Operating expenses	(4,006)
General and administrative expenses	(525)
Interest expense	(65)
Income from discontinued operations before income taxes	443
Provision for income taxes	92
Net income from discontinued operations	$351

For the six months ended:

Components of pretax income from discontinued operations:
Revenues	$10,697
Operating expenses	(9,202)
General and administrative expenses	(1,146)
Gain from settlement (Note 11)	11,155
Interest expense	(93)
Income from discontinued operations before income taxes	11,411
Provision for income taxes	4,160
Net income from discontinued operations	$7,251

The following table provides the total operating and investing cash flows of the discontinued operations for the period in which the results of operations of the discontinued operations are presented in the accompanying statement of operations (in thousands):

October 31, 2014
For the six months ended:

Cash flows from discontinued operating activities:
Net income	$7,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on settlement	(11,155)
Depreciation and amortization	202
Non-cash credits and charges:
Allowance for doubtful accounts	(867)
Changes in assets and liabilities:
Receivables	4,692
Intangible and other assets	111
Accounts payable and accrued expenses	(2,440)
Other	4,043
Total adjustments	(5,414)
Net cash provided by (used in) operating activities	$1,837

Cash flows from investing activities:
Capital expenditures - property, plant and equipment	$(31)
Net cash used in investing activities	$(31)

(3)	RECEIVABLES

Receivables, net consist of the following (in thousands):

	October 31, 2015	April 30, 2015

Fulfillment Services	$7,914	$7,993
Buyer promissory note	1,600	1,600
Line of credit receivable	-	2,000
Real estate operations and corporate	362	116
	9,876	11,709
Less allowance for doubtful accounts	(341)	(444)
	$9,535	$11,265

Refer to Item 1 of Part I of the 2015 Form 10-K for detail about the buyer promissory note and line of credit issued in connection with the sale of the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business.

During the second quarter and first six months of 2016, revenues from one major customer of the Company’s Fulfillment Services business totaled $1,289,000 and $2,787,000, or 11.5% and 13.4% of total revenues of the Company for those periods. As of November 30, 2015, the Company’s Fulfillment Services business had $424,000 of outstanding accounts receivable from this customer.

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	October 31,	April 30,
	2015	2015

Land, buildings and improvements	$20,384	$20,000
Furniture and equipment	18,822	19,098
	39,206	39,098
Less accumulated depreciation	(23,690)	(23,335)
	$15,516	$15,763

(5)	INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	October 31, 2015		April 30, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer contracts and relationships	$16,986	$11,465	$16,986	$10,757
Prepaid expenses	2,197	-	2,520	-
Deferred order entry costs	875	-	961	-
Other	266	-	730	-
	$20,324	$11,465	$21,197	$10,757

Customer contracts and relationships are amortized on a straight line basis over twelve years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	October 31,	April 30,
	2015	2015

Fulfillment Services	$7,610	$8,910
Real estate operations and corporate	2,435	1,374
	$10,045	$10,284

The October 31, 2015 accounts payable and accrued expenses total consists of customer postage deposits of $4,202,000, accrued expenses of $2,378,000, trade payables of $1,611,000 and other of $1,854,000. The April 30, 2015 accounts payable and accrued expenses total consists of customer postage deposits of $4,832,000, accrued expenses of $1,142,000, trade payables of $1,641,000 and other of $2,669,000.

(7)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	October 31, 2015	April 30, 2015
Credit facilities:
Real estate operations	$13,183	$14,003
Other notes payable	4,025	4,087
	$17,208	$18,090

Real Estate Loan

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $13,183,000 at October 31, 2015, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho, New Mexico and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $63,103,000 as of October 31, 2015. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 8.

Other Notes Payable

Other notes payable is a mortgage note payable with an outstanding principal balance of $4,025,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%. The amount of Other notes payable due within one year is $132,000.

PNC Credit Facility

The Company’s Fulfillment Services business had a revolving credit and security agreement with PNC Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility expired by its terms on August 12, 2015. There were no borrowings on this facility in 2016 prior to its expiration.

(8)	DEFERRED REVENUE

Refer to Item 8 of Part II of the 2015 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first six months of 2016. Deferred revenue of approximately $910,000 from this transaction is being recorded over the four-year lease term. Approximately $57,000 and $114,000 of such deferred revenue was recognized during the second quarter and first six months of 2016 and $38,000 for the second quarter and first six months of 2015, which is included in Other revenues in the accompanying financial statements. At October 31, 2015, there was $644,000 of deferred revenue remaining to be recognized in future periods.

Refer to Item 8 of Part II of the 2015 Form 10-K for detail about a lease agreement for a warehouse facility owned by El Dorado Utilities, Inc., a subsidiary of the Company, in Fairfield, Ohio. The amount of deferred rent revenue in connection with this lease totaled $984,000 and $1,042,000 at October 31, 2015 and April 30, 2015. The credit related to the amortization of the deferred rent revenue is accounted for as a reduction of general and administrative expenses for real estate operations and corporate in the accompanying financial statements and totaled $29,000 and $58,000 for the three and six month periods ended October 31, 2015 and also for the same periods ended October 31, 2014.

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

The Company did not have any long-term, fixed-rate notes receivables at October 31, 2015 or April 30, 2015. The estimated fair values of the Company’s long-term, fixed-rate notes payable were $15,772,000 and $16,365,000 compared with carrying amounts of $17,208,000 and $18,090,000 at October 31, 2015 and April 30, 2015.

(10)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first quarter of 2016, the Company substituted certain real property subject to the first lien mortgage in favor of the PBGC. During the first six months of 2016, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

Equity compensation plan

The Company issued 3,000 shares of restricted common stock under the AMREP Corporation 2006 Equity Compensation Plan (the “Equity Plan”) during the first six months of 2016. During the first six months of 2016, 10,000 shares of common stock previously issued under the Equity Plan vested leaving 21,000 shares issued under the Equity Plan that have not vested as of October 31, 2015. For the second quarter and first six months of 2016, the Company recognized $16,000 and $37,000 of compensation expense related to the restricted shares of common stock issued, and $30,000 and $66,000 for the same periods of 2015. As of October 31, 2015, there was $60,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan which had not vested as of that date, which expense is expected to be recognized over the remaining vesting term not to exceed three years.

(11)	GAIN FROM SETTLEMENT

During the first quarter of 2015, the Company and certain of its subsidiaries entered into a settlement agreement with a significant customer, Heinrich Bauer (USA) LLC. As a result of the settlement agreement, the Company recognized a pretax gain of $11,155,000, which is included in the results of discontinued operations in the accompanying financial statements for the six months ended October 31, 2014. Refer to Item 1 of Part I of the 2015 Form 10-K for additional detail about the settlement agreement.

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

The following tables set forth summarized data relative to the industry segments in which the Company operated (other than with respect to discontinued operations) for the three and six month periods ended October 31, 2015 and 2014 (in thousands):

	Fulfillment Services	Real Estate Operations	Corporate and Other	Consolidated
Three months ended October 31, 2015 (a):
Revenues	$8,726	$2,256	$239	$11,221

Net income (loss) from continuing operations	$(506)	$(591)	$421	$(676)
Provision (benefit) for income taxes	(297)	(347)	214	(430)
Interest expense (income), net	182	596	(414)	364
Depreciation and amortization	677	22	8	707
EBITDA (b)	$56	$(320)	$229	$(35)
Capital expenditures	$189	$-	$-	$189

Three months ended October 31, 2014 (a):
Revenues	$11,803	$2,625	$(71)	$14,357

Net income (loss) from continuing operations	$41	$(543)	$405	$(97)
Provision (benefit) for income taxes	208	(411)	209	6
Interest expense (income), net	177	693	(500)	370
Depreciation and amortization	731	22	63	816
EBITDA (b)	$1,157	$(239)	$177	$1,095
Capital expenditures	$178	$-	$-	$178

	Fulfillment Services	Real Estate Operations	Corporate and Other	Consolidated
Six months ended October 31, 2015 (a):
Revenues	$17,907	$2,424	$465	$20,796

Net income (loss) from continuing operations	$(1,282)	$(1,357)	$784	$(1,855)
Provision (benefit) for income taxes	(753)	(801)	399	(1,155)
Interest expense (income), net	349	1,267	(873)	743
Depreciation and amortization	1,393	45	15	1,453
EBITDA (b)	$(293)	$(846)	$325	$(814)
Capital expenditures	$271	$-	$-	$271

Six months ended October 31, 2014 (a):
Revenues	$23,712	$3,109	$(143)	$26,678

Net income (loss) from continuing operations	$(297)	$(1,297)	$861	$(733)
Provision (benefit) for income taxes	10	(865)	452	(403)
Interest expense (income), net	352	1,388	(978)	762
Depreciation and amortization	1,525	45	72	1,642
Impairment of assets	925	-	-	925
EBITDA (b)	$2,515	$(729)	$407	$2,193
Capital expenditures	$555	$-	$-	$555

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its subsidiary. Data concerning industry segments is set forth in Note 13 of the notes to the consolidated financial statements included in this report on Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

Prior to February 9, 2015, the Company had been engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business. On February 9, 2015, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business were sold. In addition, prior to April 10, 2015, the Company had also been engaged in the Staffing Services business. On April 10, 2015, the Staffing Services business was sold. The Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business have been classified as “discontinued operations” in the Company’s financial statements. Financial information from prior periods has been reclassified to conform to this presentation. Refer to Item 1 of Part I of the Company’s annual report on Form 10-K for the year ended April 30, 2015, which was filed with the Securities Exchange Commission on July 29, 2015 (the “2015 Form 10-K”), for more detail about the sale of the Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the 2015 Form 10-K. Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2016 and 2015 are to the fiscal years ending April 30, 2016 and 2015 and all references to the second quarter and first six months of 2016 and 2015 mean the fiscal three and six month periods ended October 31, 2015 and 2014.

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

RESULTS OF OPERATIONS

Continuing Operations

For the second quarter of 2016, the Company’s continuing operations recorded a net loss of $676,000, or $0.08 per share, compared to a net loss of $97,000 or $0.01 per share, for the second quarter of 2015. For the first six months of 2016, the Company’s continuing operations recorded a net loss of $1,855,000, or $0.23 per share, compared to a net loss of $733,000, or $0.10 per share, for the same period of 2015. Revenues from continuing operations were $11,221,000 and $20,796,000 for the second quarter and first six months of 2016 compared to $14,357,000 and $26,678,000 for the same periods of the prior year.

Revenues from the Company’s Fulfillment Services operations decreased from $11,803,000 and $23,712,000 for the second quarter and first six months of 2015 to $8,726,000 and $17,907,000 for the same periods in 2016. These decreases were due in part to lower revenues of $1,226,000 and $2,664,000 for the second quarter and first six months of 2016 from a significant customer that changed fulfillment service providers, and the revenues from this customer in the second quarter and first six months of 2015 consisted largely of contract termination fees that had little or no operating expenses associated with them. Magazine publishers are the principal customers of the Company’s Fulfillment Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. Operating expenses for Fulfillment Services decreased from $9,565,000 and $18,957,000 for the second quarter and first six months of 2015 to $7,867,000 and $16,647,000 for the same periods in 2016, primarily reflecting lower payroll and benefits, as well as lower facilities and equipment expenses, including depreciation. In addition, during the first quarter of 2015, the Fulfillment Services business recorded a non-cash impairment charge of $925,000 due to the discontinuance of the development of certain software. This impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs. Should the adverse Fulfillment Services business conditions continue, the Fulfillment Services business may experience future impairment charges related to its long-lived assets.

Revenues from the Company’s real estate land sales were $2,180,000 and $2,290,000 for the second quarter and first six months of 2016 compared to $2,513,000 and $2,897,000 for the same periods of 2015. For the second quarter and first six months of 2016 and 2015, the Company’s land sales in New Mexico were as follows:

	Ended October 31, 2015			Ended October 31, 2014
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	5.5	$1,930	$351	7.6	$2,502	$329
Commercial	-	-	-	-	-	-
Total Developed	5.5	1,930	351	7.6	2,502	329
Undeveloped	20.8	250	12	1.3	11	8
Total	26.3	$2,180	$83	8.9	$2,513	$282

Six months:
Developed
Residential	5.6	$1,965	$351	8.2	$2,674	$326
Commercial	-	-	-	0.8	212	265
Total Developed	5.6	1,965	351	9.0	2,886	321
Undeveloped	30.9	325	11	1.3	11	8
Total	36.5	$2,290	$63	10.3	$2,897	$281

The average gross profit percentage on land sales was 13.7% and 16.2% for the second quarter and first six months of 2016 compared to 12.9% and 16.8% for the same periods of 2015. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Other revenues were $315,000 and $599,000 for the second quarter and first six months of 2016 compared to $41,000 and $69,000 for the same periods of 2015. Other revenues consisted primarily of revenues from the rental of a warehouse in Fairfield, Ohio and also from the amortization of deferred revenue related to an oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the second quarter of 2015. Refer to Item 8 of Part II of the 2015 Form 10-K for further detail regarding the oil and gas lease.

Other operating expenses were $333,000 and $680,000 for the second quarter and first six months of 2016 compared to $328,000 and $769,000 for the same periods of 2015. The decrease in the six month expenses was primarily due to reduced land maintenance costs and employee benefits, partially offset by increased consulting costs, at AMREP Southwest and its subsidiaries.

General and administrative expenses of Fulfillment Services operations declined to $880,000 and $1,745,000 for the second quarter and first six months of 2016 from $1,112,000 and $2,219,000 for the same periods of 2015, primarily due to lower payroll and benefit costs. Real estate operations and corporate general and administrative expenses increased from $818,000 and $1,645,000 for the second quarter and first six months of 2015 to $946,000 and $1,965,000 for the same periods of 2016, primarily due to increased pension costs resulting from the Company’s corporate office having assumed responsibility in 2016 for the pension expense associated with former employees of the discontinued operations.

Interest expense for continuing operations was $364,000 and $743,000 for the second quarter and first six months of 2016 compared to $370,000 and $762,000 for the same periods of 2015, primarily due to a slightly lower average principal loan balance at AMREP Southwest.

The Company’s effective tax rate for continuing operations was 38.9% and 38.4% for the second quarter and first six months of 2016 compared to 6.6% and 35.5% for the same periods of 2015. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both October 31, 2015 and April 30, 2015 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

Discontinued Operations

Prior to fiscal 2016, the Company had been engaged in the Newsstand Distribution Services, Product Packaging and Fulfillment Services and Staffing Services businesses. During 2015, these businesses were sold and the operations of those businesses have been classified as “discontinued operations” in the Company’s financial statements. Financial information for prior periods has been reclassified to conform to this presentation. The net income from discontinued operations for the first six months of 2015 included a pre-tax gain of $11,155,000 ($7,028,000 after tax, or $0.90 per share) from a settlement agreement in the Newsstand Distribution Services business with a major customer.

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

Operating Activities

Receivables, net decreased from $11,265,000 at April 30, 2015 to $9,535,000 at October 31, 2015 primarily due to a $2,000,000 reduction in borrowings under a line of credit made available to the buyers of the Company’s former Newsstand Distribution Services and Product Packaging and Fulfillment Services businesses. Accounts payable and accrued expenses decreased from $10,284,000 at April 30, 2015 to $10,045,000 at October 31, 2015, primarily due to lower business volumes and the timing of payments to vendors.

Real estate inventory decreased from $66,321,000 at April 30, 2015 to $65,533,000 at October 31, 2015 due to land sales in Rio Rancho, New Mexico. Property, plant and equipment decreased from $15,763,000 at April 30, 2015 to $15,516,000 at October 31, 2015, primarily due to normal depreciation of fixed assets.

Other liabilities and deferred revenue decreased from $4,827,000 at April 30, 2015 to $4,686,000 at October 31, 2015, primarily reflecting the amortization of deferred revenue related to the oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the second quarter of 2015.

Investing Activities

Capital expenditures totaled $271,000 for the first six months of 2016 and $555,000 for the same period of 2015, with all expenditures being in the Fulfillment Services business.

Financing Activities

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $13,183,000 at October 31, 2015, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $63,103,000 as of October 31, 2015. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the second quarter of 2015. At October 31, 2015, AMREP Southwest was in compliance with the covenants of the loan facility.

Other notes payable is a mortgage note payable with an outstanding principal balance of $4,025,000 on a warehouse with a maturity date of February 2018 and an interest rate of 6.35%. The amount of Other notes payable due within one year is $132,000.

The Company’s Fulfillment Services business had a revolving credit and security agreement with PNC Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility expired by its terms on August 12, 2015. There were no borrowings on this facility in 2016 prior to its expiration.

During November 2015, Las Fuentes Village, LLC (“LFV”), a subsidiary of AMREP Southwest, entered into a loan agreement with U.S. Bank National Association to permit the borrowing from time to time by LFV of a maximum principal amount of $933,000 for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The construction loan is scheduled to mature on October 31, 2016, bears interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate, is secured by a mortgage on the real property of approximately 1 acre where construction of the building is to occur, contains customary events of default and representations, warranties and covenants and is guaranteed by AMREP Southwest. The total book value of the real property collateralizing the loan was approximately $217,000 as of October 31, 2015. No payments of principal are required until maturity. The building is expected to be constructed by LFV is subject to a long term lease with a national retail tenant, with lease payments expected to commence during the fiscal year ending April 30, 2017.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding whether the liability for unrecognized tax benefits will change in the next twelve months, expected construction of a retail building and timing of lease payments related thereto, the future business conditions that may be experienced by the Company and future impairment charges that may be incurred related to the Company’s long-lived assets. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Material Weakness Previously Identified

Refer to Item 9A of Part II of the 2015 Form 10-K for detail about a previously identified material weakness in the Company’s internal control over financial reporting over complex and non-routine transactions. The Company has implemented the following remediation steps to address this material weakness: (i) regular evaluation and enhancement of internal technical accounting capabilities, supported by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and (ii) enhanced awareness to identify complex technical accounting topics and early identification of situations which might require the use of third-party advisors and consultants. The material weakness will not be considered remediated until the controls are in operation for a sufficient period of time for the Company’s management to conclude that the material weakness has been remediated. Management will continue to assess the effectiveness of the Company’s remediation efforts in connection with management’s evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
3.1	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2015)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2015	AMREP CORPORATION
(Registrant)

	By:	/s/ Peter M. Pizza
Peter M. Pizza
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2015)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

