Form 10-Q
period 2016-01-31
AMREP CORP.
filed 2016-03-15
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 2016

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

Yes    ☐    No    ☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at February 29, 2016 – 8,059,454.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	January 31, 2016	April 30, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,857	$12,050
Receivables, net	8,053	11,265
Real estate inventory	63,583	66,321
Investment assets, net	15,241	15,364
Property, plant and equipment, net	15,547	15,763
Intangible and other assets, net	8,470	10,440
Taxes receivable, net	1,718	-
Deferred income taxes, net	6,578	5,837
Assets of discontinued operations	-	1,689
TOTAL ASSETS	$133,047	$138,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$8,708	$10,284
Notes payable:
Amounts due within one year	454	128
Amounts due beyond one year	3,859	3,959
Amounts due to related party	12,491	14,003
	16,804	18,090

Taxes payable, net	-	653
Other liabilities and deferred revenue	4,601	4,827
Accrued pension cost	12,022	11,259
Liabilities of discontinued operations	-	295
TOTAL LIABILITIES	42,135	45,408

SHAREHOLDERS’ EQUITY:

Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,284,704 at January 31, 2016 and 8,281,704 at April 30, 2015	828	828
Capital contributed in excess of par value	50,553	50,538
Retained earnings	54,579	57,003
Accumulated other comprehensive loss, net	(10,833)	(10,833)
Treasury stock, at cost; 225,250 shares at January 31, 2016 and April 30, 2015	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	90,912	93,321
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,047	$138,729

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended January 31, 2016 and 2015

(Amounts in thousands, except per share amounts)

	2016	2015
REVENUES:
Fulfillment services	$8,759	$10,832
Real estate land sales	3,197	1,861
Other	242	527
	12,198	13,220
COSTS AND EXPENSES:
Real estate land sales	2,781	822
Operating expenses:
Fulfillment services	7,888	9,727
Real estate selling expenses	54	51
Other	360	237
General and administrative expenses:
Fulfillment services	707	1,395
Real estate operations and corporate	872	1,048
Interest expense	342	472
	13,004	13,752
Loss from continuing operations before income taxes	(806)	(532)

Benefit for income taxes	(237)	(228)
Loss from continuing operations	(569)	(304)

Discontinued operations (Note 2)
Income from discontinued operations before income taxes	-	35
Provision for income taxes	-	40
Loss from discontinued operations	-	(5)

Net loss	(569)	(309)

Retained earnings, beginning of period	55,148	52,201
Retained earnings, end of period	$54,579	$51,892

Loss per share – continuing operations – basic and diluted	$(0.07)	$(0.04)
Earnings per share – discontinued operations – basic and diluted	$-	$-
Loss per share, net - basic and diluted	$(0.07)	$(0.04)
Weighted average number of common shares outstanding	8,038	8,026

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three Months Ended January 31, 2016 and 2015

(Amounts in thousands)

	2016	2015

Net loss	$(569)	$(309)
Other comprehensive income, net of tax:
Change in pension liability, net of tax ($320 in 2015)	-	543
Other comprehensive income	-	543
Total comprehensive income (loss)	$(569)	$234

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Nine Months Ended January 31, 2016 and 2015

(Amounts in thousands, except per share amounts)

	2016	2015
REVENUES:
Fulfillment services	$26,666	$34,544
Real estate land sales	5,487	4,758
Other	841	596
	32,994	39,898
COSTS AND EXPENSES:
Real estate land sales	4,699	3,232
Operating expenses:
Fulfillment services	24,535	28,684
Real estate selling expenses	162	178
Other	1,040	1,006
General and administrative expenses:
Fulfillment services	2,452	3,614
Real estate operations and corporate	2,837	2,693
Impairment of assets	-	925
Interest expense	1,085	1,234
	36,810	41,566
Loss from continuing operations before income taxes	(3,816)	(1,668)

Benefit for income taxes	(1,392)	(631)
Loss from continuing operations	(2,424)	(1,037)

Discontinued operations (Note 2)
Income from discontinued operations before income taxes	-	11,446
Provision for income taxes	-	4,200
Income from discontinued operations	-	7,246

Net income (loss)	(2,424)	6,209

Retained earnings, beginning of period	57,003	45,683
Retained earnings, end of period	$54,579	$51,892

Loss per share – continuing operations – basic and diluted	$(0.30)	$(0.13)
Earnings per share – discontinued operations – basic and diluted	$-	$0.92
Earnings (loss) per share, net - basic and diluted	$(0.30)	$0.79
Weighted average number of common shares outstanding	8,035	7,884

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Income (Loss) (Unaudited)

Nine Months Ended January 31, 2016 and 2015

(Amounts in thousands)

	2016	2015

Net income (loss)	$(2,424)	$6,209
Other comprehensive income, net of tax:
Change in pension liability, net of tax ($320 in 2015)	-	543
Other comprehensive income	-	543
Total comprehensive income (loss)	$(2,424)	$6,752

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Continuing Operations (Unaudited)

Nine Months Ended January 31, 2016 and 2015

(Amounts in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,424)	$(1,037)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,168	2,434
Impairment of assets	-	925
Non-cash credits and charges:
Allowance for doubtful accounts	57	19
Stock-based compensation	52	95
Loss on disposal of fixed assets	5	-
Pension settlement accounting	-	431
Changes in assets and liabilities, net of effects of discontinued operations:
Receivables	(445)	2,917
Real estate inventory and investment assets	2,536	2,675
Intangible and other assets	958	567
Accounts payable and accrued expenses	(1,576)	(1,545)
Taxes receivable and payable	(2,373)	9
Deferred income taxes and other liabilities	(967)	2,823
Accrued pension costs	763	360
Total adjustments	1,178	11,710
Net cash provided by (used in) operating activities	(1,246)	10,673
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(655)	(731)
Proceeds from line of credit receivable	2,000	-
Proceeds from note receivable	1,600	-
Net cash provided by (used in) investing activities	2,945	(731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	-	949
Principal debt payments	(1,286)	(1,941)
Net transfers from (advances to) discontinued operations	1,394	(1,544)
Net cash provided by (used in) financing activities	108	(2,536)

Increase in cash and cash equivalents	1,807	7,406
Cash and cash equivalents, beginning of period	12,050	7,571
Cash and cash equivalents, end of period	$13,857	$14,977

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,061	$1,259
Income taxes paid, net	$1,862	$7
Non-cash transactions:
Issuance of common stock in settlement	$-	$4,274

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended January 31, 2016 and 2015

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company, through its subsidiaries, is primarily engaged in two business segments: the Fulfillment Services business operated by Palm Coast Data LLC and its subsidiary and the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries. The Company’s foreign sales are insignificant. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2016 and 2015 are to the fiscal years ending April 30, 2016 and 2015 and all references to the third quarter and first nine months of 2016 and 2015 mean the fiscal three and nine month periods ended January 31, 2016 and 2015.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2015, which was filed with the SEC on July 29, 2015 (the “2015 Form 10-K”). As described in Note 13 to the financial statements included in the 2015 Form 10-K, the Company revised its previously reported results for the third quarter and first nine months of 2015 as reported in the Company’s Form 10-Q for the quarter ended January 31, 2015 to reflect an adjustment to pension expense which should have been reported in the third quarter of 2015 under generally accepted accounting principles.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the Financial Accounting Standards Board voted to defer the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of May 1, 2018 and early adoption is permitted as of May 1, 2017. The Company has not determined the transition approach that will be utilized nor has it estimated the impact of adopting the new accounting standard.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in the ASU are effective for the Company in fiscal year and interim periods beginning on May 1, 2019.

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

The following tables provide a reconciliation of the carrying amounts of components of income or loss of the discontinued operations to the amounts reported in the accompanying statement of operations (in thousands):

For the three months ended:	January 31, 2015

Components of pretax income from discontinued operations:
Revenues	$5,645
Operating expenses	(5,071)
General and administrative expenses	(599)
Interest income	60
Income from discontinued operations before income taxes	35
Provision for income taxes	40
Loss from discontinued operations	$(5)

For the nine months ended:

Components of pretax income from discontinued operations:
Revenues	$16,342
Operating expenses	(14,273)
General and administrative expenses	(1,746)
Gain from settlement (Note 13)	11,155
Interest expense	(32)
Income from discontinued operations before income taxes	11,446
Provision for income taxes	4,200
Income from discontinued operations	$7,246

The following table provides the total operating and investing cash flows of the discontinued operations for the nine-month period in which the results of operations of the discontinued operations are presented in the accompanying statement of operations (in thousands):

For the nine months ended:	January 31, 2015

Cash flows from discontinued operating activities:
Income from discontinued operations	$7,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on settlement	(11,155)
Depreciation and amortization	300
Non-cash credits and charges:
Allowance for doubtful accounts	(1,488)
Changes in assets and liabilities:
Receivables	7,666
Intangible and other assets	271
Accounts payable and accrued expenses	(4,898)
Other	1,710
Total adjustments	(7,594)
Net cash used in operating activities	$(348)

Cash flows from investing activities:
Capital expenditures - property, plant and equipment	$(25)
Net cash used in investing activities	$(25)

(3)	RECEIVABLES

Receivables, net consist of the following (in thousands):

	January 31, 2016	April 30, 2015

Fulfillment Services	$8,153	$7,993
Buyer promissory note	-	1,600
Line of credit receivable	-	2,000
Real estate operations and corporate	322	116
	8,475	11,709
Less allowance for doubtful accounts	(422)	(444)
	$8,053	$11,265

Refer to Item 1 of Part I of the 2015 Form 10-K for detail about the buyer promissory note and line of credit issued in connection with the sale of the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business. In January 2016, American Republic Investment Co. (“Lender”), a subsidiary of AMREP Corporation, entered into a letter agreement with each of DFI Holdings, LLC, KPS Holdco, LLC and their respective subsidiaries (collectively, “Borrowers”), which resolved certain events of default of the Borrowers. Among other things, the letter agreement provided the following:

•	Payment to Lender of approximately $1,600,000, representing the full amount of principal and interest outstanding under the buyer promissory note executed by DFI Holdings, LLC and KPS Holdco, LLC in favor of Lender;

•	Termination of the line of credit provided by Lender to certain Borrowers. No amount of principal was outstanding under the line of credit promissory note as of the termination date;

•	Termination of the security agreement provided by Borrowers in favor of Lender pursuant to which Borrowers had pledged and granted a security interest in substantially all of their personal property to Lender in order to secure the obligations of Borrowers; and

•	A release and indemnity in favor of Lender and its affiliates with respect to the events of default and the resolution thereof.

During the third quarter and first nine months of 2016, revenues from one major customer of the Company’s Fulfillment Services business totaled $1,297,000 and $4,084,000, or 10.6% and 12.4% of total revenues of the Company for those periods. As of February 29, 2016, the Company’s Fulfillment Services business had $469,000 of outstanding accounts receivable from this customer. This major customer has given notice to the Company that it will no longer use certain services the Company currently provides beginning in the second quarter of fiscal 2017. It is expected that revenues from this major customer could be reduced by more than 50% from its current business levels.

(4)	INVESTMENT ASSETS

Investment assets consist of (in thousands):

	January 31, 2016	April 30, 2015

Land held for long-term investment	$9,718	$9,733

Warehouse facility	6,572	6,572
Less accumulated depreciation	(1,049)	(941)
	5,523	5,631
	$15,241	$15,364

Refer to Item 7 of Part II of the 2015 Form 10-K for detail about the warehouse facility in Fairfield, Ohio leased to Kable Product Services, Inc. In February 2016, El Dorado Utilities, Inc. (“El Dorado”), a subsidiary of AMREP Corporation, sold the warehouse facility to a third party. All of the accumulated depreciation noted above is associated with the warehouse facility.

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	January 31,	April 30,
	2016	2015

Land, buildings and improvements	$20,513	$20,000
Furniture and equipment	19,077	19,098
	39,590	39,098
Less accumulated depreciation	(24,043)	(23,335)
	$15,547	$15,763

(6)	INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net consist of the following (in thousands):

	January 31, 2016		April 30, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer contracts and relationships	$16,986	$11,820	$16,986	$10,757
Prepaid expenses	2,155	-	2,520	-
Deferred order entry costs	884	-	961	-
Other	265	-	730	-
	$20,290	$11,820	$21,197	$10,757

Customer contracts and relationships are amortized on a straight line basis over twelve years. Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(7)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 31,	April 30,
	2016	2015

Fulfillment Services	$7,204	$8,910
Real estate operations and corporate	1,504	1,374
	$8,708	$10,284

The January 31, 2016 accounts payable and accrued expenses total consists of customer postage deposits of $4,105,000, accrued expenses of $1,242,000, trade payables of $1,234,000 and other of $2,127,000. The April 30, 2015 accounts payable and accrued expenses total consists of customer postage deposits of $4,832,000, accrued expenses of $1,142,000, trade payables of $1,641,000 and other of $2,669,000.

(8)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	January 31, 2016	April 30, 2015
Credit facilities:
Real estate operations - due to related party	$12,491	$14,003
Real estate operations - other	320	-
Other notes payable	3,993	4,087
	$16,804	$18,090

Real Estate Loan

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $12,491,000 at January 31, 2016, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho, New Mexico and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $61,281,000 as of January 31, 2016. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 9.

Other Notes Payable

Other notes payable includes a mortgage note payable with an outstanding principal balance of $3,993,000 on a warehouse facility with a maturity date of February 2018 and an interest rate of 6.35%. The amount due within one year related to this mortgage note payable is $134,000. In February 2016, the warehouse facility was sold to a third party and this mortgage note payable was paid in full.

US Bank Facility

During November 2015, Las Fuentes Village, LLC (“LFV”), a subsidiary of AMREP Southwest, entered into a loan agreement with U.S. Bank National Association to permit the borrowing from time to time by LFV of a maximum principal amount of $933,000 for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The construction loan is scheduled to mature on October 31, 2016, bears interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate, is secured by a mortgage on the real property of approximately 1 acre where construction of the building is to occur, contains customary events of default and representations, warranties and covenants and is guaranteed by AMREP Southwest. As of January 31, 2016, the outstanding principal balance of the loan was $320,000 and the book value of the real property collateralizing the loan was approximately $217,000. No payments of principal are required until maturity.

PNC Credit Facility

The Company’s Fulfillment Services business had a revolving credit and security agreement with PNC Bank, N.A., which expired by its terms on August 12, 2015. There were no borrowings under this agreement at the time of its expiration.

(9)	DEFERRED REVENUE

Refer to Item 7 of Part II of the 2015 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first nine months of 2016. Deferred revenue of approximately $910,000 from this transaction is being recorded over the four-year lease term. Approximately $57,000 and $171,000 of such deferred revenue was recognized during the third quarter and first nine months of 2016 and $57,000 and $95,000 for the third quarter and first nine months of 2015, which is included in Other revenues in the accompanying financial statements. At January 31, 2016, there was $587,000 of deferred revenue remaining to be recognized in future periods.

Refer to Item 7 of Part II of the 2015 Form 10-K for detail about a lease agreement for the warehouse facility in Fairfield, Ohio leased to Kable Product Services, Inc. The amount of deferred rent revenue in connection with this lease totaled $955,000 and $1,042,000 at January 31, 2016 and April 30, 2015. The credit related to the amortization of the deferred rent revenue has been accounted for as a reduction of general and administrative expenses for real estate operations and corporate in the accompanying financial statements and totaled $29,000 and $87,000 for the three and nine month periods ended January 31, 2016 and also for the same periods ended January 31, 2015. In February 2016, the warehouse facility was sold to a third party and, as a result of the sale, the Company is expected to recognize a pretax gain of $251,000 during its fiscal quarter ending April 30, 2016.

(10)	FAIR VALUE MEASUREMENTS

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

The Company did not have any long-term, fixed-rate notes receivables at January 31, 2016 or April 30, 2015. The estimated fair values of the Company’s long-term, fixed-rate notes payable were $15,194,000 and $16,365,000 compared with carrying amounts of $16,484,000 and $18,090,000 at January 31, 2016 and April 30, 2015.

(11)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first quarter of 2016, the Company substituted certain real property subject to the first lien mortgage in favor of the PBGC. During the first nine months of 2016, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

Equity compensation plan

The Company issued 3,000 shares of restricted common stock under the AMREP Corporation 2006 Equity Compensation Plan (the “Equity Plan”) during the first nine months of 2016. During the first nine months of 2016, 10,000 shares of common stock previously issued under the Equity Plan vested leaving 21,000 shares issued under the Equity Plan that had not vested as of January 31, 2016. For the third quarter and first nine months of 2016, the Company recognized $15,000 and $52,000 of compensation expense related to the restricted shares of common stock issued, and $29,000 and $95,000 for the same periods of 2015. As of January 31, 2016, there was $44,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan which had not vested as of that date, which expense is expected to be recognized over the remaining vesting term not to exceed three years.

(12)	INCOME TAXES

Taxes receivable, net was $1,718,000 at January 31, 2016. In February 2016, the Company received a refund of $1,056,000 following the filing of its federal income tax return for 2015. The remaining taxes receivable balance is expected to be recoverable from the carryback of current year tax losses.

(13)	GAIN FROM SETTLEMENT

During the first quarter of 2015, the Company and certain of its subsidiaries entered into a settlement agreement with a significant customer, Heinrich Bauer (USA) LLC. As a result of the settlement agreement, the Company recognized a pretax gain of $11,155,000, which is included in the results of discontinued operations in the accompanying financial statements for the nine months ended January 31, 2015. Refer to Item 7 of Part II of the 2015 Form 10-K for additional detail about the settlement agreement.

(14)	IMPAIRMENT OF ASSETS

During the first quarter of 2015, the Company’s Fulfillment Services business recognized a $925,000 impairment charge relating to the discontinuance of the development of certain software. The impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

(15)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated (other than with respect to discontinued operations) for the three and nine month periods ended January 31, 2016 and 2015 (in thousands):

	Fulfillment Services	Real Estate Operations	Corporate and Other	Consolidated
Three months ended January 31, 2016 (a):
Revenues	$8,759	$3,254	$185	$12,198

Net income (loss) from continuing operations	$(440)	$(468)	$339	$(569)
Provision (benefit) for income taxes	(258)	(287)	308	(237)
Interest expense (income), net	263	577	(498)	342
Depreciation and amortization	599	23	93	715
EBITDA (b)	$164	$(155)	$242	$251
Capital expenditures	$384	$-	$-	$384

Three months ended January 31, 2015 (a):
Revenues	$10,832	$1,996	$392	$13,220

Net income (loss) from continuing operations	$(489)	$(166)	$351	$(304)
Provision (benefit) for income taxes	(291)	(107)	170	(228)
Interest expense (income), net	179	687	(394)	472
Depreciation and amortization	733	23	36	792
EBITDA (b)	$132	$437	$163	$732
Capital expenditures	$176	$-	$-	$176

Nine months ended January 31, 2016 (a):
Revenues	$26,666	$5,678	$650	$32,994

Net income (loss) from continuing operations	$(1,722)	$(1,825)	$1,123	$(2,424)
Provision (benefit) for income taxes	(1,011)	(1,088)	707	(1,392)
Interest expense (income), net	612	1,844	(1,371)	1,085
Depreciation and amortization	1,992	68	108	2,168
EBITDA (b)	$(129)	$(1,001)	$567	$(563)
Capital expenditures	$655	$-	$-	$655

	Fulfillment Services	Real Estate Operations	Corporate and Other	Consolidated
Nine months ended January 31, 2015 (a):
Revenues	$34,544	$5,105	$249	$39,898

Net income (loss) from continuing operations	$(786)	$(1,463)	$1,212	$(1,037)
Provision (benefit) for income taxes	(282)	(973)	624	(631)
Interest expense (income), net	531	2,075	(1,372)	1,234
Depreciation and amortization	2,257	68	109	2,434
Impairment of assets	925	-	-	925
EBITDA (b)	$2,645	$(293)	$573	$2,925
Capital expenditures	$731	$-	$-	$731

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges from continuing operations) in addition to net income (loss) from continuing operations as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the Fulfillment Services business operated by Palm Coast Data LLC and its subsidiary. Data concerning industry segments is set forth in Note 15 of the notes to the consolidated financial statements included in this report on Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the 2015 Form 10-K. Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2016 and 2015 are to the fiscal years ending April 30, 2016 and 2015 and all references to the third quarter and first nine months of 2016 and 2015 mean the fiscal three and nine month periods ended January 31, 2016 and 2015.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2015 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2015 Form 10-K and the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy in the first nine months of 2016 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Continuing Operations

For the third quarter of 2016, the Company’s continuing operations recorded a net loss of $569,000, or $0.07 per share, compared to a net loss of $304,000, or $0.04 per share, for the third quarter of 2015. For the first nine months of 2016, the Company’s continuing operations recorded a net loss of $2,424,000, or $0.30 per share, compared to a net loss of $1,037,000, or $0.13 per share, for the same period of 2015. Revenues from continuing operations were $12,198,000 and $32,994,000 for the third quarter and first nine months of 2016 compared to $13,220,000 and $39,898,000 for the same periods of the prior year.

Revenues from the Company’s Fulfillment Services operations decreased from $10,832,000 and $34,544,000 for the third quarter and first nine months of 2015 to $8,759,000 and $26,666,000 for the same periods in 2016. The decrease for the first nine months of 2016 was due in part to lower revenues of $2,720,000 from a significant customer that changed fulfillment service providers, and the revenues from this customer in the first nine months of 2015 consisted largely of contract termination fees that had little or no operating expenses associated with them. Magazine publishers are the principal customers of the Company’s Fulfillment Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from the Company’s Fulfillment Services business and its competitors when contracts are up for bid or renewal. Operating expenses for Fulfillment Services decreased from $9,727,000 and $28,684,000 for the third quarter and first nine months of 2015 to $7,888,000 and $24,535,000 for the same periods in 2016, primarily reflecting lower payroll and benefits, as well as lower facilities and equipment expenses, including depreciation. In addition, during the first quarter of 2015, the Fulfillment Services business recorded a non-cash impairment charge of $925,000 due to the discontinuance of the development of certain software. This impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs. Should the adverse Fulfillment Services business conditions continue, the Fulfillment Services business may experience future impairment charges related to its long-lived assets.

Revenues from the Company’s real estate land sales were $3,197,000 and $5,487,000 for the third quarter and first nine months of 2016 compared to $1,861,000 and $4,758,000 for the same periods of 2015. For the third quarter and first nine months of 2016 and 2015, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Ended January 31, 2016			Ended January 31, 2015
	Acres Sold	Revenues	Revenues Per Acre	Acres Sold	Revenues	Revenues Per Acre
Three months:
Developed
Residential	7.8	$3,045	$390	2.3	$861	$374
Commercial	-	-	-	-	-	-
Total Developed	7.8	3,045	390	2.3	861	374
Undeveloped	14.4	152	11	170.0	1,000	6
Total	22.2	$3,197	$144	172.3	$1,861	$11

Nine months:
Developed
Residential	13.4	$5,010	$374	10.5	$3,535	$337
Commercial	-	-	-	0.8	212	265
Total Developed	13.4	5,010	374	11.3	3,747	332
Undeveloped	45.3	477	11	171.3	1,011	6
Total	58.7	$5,487	$94	182.6	$4,758	$26

The average gross profit percentage on land sales was 13.0% and 14.4% for the third quarter and first nine months of 2016 compared to 55.8% and 32.1% for the same periods of 2015. The lower gross profit percentages for both periods in 2016 were primarily due to the mix of lots sold each year, with more developed lots sold in 2016 than in 2015 where the profit margin was less for undeveloped lots. In addition, the developed lots sold in 2016 had a lower profit margin than developed lots sold in 2015. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Other revenues were $242,000 and $841,000 for the third quarter and first nine months of 2016 compared to $527,000 and $596,000 for the same periods of 2015. Other revenues consisted primarily of revenues from the rental of a warehouse facility in Fairfield, Ohio and also from the amortization of deferred revenue related to an oil and gas lease entered into by AMREP Southwest and one of its subsidiaries during the third quarter of 2015. Refer to Item 7 of Part II of the 2015 Form 10-K for detail about the warehouse facility in Fairfield, Ohio. In February 2016, the warehouse facility was sold to a third party. Refer to Item 8 of Part II of the 2015 Form 10-K for detail about the oil and gas lease.

Other operating expenses were $360,000 and $1,040,000 for the third quarter and first nine months of 2016 compared to $237,000 and $1,006,000 for the same periods of 2015. These increases were primarily due to increased real estate taxes and consulting costs, partially offset by reduced land maintenance costs and employee benefits at AMREP Southwest and its subsidiaries.

General and administrative expenses of Fulfillment Services operations declined to $707,000 and $2,452,000 for the third quarter and first nine months of 2016 from $1,395,000 and $3,614,000 for the same periods of 2015, primarily due to lower payroll, benefit and pension costs. Real estate operations and corporate general and administrative expenses declined to $872,000 for the third quarter of 2016 from $1,048,000 for the same period of 2015, primarily due to reduced pension costs. The Company recognized additional pension expense in the third quarter of 2015 resulting from the accelerated recognition of deferred actuarial losses due to a settlement of pension plan liabilities. Real estate operations and corporate general and administrative expenses increased from $2,693,000 for the first nine months of 2015 to $2,837,000 for the same periods of 2016, primarily due to increased pension expense resulting from the Company’s corporate office having assumed responsibility in 2016 for the pension expense associated with former employees of the discontinued operations.

Interest expense for continuing operations was $342,000 and $1,085,000 for the third quarter and first nine months of 2016 compared to $472,000 and $1,234,000 for the same periods of 2015, primarily due to a lower average principal loan balance at AMREP Southwest.

The Company’s effective tax rate for continuing operations was 29.4% and 36.5% for the third quarter and first nine months of 2016 compared to 42.9% and 37.8% for the same periods of 2015. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both January 31, 2016 and April 30, 2015 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

Discontinued Operations

Prior to 2016, the Company had been engaged in the Newsstand Distribution Services, Product Packaging and Fulfillment Services and Staffing Services businesses. During 2015, these businesses were sold and the operations of those businesses have been classified as “discontinued operations” in the Company’s financial statements. Financial information for prior periods has been reclassified to conform to this presentation. The income from discontinued operations for the first nine months of 2015 included a pre-tax gain of $11,155,000 ($7,028,000 after tax, or $0.89 per share) from a settlement agreement in the Newsstand Distribution Services business with a major customer.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funding for working capital requirements is cash flow from operations and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.

Operating Activities

Receivables, net decreased from $11,265,000 at April 30, 2015 to $8,053,000 at January 31, 2016, primarily due to a $3,600,000 reduction in amounts due under the buyer promissory note and line of credit issued in connection with the sale of the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business.

Real estate inventory decreased from $66,321,000 at April 30, 2015 to $63,583,000 at January 31, 2016 due to land sales in Rio Rancho, New Mexico. Property, plant and equipment decreased from $15,763,000 at April 30, 2015 to $15,547,000 at January 31, 2016, primarily due to normal depreciation of fixed assets.

Taxes receivable, net was $1,718,000 at January 31, 2016 compared to taxes payable, net of $653,000 at April 30, 2015, primarily due to an estimated payment of federal taxes following April 30, 2015. In February 2016, the Company received a refund of $1,056,000 following the filing of its federal income tax return for 2015.

Accounts payable and accrued expenses decreased from $10,284,000 at April 30, 2015 to $8,708,000 at January 31, 2016, primarily due to lower business volumes and the timing of payments to vendors. Other liabilities and deferred revenue decreased from $4,827,000 at April 30, 2015 to $4,601,000 at January 31, 2016, primarily reflecting the amortization of deferred revenue related to the oil and gas lease described in Note 9 of the notes to the consolidated financial statements included in this report on Form 10-Q.

During the third quarter of 2016, an oil and gas lease became effective with respect to minerals and mineral rights owned by a subsidiary of AMREP Southwest in and under approximately 80 surface acres of land in Brighton, Colorado.  As partial consideration for entering into the lease, the Company received $128,000 during the third quarter of 2016. The lease will be in force for an initial term of five years and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments.  The lease does not require the lessee to drill any oil or gas wells.  The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 18.75% of the sales proceeds received by the lessee from the sale of such oil and gas and such royalty will be charged with 18.75% of any post-production costs associated with such oil and gas.  No royalties were received by the Company during the third quarter of 2016.

Investing Activities

Capital expenditures totaled $655,000 for the first nine months of 2016 and $731,000 for the same period of 2015, with all expenditures being in the Fulfillment Services business.

In January 2016, the buyer promissory note and line of credit included in receivables, net, were paid in full and were terminated. Refer to Note 3 of the notes to the consolidated financial statements included in this report on Form 10-Q for detail about the termination of the buyer promissory note and line of credit.

Financing Activities

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $12,491,000 at January 31, 2016, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho, New Mexico and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $61,281,000 as of January 31, 2016. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 9 of the notes to the consolidated financial statements included in this report on Form 10-Q. At January 31, 2016, AMREP Southwest was in compliance with the covenants of the loan facility.

Other notes payable includes a mortgage note payable with an outstanding principal balance of $3,993,000 on a warehouse facility with a maturity date of February 2018 and an interest rate of 6.35%. The amount due within one year related to this mortgage note payable is $134,000. In February 2016, the warehouse facility was sold to a third party and this mortgage note payable was paid in full.

During November 2015, Las Fuentes Village, LLC (“LFV”), a subsidiary of AMREP Southwest, entered into a loan agreement with U.S. Bank National Association to permit the borrowing from time to time by LFV of a maximum principal amount of $933,000 for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The construction loan is scheduled to mature on October 31, 2016, bears interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate, is secured by a mortgage on the real property of approximately 1 acre where construction of the building is to occur, contains customary events of default and representations, warranties and covenants and is guaranteed by AMREP Southwest. As of January 31, 2016, the outstanding principal balance of the loan was $320,000 and the book value of the real property collateralizing the loan was approximately $217,000. No payments of principal are required until maturity.

The Company’s Fulfillment Services business had a revolving credit and security agreement with PNC Bank, N.A., which expired by its terms on August 12, 2015. There were no borrowings under this agreement at the time of its expiration.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding whether the liability for unrecognized tax benefits will change in the next twelve months, the recoverability of taxes receivable, expected tax losses for the current year, expected construction of a retail building, the future business conditions that may be experienced by the Company, future impairment charges that may be incurred related to the Company’s long-lived assets, the timing of recognizing compensation expense related to shares of common stock issued under the Equity Plan which had not vested as of January 31, 2016, the amount of the expected gain on the sale of the Company’s warehouse facility in Fairfield, Ohio and the expected reduction of business levels from a major customer of the Company’s Fulfillment Services business. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other person whose certification accompanies this quarterly report, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other person have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its chief financial officer and such other person, as appropriate to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.1	Letter Agreement, dated January 20, 2016, among Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC and American Republic Investment Co.

10.2	Second Amendment to Settlement Agreement, dated as of February 2, 2016, between the Pension Benefit Guaranty Corporation and Registrant

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2016	AMREP CORPORATION
(Registrant)

	By:	/s/ Peter M. Pizza
Peter M. Pizza
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement, dated January 20, 2016, among Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC and American Republic Investment Co.

10.2	Second Amendment to Settlement Agreement, dated as of February 2, 2016, between the Pension Benefit Guaranty Corporation and Registrant

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase