Form 10-K
period 2016-04-30
AMREP CORP.
filed 2016-07-29
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2016

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

Yes  ☒           No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐           No  ☒

As of October 31, 2015, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $22,451,260. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 15, 2016, there were 8,071,454 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.	Business

GENERAL

The Company1 was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. Information concerning industry segments is set forth in Note 20 in the footnotes to the consolidated financial statements included in this annual report on Form 10-K.

As of July 1, 2016, the Company employed approximately 455 full time employees. The Company’s foreign sales and activities are not significant. Many of the amounts and percentages presented in this Part I have been rounded for convenience of presentation. All references in this Part I to 2016 and 2015 mean the Company’s fiscal years ended April 30, 2016 and 2015, unless otherwise qualified.

REAL ESTATE OPERATIONS

The Company conducts its real estate business through AMREP Southwest and its subsidiaries, with these activities occurring primarily in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico. References below to Rio Rancho include the City and such adjoining areas. The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 94,000. The city’s population grew by approximately 30% from calendar year 2006 through 2015.

Properties – New Mexico

Rio Rancho consists of approximately 91,000 acres in Sandoval County near Albuquerque, of which approximately 74,100 acres have been platted into approximately 114,680 residential and commercial lots, approximately 16,500 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land. As of July 1, 2016, AMREP Southwest and its subsidiaries owned approximately 18,000 acres in Rio Rancho. AMREP Southwest and its subsidiaries sell both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others.

Activities conducted or arranged by AMREP Southwest and its subsidiaries include the obtaining of necessary governmental approvals (“entitlements”), installation of utilities and necessary storm drains, ensuring the availability of water service from the City of Rio Rancho and building or improving of roads necessary for land development. AMREP Southwest and its subsidiaries develop both residential lots and sites for commercial and industrial use as demand warrants. The engineering work at Rio Rancho is performed by both AMREP Southwest employees and outside firms, but all development work is performed by outside contractors. AMREP Southwest personnel market land at Rio Rancho, both directly and through brokers.

The following land holdings in New Mexico are where AMREP Southwest is currently focusing its residential land development activities:

•	Lomas Encantadas. Lomas Encantadas is an approximately 430 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2016, Lomas Encantadas was planned to have 1,392 total residential lots, of which 451 planned residential lots were previously sold by AMREP Southwest.

•	Hawk Site. Hawk Site is an approximately 460 acre master-planned subdivision located in the northern section of Unit 25 in the City of Rio Rancho. As of July 1, 2016, Hawk Site was planned to have 1,252 total residential lots, of which 213 planned residential lots were previously sold by AMREP Southwest.

1 As used herein, “Company” includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

•	Enchanted Hills/Commerce Center. Enchanted Hills/Commerce Center is an approximately 1,320 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2016, AMREP Southwest had developed and sold 2,767 out of 2,888 total planned residential lots, and 121 planned residential lots remain owned by AMREP Southwest.

•	Paseo Gateway. Paseo Gateway is an approximately 277 acre master-planned subdivision located in the southern section of Unit 20 in the City of Rio Rancho. As of July 1, 2016, development work had not commenced at Paseo Gateway.

The following table presents information on the developed and under development residential and commercial/industrial land holdings in New Mexico of AMREP Southwest and its subsidiaries as of July 1, 2016:

	Developed[2]		Under Development[3]
	Residential	Commercial / Industrial	Residential		Commercial / Industrial	Undeveloped[4]
	Lots	Acres	Planned Residential Lots	Acres	Acres	Acres
Lomas Encantadas	106	2	835	298	4	-
Hawk Site	53	21	986	195	131	-
Enchanted Hills/Commerce Center	-	52	121	27	-	-
Paseo Gateway	-	-	-	-	-	278

Other undeveloped property in New Mexico of AMREP Southwest and its subsidiaries as of July 1, 2016 included approximately 17,000 acres, of which approximately 20% was property that AMREP Southwest and its subsidiaries had 90% contiguous ownership, 30% was property that AMREP Southwest and its subsidiaries had at least 50% but less than 90% contiguous ownership and 50% was property that AMREP Southwest and its subsidiaries had less than 50% contiguous ownership. High contiguous ownership areas are suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or that may be offered for sale individually or in small groups.

2 Developed lots/acreage include any tracts of land that have been entitled with infrastructure work that is substantially complete.

3 Acreage under development includes real estate for which entitlement or infrastructure work is currently being completed. However, there is no assurance that the acreage under development will be developed because of the nature and cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial acreage under development may change prior to final development. The development of this acreage will require significant additional financing or other sources of funding, which may not be available.

4 There is no assurance that undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold “as is” (e.g., where no entitlement or infrastructure work has begun on such property).

Land sales by AMREP Southwest and its subsidiaries in Rio Rancho during 2016 and 2015 were as follows:

	Acres Sold	Revenue	Revenue Per Acre[5]
2016:
Developed
Residential	14	$5,214,000	$372,000
Commercial	-	-	-
Total Developed	14	5,214,000	372,000
Under Development or Undeveloped	47	483,000	10,000
Total	61	$5,697,000	$93,000

2015:
Developed
Residential	14	$4,660,000	$333,000
Commercial	1	212,000	212,000
Total Developed	15	4,872,000	325,000
Under Development or Undeveloped	171	1,011,000	6,000
Total	186	$5,883,000	$32,000

In July 2016, at the request of AMREP Southwest, the City of Rio Rancho approved the formation of a public improvement district over a portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision. The public improvement district is expected, over a period of at least thirty years commencing in fiscal year 2018, to reimburse AMREP Southwest for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district.

In addition, during 2016, AMREP Southwest began the process of developing certain of its commercial properties in Rio Rancho to be leased to tenants. Any such development will require, among other things, additional financing or other sources of funding, which may not be available, and the ability to attract appropriate tenants. During 2016, a subsidiary of AMREP Southwest constructed an approximately 2,200 square foot, single tenant retail building on property owned by the Company pursuant to a lease with a national retailer of specialty coffee, with lease revenue commencing at the end of 2016. In the first quarter of fiscal year 2017, the Company sold this property and received approximately $1,466,000 after expenses and payment in full of the outstanding principal balance of the loan associated with the development of the property.

The continuity and future growth of the Company’s real estate business, if the Company pursues such growth, will require that the Company acquire new properties in or near Rio Rancho or expand to other markets to provide sufficient assets to support a meaningful real estate development business.

AMREP Southwest and its subsidiaries compete with other owners and developers of land in the Rio Rancho and Albuquerque area that offer for sale developed and undeveloped residential lots and sites for commercial/industrial use.

5 Revenue per acre may not calculate precisely due to the rounding of acres sold to the nearest acre and the rounding of revenue to the nearest thousand dollars.

Other Real Estate Interests

A subsidiary of AMREP Southwest owns two tracts of land and certain subsurface oil, gas and mineral interests in Colorado, including one property of approximately 160 acres planned for approximately 410 homes and two properties of approximately 5 acres each zoned for commercial use.  In addition, in Rio Rancho, AMREP Southwest and its subsidiaries own subsurface oil, gas and mineral interests in approximately 55,000 “surface” acres of land owned by AMREP Southwest and its subsidiaries or by others in Rio Rancho.

FULFILLMENT SERVICES

The Fulfillment Services business performs fulfillment and contact center services, including subscriber list and database management, payment and order processing and accounting, subscriber mailing services, customer service and contact center management, data processing and business intelligence solutions, print and digital marketing solutions, and product fulfillment warehousing, processing and distribution. These services are performed for many clients, but some clients may only utilize certain of them. The Company’s Fulfillment Services business performs services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers.

As of April 30, 2016, the Company’s Fulfillment Services business maintained databases of approximately 21 million active subscribers for its clients. In a typical month, the Company’s Fulfillment Services business produces or provides data for approximately 15 million mailing labels for its clients and processes over 7 million pieces of outgoing mail for them. Total revenues for the Company’s Fulfillment Services business were $34,757,000 for 2016.

There are a number of companies that perform fulfillment and contact center services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers and with which the Company’s Fulfillment Services business competes, including two fulfillment service providers that are larger than the Company’s Fulfillment Services business. There is intense competition to obtain fulfillment and contact center services customers.

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

Prior to February 9, 2015, Mr. Duloc was the chief executive officer and president of the Company Group and certain other subsidiaries of the Company and was a principal executive officer of the Company. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, effective on February 9, 2015, Mr. Duloc was removed as an officer of each direct and indirect subsidiary of the Company and ceased to be a principal executive officer of the Company. Mr. Duloc is the son-in-law of Nicholas G. Karabots, a significant shareholder of the Company. Mr. Duloc’s spouse, who is Mr. Karabots’ daughter, is an officer of one of Mr. Karabots’ companies to which the Company Group provided services and to which the Company’s continuing subscription fulfillment business provides services.

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

The following agreements, each dated as of February 9, 2015, were entered into in connection with the Stock Purchase Agreement:

•	Buyer Promissory Note. MD Buyers entered into the Buyer Promissory Note, which required MD Buyers to pay ARIC $1,600,000 in 24 equal monthly instalments, commencing on February 1, 2016, with interest due and payable monthly commencing on March 1, 2015. Interest accrued at a rate per annum determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. The Buyer Promissory Note contained customary events of default and representations, warranties and covenants provided by MD Buyers to ARIC, and was secured by a pledge of substantially all of the personal property of MD Buyers and the Company Group, pari passu with other secured obligations owed by MD Buyers and the Company Group to ARIC under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Line of Credit. ARIC provided the Company Group with a secured revolving line of credit pursuant to a line of credit promissory note (the “Line of Credit”). The Line of Credit permitted the Company Group to borrow from ARIC up to a maximum principal amount of $2,000,000 from February 9, 2015 until May 11, 2015, $1,500,000 from May 12, 2015 until August 5, 2016 and $1,000,000 from August 6, 2016 until February 9, 2017, with interest due and payable monthly commencing on March 1, 2015.

The principal amount permitted to be borrowed under the Line of Credit was subject to the following borrowing base: (a) from February 9, 2015 until May 11, 2015, (i) 50% of eligible accounts receivable of the Company Group and (ii) 45% of eligible unbilled receivables of Kable Distribution and (b) from May 12, 2015 until February 9, 2017, (i) 50% of eligible accounts receivable of the Company Group and (ii) 30% of eligible unbilled receivables of Kable Distribution.

Amounts outstanding under the Line of Credit accrued interest at a rate per annum as determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. Amounts available but not advanced under the Line of Credit accrued “unused” fees at a rate of 1.0% per annum, payable on the first day of each month. The Line of Credit contained customary events of default and representations, warranties and covenants provided by the Company Group to ARIC, and was secured by a pledge of substantially all of the personal property of MD Buyers and the Company Group, pari passu with other secured obligations owed by MD Buyers and the Company Group to ARIC under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Security Agreement. MD Buyers, the Company Group and ARIC entered into a security agreement (the “Security Agreement”) pursuant to which MD Buyers and the Company Group pledged and granted a security interest in substantially all of their personal property to ARIC in order to secure the obligations of each MD Buyer and each member of the Company Group, including under the Stock Purchase Agreement, the Line of Credit, the Buyer Promissory Note and the other agreements entered into in connection with the Stock Purchase Agreement.

The Company and its remaining direct and indirect subsidiaries retained their obligations under the Company’s defined benefit pension plan, without any funding acceleration or other changes in any of the obligations thereunder as a result of the sale of the Company Group. In addition, a subsidiary of the Company retained its ownership of a warehouse leased to the Product Packaging and Fulfillment Services business with a term that expired in November 2018 and remained subject to a promissory note to a third party lender with a maturity date of February 2018.

In January 2016, ARIC entered into a letter agreement with MD Buyers and the Company Group, which resolved certain events of default by MD Buyers and the Company Group. Among other things, the letter agreement provided the following: payment to ARIC of approximately $1,600,000, representing the full amount of principal and interest outstanding under the Buyer Promissory Note; termination of the Line of Credit (no amount of principal was outstanding under the Line of Credit as of the termination date); termination of the Security Agreement; and a release and indemnity in favor of ARIC and its affiliates with respect to the events of default and the resolution thereof.

In February 2016, a subsidiary of the Company sold to a third party the warehouse leased to the Product Packaging and Fulfillment Services business and the promissory note to a third party lender related thereto with an outstanding principal balance of $3,992,000 was paid in full from the proceeds of the sale.

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

Rory Burke, age 60, has been President and Chief Executive Officer of the Company’s Fulfillment Services business since March 2014. From November 2011 to March 2014, he was Executive Vice President and Chief Operating Officer of the Company’s Fulfillment Services business.  From 2009 to October 2011, Mr. Burke was a National Sales Executive for CDS Global, Inc., a subscription and product fulfillment provider.  From 2003 to 2009, he was Executive Vice President of Kable Fulfillment Services, Inc., one of Palm Coast’s predecessors.  Prior to joining Kable Fulfillment Services, Inc., Mr. Burke held various operational, client service and executive leadership positions with Neodata Services, Inc. and Electronic Data Systems, both subscription and product fulfillment providers.

Clifford R. Martin, age 58, has been Vice President and Chief Financial Officer of the Company since May 2016. Mr. Martin was Treasurer of the Company from September 2012 to April 2016 and Director of Accounting for the Company from 2006 to April 2016. Prior to joining the Company in 2006, Mr. Martin held managerial positions at the Atlantic City Hilton Hotel and Casino Resort, Bally’s Hotel and Casino Resort, the Prince Sports Group and Arthur Young & Company.

Peter M. Pizza, age 65, had been Vice President and Chief Financial Officer of the Company from 2001 to April 2016 and was Vice President and Controller of the Company from 1997 to 2001. Mr. Pizza ceased being an officer effective April 30, 2016, and his employment with the Company is expected to end on August 1, 2016.

Christopher V. Vitale, age 40, has been Executive Vice President, Chief Administrative Officer and General Counsel of the Company since September 2014. From March 2013 to September 2014, Mr. Vitale had been Vice President and General Counsel of the Company. From April 2012 to March 2013, he was Vice President, Legal at Franklin Square Holdings, L.P. and from August 2011 to March 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. From March 2011 to July 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from 2009 to July 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Many of the amounts and percentages presented in this Part II have been rounded for convenience of presentation. All references in this Part II to 2016 and 2015 mean the Company’s fiscal years ended April 30, 2016 and 2015, unless otherwise qualified.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 1, 2016, there were approximately 582 holders of record of the common stock. The range of high and low sales prices of the common stock on the New York Stock Exchange for the last two fiscal years by quarter is presented below:

	Price Range
	High	Low
Fiscal 2015
First Quarter	$7.03	$3.79
Second Quarter	$6.41	$3.83
Third Quarter	$4.26	$3.60
Fourth Quarter	$5.68	$3.75

	Price Range
	High	Low
Fiscal 2016
First Quarter	$5.35	$4.99
Second Quarter	$5.38	$4.25
Third Quarter	$4.71	$3.90
Fourth Quarter	$4.60	$3.66

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that six of the Company’s shareholders beneficially owned approximately 72.2% of the outstanding common stock as of July 27, 2016. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2016 was approximately 2,300 shares per day.

In addition, the Company is an Oklahoma corporation and the anti-takeover provisions of its certificate of incorporation and of Oklahoma law generally prohibit the Company from engaging in “business combinations” with an “interested shareholder,” as those terms are defined therein, unless the holders of at least two-thirds of the Company’s then outstanding common stock approve the transaction. Consequently, the concurrence of the Company’s largest shareholder, Mr. Karabots and his affiliates, would generally be needed for any “interested shareholder” (other than Mr. Karabots and his affiliates) to acquire control of the Company, even if a change in control would be beneficial to the Company’s other shareholders.

Dividend Policy

The Company has paid no cash dividends on its common stock since fiscal year 2008. The Company may consider special dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, capital requirements and other needs. No assurance is given that there will be any such future dividends declared.

Equity Compensation Plan Information

See Item 12 of this annual report on Form 10-K that incorporates such information by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

For a description of the Company’s business, refer to Item 1 of Part I of this annual report on Form 10-K. As indicated in Item 1, the Company, through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest and its subsidiaries and the Fulfillment Services business operated by Palm Coast and its affiliates. Data concerning industry segments is set forth in Note 20 of the notes to the consolidated financial statements included in this annual report on Form 10-K. The Company’s foreign sales and activities are not significant.

Prior to February 9, 2015, the Company was also engaged in the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business. On February 9, 2015, the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business were sold (refer to Item 1 of Part I of this annual report on Form 10-K for more detail). In addition, prior to April 10, 2015, the Company was also engaged in the Staffing Services business. On April 10, 2015, the Staffing Services business was sold (refer to Item 1 of Part I of this annual report on Form 10-K for more detail). The Company’s Newsstand Distribution Services business, Product Packaging and Fulfillment Services business and Staffing Services business have been classified as discontinued operations in the financial statements included in this annual report on Form 10-K.

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

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•	management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable;

•	real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;

•	defined benefit pension plan obligations and plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;

•	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and

•	The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company projects its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets ($11,283,000 as of April 30, 2016).

RESULTS OF OPERATIONS

Year Ended April 30, 2016 Compared to Year Ended April 30, 2015

For 2016, the Company reported a total net loss of $10,224,000, or $1.27 per share, compared to total net income of $11,320,000, or $1.43 per share for 2015. Results for 2016 were solely from continuing operations. Results for 2015 consisted of (i) a net loss from continuing operations of $3,584,000, or $0.45 per share and (ii) net income from discontinued operations of $14,904,000, or $1.88 per share.  A discussion of continuing operations and discontinued operations follows.

Continuing Operations

For 2016, the Company’s continuing operations recorded a net loss of $10,224,000, or $1.27 per share, compared to a net loss of $3,584,000, or $0.45 per share, in 2015. The results for 2016 included a pretax, non-cash impairment charge of $7,900,000 ($4,977,000 after tax, or $0.62 per share), which was comprised of impairment charges of $3,094,000 in property, plant and equipment and $4,806,000 in intangible and other assets, and in each case related to the recoverability of long-lived assets of the Fulfillment Services business. In addition, the results for 2016 included pretax, non-cash impairment charges of $2,506,000 ($1,579,000 after tax, or $0.20 per share), reflecting primarily the write-down of certain real estate inventory. The results for 2015 included pretax, non-cash impairment charges of $2,580,000 ($1,625,000 after tax, or $0.21 per share), reflecting primarily the write-down of certain real estate inventory and discontinuance of the development of certain software in the Fulfillment Services business. Excluding the impairment charges in both years, results of continuing operations for 2016 were a net loss of $3,668,000, or $0.46 per share, compared to a net loss of $1,959,000, or $0.25 per share, for 2015. Revenues for 2016 were $41,664,000 compared to $49,790,000 in 2015.

Revenues from land sales at AMREP Southwest decreased from $5,883,000 in 2015 to $5,697,000 in 2016, which included revenue from developed residential land sales of $4,660,000 in 2015 and $5,214,000 in 2016. The number of new construction single family residential starts in Rio Rancho by AMREP Southwest customers and other builders increased from 410 in 2015 to 534 in 2016, an increase of 30%.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. The Company sold 61 acres of land in 2016 at an average selling price of $93,000 per acre compared to 186 acres of land in 2015 at an average selling price of $32,000 per acre. The increase in the average selling price per acre was due to the higher proportion of developed land sold in 2016 compared to 2015 when most acres sold were undeveloped land. The average gross profit percentage on land sales before indirect costs was 14% for 2016 compared to 26% for 2015. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods. In addition, AMREP Southwest recorded pretax, non-cash impairment charges on certain real estate inventory and investment assets of $2,506,000 in 2016 and $1,809,000 in 2015. In both years, the impairment charges were primarily related to take-back lots reacquired in prior years that initially were recorded at fair market value less estimated costs to sell and are subsequently measured at the lower of cost or fair market value less estimated costs to sell. In addition, 2016 included impairment charges related to certain holdings of AMREP Southwest in the Hawk Site subdivision. Fair market value was based on third party appraisals of portions of AMREP Southwest’s real estate that in each year showed a reduction in the fair market value from the prior year. AMREP Southwest may experience future impairment charges.

Revenues from the Company’s Fulfillment Services operations decreased from $43,684,000 for 2015 to $34,757,000 for 2016. Magazine publishers are one of the principal customers of the Company’s Fulfillment Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues, and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. This, in turn, resulted in lower than expected 2016 revenues and operating results for the Fulfillment Services business and a change in the Company’s internally projected future cash flows from that segment. As a result, the Company reassessed the recoverability of the Fulfillment Services long-lived assets and determined that a $7,900,000 non-cash impairment charge was necessary in the quarter ended April 30, 2016.

The Fulfillment Services business recorded an impairment charge of $771,000 in 2015 due to the discontinuance of the development of certain software. This impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

There are a number of companies that perform fulfillment and contact center services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers and with which the Company’s Fulfillment Services business competes, including two fulfillment service providers that are larger than the Company’s Fulfillment Services business. There is intense competition to obtain fulfillment and contact center services customers, which results in price sensitivity that makes it difficult for the Company to increase or even maintain its prices.

Other revenues increased by $987,000 in 2016 as compared to 2015. The increase was primarily due to (i) revenues from the rental of a warehouse facility in Fairfield, Ohio, (ii) a gain recognized on the sale of the same warehouse in February 2016 and (iii) increased revenue recognized by one of AMREP Southwest’s subsidiaries from an oil and gas lease entered into during the second quarter of 2015. For further detail regarding the oil and gas lease, refer to Note 11 in the footnotes to the financial statements included in this annual report on Form 10-K.

Operating expenses for the Company’s Fulfillment Services business were $31,764,000 (91.4% of related revenues) for 2016 compared to $37,265,000 (85.3% of related revenues) for 2015. The decrease of $5,501,000 (14.8%) was primarily due to decreased payroll and benefits and supplies expense, both reflecting the lower business volumes, together with reduced facilities costs. Other operating expenses increased $138,000 (9.9%) for 2016 compared to the prior year, primarily due to increased real estate taxes in Rio Rancho, as well as increased legal and professional fees incurred in the formation of public improvement districts for certain development areas in Rio Rancho.

General and administrative expenses of the Fulfillment Services operations decreased $1,190,000 (27.2%) for 2016 compared to the prior year, primarily due to decreased payroll and benefits and one-time facilities expenses incurred in April 2015 related to exiting leased facilities in Colorado.

Interest expense decreased by $254,000 (15.7%) for 2016 compared to the prior year, primarily due to lower principal amounts borrowed by AMREP Southwest.

The Company’s effective tax rate for continuing operations was 33.8% in 2016 compared to 37.3% in 2015. The difference between the statutory tax rate and the effective rate of the tax benefit in 2016 was due to the recognition of valuation allowances that totaled $910,000 for certain state deferred tax assets that were deemed not likely to be realized. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both April 30, 2016 and 2015 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

Discontinued Operations

Net income from discontinued operations was $14,904,000, or $1.88 per share, in 2015. There were no results for discontinued operations for 2016. The results from discontinued operations for 2015 included a pretax gain of $11,155,000 ($7,028,000 after tax, or $0.89 per share) from a settlement agreement in the Newsstand Distribution business with a major customer and a pretax gain of $10,729,000 (or $7,608,000 after tax, or $0.96 per share) resulting from the sales of the Newsstand Distribution Services business, the Product Packaging and Fulfillment Services business and the Staffing Services business. The results for 2015 were also favorably impacted by the reversal of a previously recorded bad debt reserve of $1,500,000 ($945,000 after tax, or $0.12 per share) in the Newsstand Distribution business as a result of revised estimates of magazine returns and other customer statement credits. Excluding the gains from the settlement agreement with the major customer, the sales of the businesses and the reversal of the bad debt reserve, the pretax loss from discontinued operations was $1,247,000 ($677,000 after tax, or $0.09 per share).

LIQUIDITY AND CAPITAL RESOURCES

AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on its available funds and on distributions of funds from subsidiaries to pay expenses and fund operations. The Company’s primary sources of funding for working capital requirements are cash flow from operations and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally.

Real Estate

The primary sources of funding for working capital requirements of the Company’s real estate business are cash flow from operations, which has been minimal in recent years due to the conditions in its real estate markets, and cash advances made to it by its parent. AMREP Southwest also has a loan agreement that matures December 1, 2017, which does not allow for additional borrowings. Land investments generally cannot be sold quickly, and the ability of the Company’s real estate business to sell properties has been and will continue to be affected by market conditions. The ability of the Company’s real estate business to pay down debt, reduce interest costs or acquire properties is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the deadlines AMREP Southwest has established for each property.

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another major shareholder and director of the Company has a 20% participation. The loan had an outstanding principal amount of $12,384,000 at April 30, 2016 and of $7,983,000 at July 15, 2016, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, is secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. (which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale), requires that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments and is subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent company beyond a stated management fee. The total book value of the real property collateralizing the loan was approximately $59,361,000 as of April 30, 2016. A sale transaction by AMREP Southwest of certain mortgaged land requires the approval of the lender. Otherwise, the lender is required to release the lien of its mortgage on any land being sold at market price by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 11 in the footnotes to the financial statements included in this annual report on Form 10-K. No new borrowings are permitted under this loan. At April 30, 2016, AMREP Southwest was in compliance with the covenants of the loan.

During November 2015, Las Fuentes Village, LLC (“LFV”), a subsidiary of AMREP Southwest, entered into a loan agreement with U.S. Bank National Association to permit the borrowing from time to time by LFV of a maximum principal amount of $933,000 for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The construction loan was scheduled to mature on October 31, 2016, bore interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate, was secured by a mortgage on the real property of approximately one acre where construction of the building had occurred, contained customary events of default, representations, warranties and covenants for a loan of this nature and was guaranteed by AMREP Southwest. As of April 30, 2016, the outstanding principal balance of the loan was $555,000 and the book value of the real property collateralizing the loan was approximately $609,000. No payments of principal of the construction loan were required until maturity. At April 30, 2016, LFV was in compliance with the covenants of the loan. In the first quarter of fiscal year 2017, the Company sold this property and received approximately $1,466,000 after expenses and payment in full of the outstanding principal balance of the loan of approximately $891,000.

Fulfillment Services

The primary source of funding for working capital requirements of the Company’s Fulfillment Services business is cash flow from operations. If the Fulfillment Services business needs additional liquidity, the parent of the Fulfillment Services business may in its discretion make cash advances available.

The Fulfillment Services business relies on a small number of large clients; if it should lose one or more of its largest clients, or if revenues from its largest clients decline, the liquidity of the Fulfillment Services business could be adversely affected. The five largest clients in the Fulfillment Services business accounted for 42% of its 2016 revenues.

The Fulfillment Services business operates in a very competitive environment with changes in service providers by customers not being unusual. The Fulfillment Services business has experienced, and expects to continue to experience, such customer changes. Based on information received from customers, the Fulfillment Services business currently expects a limited number of significant customers to change service providers for certain services (a) during fiscal year 2017 representing in aggregate approximately 15% of the Company’s consolidated 2016 revenues and (b) during fiscal year 2018 representing in aggregate an additional approximately 4% of the Company’s consolidated 2016 revenues. As expected in a competitive environment, the Fulfillment Services business has been successful in obtaining new customer contracts. Approximately 10% of the number of customers of the Fulfillment Services business as of the end of fiscal year 2016 were new customers during fiscal year 2016, but the revenue to be generated by these new customers during fiscal years 2017 and 2018 is expected to be significantly less than the revenue expected to be lost from customers changing service providers or those reducing services the Fulfillment Services business provides them during fiscal years 2017 and 2018.

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

The Fulfillment Services business has eliminated the use of two operating facilities during 2015 and 2016. In April 2015, the Fulfillment Services business ceased using a leased facility in Denver, Colorado comprising approximately 12,000 square feet of space and terminated the lease scheduled to expire in August 2016 with a termination payment of $134,000. Also in April 2015, the Fulfillment Services business exited a leased facility in Palm Coast, Florida comprising approximately 42,000 square feet of space and in October 2015 terminated the lease that was scheduled to expire in April 2016 with a termination payment of $122,000.

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2016 by $12,710,000, with $23,708,000 of assets and $36,418,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.27% per year, which is based on the Citigroup yield curve as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2016, for each 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by approximately $891,000 and for each 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by approximately $931,000. As of April 30, 2016, the effect of every 0.25% change in the investment rate of return on pension plan assets would increase or decrease the subsequent year’s pension expense by approximately $56,000 and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by approximately $34,000.

Due to the closing of certain facilities in 2011 in connection with the consolidation of the Company’s Fulfillment Services business and the associated work force reduction in 2011, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the PBGC the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In August 2012, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan in August 2012, thereby leaving a remaining accelerated funding liability of $8,688,000.

In August 2013, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made in September 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $11,822,000 as of April 30, 2016. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,000.

On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accelerated funding liability then outstanding, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. Upon the sale by the Company of any property mortgaged in favor of the PBGC, the Company is required to deposit in its pension plan 50% of the lesser of (i) the amount equal to the total purchase price of the mortgaged property minus certain transaction costs or (ii) the appraised value of the mortgaged property. The mortgages in favor of the PBGC will be discharged following the termination date of the settlement agreement. In connection with the settlement agreement, the Company made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements, including making all required minimum funding contributions to its pension plan. Any failure by the Company to comply with its obligations under the settlement agreement may result in an event of default, which would permit the PBGC to repossess, sell or foreclose on the properties that have been mortgaged in favor of the PBGC; however, if the Company complies with the terms of the settlement agreement, including making all future required minimum funding contributions to its pension plan and any payments required due to any shortfall in the appraised value of real property covered by the mortgages described above, the Company will not be required to make any further cash payments to its pension plan with respect to the remaining accelerated funding liability.

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

Other Financing Activities

In February 2016, a subsidiary of the Company sold to a third party the warehouse leased to the Product Packaging and Fulfillment Services business and the promissory note to a third party lender related thereto with an outstanding principal balance of $3,992,000 was paid in full from the proceeds of the sale. The Company recorded a gain on the sale of $252,000.

Operating Activities

Receivables from trade customers decreased from $7,549,000 at April 30, 2015 to $7,271,000 at April 30, 2016, primarily due to lower business volumes of the Fulfillment Services business. There was also a $3,600,000 reduction of receivables from April 30, 2015 as amounts due under the buyer promissory note and line of credit issued in connection with the sale of the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business were collected in full during 2016. For more detail on the sale of the Newsstand Distribution Services business and the Product Packaging and Fulfillment Services business, refer to Item 1 of Part I of this annual report on Form 10-K.

Real estate inventory totaled $61,663,000 at April 30, 2016 compared to $66,321,000 at April 30, 2015. Inventory in AMREP Southwest’s core real estate market of Rio Rancho decreased from $61,438,000 at April 30, 2015 to $57,017,000 at April 30, 2016, primarily as a result of land sales and also included a pretax, non-cash impairment charge of $2,506,000 on certain developed and take-back lots (i.e., lots where the buyers defaulted on their obligation to pay AMREP Southwest and which were then repossessed by AMREP Southwest). The balance of real estate inventory consisted of properties in Colorado. Investment assets decreased from $15,364,000 at April 30, 2015 to $10,326,000 at April 30, 2016, primarily as a result of the sale of the Company’s Fairfield, Ohio warehouse.

Property, plant and equipment decreased from $15,763,000 at April 30, 2015 to $11,997,000 at April 30, 2016, primarily due to a non-cash impairment charge of $3,094,000, as well as depreciation charges, which were offset in part by $798,000 of capital expenditures. Intangible and other assets decreased from $10,440,000 at April 30, 2015 to $3,478,000 at April 30, 2016, primarily due to a non-cash impairment charge of $4,806,000, as well as the amortization of these assets.

Taxes receivable, net was $48,000 at April 30, 2016 compared to taxes payable, net of $653,000 at April 30, 2015, primarily due to an estimated payment of federal taxes following April 30, 2015. In February 2016, the Company received a refund of $1,056,000 following the filing of its federal income tax return for 2015. The $48,000 includes approximately $66,000 for the anticipated recovery of taxes paid after the Company files its federal tax return for 2016, offset in part by state taxes payable of $18,000.

Accounts payable and accrued expenses decreased from $10,284,000 at April 30, 2015 to $8,453,000 at April 30, 2016, primarily due to lower business volumes and the timing of payments to vendors in the Company’s Fulfillment Services business.

Notes payable decreased from $18,090,000 at April 30, 2015 to $12,939,000 at April 30, 2016, primarily due to the satisfaction of a mortgage note payable with the sale of the Company’s Fairfield, Ohio warehouse in February 2016.

Other liabilities and deferred revenue decreased from $4,827,000 at April 30, 2015 to $3,682,000 at April 30, 2016. In connection with the sale of the Company’s discontinued operations noted above, a subsidiary of the Company retained its ownership of a warehouse leased to the Product Packaging and Fulfillment Services business with a term that expired in November 2018. At the inception of the lease in November 2008, the subsidiary of the Company recorded deferred revenue and the Product Packaging and Fulfillment Services business recorded an Other asset amount, which amounts were being amortized over the lease term and, prior to January 31, 2015, were eliminated in consolidation. As a result of the sale of the Product Packaging and Fulfillment Services business, deferred rent revenue was no longer eliminated in consolidation and is included in Other liabilities in the accompanying balance sheet at April 30, 2015 and totaled $1,042,000. The credit related to the amortization of the deferred rent revenue had been accounted for as a reduction of general and administrative expenses for real estate operations and corporate in the accompanying financial statements. In February 2016, the warehouse was sold to a third party and, as a result of the sale, the Company reduced the deferred rent revenue to zero and recognized a pretax gain of $252,000 during the quarter ending April 30, 2016.

The unfunded pension liability of the Company’s frozen defined benefit pension plan increased from $11,259,000 at April 30, 2015 to $12,710,000 at April 30, 2016, due to changes in the discount rate and mortality tables when determining pension benefit obligations. The Company recorded, net of tax, other comprehensive loss of $268,000 and $1,658,000 in 2016 and 2015, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

During the third quarter of 2016, an oil and gas lease became effective with respect to minerals and mineral rights owned by a subsidiary of AMREP Southwest in and under approximately 80 surface acres of land in Brighton, Colorado.  As partial consideration for entering into the lease, the Company received $128,000 during the third quarter of 2016. The lease will be in force for an initial term of five years and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments.  The lease does not require the lessee to drill any oil or gas wells.  The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 18.75% of the sales proceeds received by the lessee from the sale of such oil and gas and such royalty will be charged with 18.75% of any post-production costs associated with such oil and gas.  No drilling has commenced with respect to this property.

Investing Activities

Capital expenditures for property, plant and equipment for continuing operations were approximately $798,000 and $1,127,000 in 2016 and 2015, primarily for upgrades related to technology in both years for the Fulfillment Services business. The Company believes that it has adequate cash and cash flows from operations to provide for anticipated capital expenditures and land development spending in fiscal year 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of ASU 2016-09 by the Company is not expected to have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in the ASU will be effective for the Company for fiscal year 2020 beginning on May 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB voted to defer the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of May 1, 2018 and early adoption is permitted as of May 1, 2017. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. All forward-looking statements speak only as of the date of this annual report on Form 10-K or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are qualified by the cautionary statements in this section. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (i) the Company’s ability to finance its future working capital, land development and capital expenditure needs, (ii) the Company’s expected liquidity sources, (iii) anticipated future development of the Company’s real estate holdings, (iv) the development and construction of possible future commercial properties to be marketed to tenants, (v) the timing of reimbursements under, and the general effectiveness of, the public improvement district over a portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision, (vi) the number of planned residential lots in the Company’s subdivisions, (vii) the timing and extent of the Company’s required return of incentive monies to the State of Florida, (viii) the expected loss of any material customer contract and the material adverse effect of any such loss, (ix) the effect of recent accounting pronouncements on the Company, (x) the anticipated contributions by the Company to the pension plan and the amount of future annual benefit payments to the pension plan, (xi) the effect of changes on the weighted average discount interest rate on the amount of pension plan liabilities, (xii) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the Equity Plan, (xiii) the timing and amount of recovery of taxes paid after the Company files its federal tax return for 2016, (xiv) the liability for unrecognized tax benefits not changing in the next twelve months and (xv) the adequacy of the Company’s facilities. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2016 based upon the criteria set forth in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2016, internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

AMREP Corporation

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries as of April 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and Subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Des Moines, Iowa

July 29, 2016

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2016 AND 2015

(Dollar amounts in thousands, except share amounts)

	2016	2015

ASSETS

CASH AND CASH EQUIVALENTS	$14,562	$12,050

RECEIVABLES, net	7,271	11,265

REAL ESTATE INVENTORY	61,663	66,321

INVESTMENT ASSETS, net	10,326	15,364

PROPERTY, PLANT AND EQUIPMENT, net	11,997	15,763

INTANGIBLE AND OTHER ASSETS, net	3,478	10,440

TAXES RECEIVABLE, net	48	-

DEFERRED INCOME TAXES, net	11,283	5,837

ASSETS OF DISCONTINUED OPERATIONS	-	1,689
TOTAL ASSETS	$120,628	$138,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$8,453	$10,284

NOTES PAYABLE:
Amounts due within one year	555	128
Amounts due beyond one year	-	3,959
Amounts due to related party	12,384	14,003
	12,939	18,090

TAXES PAYABLE, net	-	653
OTHER LIABILITIES AND DEFERRED REVENUE	3,682	4,827
ACCRUED PENSION COST	12,710	11,259
LIABILITIES OF DISCONTINUED OPERATIONS	-	295
TOTAL LIABILITIES	37,784	45,408

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized - 20,000,000; shares issued – 8,284,704 at April 30, 2016 and 8,281,704 at April 30, 2015	828	828
Capital contributed in excess of par value	50,553	50,538
Retained earnings	46,779	57,003
Accumulated other comprehensive loss, net	(11,101)	(10,833)
Treasury stock, at cost – 225,250 shares at April 30, 2016 and 2015	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	82,844	93,321
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,628	$138,729

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2016	2015
REVENUES:
Fulfillment services	$34,757	$43,684
Real estate land sales	5,697	5,883
Other	1,210	223
	41,664	49,790

COSTS AND EXPENSES:
Real estate land sales	4,898	4,329
Operating expenses:
Fulfillment services	31,764	37,265
Real estate selling expenses	181	252
Other	1,527	1,389
General and administrative:
Fulfillment services	3,169	4,359
Real estate operations and corporate	3,793	3,717
Impairment of assets	10,406	2,580
Interest expense	1,361	1,615
	57,099	55,506
Loss from continuing operations before income taxes	(15,435)	(5,716)
Benefit for income taxes	(5,211)	(2,132)
Loss from continuing operations	(10,224)	(3,584)

Discontinued operations (Note 2)
Income from discontinued operations before income taxes	-	11,408
Gain on disposal of discontinued operations	-	10,729
Provision for income taxes	-	7,233
Income from discontinued operations	-	14,904

Net income (loss)	$(10,224)	$11,320

Loss per share – continuing operations – basic and diluted	$(1.27)	$(0.45)
Earnings per share – discontinued operations – basic and diluted	$-	$1.88
Earnings (loss) per share, net – basic and diluted	$(1.27)	$1.43

Weighted average number of common shares outstanding	8,037	7,919

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended April 30,
	2016	2015

Net income (loss)	$(10,224)	$11,320
Other comprehensive loss, net of tax:
Change in pension liability, net of tax ($165 in 2016 and $1,016 in 2015)	(268)	(1,658)
Other comprehensive loss	(268)	(1,658)
Total comprehensive income (loss)	$(10,492)	$9,662

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, April 30, 2014	7,445	$744	$46,264	$45,683	$(9,175)	$(4,215)	$79,301

Issuance of common stock related to settlement	825	83	4,191	-	-	-	4,274
Issuance of restricted common stock	12	1	83	-	-	-	84
Net income	-	-	-	11,320	-	-	11,320
Other comprehensive loss	-	-	-	-	(1,658)	-	(1,658)
Balance, April 30, 2015	8,282	828	50,538	57,003	(10,833)	(4,215)	93,321

Issuance of restricted common stock	3	-	15	-	-	-	15
Net loss	-	-	-	(10,224)	-	-	(10,224)
Other comprehensive loss	-	-	-	-	(268)	-	(268)
Balance, April 30, 2016	8,285	828	$50,553	$46,779	$(11,101)	$(4,215)	$82,844

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(10,224)	$(3,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,977	3,264
Impairment of assets	10,406	2,580
Non-cash credits and charges:
Provision for doubtful accounts	67	42
Stock-based compensation	68	122
Loss on disposal of assets	21	-
Pension settlement accounting	-	431
Changes in assets and liabilities:
Receivables	327	(351)
Real estate inventory and investment assets	7,079	3,660
Intangible and other assets	688	628
Accounts payable and accrued expenses	(1,831)	(2,155)
Taxes receivable and payable	(703)	662
Other liabilities and deferred revenue	(1,145)	611
Deferred income taxes	(5,281)	3,247
Accrued pension costs	1,018	805
Total adjustments	13,691	13,546
Net cash provided by operating activities	3,467	9,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(798)	(1,127)
Proceeds from line of credit receivable	2,000	-
Proceeds from note receivable	1,600	-
Net cash provided by (used in) investing activities	2,802	(1,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	555	-
Principal debt payments	(5,706)	(1,455)
Net transfers from (advances to) discontinued operations	1,394	(2,901)
Net cash used in financing activities	(3,757)	(4,356)

Increase in cash and cash equivalents	2,512	4,479
Cash and cash equivalents, beginning of year	12,050	7,571
Cash and cash equivalents, end of year	$14,562	$12,050

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$1,349	$1,611
Income taxes paid, net	$914	$194
Non-cash transactions:
Issuance of common stock in settlement	$-	$4,274

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:

Organization and principles of consolidation

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (individually and collectively, as the context requires, the “Company”). The Company, through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. The Company’s foreign sales are insignificant. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 2 for subsidiaries of the Company that have been disposed of during 2015 and are classified as discontinued operations.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year. Certain 2015 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2016 and 2015 mean the fiscal years ended April 30, 2016 and 2015, unless the context otherwise indicates.

Revenue recognition

Fulfillment Services - Revenues from Fulfillment Services operations include revenues from subscription, contact center and other fulfillment services. These revenues include fees from the maintenance of computer files for customers and other fulfillment activities, including customer telephone support, and graphic arts and lettershop services, all of which are billed and earned monthly as the services are provided. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, certain reimbursed postage costs are accounted for on a net basis.

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

The Company periodically develops commercial buildings on property it owns and leases the building to tenants. Base rental payments from tenants are recognized as revenue on a straight-line basis over the term of the lease. Additional rent related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses is recognized as revenue in the period the expenses are incurred. The reimbursements are recognized as earned and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

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

Recent accounting pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of ASU 2016-09 by the Company is not expected to have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in the ASU will be effective for the Company for fiscal year 2020 beginning on May 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB voted to defer the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt the standard as of May 1, 2018 and early adoption is permitted as of May 1, 2017. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting the new accounting standard.

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

Prior to February 9, 2015, Mr. Duloc was the chief executive officer and president of the Company Group and certain other subsidiaries of the Company and was a principal executive officer of the Company. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, effective on February 9, 2015, Mr. Duloc was removed as an officer of each direct and indirect subsidiary of the Company and ceased to be a principal executive officer of the Company. Mr. Duloc is the son-in-law of Nicholas G. Karabots, a significant shareholder of the Company. Mr. Duloc’s spouse, who is Mr. Karabots’ daughter, is an officer of one of Mr. Karabots’ companies to which the Company Group provided services and to which the Company’s continuing subscription fulfillment business provides services.

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

The following agreements, each dated as of February 9, 2015, were entered into in connection with the Stock Purchase Agreement:

•	Buyer Promissory Note. MD Buyers entered into the Buyer Promissory Note, which required MD Buyers to pay ARIC $1,600,000 in 24 equal monthly instalments, commencing on February 1, 2016, with interest due and payable monthly commencing on March 1, 2015. Interest accrued at a rate per annum determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. The Buyer Promissory Note contained customary events of default and representations, warranties and covenants provided by MD Buyers to ARIC, and was secured by a pledge of substantially all of the personal property of MD Buyers and the Company Group, pari passu with other secured obligations owed by MD Buyers and the Company Group to ARIC under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Line of Credit. ARIC provided the Company Group with a secured revolving line of credit pursuant to a line of credit promissory note (the “Line of Credit”). The Line of Credit permitted the Company Group to borrow from ARIC up to a maximum principal amount of $2,000,000 from February 9, 2015 until May 11, 2015, $1,500,000 from May 12, 2015 until August 5, 2016 and $1,000,000 from August 6, 2016 until February 9, 2017, with interest due and payable monthly commencing on March 1, 2015.

The principal amount permitted to be borrowed under the Line of Credit was subject to the following borrowing base: (a) from February 9, 2015 until May 11, 2015, (i) 50% of eligible accounts receivable of the Company Group and (ii) 45% of eligible unbilled receivables of Kable Distribution and from May 12, 2015 until February 9, 2017, (i) 50% of eligible accounts receivable of the Company Group and (ii) 30% of eligible unbilled receivables of Kable Distribution.

Amounts outstanding under the Line of Credit accrued interest at a rate per annum as determined on the first business day of each month equal to three percent plus the “prime rate,” as published in The Wall Street Journal. Amounts available but not advanced under the Line of Credit accrued “unused” fees at a rate of 1.0% per annum, payable on the first day of each month. The Line of Credit contained customary events of default and representations, warranties and covenants provided by the Company Group to ARIC, and was secured by a pledge of substantially all of the personal property of MD Buyers and the Company Group, pari passu with other secured obligations owed by MD Buyers and the Company Group to ARIC under the Stock Purchase Agreement and the agreements entered into in connection with the Stock Purchase Agreement.

•	Security Agreement. MD Buyers, the Company Group and ARIC entered into a security agreement (the “Security Agreement”) pursuant to which MD Buyers and the Company Group pledged and granted a security interest in substantially all of their personal property to ARIC in order to secure the obligations of each MD Buyer and each member of the Company Group, including under the Stock Purchase Agreement, the Line of Credit, the Buyer Promissory Note and the other agreements entered into in connection with the Stock Purchase Agreement.

The Company and its remaining direct and indirect subsidiaries retained their obligations under the Company’s defined benefit pension plan, without any funding acceleration or other changes in any of the obligations thereunder as a result of the sale of the Company Group. In addition, a subsidiary of the Company retained its ownership of a warehouse leased to the Product Packaging and Fulfillment Services business with a term that expired in November 2018 and remained subject to a promissory note to a third party lender with a maturity date of February 2018.

In January 2016, ARIC entered into a letter agreement with MD Buyers and the Company Group, which resolved certain events of default by MD Buyers and the Company Group. Among other things, the letter agreement provided the following: payment to ARIC of approximately $1,600,000, representing the full amount of principal and interest outstanding under the Buyer Promissory Note; termination of the Line of Credit (no amount of principal was outstanding under the Line of Credit as of the termination date); termination of the Security Agreement; and a release and indemnity in favor of ARIC and its affiliates with respect to the events of default and the resolution thereof.

In February 2016, a subsidiary of the Company sold to a third party the warehouse leased to the Product Packaging and Fulfillment Services business and the promissory note to a third party lender related thereto with an outstanding principal balance of $3,992,000 was paid in full from the proceeds of the sale.

The Company’s Newsstand Distribution Services business and Product Packaging and Fulfillment Services business have been classified as discontinued operations in the accompanying financial statements.

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

Staffing Buyer paid KSR $250,000, all of which was paid in cash on April 10, 2015. In connection with the transaction, KSR retained its cash, accounts receivables, accounts payable and accrued expenses as of April 10, 2015. As of April 10, 2015, KSR had approximately $1,482,000 of cash, $1,609,000 of accounts receivable and $315,000 of accounts payable and accrued expenses. The Company recognized a pretax gain of $250,000 on its financial statements as a result of the transaction in the fourth quarter of 2015. The Company’s Staffing Services business has been classified as a discontinued operation in the accompanying financial statements.

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

The following table provides a reconciliation of the carrying amounts of components of pretax income or loss of the discontinued operations to the amounts reported in the accompanying statements of operations (in thousands):

April 30, 2015
Components of pretax income (loss) from discontinued operations:
Revenues	$17,700
Operating expenses	(15,810)
General and administrative expenses	(1,605)
Interest expense	(32)
Gain from settlement (Note 17)	11,155
Gain on discontinued operations	10,729
Income from discontinued operations before income taxes	22,137
Provision for income taxes	7,233
Net income from discontinued operations	$14,904

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

The following table provides the total operating and investing cash flows of the discontinued operations for the periods in which the results of operations of the discontinued operations are presented in the accompanying statements of operations (in thousands):

April 30, 2015
Cash flows from discontinued operating activities:
Income from discontinued operations	$14,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash gain on settlement	(11,155)
Non-cash gain on discontinued operations	(10,479)
Depreciation and amortization	311
Non-cash credits and charges:
Allowance for doubtful accounts	(1,484)
Changes in assets and liabilities:
Receivables	11,810
Intangible and other assets	(39)
Accounts payable and accrued expenses	(10,127)
Other assets and liabilities	(675)
Total adjustments	(21,838)
Net cash used in operating activities	$(6,934)
Cash flows from investing activities:
Capital expenditures - property, plant and equipment	$(25)
Net cash used in investing activities	$(25)

(3)	RECEIVABLES:

Receivables consist of:

	April 30,
	2016	2015
	(in thousands)

Fulfillment Services	$7,357	$7,993
Buyer Promissory Note (refer to Note 2)	-	1,600
Line of Credit receivable (refer to Note 2)	-	2,000
Real estate operations and corporate	348	116
	7,705	11,709
Less allowance for doubtful accounts	(434)	(444)
	$7,271	$11,265

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

In connection with the Stock Purchase Agreement discussed in Note 2 above, MD Buyers entered into the Buyer Promissory Note, which required MD Buyers to pay ARIC $1,600,000. In addition, ARIC provided the Company Group with the Line of Credit in connection with the Stock Purchase Agreement. As discussed in Note 2 above, in January 2016, the Buyer Promissory Note was paid in full and the Line of Credit was terminated.

During 2016, revenues from one major customer of the Company’s Fulfillment Services business totaled $5,748,000 or 13.8% of total revenues for the Company. As of April 30, 2016, the Company’s Fulfillment Services business had $931,000 of outstanding accounts receivable from this customer, which were paid in full by June 2016. This major customer has given the Company’s Fulfillment Services business notice that a significant portion of its business will not be retained during fiscal year 2017 and beyond.

(4)	REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory at April 30, 2016 and 2015 totaled $3,956,000 and $3,957,000. There were no interest costs capitalized during 2016 and 2015. Accumulated capitalized real estate taxes included in real estate inventory at April 30, 2016 and 2015 totaled $1,741,000 and $1,746,000. There were no real estate taxes capitalized during 2016 and 2015. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $6,000 and $15,000 during 2016 and 2015.

A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. As of April 30, 2016, the Company had approximately 210 developed lots available for sale in Rio Rancho. The development of additional lots for sale in Rio Rancho will require significant additional financing or other sources of funding, which may not be available. Development activities performed in connection with real estate sales include obtaining necessary governmental approvals, acquiring access to water supplies, installing utilities and necessary storm drains and building or improving roads. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region.

(5)	INVESTMENT ASSETS:

Investment assets consist of:

	April 30,
	2016	2015
	(in thousands)

Land held for long-term investment	$9,717	$9,733

Warehouse facility	-	6,572
Other	609	-
Less accumulated depreciation	-	(941)
	-	5,631
	$10,326	$15,364

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2016, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

In connection with the Stock Purchase Agreement discussed in Note 2 above, a subsidiary of the Company retained its ownership of a warehouse leased to the Product Packaging and Fulfillment Services business with a term that expired in November 2018 and remained subject to a promissory note to a third party lender with a maturity date of February 2018. In February 2016, the subsidiary of the Company sold to a third party the warehouse leased to the Product Packaging and Fulfillment Services business. Depreciation associated with the warehouse of $109,000 and $145,000 was charged to operations in 2016 and 2015.

Other includes an approximately 2,200 square foot, single tenant retail building on property owned by the AMREP Southwest in Rio Rancho, New Mexico. In the first quarter of fiscal year 2017, the Company sold this property (see Note 9).

(6)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	April 30,
	2016	2015
	(in thousands)

Land, buildings and improvements	$15,864	$20,000
Furniture and equipment	19,140	19,098
	35,004	39,098
Less accumulated depreciation	(23,007)	(23,335)
	$11,997	$15,763

As a result of the long-lived asset impairment test performed as of April 30, 2016 (see Note 16) , the Company recorded a non-cash, pre-tax impairment charge related to property, plant and equipment of its Fulfillment Services business that totaled $3,094,000. The carrying amount of (i) land was reduced by $2,848,000, (ii) buildings was reduced by $122,000 and (iii) furniture and equipment was reduced by $124,000.

Depreciation of property, plant and equipment charged to operations was $1,561,000 and $1,811,000 in 2016 and 2015.

(7)	INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of:

	April 30, 2016		April 30, 2015
		(in thousands)
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer contracts and relationships	$7	$-	$16,986	$10,757
Prepaid expenses	2,358	-	2,520	-
Deferred order entry costs	845	-	961	-
Other	268	-	730	-
	$3,478	$-	$21,197	$10,757

Customer contracts and relationships were being amortized on a straight line basis over twelve years. As a result of the long-lived asset impairment test performed as of April 30, 2016 (see Note 16), the Company recorded a non-cash, pre-tax impairment charge related to the customer contracts and relationships asset of its Fulfillment Services business that totaled $4,806,000. As such, the new cost basis for the customer contracts and relationships asset is $7,000 as of April 30, 2016.

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

Amortization related to intangible and other assets was $1,416,000 and $1,453,000 in 2016 and 2015. Amortization of intangible and other assets for each of the next five fiscal years is estimated to be as follows: 2017 - $7,000; 2018 - $0; 2019 - $0; 2020 - $0 and 2021 - $0.

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:

	April 30,
	2016	2015
	(in thousands)

Fulfillment Services	$6,712	$8,910
Real estate operations and corporate	1,741	1,374
	$8,453	$10,284

The April 30, 2016 accounts payable and accrued expenses total includes customer postage deposits of $3,947,000, accrued expenses of $1,998,000, trade payables of $837,000 and other of $1,671,000. The April 30, 2015 accounts payable and accrued expenses total includes customer postage deposits of $4,832,000, accrued expenses of $1,142,000, trade payables of $1,641,000 and other of $2,669,000.

(9)	NOTES PAYABLE:

Notes payable consist of:

	April 30,
	2016	2015
	(in thousands)
Credit facilities:
Real estate operations – due to related party	$12,384	$14,003
Real estate operations - other	555	-
Other notes payable	-	4,087
	$12,939	$18,090

Fiscal year maturities of principal on notes outstanding at April 30, 2016 were as follows: 2017 - $555,000; 2018 - $12,384,000; and none thereafter.

Real Estate Loan

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $12,384,000 at April 30, 2016 and of $7,983,000 at July 15, 2016, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, is secured by a mortgage on certain real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc., which owns approximately 12,000 acres, for the most part scattered lots, in Sandoval County, New Mexico and which are not currently being offered for sale, requires that a cash reserve of at least $500,000 be maintained with the lender to fund interest payments and is subject to a number of restrictive covenants including a requirement that AMREP Southwest maintain a minimum tangible net worth and a restriction on AMREP Southwest making distributions and other payments to its parent company beyond a stated management fee. The total book value of the real property collateralizing the loan was approximately $59,361,000 as of April 30, 2016. A sale transaction by AMREP Southwest of certain mortgaged land requires the approval of the lender. Otherwise, the lender is required to release the lien of its mortgage on any land being sold at market price by AMREP Southwest in the ordinary course to an unrelated party on terms AMREP Southwest believes to be commercially reasonable. The loan may be prepaid at any time without premium or penalty except that if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets there is a prepayment premium, initially 5% of the amount prepaid, with the percentage declining by 1% each year. No payments of principal are required until maturity, except that 25% of the net proceeds, as defined, from any sales of real property by AMREP Southwest are required to be applied to the payment of the loan. No new borrowings are permitted under this loan. Interest expense related to this loan totaled approximately $1,144,000 and $1,258,000 for 2016 and 2015. At April 30, 2016, AMREP Southwest was in compliance with the covenants of the loan.

US Bank Facility

During November 2015, Las Fuentes Village, LLC (“LFV”), a subsidiary of AMREP Southwest, entered into a loan agreement with U.S. Bank National Association to permit the borrowing from time to time by LFV of a maximum principal amount of $933,000 for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The construction loan was scheduled to mature on October 31, 2016, bore interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate, was secured by a mortgage on the real property of approximately one acre where construction of the building had occurred, contained customary events of default, representations, warranties and covenants for a loan of this nature and was guaranteed by AMREP Southwest. As of April 30, 2016, the outstanding principal balance of the loan was $555,000 and the book value of the real property collateralizing the loan was approximately $609,000. No payments of principal of the construction loan were required until maturity. Interest expense related to this loan totaled approximately $3,000 for 2016 and was capitalized as part of the project cost. At April 30, 2016, LFV was in compliance with the covenants of the loan. In the first quarter of fiscal year 2017, the Company sold this property and received approximately $1,466,000 after expenses and payment in full of the outstanding principal balance of the loan of approximately $891,000.

Other Notes Payable

In connection with the Stock Purchase Agreement discussed in Note 2 above, a subsidiary of the Company retained its ownership of a warehouse leased to the Product Packaging and Fulfillment Services business with a term that expired in November 2018 and remained subject to a promissory note to a third party lender with a maturity date of February 2018. Other notes payable at April 30, 2015 consisted of this promissory note which had an outstanding principal balance of $4,087,000 and an interest rate of 6.35%. In February 2016, the subsidiary of the Company sold to a third party the warehouse leased to the Product Packaging and Fulfillment Services business and the promissory note to a third party lender related thereto with an outstanding principal balance of $3,992,000 was paid in full from the proceeds of the sale.

PNC Credit Facility

The Company’s Fulfillment Services business had a revolving credit and security agreement with PNC Bank, N.A., which expired by its terms on August 12, 2015. There were no borrowings under this agreement during 2016.

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

Lessee has agreed to pay ASW a royalty on oil and gas produced from the Leased Premises of 1/7th of the gross proceeds received by Lessee from the sale of such oil and gas to an unaffiliated third party of Lessee or 1/7th of the market value of the oil and gas if sold to an affiliate of Lessee. ASW’s royalty will be charged with 1/7th of any expenses to place the oil and gas, if any, in marketable condition after it is brought to the surface. Amounts payable under the Lease will not be reduced by any payments made to other holders of mineral rights or other production royalty payment interests in the Leased Premises, other than payments pursuant to rights granted by ASW in deeds transferring portions of the Leased Premises to third parties, primarily in the 1960s and 1970s. ASW and Lessee may assign, in whole or in part, their interests in the Lease. The oil and gas from ASW’s mineral rights will not be pooled or unitized with any other oil and gas except as required by law. Lessee has assumed all risks and liabilities in connection with Lessee’s activities under the Lease and agreed to indemnify ASW with respect thereto. No drilling has commenced with respect to this property.

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

Revenue from this transaction is being recorded over the lease term and approximately $228,000 and $152,000 was recognized during 2016 and 2015, which is included in Other revenues in the accompanying financial statements. At April 30, 2016, there remained $531,000 of deferred revenue.

In connection with the Stock Purchase Agreement discussed in Note 2 above, a subsidiary of the Company retained its ownership of a warehouse leased to the Product Packaging and Fulfillment Services business with a term that expired in November 2018. At the inception of the lease in November 2008, the subsidiary of the Company recorded deferred revenue and the Product Packaging and Fulfillment Services business recorded an Other asset amount, which amounts were being amortized over the lease term and, prior to January 31, 2015, were eliminated in consolidation. As a result of the sale of the Product Packaging and Fulfillment Services business, deferred rent revenue was no longer eliminated in consolidation and is included in Other liabilities in the accompanying balance sheet at April 30, 2015 and totaled $1,042,000. The credit related to the amortization of the deferred rent revenue had been accounted for as a reduction of general and administrative expenses for real estate operations and corporate in the accompanying financial statements and totaled $87,000 and $115,000 for 2016 and 2015. In February 2016, the warehouse was sold to a third party and, as a result of the sale, the Company reduced the deferred rent revenue to zero and recognized a pretax gain of $252,000 during its fiscal quarter ending April 30, 2016.

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

Fair value on a non-recurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is the asset or liability is not measured at fair value on an ongoing basis but is subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). The following presents assets by balance sheet caption and by the level within the fair value hierarchy (as described above) as of April 30, 2016 and 2015, for which a non-recurring change in fair value has been recorded during the years then ended (in thousands):

	Level 1	Level 2	Level 3	Impairment Loss Recorded
2016:

Real estate inventory	$-	$-	$21,251	$2,506
Property, plant and equipment	$-	$-	$9,302	$3,094
Intangible and other assets	$-	$-	$7	$4,806

	Level 1	Level 2	Level 3	Impairment Loss Recorded
2015:

Real estate inventory	$-	$-	$2,048	$1,504
Investment assets	$-	$-	$1,439	$305
Property, plant and equipment	$-	$-	$-	$771

During 2016 and 2015, certain real estate inventory and investment assets were adjusted to their fair values, less estimated costs to sell, resulting in pretax, non-cash impairment charges of $2,506,000 and $1,809,000. In addition, the Fulfillment Services business recorded pretax, non-cash impairment charges of $7,900,000 in 2016 as a result of a review of the recoverability of long-lived assets and $771,000 in 2015 due to the discontinuance of the development of certain software. The impairment charges were included in results of operations for each period. For additional detail on the impairment charges, valuation techniques and reasons for the measurements, see Note 16.

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

The Company did not have any long-term, fixed-rate mortgage receivables at April 30, 2016 and 2015. The estimated fair value of the Company’s long-term, fixed-rate notes payable was $11,102,000 and $16,365,000 versus carrying amounts of $12,384,000 and $18,090,000 at April 30, 2016 and 2015. These financial assets and liabilities are categorized as Level 2 within the fair value hierarchy described above.

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

On August 30, 2013, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made on September 4, 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $11,822,000 as of April 30, 2016. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,000.

On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accelerated funding liability then outstanding, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. Upon the sale by the Company of any property mortgaged in favor of the PBGC, the Company is required to deposit in its pension plan 50% of the lesser of (i) the amount equal to the total purchase price of the mortgaged property minus certain transaction costs or (ii) the appraised value of the mortgaged property. The mortgages in favor of the PBGC will be discharged following the termination date of the settlement agreement. In connection with the settlement agreement, the Company made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements, including making all required minimum funding contributions to its pension plan. Any failure by the Company to comply with its obligations under the settlement agreement may result in an event of default, which would permit the PBGC to repossess, sell or foreclose on the properties that have been mortgaged in favor of the PBGC; however, if the Company complies with the terms of the settlement agreement, including making all future required minimum funding contributions to its pension plan and any payments required due to any shortfall in the appraised value of real property covered by the mortgages described above, the Company will not be required to make any further cash payments to its pension plan with respect to the remaining accelerated funding liability.

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

Net periodic pension cost for 2016 and 2015 was comprised of the following components (in thousands):

	Year Ended April 30,
	2016	2015

Interest cost on projected benefit obligation	$1,284	$1,370
Expected return on assets	(2,051)	(2,230)
Plan expenses	251	247
Recognized net actuarial loss	1,534	1,257
Settlement loss	-	1,067
Total cost recognized in pretax income	1,018	1,711
Cost recognized in pretax other comprehensive income	434	2,674
Net periodic pension cost	$1,452	$4,385

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

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1,603,000, $0 and $0. Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2016	2015

Discount rate used to determine net periodic pension cost	3.48%	3.90%
Discount rate used to determine pension benefit obligation	3.27%	3.48%
Expected long-term rate of return on assets	8.00%	8.00%

The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$38,303	$36,469
Interest cost	1,284	1,370
Actuarial (gain) loss	(750)	5,098
Benefits paid	(2,419)	(4,634)
Benefit obligation at end of year	$36,418	$38,303

Change in plan assets:
Fair value of plan assets at beginning of year	$27,044	$29,120
Company contributions	-	475
Actual return on plan assets	(620)	2,334
Benefits paid	(2,419)	(4,634)
Plan expenses	(297)	(251)
Fair value of plan assets at end of year	$23,708	$27,044

Underfunded status:	$(12,710)	$(11,259)

Recognition of underfunded status:
Accrued pension cost	$(12,710)	$(11,259)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheet. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2016	2015
Pretax accumulated comprehensive loss	$18,061	$17,627

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2016 and 2015 (in thousands):

	Pension Benefits
	Pretax	Net of Tax

Accumulated comprehensive loss, May 1, 2014	$14,953	$9,175
Net actuarial gain	4,998	3,099
Recognition of settlement loss	(1,067)	(662)
Amortization of net loss	(1,257)	(779)
Accumulated comprehensive loss, April 30, 2015	17,627	10,833
Net actuarial loss	1,968	1,220
Amortization of net loss	(1,534)	(952)
Accumulated comprehensive loss, April 30, 2016	$18,061	$11,101

The Company recorded, net of tax, other comprehensive loss of $268,000 and $1,658,000 in 2016 and 2015 to account for the net effect of changes to the unfunded portion of pension liability.

The average asset allocation for the pension plan by asset category was as follows:

	April 30,
	2016	2015
Equity securities	67%	69%
Fixed income securities	28	29
Other (principally cash and cash equivalents)	5	2
Total	100%	100%

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

The Company funds the pension plan in compliance with IRS funding requirements. The Company’s contributions to the pension plan totaled $0 and $475,000 in 2016 and 2015. The Company is not required and does not expect to make contributions to the pension plan during fiscal year 2017.

The amount of future annual benefit payments is expected to be between $2,488,000 and $2,745,000 in fiscal years 2017 through 2021, and an aggregate of approximately $11,333,000 is expected to be paid in the fiscal five-year period 2022 through 2026.

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

The following tables set forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2016 and 2015 (in thousands):

2016:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,171	$1,171	$-	$-
Investments at fair value:
Equity securities	15,878	15,878	-	-
Corporate bonds and debentures	6,663	-	6,663	-
Total assets at fair value	$23,712	$17,049	$6,663	$-

2015:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$675	$675	$-	$-
Investments at fair value:
Equity securities	18,634	18,634	-	-
Corporate bonds and debentures	7,735	-	7,735	-
Total assets at fair value	$27,044	$19,309	$7,735	$-

Savings and salary deferral plans

The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which participating employees contribute salary deductions. The Company may make discretionary matching contributions to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The Company did not provide matching contributions to the 401(k) plan in 2016 and 2015.

Equity compensation plan

In 2006, the Board of Directors of the Company adopted and the shareholders approved the AMREP Corporation 2006 Equity Compensation Plan (the “Equity Plan”) that provides for the issuance of up to 400,000 shares of common stock of the Company to employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards. As of April 30, 2016, 39,000 shares were issued and outstanding under the Equity Plan, leaving 361,000 shares available for future issuance. The Equity Plan is administered by the Board of Directors and its Compensation and Human Resources Committee.

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

A summary of the 2015 and 2016 restricted share award activity presented below represents the maximum number of shares that could be vested:

Restricted time-based share awards	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2014	24,000	$6.96
Granted during 2015	12,000	6.90
Vested during 2015	(8,000)	6.80
Forfeited during 2015	-	-
Non-vested at April 30, 2015	28,000	6.98

Granted during 2016	3,000	5.22
Vested during 2016	(12,000)	6.94
Forfeited during 2016	-	-
Non-vested at April 30, 2016	19,000	$6.66

For 2016 and 2015, the Company recognized $68,000 and $122,000 of compensation expense related to all shares of common stock issued under the Equity Plan. As of April 30, 2016, there was $29,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan, which is expected to be recognized over the remaining vesting term not to exceed three years.

(14)	INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended April 30,
	2016	2015
	(in thousands)
Current:
Federal	$(35)	$(676)
State and local	126	16
	91	(660)
Deferred:
Federal	(5,074)	(1,387)
State and local	(228)	(85)
	(5,302)	(1,472)
Total benefit for income taxes	$(5,211)	$(2,132)

The components of the net deferred income taxes are as follows:

	April 30,
	2016	2015
	(in thousands)
Deferred income tax assets:
State tax loss carryforwards	$4,591	$4,272
Accrued pension costs	4,716	4,274
Vacation accrual	161	210
Intangibles and deductible goodwill	3,798	4,835
Real estate basis differences	8,601	4,296
Other	34	177
Total deferred income tax assets	21,901	18,064

Deferred income tax liabilities:
Depreciable assets	(2,074)	(3,776)
Deferred gains on investment assets	(3,661)	(4,423)
Capitalized costs for financial reporting purposes, expensed for tax	(316)	(371)
Total deferred income tax liabilities	(6,051)	(8,570)
Valuation allowance for realization of certain deferred income tax assets	(4,567)	(3,657)
Net deferred income tax asset	$11,283	$5,837

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance of $4,567,000 as of April 30, 2016 relates primarily to net operating loss carryforwards in states where the Company either has no current operations or its operations are not considered likely to use the net operating loss carryforward prior to its expected expiration date. The net change in the total valuation allowance for state deferred taxes for 2016 was an increase of $910,000 and for 2015 was an increase of $1,030,000. The effect of the change in the valuation allowance is reflected in the state income taxes, net of federal income tax effect, in the rate reconciliation table shown below.

The remaining state net operating loss carryforwards expire beginning in the fiscal years ending April 30, 2017 through April 30, 2036. The state net operating loss carryforwards of $112,055,000 expire in future fiscal years as follows: 2017 - $0; 2018 - $0; 2019 - $0; 2020 - $1,969,000; 2021 - $32,000; and thereafter - $110,054,000.

The Company revised the federal and state tax rates on existing temporary differences due to changes in the tax rates and state apportionments. The effect of the rate change is included in the Other amount in the rate reconciliation below.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision:

	Year Ended April 30,
	2016	2015
	(in thousands)
Computed tax provision (benefit) at statutory rate	$(5,248)	$(2,000)
Increase (reduction) in tax resulting from:
State income taxes, net of federal income tax effect	(93)	(45)
Meals and entertainment	3	11
Other	127	(98)
Actual tax provision (benefit)	$(5,211)	$(2,132)

The Company utilized its U.S. federal net operating loss carryforward of approximately $14,416,000 and certain state net operating loss carryforwards as of April 30, 2015 to offset taxable income resulting from the results of operations for 2015. Such utilization was included in the results from discontinued operations. In addition, $7,419,000 of goodwill associated with the Palm Coast acquisition remains amortizable as of April 30, 2016. At April 30, 2016, the Company’s federal net operating loss available to offset taxes paid was approximately $194,000.

The Company is subject to U.S. federal income taxes, and also to various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is not currently under examination by any tax authorities with respect to its income tax returns. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2012 are no longer subject to examination due to the expiration of the statute of limitations.

ASC 740-10 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following table summarizes the beginning and ending gross amount of unrecognized tax benefits:

	2016	2015
	(in thousands)
Gross unrecognized tax benefits at beginning of year	$58	$58
Gross increases:
Additions based on tax positions related to current year	-	-
Additions based on tax positions of prior years	-	-
Gross decreases:
Reductions based on tax positions of prior years	-	-
Reductions based on the lapse of the applicable statute of limitations	-	-
Gross unrecognized tax benefits at end of year	$58	$58

The total tax effect of gross unrecognized tax benefits at April 30, 2016 and 2015 was $58,000 as of each date which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months. The Company has elected to include interest and penalties in its income tax expense. There were no amounts of interest or penalties accrued in the accompanying consolidated balance sheets at April 30, 2016 and 2015.

(15)	SHAREHOLDERS’ EQUITY:

During 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into a settlement agreement with a significant customer resulting in the issuance by the Company to that customer of 825,000 shares of its common stock. Refer to Note 17 for further detail regarding the settlement agreement. As a result of the issuance of these shares, the Company increased its common stock account by $83,000 and its contributed capital account by $4,191,000, which was based on the fair value of the Company’s common shares on the date of the settlement agreement.

The Company recorded, net of tax, other comprehensive loss of $268,000 and $1,658,000 in 2016 and 2015 to account for the net effect of changes to the unfunded portion of pension liability (refer to Note 13).

(16)	IMPAIRMENT OF ASSETS:

Fulfillment Services – The Fulfillment Services business continued to experience a decline in revenues resulting from reduced subscription sales, which has caused publishers to close some magazine titles, change subscription service providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. As a result, the operating results and current business trends of the Fulfillment Services business caused significant changes to the projected cash flows of Fulfillment Services, which resulted in the Company testing for the recoverability of the long-lived assets of Fulfillment Services.

The impairment of long-lived assets is determined using a two-step process. The first step involves a comparison of the estimated future undiscounted cash flows of the business unit to the carrying value of the long-lived assets. If the carrying amount of a business unit exceeds its undiscounted cash flows, then the second step of the long-lived assets impairment test must be performed. The second step of the long-lived assets impairment test compares the fair value of the long-lived assets with the carrying values to measure the amount of impairment loss, if any. The fair values of long-lived assets are determined using internal estimates, third party appraisals or market quotes for similar assets, where available.

As a result of the long-lived asset impairment test performed as of April 30, 2016, the Company recorded a $7,900,000 non-cash impairment charge related to the long-lived assets of its Fulfillment Services business. The Company determined its intangible asset related to customer contracts and relationships was impaired by $4,806,000, its real estate was impaired by $2,970,000 and certain of its fixed assets were impaired by $124,000. The fair value of the customer contracts and relationships asset was determined based on a discounted cash flow approach using Level 3 inputs under ASC 820. The cash flows are those expected by market participants discounted at a rate based on an assessment of the risk inherent in the future cash flows of the Fulfillment Services business. The real estate fair value was determined based on third-party appraisals of properties and the fair value of fixed assets was determined based on quoted market prices or prices for similar assets.

The impairment charge is included in the Impairment of assets line item in the consolidated statements of operations and the consolidated statements of cash flows in the accompanying financial statements. In addition, the impairment charge has been allocated on a pro-rata basis to the long-lived assets of the Fulfillment Services business using the relative carrying amounts of those assets but not reducing the assets below their fair values.

The Fulfillment Services business recorded impairment charges of $771,000 in 2015 due to the discontinuance of the development of certain software. The impairment charge included previously capitalized software costs, internal labor costs and third party consulting costs.

Real Estate – During 2016 and 2015, the Company’s real estate business recorded impairment charges as a result of third party appraisals that showed deterioration in the fair market values of certain properties from the prior year and the impairment charges were included in results of operations for the applicable year. During 2016, certain real estate with carrying amounts of $23,757,000 was written down to its fair value of $21,264,000, less estimated selling costs, resulting in an impairment charge of $2,506,000. During 2015, certain real estate with carrying amounts of $5,296,000 was written down to its fair value of $3,515,000, less estimated selling costs, resulting in an impairment charge of $1,809,000. In both years, the impairment charges were primarily related to take-back lots reacquired in prior years that initially were recorded at fair market value less estimated costs to sell and are subsequently measured at the lower of cost or fair market value less estimated costs to sell. In addition, 2016 included impairment charges related to certain holdings of AMREP Southwest in the Hawk Site subdivision.

(17)	GAIN FROM SETTLEMENT:

During 2015, the Company and its indirect subsidiaries, Kable Distribution and Palm Coast, entered into a settlement agreement (the “Settlement Agreement”) with a significant customer, Heinrich Bauer (USA) LLC (“Bauer”). Kable Distribution and Bauer were parties to an ordinary course of business contract pursuant to which Kable Distribution distributed certain magazines of Bauer in return for a commission. Palm Coast and Bauer were parties to an ordinary course of business contract pursuant to which Palm Coast provided certain fulfillment services to Bauer in return for service fees. During 2014, Kable Distribution received notice that its ordinary course of business contract with Bauer, which provided Kable Distribution with a substantial amount of negative working capital liquidity, would not be renewed upon its scheduled expiration in June 2014.

Pursuant to the Settlement Agreement, Kable Distribution agreed to eliminate the commission paid by Bauer to Kable Distribution for distribution services through expiration of the contract period at June 30, 2014 and to amend the payment procedures with respect to amounts received by Kable Distribution from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers; Palm Coast agreed to reduce certain fees charged to Bauer for fulfillment services, with Bauer agreeing to extend the term of its fulfillment agreement to at least December 31, 2018; and the Company agreed to issue to Bauer 825,000 shares of common stock of the Company, with a fair market value of $4,274,000 and which represented approximately 10.3% of the outstanding shares of common stock of the Company following such issuance, with Bauer agreeing to not sell or transfer such shares for a period of six months. In return for such consideration, Bauer released all claims it may have had against each of Kable Distribution, Palm Coast, the Company and its related persons, other than the obligations of Kable Distribution, Palm Coast and the Company under the Settlement Agreement, the future obligations of Kable Distribution under its distribution agreement as amended by the Settlement Agreement and the future obligations of Palm Coast under its fulfillment agreement as amended by the Settlement Agreement. In particular, the Settlement Agreement transferred to Bauer all amounts and accounts receivable owing from wholesalers to Kable Distribution relating to the domestic sale by Kable Distribution of Bauer magazines, which totaled $22,626,000, and released Kable Distribution from having to pay the accounts payable owed to Bauer relating to the domestic sale by Kable Distribution of Bauer magazines other than to the extent amounts had been received by Kable Distribution or Bauer on or after May 2014 from wholesalers or retailers relating to the domestic sale by Kable Distribution of Bauer magazines to such wholesalers or retailers, which totaled $38,214,000. After considering the value of the various components of the Settlement Agreement, Kable Distribution recorded a pretax gain of $11,155,000 during 2015. As discussed in Note 2, the results of operations of Kable Distribution are included in discontinued operations in the accompanying financial statements.

(18)	COMMITMENTS AND CONTINGENCIES:

Non-cancelable leases

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Rental expense for 2016 and 2015 was approximately $159,000 and $314,000. The total minimum rental commitments of $374,000 for fiscal years subsequent to April 30, 2016 are due as follows: 2017 - $323,000; 2018 - $38,000; 2019 - $7,000; 2020 - $6,000; and none thereafter.

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

At April 30, 2016, AMREP Southwest has posted bonds to support its future development commitments in Rio Rancho of approximately $1,945,000.

(19)	LITIGATION:

The Company and its subsidiaries are involved in various claims and legal actions arising in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

(20)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS:

The Company has identified two reportable segments in which it currently has business operations: (i) Fulfillment Services and (ii) Real Estate operations. Fulfillment Services performs fulfillment and contact center services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers. Real Estate operations primarily include land sales and lease activities, which involve the obtaining of approvals and the sale of both developed and undeveloped lots to homebuilders, commercial users and others, as well as investments in commercial and investment properties. Certain common expenses as well as identifiable assets are allocated among reportable segments based upon management’s estimate of each segment’s absorption. Other revenues and expenses not identifiable with a specific segment are shown as a separate segment in this presentation.

The accounting policies of the segments are the same as those described in Note 1. See Note 14 for disclosure regarding differences between the U.S. federal statutory income tax rate to the actual tax provision. The following tables set forth summarized data relative to the industry segments in which the Company operated (other than with respect to discontinued operations) for the years indicated (in thousands):

	Fulfillment Services	Real Estate Operations	Corporate and Other	Consolidated
Year ended April 30, 2016:
Revenues (a)	$34,757	5,955	952	$41,664
Net income (loss)	(7,597)	(4,869)	2,242	(10,224)
Provision (benefit) for income taxes	(3,754)	(2,067)	610	(5,211)
Interest expense (income), net	875	2,614	(2,128)	1,361
Depreciation and amortization	2,756	112	109	2,977
Impairment of assets	7,900	2,506	-	10,406
EBITDA (b)	180	(1,704)	833	(691)

Capital expenditures	$795	$3	$-	$798

Year ended April 30, 2015:
Revenues (a)	$43,684	$6,366	$(260)	$49,790
Net income (loss)	$(1,630)	$(3,367)	$1,413	$(3,584)
Provision (benefit) for income taxes	(877)	(1,977)	722	(2,132)
Interest expense (income), net	700	2,730	(1,815)	1,615
Depreciation and amortization	2,999	91	174	3,264
Impairment of assets	771	1,809	-	2,580
EBITDA (b)	$1,963	$(714)	$494	$1,743

Capital expenditures	$1,127	$-	$-	$1,127

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying statements of operations. Corporate and Other is net of intercompany eliminations.
(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges from continuing operations) in addition to net income (loss) from continuing operations as a key measure of profit or loss for segment performance and evaluation purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other person whose certification accompanies this annual report on Form 10-K, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the chief financial officer and such other person have concluded that such disclosure controls and procedures were effective as of April 30, 2016 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control Over Financial Reporting, included in Part II, “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Material Weakness Previously Identified

As of April 30, 2015, management had identified a material weakness in internal control over financial reporting relating to the accounting for certain complex non-routine transactions; specifically, the Company did not utilize sufficient technical accounting capabilities related to complex non-routine transactions within the Company’s pension plan and tax accounting and disclosure in connection with the gain on the disposal of discontinued operations. In response, the Company implemented the following remediation steps to address this material weakness: (i) regular evaluation and enhancement of internal technical accounting capabilities, supported by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and (ii) enhanced awareness to identify complex technical accounting topics and early identification of situations which might require the use of third-party advisors and consultants. As of April 30, 2016, management has assessed the effectiveness of the Company’s remediation efforts with respect to this material weakness and the material weakness has been remediated.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “2016 Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant”.

Item 11.	Executive Compensation

The information set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the 2016 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “The Board of Directors and its Committees” and “Certain Transactions” in the 2016 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the subheadings “Audit Fees” and “Pre-Approval Policies and Procedures” in the 2016 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)                              1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 29, 2016 – RSM US LLP

•	Consolidated Balance Sheets - April 30, 2016 and 2015

•	Consolidated Statements of Operations for the Two Years Ended April 30, 2016

•	Consolidated Statements of Comprehensive Income (Loss) for the Two Years Ended April 30, 2016

•	Consolidated Statements of Shareholders’ Equity for the Two Years Ended April 30, 2016

•	Consolidated Statements of Cash Flows for the Two Years Ended April 30, 2016

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits.

The exhibits filed in this annual report on Form 10-K are listed in the Exhibit Index.

(b)	Exhibits. See (a)3 above.

(c)	Financial Statement Schedules. See (a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMREP CORPORATION
(Registrant)

Dated: July 29, 2016
By: /s/ Clifford R. Martin
Clifford R. Martin
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher V. Vitale Christopher V. Vitale	Executive Vice President, Chief Administrative Officer & General Counsel (Principal Executive Officer)	July 29, 2016

/s/ Clifford R. Martin Clifford R. Martin	Vice President and Chief Financial Officer (Principal Accounting Officer)	July 29, 2016

/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 29, 2016

/s/ Lonnie A. Coombs Lonnie A. Coombs	Director	July 29, 2016

/s/ Theodore J. Gaasche Theodore J. Gaasche	Director	July 29, 2016

/s/ Albert V. Russo Albert V. Russo	Director	July 29, 2016

EXHIBIT INDEX

NUMBER	ITEM

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-3 filed March 21, 2007)

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2015)

4.1	Revolving Credit and Security Agreement dated May 13, 2010, by and among Kable Media Services, Inc., Kable Distribution Services, Inc., Kable Product Services, Inc., Kable News Company, Inc., Palm Coast Data Holdco, Inc., Kable Staffing Resources LLC, Kable Specialty Packaging Services LLC, Kable News International, Inc., Kable Fulfillment Services, Inc. and Palm Coast Data LLC, and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 18, 2010)

4.2	Amendment, dated July 18, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, by and among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed July 26, 2012)

4.3	First Amendment, dated October 1, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 2, 2012)

4.4	Second Amendment and Joinder, dated December 31, 2012, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2013)

4.5	Third Amendment, dated April 2, 2013, to the Revolving Credit and Security Agreement, dated May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013)

4.6	Fourth Amendment, dated June 11, 2014, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 11, 2014)

4.7	Fifth Amendment, dated as of February 9, 2015, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Media Services, Inc., et al and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

4.8	Sixth Amendment, dated as of April 10, 2015, to the Revolving Credit and Security Agreement, dated as of May 13, 2010, among Kable Staffing Resources LLC, Palm Coast Data Holdco, Inc., Palm Coast Data LLC and FulCircle Media, LLC and PNC Bank, National Association, as agent and lender. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 10, 2015)

4.9	Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.10		$22,500,000 Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.11		First Amendment, dated April 29, 2011, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.12		First Modification, dated April 29, 2011, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.13		Second Amendment, dated August 24, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.14		Second Modification, dated August 24, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.15		Third Amendment, dated November 19, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.16		Third Modification, dated November 19, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.17		Consent Agreement, dated September 8, 2014, by and between Kappa Lending Group, LLC and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.1	(a)	Amended and Restated Distribution Agreement, dated July 1, 2008, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009)

10.2	(a)	First Amendment, dated February 14, 2011, to the Amended and Restated Distribution Agreement, dated July 1, 2008, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed July 21, 2011)

10.3		Second Amendment, dated as of June 27, 2014, to Amended and Restated Distribution Agreement, dated as of June 27, 2014, between Kappa Publishing Group, Inc. and Kable Distribution Services, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 1, 2014)

10.4		Tolling and Forbearance Agreement, dated August 13, 2012, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 14, 2012)

10.5		Settlement Agreement, dated as of August 30, 2013, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

10.6		First Amendment to Settlement Agreement, dated as of July 15, 2015, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2015)

10.7		Second Amendment to Settlement Agreement, dated as of February 2, 2016, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 15, 2016)

10.8	(a)	Settlement Agreement, dated June 11, 2014, by and among Heinrich Bauer (USA) LLC, Kable Distribution Services, Inc., Palm Coast Data LLC and AMREP Corporation. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed September 15, 2014)

10.9		Oil and Gas Lease and the Addendum thereto, each dated September 8, 2014, by and among AMREP Southwest Inc., Outer Rim Investments, Inc., Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.10		Stock Purchase Agreement, dated as of February 9, 2015, between DFI Holdings, LLC, KPS Holdco, LLC and American Investment Republic Co. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.11		Promissory Note, dated as of February 9, 2015, made by DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.12		Transition Services Agreement, dated as of February 9, 2015, between DFI Holdings, LLC, KPS Holdco, LLC and American Investment Republic Co. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.13		Release Agreement, dated as of February 9, 2015, by American Investment Republic Co. in favor of Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.14		Release Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.15		Release Agreement, dated as of February 9, 2015, by DFI Holdings, LLC, KPS Holdco, LLC and Michael P. Duloc in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.16		Line of Credit Promissory Note, dated as of February 9, 2015, made by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.17		Guaranty Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.18		Security Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.19		Letter Agreement, dated January 20, 2016, among Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC and American Republic Investment Co. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 15, 2016)

10.20		Asset Purchase Agreement, dated as of April 10, 2015, between TSJ Staffing, LLC and Kable Staffing Resources LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 10, 2015)

10.21	(b)	2006 Equity Compensation Plan. (Incorporated by reference to Appendix B to Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006)

10.22	(b)	Form of Restricted Stock Award under the 2006 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)

10.23	(b)	Change of Control Agreement, dated as of March 5, 2014, between Palm Coast Data LLC and Rory Burke. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 7, 2014)

21	(c)	Subsidiaries of Registrant.

23	(c)	Consent of RSM US LLP.

31.1	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	(c)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	(c)	XBRL Instance Document.

101.SCH	(c)	XBRL Taxonomy Extension Schema.

101.CAL	(c)	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	(c)	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	(c)	XBRL Taxonomy Extension Label Linkbase.

101.PRE	(c)	XBRL Taxonomy Extension Presentation Linkbase.

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(b) Management contract or compensatory plan or arrangement in which directors or officers participate.

(c) Filed herewith.

