Form 10-Q
period 2016-07-31
AMREP CORP.
filed 2016-09-14
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 2016

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

Yes     ☐     No     ☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 9, 2016 – 8,078,954.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	July 31, 2016	April 30, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,295	$14,562
Receivables, net	7,404	7,271
Real estate inventory	59,715	61,663
Investment assets, net	9,716	10,326
Property, plant and equipment, net	11,677	11,997
Other assets	3,471	3,478
Taxes receivable	51	48
Deferred income taxes, net	10,946	11,283
TOTAL ASSETS	$114,275	$120,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$7,613	$8,453
Notes payable:
Amounts due within one year	-	555
Amounts due to related party	6,483	12,384
	6,483	12,939

Other liabilities and deferred revenue	3,623	3,682
Accrued pension cost	13,025	12,710
TOTAL LIABILITIES	30,744	37,784

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,296,704 at July 31, 2016 and 8,284,704 at April 30, 2016	830	828
Capital contributed in excess of par value	50,608	50,553
Retained earnings	47,409	46,779
Accumulated other comprehensive loss, net	(11,101)	(11,101)
Treasury stock, at cost; 225,250 shares at July 31, 2016 and April 30, 2016	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	83,531	82,844
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,275	$120,628

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended July 31, 2016 and 2015

(Amounts in thousands, except per share amounts)

	2016	2015
REVENUES:
Fulfillment services	$7,828	$9,181
Real estate land sales	2,720	110
Other revenues (Note 8)	1,660	284
	12,208	9,575
COSTS AND EXPENSES:
Real estate land sales	2,578	36
Operating expenses:
Fulfillment services	6,673	8,780
Real estate selling expenses	41	53
Other	370	347
General and administrative expenses:
Fulfillment services	353	865
Real estate operations and corporate	1,002	1,019
Interest expense	224	379
	11,241	11,479
Income (loss) from operations before income taxes	967	(1,904)

Provision (benefit) for income taxes	337	(725)
Net income (loss)	630	(1,179)

Retained earnings, beginning of period	46,779	57,003
Retained earnings, end of period	$47,409	$55,824
Earnings (loss) per share, net - basic and diluted	$0.08	$(0.15)
Weighted average number of common shares outstanding	8,042	8,029

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Operations (Unaudited)

Three Months Ended July 31, 2016 and 2015

(Amounts in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$630	$(1,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	367	746
Non-cash credits and charges:
Allowance for doubtful accounts	18	29
Stock-based compensation	15	21
Changes in assets and liabilities:
Receivables	(151)	303
Real estate inventory and investment assets	2,557	(67)
Other assets	42	432
Accounts payable and accrued expenses	(840)	(1,458)
Taxes receivable and payable	(3)	(2,434)
Deferred income taxes and other liabilities	278	(61)
Accrued pension costs	315	254
Total adjustments	2,598	(2,235)
Net cash provided by (used in) operating activities	3,228	(3,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(39)	(82)
Net cash used in investing activities	(39)	(82)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	340	-
Principal debt payments	(6,796)	(251)
Net transfers from discontinued operations	-	1,394
Net cash provided by (used in) financing activities	(6,456)	1,143

Decrease in cash and cash equivalents	(3,267)	(2,353)
Cash and cash equivalents, beginning of period	14,562	12,050
Cash and cash equivalents, end of period	$11,295	$9,697

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$132	$324
Income taxes paid (refunded), net	$2	$1,854

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2017 and 2016 are to the fiscal years ending April 30, 2017 and 2016 and all references to the first quarter and first three months of 2017 and 2016 mean the fiscal three month periods ended July 31, 2016 and 2015.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2016, which was filed with the SEC on July 29, 2016 (the “2016 Form 10-K”).

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of ASU 2016-09 by the Company is not expected to have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 will be effective for the Company for fiscal year 2020 beginning on May 1, 2019. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB voted to defer the effective date by one year, with early adoption on the original effective date permitted. The Company will be required to adopt ASU 2014-09 as of May 1, 2018 and early adoption is permitted as of May 1, 2017. The Company has not determined when it will adopt ASU 2014-09 and the transition approach that will be utilized or estimated the impact of adopting ASU 2014-09.

(2)	RECEIVABLES

Receivables, net consist of the following (in thousands):

	July 31, 2016	April 30, 2016

Fulfillment Services	$7,540	$7,357
Real estate operations and corporate	316	348
	7,856	7,705
Less allowance for doubtful accounts	(452)	(434)
	$7,404	$7,271

During the first quarter of 2017, revenues from one major customer of the Company’s Fulfillment Services business totaled $1,284,000 or 10.5% of total revenues for the Company. As of August 31, 2016, the Company’s Fulfillment Services business had $416,000 of outstanding accounts receivable from this customer. This major customer has given the Company’s Fulfillment Services business notice that a significant portion of its business will be transferred to another provider during 2017.

(3)	INVESTMENT ASSETS

Investment assets, net consist of the following (in thousands):

	July 31, 2016	April 30, 2016

Land held for long-term investment	$9,716	$9,717
Other	-	609
	$9,716	$10,326

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of July 31, 2016, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

At April 30, 2016, Other included an approximately 2,200 square foot, single tenant retail commercial building on property owned by the AMREP Southwest in Rio Rancho, New Mexico. In the first quarter of 2017, the Company sold this property (see Note 8).

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	July 31,	April 30,
	2016	2016

Land, buildings and improvements	$15,868	$15,864
Furniture and equipment	19,189	19,140
	35,057	35,004
Less accumulated depreciation	(23,380)	(23,007)
	$11,677	$11,997

(5)	OTHER ASSETS

Other assets consist of the following (in thousands):

	July 31,	April 30,
	2016	2016

Prepaid expenses	$2,420	$2,358
Deferred order entry costs	784	845
Other	267	275
	$3,471	$3,478

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	July 31,	April 30,
	2016	2016

Fulfillment Services	$6,226	$6,712
Real estate operations and corporate	1,387	1,741
	$7,613	$8,453

The July 31, 2016 accounts payable and accrued expenses total included customer postage deposits of $3,702,000, accrued expenses of $2,031,000, trade payables of $707,000 and other of $1,173,000. The April 30, 2016 accounts payable and accrued expenses total included customer postage deposits of $3,947,000, accrued expenses of $1,998,000, trade payables of $837,000 and other of $1,671,000.

(7)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	July 31, 2016	April 30, 2016
Credit facilities:
Real estate operations - due to related party	$6,483	$12,384
Real estate operations - other	-	555
	$6,483	$18,090

Real Estate Loan

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $6,483,000 at July 31, 2016, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho, New Mexico and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $57,413,000 as of July 31, 2016. The loan may be prepaid at any time without premium or penalty except if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 8.

Other Notes Payable

A subsidiary of AMREP Southwest had a loan agreement with U.S. Bank National Association for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The loan was scheduled to mature on October 31, 2016, bore interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate, was secured by a mortgage on the real property of approximately one acre where construction of the building had occurred, contained customary events of default, representations, warranties and covenants for a loan of this nature and was guaranteed by AMREP Southwest. As of April 30, 2016, the outstanding principal balance of the loan was $555,000. In the first quarter of 2017, this property was sold and the outstanding loan balance was satisfied with proceeds from the sale.

(8)	OTHER REVENUES

During the quarter ended July 31, 2016, the Company sold a single tenant retail commercial building in Rio Rancho, New Mexico, which resulted in a pre-tax gain of $1,496,000.

In addition, refer to Note 11 to the consolidated financial statements contained in the 2016 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first quarter of 2017. Revenue from this transaction is being recorded over the lease term and approximately $57,000 was recognized during the first quarters of 2017 and 2016. At July 31, 2016, there was $474,000 of deferred revenue remaining to be recognized in future periods.

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

The Company did not have any long-term, fixed-rate notes receivables at July 31, 2016 or April 30, 2016. The estimated fair value of the Company’s long-term, fixed-rate note payable was $5,875,000 and $11,102,000 compared with carrying amounts of $6,483,000 and $12,384,000 at July 31, 2016 and April 30, 2016.

(10)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first quarter of 2017, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

Equity compensation plan

The Company issued 12,000 shares of restricted common stock under the AMREP Corporation 2006 Equity Compensation Plan (the “Equity Plan”) during the first quarter of 2017. During the first quarter of 2017, 5,000 shares of common stock previously issued under the Equity Plan vested leaving 26,000 shares issued under the Equity Plan that had not vested as of July 31, 2016. For the first quarter of 2017 and 2016, the Company recognized $15,000 and $21,000 of compensation expense related to the restricted shares of common stock issued. As of July 31, 2016, there was $69,000 of total unrecognized compensation expense related to shares of common stock issued under the Equity Plan which had not vested as of that date, which is expected to be recognized over the remaining vesting term not to exceed three years.

(11)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three month periods ended July 31, 2016 and 2015 (in thousands):

	Real Estate Operations	Fulfillment Services	Corporate and Other	Consolidated
Three months ended July 31, 2016 (a):
Revenues	$4,370	$7,828	$10	$12,208

Net income (loss) from operations	$247	$(42)	$425	$630
Provision (benefit) for income taxes	145	(25)	217	337
Interest expense (income), net	647	269	(692)	224
Depreciation and amortization	24	343	-	367
EBITDA (b)	$1,063	$545	$(50)	$1,558
Capital expenditures	$-	$39	$-	$39
Three months ended July 31, 2015 (a):
Revenues	$168	$9,181	$226	$9,575

Net income (loss) from operations	$(766)	$(776)	$363	$(1,179)
Provision (benefit) for income taxes	(454)	(456)	185	(725)
Interest expense (income), net	671	167	(459)	379
Depreciation and amortization	23	716	7	746
EBITDA (b)	$(526)	$(349)	$96	$(779)
Capital expenditures	$-	$82	$-	$82

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. Information concerning industry segments is set forth in Note 11 of the notes to the consolidated financial statements included in this report on Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the 2016 Form 10-K. Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2017 and 2016 are to the fiscal years ending April 30, 2017 and 2016 and all references to the first quarter and first three months of 2017 and 2016 mean the fiscal three month periods ended July 31, 2016 and 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2016 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2016 Form 10-K. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2016 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2016 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2016 Form 10-K and the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy in the first quarter of 2017 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2017, the Company recorded net income of $630,000, or $0.08 per share, compared to a net loss of $1,179,000, or $0.15 per share, for the first quarter of 2016. Revenues were $12,208,000 for the first quarter of 2017 compared to $9,575,000 for the same period in the prior year.

Revenues from land sales at AMREP Southwest were $2,720,000 for the first quarter of 2017 compared to $110,000 for the same period of 2016. For the first quarters of 2017 and 2016, the Company’s land sales in New Mexico were as follows:

	Ended July 31, 2016			Ended July 31, 2015
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	9.8	2,628	$268	0.1	$35	$350
Commercial	-	-	-	-	-	-
Total Developed	9.8	2,628	268	0.1	35	350
Undeveloped	4.3	92	21	10.1	75	7
Total	14.1	$2,720	$193	10.2	$110	$11

The average gross profit percentage on land sales was 5% for the first quarter of 2017 compared to 68% for the same period of 2016. The reduced profit percentage was attributable to the mix of lots sold, with 2017 sales being primarily developed lots with lower profit margins compared to 2016 where sales were primarily higher margin undeveloped lots. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company’s Fulfillment Services operations decreased from $9,181,000 for the first quarter of 2016 to $7,828,000 for the same period in 2017. The lower revenues were attributable to reduced business volumes from existing customers, certain price concessions on renewed contracts and lost business. Magazine publishers are the principal customers of the Company’s Fulfillment Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. One customer of the Fulfillment Services business whose revenues were 10.5% of the total Company revenues for the first quarter of 2017 has given notice that a significant portion of its business will be transferred to another provider during 2017. Operating expenses for Fulfillment Services decreased from $8,780,000 for the first quarter of 2016 to $6,673,000 for the same period in 2017, primarily attributable to lower payroll and benefits, as well as lower supplies expense, resulting from reduced business volumes.

Other revenues increased from $284,000 for the first three months of 2016 to $1,660,000 for the same period of 2017. The increase in other revenues was primarily due to the sale of a retail commercial property by AMREP Southwest, which resulted in a pre-tax gain of $1,496,000. Other operating expenses increased from $347,000 for the first quarter of 2016 to $370,000 for the same period of 2017, primarily due to increased professional and consulting costs at AMREP Southwest.

General and administrative expenses of Fulfillment Services operations decreased from $865,000 for the first quarter of 2016 to $353,000 for the same period of 2017, primarily due to reduced amortization of intangible assets, which were determined to be impaired at April 30, 2016 and their carrying value was written down at April 30, 2016, significantly reducing the amortization of these assets from 2016 to 2017. Real estate operations and corporate general and administrative expenses decreased from $1,019,000 in the first quarter of 2016 to $1,002,000 for the same period in 2017.

Interest expense was $224,000 for the first quarter of 2017 compared to $379,000 for the same period of 2016, due to a lower average principal loan balance at AMREP Southwest. Capitalized interest for the first quarter of 2017 was $18,000 compared to none for the same period of the prior year.

The Company’s effective tax rate was 34.9% for the first quarter of 2017 compared to 38.1% for the same period of 2016. The difference between the statutory tax rate and the effective rate of the tax provision in 2017 and the tax benefit in 2016 was primarily due to state income taxes. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both July 31, 2016 and April 30, 2016 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K.

Operating Activities

Receivables, net increased from $7,271,000 at April 30, 2016 to $7,404,000 at July 31, 2016 primarily due to the timing of accounts receivable collections and offset by lower business volumes at Palm Coast. Accounts payable and accrued expenses decreased from $8,453,000 at April 30, 2016 to $7,613,000 at July 31, 2016, primarily due to lower business volumes and the timing of payments to vendors.

Real estate inventory decreased from $61,663,000 at April 30, 2016 to $59,715,000 at July 31, 2016, primarily due to real estate land sales at AMREP Southwest. Investment assets decreased from $10,326,000 at April 30, 2016 to $9,716,000 at July 31, 2016, primarily due to the sale of a commercial retail property by AMREP Southwest. Property, plant and equipment decreased from $11,997,000 at April 30, 2016 to $11,677,000 at July 31, 2016, primarily due to normal depreciation of fixed assets.

Investing Activities

Capital expenditures totaled $39,000 for the first three months of 2017 and $82,000 for the same period of 2016, all for the Fulfillment Services business.

Financing Activities

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $6,483,000 at July 31, 2016, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $57,413,000 as of July 31, 2016. The loan may be prepaid at any time without premium or penalty except if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 8 in the notes to the consolidated financial statements included in this report on Form 10-Q. At July 31, 2016, AMREP Southwest was in compliance with the covenants of the loan.

A subsidiary of AMREP Southwest had a loan agreement with U.S. Bank National Association for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The loan was scheduled to mature on October 31, 2016, bore interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate, was secured by a mortgage on the real property of approximately one acre where construction of the building had occurred, contained customary events of default, representations, warranties and covenants for a loan of this nature and was guaranteed by AMREP Southwest. As of April 30, 2016, the outstanding principal balance of the loan was $555,000. In the first quarter of 2017, this property was sold and the outstanding loan balance was satisfied with proceeds from the sale.

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

The forward-looking statements contained in this report include, but are not limited to, the expected loss of any material customer contract and the material adverse effect of any such loss, the effect of recent accounting pronouncements on the Company, the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the Equity Plan, the liability for unrecognized tax benefits not changing in the next twelve months and the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following disclosure would otherwise be filed on Form 8-K under Item 5.03:

On September 13, 2016, Section 1 of Article I of the By-Laws of AMREP Corporation (the “Company”) was amended to update the registered office of the Company in the State of Oklahoma, Section 5 of Article III of the By-Laws of the Company was amended to eliminate the reference to the City of New York with respect to the principal office of the Company, and Section 1 of Article IV of the By-Laws of the Company was amended to eliminate the parenthetical that read “(one of whom may be designated Executive Vice-President)”.

The Company is also providing a complete copy of its latest Certificate of Incorporation, as amended, which updates the registered office of the Company in the State of Oklahoma and the name of the registered agent of the Company in the State of Oklahoma.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended.
3.2	By-Laws, as amended.
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2016	AMREP CORPORATION
(Registrant)

	By:	/s/ Clifford R. Martin
Clifford R. Martin Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended.
3.2	By-Laws, as amended.
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

