Form 10-Q
period 2016-10-31
AMREP CORP.
filed 2016-12-14
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Yes    ☐    No    ☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 12, 2016 – 8,077,954.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	October 31, 2016	April 30, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,906	$14,562
Receivables, net	6,950	7,271
Real estate inventory	57,743	61,663
Investment assets, net	9,716	10,326
Property, plant and equipment, net	11,337	11,997
Other assets	3,173	3,478
Taxes receivable	69	48
Deferred income taxes, net	10,922	11,283
TOTAL ASSETS	$111,816	$120,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$7,578	$8,453
Notes payable:
Amounts due within one year	-	555
Amounts due to related party	3,655	12,384
	3,655	12,939

Other liabilities and deferred revenue	3,565	3,682
Accrued pension cost	13,340	12,710
TOTAL LIABILITIES	28,138	37,784

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,303,204 at October 31, 2016 and 8,284,704 at April 30, 2016	830	828
Capital contributed in excess of par value	50,643	50,553
Retained earnings	47,521	46,779
Accumulated other comprehensive loss, net	(11,101)	(11,101)
Treasury stock, at cost; 225,250 shares at October 31, 2016 and April 30, 2016	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	83,678	82,844
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,816	$120,628

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended October 31, 2016 and 2015

(Amounts in thousands, except per share amounts)

	2016	2015
REVENUES:
Fulfillment services	$7,858	$8,726
Real estate land sales	3,529	2,180
Other revenues	78	315
	11,465	11,221
COSTS AND EXPENSES:
Real estate land sales	2,944	1,882
Operating expenses:
Fulfillment services	6,707	7,867
Real estate selling expenses	17	55
Other	390	333
General and administrative expenses:
Fulfillment services	327	880
Real estate operations and corporate	878	946
Interest expense	82	364
	11,345	12,327
Income (loss) from operations before income taxes	120	(1,106)
Provision (benefit) for income taxes	8	(430)
Net income (loss)	112	(676)
Retained earnings, beginning of period	47,409	55,824
Retained earnings, end of period	$47,521	$55,148
Earnings (loss) per share, net - basic and diluted	$0.01	$(0.08)
Weighted average number of common shares outstanding	8,050	8,038

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Six Months Ended October 31, 2016 and 2015

(Amounts in thousands, except per share amounts)

	2016	2015
REVENUES:
Fulfillment services	$15,686	$17,907
Real estate land sales	6,249	2,290
Other revenues (Note 8)	1,738	599
	23,673	20,796
COSTS AND EXPENSES:
Real estate land sales	5,522	1,918
Operating expenses:
Fulfillment services	13,380	16,647
Real estate selling expenses	58	108
Other	760	680
General and administrative expenses:
Fulfillment services	680	1,745
Real estate operations and corporate	1,880	1,965
Interest expense	306	743
	22,586	23,806
Income (loss) from operations before income taxes	1,087	(3,010)
Provision (benefit) for income taxes	345	(1,155)
Net income (loss)	742	(1,855)
Retained earnings, beginning of period	46,779	57,003
Retained earnings, end of period	$47,521	$55,148
Earnings (loss) per share, net - basic and diluted	$0.09	$(0.23)
Weighted average number of common shares outstanding	8,046	8,034

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Operations

(Unaudited) Six Months Ended October 31, 2016 and 2015

(Amounts in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$742	$(1,855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	717	1,453
Non-cash credits and charges:
Allowance for doubtful accounts	15	(24)
Stock-based compensation	35	37
Loss on disposal of fixed assets	-	5
Changes in assets and liabilities:
Receivables	306	(246)
Real estate inventory and investment assets	4,529	571
Other assets	355	908
Accounts payable and accrued expenses	(875)	(239)
Taxes receivable and payable	(21)	(2,444)
Deferred income taxes and other liabilities	244	(569)
Accrued pension costs	630	509
Total adjustments	5,935	(39)
Net cash provided by (used in) operating activities	6,677	(1,894)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(49)	(271)
Proceeds from line of credit receivable	-	2,000
Net cash provided by (used in) investing activities	(49)	1,729
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	340	-
Principal debt payments	(9,624)	(882)
Net transfers from discontinued operations	-	1,394
Net cash provided by (used in) financing activities	(9,284)	512

Increase (decrease) in cash and cash equivalents	(2,656)	347
Cash and cash equivalents, beginning of period	14,562	12,050
Cash and cash equivalents, end of period	$11,906	$12,397

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$292	$688
Income taxes paid, net	$3	$1,860

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended October 31, 2016 and 2015

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2017 and 2016 are to the fiscal years ending April 30, 2017 and 2016 and all references to the second quarter and first six months of 2017 and 2016 mean the fiscal three and six month periods ended October 31, 2016 and 2015.

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

(2)	RECEIVABLES

Receivables, net consist of the following (in thousands):

	October 31, 2016	April 30, 2016

Fulfillment Services	$7,397	$7,357
Real estate operations and corporate	-	348
	7,397	7,705
Less allowance for doubtful accounts	(447)	(434)
	$6,950	$7,271

During the first six months of 2017 and 2016, revenues from one major customer of the Company’s Fulfillment Services business totaled $2,477,000, or 10.5%, and $2,787,000, or 13.4%, of total revenues for the Company. As of November 30, 2016, the Company’s Fulfillment Services business had $295,000 of outstanding accounts receivable from this customer. This major customer has given the Company’s Fulfillment Services business notice that a significant portion of its business will be transferred to another provider during 2017.

(3)	INVESTMENT ASSETS

Investment assets, net consist of the following (in thousands):

	October 31, 2016	April 30, 2016

Land held for long-term investment	$9,716	$9,717
Other	-	609
	$9,716	$10,326

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of October 31, 2016, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

At April 30, 2016, Other included an approximately 2,200 square foot, single tenant retail commercial building on property owned by a subsidiary of AMREP Southwest in Rio Rancho, New Mexico. In the first quarter of 2017, this property was sold (see Note 8).

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	October 31,	April 30,
	2016	2016

Land, buildings and improvements	$15,877	$15,864
Furniture and equipment	19,203	19,140
	35,080	35,004
Less accumulated depreciation	(23,743)	(23,007)
	$11,337	$11,997

(5)	OTHER ASSETS

Other assets consist of the following (in thousands):

	October 31,	April 30,
	2016	2016

Prepaid expenses	$2,139	$2,358
Deferred order entry costs	769	845
Other	265	275
	$3,173	$3,478

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	October 31,	April 30,
	2016	2016

Fulfillment Services	$6,416	$6,712
Real estate operations and corporate	1,162	1,741
	$7,578	$8,453

The October 31, 2016 accounts payable and accrued expenses total included customer postage deposits of $3,649,000, accrued expenses of $1,790,000, trade payables of $642,000 and other of $1,497,000. The April 30, 2016 accounts payable and accrued expenses total included customer postage deposits of $3,947,000, accrued expenses of $1,998,000, trade payables of $837,000 and other of $1,671,000.

(7)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	October 31, 2016	April 30, 2016
Credit facilities:
Real estate operations - due to related party	$3,655	$12,384
Real estate operations - other	-	555
	$3,655	$18,090

Real Estate Related Party Loan

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $3,655,000 at October 31, 2016, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho, New Mexico and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $55,430,000 as of October 31, 2016. The loan may be prepaid at any time without premium or penalty except if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 8.

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

During the first quarter of 2017, a subsidiary of AMREP Southwest sold a single tenant retail commercial building in Rio Rancho, New Mexico, which resulted in a pre-tax gain of $1,496,000.

In addition, refer to Note 11 to the consolidated financial statements contained in the 2016 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first six months of 2017. Revenue from this transaction is being recorded over the lease term and approximately $57,000 and $114,000 were recognized during the second quarter and first six months of 2017 and 2016. At October 31, 2016, there was $417,000 of deferred revenue remaining to be recognized in future periods.

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

The Company did not have any long-term, fixed-rate notes receivable at October 31, 2016 or April 30, 2016. The estimated fair value of the Company’s long-term, fixed-rate note payable was $3,340,000 and $11,102,000 compared with carrying amounts of $3,655,000 and $12,384,000 at October 31, 2016 and April 30, 2016.

(10)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first six months of 2017, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

Equity compensation plan

The Company issued 19,500 shares of restricted common stock under the AMREP Corporation 2006 Equity Compensation Plan (the “2006 Equity Plan”) during the first six months of 2017. During the first six months of 2017, 11,000 shares of common stock previously issued under the 2006 Equity Plan vested. In addition, 1,000 shares of restricted stock issued under the 2006 Equity Plan prior to 2017 were returned to the Company and will not vest due to the retirement of an employee, leaving 26,500 shares issued under the 2006 Equity Plan that were not vested as of October 31, 2016. For the second quarter and first six months of 2017, the Company recognized $20,000 and $35,000 of compensation expense related to the restricted shares of common stock issued, and $16,000 and $37,000 for the same periods of 2016. As of October 31, 2016, there was $92,000 of total unrecognized compensation expense related to shares of common stock issued under the 2006 Equity Plan which had not vested as of that date, which is expected to be recognized over the remaining vesting term not to exceed three years.

During the second quarter of 2017, the shareholders of the Company, at the Company’s 2016 Annual Meeting of Shareholders, approved the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”). The 2016 Equity Plan became effective on September 20, 2016 and authorizes the issuance of up to 500,000 shares of the Company’s common stock. The 2016 Equity Plan terminates on, and no award will be granted under the 2016 Equity Plan on or after, September 19, 2026; provided, however, that the Company’s Board of Directors may, at any time prior to that date, terminate the 2016 Equity Plan. No awards were issued under the 2016 Equity Plan during the second quarter of 2017.

As previously disclosed, on the last trading day of calendar year 2016, each non-employee member of the Company’s Board of Directors will be issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $15,000 divided by the closing price per share of common stock reported on the New York Stock Exchange on such date. On the last trading day of each calendar year after calendar year 2016, each non-employee member of the Company’s Board of Directors will be issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $20,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date.

(11)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2016 and 2015 (in thousands):

	Real Estate Operations	Fulfillment Services	Corporate and Other	Consolidated
Three months ended October 31, 2016 (a):
Revenues	$3,597	$7,858	$10	$11,465

Net income (loss) from operations	(402)	(32)	546	112
Provision (benefit) for income taxes	(236)	(13)	257	8
Interest expense (income), net (b)	574	268	(760)	82
Depreciation and amortization	20	330	-	350
EBITDA (c)	$(44)	$553	$43	$552
Capital expenditures	$-	$10	$-	$10
Three months ended October 31, 2015 (a):
Revenues	$2,256	$8,726	$239	$11,221

Net income (loss) from operations	$(591)	$(506)	$421	$(676)
Provision (benefit) for income taxes	(347)	(297)	214	(430)
Interest expense (income), net (b)	596	182	(414)	364
Depreciation and amortization	22	677	8	707
EBITDA (c)	$(320)	$56	$229	$(35)
Capital expenditures	$-	$189	$-	$189

	Real Estate Operations	Fulfillment Services	Corporate and Other	Consolidated
Six months ended October 31, 2016 (a):
Revenues	$7,967	$15,686	$20	$23,673

Net income (loss) from operations	(155)	(74)	971	742
Provision (benefit) for income taxes	(91)	(38)	474	345
Interest expense (income), net (b)	1,221	537	(1,452)	306
Depreciation and amortization	44	673	-	717
EBITDA (c)	$1,019	$1,098	$(7)	$2,110
Capital expenditures	$-	$49	$-	$49
Six months ended October 31, 2015 (a):
Revenues	$2,424	$17,907	$465	$20,796

Net income (loss) from operations	$(1,357)	$(1,282)	$784	$(1,855)
Provision (benefit) for income taxes	(801)	(753)	399	(1,155)
Interest expense (income), net (b)	1,267	349	(873)	743
Depreciation and amortization	45	1,393	15	1,453
EBITDA (c)	$(846)	$(293)	$325	$(814)
Capital expenditures	$-	$271	$-	$271

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	Interest expense (income), net includes inter-segment interest expense (income) that is eliminated in consolidation.

(c)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the 2016 Form 10-K. Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2017 and 2016 are to the fiscal years ending April 30, 2017 and 2016 and all references to the second quarter and first six months of 2017 and 2016 mean the fiscal three and six month periods ended October 31, 2016 and 2015.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2016 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2016 Form 10-K and the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy in the first six months of 2017 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the second quarter of 2017, the Company recorded net income of $112,000, or $0.01 per share, compared to a net loss of $676,000 or $0.08 per share, for the second quarter of 2016. For the first six months of 2017, the Company recorded net income of $742,000, or $0.09 per share, compared to a net loss of $1,855,000, or $0.23 per share, for the same period of 2016. Revenues were $11,465,000 and $23,673,000 for the second quarter and first six months of 2017 compared to $11,221,000 and $20,796,000 for the same periods of the prior year.

Revenues from the Company’s real estate land sales were $3,529,000 and $6,249,000 for the second quarter and first six months of 2017 compared to $2,180,000 and $2,290,000 for the same periods of 2016. For the second quarter and first six months of 2017 and 2016, the Company’s land sales in New Mexico were as follows:

	Ended October 31, 2016			Ended October 31, 2015
	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)	Acres Sold	Revenues (in 000s)	Revenues Per Acre (in 000s)
Three months:
Developed
Residential	8.4	$3,513	$418	5.5	$1,930	$351
Commercial	-	-	-	-	-	-
Total Developed	8.4	3,513	418	5.5	1,930	351
Undeveloped	.4	16	40	20.8	250	12
Total	8.8	$3,529	$401	26.3	$2,180	$83

Six months:
Developed
Residential	18.2	$6,141	$337	5.6	$1,965	$351
Commercial	-	-	-	-	-	-
Total Developed	18.2	6,141	337	5.6	1,965	351
Undeveloped	4.7	108	23	30.9	325	11
Total	22.9	$6,249	$273	36.5	$2,290	$63

The average gross profit percentage on land sales was 16.6% and 11.6% for the second quarter and first six months of 2017 compared to 13.7% and 16.2% for the same periods of 2016. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company’s Fulfillment Services operations decreased from $8,726,000 and $17,907,000 for the second quarter and first six months of 2016 to $7,858,000 and $15,686,000 for the same periods in 2017. The lower revenues were attributable to reduced business volumes from existing customers, certain price concessions on renewed contracts and lost business. Magazine publishers are one of the principal customers of the Company’s Fulfillment Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. One customer of the Fulfillment Services business whose revenues were 10.5% of the total Company revenues for the first six months of 2017 has given notice, as previously disclosed by the Company, that a significant portion of its business will be transferred to another provider during 2017. Operating expenses for Fulfillment Services decreased from $7,867,000 and $16,647,000 for the second quarter and first six months of 2016 to $6,707,000 and $13,380,000 for the same periods in 2017, primarily reflecting lower payroll and benefits as well as lower supplies expense, in each case primarily resulting from reduced business volumes, and reduced consulting costs.

Other revenues were $78,000 and $1,738,000 for the second quarter and first six months of 2017 compared to $315,000 and $599,000 for the same periods of 2016. The decrease in other revenues for the second quarter was attributable to the sale of a warehouse in February 2016 that was leased to a third party and therefore there was no rental income in 2017. The increase in other revenues for the first six months was primarily due to the sale of a retail commercial property previously held for investment by a subsidiary of AMREP Southwest, which resulted in a pre-tax gain of $1,496,000.

Other operating expenses were $390,000 and $760,000 for the second quarter and first six months of 2017 compared to $333,000 and $680,000 for the same periods of 2016. The increases in the second quarter and first six months were primarily due to increased land maintenance costs and professional fees at AMREP Southwest and its subsidiaries.

General and administrative expenses of Fulfillment Services operations declined to $327,000 and $680,000 for the second quarter and first six months of 2017 from $880,000 and $1,745,000 for the same periods of 2016, primarily due to (i) reduced facilities costs of $117,000 and $180,000 for the second quarter and first six months and (ii) reduced amortization of $355,000 and $701,000 for the second quarter and first six months that was related to certain intangible assets, which were determined to be impaired at April 30, 2016. The carrying value of these intangible assets was written down at April 30, 2016, significantly reducing the amortization of these assets from 2016 to 2017.

Real estate operations and corporate general and administrative expenses declined to $878,000 and $1,880,000 for the second quarter and first six months of 2017 from $946,000 and $1,965,000 for the same periods of 2016, primarily due to lower payroll and benefit costs and directors fees, partially offset by increased pension costs.

Interest expense was $82,000 and $306,000 for the second quarter and first six months of 2017 compared to $364,000 and $743,000 for the same periods of 2016, primarily due to a reduction of the principal loan balance at AMREP Southwest. Capitalized interest related to various land development activities for the second quarter and first six months of 2017 was $20,000 and $38,000 compared to none for the same periods of the prior year.

The Company’s effective tax rate was 6.7% and 31.7% for the second quarter and first six months of 2017 compared to 38.9% and 38.4% for the same periods of 2016. The difference between the federal statutory tax rate and the effective rate of the tax provision in 2017 and the tax benefit in 2016 was primarily due to state income taxes, particularly in the second quarter of 2017 when the Company received a state tax refund of $17,000. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both October 31, 2016 and April 30, 2016 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

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

Operating Activities

Receivables, net decreased from $7,271,000 at April 30, 2016 to $6,950,000 at October 31, 2016, primarily due to accounts receivable collections in the Company’s real estate business. Accounts payable and accrued expenses decreased from $8,453,000 at April 30, 2016 to $7,578,000 at October 31, 2016, primarily due to lower business volumes and the timing of payments to vendors.

Real estate inventory decreased from $61,663,000 at April 30, 2016 to $57,743,000 at October 31, 2016, due to real estate land sales. Investment assets decreased from $10,326,000 at April 30, 2016 to $9,716,000 at October 31, 2016, primarily due to the sale of a commercial retail property by a subsidiary of AMREP Southwest. Property, plant and equipment decreased from $11,997,000 at April 30, 2016 to $11,337,000 at October 31, 2016, primarily due to normal depreciation of fixed assets.

Investing Activities

Capital expenditures totaled $49,000 for the first six months of 2017 and $271,000 for the same period of 2016, all for the Fulfillment Services business.

Financing Activities

AMREP Southwest has a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another director of the Company has a 20% participation. The loan had an outstanding principal amount of $3,655,000 at October 31, 2016, is scheduled to mature on December 1, 2017, bears interest payable monthly at 8.5% per annum, and is secured by a mortgage on all real property of AMREP Southwest in Rio Rancho and by a pledge of the stock of its subsidiary, Outer Rim Investments, Inc. The total book value of the real property collateralizing the loan was approximately $55,430,000 as of October 31, 2016. The loan may be prepaid at any time without premium or penalty except if the prepayment is in connection with the disposition of AMREP Southwest or substantially all of its assets. No payments of principal are required until maturity, except that the following amounts are required to be applied to the payment of the loan: (a) 25% of the net cash proceeds from any sales of real property by AMREP Southwest and (b) 25% of any royalty payments received by AMREP Southwest under the oil and gas lease described in Note 8 in the notes to the consolidated financial statements included in this report on Form 10-Q. At October 31, 2016, AMREP Southwest was in compliance with the covenants of the loan.

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

The forward-looking statements contained in this report include, but are not limited to, the loss of any material customer contract and the material adverse effect of any such loss, the effect of recent accounting pronouncements on the Company, the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the 2006 Equity Plan, the timing of development of the Company’s land held for long-term investment, the liability for unrecognized tax benefits not changing in the next twelve months and the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
10.1	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.2	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.3	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2016	AMREP CORPORATION
(Registrant)

	By:	/s/ Robert E. Wisniewski
Robert E. Wisniewski
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
10.1	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.2	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.3	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

