Form 10-Q
period 2017-01-31
AMREP CORP.
filed 2017-03-15
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 2017

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number        1-4702

AMREP Corporation
(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

620 West Germantown Pike, Suite 175 Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 487-0905

300 Alexander Park, Suite 204, Princeton, New Jersey 08540
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

Yes ☐       No ☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 1, 2017 – 8,077,954.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	January 31, 2017	April 30, 2016
	(Unaudited)
ASSETS

Cash and cash equivalents	$10,753	$14,562
Receivables, net	7,190	7,271
Real estate inventory	57,165	61,663
Investment assets, net	9,715	10,326
Property, plant and equipment, net	11,010	11,997
Other assets	2,813	3,478
Taxes receivable	172	48
Deferred income taxes, net	10,721	11,283
TOTAL ASSETS	$109,539	$120,628

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$6,963	$8,453
Notes payable:
Amounts due within one year	-	555
Amounts due within one year to related party	1,586	12,384
	1,586	12,939

Other liabilities and deferred revenue	3,434	3,682
Accrued pension cost	13,654	12,710
TOTAL LIABILITIES	25,637	37,784

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,303,204 at January 31, 2017 and 8,284,704 at April 30, 2016	830	828
Capital contributed in excess of par value	50,693	50,553
Retained earnings	47,695	46,779
Accumulated other comprehensive loss, net	(11,101)	(11,101)
Treasury stock, at cost; 225,250 shares at January 31, 2017 and April 30, 2016	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	83,902	82,844
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,539	$120,628

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended January 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

	2017	2016
REVENUES:
Fulfillment services	$8,222	$8,759
Real estate land sales	1,461	3,197
Other revenues	94	242
	9,777	12,198
COSTS AND EXPENSES:
Real estate land sales	848	2,781
Operating expenses:
Fulfillment services	6,855	7,888
Real estate selling expenses	11	54
Other	359	360
General and administrative expenses:
Fulfillment services	345	707
Real estate operations	130	135
Corporate operations	787	737
Impairment of real estate assets	150	-
Interest expense	22	342
	9,507	13,004
Income (loss) from operations before income taxes	270	(806)

Provision (benefit) for income taxes	96	(237)
Net income (loss)	174	(569)

Retained earnings, beginning of period	47,521	55,148
Retained earnings, end of period	$47,695	$54,579

Earnings (loss) per share, net - basic and diluted	$0.02	$(0.07)

Weighted average number of common shares outstanding - basic	8,053	8,038

Weighted average number of common shares outstanding - diluted	8,080	8,059

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Nine Months Ended January 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

	2017	2016
REVENUES:
Fulfillment services	$23,908	$26,666
Real estate land sales	7,710	5,487
Other revenues (Note 8)	1,832	841
	33,450	32,994
COSTS AND EXPENSES:
Real estate land sales	6,370	4,699
Operating expenses:
Fulfillment services	20,235	24,535
Real estate selling expenses	69	162
Other	1,119	1,040
General and administrative expenses:
Fulfillment services	1,025	2,452
Real estate operations	433	445
Corporate operations	2,364	2,392
Impairment of real estate assets	150	-
Interest expense	328	1,085
	32,093	36,810
Income (loss) from operations before income taxes	1,357	(3,816)

Provision (benefit) for income taxes	441	(1,392)
Net income (loss)	916	(2,424)

Retained earnings, beginning of period	46,779	57,003
Retained earnings, end of period	$47,695	$54,579

Earnings (loss) per share, net - basic and diluted	$0.11	$(0.30)

Weighted average number of common shares outstanding - basic	8,048	8,035

Weighted average number of common shares outstanding - diluted	8,074	8,059

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Operations (Unaudited)

Nine Months Ended January 31, 2017 and 2016

(Amounts in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$916	$(2,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,058	2,168
Impairment of real estate assets	150	-
Non-cash credits and charges:
Allowance for (recovery of) doubtful accounts	(5)	57
Stock-based compensation	99	52
Loss on disposal of fixed assets	-	5
Changes in assets and liabilities:
Receivables	86	(445)
Real estate inventory and investment assets	4,958	2,536
Other assets	701	958
Accounts payable and accrued expenses	(1,490)	(1,576)
Taxes receivable and payable	(124)	(2,373)
Deferred income taxes and other liabilities	314	(967)
Accrued pension costs	944	763
Total adjustments	6,691	1,178
Net cash provided by (used in) operating activities	7,607	(1,246)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - property, plant and equipment	(63)	(655)
Proceeds from line of credit receivable	-	2,000
Proceeds from note receivable	-	1,600
Net cash provided by (used in) investing activities	(63)	2,945
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	340	320
Principal debt payments	(895)	(94)
Principal debt payments – related party	(10,798)	(1,512)
Net transfers from discontinued operations	-	1,394
Net cash provided by (used in) financing activities	(11,353)	108

Increase (decrease) in cash and cash equivalents	(3,809)	1,807
Cash and cash equivalents, beginning of period	14,562	12,050
Cash and cash equivalents, end of period	$10,753	$13,857
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$314	$1,061
Income taxes paid, net	$4	$1,862

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended January 31, 2017 and 2016

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2017 and 2016 are to the fiscal years ending April 30, 2017 and 2016 and all references to the third quarter and first nine months of 2017 and 2016 mean the fiscal three and nine month periods ended January 31, 2017 and 2016.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2016, which was filed with the SEC on July 29, 2016 (the “2016 Form 10-K”). Certain 2016 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of ASU 2016-09 by the Company is not expected to have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 will be effective for the Company for fiscal year 2020 beginning on May 1, 2019. The Company has not determined the transition approach that will be utilized or estimated the impact of adopting ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 defines how companies report revenues from contracts with customers and also requires enhanced disclosures. The Company will adopt ASU 2014-09 as of May 1, 2018. The Company has not determined when it will adopt ASU 2014-09 and the transition approach that will be utilized or estimated the impact of adopting ASU 2014-09.

(2)	RECEIVABLES

Receivables, net consist of the following (in thousands):

	January 31, 2017	April 30, 2016

Fulfillment services	$7,558	$7,357
Real estate operations	-	300
Corporate operations	18	48
	7,576	7,705
Less allowance for doubtful accounts	(386)	(434)
	$7,190	$7,271

During the first nine months of 2017 and 2016, revenues from one major customer of the Company’s Fulfillment Services business totaled $3,590,000, or 10.7%, and $4,084,000, or 12.4%, of total revenues for the Company. As of January 31, 2017, the Company’s Fulfillment Services business had $745,000 of outstanding accounts receivable from this customer. This major customer has given the Company’s Fulfillment Services business notice that a significant portion of its business will be transferred to another provider during fiscal 2018.

(3)	INVESTMENT ASSETS

Investment assets, net consist of the following (in thousands):

	January 31, 2017	April 30, 2016

Land held for long-term investment	$9,715	$9,717
Other	-	609
	$9,715	$10,326

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of January 31, 2017, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

At April 30, 2016, Other included an approximately 2,200 square foot, single tenant retail commercial building on property owned by a subsidiary of AMREP Southwest in Rio Rancho, New Mexico. In the first quarter of 2017, this property was sold (see Note 8).

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	January 31,	April 30,
	2017	2016

Land, buildings and improvements	$15,890	$15,864
Furniture and equipment	19,218	19,140
	35,108	35,004
Less accumulated depreciation	(24,098)	(23,007)
	$11,010	$11,997

(5)	OTHER ASSETS

Other assets consist of the following (in thousands):

	January 31,	April 30,
	2017	2016

Prepaid expenses	$1,953	$2,358
Deferred order entry costs	603	845
Other	257	275
	$2,813	$3,478

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 31,	April 30,
	2017	2016

Fulfillment services	$5,807	$6,712
Real estate operations	891	1,535
Corporate operations	265	206
	$6,963	$8,453

The January 31, 2017 accounts payable and accrued expenses total included customer postage deposits of $3,797,000, accrued expenses of $1,448,000, trade payables of $530,000 and other of $1,188,000. The April 30, 2016 accounts payable and accrued expenses total included customer postage deposits of $3,947,000, accrued expenses of $1,998,000, trade payables of $837,000 and other of $1,671,000.

(7)	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	January 31, 2017	April 30, 2016
Credit facilities:
Real estate operations - due to related party	$1,586	$12,384
Real estate operations - other	-	555
	$1,586	$12,939

Note Payable to Related Party

At January 31, 2017, AMREP Southwest had a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which a director of the Company had a 20% participation. The loan was scheduled to mature on December 1, 2017 and bore interest payable monthly at 8.5% per annum. The outstanding balance of this loan at January 31, 2017 was paid in full in February 2017.

Other Note Payable

A subsidiary of AMREP Southwest had a loan agreement with U.S. Bank National Association for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The loan bore interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate. In the first quarter of 2017, this property was sold and the outstanding loan balance was satisfied with proceeds from the sale.

(8)	OTHER REVENUES

During the first quarter of 2017, a subsidiary of AMREP Southwest sold a single tenant retail commercial building in Rio Rancho, New Mexico, which resulted in a pre-tax gain of $1,496,000.

In addition, refer to Note 11 to the consolidated financial statements contained in the 2016 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first nine months of 2017. Revenue from this transaction is being recorded over the lease term and approximately $57,000 and $171,000 were recognized during the third quarter and first nine months of each of 2017 and 2016. At January 31, 2017, there was $360,000 of deferred revenue remaining to be recognized in future periods.

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

The Company did not have any long-term, fixed-rate notes receivable at January 31, 2017 or April 30, 2016. The estimated fair value of the Company’s long-term, fixed-rate note payable was $1,408,000 and $11,102,000 compared with carrying amounts of $1,586,000 and $12,384,000 at January 31, 2017 and April 30, 2016. The outstanding balance of this fixed-rate note payable was paid in full in February 2017.

(10)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $5,019,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first nine months of 2017, there was no change in the appraised value of the mortgaged property that required the Company to make any additional payments to its pension plan.

Equity compensation plan

The Company issued 19,500 shares of restricted common stock under the AMREP Corporation 2006 Equity Compensation Plan (the “2006 Equity Plan”) during the first nine months of 2017. During the first nine months of 2017, 11,000 shares of common stock previously issued under the 2006 Equity Plan vested. In addition, 1,000 shares of restricted stock issued under the 2006 Equity Plan prior to 2017 were returned to the Company and will not vest due to the retirement of an employee, leaving 26,500 shares issued under the 2006 Equity Plan that were not vested as of January 31, 2017. For the third quarter and first nine months of 2017, the Company recognized $19,000 and $48,000 of compensation expense related to the restricted shares of common stock issued, and $16,000 and $53,000 for the same periods of 2016. As of January 31, 2017, there was $72,000 of total unrecognized compensation expense related to shares of common stock issued under the 2006 Equity Plan which had not vested as of that date, and is expected to be recognized over the remaining vesting term not to exceed three years. The 2006 Equity Plan terminated on September 19, 2016 without affecting any existing awards under the plan made prior to that date, and no further awards may be granted under the 2006 Equity Plan.

During the second quarter of 2017, the shareholders of the Company, at the Company’s 2016 Annual Meeting of Shareholders, approved the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”). The 2016 Equity Plan became effective on September 20, 2016 and authorizes the issuance of up to 500,000 shares of the Company’s common stock. The 2016 Equity Plan terminates on, and no award will be granted under the 2016 Equity Plan on or after, September 19, 2026; provided, however, that the Company’s Board of Directors may, at any time prior to that date, terminate the 2016 Equity Plan. Other than as described in the next paragraph, no awards were issued under the 2016 Equity Plan during the third quarter of 2017.

As previously disclosed, on the last trading day of calendar year 2016, and based upon days of service, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $15,000 divided by the closing price per share of common stock reported on the New York Stock Exchange on such date. Based on the closing price per share $7.42 on December 30, 2016, the Company issued a total of 6,873 deferred common share units to members of the Company’s Board of Directors. One former member of the Board of Directors who served as a director during part of calendar year 2016 received a cash payment in lieu of pro rata deferred common share units that would have been earned for services on the Company’s Board of Directors. On the last trading day of each calendar year after calendar year 2016, each non-employee member of the Company’s Board of Directors will be issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $20,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Director compensation expense is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year. Through January 31, 2017, the total non-cash director fee compensation related to the deferred common share units was $51,000.

(11)	OTHER LIABILITIES

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements in the Award Agreement, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. On December 30, 2016, the State of Florida filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Palm Coast seeking repayment of amounts under the Award Agreement. Palm Coast is continuing to have discussions with the State of Florida regarding the amount and timing of such repayment, but the amount and timing of any such repayment have not been resolved.

(12)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and nine month periods ended January 31, 2017 and 2016 (in thousands):

	Real Estate Operations	Fulfillment Services	Corporate and Other	Consolidated
Three months ended January 31, 2017 (a):
Revenues	$1,518	$8,222	$37	$9,777

Net income (loss) from operations	(425)	95	504	174
Provision (benefit) for income taxes	(249)	54	291	96
Interest expense (income), net (b)	521	274	(773)	22
Depreciation and amortization	20	321	-	341
Impairment of real estate assets	150	-	-	150
EBITDA (c)	$17	$744	$22	$783
Capital expenditures	$-	$14	$-	$14

	Real Estate Operations	Fulfillment Services	Corporate and Other	Consolidated
Three months ended January 31, 2016 (a):
Revenues	$3,254	$8,759	$185	$12,198

Net income (loss) from operations	$(468)	$(440)	$339	$(569)
Provision (benefit) for income taxes	(287)	(258)	308	(237)
Interest expense (income), net (b)	577	263	(498)	342
Depreciation and amortization	23	599	93	715
EBITDA (c)	$(155)	$164	$242	$251
Capital expenditures	$-	$384	$-	$384

Nine months ended January 31, 2017 (a):
Revenues	$9,485	$23,908	$57	$33,450

Net income (loss) from operations	(580)	21	1,475	916
Provision (benefit) for income taxes	(340)	16	765	441
Interest expense (income), net (b)	1,742	811	(2,225)	328
Depreciation and amortization	64	994	-	1,058
Impairment of real estate assets	150	-	-	150
EBITDA (c)	$1,036	$1,842	$15	$2,893
Capital expenditures	$-	$63	$-	$63

Nine months ended January 31, 2016 (a):
Revenues	$5,678	$26,666	$650	$32,994

Net income (loss) from operations	$(1,825)	$(1,722)	$1,123	$(2,424)
Provision (benefit) for income taxes	(1,088)	(1,011)	707	(1,392)
Interest expense (income), net (b)	1,844	612	(1,371)	1,085
Depreciation and amortization	68	1,992	108	2,168
EBITDA (c)	$(1,001)	$(129)	$567	$(563)
Capital expenditures	$-	$655	$-	$655

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	Interest expense (income), net includes significant inter-segment interest expense (income) that is eliminated in consolidation.

(c)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the Fulfillment Services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. Information concerning industry segments is set forth in Note 12 to the consolidated financial statements included in this report on Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the 2016 Form 10-K. Many of the amounts and percentages presented in this section have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2017 and 2016 are to the fiscal years ending April 30, 2017 and 2016 and all references to the third quarter and first nine months of 2017 and 2016 mean the fiscal three and nine month periods ended January 31, 2017 and 2016.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2016 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2016 Form 10-K and the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy in the first nine months of 2017 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 2017, the Company recorded net income of $174,000, or $0.02 per share, compared to a net loss of $569,000, or $0.07 per share, for the third quarter of 2016. For the first nine months of 2017, the Company recorded net income of $916,000, or $0.11 per share, compared to a net loss of $2,424,000, or $0.30 per share, for the same period of 2016. Revenues were $9,777,000 and $33,450,000 for the third quarter and first nine months of 2017 compared to $12,198,000 and $32,994,000 for the same periods of the prior year.

Revenues from the Company’s real estate land sales were $1,461,000 and $7,710,000 for the third quarter and first nine months of 2017 compared to $3,197,000 and $5,487,000 for the same periods of 2016. For the third quarter and first nine months of 2017 and 2016, the Company’s land sales in New Mexico were as follows:

	Ended January 31, 2017			Ended January 31, 2016
	Acres Sold	Revenue (in 000s)	Revenue Per Acre (in 000s)	Acres Sold	Revenue (in 000s)	Revenue Per Acre (in 000s)
Three months:
Developed
Residential	2.8	$984	$351	7.8	$3,045	$390
Commercial	0.4	467	1,168	-	-	-
Total Developed	3.2	1,451	453	7.8	3,045	390
Undeveloped	2.0	10	5	14.4	152	11
Total	5.2	$1,461	$281	22.2	$3,197	$144

Nine months:
Developed
Residential	20.9	$7,124	$341	13.4	$5,010	$374
Commercial	0.4	467	1,168	-	-	-
Total Developed	21.3	7,591	356	13.4	5,010	374
Undeveloped	11.1	119	11	45.3	477	11
Total	32.4	$7,710	$238	58.7	$5,487	$94

The average gross profit percentage on land sales was 42.0% and 17.4% for the third quarter and first nine months of 2017 compared to 13.0% and 14.4% for the same periods of 2016. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company’s Fulfillment Services operations decreased from $8,759,000 and $26,666,000 for the third quarter and first nine months of 2016 to $8,222,000 and $23,908,000 for the same periods in 2017. The lower revenues were attributable to reduced business volumes from existing customers, certain price concessions on renewed contracts and lost business. Magazine publishers are one of the principal customers of the Company’s Fulfillment Services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. One customer of the Fulfillment Services business whose revenues were 10.7% of the total Company revenues for the first nine months of 2017 has given notice that a significant portion of its business will be transferred to another provider during fiscal 2018. Operating expenses for Fulfillment Services decreased from $7,888,000 and $24,535,000 for the third quarter and first nine months of 2016 to $6,855,000 and $20,235,000 for the same periods in 2017. The declines in both periods were primarily due to lower payroll, benefits and supplies expense resulting from reduced business volumes, as well as reduced bad debt and consulting costs.

Other revenues were $94,000 and $1,832,000 for the third quarter and first nine months of 2017 compared to $242,000 and $841,000 for the same periods of 2016. The decrease in other revenues for the third quarter was attributable to the sale of a warehouse in February 2016 that was leased to a third party and therefore there was no rental income in 2017. The increase in other revenues for the first nine months was primarily due to the sale of a retail commercial property previously held for investment by a subsidiary of AMREP Southwest during 2017, which resulted in a pre-tax gain of $1,496,000.

Other operating expenses were $359,000 and $1,119,000 for the third quarter and first nine months of 2017 compared to $360,000 and $1,040,000 for the same periods of 2016. The increase for the first nine months was primarily due to increased land maintenance costs and professional fees offset in part by lower engineering costs at AMREP Southwest and its subsidiaries.

General and administrative expenses of Fulfillment Services operations declined to $345,000 and $1,025,000 for the third quarter and first nine months of 2017 from $707,000 and $2,452,000 for the same periods of 2016, primarily due to lower amortization, facilities costs and consulting fees. The lower amortization was a result of certain intangible assets being determined to be impaired at April 30, 2016 and their carrying value being written down at April 30, 2016, significantly reducing the amortization of these assets in 2017 compared to 2016.

Real estate operations general and administrative expenses were $130,000 and $433,000 for the third quarter and first nine months of 2017 compared to $135,000 and $445,000 for the same periods of 2016.

Corporate general and administrative expenses were $787,000 and $2,364,000 for the third quarter and first nine months of 2017 compared to $737,000 and $2,392,000 for the same periods of 2016. The increase for the third quarter was primarily due to higher consulting costs offset in part by lower payroll and benefits. The decrease in the first nine months was primarily due to lower payroll and benefit costs and board of director fees, partially offset by increased pension costs.

Interest expense was $22,000 and $328,000 for the third quarter and first nine months of 2017 compared to $342,000 and $1,085,000 for the same periods of 2016, primarily due to a reduction of the principal loan balance at AMREP Southwest. Capitalized interest related to various land development activities for the third quarter and first nine months of 2017 was $45,000 and $83,000 compared to none for the same periods of the prior year.

The Company’s effective tax rate was 35.5% and 32.5% for the third quarter and first nine months of 2017 compared to 29.4% and 36.5% for the same periods of 2016. The difference between the federal statutory tax rate and the effective rate of the tax provision in 2017 was primarily due to state income taxes. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both January 31, 2017 and April 30, 2016 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

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

Operating Activities

Receivables, net decreased from $7,271,000 at April 30, 2016 to $7,190,000 at January 31, 2017, primarily due to accounts receivable collections in the Company’s real estate business. Accounts payable and accrued expenses decreased from $8,453,000 at April 30, 2016 to $6,963,000 at January 31, 2017, primarily due to lower business volumes and the timing of payments to vendors.

Real estate inventory decreased from $61,663,000 at April 30, 2016 to $57,165,000 at January 31, 2017, due to real estate land sales. Investment assets decreased from $10,326,000 at April 30, 2016 to $9,715,000 at January 31, 2017, primarily due to the sale of a commercial retail property by a subsidiary of AMREP Southwest. Property, plant and equipment decreased from $11,997,000 at April 30, 2016 to $11,010,000 at January 31, 2017, primarily due to normal depreciation of fixed assets. Other assets decreased from $3,478,000 at April 30, 2016 to $2,813,000 at January 31, 2017, primarily due to the timing of payments related to certain software maintenance contracts recognized in prepaid assets.

Investing Activities

Capital expenditures totaled $63,000 for the first nine months of 2017 and $655,000 for the same period of 2016, all for the Fulfillment Services business.

Financing Activities

At January 31, 2017, AMREP Southwest had a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which a director of the Company had a 20% participation. The loan was scheduled to mature on December 1, 2017 and bore interest payable monthly at 8.5% per annum. AMREP Southwest was in compliance with the covenants of the loan at January 31, 2017. The outstanding balance of this loan at January 31, 2017 was paid in full in February 2017.

A subsidiary of AMREP Southwest had a loan agreement with U.S. Bank National Association for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The loan bore interest payable monthly on the outstanding principal amount at 0.5% plus the prime rate. In the first quarter of 2017, this property was sold and the outstanding loan balance was satisfied with proceeds from the sale.

Fulfillment Services

Refer to Note 11 to the consolidated financial statements included in this report on Form 10-Q for detail about possible repayment to the State of Florida by Palm Coast of amounts under the Award Agreement.

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

The forward-looking statements contained in this report include, but are not limited to, the loss of any material customer contract and the effect of any such loss, the effect of recent accounting pronouncements on the Company, the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the 2006 Equity Plan or the 2016 Equity Plan, the timing of development of the Company’s land held for long-term investment, the liability for unrecognized tax benefits not changing in the next twelve months and the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its Fulfillment Services operations at its Palm Coast, Florida location. The Award Agreement includes certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitle the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Accordingly, the $3,000,000 has been recorded as a liability in the accompanying balance sheet. The award monies, if any, to which Palm Coast becomes irrevocably entitled will be amortized into income through a reduction of depreciation over the life of the assets acquired with those funds. Palm Coast has not met certain of the performance requirements in the Award Agreement, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. On December 30, 2016, the State of Florida filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Palm Coast seeking repayment of amounts under the Award Agreement. Palm Coast is continuing to have discussions with the State of Florida regarding the amount and timing of such repayment, but the amount and timing of any such repayment have not been resolved.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2017	AMREP CORPORATION
(Registrant)

	By:	/s/ Robert E. Wisniewski
Robert E. Wisniewski
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

