Form 10-K
period 2017-04-30
AMREP CORP.
filed 2017-07-18
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2017

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 1-4702

AMREP CORPORATION
(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

620 West Germantown Pike, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 487-0905

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.10 par value	New York Stock Exchange

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

Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

As of October 31, 2016, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $32,475,584. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 14, 2017, there were 8,089,204 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.	Business

GENERAL

The Company1 was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the fulfillment services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. Information concerning industry segments is set forth in Note 18 in the notes to the consolidated financial statements included in this annual report on Form 10-K.

As of July 1, 2017, the Company employed approximately 349 full time employees and 55 part time employees. The Company’s foreign sales and activities are not significant. Many of the amounts and percentages presented in this Part I have been rounded for convenience of presentation. All references in this Part I to 2017 and 2016 mean the Company’s fiscal years ended April 30, 2017 and 2016, unless otherwise qualified.

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

Properties – New Mexico

Rio Rancho consists of approximately 91,000 acres in Sandoval County near Albuquerque, of which approximately 74,100 acres have been platted into approximately 114,680 residential and commercial lots, approximately 16,500 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land. As of July 1, 2017, AMREP Southwest and its subsidiaries owned approximately 18,000 acres in Rio Rancho. AMREP Southwest and its subsidiaries sell both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others.

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

The following land holdings in New Mexico are where AMREP Southwest is currently focusing its residential land development activities:

•	Lomas Encantadas. Lomas Encantadas is an approximately 430 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2017, Lomas Encantadas was planned to have 1,392 total residential lots, of which 533 planned residential lots were previously sold by AMREP Southwest.

•	Hawk Site. Hawk Site is an approximately 460 acre master-planned subdivision located in the northern section of Unit 25 in the City of Rio Rancho. As of July 1, 2017, Hawk Site was planned to have 1,252 total residential lots, of which 230 planned residential lots were previously sold by AMREP Southwest.

1 As used herein, “Company” includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

•	Enchanted Hills/Commerce Center. Enchanted Hills/Commerce Center is an approximately 1,320 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2017, AMREP Southwest had developed and sold 2,767 out of 2,888 total planned residential lots, and 121 planned residential lots remain owned by AMREP Southwest.

•	Paseo Gateway. Paseo Gateway is an approximately 278 acre master-planned subdivision located in the southern section of Unit 20 in the City of Rio Rancho. As of July 1, 2017, development work had not commenced at Paseo Gateway.

The following table presents information on the developed and under development residential and commercial/industrial land holdings in New Mexico of AMREP Southwest and its subsidiaries as of July 1, 2017:

	Developed[2]		Under Development[3]
	Residential	Commercial / Industrial	Residential		Commercial / Industrial	Undeveloped[4]
	Lots	Acres	Planned Residential Lots	Acres	Acres	Acres
Lomas Encantadas	68	2	791	283	4	-
Hawk Site	33	21	986	195	131	-
Enchanted Hills/Commerce Center	-	52	121	27	-	-
Paseo Gateway	-	-	-	-	-	278

Other undeveloped property in New Mexico of AMREP Southwest and its subsidiaries as of July 1, 2017 included approximately 17,000 acres, of which approximately 20% was property that AMREP Southwest and its subsidiaries had 90% contiguous ownership, 30% was property that AMREP Southwest and its subsidiaries had at least 50% but less than 90% contiguous ownership and 50% was property that AMREP Southwest and its subsidiaries had less than 50% contiguous ownership. High contiguous ownership areas are suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups.

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

Land sales by AMREP Southwest and its subsidiaries in Rio Rancho during 2017 and 2016 were as follows:

	Acres Sold	Revenue	Revenue Per Acre[5]
2017:
Developed
Residential	25	$8,795,000	$352,000
Commercial	1	467,000	467,000
Total Developed	26	9,262,000	356,000
Under Development or Undeveloped	11	118,000	11,000
Total	37	$9,381,000	$254,000

2016:
Developed
Residential	14	$5,214,000	$372,000
Commercial	-	-	-
Total Developed	14	5,214,000	372,000
Under Development or Undeveloped	47	483,000	10,000
Total	61	$5,697,000	$93,000

In July 2016, at the request of AMREP Southwest, the City of Rio Rancho approved the formation of a public improvement district over a portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision. The public improvement district is expected, over a period of at least thirty years commencing in fiscal year 2019, to reimburse AMREP Southwest for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district.

In addition, during 2016, AMREP Southwest began the process of developing certain of its commercial properties in Rio Rancho to be leased to tenants. Any such development will require, among other things, additional financing or other sources of funding, which may not be available, and the ability to attract appropriate tenants. During 2016, a subsidiary of AMREP Southwest constructed an approximately 2,200 square foot, single tenant retail building on property owned by the Company pursuant to a lease with a national retailer of specialty coffee, with lease revenue commencing at the end of 2016. In 2017, the Company sold this property and recognized a pre-tax gain of $1,496,000.

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

Other Real Estate Interests

As of April 30, 2017, a subsidiary of AMREP Southwest owns tracts of land and certain subsurface oil, gas and mineral interests in Colorado, including one property of approximately 160 acres planned for approximately 410 homes and two properties of approximately 5 acres each zoned for commercial use.  In May 2017, one of these two properties of approximately 5 acres was sold for a sale price of $2,044,000. In addition, AMREP Southwest and its subsidiaries own subsurface oil, gas and mineral interests in approximately 55,000 “surface” acres of land in Rio Rancho.

FULFILLMENT SERVICES

The Company’s fulfillment services business performs fulfillment and contact center services, including subscriber list and database management, payment and order processing and accounting, subscriber mailing services, customer service and contact center management, data processing and business intelligence solutions, print and digital marketing solutions, and product fulfillment warehousing, processing and distribution. These services are performed for many clients, but some clients may only utilize certain of them. The Company’s fulfillment services business performs services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers.

As of April 30, 2017, the Company’s fulfillment services business maintained databases of approximately 19 million active subscribers for its clients. In a typical month, the Company’s fulfillment services business produces or provides data for approximately 18 million mailing labels for its clients and processes over 6 million pieces of outgoing mail for them. Total revenues for the Company’s fulfillment services business were $31,030,000 for 2017.

There are a number of companies that perform fulfillment and contact center services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers and with which the Company’s fulfillment services business competes, including two fulfillment service providers that focus on consumer publications that are larger than the Company’s fulfillment services business. There is intense competition to obtain fulfillment and contact center services customers.

DISCONTINUED OPERATIONS

In February 2015, American Investment Republic Co. (“Seller”), a subsidiary of the Company, sold certain businesses (the “Company Group”) to entities controlled by Michael P. Duloc (the “Buyers”). Mr. Duloc is the son-in-law of Nicholas G. Karabots, a significant shareholder of the Company. In connection with the sale, the Buyers entered into a secured promissory note payable to the Seller in the principal amount of $1,600,000, the Seller provided the Company Group a secured revolving line of credit pursuant to a line of credit promissory note, and the Buyers and the Company Group pledged and granted a security interest in substantially all of their personal property in favor of Seller in order to secure the obligations of the Buyers and the Company Group. In January 2016, Seller entered into a letter agreement with the Buyers and the Company Group, which resolved certain events of default of the Buyers and the Company Group. Among other things, the letter agreement provided the following: (i) payment to Seller by Kable Product Services, Inc. (a member of the Company Group) of approximately $1,600,000, representing the full amount of principal and interest outstanding under the secured promissory note; (ii) termination of the revolving line of credit (no amount of principal was outstanding under the revolving line of credit as of the termination date); (iii) termination of the security agreement provided by the Buyers and the Company Group in favor of Seller; and (iv) a release and indemnity in favor of Seller and its affiliates with respect to the events of default and the resolution thereof.

In February 2016, a subsidiary of the Company sold to a third party a warehouse in Fairfield, Ohio leased to Kable Product Services, Inc., and the promissory note to a third party lender related thereto with an outstanding principal balance of $3,992,000 was paid in full from the proceeds of the sale.

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

The Company’s executive offices are located in approximately 2,400 square feet of leased space in an office building in Plymouth Meeting, Pennsylvania. The Company’s fulfillment services business is located in two owned facilities in Palm Coast, Florida comprising approximately 204,000 square feet of space, each of which is subject to a first lien mortgage in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) as described in Item 7. The Company’s real estate business is located in approximately 4,900 square feet of leased space in an office building in Rio Rancho, New Mexico. In addition, other real estate inventory and investment properties are described in Item 1. The Company believes its facilities are adequate for its current requirements.

Item 3.	Legal Proceedings

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its fulfillment services operations at its Palm Coast, Florida location. The Award Agreement included certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitled the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Palm Coast had not met certain of the performance requirements in the Award Agreement, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. On December 30, 2016, the State of Florida filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Palm Coast seeking repayment of amounts under the Award Agreement. In May 2017, Palm Coast entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the State of Florida. Pursuant to the Settlement Agreement,

•	Palm Coast agreed to pay the State of Florida $1,763,000 as follows: (1) $163,000 within 30 days after May 4, 2017 and (2) 40 quarterly payments of $40,000 each, without interest, on the first business day of each calendar quarter, with the first payment of $40,000 scheduled to be made on October 1, 2017 and the last payment of $40,000 scheduled to be made on July 1, 2027; provided that, the timing of the payment of all such quarterly payments may be accelerated by the State of Florida following Palm Coast’s failure to timely pay any such amounts;

•	the Award Agreement was terminated;

•	each of the parties released all claims relating to the Award Agreement that the releasing party may have had against the other party; and

•	the complaint filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida relating to the Award Agreement was dismissed and discontinued by the State of Florida.

In May 2017, the Company entered into a Guaranty Agreement (the “Guaranty”) with the State of Florida. Pursuant to the Guaranty, the Company guaranteed the payment by Palm Coast of amounts due to the State of Florida under the Settlement Agreement.

The Company and its subsidiaries are involved in other various claims and legal actions arising in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Rory Burke, age 61, has been President and Chief Executive Officer of the Company’s fulfillment services business since March 2014. From November 2011 to March 2014, he was Executive Vice President and Chief Operating Officer of the Company’s fulfillment services business.  From 2009 to October 2011, Mr. Burke was a National Sales Executive for CDS Global, Inc., a subscription and product fulfillment provider.  From 2003 to 2009, he was Executive Vice President of Kable Fulfillment Services, Inc., one of Palm Coast’s predecessors.  Prior to joining Kable Fulfillment Services, Inc., Mr. Burke held various operational, client service and executive leadership positions with Neodata Services, Inc. and Electronic Data Systems, both subscription and product fulfillment providers.

Christopher V. Vitale, age 41, has been Executive Vice President, Chief Administrative Officer and General Counsel of the Company since September 2014. From March 2013 to September 2014, Mr. Vitale was Vice President and General Counsel of the Company. From April 2012 to March 2013, he was Vice President, Legal at Franklin Square Holdings, L.P. and, from 2011 to March 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. During 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from 2009 to 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Robert E. Wisniewski, age 64, has been Executive Vice President and Chief Financial Officer of the Company since November 2016. From August 2016 to October 2016, Mr. Wisniewski was an employee of the Company. Prior to joining the Company, Mr. Wisniewski was Controller of the Equipment & Systems Division of Coperion Corporation from May 2014 through March 2015, Vice President, Finance of Coperion Corporation from July 2014 through March 2015, General Manager of Coperion K-Tron Pitman, Inc. from November 2012 through September 2014 and Vice President and Chief Financial Officer of Coperion K-Tron (and its predecessors) from 2010 through May 2014. The Coperion entities, each of which is a subsidiary or operating unit of Hillenbrand, Inc. (a New York Stock Exchange listed company), manufacture process and material handling equipment and systems. From 2009 to 2010, Mr. Wisniewski was Senior Vice President and Chief Financial Officer of K-Tron International, Inc., a NASDAQ Global Market company, which was acquired by Hillenbrand in 2010. Prior to his work with the Coperion entities and K-Tron International, Inc., Mr. Wisniewski held various accounting and financial positions in multiple industries.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Many of the amounts and percentages presented in this Part II have been rounded for convenience of presentation. All references in this Part II to 2017 and 2016 mean the Company’s fiscal years ended April 30, 2017 and 2016, unless otherwise qualified.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 1, 2017, there were approximately 552 holders of record of the common stock. The range of high and low sales prices of the common stock on the New York Stock Exchange for the last two fiscal years by quarter is presented below:

	Price Range
	High	Low
Fiscal 2016
First Quarter	$5.35	$4.99
Second Quarter	$5.38	$4.25
Third Quarter	$4.71	$3.90
Fourth Quarter	$4.60	$3.66

	Price Range
	High	Low
Fiscal 2017
First Quarter	$6.25	$4.04
Second Quarter	$8.12	$5.27
Third Quarter	$7.88	$6.56
Fourth Quarter	$7.01	$5.55

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that five of the Company’s shareholders beneficially owned approximately 67% of the outstanding common stock as of July 14, 2017. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2017 was approximately 18,000 shares per day.

The Company is an Oklahoma corporation and the anti-takeover provisions of its certificate of incorporation and of Oklahoma law generally prohibit the Company from engaging in “business combinations” with an “interested shareholder,” as those terms are defined therein, unless the holders of at least two-thirds of the Company’s then outstanding common stock approve the transaction. Consequently, the concurrence of the Company’s largest shareholders would generally be needed for any “interested shareholder” to acquire control of the Company, even if a change in control would be beneficial to the Company’s other shareholders.

Dividend Policy

The Company has paid no cash dividends on its common stock since fiscal year 2008. The Company may consider dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, capital requirements and other needs. No assurance is given that there will be any such future dividends declared.

Equity Compensation Plan Information

See Item 12 of this annual report on Form 10-K that incorporates such information by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders.

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

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Areas that require significant judgments and estimates to be made include: (i) allowances for doubtful accounts; (ii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iii) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets (including real estate inventories) and assets held for sale; (iv) actuarially determined defined benefit pension plan obligations and other pension plan accounting and disclosures; (v) risk assessment of uncertain tax positions; and (vi) the determination of the recoverability of net deferred tax assets. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•	management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable;

•	real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	when events or changes in circumstances indicate the carrying value of an asset may not be recoverable a test for asset impairment may be required. Asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;

•	defined benefit pension plan obligations and plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;

•	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and

•	the Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company projects its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets ($9,519,000 as of April 30, 2017). The Company will need to generate taxable income of approximately $28,000,000 for federal purposes prior to the expiration of net operating loss carryforward.

RESULTS OF OPERATIONS

Year Ended April 30, 2017 Compared to Year Ended April 30, 2016

For 2017, the Company reported a net loss of $15,000, or $0.00 per share, compared to a net loss of $10,224,000, or $1.27 per share for 2016. The results for 2017 included a pre-tax, non-cash impairment charge of $150,000 ($95,000 after tax, or $0.01 per share), reflecting the write-down of certain real estate inventory. The results for 2016 included a pretax, non-cash impairment charge of $7,900,000 ($4,977,000 after tax, or $0.62 per share), which was comprised of impairment charges of $3,094,000 in property, plant and equipment and $4,806,000 in intangible and other assets, in each case related to the recoverability of certain long-lived assets of the fulfillment services business. In addition, the results for 2016 included a pretax, non-cash impairment charge of $2,506,000 ($1,579,000 after tax, or $0.20 per share), reflecting primarily the write-down of certain real estate inventory. Excluding the impairment charges in both years, results of continuing operations for 2017 was net income of $80,000, or $0.01 per share, compared to a net loss of $3,668,000, or $0.46 per share, for 2016. Revenues for 2017 were $42,368,000 compared to $41,664,000 in 2016.

Revenues from land sales at AMREP Southwest increased from $5,697,000 in 2016 to $9,381,000 in 2017, which included revenue from developed residential land sales of $5,214,000 in 2016 and $8,795,000 in 2017. The number of new construction single family residential starts in Rio Rancho by AMREP Southwest customers and other builders was 534 in 2016 and 532 in 2017.

In Rio Rancho, the Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. The Company sold 37 acres of land in 2017 at an average selling price of $254,000 per acre compared to 61 acres of land in 2016 at an average selling price of $93,000 per acre. The increase in the average selling price per acre was due primarily to the 2017 sale of one commercial tract with no similar sale in 2016. Excluding the sale of the commercial tract, the sale price per acre for developed land decreased from $372,000 in 2016 to $352,000 in 2017. The average gross profit percentage on land sales before indirect costs was 18% for 2017 compared to 14% for 2016. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods. During 2017, AMREP Southwest recorded pretax, non-cash impairment charges on certain real estate inventory of $150,000 compared to $2,506,000 in 2016. Due to volatility in market conditions and development costs, AMREP Southwest may experience future impairment charges.

Revenues from the Company’s fulfillment services operations decreased from $34,757,000 for 2016 to $31,030,000 for 2017. Magazine publishers are one of the principal customers of the Company’s fulfillment services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues, and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. This, in turn, resulted in lower revenues and operating results in both 2017 and 2016 for the Company’s fulfillment services business and a change in the Company’s internally projected future cash flows from that segment. As a result, the Company reassessed the recoverability of the fulfillment services business long-lived assets in both years. During 2016, the fulfillment services business had a non-cash impairment charge of $7,900,000 related to its long-lived assets. In 2017, there was no impairment charge related to the fulfillment services business’s long-lived assets. Should the adverse fulfillment services business conditions continue, the fulfillment services business may experience future impairment charges related to its long-lived assets.

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

Other revenues increased by $747,000 in 2017 as compared to 2016. The increase was due primarily to the 2017 sale of a single tenant retail commercial building in Rio Rancho by a subsidiary of AMREP Southwest, which resulted in a pre-tax gain of $1,496,000, while 2016 revenues included rent from a warehouse facility in Fairfield, Ohio, and a gain recognized on the 2016 sale of that warehouse facility.

Operating expenses for the Company’s fulfillment services business were $26,628,000 (85.8% of related revenues) for 2017 compared to $31,764,000 (91.4% of related revenues) for 2016. The decrease of $5,136,000 (16.2%) was primarily due to decreased payroll and benefits and supplies expense, both reflecting the lower business volumes, together with reduced consulting costs. Other operating expenses decreased $83,000 (5.4%) for 2017 compared to the prior year, primarily due to the capitalization of certain engineering department costs related to land development, offset in part by increased payroll and benefits.

General and administrative expenses of the fulfillment services operations decreased by $1,807,000 (57.0%) for 2017 compared to the prior year primarily due to reduced (i) amortization of intangible assets that were written off in 2016, (ii) costs related to the 2016 exit of a leased facility, (iii) consulting costs and (iv) payroll and benefit costs. Real estate operations general and administrative expenses decreased by $158,000 (23.7%) for 2017 compared to the prior year primarily due to lower warranty costs as well as reduced rent and depreciation expense. Corporate operations general and administrative expenses increased by $36,000 (1.2%) for 2017 compared to the prior year primarily due to increased pension and consulting costs, offset in part by reduced payroll and benefit costs.

Interest expense decreased by $1,028,000 (75.5%) for 2017 compared to the prior year, due to the satisfaction in full of two notes payable of AMREP Southwest during the course of 2017.

The Company’s effective tax rate was 101.5% in 2017 compared to 33.8% in 2016. The difference between the statutory tax rate and the effective rate of tax in 2017 was primarily due to the use and elimination of certain state operating loss carryforwards which were wholly or partially reserved with a valuation allowance, as well as a change in deferred tax rates in certain states. The difference between the statutory tax rate and the effective rate of the tax benefit in 2016 was due to the recognition of valuation allowances that totaled $910,000 for certain state deferred tax assets that were deemed not likely to be realized. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both April 30, 2017 and 2016 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in fiscal year 2018.

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

Real Estate

The primary sources of funding for working capital requirements of the Company’s real estate business are cash flow from operations and cash advances made to it by its parent. Land investments generally cannot be sold quickly, and the ability of the Company’s real estate business to sell properties has been and will continue to be affected by market conditions. The ability of the Company’s real estate business to generate cash flow from operations is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes AMREP Southwest has established for each property.

Prior to February 2017, AMREP Southwest had a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another major shareholder and a director of the Company had a 20% participation. The loan was scheduled to mature in December 2017 and bore interest payable monthly at 8.5% per annum. The balance of this loan was paid in full in February 2017.

Commencing in 2016, a subsidiary of AMREP Southwest had a loan agreement with a third party lender for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The loan was scheduled to mature in October 2016 and bore interest payable monthly at 0.5% plus the prime rate. In 2017, the Company sold this property, recognizing a pre-tax gain of $1,496,000, and repaid the loan with the proceeds of the sale.

Fulfillment Services

The primary source of funding for working capital requirements of the Company’s fulfillment services business is cash flow from operations. If the fulfillment services business needs additional liquidity, the parent of the fulfillment services business may in its discretion make cash advances available.

The fulfillment services business relies on a small number of large clients; if it should lose one or more of its largest clients, or if revenues from its largest clients decline, the liquidity of the fulfillment services business could be adversely affected. The five largest clients in the fulfillment services business accounted for 42% of its 2017 revenues.

The fulfillment services business operates in a very competitive environment with changes in service providers by customers not being unusual. The fulfillment services business has experienced, and expects to continue to experience, such customer changes. Based on information received from customers, the fulfillment services business currently expects a limited number of significant customers to change service providers for certain services (a) during fiscal year 2018 representing in aggregate approximately 9% of the Company’s consolidated 2017 revenues and (b) during fiscal year 2019 representing in aggregate an additional approximately 4% of the Company’s consolidated 2017 revenues. Of the significant customers expected to change service providers for certain services in fiscal year 2018, one customer was expected to change service providers for certain services in 2016 (representing approximately 7% of the Company’s consolidated 2017 revenues) but continues to be delayed in effectuating such change. As expected in a competitive environment, the fulfillment services business has been successful in obtaining new customer contracts. Approximately 7% of the number of customers of the fulfillment services business as of the end of fiscal year 2017 were new customers during fiscal year 2017, but the revenue to be generated by these new customers during fiscal years 2018 and 2019 is expected to be significantly less than the revenue expected to be lost from customers changing service providers or those reducing services the fulfillment services business provides them during fiscal years 2018 and 2019.

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its fulfillment services operations at its Palm Coast, Florida location. The Award Agreement included certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitled the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Palm Coast had not met certain of the performance requirements in the Award Agreement, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. On December 30, 2016, the State of Florida filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Palm Coast seeking repayment of amounts under the Award Agreement. In May 2017, Palm Coast entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the State of Florida. Pursuant to the Settlement Agreement,

•	Palm Coast agreed to pay the State of Florida $1,763,000 as follows: (1) $163,000 within 30 days after May 4, 2017 and (2) 40 quarterly payments of $40,000 each, without interest, on the first business day of each calendar quarter, with the first payment of $40,000 scheduled to be made on October 1, 2017 and the last payment of $40,000 scheduled to be made on July 1, 2027; provided that, the timing of the payment of all such quarterly payments may be accelerated by the State of Florida following Palm Coast’s failure to timely pay any such amounts;

•	the Award Agreement was terminated;

•	each of the parties released all claims relating to the Award Agreement that the releasing party may have had against the other party; and

•	the complaint filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida relating to the Award Agreement was dismissed and discontinued by the State of Florida.

In May 2017, the Company entered into a Guaranty Agreement (the “Guaranty”) with the State of Florida. Pursuant to the Guaranty, the Company guaranteed the payment by Palm Coast of amounts due to the State of Florida under the Settlement Agreement.

As a result of the Settlement Agreement, Palm Coast expects that it will recognize in the first quarter of fiscal year 2018 a pre-tax gain of approximately $1,318,000 and deferred revenue of approximately $302,000. The pre-tax gain was determined based on depreciation previously taken on assets acquired with Award Agreement funds that were retained by Palm Coast. The deferred revenue will be recognized over the remaining life of these assets.

In April 2015, the fulfillment services business exited a leased facility in Palm Coast, Florida comprising approximately 42,000 square feet of space and in October 2015 terminated the lease that was scheduled to expire in April 2016 with a termination payment of $122,000.

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2017 by $10,967,000, with $23,277,000 of assets and $34,244,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.52% per year, which is based on the Citigroup yield curve as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2017, for each 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by approximately $783,000 and for each 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by approximately $816,000. As of April 30, 2017, the effect of every 0.25% change in the investment rate of return on pension plan assets would increase or decrease the subsequent year’s pension expense by approximately $56,000, and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by approximately $26,000.

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

In August 2013, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made in September 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $10,034,000 as of April 30, 2017. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,500. In May 2017, the Company sold certain real property subject to the mortgage in favor of the PBGC resulting in a payment of $485,000 to the pension plan and a remaining accelerated funding liability of $4,534,500.

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

The settlement agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the settlement agreement, the PBGC will be deemed to have released and discharged the Company and all other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The settlement agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force of active pension plan participants. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse effect on the Company’s financial condition.

Other Financing Activities

A subsidiary of the Company had a promissory note issued to a third party lender with respect to a warehouse in Fairfield, Ohio. The loan was scheduled to mature in February 2018 and bore interest payable monthly at 6.35%. In 2016, this property was sold and the promissory note related thereto with an outstanding principal balance of $3,992,000 was paid in full from the proceeds of the sale. The Company recorded a gain on the sale of $252,000.

Operating Activities

Receivables from trade customers decreased from $7,271,000 at April 30, 2016 to $6,379,000 at April 30, 2017, primarily due to lower business volumes of the fulfillment services business.

Real estate inventory totaled $56,090,000 at April 30, 2017 compared to $61,663,000 at April 30, 2016. Inventory in AMREP Southwest’s core real estate market of Rio Rancho decreased from $57,013,000 at April 30, 2016 to $51,429,000 at April 30, 2017, primarily as a result of land sales and also included a pretax, non-cash impairment charge of $150,000 on certain real estate inventory. The balance of real estate inventory consisted of properties in Colorado. Investment assets decreased from $10,326,000 at April 30, 2016 to $9,715,000 at April 30, 2017, primarily as a result of the sale of a single tenant retail building by a subsidiary of AMREP Southwest.

Property, plant and equipment decreased from $11,997,000 at April 30, 2016 to $10,852,000 at April 30, 2017, primarily due to depreciation charges, which were offset in part by $249,000 of capital expenditures. Other assets decreased from $3,478,000 at April 30, 2016 to $2,310,000 at April 30, 2017, partially due to a reduction of prepaid interest associated with the satisfaction of a related party loan during 2017.

Taxes receivable, net was $48,000 at April 30, 2016 compared to taxes payable, net of $465,000 at April 30, 2017, primarily due to tax loss benefits and income in the respective years.

Accounts payable and accrued expenses decreased from $8,453,000 at April 30, 2016 to $7,035,000 at April 30, 2017, primarily due to lower business volumes and the timing of payments to vendors in the Company’s fulfillment services business.

Notes payable decreased from $12,939,000 at April 30, 2016 to none at April 30, 2017, due to the satisfaction of two notes payable.

Other liabilities and deferred revenue decreased from $3,682,000 at April 30, 2016 to $3,376,000 at April 30, 2017, primarily due to the amortization of deferred revenue related to an oil and gas lease payment received in fiscal year 2015.

The unfunded pension liability of the Company’s frozen defined benefit pension plan decreased from $12,710,000 at April 30, 2016 to $10,967,000 at April 30, 2017, primarily due to changes in the discount rate and mortality tables when determining pension benefit obligations together with the favorable investment results of plan assets during 2017. The Company recorded, net of tax, other comprehensive income of $1,861,000 in 2017 and other comprehensive loss of $268,000 in 2016, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

In 2016, an oil and gas lease became effective with respect to minerals and mineral rights owned by a subsidiary of AMREP Southwest in and under approximately 80 surface acres of land in Brighton, Colorado.  As partial consideration for entering into the lease, the Company received $128,000 in 2016. The lease will be in force for an initial term of five years and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments.  The lease does not require the lessee to drill any oil or gas wells.  The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 18.75% of the sales proceeds received by the lessee from the sale of such oil and gas and such royalty will be charged with 18.75% of any post-production costs associated with such oil and gas.  No drilling has commenced with respect to this property.

Investing Activities

Capital expenditures for property, plant and equipment for continuing operations were approximately $249,000 and $798,000 in 2017 and 2016, primarily for upgrades related to technology in both years for the fulfillment services business. The Company believes that it has adequate cash and cash flows from operations to provide for anticipated capital expenditures and land development spending in fiscal year 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenue and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates may be required under Topic 606 than are currently required under generally accepted accounting principles. The two permitted transition methods under Topic 606 are (i) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the required adoption date until May 1, 2018, although an earlier adoption is permitted. The Company does not intend to early adopt Topic 606. The Company is currently evaluating the impact of Topic 606 on the Company’s accounting policies, processes and system requirements, as well as its consolidated financial statements. The Company is also evaluating the transition method it will select upon adoption. Depending on the results of the evaluation, there could be changes to the timing of recognition of revenues and related costs. As the Company considers itself to be in the initial stages of evaluation of the impact of Topic 606, the Company does not know and cannot reasonably estimate quantitative information related to the impact of these new ASUs on its consolidated financial statements, including the effect on the Company’s operating results.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15), which provides guidance on management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 was effective for the Company for fiscal year ended April 30, 2017. The adoption of ASU 2014-15 by the Company did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in the ASU will be effective for the Company for fiscal year 2020 beginning on May 1, 2019. The Company has not yet concluded how the new standard will impact its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal year 2018 beginning May 1, 2017, including interim periods within that fiscal year. The adoption of ASU 2016-09 by the Company is not expected to have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s fiscal year 2019 beginning May 1, 2018. Early adoption is permitted. A retrospective transition method is to be used in the application of this amendment. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements. ASU 2016-19 clarifies and improves ease of understanding for existing guidance under the Accounting Standards Codification by making the text more uniform and streamlined. ASU 2016-19 was effective when issued. The adoption of ASU 2016-19 by the Company did not have a material effect on its consolidated financial statements.

SEGMENT INFORMATION

Information by industry segment is presented in Note 18 to the consolidated financial statements included in this annual report on Form 10-K. Industry segment information is prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimates are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management evaluates the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of “net income (loss)” of each segment as summarized in Note 18 to the consolidated financial statements is presented for informational purposes only, and is not necessarily the amount that would be reported if the segment were an independent company.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (i) the Company’s ability to finance its future working capital, land development and capital expenditure needs, (ii) the Company’s expected liquidity sources, (iii) anticipated future development of the Company’s real estate holdings, (iv) the development and construction of possible future commercial properties to be marketed to tenants, (v) the timing of reimbursements under, and the general effectiveness of, the public improvement district over a portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision, (vi) the number of planned residential lots in the Company’s subdivisions, (vii) estimates and assumptions used in determining future cash flows of real estate projects, (viii) the expected loss of any material customer contract and the material adverse effect of any such loss, (ix) the effect of recent accounting pronouncements on the Company, (x) the anticipated contributions by the Company to the pension plan, the amount of future annual benefit payments to the pension plan, the appropriateness of valuation methods to determine the fair value of financial instruments in the pension plan, the expected return on assets in the pension plan, the expected long-term rate of return on assets in the pension plan and the effect of changes on the weighted average discount interest rate on the amount of pension plan liabilities, (xi) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2006 Equity Compensation Plan or the AMREP Corporation 2016 Equity Compensation Plan, (xii) the liability for unrecognized tax benefits not changing in fiscal year 2018, (xiii) the adequacy of the Company’s facilities, (xiv) the gain on settlement of, and deferred revenue with respect to, the Settlement Agreement and (xv) the materiality of claims and legal actions arising in the normal course of the Company’s business. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2017 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2017, internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

AMREP Corporation

Plymouth Meeting, Pennsylvania

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and Subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Davenport, Iowa

July 18, 2017

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2017 AND 2016

(Dollar amounts in thousands, except share amounts)

	2017	2016

ASSETS

CASH AND CASH EQUIVALENTS	$11,811	$14,562

RECEIVABLES, net	6,379	7,271

REAL ESTATE INVENTORY	56,090	61,663

INVESTMENT ASSETS, net	9,715	10,326

PROPERTY, PLANT AND EQUIPMENT, net	10,852	11,997

OTHER ASSETS, net	2,310	3,478

TAXES RECEIVABLE, net	-	48

DEFERRED INCOME TAXES, net	9,519	11,283
TOTAL ASSETS	$106,676	$120,628

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$7,035	$8,453

NOTES PAYABLE:
Amounts due within one year	-	555
Amounts due to related party	-	12,384
	-	12,939

TAXES PAYABLE, net	465	-
OTHER LIABILITIES AND DEFERRED REVENUE	3,376	3,682
ACCRUED PENSION COST	10,967	12,710
TOTAL LIABILITIES	21,843	37,784

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,303,204 at April 30, 2017 and 8,284,704 at April 30, 2016	830	828
Capital contributed in excess of par value	50,694	50,553
Retained earnings	46,764	46,779
Accumulated other comprehensive loss, net	(9,240)	(11,101)
Treasury stock, at cost – 225,250 shares at April 30, 2017 and 2016	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	84,833	82,844
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,676	$120,628

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2017	2016
REVENUES:
Fulfillment services	$31,030	$34,757
Real estate land sales	9,381	5,697
Other	1,957	1,210
	42,368	41,664

COSTS AND EXPENSES:
Real estate land sales	7,715	4,898
Operating expenses:
Fulfillment services	26,628	31,764
Real estate selling expenses	83	181
Other	1,444	1,527
General and administrative:
Fulfillment services	1,362	3,169
Real estate operations	510	668
Corporate operations	3,161	3,125
Impairment of assets	150	10,406
Interest expense	333	1,361
	41,386	57,099
Income (loss) before income taxes	982	(15,435)
Provision (benefit) for income taxes	997	(5,211)
Net loss	$(15)	$(10,224)

Earnings (loss) per share, net – basic and diluted	$0.00	$(1.27)

Weighted average number of common shares outstanding – basic	8,052	8,037
Weighted average number of common shares outstanding – diluted	8,077	8,059

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended April 30,
	2017	2016

Net loss	$(15)	$(10,224)
Other comprehensive income (loss), net of tax:
Change in pension liability, net of tax ($1,141 in 2017 and $165 in 2016)	1,861	(268)
Other comprehensive income (loss)	1,861	(268)
Total comprehensive income (loss)	$1,846	$(10,492)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, April 30, 2015	8,282	$828	$50,538	$57,003	$(10,833)	$(4,215)	$93,321

Issuance of restricted common stock	3	-	15	-	-	-	15
Net loss	-	-	-	(10,224)	-	-	(10,224)
Other comprehensive loss	-	-	-	-	(268)	-	(268)
Balance, April 30, 2016	8,285	828	50,553	46,779	(11,101)	(4,215)	82,844

Issuance of restricted common stock	18	2	90	-	-	-	92
Issuance of deferred common stock units	-	-	51	-	-	-	51
Net loss	-	-	-	(15)	-	-	(15)
Other comprehensive income	-	-	-	-	1,861	-	1,861
Balance, April 30, 2017	8,303	$830	$50,694	$46,764	$(9,240)	$(4,215)	$84,833

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(15)	$(10,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,396	2,977
Impairment of assets	150	10,406
Non-cash credits and charges:
Provision for (recovery of) doubtful accounts	(36)	67
Stock-based compensation	117	68
Loss on disposal of assets	7	21
Changes in assets and liabilities:
Receivables	928	327
Real estate inventory and investment assets	6,033	7,079
Other assets	1,186	688
Accounts payable and accrued expenses	(1,418)	(1,831)
Taxes receivable and payable	513	(703)
Other liabilities and deferred revenue	(306)	(1,145)
Deferred income taxes	623	(5,281)
Accrued pension costs	1,259	1,018
Total adjustments	10,452	13,691
Net cash provided by operating activities	10,437	3,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – property, plant and equipment	(249)	(798)
Proceeds from line of credit receivable	-	2,000
Proceeds from note receivable	-	1,600
Net cash provided by (used in) investing activities	(249)	2,802

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	340	555
Principal debt payments	(895)	(4,087)
Principal debt payments – related party	(12,384)	(1,619)
Net transfers from discontinued operations	-	1,394
Net cash used in financing activities	(12,939)	(3,757)

Increase (decrease) in cash and cash equivalents	(2,751)	2,512
Cash and cash equivalents, beginning of year	14,562	12,050
Cash and cash equivalents, end of year	$11,811	$14,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$319	$1,349
Income taxes paid (refunded), net	$(140)	$914

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

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2017 and 2016 mean the fiscal years ended April 30, 2017 and 2016, unless the context otherwise indicates.

Revenue recognition

Fulfillment Services – Revenues from fulfillment services operations include revenues from subscription, contact center and other fulfillment services. These revenues include fees from the maintenance of computer files for customers and other fulfillment activities, including customer telephone support, and graphic arts and lettershop services, all of which are billed and earned monthly as the services are provided. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, certain reimbursed postage costs are accounted for on a net basis.

Real Estate – Land sales are recognized when all elements of ASC 360-20 are met, including when the parties are bound by the terms of the contract, all consideration (including adequate cash) has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. Profit is recorded either in its entirety or on the installment method depending upon, among other things, the ability to estimate the collectability of the unpaid sales price. In the event the buyer defaults on an obligation with respect to real estate inventory which has been sold, the property may be repossessed (“take-back lots”). When repossessed, take-back lots are taken into inventory at fair market value less estimated costs to sell. Fair market value may be supported by current third party appraisals.

Cost of land sales includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs (such as roads, sewers and amenities) associated with the entire project. Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete. The allocation of costs is based on the relative sales value of the property. Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates.

The Company periodically develops commercial buildings on property it owns and leases the building to tenants. Base rental payments from tenants are recognized as revenue monthly over the term of the lease. Additional rent related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses is recognized as revenue in the period the expenses are incurred. The reimbursements are recognized as earned and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

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

Real estate inventory

The Company accounts for its real estate inventories in accordance with ASC 360-10. The cost basis of the land and improvements includes all direct acquisition costs including development costs, certain amenities, capitalized interest, capitalized real estate taxes and other costs. Interest and real estate taxes are not capitalized unless active development is underway. Real estate inventory held for future development or sale is stated at accumulated cost and is evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. Take-back lots (as discussed above under “Revenue recognition”) are initially recorded at fair market value less estimated costs to sell, establishing a new cost basis, and are subsequently measured at the lower of this new cost basis or fair market value less estimated costs to sell.

For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material. Due to the subjective nature of the estimates and assumptions used in determining future cash flows, actual results could differ materially from current estimates and the Company may be required to recognize impairment charges in the future.

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

Impairment of long-lived assets

Long-lived assets, including certain real estate, property, plant and equipment, and intangible and other assets, are accounted for in accordance with ASC 360-10. Long-lived assets are evaluated and tested for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Asset impairment tests are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. The evaluation of operating asset groups includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and administrative expenses. Similar to real estate inventory, the estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions.

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

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year. The unvested restricted shares of common stock (see Note 12) are not included in the computation of basic earnings per share, as they are considered contingently returnable shares. The unvested restricted shares of common stock are included in diluted earnings per share if they are dilutive. Deferred stock units that are issued (see Note 12) are included in both basic and diluted earnings per share computations.

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

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates that affect the financial statements include, but are not limited to, (i) allowances for doubtful accounts; (ii) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (iii) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets (including real estate inventories) and assets held for sale; (iv) actuarially determined benefit obligation and other pension plan accounting and disclosures; (v) risk assessment of uncertain tax positions; and (vi) the determination of the recoverability of net deferred tax assets. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenue and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates may be required under Topic 606 than are currently required under generally accepted accounting principles. The two permitted transition methods under Topic 606 are (i) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the required adoption date until May 1, 2018, although an earlier adoption is permitted. The Company does not intend to early adopt Topic 606. The Company is currently evaluating the impact of Topic 606 on the Company’s accounting policies, processes and system requirements, as well as its consolidated financial statements. The Company is also evaluating the transition method it will select upon adoption. Depending on the results of the evaluation, there could be changes to the timing of recognition of revenues and related costs. As the Company considers itself to be in the initial stages of evaluation of the impact of Topic 606, the Company does not know and cannot reasonably estimate quantitative information related to the impact of these new ASUs on its consolidated financial statements, including the effect on the Company’s operating results.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15), which provides guidance on management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 was effective for the Company for fiscal year ended April 30, 2017. The adoption of ASU 2014-15 by the Company did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in the ASU will be effective for the Company for fiscal year 2020 beginning on May 1, 2019. The Company has not yet concluded how the new standard will impact its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal year 2018 beginning May 1, 2017, including interim periods within that fiscal year. The adoption of ASU 2016-09 by the Company is not expected to have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s fiscal year 2019 beginning May 1, 2018. Early adoption is permitted. A retrospective transition method is to be used in the application of this amendment. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements. ASU 2016-19 clarifies and improves ease of understanding for existing guidance under the Accounting Standards Codification by making the text more uniform and streamlined. ASU 2016-19 was effective when issued. The adoption of ASU 2016-19 by the Company did not have a material effect on its consolidated financial statements.

(2)	RECEIVABLES:

Receivables consist of:

	April 30,
	2017	2016
	(in thousands)

Fulfillment services	$6,725	$7,357
Corporate operations	2	348
	6,727	7,705
Less allowance for doubtful accounts	(348)	(434)
	$6,379	$7,271

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

During 2017, revenues from one major customer of the Company’s fulfillment services business totaled $4,709,000 or 11.1% of total revenues for the Company. As of April 30, 2017, the Company’s fulfillment services business had $746,000 of outstanding accounts receivable from this customer, which was paid in full by June 2017. This major customer has given the Company’s fulfillment services business notice that a significant portion of its business will not be retained during fiscal year 2018 and beyond.

In February 2015, American Investment Republic Co. (“Seller”), a subsidiary of the Company, sold certain businesses (the “Company Group”). In connection with the sale, the buyers entered into a secured promissory note payable to the Seller in the principal amount of $1,600,000 and the Seller provided the Company Group a $2,000,000 secured revolving line of credit pursuant to a line of credit promissory note. During 2016, the secured promissory note was satisfied and the secured revolving line of credit was terminated.

(3)	REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory at April 30, 2017 and 2016 totaled $4,039,000 and $3,956,000. Interest costs capitalized during 2017 were $83,000 and none for 2016. Accumulated capitalized real estate taxes included in real estate inventory at April 30, 2017 and 2016 totaled $1,736,000 and $1,741,000. There were no real estate taxes capitalized during 2017 and 2016. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $5,000 and $6,000 during 2017 and 2016.

A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region. As of April 30, 2017, the Company had approximately 102 developed lots available for sale in Rio Rancho. The development of additional lots for sale in Rio Rancho will require significant additional financing or other sources of funding, which may not be available. Activities conducted or arranged by AMREP Southwest and its subsidiaries include the obtaining of necessary governmental approvals, installation of utilities and necessary storm drains, ensuring the availability of water service from the City of Rio Rancho and building or improving of roads necessary for land development.

In 2016, an oil and gas lease became effective with respect to minerals and mineral rights owned by a subsidiary of AMREP Southwest in and under approximately 80 surface acres of land in Brighton, Colorado.  As partial consideration for entering into the lease, the Company received $128,000 in 2016. The lease will be in force for an initial term of five years and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments.  The lease does not require the lessee to drill any oil or gas wells.  The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 18.75% of the sales proceeds received by the lessee from the sale of such oil and gas and such royalty will be charged with 18.75% of any post-production costs associated with such oil and gas.  No drilling has commenced with respect to this property. The $128,000 from this transaction was considered to be incremental revenue from incidental operations, and as such, was recorded as a cost basis reduction of the associated real estate inventory.

(4)	INVESTMENT ASSETS:

Investment assets consist of:

	April 30,
	2017	2016
	(in thousands)

Land held for long-term investment	$9,715	$9,717
Other	-	609
	$9,715	$10,326

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2017, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

At April 30, 2016, Other included an approximately 2,200 square foot, single tenant retail building on property owned by a subsidiary of AMREP Southwest in Rio Rancho, New Mexico. In 2017, this property was sold, which resulted in a pre-tax gain of $1,496,000. The pre-tax gain is included in Other revenues in the accompanying consolidated statements of operations.

(5)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	April 30,
	2017	2016
	(in thousands)

Land, buildings and improvements	$15,995	$15,864
Furniture and equipment	18,350	19,140
	34,345	35,004
Less accumulated depreciation	(23,493)	(23,007)
	$10,852	$11,997

Depreciation of property, plant and equipment charged to operations was $1,389,000 and $1,561,000 in 2017 and 2016.

As a result of the long-lived asset impairment test performed as of April 30, 2016 (see Note 15) , the Company recorded a non-cash, pre-tax impairment charge related to property, plant and equipment of its fulfillment services business that totaled $3,094,000. The carrying amount of (i) land was reduced by $2,848,000, (ii) buildings was reduced by $122,000 and (iii) furniture and equipment was reduced by $124,000. The Company determined there was no further impairment in property, plant and equipment of its fulfillment services business as a result of the long-lived asset impairment test performed as of April 30, 2017.

(6)	OTHER ASSETS:

Other assets consist of:

	April 30,
	2017	2016
	(in thousands)
Prepaid expenses	$1,491	$2,358
Deferred order entry costs	553	845
Other	266	275
	$2,310	$3,478

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

Amortization related to certain intangible assets included in other assets was $7,000 and $1,416,000 in 2017 and 2016. The $7,000 amortization of intangible assets in 2017 reduced the carrying value of those assets to zero; therefore, the Company does not expect any amortization of intangible assets for each of the next five fiscal years.

(7)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:

	April 30,
	2017	2016
	(in thousands)

Fulfillment services	$5,637	$6,712
Real estate operations	1,138	1,464
Corporate operations	260	277
	$7,035	$8,453

The April 30, 2017 accounts payable and accrued expenses total includes customer postage deposits of $3,178,000, accrued expenses of $1,669,000, trade payables of $619,000 and other of $1,569,000. The April 30, 2016 accounts payable and accrued expenses total includes customer postage deposits of $3,947,000, accrued expenses of $1,998,000, trade payables of $837,000 and other of $1,671,000.

(8)	NOTES PAYABLE:

Notes payable consist of:

	April 30,
	2017	2016
	(in thousands)
Credit facilities:
Real estate operations – due to related party	$-	$12,384
Real estate operations – other	-	555
	$-	$12,939

Note Payable to Related Party

Prior to February 2017, AMREP Southwest had a loan from a company owned by Nicholas G. Karabots, a significant shareholder of the Company and in which another major shareholder and a director of the Company had a 20% participation. The loan was scheduled to mature in December 2017 and bore interest payable monthly at 8.5% per annum. The balance of this loan was paid in full in February 2017.

Other Note Payable

Commencing in 2016, a subsidiary of AMREP Southwest had a loan agreement with a third party lender for the construction of a 2,200 square foot, single tenant retail building in Rio Rancho, New Mexico. The loan was scheduled to mature in October 2016 and bore interest payable monthly at 0.5% plus the prime rate. In 2017, this property was sold and the outstanding loan balance was satisfied with proceeds from the sale.

(9)	OTHER LIABILITIES:

In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the Company’s project, completed in the second quarter of fiscal year 2011, to consolidate its fulfillment services operations at its Palm Coast, Florida location. The Award Agreement included certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitled the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Palm Coast had not met certain of the performance requirements in the Award Agreement, in large part due to the adverse economic conditions experienced by the magazine publishing industry since the Award Agreement was executed. On December 30, 2016, the State of Florida filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Palm Coast seeking repayment of amounts under the Award Agreement. In May 2017, Palm Coast entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the State of Florida. Pursuant to the Settlement Agreement,

•	Palm Coast agreed to pay the State of Florida $1,763,000 as follows: (1) $163,000 within 30 days after May 4, 2017 and (2) 40 quarterly payments of $40,000 each, without interest, on the first business day of each calendar quarter, with the first payment of $40,000 scheduled to be made on October 1, 2017 and the last payment of $40,000 scheduled to be made on July 1, 2027; provided that, the timing of the payment of all such quarterly payments may be accelerated by the State of Florida following Palm Coast’s failure to timely pay any such amounts;

•	the Award Agreement was terminated;

•	each of the parties released all claims relating to the Award Agreement that the releasing party may have had against the other party; and

•	the complaint filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida relating to the Award Agreement was dismissed and discontinued by the State of Florida.

In May 2017, the Company entered into a Guaranty Agreement (the “Guaranty”) with the State of Florida. Pursuant to the Guaranty, the Company guaranteed the payment by Palm Coast of amounts due to the State of Florida under the Settlement Agreement.

As a result of the Settlement Agreement, Palm Coast expects that it will recognize in the first quarter of fiscal year 2018 a pre-tax gain of approximately $1,318,000 and deferred revenue of approximately $302,000. The pre-tax gain was determined based on depreciation previously taken on assets acquired with Award Agreement funds that were retained by Palm Coast. The deferred revenue will be recognized over the remaining life of these assets.

(10)	DEFERRED REVENUE:

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

Revenue from this transaction is being recorded over the lease term and approximately $228,000 was recognized during each of 2017 and 2016, which is included in Other revenues in the accompanying financial statements. At April 30, 2017, there remained $303,000 of deferred revenue.

(11)	FAIR VALUE MEASUREMENTS:

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair value on a non-recurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is the asset or liability is not measured at fair value on an ongoing basis but is subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). The following presents assets by balance sheet caption and by the level within the fair value hierarchy (as described above) as of April 30, 2017 and 2016, for which a non-recurring change in fair value has been recorded during the years then ended (in thousands):

	Level 1	Level 2	Level 3	Impairment Loss Recorded
2017:

Real estate inventory	$-	$-	$3,196	$150

	Level 1	Level 2	Level 3	Impairment Loss Recorded
2016:

Real estate inventory	$-	$-	$21,251	$2,506
Property, plant and equipment	$-	$-	$9,302	$3,094
Intangible and other assets	$-	$-	$7	$4,806

During 2017 and 2016, certain parcels of real estate inventory were adjusted to their fair values, less estimated costs to sell, resulting in pretax, non-cash impairment charges of $150,000 and $2,506,000. In addition, the fulfillment services business recorded pretax, non-cash impairment charges of $7,900,000 in 2016 as a result of a review of the recoverability of long-lived assets. The impairment charges were included in results of operations for each period. For additional detail on the impairment charges, valuation techniques and reasons for the measurements, see Note 15.

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

The Company did not have any long-term, fixed-rate mortgage receivables at April 30, 2017 and 2016. The Company did not have any long-term fixed rate notes payable at April 30, 2017. The estimated fair value of the Company’s long-term, fixed-rate notes payable was $11,102,000 versus carrying amounts of $12,384,000 at April 30, 2016. These financial assets and liabilities are categorized as Level 2 within the fair value hierarchy described above.

(12)	BENEFIT PLANS:

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

In August 2013, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company agreed (a) to pay $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan, which payment was made in September 2013, and (b) to provide first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. The total book value of the real property subject to the mortgages was approximately $10,034,000 as of April 30, 2017. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,500. In May 2017, the Company sold certain real property subject to the mortgage in favor of the PBGC resulting in a payment of $485,000 to the pension plan and a remaining accelerated funding liability of $4,534,500.

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

The settlement agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the settlement agreement, the PBGC will be deemed to have released and discharged the Company and all other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The settlement agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force of active pension plan participants. Any such acceleration could negatively impact the Company’s limited financial resources and could have a material adverse effect on the Company’s financial condition.

Net periodic pension cost for 2017 and 2016 was comprised of the following components (in thousands):

	Year Ended April 30,
	2017	2016

Interest cost on projected benefit obligation	$1,146	$1,284
Expected return on assets	(1,787)	(2,051)
Plan expenses	297	251
Recognized net actuarial loss	1,603	1,534
Total cost recognized in pretax income	1,259	1,018
(Income) cost recognized in pretax other comprehensive income	(3,002)	434
Net periodic pension cost (income)	$(1,743)	$1,452

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1,294,000, $0 and $0. Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2017	2016

Discount rate used to determine net periodic pension cost	3.27%	3.48%
Discount rate used to determine pension benefit obligation	3.52%	3.27%
Expected long-term rate of return on assets on assets	8.00%	8.00%

The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$36,418	$38,303
Interest cost	1,146	1,284
Actuarial (gain) loss	(956)	(750)
Benefits paid	(2,364)	(2,419)
Benefit obligation at end of year	$34,244	$36,418

Change in plan assets:
Fair value of plan assets at beginning of year	$23,708	$27,044
Actual return on plan assets	2,278	(620)
Benefits paid	(2,364)	(2,419)
Plan expenses	(345)	(297)
Fair value of plan assets at end of year	$23,277	$23,708

Underfunded status	$(10,967)	$(12,710)

Recognition of underfunded status:
Accrued pension cost	$(10,967)	$(12,710)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheet. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2017	2016
Pretax accumulated comprehensive loss	$15,059	$18,061

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2017 and 2016 (in thousands):

	Pension Benefits
	Pretax	Net of Tax

Accumulated comprehensive loss, May 1, 2015	$17,627	$10,833
Net actuarial loss	1,968	1,220
Amortization of net loss	(1,534)	(952)
Accumulated comprehensive loss, April 30, 2016	18,061	11,101
Net actuarial gain	(1,399)	(867)
Amortization of net loss	(1,603)	(994)
Accumulated comprehensive loss, April 30, 2017	$15,059	$9,240

The Company recorded, net of tax, other comprehensive income of $1,861,000 in 2017 and other comprehensive loss of $268,000 in 2016 to account for the net effect of changes to the unfunded portion of pension liability.

The asset allocation for the pension plan by asset category was as follows:

	April 30,
	2017	2016
Equity securities	69%	67%
Fixed income securities	29	28
Other (principally cash and cash equivalents)	2	5
Total	100%	100%

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

The expected return on assets for the pension plan is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the pension plan is invested, as well as current economic and market conditions. The Company is currently using an 8.0% assumed rate of return for purposes of the expected return rate on assets for the development of net periodic pension costs for the pension plan.

The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan in 2017 and 2016. The Company is required to make minimum contributions and plans on making contributions of $795,000 to the pension plan during fiscal year 2018. In May 2017, the Company made a contribution of $485,000 to the pension plan as described above.

The amount of future annual benefit payments is expected to be between $2,469,000 and $2,798,000 in fiscal years 2018 through 2022, and an aggregate of approximately $11,172,000 is expected to be paid in the fiscal five-year period 2023 through 2027.

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

The following tables set forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2017 and 2016 (in thousands):

2017:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$568	$568	$-	$-
Investments at fair value:
Equity securities	15,967	15,967	-	-
Corporate bonds and debentures	6,742	-	6,742	-
Total assets at fair value	$23,277	$16,535	$6,742	$-

37

2016:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,167	$1,167	$-	$-
Investments at fair value:
Equity securities	15,878	15,878	-	-
Corporate bonds and debentures	6,663	-	6,663	-
Total assets at fair value	$23,708	$17,045	$6,663	$-

Savings and salary deferral plans

The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which participating employees contribute salary deductions. The Company may make discretionary matching contributions to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The Company did not provide matching contributions to the 401(k) plan in 2017 and 2016.

Equity compensation plan

The AMREP Corporation 2006 Equity Compensation Plan (the “2006 Equity Plan”) provided for the issuance of shares of common stock of the Company to employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards. The Company issued 19,500 shares of restricted common stock under the 2006 Equity Plan during 2017. During 2017, 13,000 shares of common stock previously issued under the 2006 Equity Plan vested. In addition, 1,000 shares of restricted stock issued under the 2006 Equity Plan prior to 2017 were returned to the Company and will not vest due to the retirement of an employee, leaving 24,500 shares issued under the 2006 Equity Plan that were not vested as of April 30, 2017. The 2006 Equity Plan expired by its terms on September 19, 2016 without affecting any existing awards under the 2006 Equity Plan made prior to that date, and no further awards may be granted under the 2006 Equity Plan.

In 2017, the Board adopted, and the shareholders approved, the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”), which authorizes stock-based awards of various kinds to directors and employees covering up to a total of 500,000 shares of common stock of the Company. The 2016 Equity Plan will expire by its terms on, and no award will be granted under the 2016 Equity Plan on or after, September 19, 2026. Other than as described in this Note 12, no awards were issued under the 2016 Equity Plan during 2017.

The summary of the 2016 and 2017 restricted share award activity presented below represents the maximum number of shares issued to employees that could be vested:

Restricted time-based share awards	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2015	28,000	$6.98
Granted during 2016	3,000	5.22
Vested during 2016	(12,000)	6.94
Non-vested at April 30, 2016	19,000	6.66

Granted during 2017	19,500	5.04
Vested during 2017	(13,000)	6.80
Forfeited during 2017	(1,000)	6.90
Non-vested at April 30, 2017	24,500	$5.28

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

For 2017 and 2016, the Company recognized $66,000 and $68,000 of compensation expense related to all shares of restricted common stock issued to employees under the equity plans. As of April 30, 2017, there was $54,000 of total unrecognized compensation expense related to shares of common stock issued to employees under the equity plans, which is expected to be recognized over the remaining vesting term not to exceed three years.

On the last trading day of calendar year 2016, and based upon days of service, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $15,000 divided by the closing price per share of common stock reported on the New York Stock Exchange on such date. Based on the closing price per share $7.42 on December 30, 2016, the Company issued a total of 6,873 deferred common share units to members of the Company’s Board of Directors. Each deferred common share unit represents the right to receive one share of Common Stock within 30 days after the first day of the month to follow such director’s termination of service as a director of the Company. One former member of the Board of Directors who served as a director during part of calendar year 2016 received a cash payment in lieu of pro rata deferred common share units that would have been earned for services on the Company’s Board of Directors. On the last trading day of each calendar year after calendar year 2016, each non-employee member of the Company’s Board of Directors will be issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $20,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Director compensation expense is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year. For 2017, the total non-cash director fee compensation related to the issued deferred common share units was $51,000. At April 30, 2017, there was an additional $27,000 of accrued compensation expense related to the deferred stock units expected to be issued in December 2017.

(13)	INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended April 30,
	2017	2016
	(in thousands)
Current:
Federal	$347	$(35)
State and local	26	126
	373	91
Deferred:
Federal	(32)	(5,074)
State and local	656	(228)
	624	(5,302)
Total provision (benefit) for income taxes	$997	$(5,211)

The components of the net deferred income taxes are as follows:

	April 30,
	2017	2016
	(in thousands)
Deferred income tax assets:
State tax loss carryforwards	$4,199	$4,591
Accrued pension costs	3,594	4,716
Vacation accrual	154	161
Intangibles and deductible goodwill	4,561	5,597
Real estate basis differences	6,439	6,802
Other	-	34
Total deferred income tax assets	18,947	21,901

Deferred income tax liabilities:
Depreciable assets	(1,112)	(2,074)
Deferred gains on investment assets	(3,442)	(3,661)
Capitalized costs for financial reporting purposes, expensed for tax	(216)	(316)
Other	(22)	-
Total deferred income tax liabilities	(4,792)	(6,051)
Valuation allowance for realization of certain deferred income tax assets	(4,636)	(4,567)
Net deferred income tax asset	$9,519	$11,283

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance of $4,636,000 as of April 30, 2017 relates primarily to net operating loss carryforwards in states where the Company either has no current operations or its operations are not considered likely to use the net operating loss carryforward prior to its expected expiration date. The use and elimination of certain state operating loss carryforwards which were wholly or partially reserved with a valuation allowance results in a significant deferred state income tax provision in 2017 and is further reflected in the state income taxes, net of federal income tax effect, in the rate reconciliation table shown below.

The Company’s remaining state net operating loss carryforwards expire beginning in the fiscal years ending April 30, 2020 through April 30, 2036. The state net operating loss carryforwards of $84,943,000 expire in future fiscal years as follows: 2018 - $0; 2019 - $0; 2020 - $2,003,000; 2021 - $550,000; 2022 - $32,000; and thereafter - $82,358,000.

In both 2017 and 2016, the Company revised the tax rate on existing temporary differences due to changes in the tax rates and state apportionments. The effect of the rate change is included in the Deferred tax rate changes and other amount in the rate reconciliation below.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision:

	Year Ended April 30,
	2017	2016
	(in thousands)
Computed tax provision (benefit) at statutory rate	$333	$(5,248)
Increase (reduction) in tax resulting from:
State income taxes, net of federal income tax effect	473	(93)
Meals and entertainment	4	3
Deferred tax rate changes and other	187	127
Actual tax provision (benefit)	$997	$(5,211)

The Company is subject to U.S. federal income taxes, and also to various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is not currently under examination by any tax authorities with respect to its income tax returns. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2013 are no longer subject to examination due to the expiration of the statute of limitations.

ASC 740-10 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following table summarizes the beginning and ending gross amount of unrecognized tax benefits:

	2017	2016
	(in thousands)
Gross unrecognized tax benefits at beginning of year	$58	$58
Gross increases:
Additions based on tax positions related to current year	-	-
Additions based on tax positions of prior years	-	-
Gross decreases:
Reductions based on tax positions of prior years	-	-
Reductions based on the lapse of the applicable statute of limitations	-	-
Gross unrecognized tax benefits at end of year	$58	$58

The total tax effect of gross unrecognized tax benefits at April 30, 2017 and 2016 was $58,000 as of each date which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

The Company has elected to include interest and penalties in its income tax expense. The Company has $50,000 accrued in the accompanying financial statements for interest or penalties at April 30, 2017 and no accrual at April 30, 2016.

(14)	SHAREHOLDERS’ EQUITY:

The Company recorded, net of tax, other comprehensive income of $1,861,000 in 2017 and other comprehensive loss of $268,000 in 2016 to account for the net effect of changes to the unfunded portion of pension liability (refer to Note 12).

(15)	IMPAIRMENT OF ASSETS:

Real Estate – During 2017, certain real estate inventory under development with a carrying amount of $3,346,000 was written down to its fair value, less estimated selling costs, of $3,232,000, resulting in an impairment charge of $150,000. During 2016, certain real estate with carrying amounts of $23,757,000 was written down to its fair value, less estimated selling costs, of $21,264,000, resulting in an impairment charge of $2,506,000.

Fulfillment Services – The impairment of long-lived assets is determined using a two-step process. The first step involves a comparison of the estimated future undiscounted cash flows of the business unit to the carrying value of the long-lived assets. If the carrying amount of a business unit exceeds its undiscounted cash flows, then the second step of the long-lived assets impairment test must be performed. The second step of the long-lived assets impairment test compares the fair value of the long-lived assets with the carrying values to measure the amount of impairment loss, if any. The fair values of long-lived assets are determined using internal estimates, third party appraisals or market quotes for similar assets, where available. It was determined there was no impairment of long-lived assets in the fulfillment services business in 2017; however, the Company recorded impairment of long-lived assets in the fulfillment services business in 2016.

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

The impairment charge is included in the 2016 Impairment of assets line item in the consolidated statements of operations and the 2016 consolidated statements of cash flows in the accompanying financial statements. In addition, the impairment charge in 2016 has been allocated on a pro-rata basis to the long-lived assets of the fulfillment services business using the relative carrying amounts of those assets but not reducing the assets below their fair values as of April 30, 2016.

(16)	COMMITMENTS AND CONTINGENCIES:

Non-cancelable leases

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Lease costs for 2017 and 2016 were approximately $788,000 and $1,116,000. The total minimum lease commitments of $663,000 for fiscal years subsequent to April 30, 2017 are due as follows: 2018 - $226,000; 2019 - $220,000; 2020 - $99,000; 2021 - $92,000; 2022 - $26,000 and none thereafter.

AMREP Southwest

At April 30, 2017, AMREP Southwest has posted bonds to support its future development commitments in Rio Rancho, New Mexico of approximately $873,000.

(17)	LITIGATION:

In addition to the information described in Note 9, the Company is involved in various claims and legal actions arising in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

(18)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS:

The Company has identified two reportable segments in which it currently has business operations: (i) real estate and (ii) fulfillment services. The real estate segment primarily include land sales and lease activities, which involve the obtaining of approvals and the sale of both developed and undeveloped lots to homebuilders, commercial users and others, as well as investments in commercial and investment properties. The fulfillment services segment performs fulfillment and contact center services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers. Certain common expenses as well as identifiable assets are allocated among reportable segments based upon management’s estimate of each segment’s absorption. Other revenues and expenses not identifiable with a specific segment are shown as a separate segment in this presentation.

The accounting policies of the segments are the same as those described in Note 1. See Note 13 for disclosure regarding differences between the U.S. federal statutory income tax rate to the actual tax provision. The following tables set forth summarized data relative to the industry segments in which the Company operated for the years indicated (in thousands):

	Real Estate Operations	Fulfillment Services	Corporate and Other	Consolidated
Year ended April 30, 2017:
Revenues (a)	$11,257	$31,030	$81	$42,368
Net income (loss)	$(1,094)	$(92)	$1,171	$(15)
Provision (benefit) for income taxes	(445)	(154)	1,596	997
Interest expense (income), net (b)	2,256	1,085	(3,008)	333
Depreciation and amortization	95	1,301	-	1,396
Impairment of assets	150	-	-	150
EBITDA (c)	$962	$2,140	$(242)	$2,860

Capital expenditures	$-	$249	$-	$249

Year ended April 30, 2016:
Revenues (a)	$5,955	$34,757	$952	$41,664
Net income (loss)	$(4,869)	$(7,597)	$2,242	$(10,224)
Provision (benefit) for income taxes	(2,067)	(3,754)	610	(5,211)
Interest expense (income), net (b)	2,614	875	(2,128)	1,361
Depreciation and amortization	112	2,756	109	2,977
Impairment of assets	2,506	7,900	-	10,406
EBITDA (c)	$(1,704)	$180	$833	$(691)

Capital expenditures	$3	$795	$-	$798

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.
(b)	Interest expense (income), net includes significant inter-segment interest expense (income) that is eliminated in consolidation.
(c)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief financial officer and the other person whose certification accompanies this annual report on Form 10-K, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the chief financial officer and such other person have concluded that such disclosure controls and procedures were effective as of April 30, 2017 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “2017 Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant”.

Item 11.	Executive Compensation

The information set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the 2017 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “The Board of Directors and its Committees” and “Certain Transactions” in the 2017 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the subheadings “Audit Fees” and “Pre-Approval Policies and Procedures” in the 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)                          1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 18, 2017 – RSM US LLP

•	Consolidated Balance Sheets – April 30, 2017 and 2016

•	Consolidated Statements of Operations for the Two Years Ended April 30, 2017

•	Consolidated Statements of Comprehensive Income (Loss) for the Two Years Ended April 30, 2017

•	Consolidated Statements of Shareholders’ Equity for the Two Years Ended April 30, 2017

•	Consolidated Statements of Cash Flows for the Two Years Ended April 30, 2017

•	Notes to Consolidated Financial Statements

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

Dated: July 18, 2017

By: /s/ Robert E. Wisniewski
Robert E. Wisniewski
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher V. Vitale	Executive Vice President, Chief Administrative Officer & General	July 18, 2017
Christopher V. Vitale	Counsel (Principal Executive Officer)

/s/ Robert E. Wisniewski	Executive Vice President and Chief Financial Officer	July 18, 2017
Robert E. Wisniewski	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward B. Cloues, II	Director	July 18, 2017
Edward B. Cloues, II

/s/ Theodore J. Gaasche	Director	July 18, 2017
Theodore J. Gaasche

/s/ Robert E. Robotti	Director	July 18, 2017
Robert E. Robotti

/s/ Albert V. Russo	Director	July 18, 2017
Albert V. Russo

EXHIBIT INDEX

NUMBER	ITEM
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)

4.1	$22,500,000 Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.2	First Amendment, dated April 29, 2011, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.3	First Modification, dated April 29, 2011, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.4	Second Amendment, dated August 24, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.5	Second Modification, dated August 24, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.6	Third Amendment, dated November 19, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.7	Third Modification, dated November 19, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.8	Consent Agreement, dated September 8, 2014, by and between Kappa Lending Group, LLC and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.1	Tolling and Forbearance Agreement, dated August 13, 2012, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 14, 2012)

10.2	Settlement Agreement, dated as of August 30, 2013, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

10.3	First Amendment to Settlement Agreement, dated as of July 15, 2015, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2015)

10.4	Second Amendment to Settlement Agreement, dated as of February 2, 2016, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 15, 2016)

10.5	Oil and Gas Lease and the Addendum thereto, each dated September 8, 2014, by and among AMREP Southwest Inc., Outer Rim Investments, Inc., Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.6		Settlement Agreement and Mutual General Release, dated May 4, 2017, between the Florida Department of Economic Opportunity and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 4, 2017)

10.7		Guaranty Agreement, dated May 4, 2017, by AMREP Corporation for the benefit of the Florida Department of Economic Opportunity. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 4, 2017)

10.8		Promissory Note, dated as of February 9, 2015, made by DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.9		Line of Credit Promissory Note, dated as of February 9, 2015, made by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd. and Kable Product Services, Inc. in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.10		Guaranty Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.11		Security Agreement, dated as of February 9, 2015, by Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC in favor of American Investment Republic Co. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed February 9, 2015)

10.12		Letter Agreement, dated January 20, 2016, among Kable Media Services, Inc., Kable Distribution Services, Inc., Kable News Company, Inc., Kable News International, Inc., Kable Distribution Services of Canada, Ltd., Kable Product Services, Inc., DFI Holdings, LLC and KPS Holdco, LLC and American Republic Investment Co. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 15, 2016)

10.13	(b)	2006 Equity Compensation Plan. (Incorporated by reference to Appendix B to Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006)

10.14	(b)	Form of Restricted Stock Award under the 2006 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)

10.15	(b)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.16	(b)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.17	(b)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.18	(b)	Change of Control Agreement, dated as of March 5, 2014, between Palm Coast Data LLC and Rory Burke. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 7, 2014)

21	(c)	Subsidiaries of Registrant.

23	(c)	Consent of RSM US LLP.

31.1	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(c)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	(c)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(b) Management contract or compensatory plan or arrangement in which directors or officers participate.

(c) Filed herewith.

