Form 10-Q
period 2017-07-31
AMREP CORP.
filed 2017-09-13
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 2017

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

Registrant’s telephone number, including area code: (610) 487-0901

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 8, 2017 – 8,089,204.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	July 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,116	$11,811
Receivables, net	5,948	6,379
Real estate inventory	55,358	56,090
Investment assets	9,714	9,715
Property, plant and equipment, net	10,541	10,852
Other assets	2,382	2,310
Deferred income taxes, net	8,749	9,519
TOTAL ASSETS	$105,808	$106,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$6,489	$7,035
Taxes payable, net	464	465
Other liabilities and deferred revenue	1,843	3,376
Accrued pension cost	10,654	10,967
TOTAL LIABILITIES	19,450	21,843

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,314,454 at July 31, 2017 and 8,303,204 at April 30, 2017	831	830
Capital contributed in excess of par value	50,770	50,694
Retained earnings	48,212	46,764
Accumulated other comprehensive loss, net	(9,240)	(9,240)
Treasury stock, at cost; 225,250 shares at July 31, 2017 and April 30, 2017	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	86,358	84,833
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,808	$106,676

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended July 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

	2017	2016
REVENUES:
Fulfillment services	$7,243	$7,828
Real estate land sales	2,677	2,720
Other	1,406	1,660
	11,326	12,208
COSTS AND EXPENSES:
Real estate land sales	1,223	2,578
Operating and selling expenses:
Fulfillment services	6,094	6,673
Real estate	511	411
General and administrative expenses:
Fulfillment services	349	352
Real estate	114	169
Corporate	808	834
Interest expense	13	224
	9,112	11,241
Income before income taxes	2,214	967

Provision for income taxes	766	337
Net income	1,448	630

Retained earnings, beginning of period	46,764	46,779
Retained earnings, end of period	$48,212	$47,409
Earnings per share, net - basic and diluted	$0.18	$0.08
Weighted average number of common shares outstanding – basic	8,063	8,042
Weighted average number of common shares outstanding – diluted	8,083	8,065

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Operations (Unaudited)

Three Months Ended July 31, 2017 and 2016

(Amounts in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$1,448	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	367
Non-cash credits and charges:
Non-cash gain on settlement	(1,318)	-
Non-cash deferred revenue recognized	(20)	-
Provision for (recovery of) doubtful accounts	(21)	18
Stock-based compensation	18	15
Changes in assets and liabilities:
Receivables	452	(151)
Real estate inventory and investment assets	733	2,557
Other assets	(13)	42
Accounts payable and accrued expenses	(375)	(840)
Taxes receivable and payable	(1)	(3)
Other liabilities and deferred revenue	(366)	(59)
Deferred income taxes	770	337
Accrued pension costs	(313)	315
Total adjustments	(133)	2,598
Net cash provided by operating activities	1,315	3,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – property, plant and equipment	(10)	(39)
Net cash used in investing activities	(10)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	-	340
Principal debt payments	-	(895)
Principal debt payments – related party	-	(5,901)
Net cash used in financing activities	-	(6,456)

Increase (decrease) in cash and cash equivalents	1,305	(3,267)
Cash and cash equivalents, beginning of period	11,811	14,562
Cash and cash equivalents, end of period	$13,116	$11,295

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$-	$132
Income taxes paid, net	$1	$2

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2017 and 2016

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2018 and 2017 are to the fiscal years ending April 30, 2018 and 2017 and all references to the first quarter and first three months of 2018 and 2017 mean the fiscal three month periods ended July 31, 2017 and 2016.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2017, which was filed with the SEC on July 18, 2017 (the “2017 Form 10-K”). Certain 2017 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates may be required under Topic 606 than are currently required under generally accepted accounting principles. The two permitted transition methods under Topic 606 are (i) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or (ii) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the required adoption date until May 1, 2018, although an earlier adoption is permitted. The Company does not intend to early adopt Topic 606. The Company is currently evaluating the impact of Topic 606 on the Company’s accounting policies, processes and system requirements, as well as its consolidated financial statements. The Company is also evaluating the transition method it will select upon adoption. Depending on the results of the evaluation, there could be changes to the timing of recognition of revenues and related costs. As the Company considers itself to be in the initial stages of evaluation of the impact of Topic 606, the Company does not know and cannot reasonably estimate quantitative information related to the impact of these new ASUs on its consolidated financial statements, including the effect on the Company’s operating results.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU will be effective for the Company for fiscal year 2020 beginning on May 1, 2019. The Company has not yet concluded how the new standard will impact its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal year 2018 beginning May 1, 2017, including interim periods within that fiscal year. The adoption of ASU 2016-09 by the Company did not have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s fiscal year 2019 beginning May 1, 2018. Early adoption is permitted, but the Company does not expect to early adopt ASU 2016-15. A retrospective transition method is to be used in the application of this amendment. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation – Scope of Modification Accounting, guidance that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for the Company’s fiscal year 2019 beginning May 1, 2018, including interim periods within those periods, with early adoption permitted. Since inception of the Company’s share-based payment awards, there have been no modifications of the awards issued, including for the quarter ended July 31, 2017. The Company will account for future modifications, if any, on a prospective basis. As such, the Company has early adopted ASU 2017-09 without a material impact on its consolidated financial statements.

(2)	RECEIVABLES

Receivables, net consist of:

	July 31, 2017	April 30, 2017
	(in thousands)
Fulfillment services	$6,233	$6,725
Real estate	12	-
Corporate	28	2
	6,273	6,727
Less allowance for doubtful accounts	(325)	(348)
	$5,948	$6,379

During the first quarter of 2018, revenues from one major customer of the Company’s fulfillment services business totaled $1,081,000 or approximately 10% of total revenues for the Company. As of July 31, 2017, the Company’s fulfillment services business had $713,000 of outstanding accounts receivable from this customer, which was reduced by collections to $360,000 by September 11, 2017. This customer has given the Company’s fulfillment services business notice that a significant portion of its business will be transferred from Palm Coast during 2018.

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	July 31,	April 30,
	2017	2017
	(in thousands)
Land, buildings and improvements	$15,936	$15,995
Furniture and equipment	18,315	18,350
	34,251	34,345
Less accumulated depreciation	(23,710)	(23,493)
	$10,541	$10,852

Depreciation of property, plant and equipment charged to operations was $321,000 and $360,000 for the three month periods ended July 31, 2017 and 2016.

(4)	OTHER ASSETS

Other assets consist of:

	July 31,	April 30,
	2017	2017
	(in thousands)
Prepaid expenses	$1,591	$1,491
Deferred order entry costs	525	553
Other	266	266
	$2,382	$2,310

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(5)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	July 31,	April 30,
	2017	2017
	(in thousands)
Fulfillment services	$5,140	$5,637
Real estate	991	1,138
Corporate	358	260
	$6,489	$7,035

The July 31, 2017 accounts payable and accrued expenses total included customer postage deposits of $3,112,000, accrued expenses of $1,494,000, trade payables of $631,000 and other of $1,252,000. The April 30, 2017 accounts payable and accrued expenses total included customer postage deposits of $3,178,000, accrued expenses of $1,669,000, trade payables of $619,000 and other of $1,569,000.

(6)	OTHER LIABILITIES AND DEFERRED REVENUE; OTHER REVENUES

Refer to Note 9 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida in the first quarter of 2018. As a result of the settlement agreement, in the first quarter of 2018, Palm Coast reduced its previously recorded liability of $3,000,000 and a related $26,000 interest accrual by $1,620,000 to $1,406,000 by recognizing a pre-tax gain of $1,318,000 and recording a deferred gain of $302,000. In connection with the settlement, Palm Coast made a payment of $163,000 to the State of Florida during the first quarter of 2018 thereby reducing its remaining liability to $1,243,000. The $1,318,000 pre-tax gain is included in Other revenues in the accompanying financial statements. The deferred gain of $302,000 was reduced to $282,000 during the first quarter of 2018 with the $20,000 reduction being a non-cash credit to operating expenses. The remaining deferred gain of $282,000 will be recognized over a period of approximately eight years from July 31, 2017.

In addition, refer to Note 10 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first quarter of 2018. Revenue from this transaction is being recorded over the lease term and approximately $57,000 was recognized during the first quarter of each of 2018 and 2017. At July 31, 2017, there was $246,000 of deferred revenue remaining to be recognized in future periods.

During the first quarter of 2017, a subsidiary of AMREP Southwest sold a single tenant retail commercial building in Rio Rancho, New Mexico, which resulted in a pre-tax gain of $1,496,000 that was included in Other revenues for that quarter.

Other revenues for the first quarter of 2018 and 2017 consist of:

	First Quarter of 2018	First Quarter of 2017
	(in thousands)
Settlement gain	$1,318	$-
Sale of commercial building	-	1,496
Deferred revenue and other	88	164
	$1,406	$1,660

(7)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $4,535,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first quarter of 2018, there was no change in the appraised value of the mortgaged properties that required the Company to make any additional payments to its pension plan.

Equity compensation plan

In September 2016, the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) replaced the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 11,250 shares of restricted common stock under the 2016 Equity Plan during the first quarter of 2018. During the first quarter of 2018, 8,000 shares of restricted common stock previously issued under the Equity Plans vested leaving 27,750 restricted shares issued under the Equity Plans that had not vested as of July 31, 2017. For the first quarters of 2018 and 2017, the Company recognized $18,000 and $15,000 of compensation expense related to the restricted shares of common stock. As of July 31, 2017, there was $113,000 of unrecognized compensation expense related to restricted shares of common stock issued under the Equity Plans which had not vested as of that date, which is expected to be recognized over the remaining vesting term not to exceed three years.

(8)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three month periods ended July 31, 2017 and 2016 (in thousands):

	Real Estate	Fulfillment Services	Corporate and Other	Consolidated
Three months ended July 31, 2017 (a):
Revenues	$2,747	$8,561	$18	$11,326

Net income from operations	$180	$1,040	$228	$1,448
Provision for income taxes	134	536	96	766
Interest expense (income), net	524	303	(814)	13
Depreciation	18	303	-	321
EBITDA (b)	$856	$2,182	$(490)	$2,548
Capital expenditures	$-	$10	$-	$10
Total assets	$75,387	$26,485	$3,936	$105,808

Three months ended July 31, 2016 (a):
Revenues	$4,370	$7,828	$10	$12,208

Net income (loss) from operations	$247	$(42)	$425	$630
Provision (benefit) for income taxes	145	(25)	217	337
Interest expense (income), net	647	269	(692)	224
Depreciation and amortization	24	343	-	367
EBITDA (b)	$1,063	$545	$(50)	$1,558
Capital expenditures	$-	$39	$-	$39
Total assets	$80,250	$28,689	$5,336	$114,275

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income (loss) before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the fulfillment services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. Information concerning industry segments is set forth in Note 8 of the notes to the consolidated financial statements included in this report on Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2017, which was filed with the Securities and Exchange Commission on July 18, 2017 (the “2017 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2018 and 2017 are to the fiscal years ending April 30, 2018 and 2017 and all references to the first quarter and first three months of 2018 and 2017 mean the fiscal three month periods ended July 31, 2017 and 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2017 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2017 Form 10-K. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2017 Form 10-K. There have been no changes in these accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2017 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2017 Form 10-K and in the notes to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy in the first quarter of 2018 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2018, the Company recorded net income of $1,448,000, or $0.18 per share, compared to net income of $630,000, or $0.08 per share, for the first quarter of 2017. Revenues were $11,326,000 for the first quarter of 2018 compared to $12,208,000 for the same period in the prior year.

Revenues from land sales at AMREP Southwest and its subsidiaries were $2,677,000 for the first quarter of 2018 compared to $2,720,000 for the same period of 2017. $2,044,000 of the $2,677,000 of revenues from land sales for the first quarter of 2018 was for an approximate five acre undeveloped commercial property in Colorado, which had a gross profit percentage of 65%.

For the first quarters of 2018 and 2017, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Ended July 31, 2017			Ended July 31, 2016
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Three months:
Developed
Residential	1.8	$598	$332	9.8	$2,628	$268
Commercial	-	-	-	-	-	-
Total Developed	1.8	598	332	9.8	2,628	268
Undeveloped	2.5	35	14	4.3	92	21
Total	4.3	$633	$147	14.1	$2,720	$193

The average gross profit percentage on New Mexico land sales was 18% for the first quarter of 2018 compared to 5% for the same period of 2017. The increased profit percentage was attributable to the mix of lots sold with 2018 reflecting favorable lot pricing relative to costs on developed lots compared to 2017. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company’s fulfillment services operations decreased from $7,828,000 for the first quarter of 2017 to $7,243,000 for the same period in 2018. The lower revenues were attributable to reduced business volumes from existing customers, certain price concessions on renewed contracts and lost business. Magazine publishers are one of the principal customers of the Company’s fulfillment services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. One customer of the fulfillment services business whose revenues were approximately 10% of the total Company revenues for the first quarter of 2018 has given notice that a significant portion of its business will be transferred from Palm Coast during 2018. Operating and selling expenses for fulfillment services decreased from $6,673,000 for the first quarter of 2017 to $6,094,000 for the same period in 2018, primarily attributable to lower payroll and benefits, as well as lower supplies expense, resulting from reduced business volumes, together with lower software and communication costs.

Other revenues decreased from $1,660,000 for the first three months of 2017 to $1,406,000 for the same period of 2018. Other revenues in 2018 were primarily due to a pre-tax gain of $1,318,000 related to a settlement agreement with the State of Florida (refer to Note 6 of the notes to the consolidated financial statements included in this report on Form 10-Q). Other revenues in 2017 were primarily the result of the sale of a retail commercial property by AMREP Southwest, which resulted in a pre-tax gain of $1,496,000. Operating and selling expenses for real estate increased from $411,000 for the first quarter of 2017 to $511,000 for the same period of 2018, primarily due to increased employee costs, land maintenance and broker commissions on sales activity, offset in part by the capitalization of certain engineering department costs related to land development and lower consulting costs.

Fulfillment services general and administrative expenses decreased from $352,000 for the first quarter of 2017 to $349,000 for the same period of 2018, primarily due to reduced amortization of other assets. Real estate general and administrative expenses decreased from $169,000 in the first quarter of 2017 to $114,000 for the same period in 2018, primarily due to reduced costs related to payroll and benefits, rent, outside services and insurance. Corporate general and administrative expenses decreased from $834,000 in the first quarter of 2017 to $808,000 for the same period of 2018, primarily due to lower professional fees and pension costs, offset in part by increased payroll and benefits costs.

Imputed interest expense related to the settlement and remaining liability with the State of Florida noted above was $13,000 for the first quarter of 2018 compared to $224,000 of interest expense for the same period of 2017 related to two notes payable of AMREP Southwest that were paid in full during 2017. There was no capitalized interest for the first quarter of 2018 compared to $18,000 for the same period of the prior year.

The Company’s effective tax rate was 34.6% for the first quarter of 2018 compared to 34.9% for the same period of 2017. The difference between the statutory tax rate and the effective rate of the tax provision in 2018 and 2017 was primarily due to state income taxes. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both July 31, 2017 and April 30, 2017 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations and existing cash balances. The Company may also seek bank financing on specific real estate projects. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K.

Refer to Note 9 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida in the first quarter of 2018. As a result of the settlement agreement, in the first quarter of 2018, Palm Coast reduced its previously recorded liability of $3,000,000 and a related $26,000 interest accrual by $1,620,000 to $1,406,000 by recognizing a pre-tax gain of $1,318,000 and recording a deferred gain of $302,000. In connection with the settlement, Palm Coast made a payment of $163,000 to the State of Florida during the first quarter of 2018 thereby reducing its remaining liability to $1,243,000. The $1,318,000 pre-tax gain is included in Other revenues in the accompanying financial statements included in this quarterly report on Form 10-Q. The deferred gain of $302,000 was reduced to $282,000 during the first quarter of 2018 with the $20,000 reduction being a non-cash credit to operating expenses in the accompanying consolidated financial statements included in this quarterly report on Form 10-Q. The remaining deferred gain of $282,000 will be recognized over a period of approximately eight years from July 31, 2017.

Operating Activities

Receivables, net decreased from $6,379,000 at April 30, 2017 to $5,948,000 at July 31, 2017, primarily due to the timing of collections. Accounts payable and accrued expenses decreased from $7,035,000 at April 30, 2017 to $6,489,000 at July 31, 2017, primarily due to lower business volumes and the timing of payments to vendors.

Real estate inventory decreased from $56,090,000 at April 30, 2017 to $55,358,000 at July 31, 2017, due to real estate land sales at AMREP Southwest. Property, plant and equipment decreased from $10,852,000 at April 30, 2017 to $10,541,000 at July 31, 2017 due to normal depreciation of fixed assets.

Other liabilities and deferred revenue decreased from $3,376,000 at April 30, 2017 to $1,843,000 at July 31, 2017, primarily due to the previously described settlement agreement between Palm Coast and the State of Florida.

Investing Activities

Capital expenditures totaled $10,000 for the first three months of 2018 and $39,000 for the same period of 2017, all for the fulfillment services business.

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

The forward-looking statements contained in this report include, but are not limited to, the expected loss of a material customer contract and the effect of such loss, the effect of recent accounting pronouncements on the Company, the timing of recognizing unrecognized compensation expense related to shares of restricted common stock issued under the Equity Plans, the liability for unrecognized tax benefits not changing in the next twelve months, the seeking of bank financing for real estate projects and the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Refer to Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended April 30, 2017, which was filed with the Securities and Exchange Commission on July 18, 2017, for detail about the settlement agreement entered into between Palm Coast Data LLC and the State of Florida in the first quarter of 2018.

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

Date: September 13, 2017	AMREP CORPORATION
(Registrant)

	By:	/s/ Robert E. Wisniewski
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

