Form 10-Q
period 2017-10-31
AMREP CORP.
filed 2017-12-12
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2017

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 8, 2017 – 8,098,704.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	October 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,829	$11,811
Receivables, net	6,378	6,379
Real estate inventory	55,930	56,090
Investment assets	9,714	9,715
Property, plant and equipment, net	10,246	10,852
Other assets	2,262	2,310
Deferred income taxes, net	8,663	9,519
TOTAL ASSETS	$107,022	$106,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$7,271	$7,035
Taxes payable, net	459	465
Other liabilities and deferred revenue	1,756	3,376
Accrued pension cost	10,827	10,967
TOTAL LIABILITIES	20,313	21,843

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,323,954 at October 31, 2017 and 8,303,204 at April 30, 2017	832	830
Capital contributed in excess of par value	50,842	50,694
Retained earnings	48,490	46,764
Accumulated other comprehensive loss, net	(9,240)	(9,240)
Treasury stock, at cost; 225,250 shares at October 31, 2017 and April 30, 2017	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	86,709	84,833
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,022	$106,676

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended October 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

	2017	2016
REVENUES:
Fulfillment services	$7,673	$7,858
Real estate land sales	1,416	3,529
Other	86	78
	9,175	11,465
COSTS AND EXPENSES:
Real estate land sales	1,139	2,944
Operating and selling expenses:
Fulfillment services	5,983	6,707
Real estate	582	407
General and administrative expenses:
Fulfillment services	308	327
Real estate	86	134
Corporate	696	744
Interest expense	18	82
	8,812	11,345
Income before income taxes	363	120

Provision for income taxes	85	8
Net income	278	112

Retained earnings, beginning of period	48,212	47,409
Retained earnings, end of period	$48,490	$47,521
Earnings per share, net - basic and diluted	$0.03	$0.01
Weighted average number of common shares outstanding – basic	8,070	8,050
Weighted average number of common shares outstanding – diluted	8,102	8,077

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Six Months Ended October 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

	2017	2016
REVENUES:
Fulfillment services	$14,916	$15,686
Real estate land sales	4,093	6,249
Other	1,492	1,738
	20,501	23,673
COSTS AND EXPENSES:
Real estate land sales	2,362	5,522
Operating and selling expenses:
Fulfillment services	12,077	13,380
Real estate	1,093	818
General and administrative expenses:
Fulfillment services	657	680
Real estate	200	303
Corporate	1,504	1,577
Interest expense	31	306
	17,924	22,586
Income before income taxes	2,577	1,087

Provision for income taxes	851	345
Net income	1,726	742

Retained earnings, beginning of period	46,764	46,779
Retained earnings, end of period	$48,490	$47,521
Earnings per share, net - basic and diluted	$0.21	$0.09
Weighted average number of common shares outstanding – basic	8,067	8,046
Weighted average number of common shares outstanding – diluted	8,096	8,071

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Operations (Unaudited)

Six Months Ended October 31, 2017 and 2016

(Amounts in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$1,726	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	635	717
Non-cash credits and charges:
Non-cash gain on settlement	(1,318)	-
Non-cash deferred revenue recognized	(40)	-
Provision for (recovery of) doubtful accounts	(14)	15
Stock-based compensation	45	35
Changes in assets and liabilities:
Receivables	15	306
Real estate inventory and investment assets	161	4,529
Other assets	153	355
Accounts payable and accrued expenses	236	(875)
Taxes receivable and payable	(6)	(21)
Other liabilities and deferred revenue	(262)	(117)
Deferred income taxes	856	361
Accrued pension costs	(140)	630
Total adjustments	321	5,935
Net cash provided by operating activities	2,047	6,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – property, plant and equipment	(29)	(49)
Net cash used in investing activities	(29)	(49)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	-	340
Principal debt payments	-	(895)
Principal debt payments – related party	-	(8,729)
Net cash used in financing activities	-	(9,284)

Increase (decrease) in cash and cash equivalents	2,018	(2,656)
Cash and cash equivalents, beginning of period	11,811	14,562
Cash and cash equivalents, end of period	$13,829	$11,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$26	$292
Income taxes paid, net	$6	$3

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended October 31, 2017 and 2016

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2018 and 2017 are to the fiscal years ending April 30, 2018 and 2017 and all references to the second quarter and first six months of 2018 and 2017 mean the fiscal three month and six month periods ended October 31, 2017 and 2016.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2017, which was filed with the SEC on July 18, 2017 (the “2017 Form 10-K”). Certain 2017 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or shareholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates may be required under Topic 606 than are currently required under generally accepted accounting principles. The two permitted transition methods under Topic 606 are (i) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or (ii) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of adoption. The Company intends to use the modified retrospective transition method upon adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the required adoption date until May 1, 2018, although an earlier adoption is permitted. The Company does not intend to early adopt Topic 606.

The Company has established an implementation team to evaluate the impact of Topic 606 on the Company’s accounting policies, processes and system requirements, as well as its consolidated financial statements. Depending on the results of the evaluation, there could be changes to the timing of recognition of revenues and related costs. As the Company considers itself to be in the early stages of its evaluation of the impact of Topic 606, the Company does not know and cannot reasonably estimate quantitative information related to the impact of these new ASUs on its consolidated financial statements, including the effect on the Company’s operating results, if any. The implementation team has reported its progress on its evaluation to the Audit Committee of the Company’s Board of Directors.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s fiscal year 2019 beginning May 1, 2018. Early adoption is permitted, but the Company does not intend to early adopt ASU 2016-15. A retrospective transition method is to be used in the application of this amendment. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its consolidated financial statements.

(2)	RECEIVABLES

Receivables, net consist of:

	October 31, 2017	April 30, 2017
	(in thousands)
Fulfillment services	$6,657	$6,725
Real estate	12	-
Corporate	41	2
	6,710	6,727
Less allowance for doubtful accounts	(332)	(348)
	$6,378	$6,379

During the first six months of 2018, revenues from one major customer of the Company’s fulfillment services business totaled $2,164,000 or approximately 10.6% of total revenues for the Company. As of October 31, 2017, the Company’s fulfillment services business had $706,000 of outstanding accounts receivable from this customer, which was reduced by collections to $363,000 at December 1, 2017. This customer has given the Company’s fulfillment services business notice that a significant portion of its business will be transferred from Palm Coast during 2018.

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	October 31,	April 30,
	2017	2017
	(in thousands)
Land, buildings and improvements	$15,924	$15,995
Furniture and equipment	18,360	18,350
	34,284	34,345
Less accumulated depreciation	(24,038)	(23,493)
	$10,246	$10,852

Depreciation of property, plant and equipment charged to operations was $314,000 and $635,000 for the three and six month periods ended October 31, 2017 and $350,000 and $710,000 for the three and six month periods ended October 31, 2016.

(4)	OTHER ASSETS

Other assets consist of:

	October 31,	April 30,
	2017	2017
	(in thousands)
Prepaid expenses	$1,467	$1,491
Deferred order entry costs	524	553
Other	271	266
	$2,262	$2,310

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(5)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	October 31,	April 30,
	2017	2017
	(in thousands)
Fulfillment services	$5,002	$5,637
Real estate	1,942	1,138
Corporate	327	260
	$7,271	$7,035

The October 31, 2017 accounts payable and accrued expenses total included customer postage deposits of $2,690,000, accrued expenses of $1,665,000, trade payables of $1,127,000 and other of $1,789,000. The April 30, 2017 accounts payable and accrued expenses total included customer postage deposits of $3,178,000, accrued expenses of $1,669,000, trade payables of $619,000 and other of $1,569,000.

(6)	OTHER LIABILITIES AND DEFERRED REVENUE; OTHER REVENUES

Refer to Note 9 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida in the first quarter of 2018. As a result of the settlement agreement, in the first quarter of 2018, Palm Coast reduced its previously recorded liability of $3,000,000 and a related $26,000 interest accrual by $1,620,000 to $1,406,000 by recognizing a pre-tax gain of $1,318,000 and recording a deferred gain of $302,000. In connection with the settlement, Palm Coast made a payment of $163,000 to the State of Florida during the first quarter of 2018 thereby reducing its remaining liability to $1,243,000. The $1,318,000 pre-tax gain is included in Other revenues in the accompanying financial statements. The deferred gain of $302,000 was reduced to $262,000 as of October 31, 2017, which $262,000 will be recognized over a period of seven and a half years from October 31, 2017.

In addition, refer to Note 10 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first quarter of 2018. Revenue from this transaction is being recorded over the lease term and approximately $57,000 and $114,000 was recognized during the second quarter and first six months of each of 2018 and 2017. At October 31, 2017, there was $189,000 of deferred revenue remaining to be recognized before the end of the lease term in September 2018.

During the first quarter of 2017, a subsidiary of AMREP Southwest sold a single tenant retail commercial building in Rio Rancho, New Mexico, which resulted in a pre-tax gain of $1,496,000 that was included in Other revenues for that quarter.

Other revenues for the second quarter and first six months of 2018 and 2017 consist of:

	Second Quarter of 2018	Second Quarter of 2017
	(in thousands)
Deferred revenue and other	$86	$78
	$86	$78

	First Six Months of 2018	First Six Months of 2017
	(in thousands)
Settlement gain	$1,318	$-
Sale of commercial building	-	1,496
Deferred revenue and other	174	242
	$1,492	$1,738

(7)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $4,535,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the second quarter of 2018, there was no change in the appraised value of the mortgaged properties that required the Company to make any additional payments to its pension plan.

Equity compensation plan

In September 2016, the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) replaced the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 14,500 and 25,750 shares of restricted common stock under the 2016 Equity Plan during the second quarter and first six months of 2018. In addition, 5,000 shares of restricted common stock issued under the 2006 Equity Plan prior to 2018 were returned to the Company during the second quarter of 2018 and will not vest due to the retirement of an employee. During the second quarter and first six months of 2018, 2,500 and 10,500 shares of restricted common stock previously issued under the Equity Plans vested leaving 34,750 restricted shares issued under the Equity Plans that had not vested as of October 31, 2017. For the second quarter and first six months of 2018, the Company recognized $27,000 and $45,000 of compensation expense related to the restricted shares of common stock issued, and $20,000 and $35,000 for the same periods of 2017. As of October 31, 2017, there was $169,000 of unrecognized compensation expense related to restricted shares of common stock issued under the Equity Plans which had not vested as of that date, which is expected to be recognized over the remaining vesting term not to exceed three years.

(8)       INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and six month periods ended October 31, 2017 and 2016 (in thousands):

	Real Estate	Fulfillment Services	Corporate and Other	Consolidated
Three months ended October 31, 2017 (a):
Revenues	$1,476	$7,673	$26	$9,175

Net income from operations	$(577)	$560	$295	$278
Provision for income taxes	(338)	289	134	85
Interest expense (income), net	524	293	(799)	18
Depreciation	17	297	-	314
EBITDA (b)	$(374)	$1,439	$(370)	$695
Capital expenditures	$-	$19	$-	$19

	Real Estate	Fulfillment Services (c)	Corporate and Other	Consolidated
Three months ended October 31, 2016 (a):
Revenues	$3,597	$7,858	$10	$11,465

Net income (loss) from operations	$(402)	$(32)	$546	$112
Provision (benefit) for income taxes	(236)	(13)	257	8
Interest expense (income), net	574	268	(760)	82
Depreciation and amortization	20	330	-	350
EBITDA (b)	$(44)	$553	$43	$552
Capital expenditures	$-	$10	$-	$10

Six months ended October 31, 2017 (a):
Revenues	$4,223	$16,234	$44	$20,501

Net income (loss) from operations	$(397)	$1,600	$523	$1,726
Provision (benefit) for income taxes	(204)	825	230	851
Interest expense (income), net	1,048	596	(1,613)	31
Depreciation and amortization	35	600	-	635
EBITDA (b)	$482	$3,621	$(860)	$3,243
Capital expenditures	$-	$29	$-	$29
Total assets	$74,233	$25,745	$7,044	$107,022

Six months ended October 31, 2016 (a):
Revenues	$7,967	$15,686	$20	$23,673

Net income (loss) from operations	$(155)	$(74)	$971	$742
Provision (benefit) for income taxes	(91)	(38)	474	345
Interest expense (income), net	1,221	537	(1,452)	306
Depreciation and amortization	44	673	-	717
EBITDA (b)	$1,019	$1,098	$(7)	$2,110
Capital expenditures	$-	$49	$-	$49
Total assets	$77,638	$28,974	$5,204	$111,816

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income (loss) before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

(c)	Fulfillment services revenues and EBITDA for the six months ending October 31, 2017 included a pre-tax gain of $1,318,000 resulting from the settlement agreement with the State of Florida (see Note 6).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2017, which was filed with the Securities and Exchange Commission on July 18, 2017 (the “2017 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2018 and 2017 are to the fiscal years ending April 30, 2018 and 2017 and all references to the second quarter and first six months of 2018 and 2017 mean the fiscal three month and six month periods ended October 31, 2017 and 2016.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2017 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2017 Form 10-K and in the notes to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy in the first six months of 2018 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the second quarter of 2018, the Company recorded net income of $278,000, or $0.03 per share, compared to net income of $112,000, or $0.01 per share, for the second quarter of 2017. For the first six months of 2018, the Company recorded net income of $1,726,000, or $0.21 per share, compared to net income of $742,000, or $0.09 per share, for the same period of 2017. Revenues were $9,175,000 and $20,501,000 for the second quarter and first six months of 2018 compared to $11,465,000 and $23,673,000 for the same periods of the prior year.

Revenues from land sales at AMREP Southwest and its subsidiaries were $1,416,000 and $4,093,000 for the second quarter and first six months of 2018 compared to $3,529,000 and $6,249,000 for the same periods of 2017. $2,044,000 of the $4,093,000 of revenues from land sales for the first six months of 2018 was for an approximate five acre undeveloped commercial property in Colorado, which was sold in the first quarter of 2018 and had a gross profit percentage of 65%.

For the second quarter and first six months of 2018 and 2017, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Ended October 31, 2017			Ended October 31, 2016
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Three months:
Developed
Residential	3.9	$1,411	$362	8.4	$3,513	$418
Commercial	-	-	-	-	-	-
Total Developed	3.9	1,411	362	8.4	3,513	418
Undeveloped	1.1	5	5	.4	16	40
Total	5.0	$1,416	$283	8.8	$3,529	$401

Six months:
Developed
Residential	5.7	$2,009	$352	18.2	$6,141	$337
Commercial	-	-	-	-	-	-
Total Developed	5.7	2,009	$352	18.2	6,141	337
Undeveloped	3.6	40	11	4.7	108	23
Total	9.3	$2,049	$220	22.9	$6,249	$273

The average gross profit percentage on New Mexico land sales was 20% and 19% for the second quarter and first six months of 2018 compared to 17% and 12% for the same periods of 2017. The increased profit percentage was attributable to the mix of lots sold with 2018 reflecting more favorable lot pricing relative to costs on developed lots compared to 2017. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company’s fulfillment services operations decreased from $7,858,000 and $15,686,000 for the second quarter and first six months of 2017 to $7,673,000 and $14,916,000 for the same periods in 2018. The lower revenues were attributable to reduced business volumes from existing customers, certain price concessions on renewed contracts and lost business. Magazine publishers are one of the principal customers of the Company’s fulfillment services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. One customer of the fulfillment services business whose revenues were approximately 10.6% of the total Company revenues for the first six months of 2018 has given notice that a significant portion of its business will be transferred from Palm Coast during 2018. Operating and selling expenses for fulfillment services decreased from $6,707,000 and $13,380,000 for the second quarter and first six months of 2017 to $5,983,000 and $12,077,000 for the same periods in 2018, primarily attributable to lower payroll and benefits, resulting from reduced business volumes, together with lower communications, software and equipment maintenance costs.

Other revenues were $86,000 and $1,492,000 for the second quarter and first six months of 2018 compared to $78,000 and $1,738,000 for the same periods of 2017. Other revenues for the first six months of 2018 were primarily due to a pre-tax gain of $1,318,000 related to a settlement agreement with the State of Florida by Palm Coast (refer to Note 6 of the notes to the consolidated financial statements included in this report on Form 10-Q). Other revenues for the first six months of 2017 were primarily the result of the sale of a retail commercial property by AMREP Southwest, which resulted in a pre-tax gain of $1,496,000. Operating and selling expenses for real estate increased from $407,000 and $818,000 for the second quarter and first six months of 2017 to $582,000 and $1,093,000 for the same periods of 2018, primarily due to increased employee costs, land maintenance expenses and broker commissions on sales activity, offset in part by lower consulting costs.

Fulfillment services general and administrative expenses decreased from $327,000 and $680,000 for the second quarter and first six months of 2017 to $308,000 and $657,000 for the same periods of 2018, primarily due to lower payroll and benefits, professional costs, bank fees and amortization of intangible assets. Real estate general and administrative expenses decreased from $134,000 and $303,000 in the second quarter and first six months of 2017 to $86,000 and $200,000 for the same periods in 2018, primarily due to reduced costs related to payroll and benefits, rent, outside services and insurance. Corporate general and administrative expenses decreased from $744,000 and $1,577,000 in the second quarter and first six months of 2017 to $696,000 and $1,504,000 for the same periods of 2018, primarily due to lower professional fees and pension costs, offset in part by increased payroll and benefits costs.

Interest expense was $18,000 and $31,000 for the second quarter and first six months of 2018 compared to $82,000 and $306,000 for the same periods of 2017. Interest expense in 2018 was primarily related to the settlement and remaining liability with the State of Florida noted above and interest expense in 2017 was primarily related to two notes payable of AMREP Southwest that were paid in full during 2017. There was no capitalized interest for the first six months of 2018 compared to $38,000 for the same period in 2017.

The Company’s effective tax rate was 23.4% and 33.0% for the second quarter and first six months of 2018 compared to 6.7% and 31.7% for the same periods of 2017. The difference between the statutory tax rate and the effective rate of the tax provision in 2018 and 2017 was primarily due to state income taxes. The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both October 31, 2017 and April 30, 2017 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

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

Refer to Note 9 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida in the first quarter of 2018. As a result of the settlement agreement, in the first quarter of 2018, Palm Coast reduced its previously recorded liability of $3,000,000 and a related $26,000 interest accrual by $1,620,000 to $1,406,000 by recognizing a pre-tax gain of $1,318,000 and recording a deferred gain of $302,000. In connection with the settlement, Palm Coast made a payment of $163,000 to the State of Florida during the first quarter of 2018 thereby reducing its remaining liability to $1,243,000. The $1,318,000 pre-tax gain is included in Other revenues in the accompanying financial statements. The deferred gain of $302,000 was reduced to $262,000 as of October 31, 2017, which $262,000 will be recognized over a period of seven and a half years from October 31, 2017.

Operating Activities

Accounts payable and accrued expenses increased from $7,035,000 at April 30, 2017 to $7,271,000 at October 31, 2017, primarily due to the timing of payments to vendors.

Real estate inventory decreased from $56,090,000 at April 30, 2017 to $55,930,000 at October 31, 2017, due to real estate land sales at AMREP Southwest. Property, plant and equipment decreased from $10,852,000 at April 30, 2017 to $10,246,000 at October 31, 2017 due to normal depreciation of fixed assets.

Other liabilities and deferred revenue decreased from $3,376,000 at April 30, 2017 to $1,756,000 at October 31, 2017, primarily due to the previously described settlement agreement between Palm Coast and the State of Florida.

Investing Activities

Capital expenditures totaled $29,000 for the first six months of 2018 and $49,000 for the same period of 2017, all for the fulfillment services business.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
10.1	Employment Agreement, dated September 15, 2017, between Clifford R. Martin and AMREP Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 18, 2017)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2017	AMREP CORPORATION
(Registrant)

	By:	/s/ James M. McMonagle
James M. McMonagle
Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, dated September 15, 2017, between Clifford R. Martin and AMREP Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 18, 2017)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

