Form 10-Q
period 2018-01-31
AMREP CORP.
filed 2018-03-19
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 15, 2018 – 8,098,704.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except par value and share amounts)

	January 31, 2018	April 30, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,854	$11,811
Receivables, net	6,918	6,379
Real estate inventory	58,271	56,090
Investment assets	9,714	9,715
Property, plant and equipment, net	10,028	10,852
Other assets	2,238	2,310
Deferred income taxes, net (Note 9)	4,815	9,519
TOTAL ASSETS	$105,838	$106,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$9,187	$7,035
Notes payable	638	-
Taxes payable, net	41	465
Other liabilities and deferred revenue	1,653	3,376
Accrued pension costs	9,707	10,967
TOTAL LIABILITIES	21,226	21,843

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,323,954 at January 31, 2018 and 8,303,204 at April 30, 2017	832	830
Capital contributed in excess of par value	50,922	50,694
Retained earnings	45,639	46,764
Accumulated other comprehensive loss, net	(8,566)	(9,240)
Treasury stock, at cost; 225,250 shares at January 31, 2018 and April 30, 2017	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	84,612	84,833
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,838	$106,676

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended January 31, 2018 and 2017

(Amounts in thousands, except per share amounts)

	2018	2017
REVENUES:
Fulfillment services	$7,676	$8,222
Real estate land sales	2,510	1,461
Other	193	94
	10,379	9,777
COSTS AND EXPENSES:
Real estate land sales	2,109	848
Operating and selling expenses:
Fulfillment services	6,338	6,855
Real estate	470	370
General and administrative expenses:
Fulfillment services	313	345
Real estate	156	130
Corporate	690	787
Impairment of real estate assets	-	150
Interest expense	18	22
	10,094	9,507
Income before income taxes	285	270

Provision for income taxes (Note 9)	3,136	96
Net income (loss)	(2,851)	174

Retained earnings, beginning of period	48,490	47,521
Retained earnings, end of period	$45,639	$47,695
Earnings (loss) per share, net - basic and diluted	$(0.35)	$0.02
Weighted average number of common shares outstanding – basic	8,075	8,053
Weighted average number of common shares outstanding – diluted	8,075	8,080

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Nine Months Ended January 31, 2018 and 2017

(Amounts in thousands, except per share amounts)

	2018	2017
REVENUES:
Fulfillment services	$22,592	$23,908
Real estate land sales	6,603	7,710
Other	1,685	1,832
	30,880	33,450
COSTS AND EXPENSES:
Real estate land sales	4,471	6,370
Operating and selling expenses:
Fulfillment services	18,415	20,235
Real estate	1,563	1,188
General and administrative expenses:
Fulfillment services	970	1,025
Real estate	356	433
Corporate	2,194	2,364
Impairment of real estate assets	-	150
Interest expense	49	328
	28,018	32,093
Income before income taxes	2,862	1,357

Provision for income taxes (Note 9)	3,987	441
Net income (loss)	(1,125)	916

Retained earnings, beginning of period	46,764	46,779
Retained earnings, end of period	$45,639	$47,695
Earnings (loss) per share, net - basic and diluted	$(0.14)	$0.11
Weighted average number of common shares outstanding – basic	8,070	8,048
Weighted average number of common shares outstanding – diluted	8,070	8,074

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine Months Ended January 31, 2018 and 2017

(Amounts in thousands)

	Three Months Ended January 31,
	2018	2017

Net income (loss)	$(2,851)	$174
Other comprehensive income (loss), net of tax:
Decrease in pension liability, net of tax ($98 in 2018 and $153 in 2017)	225	248
Other comprehensive income (loss)	225	248
Total comprehensive income (loss)	$(2,626)	$422

	Nine Months Ended January 31,
	2018	2017

Net income (loss)	$(1,125)	$916
Other comprehensive income (loss), net of tax:
Decrease in pension liability, net of tax ($296 in 2018 and $456 in 2017)	674	746
Other comprehensive income (loss)	674	746
Total comprehensive income (loss)	$(451)	$1,662

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows from Operations (Unaudited)

Nine Months Ended January 31, 2018 and 2017

(Amounts in thousands)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$(1,125)	$916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	954	1,058
Impairment of real estate assets	-	150
Non-cash credits and charges:
Non-cash gain on settlement	(1,318)	-
Non-cash deferred revenue recognized	(61)	-
Provision for (recovery of) doubtful accounts	28	(5)
Stock-based compensation	136	99
Pension accrual	750	944
Changes in assets and liabilities:
Receivables	(567)	86
Real estate inventory and investment assets	(2,180)	4,958
Other assets	146	701
Accounts payable and accrued expenses	2,172	(1,490)
Taxes payable	(424)	(124)
Other liabilities and deferred revenue	(344)	(248)
Deferred income taxes	4,408	562
Accrued pension costs	(1,040)	-
Total adjustments	2,660	6,691
Net cash provided by operating activities	1,535	7,607
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – property, plant and equipment	(130)	(63)
Net cash used in investing activities	(130)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	638	340
Principal debt payments	-	(895)
Principal debt payments – related party	-	(10,798)
Net cash provided by (used in) financing activities	638	(11,353)

Increase (decrease) in cash and cash equivalents	2,043	(3,809)
Cash and cash equivalents, beginning of period	11,811	14,562
Cash and cash equivalents, end of period	$13,854	$10,753

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$42	$314
Income taxes paid, net	$7	$4

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended January 31, 2018 and 2017

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless otherwise qualified, all references to 2018 and 2017 are to the fiscal years ending April 30, 2018 and 2017 and all references to the third quarter and first nine months of 2018 and 2017 mean the fiscal three month and nine month periods ended January 31, 2018 and 2017.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2017, which was filed with the SEC on July 18, 2017 (the “2017 Form 10-K”). Certain 2017 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on either net income or shareholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates may be required under Topic 606 than are currently required under generally accepted accounting principles. The two permitted transition methods under Topic 606 are (i) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or (ii) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of adoption. The Company intends to use the modified retrospective transition method upon adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the required adoption date until May 1, 2018 for the Company, although an earlier adoption is permitted. The Company does not intend to early adopt Topic 606.

The Company has established an implementation team to evaluate the impact of Topic 606 on the Company’s accounting policies, processes and system requirements, as well as its consolidated financial statements. Depending on the results of the evaluation, there could be changes to the timing of recognition of revenues and related costs. The Company continues its evaluation of the impact of Topic 606. As of January 31, 2018, the Company had not determined a reasonable estimate of the impact of these new ASUs on its consolidated financial statements, including the effect on the Company’s operating results, if any. The implementation team has reported the progress and status of its evaluation to the Audit Committee of the Company’s Board of Directors.

(2)	RECEIVABLES

Receivables, net consist of:

	January 31, 2018	April 30, 2017
	(in thousands)
Fulfillment services	$7,269	$6,725
Real estate	19	-
Corporate	6	2
	7,294	6,727
Less allowance for doubtful accounts	(376)	(348)
	$6,918	$6,379

During the first nine months of 2018, revenues from one major customer of the Company’s fulfillment services business totaled $3,189,000 or approximately 10.3% of total revenues for the Company. As of January 31, 2018, the Company’s fulfillment services business had $682,000 of outstanding accounts receivable from this customer, which was collected in full by March 16, 2018. This customer has given the Company’s fulfillment services business notice that a significant portion of its business will be transferred from Palm Coast at the end of 2018.

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	January 31,	April 30,
	2018	2017
	(in thousands)
Land, buildings and improvements	$15,925	$15,995
Furniture and equipment	18,473	18,350
	34,398	34,345
Less accumulated depreciation	(24,370)	(23,493)
	$10,028	$10,852

Depreciation of property, plant and equipment charged to operations was $319,000 and $954,000 for the three and nine month periods ended January 31, 2018 and $341,000 and $1,051,000 for the three and nine month periods ended January 31, 2017.

(4)	OTHER ASSETS

Other assets consist of:

	January 31,	April 30,
	2018	2017
	(in thousands)
Prepaid expenses	$1,426	$1,491
Deferred order entry costs	533	553
Other	279	266
	$2,238	$2,310

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(5)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	January 31,	April 30,
	2018	2017
	(in thousands)
Fulfillment services	$5,420	$5,637
Real estate	3,356	1,138
Corporate	411	260
	$9,187	$7,035

Fulfillment Services: As of January 31, 2018, the accounts payable and accrued expenses total for the Company’s fulfillment services business included customer postage deposits of $3,362,000, accrued expenses of $496,000, trade payables of $443,000 and other of $1,119,000. As of April 30, 2017, the accounts payable and accrued expenses total for the Company’s fulfillment services business included customer postage deposits of $3,178,000, accrued expenses of $488,000, trade payables of $617,000 and other of $1,354,000.

Real Estate: As of January 31, 2018, the accounts payable and accrued expenses total for the Company’s real estate business included accrued expenses of $900,000, trade payables of $1,961,000, real estate customer deposits of $490,000 and other of $5,000. As of April 30, 2017, the accounts payable and accrued expenses total for the Company’s real estate business included accrued expenses of $967,000, trade payables of $0, real estate customer deposits of $155,000 and other of $16,000.

(6)	NOTES PAYABLE

Notes payable consist of:

	January 31,	April 30,
	2018	2017
	(in thousands)
Real estate	$638	$-
	$638	$-

During December 2017, Lomas Encantadas Development Company LLC (“LEDC”), an indirect subsidiary of AMREP Corporation, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“Lender”). The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note, dated December 18, 2017, and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and Lender, dated November 16, 2017, with respect to 343 planned residential lots within the Lomas Encantadas subdivision (the “Mortgaged Property”) located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement, dated December 18, 2017, entered into by AMREP Southwest in favor of Lender, AMREP Southwest has guaranteed LEDC’s obligations under each of the above agreements. The Development Loan Agreement, Non-Revolving Line of Credit Promissory Note, Mortgage, Security Agreement and Financing Statement, Guaranty Agreement and other related transaction documents are collectively referred to as the “Loan Documentation.”

Pursuant to the Loan Documentation, Lender agrees to lend up to $4,750,000 to LEDC on a non-revolving line of credit basis to partially fund the development of the Mortgaged Property. LEDC expects to fully utilize the $4,750,000 for its land development activities. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. Lender is required to release the lien of its mortgage on any lot included in the Mortgaged Property upon LEDC making a principal payment of $43,000 or $53,000 depending on the location of the lot. LEDC is required to make periodic principal repayments to the extent not previously paid as follows: $1,370,000 on or before August 18, 2019, $599,000 on or before November 18, 2019, $599,000 on or before February 18, 2020, $599,000 on or before May 18, 2020, $599,000 on or before August 18, 2020 and $599,000 on or before November 18, 2020. The outstanding principal amount of the loan as of January 31, 2018 was $638,000. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature on December 18, 2021. LEDC incurred certain customary costs and expenses and paid certain fees to Lender in connection with the loan.

LEDC and AMREP Southwest have made certain representations and warranties in the Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The Loan Documentation contains customary events of default for similar financing transactions, including: LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or AMREP Southwest to observe or perform their respective covenants under the Loan Documentation; the representations and warranties of LEDC or AMREP Southwest being false; the insolvency or bankruptcy of LEDC or AMREP Southwest; and the failure of AMREP Southwest to maintain a tangible net worth of at least $35 million. Upon the occurrence and during the continuance of an event of default, Lender may declare the outstanding principal amount and all other obligations under the Loan Documentation immediately due and payable. At January 31, 2018, both LEDC and AMREP Southwest were in compliance with the covenants contained within the Loan Documentation.

(7)	OTHER LIABILITIES AND DEFERRED REVENUE; OTHER REVENUES

Other revenues for the third quarter and first nine months of 2018 and 2017 consist of:

	Third Quarter of 2018	Third Quarter of 2017
	(in thousands)
Deferred revenue and other	$193	$94
	$193	$94

	First Nine Months of 2018	First Nine Months of 2017
	(in thousands)
Settlement gain	$1,318	$-
Sale of commercial building	-	1,496
Deferred revenue and other	367	336
	$1,685	$1,832

Deferred revenue and other includes the recognition of deferred revenue related to an oil and gas lease noted below, as well as fees and forfeited deposits from customers earned by AMREP Southwest, together with miscellaneous other income items.

Refer to Note 9 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida in the first quarter of 2018. In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the consolidation of the Company’s fulfillment services operations at its Palm Coast, Florida location. The Award Agreement included certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitled the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Palm Coast had not met certain of the performance requirements in the Award Agreement. During the first quarter of 2018, Palm Coast entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the State of Florida. Pursuant to the Settlement Agreement, (1) the Award Agreement was terminated, (2) each of the parties released all claims relating to the Award Agreement that the releasing party may have had against the other party and (3) Palm Coast agreed to pay the State of Florida $1,763,000 as follows: (a) $163,000 during the first quarter of 2018 and (b) 40 quarterly payments of $40,000 each, without interest, on the first business day of each calendar quarter starting on October 1, 2017 and ending on July 1, 2027. Palm Coast timely paid the State of Florida $163,000 during the first quarter of 2018, $40,000 during the second quarter of 2018 and $40,000 during the third quarter of 2018, leaving a balance owed to the State of Florida of $1,520,000 as of January 31, 2018.

In the Company’s consolidated financial statements and as a result of entering into the Settlement Agreement, Palm Coast reduced its previously recorded liability of $3,000,000 and a related $26,000 interest accrual by $1,620,000 to $1,406,000 by recognizing a pre-tax gain of $1,318,000 and recording deferred revenue of $302,000. The $1,318,000 pre-tax gain was determined based on depreciation previously taken on assets acquired with Award Agreement funds that were retained by Palm Coast and was recognized in Other revenues during the first nine months of 2018. The $302,000 deferred revenue will be recognized over the remaining life of these assets (approximately seven years from January 31, 2018), with $61,000 having been recognized during the first nine months of 2018 resulting in a deferred revenue balance of $241,000 as of January 31, 2018. As a result of paying the State of Florida $163,000 during the first quarter of 2018, $40,000 during the second quarter of 2018 and $40,000 during the third quarter of 2018, Palm Coast recognized $41,000 of imputed interest expense and reduced its remaining balance sheet liability of $1,406,000 as of the date of the Settlement Agreement to $1,204,000 as of January 31, 2018. These balance sheet liability numbers are less than the amounts owed to the State of Florida of $1,763,000 as of the date of the Settlement Agreement and $1,520,000 as of January 31, 2018 because they have been adjusted to reflect the present values of these deferred non-interest bearing obligations. In February 2018, the Company, Palm Coast and the State of Florida entered into an agreement with respect to the remaining payment obligations under the Settlement Agreement (see Note 10).

In addition, refer to Note 10 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the Oil and Gas Lease and the Addendum thereto with Thrust Energy, Inc. and Cebolla Roja, LLC. No royalties under the Lease were received during the first nine months of 2018. Revenue from this transaction is being recorded over the lease term and approximately $57,000 and $171,000 was recognized during the third quarter and first nine months of each of 2018 and 2017. At January 31, 2018, there was approximately $133,000 of deferred revenue remaining to be recognized before the end of the lease term in September 2018.

During the first quarter of 2017, a subsidiary of AMREP Southwest sold a single tenant retail commercial building in Rio Rancho, New Mexico, which resulted in a pre-tax gain of $1,496,000 that was recognized in Other revenues during the first nine months of 2018.

(8)	BENEFIT PLANS

Retirement plan

The Company has a defined benefit retirement plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company has secured $4,535,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the Pension Benefit Guaranty Corporation (the “PBGC”). On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the third quarter of 2018, there was no change in the appraised value of the mortgaged properties that required the Company to make any additional payments to its pension plan.

The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income (loss) net of the related deferred income tax effect. The Company recognized other comprehensive income of $225,000 and $674,000 for the three and nine months ended January 31, 2018, and $248,000 and $746,000 for the same periods of 2017, related to the amortization of the plan’s unrecognized net loss included in the Accumulated other comprehensive loss, net in the accompanying financial statements.

The Company funds the pension plan in compliance with IRS funding requirements. The Company contributed $1,040,000 to the pension plan during the nine months ended January 31, 2018 and none for the same period of 2017.

Equity compensation plan

In September 2016, the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) replaced the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 25,750 shares of restricted common stock under the 2016 Equity Plan during the first nine months of 2018. In addition, 5,000 shares of restricted common stock issued under the 2006 Equity Plan prior to 2018 were returned to the Company during the second quarter of 2018 and will not vest due to the retirement of an employee. During the first nine months of 2018, 10,500 shares of restricted common stock previously issued under the Equity Plans vested leaving 34,750 restricted shares issued under the Equity Plans that had not vested as of January 31, 2018. For the third quarter and first nine months of 2018, the Company recognized $31,000 and $76,000 of non-cash compensation expense related to the restricted shares of common stock issued, and $19,000 and $48,000 for the same periods of 2017. As of January 31, 2018, there was $138,000 of unrecognized compensation expense related to restricted shares of common stock issued under the Equity Plans which had not vested as of that date, which is expected to be recognized over the remaining vesting term not to exceed three years.

On the last trading day of calendar year 2017, and based upon days of service, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $20,000 divided by the closing price per share of common stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $7.02 on December 29, 2017, the Company issued a total of 11,396 deferred common share units to members of the Company’s Board of Directors. Director compensation expense is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year. During the first nine months of 2018, the total non-cash director fee compensation related to the deferred common share units was $60,000.

(9)	INCOME TAXES

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017. The Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The Act reduces the federal corporate tax rate to 21.0% effective January 1, 2018. As the Company has an April 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal corporate tax rate of approximately 29.7% for our fiscal year ending April 30, 2018, and a 21% rate for subsequent fiscal years. The 29.7% federal corporate tax rate is a blended rate for the April 30, 2018 fiscal year-end based on a prorated percentage of the number of days prior and subsequent to the January 1, 2018 effective date.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act.

As of January 31, 2018, the Company had not completed its accounting for the tax effects of the Act, but was able to make reasonable estimates of the impact of the reduction in corporate tax rate and the re-measurement of deferred tax balances:

•	The Company’s current income tax expense reported for the first nine months of 2018 was adjusted to reflect the lower statutory corporate federal tax rate, which will be 29.7% for 2018 compared to 34.0% for 2017. This resulted in a decrease in income tax expense of $202,000 for the third quarter and first nine months of 2018.

•	The Company made a reasonable estimate of the effect on its deferred tax balances by applying the 21% federal corporate tax rate to the Company’s (i) opening year deferred tax balances and (ii) a discrete deferred tax asset related to amortization of intangible assets for the nine month period ending January 31, 2018, resulting in a provisional estimate of $3,259,000 of income tax expense and a reduction of net deferred tax assets for the same amount during the third quarter of 2018. This provisional estimate did not result in any current income taxes payable. As of January 31, 2018, the Company does not have all needed information regarding the current year impact on deferred tax balances to finalize the accounting for the tax effects of the Act. The Company continues to address the tax effects of the Act, analyzing certain aspects of the Act and refining calculations. This could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts. The Company expects to finalize the accounting for the tax effects of enactment of the Act prior to filing its Form 10-K for 2018.

The Company’s effective tax rate for the third quarter and first nine months was increased by the effect of a net income tax expense increase of $3,057,000 related to accounting for the tax effects of the Act. Excluding this increase, the Company’s effective tax rate was 27.7% and 32.5% for the third quarter and first nine months of 2018 compared to 35.5% and 32.5% for the same periods of 2017. The difference between the statutory rate and the effective rate of the tax provision after excluding the $3,057,000 was primarily due to state taxes.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both January 31, 2018 and April 30, 2017 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

(10)	SUBSEQUENT EVENTS

Refer to Note 7 for detail about the Settlement Agreement between the State of Florida and Palm Coast entered into in the first quarter of 2018. In February 2018, Palm Coast and the Company entered into a Release Agreement (the “Release Agreement”) with the State of Florida. Pursuant to the Release Agreement, (1) Palm Coast paid the State of Florida $956,000, (2) each of the parties released all claims relating to the guaranty agreement (the “Guaranty Agreement”) between the Company and the State of Florida entered into in the first quarter of 2018 and the payment obligations under the Settlement Agreement that the releasing party may have had against each of the other parties and (3) each of the Guaranty Agreement and the payment obligations under the Settlement Agreement shall be deemed terminated and none of the parties shall have any further liabilities or obligations with respect thereto. The Company expects to recognize a gain related to the Release Agreement of approximately $257,000 during the fourth quarter of 2018.

(11)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the three and nine month periods ended January 31, 2018 and 2017 (in thousands):

	Real Estate	Fulfillment Services (c)	Corporate and Other	Consolidated
Three months ended January 31, 2018 (a):
Revenues	$2,671	$7,676	$32	$10,379

Net income (loss) from operations	$(727)	$(2,043)	$(81)	$(2,851)
Provision for income taxes	29	2,539	568	3,136
Interest expense (income), net	575	288	(845)	18
Depreciation and amortization	30	289	-	319
EBITDA (b)	$(93)	$1,073	$(358)	622
Capital expenditures	$52	$49	$-	$101

Three months ended January 31, 2017 (a):
Revenues	$1,518	$8,222	$37	$9,777

Net income (loss) from operations	$(425)	$95	$504	$174
Provision (benefit) for income taxes	(249)	54	291	96
Interest expense (income), net	521	274	(773)	22
Depreciation and amortization	20	321	-	341
Impairment of real estate assets	150	-	-	150
EBITDA (b)	$17	$744	$22	$783
Capital expenditures	$-	$14	$-	$14

Nine months ended January 31, 2018 (a):
Revenues	$6,894	$23,910	$76	$30,880

Net income (loss) from operations	$(1,124)	$(443)	$442	$(1,125)
Provision (benefit) for income taxes	(175)	3,364	798	3,987
Interest expense (income), net	1,623	884	(2,458)	49
Depreciation and amortization	65	889	-	954
EBITDA (b)	$389	$4,694	$(1,218)	$3,865
Capital expenditures	$52	$78	$-	$130
Total assets, as of January 31, 2018	$74,519	$22,312	$9,007	$105,838

Nine months ended January 31, 2017 (a):
Revenues	$9,485	$23,908	$57	$33,450

Net income (loss) from operations	$(580)	$21	$1,475	$916
Provision (benefit) for income taxes	(340)	16	765	441
Interest expense (income), net	1,742	811	(2,225)	328
Depreciation and amortization	64	994	-	1,058
Impairment of real estate assets	150	-	-	150
EBITDA (b)	$1,036	$1,842	$15	$2,893
Capital expenditures	$-	$63	$-	$63
Total assets, as of January 31, 2017	$75,294	$28,531	$5,714	$109,539

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	The Company uses EBITDA (which the Company defines as income (loss) before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

(c)	Fulfillment services revenues and EBITDA for the nine months ending January 31, 2018 included a pre-tax gain of $1,318,000 resulting from the settlement agreement with the State of Florida (see Note 7).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2017, which was filed with the Securities and Exchange Commission on July 18, 2017 (the “2017 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless otherwise qualified, all references to 2018 and 2017 are to the fiscal years ending April 30, 2018 and 2017 and all references to the third quarter and first nine months of 2018 and 2017 mean the fiscal three month and nine month periods ended January 31, 2018 and 2017.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2017 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2017 Form 10-K and in the notes to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q. The Company did not adopt any accounting policy in the first nine months of 2018 that had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

For the third quarter of 2018, the Company recorded a net loss of $2,851,000, or $0.35 per share, compared to net income of $174,000, or $0.02 per share, for the third quarter of 2017. For the first nine months of 2018, the Company recorded a net loss of $1,125,000, or $0.14 per share, compared to net income of $916,000, or $0.11 per share, for the same period of 2017. Operating results included an increase in income tax expense of $3,057,000, or $0.38 per share, for the third quarter and first nine months of 2018 as a result federal tax law changes enacted during the third quarter of 2018.

Revenues were $10,379,000 and $30,880,000 for the third quarter and first nine months of 2018 compared to $9,777,000 and $33,450,000 for the same periods of the prior year.

Revenues from land sales at AMREP Southwest and its subsidiaries were $2,510,000 and $6,603,000 for the third quarter and first nine months of 2018 compared to $1,461,000 and $7,710,000 for the same periods of 2017. $2,044,000 of the $6,603,000 of revenues from land sales for the first nine months of 2018 was for an approximate five acre undeveloped commercial property in Colorado, which was sold in the first quarter of 2018 and had a gross profit percentage of 65%.

For the third quarter and first nine months of 2018 and 2017, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Ended January 31, 2018			Ended January 31, 2017
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Three months:
Developed
Residential	7.2	$2,450	$340	2.8	$984	$351
Commercial	-	-	-	0.4	467	1,168
Total Developed	7.2	2,450	340	3.2	1,451	453
Undeveloped	4.8	60	13	2.0	10	5
Total	12.0	$2,510	$209	5.2	$1,461	$281

Nine months:
Developed
Residential	12.9	$4,459	$346	20.9	$7,124	$341
Commercial	-	-	-	0.4	467	1,168
Total Developed	12.9	4,459	346	21.3	7,591	356
Undeveloped	8.4	100	12	11.1	119	11
Total	21.3	$4,559	$214	32.4	$7,710	$238

The average gross profit percentage on New Mexico land sales was 16% and 17% for the third quarter and first nine months of 2018 compared to 42% and 17% for the same periods of 2017. The profit percentage is attributable to the mix of lots sold with developed lots having a lower profit percentage compared to undeveloped lots. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Operating and selling expenses for real estate increased from $370,000 and $1,188,000 for the third quarter and first nine months of 2017 to $470,000 and $1,563,000 for the same periods of 2018, primarily due to increased costs of storm water pollution prevention, broker commissions on sales activity and personnel costs, offset in part by lower consulting fees.

Revenues from the Company’s fulfillment services operations decreased from $8,222,000 and $23,908,000 for the third quarter and first nine months of 2017 to $7,676,000 and $22,952,000 for the same periods in 2018. The lower revenues were attributable to reduced business volumes from existing customers, certain price concessions on renewed contracts and lost business. Magazine publishers are one of the principal customers of the Company’s fulfillment services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from Palm Coast and its competitors when contracts are up for bid or renewal. One customer of the fulfillment services business whose revenues were approximately 10.3% of the total Company revenues for the first nine months of 2018 has given notice that a significant portion of its business will be transferred from Palm Coast at the end of 2018. Operating and selling expenses for fulfillment services decreased from $6,855,000 and $20,235,000 for the third quarter and first nine months of 2017 to $6,338,000 and $18,415,000 for the same periods in 2018, primarily due to lower payroll and benefits and order entry costs, resulting from reduced business volumes, together with lower communications, software and equipment maintenance costs, offset in part by increased bad debt expense.

Other revenues were $193,000 and $1,685,000 for the third quarter and first nine months of 2018 compared to $94,000 and $1,832,000 for the same periods of 2017. Other revenues for the first nine months of 2018 were primarily due to a pre-tax gain of $1,318,000 related to a settlement agreement with the State of Florida by Palm Coast (refer to Note 7 of the notes to the consolidated financial statements included in this report on Form 10-Q). Other revenues for the first nine months of 2017 were primarily the result of the sale of a retail commercial property by AMREP Southwest, which resulted in a pre-tax gain of $1,496,000. In addition to these pre-tax gains, Other revenues includes the recognition of deferred revenue related to an oil and gas lease, as well as fees and forfeited deposits from customers earned by AMREP Southwest, together with miscellaneous other income items.

Fulfillment services general and administrative expenses decreased from $345,000 and $1,025,000 for the third quarter and first nine months of 2017 to $313,000 and $970,000 for the same periods of 2018, primarily due to lower payroll and benefits, professional costs, bank fees and amortization of intangible assets. Real estate general and administrative expenses increased from $130,000 for the third quarter of 2017 to $156,000 for the same period of 2018, primarily due to an increase in payroll and benefit costs. Real estate general and administrative expenses decreased from $433,000 for the first nine months in 2017 to $356,000 for the same period of 2018, primarily due to reductions in rent, legal expense and insurance. Corporate general and administrative expenses decreased from $787,000 and $2,364,000 in the third quarter and first nine months of 2017 to $690,000 and $2,194,000 for the same periods of 2018, primarily due to lower pension costs, consulting fees and legal expenses, offset in part by higher payroll costs.

Interest expense was $18,000 and $49,000 for the third quarter and first nine months of 2018 compared to $22,000 and $328,000 for the same periods of 2017. Interest expense in 2018 was primarily related to the settlement and remaining liability with the State of Florida noted above and interest expense in 2017 was primarily related to two notes payable of AMREP Southwest that were paid in full during 2017. There was no capitalized interest for the first nine months of 2018 compared to $45,000 and $83,000 for the third quarter and first nine months of 2017.

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017. The Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The Act reduces the federal corporate tax rate to 21.0% effective January 1, 2018. As the Company has an April 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal corporate tax rate of approximately 29.7% for our fiscal year ending April 30, 2018, and a 21% rate for subsequent fiscal years. The 29.7% federal corporate tax rate is a blended rate for the April 30, 2018 fiscal year-end based on a prorated percentage of the number of days prior and subsequent to the January 1, 2018 effective date.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act.

As of January 31, 2018, the Company had not completed its accounting for the tax effects of the Act, but was able to make reasonable estimates of the impact of the reduction in corporate tax rate and the re-measurement of deferred tax balances:

•	The Company’s current income tax expense reported for the first nine months of 2018 was adjusted to reflect the lower statutory corporate federal tax rate, which will be 29.7% for 2018 compared to 34.0% for 2017. This resulted in a decrease in income tax expense of $202,000 for the third quarter and first nine months of 2018.

•	The Company made a reasonable estimate of the effect on its deferred tax balances by applying the 21% federal corporate tax rate to the Company’s (i) opening year deferred tax balances and (ii) a discrete deferred tax asset related to amortization of intangible assets for the nine month period ending January 31, 2018, resulting in a provisional estimate of $3,259,000 of income tax expense and a reduction of net deferred tax assets for the same amount during the third quarter of 2018. This provisional estimate did not result in any current income taxes payable. As of January 31, 2018, the Company does not have all needed information regarding the current year impact on deferred tax balances to finalize the accounting for the tax effects of the Act. The Company continues to address the tax effects of the Act, analyzing certain aspects of the Act and refining calculations. This could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts. The Company expects to finalize the accounting for the tax effects of enactment of the Act prior to filing its Form 10-K for 2018.

The Company’s effective tax rate for the third quarter and first nine months was increased by the effect of a net income tax expense increase of $3,057,000 related to accounting for the tax effects of the Act. Excluding this increase, the Company’s effective tax rate was 27.7% and 32.5% for the third quarter and first nine months of 2018 compared to 35.5% and 32.5% for the same periods of 2017. The difference between the statutory rate and the effective rate of the tax provision after excluding the $3,057,000 was primarily due to state taxes.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both January 31, 2018 and April 30, 2017 was $58,000, which, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K.

Refer to Note 9 to the consolidated financial statements contained in the 2017 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida in the first quarter of 2018. In June 2009, Palm Coast received $3,000,000 pursuant to an agreement with the State of Florida (the “Award Agreement”) as part of the incentives made available in connection with the consolidation of the Company’s fulfillment services operations at its Palm Coast, Florida location. The Award Agreement included certain performance requirements in terms of job retention, job creation and capital investment which, if not met by Palm Coast, entitled the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Palm Coast had not met certain of the performance requirements in the Award Agreement. During the first quarter of 2018, Palm Coast entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the State of Florida. Pursuant to the Settlement Agreement, (1) the Award Agreement was terminated, (2) each of the parties released all claims relating to the Award Agreement that the releasing party may have had against the other party and (3) Palm Coast agreed to pay the State of Florida $1,763,000 as follows: (a) $163,000 during the first quarter of 2018 and (b) 40 quarterly payments of $40,000 each, without interest, on the first business day of each calendar quarter starting on October 1, 2017 and ending on July 1, 2027. Palm Coast timely paid the State of Florida $163,000 during the first quarter of 2018, $40,000 during the second quarter of 2018 and $40,000 during the third quarter of 2018, leaving a balance owed to the State of Florida of $1,520,000 as of January 31, 2018.

In the Company’s consolidated financial statements and as a result of entering into the Settlement Agreement, Palm Coast reduced its previously recorded liability of $3,000,000 and a related $26,000 interest accrual by $1,620,000 to $1,406,000 by recognizing a pre-tax gain of $1,318,000 and recording deferred revenue of $302,000. The $1,318,000 pre-tax gain was determined based on depreciation previously taken on assets acquired with Award Agreement funds that were retained by Palm Coast and was recognized in Other revenues during the first nine months of 2018. The $302,000 deferred revenue will be recognized over the remaining life of these assets (approximately seven years from January 31, 2018), with $61,000 having been recognized during the first nine months of 2018 resulting in a deferred revenue balance of $241,000 as of January 31, 2018. As a result of paying the State of Florida $163,000 during the first quarter of 2018, $40,000 during the second quarter of 2018 and $40,000 during the third quarter of 2018, Palm Coast recognized $41,000 of imputed interest expense and reduced its remaining balance sheet liability of $1,406,000 as of the date of the Settlement Agreement to $1,204,000 as of January 31, 2018. These balance sheet liability numbers are less than the amounts owed to the State of Florida of $1,763,000 as of the date of the Settlement Agreement and $1,520,000 as of January 31, 2018 because they have been adjusted to reflect the present values of these deferred non-interest bearing obligations.

In February 2018, Palm Coast and the Company entered into a Release Agreement (the “Release Agreement”) with the State of Florida. Pursuant to the Release Agreement, (1) Palm Coast paid the State of Florida $956,000, (2) each of the parties released all claims relating to the guaranty agreement (the “Guaranty Agreement”) between the Company and the State of Florida entered into in the first quarter of 2018 and the payment obligations under the Settlement Agreement that the releasing party may have had against each of the other parties and (3) each of the Guaranty Agreement and the payment obligations under the Settlement Agreement shall be deemed terminated and none of the parties shall have any further liabilities or obligations with respect thereto. The Company expects to recognize a gain related to the Release Agreement of approximately $257,000 during the fourth quarter of 2018.

Operating Activities

Accounts payable and accrued expenses increased from $7,035,000 at April 30, 2017 to $9,187,000 at January 31, 2018, primarily due to an increase in land development activity in Rio Rancho, New Mexico.

Real estate inventory increased from $56,090,000 at April 30, 2017 to $58,271,000 at January 31, 2018, primarily due to an increase in land development activity in Rio Rancho, New Mexico, offset in part by real estate land sales. Property, plant and equipment decreased from $10,852,000 at April 30, 2017 to $10,028,000 at January 31, 2018 due to normal depreciation of fixed assets.

Other liabilities and deferred revenue decreased from $3,376,000 at April 30, 2017 to $1,653,000 at January 31, 2018, primarily due to the previously described settlement agreement between Palm Coast and the State of Florida.

Accrued pension costs decreased from $10,967,000 at April 30, 2017 to $9,707,000 at January 31, 2018, primarily due to $1,040,000 of Company contributions to the pension plan.

Investing Activities

Capital expenditures totaled $130,000 for the first nine months of 2018 and $63,000 for the same period of 2017, primarily for the fulfillment services business.

Financing Activities

During December 2017, Lomas Encantadas Development Company LLC (“LEDC”), an indirect subsidiary of AMREP Corporation, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“Lender”). The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note, dated December 18, 2017, and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and Lender, dated November 16, 2017, with respect to 343 planned residential lots within the Lomas Encantadas subdivision (the “Mortgaged Property”) located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement, dated December 18, 2017, entered into by AMREP Southwest in favor of Lender, AMREP Southwest has guaranteed LEDC’s obligations under each of the above agreements. The Development Loan Agreement, Non-Revolving Line of Credit Promissory Note, Mortgage, Security Agreement and Financing Statement, Guaranty Agreement and other related transaction documents are collectively referred to as the “Loan Documentation.”

Pursuant to the Loan Documentation, Lender agrees to lend up to $4,750,000 to LEDC on a non-revolving line of credit basis to partially fund the development of the Mortgaged Property. LEDC expects to fully utilize the $4,750,000 for its land development activities. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. Lender is required to release the lien of its mortgage on any lot included in the Mortgaged Property upon LEDC making a principal payment of $43,000 or $53,000 depending on the location of the lot. LEDC is required to make periodic principal repayments to the extent not previously paid as follows: $1,370,000 on or before August 18, 2019, $599,000 on or before November 18, 2019, $599,000 on or before February 18, 2020, $599,000 on or before May 18, 2020, $599,000 on or before August 18, 2020 and $599,000 on or before November 18, 2020. The outstanding principal amount of the loan as of January 31, 2018 was $638,000. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature on December 18, 2021. LEDC incurred certain customary costs and expenses and paid certain fees to Lender in connection with the loan.

LEDC and AMREP Southwest have made certain representations and warranties in the Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The Loan Documentation contains customary events of default for similar financing transactions, including: LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or AMREP Southwest to observe or perform their respective covenants under the Loan Documentation; the representations and warranties of LEDC or AMREP Southwest being false; the insolvency or bankruptcy of LEDC or AMREP Southwest; and the failure of AMREP Southwest to maintain a tangible net worth of at least $35 million. Upon the occurrence and during the continuance of an event of default, Lender may declare the outstanding principal amount and all other obligations under the Loan Documentation immediately due and payable. At January 31, 2018, both LEDC and AMREP Southwest were in compliance with the covenants contained within the Loan Documentation.

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

The forward-looking statements contained in this report include, but are not limited to, the expected loss of a material customer contract and the effect of such loss, the effect of recent accounting pronouncements on the Company, the timing of recognizing unrecognized compensation expense related to shares of restricted common stock issued under the Equity Plans, the liability for unrecognized tax benefits not changing in the next twelve months, the availability of bank financing for projects, the expected utilization of existing bank financing, the impact of the U.S. Tax Cuts and Jobs Act on the Company and the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
10.1	Development Loan Agreement, dated as of December 18, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 20, 2017)
10.2	Non-Revolving Line of Credit Promissory Note, dated December 18, 2017, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K filed December 20, 2017)
10.3	Mortgage, Security Agreement and Financing Statement, dated as of November 16, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 20, 2017)
10.4	Guaranty Agreement, dated as of December 18, 2017, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 20, 2017)
10.5	Release Agreement, dated February 22, 2018, between the Florida Department of Economic Opportunity, Palm Coast Data LLC and AMREP Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 28, 2018)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 19, 2018	AMREP CORPORATION
(Registrant)

	By:	/s/ James M. McMonagle
James M. McMonagle
Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Development Loan Agreement, dated as of December 18, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 20, 2017)
10.2	Non-Revolving Line of Credit Promissory Note, dated December 18, 2017, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K filed December 20, 2017)
10.3	Mortgage, Security Agreement and Financing Statement, dated as of November 16, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 20, 2017)
10.4	Guaranty Agreement, dated as of December 18, 2017, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 20, 2017)
10.5	Release Agreement, dated February 22, 2018, between the Florida Department of Economic Opportunity, Palm Coast Data LLC and AMREP Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 28, 2018)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

