Form 10-K
period 2018-04-30
AMREP CORP.
filed 2018-07-20
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2018

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number 1-4702

AMREP CORPORATION

(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

620 West Germantown Pike, Suite 175, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(610) 487-0905

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.10 par value	New York Stock Exchange

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

Yes     ☐          No     ☒

As of October 31, 2017, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $31,663,037. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 16, 2018, there were 8,127,904 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.	Business

GENERAL

The Company1 was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the fulfillment services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. Information concerning industry segments is set forth in Note 17 in the notes to the consolidated financial statements included in this annual report on Form 10-K.

As of July 1, 2018, the Company employed 338 full time employees and 82 part time employees. The Company’s foreign sales and activities are not significant. Many of the amounts and percentages presented in this Part I have been rounded for convenience of presentation. All references in this Part I to 2018 and 2017 mean the Company’s fiscal years ended April 30, 2018 and 2017, unless the context otherwise indicates.

REAL ESTATE OPERATIONS

The Company conducts its real estate business through AMREP Southwest and its subsidiaries, with these activities occurring primarily in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico. References below to Rio Rancho include the City and such adjoining areas. The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 96,000.

Properties – New Mexico

Rio Rancho consists of approximately 91,000 acres in Sandoval County near Albuquerque, of which approximately 74,100 acres have been platted into approximately 115,000 residential and commercial lots, approximately 16,500 acres are dedicated to community facilities, roads and drainage and the remainder is unplatted land. As of July 1, 2018, AMREP Southwest and its subsidiaries owned approximately 18,000 acres in Rio Rancho. AMREP Southwest and its subsidiaries sell both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others.

Activities conducted or arranged by AMREP Southwest and its subsidiaries include the obtaining of necessary governmental approvals (“entitlements”), installation of utilities and necessary storm drains, ensuring the availability of water service and building or improving of roads necessary for land development. AMREP Southwest and its subsidiaries develop both residential lots and sites for commercial and industrial use as demand warrants. The engineering work is performed by both AMREP Southwest employees and outside firms, but all development work is performed by outside contractors. AMREP Southwest personnel market land, both directly and through brokers.

The following land holdings in New Mexico are where AMREP Southwest is currently focusing its residential land activities:

•	Lomas Encantadas. Lomas Encantadas is an approximately 430 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2018, Lomas Encantadas was planned to have 1,519 total residential lots, of which 597 planned residential lots were previously sold by AMREP Southwest and its subsidiaries.

•	Hawk Site. Hawk Site is an approximately 460 acre master-planned subdivision located in the northern section of Unit 25 in the City of Rio Rancho. As of July 1, 2018, Hawk Site was planned to have 1,252 total residential lots, of which 256 planned residential lots were previously sold by AMREP Southwest and its subsidiaries.

1 As used herein, “Company” includes the Registrant and its subsidiaries unless the context requires or indicates otherwise.

•	Enchanted Hills/Commerce Center. Enchanted Hills/Commerce Center is an approximately 1,320 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2018, Enchanted Hills/Commerce Center was planned to have 2,947 total residential lots, of which 2,820 planned residential lots were previously sold by AMREP Southwest and its subsidiaries.

•	Paseo Gateway. Paseo Gateway is an approximately 278 acre master-planned subdivision located in the southern section of Unit 20 in the City of Rio Rancho. As of July 1, 2018, development work had not commenced at Paseo Gateway.

•	Mariposa. During 2018, a subsidiary of AMREP Southwest acquired 41 finished lots in the Mariposa master-planned subdivision located north of Unit 25 in the City of Rio Rancho. As of July 1, 2018, sixteen of such lots had been sold.

•	La Potencia. During fiscal year 2019, a subsidiary of AMREP Southwest acquired 22 finished lots in the La Potencia master-planned subdivision located in the City of Santa Fe. As of July 1, 2018, three of such lots had been sold.

The following table presents information on the developed and under development residential and commercial/industrial land holdings in New Mexico of AMREP Southwest and its subsidiaries as of July 1, 2018:

	Developed[1]		Under Development[2]
	Residential	Commercial / Industrial	Residential		Commercial / Industrial	Undeveloped[3]
	Lots	Acres	Planned Residential Lots	Acres	Acres	Acres
Lomas Encantadas	48	2	874	276	4	-
Hawk Site	10	21	986	195	131	-
Enchanted Hills/ Commerce Center	68	41	59	11	-	-
Paseo Gateway	-	-	-	-	-	278
Mariposa	25	-	-	-	-	-
La Potencia	19	-	-	-	-	-

Other undeveloped property in New Mexico of AMREP Southwest and its subsidiaries as of July 1, 2018 included approximately 17,000 acres, of which approximately 20% was property that AMREP Southwest and its subsidiaries had 90% contiguous ownership, approximately 30% was property that AMREP Southwest and its subsidiaries had at least 50% but less than 90% contiguous ownership and approximately 50% was property that AMREP Southwest and its subsidiaries had less than 50% contiguous ownership. High contiguous ownership areas may be suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups.

1 Developed lots/acreage include any tracts of land that have been entitled with infrastructure work that is substantially complete.

2 Acreage under development includes real estate for which entitlement or infrastructure work is currently being completed. However, there is no assurance that the acreage under development will be developed because of the nature and cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial acreage under development may change prior to final development. The development of this acreage will require significant additional financing or other sources of funding, which may not be available.

3 There is no assurance that undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold “as is” (e.g., where no entitlement or infrastructure work has begun on such property).

Land sales by AMREP Southwest and its subsidiaries in Rio Rancho during 2018 and 2017 were as follows:

	Acres Sold	Revenues	Revenues per acre[1]
2018:
Residential	27	$6,395,000	$237,000

2017:
Residential	36	$8,914,000	$248,000
Commercial	1	467,000	467,000
Total Residential and Commercial	37	$9,381,000	$254,000

At the request of AMREP Southwest, the City of Rio Rancho approved the formation of a public improvement district over a portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision. The public improvement district is expected, over a period of at least thirty years commencing in fiscal year 2020, to reimburse AMREP Southwest for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district.

In addition, AMREP Southwest actively markets its commercial properties in Rio Rancho for sale or lease to tenants. The development of commercial properties for tenants will require, among other things, financing or other sources of funding, which may not be available. In 2017, the Company sold a leased single tenant retail building and recognized a pre-tax gain of $1,496,000.

The continuity and future growth of the Company’s real estate business, if the Company pursues such growth, will require that the Company acquire new properties in or near Rio Rancho or expand to other markets to provide sufficient assets to support a meaningful real estate business.

AMREP Southwest and its subsidiaries compete with other owners and developers of land, including in the Rio Rancho and Albuquerque area, that offer for sale developed and undeveloped residential lots and sites for commercial/industrial use.

Other Real Estate Interests

A subsidiary of AMREP Southwest owns tracts of land and certain subsurface oil, gas and mineral interests in Colorado, including one property of approximately 160 acres planned for approximately 410 homes and one property of approximately 5 acres zoned for commercial use.  In 2018, a subsidiary of AMREP Southwest sold a second property in Colorado of approximately 5 acres for a sale price of $2,044,000. In addition, AMREP Southwest and its subsidiaries own subsurface oil, gas and mineral interests in approximately 55,000 “surface” acres of land in Rio Rancho.

FULFILLMENT SERVICES

The Company’s fulfillment services business performs fulfillment and contact center services, including subscriber list and database management, payment and order processing and accounting, subscriber mailing services, customer service and contact center management, data processing and business intelligence solutions, print and digital marketing solutions, and product fulfillment warehousing, processing and distribution. These services are performed for many clients, but some clients may only utilize certain of them. The Company’s fulfillment services business performs services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers. Total revenues for the Company’s fulfillment services business were $31,251,000 for 2018, which included $1,810,000 of other revenues related to a gain on a settlement with the State of Florida as described in Item 7.

1 Revenues per acre may not calculate precisely due to the rounding of acres sold to the nearest acre and the rounding of revenues to the nearest thousand dollars.

The Company’s fulfillment services business processes, stores and transmits data, including personal information and credit card information, for its customers’ subscribers. As of April 30, 2018, the Company’s fulfillment services business maintained databases of approximately 18 million active subscribers for its clients. In a typical month, the Company’s fulfillment services business produces or provides data for approximately 11 million mailing labels for its clients and processes over 6 million pieces of outgoing mail for them. The Company’s fulfillment services business depends on the efficient and uninterrupted operation of its systems and communications capabilities, including the maintenance of customer databases for billing and label processing. Failure to prevent or mitigate data loss or other security breaches could expose the Company’s fulfillment services business, its customers or their subscribers to a risk of loss or misuse of such information, which could adversely affect the Company’s operating results, result in litigation or potential liability for the Company and otherwise harm the Company’s business. Although the Company has developed systems and processes that are designed to protect subscriber information and prevent data loss and other security breaches, such measures cannot provide absolute security.

There are a number of companies that perform fulfillment and contact center services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers and with which the Company’s fulfillment services business competes, including one fulfillment service provider that focuses on consumer publications that is substantially larger than the Company’s fulfillment services business. There is intense competition to obtain fulfillment and contact center services customers.

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

The Company’s executive offices are located in approximately 2,400 square feet of leased space in an office building in Plymouth Meeting, Pennsylvania. The Company’s fulfillment services business is located in two owned facilities in Palm Coast, Florida comprising approximately 204,000 square feet of space, each of which is subject to a first lien mortgage in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) as described in Item 7. The Company’s real estate business is located in approximately 1,500 square feet of leased space in an office building in Rio Rancho, New Mexico. In addition, other real estate inventory and investment properties are described in Item 1. The Company believes its facilities are adequate for its current requirements.

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

Christopher V. Vitale, age 42, has been President and Chief Executive Officer of the Company since September 2017. From September 2014 to September 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from March 2013 to September 2014, he was Vice President and General Counsel of the Company. From 2012 to March 2013, Mr. Vitale was Vice President, Legal at Franklin Square Holdings, L.P. and, from 2011 to 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. During 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from 2009 to 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

James M. McMonagle, age 51, has been Vice President and Chief Financial Officer of the Company since September 2017. From February 2017 to September 2017, Mr. McMonagle had been Vice President, Finance of the Company. From August 2015 to November 2016, Mr. McMonagle had been Director of Finance of The Lloyd Group, Inc., a technology services firm and, from 2012 to July 2015, Mr. McMonagle was Vice President, Finance of SnapOne, Inc., a cloud-based mobile software company. Prior to 2012, Mr. McMonagle held various senior accounting and financial positions for private and publicly traded companies in multiple industries.

Rory Burke, age 62, has been President and Chief Executive Officer of the Company’s fulfillment services business since March 2014. From 2011 to March 2014, he was Executive Vice President and Chief Operating Officer of the Company’s fulfillment services business.  From 2009 to 2011, Mr. Burke was a National Sales Executive for CDS Global, Inc., a subscription and product fulfillment provider.  From 2003 to 2009, he was Executive Vice President of Kable Fulfillment Services, Inc., one of Palm Coast’s predecessors.  Prior to joining Kable Fulfillment Services, Inc., Mr. Burke held various operational, client service and executive leadership positions with Neodata Services, Inc. and Electronic Data Systems, both subscription and product fulfillment providers.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Many of the amounts and percentages presented in this Part II have been rounded for convenience of presentation. All references in this Part II to 2018 and 2017 mean the Company’s fiscal years ended April 30, 2018 and 2017, unless the context otherwise indicates.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 2, 2018, there were approximately 485 holders of record of the common stock. The range of high and low sales prices of the common stock on the New York Stock Exchange for the last two fiscal years by quarter is presented below:

	Price Range
	High	Low
Fiscal 2017
First Quarter	$6.25	$4.04
Second Quarter	$8.12	$5.27
Third Quarter	$7.88	$6.56
Fourth Quarter	$7.01	$5.55

	Price Range
	High	Low
Fiscal 2018
First Quarter	$7.03	$5.17
Second Quarter	$7.35	$6.44
Third Quarter	$7.63	$6.82
Fourth Quarter	$7.71	$6.97

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that five of the Company’s shareholders beneficially owned approximately 71% of the outstanding common stock as of July 2, 2018. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2018 was approximately 3,000 shares per day.

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

Equity Compensation Plan Information

See Item 12 that incorporates such information by reference from the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

For a description of the Company’s business, refer to Item 1. As indicated in Item 1, the Company, through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest and its subsidiaries and the fulfillment services business operated by Palm Coast and its affiliates. Data concerning industry segments is set forth in Note 17 of the notes to the consolidated financial statements included in this annual report on Form 10-K. The Company’s foreign sales and activities are not significant.

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

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•	management determines the allowance for doubtful accounts by attempting to identify troubled accounts by analyzing the credit risk of specific customers and by using historical experience applied to the aging of accounts and, where appropriate within the real estate business, by reviewing any collateral which may secure a receivable;

•	real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	when events or changes in circumstances indicate the carrying value of an asset may not be recoverable a test for asset impairment may be required. Asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;

•	defined benefit pension plan obligations and plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;

•	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and

•	the Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company projects its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets ($5,060,000 as of April 30, 2018).

RESULTS OF OPERATIONS

Year Ended April 30, 2018 Compared to Year Ended April 30, 2017

For 2018, the Company reported net income of $238,000, or $0.03 per share, compared to a net loss of $15,000, or $0.00 per share, for 2017. Results for 2018 included a non-cash increase in income tax expense of $2,710,000, or $0.34 per share, as a result of federal tax law changes enacted during 2018. Results for 2017 included a pre-tax, non-cash impairment charge of $150,000 ($95,000 after tax, or $0.01 per share), reflecting the write-down of certain real estate inventory. Excluding the impact of tax law changes in 2018 and the impairment charge in 2017, results for 2018 were net income of $2,948,000, or $0.37 per share, compared to net income of $80,000, or $0.01 per share, for 2017. Revenues were $40,178,000 for 2018 compared to $42,368,000 for 2017.

Revenues from land sales at AMREP Southwest and its subsidiaries were $8,439,000 for 2018 compared to $9,381,000 for 2017. $2,044,000 of the $8,439,000 of revenues from land sales for 2018 was for an approximate five acre undeveloped commercial property in Colorado, which had a gross profit percentage of 65%. The number of new construction single-family residential starts in Rio Rancho by AMREP Southwest customers and other builders was 473 in 2018 and 532 in 2017.

AMREP Southwest and its subsidiaries offer for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. AMREP Southwest and its subsidiaries sold 27 acres of residential land in 2018 at an average selling price of $237,000 per acre compared to 36 acres of residential land in 2017 at an average selling price of $248,000 per acre. The decrease in the average selling price per acre of residential land in 2018 compared to 2017 was primarily due to the location of the sold lots. A subsidiary of AMREP Southwest sold a one-acre commercial tract in 2017 for $467,000.

The average gross profit percentage on land sales in New Mexico before indirect costs was 16% for 2018 compared to 18% for 2017. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

During 2017, AMREP Southwest recorded a pretax, non-cash impairment charge on certain real estate inventory of $150,000. Due to volatility in market conditions and development costs, AMREP Southwest may experience future impairment charges.

Revenues from the Company’s fulfillment services operations decreased from $31,030,000 for 2017 to $29,441,000 for 2018. The lower revenues were attributable to reduced business volumes from existing customers, price concessions on renewed contracts and lost business. Magazine publishers are one of the principal customers of the Company’s fulfillment services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from the Company’s fulfillment services operations and its competitors when contracts are up for bid or renewal. There is intense competition to obtain fulfillment and contact center services customers, which results in price sensitivity that makes it difficult for the Company’s fulfillment services operations to increase or even maintain its prices.

Other revenues were $2,298,000 for 2018 compared to $1,957,000 for 2017. Other revenues for 2018 were primarily due to a pre-tax gain of $1,810,000 related to a settlement agreement with the State of Florida by Palm Coast. Other revenues for 2017 were primarily the result of the sale of a retail commercial property by AMREP Southwest, which resulted in a pre-tax gain of $1,496,000. In addition to these pre-tax gains, Other revenues includes the recognition of deferred revenue related to an oil and gas lease, fees and forfeited deposits from customers earned by AMREP Southwest and miscellaneous other income items.

Operating and selling expenses for the Company’s real estate business were $1,652,000 for 2018 compared to $1,527,000 for 2017. The increase of $125,000 was primarily due to commissions on a Colorado land sale and lower capitalized engineering costs. Operating and selling expenses for the Company’s fulfillment services business were $24,016,000 for 2018 compared to $26,628,000 for 2017. The decrease of $2,612,000 was primarily due to decreased payroll and benefits and supplies expense, both reflecting lower business volumes, together with reduced consulting costs.

General and administrative expenses for the Company’s real estate business increased from $510,000 for 2017 to $578,000 for 2018, primarily due to increased travel, outside service costs and professional fees for software implementation. General and administrative expenses for the Company’s fulfillment services business decreased from $1,362,000 for 2017 to $1,306,000 for 2018, primarily due to lower payroll and benefits, professional fees, bank fees and travel expenses. Corporate general and administrative expenses decreased from $3,161,000 for 2017 to $3,052,000 for 2018, primarily due to lower pension costs, consulting fees and legal expenses, offset in part by higher payroll costs.

Interest expense was $57,000 for 2018 compared to $333,000 for 2017. Interest expense in 2018 was primarily related to the settlement of the remaining liability with the State of Florida noted above and interest expense in 2017 was primarily related to two notes payable of AMREP Southwest that were paid in full during 2017. There was $13,000 of capitalized interest for 2018 and $83,000 for 2017.

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The Act reduced the federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. Since the Company’s tax year ended on April 30, 2018, the lower corporate income tax rate is phased in, resulting in a U.S. statutory federal corporate tax rate of approximately 29.7% for 2018. The 29.7% federal corporate tax rate is a blended rate based on the number of days prior and subsequent to the January 1, 2018 effective date of the rate reduction.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes. As of April 30, 2018, the Company had not completed its accounting for the tax effects of the Act; however, as described below, the Company has made a reasonable estimate of the Act’s effects on the Company’s existing deferred tax balances.

Provisional amounts

The Company remeasured its deferred tax assets and liabilities based on the rates at which the deferred tax assets and liabilities are expected to reverse in the future, which is generally 21.0%. As a result, the Company recognized income tax expense of $2,710,000. However, the Company is still analyzing certain aspects of the Act and refining the Company’s calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The Company’s effective tax rate was 93.1% for 2018 primarily due to the effect of the income tax expense increase of $2,710,000. The difference between the statutory tax rate and the effective tax rate for 2018 was primarily due to state taxes after excluding the $2,710,000 income tax expense increase. The Company’s effective tax rate was 101.5% for 2017. The difference between the statutory tax rate and the effective tax rate for 2017 was primarily due to the use and elimination of certain state net operating loss carryforwards, which were wholly or partially reserved with a valuation allowance, as well as a change in deferred tax rates in certain states.

The total tax effect of gross unrecognized tax benefits at April 30, 2018 and 2017 was $58,000 as of each date that, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in fiscal year 2019.

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

Real Estate

The primary sources of funding for working capital requirements of the Company’s real estate business are cash flow from operations, bank financing for specific real estate projects and cash advances made to it by its parent. Land investments generally cannot be sold quickly, and the ability of the Company’s real estate business to sell properties has been and will continue to be affected by market conditions. The ability of the Company’s real estate business to generate cash flow from operations is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes AMREP Southwest has established for each property. The development of additional lots for sale or other real estate projects will require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company’s real estate business is unable to obtain such financing, the Company’s results of operations could be adversely affected.

Fulfillment Services

The primary source of funding for working capital requirements of the Company’s fulfillment services business is cash flow from operations. If the fulfillment services business needs additional liquidity, the parent of the fulfillment services business may in its discretion make cash advances available.

The fulfillment services business relies on a small number of large clients; if it should lose one or more of its largest clients, or if revenues from its largest clients decline, the liquidity of the fulfillment services business could be adversely affected. The five largest clients in the fulfillment services business accounted for 41% of its 2018 revenues from operations.

The fulfillment services business operates in a very competitive environment with changes in service providers by customers not being unusual. The fulfillment services business has experienced, and expects to continue to experience, such customer changes. Based on information received from customers, the fulfillment services business currently expects a limited number of customers to change service providers for certain services (a) during fiscal year 2019 representing in aggregate approximately 8% of the Company’s consolidated 2018 revenues and (b) during fiscal year 2020 representing in aggregate an additional approximately 5% of the Company’s consolidated 2018 revenues. Of the customers expected to change service providers for certain services in fiscal year 2019, one customer was expected to change service providers for certain services in 2019 (representing approximately 10.8% of the Company’s consolidated 2018 revenues) but has been delayed in effectuating such change. As expected in a competitive environment, the fulfillment services business has been successful in obtaining new customer contracts. Approximately 5.8% of the number of customers of the fulfillment services business as of the end of fiscal year 2018 were new customers during fiscal year 2018, but the revenue to be generated by these new customers during fiscal years 2019 and 2020 is expected to be less than the revenue expected to be lost from customers changing service providers or those reducing services the fulfillment services business provides them during fiscal years 2019 and 2020.

Resolution with State of Florida

In 2009, Palm Coast received $3,000,000 pursuant to an award agreement with the State of Florida as part of the incentives made available in connection with the consolidation of the Company’s fulfillment services operations at its Palm Coast, Florida location. The award agreement included certain performance requirements in terms of job retention, job creation and capital investment, which, if not met by Palm Coast, entitled the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Palm Coast had not met certain of the performance requirements in the award agreement. In May 2017, Palm Coast entered into a Settlement Agreement and Mutual General Release with the State of Florida. Pursuant to the settlement agreement, (1) the award agreement was terminated, (2) each of the parties released all claims relating to the award agreement that the releasing party may have had against the other party and (3) Palm Coast agreed to pay the State of Florida $1,763,000 as follows: (a) $163,000 during the first quarter of 2018 and (b) 40 quarterly payments of $40,000 each, without interest, on the first business day of each calendar quarter starting on October 1, 2017 and ending on July 1, 2027. Palm Coast timely paid the State of Florida $163,000 during the first quarter of 2018, $40,000 during the second quarter of 2018 and $40,000 during the third quarter of 2018. In February 2018, Palm Coast and the Company entered into a Release Agreement with the State of Florida. Pursuant to the release agreement, (1) Palm Coast paid the State of Florida $956,000, (2) each of the parties released all claims relating to the payment obligations under the settlement agreement that the releasing party may have had against each of the other parties and (3) the payment obligations under the settlement agreement were deemed terminated and none of the parties had any further liabilities or obligations with respect thereto. In the Company’s consolidated financial statements and as a result of entering into the settlement agreement and the release agreement, Palm Coast eliminated its previously recorded liability of $3,000,000 and a related $26,000 interest accrual and recognized a pre-tax gain of $1,810,000, which was included in Other revenues during 2018.

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2018 by $9,051,000, with $23,372,000 of assets and $32,423,000 of liabilities and was underfunded at April 30, 2017 by $10,967,000, with $23,277,000 of assets and $34,244,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.82% per year at April 30, 2018 and 3.52% per year at April 30, 2017, which are based on the Citigroup yield curve as of such dates as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2018, for a 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by approximately $701,000 and for a 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by approximately $730,000. As of April 30, 2018, the effect of every 0.25% change in the investment rate of return on pension plan assets would increase or decrease the subsequent year’s pension expense by approximately $55,000, and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by approximately $55,000.

Due to the closing of certain facilities in fiscal year 2011 in connection with the consolidation of the Company’s fulfillment services business and the associated work force reduction in fiscal year 2011, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the PBGC the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In fiscal year 2013, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan in fiscal year 2013, thereby leaving a remaining accelerated funding liability of $8,688,000.

In fiscal year 2014, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company (a) paid $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan and (b) provided first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,500. In 2018, the Company sold certain real property subject to the mortgage in favor of the PBGC resulting in a payment of $485,000 to the pension plan and a remaining accelerated funding liability of $4,534,500. The total book value of the real property subject to the mortgages was approximately $7,690,000 as of April 30, 2018.

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

The settlement agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the settlement agreement, the PBGC will be deemed to have released and discharged the Company and all other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The settlement agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force of active pension plan participants. Any such acceleration could have a material adverse effect on the Company’s financial condition.

Oil and Gas Leases

•	New Mexico. During fiscal year 2015, AMREP Southwest and one of its subsidiaries entered into an oil and gas lease with respect to all minerals and mineral rights owned by the Company or for which the Company has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. As partial consideration for entering into the lease, the Company received approximately $1,010,000 in fiscal year 2015. The lease has an initial term ending in September 2018 and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. The lessee may extend the initial term of the lease for an additional four years by paying the Company another payment of approximately $1,010,000. The lease does not require lessee to drill any oil or gas wells. The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 1/7th of the proceeds received by the lessee from the sale of such oil and gas and such royalty will be charged with 1/7th of certain post-production costs associated with such oil and gas. No royalties under the lease were received during 2018 or 2017. Amounts payable under the Lease will not be reduced by any payments made to other holders of mineral rights or other production royalty payment interests in the property, other than payments pursuant to rights granted by the Company in deeds transferring portions of the property to third parties, primarily in the 1960s and 1970s.

•	Colorado. During fiscal year 2016, a subsidiary of AMREP Southwest entered into an oil and gas lease with respect to all minerals and mineral rights owned by the subsidiary in and under approximately 80 surface acres of land in Brighton, Colorado. As partial consideration for entering into the lease, the Company received $128,000 in fiscal year 2016. The lease has an initial term ending in September 2020 and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. The lease does not require the lessee to drill any oil or gas wells. The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 18.75% of the proceeds received by the lessee from the sale of such oil and gas, and such royalty will be charged with 18.75% of certain post-production costs associated with such oil and gas. No royalties under the lease were received during 2018 or 2017.

Operating Activities

Receivables from trade customers decreased from $6,379,000 at April 30, 2017 to $5,901,000 at April 30, 2018, primarily due to lower business volumes of the fulfillment services business.

Real estate inventory increased from $56,090,000 at April 30, 2017 to $58,874,000 at April 30, 2018. Inventory in AMREP Southwest’s core real estate market of Rio Rancho increased from $51,429,000 at April 30, 2017 to $54,929,000 at April 30, 2018, primarily due to an increase in land development activity and the acquisition of property, which were offset in part by real estate land sales. The balance of real estate inventory consisted primarily of properties in Colorado. Investment assets decreased from $9,715,000 at April 30, 2017 to $9,714,000 at April 30, 2018.

Property, plant and equipment decreased from $10,852,000 at April 30, 2017 to $9,745,000 at April 30, 2018, primarily due to depreciation charges, which were offset in part by $139,000 of capital expenditures. Other assets increased from $2,310,000 at April 30, 2017 to $2,321,000 at April 30, 2018.

Taxes receivable, net was $209,000 at April 30, 2018 compared to taxes payable, net of $465,000 at April 30, 2017, primarily due to tax loss benefits and income in the respective years.

Accounts payable and accrued expenses increased from $7,035,000 at April 30, 2017 to $8,215,000 at April 30, 2018, primarily due to an increase in land development activity in New Mexico, which was offset in part by lower business volumes and the timing of payments to vendors in the Company’s fulfillment services business.

Notes payable increased from none at April 30, 2017 to $1,843,000 at April 30, 2018, due to borrowings made by the Company’s real estate business.

Other liabilities and deferred revenue decreased from $3,376,000 at April 30, 2017 to $149,000 at April 30, 2018, primarily due to the settlement agreement between Palm Coast and the State of Florida and the amortization of deferred revenue related to an oil and gas lease payment received in fiscal year 2015.

The unfunded pension liability of the Company’s frozen defined benefit pension plan decreased from $10,967,000 at April 30, 2017 to $9,051,000 at April 30, 2018, primarily due to $1,040,000 of Company contributions to the pension plan, as well as favorable investment results of plan assets during 2018. The Company recorded, net of tax, other comprehensive income of $1,306,000 in 2018 and other comprehensive income of $1,861,000 in 2017, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Financing Activities

In December 2017, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of AMREP Southwest, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“Lender”). The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and Lender with respect to certain planned residential lots within the Lomas Encantadas subdivision (the “Mortgaged Property”) located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement, entered into by AMREP Southwest in favor of Lender, AMREP Southwest has guaranteed LEDC’s obligations under each of the above agreements. The Development Loan Agreement, Non-Revolving Line of Credit Promissory Note, Mortgage, Security Agreement and Financing Statement, Guaranty Agreement and other related transaction documents are collectively referred to as the “Loan Documentation.”

Pursuant to the Loan Documentation, Lender agrees to lend up to $4,750,000 to LEDC on a non-revolving line of credit basis to partially fund the development of the Mortgaged Property. LEDC expects to fully utilize the $4,750,000 for its land development activities. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. Lender is required to release the lien of its mortgage on any lot included in the Mortgaged Property upon LEDC making a principal payment of $43,000 or $53,000 depending on the location of the lot. The outstanding principal amount of the loan as of April 30, 2018 was $1,887,000 and no principal repayments have been made by LEDC as of April 30, 2018. The outstanding principal amount of the loan as of July 2, 2018 was $2,483,000. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,370,000 on or before August 18, 2019, $599,000 on or before November 18, 2019, $599,000 on or before February 18, 2020, $599,000 on or before May 18, 2020, $599,000 on or before August 18, 2020 and $599,000 on or before November 18, 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in December 2021. LEDC incurred certain customary costs and expenses and paid certain fees to Lender in connection with the loan.

LEDC and AMREP Southwest have made certain representations and warranties in the Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The Loan Documentation contains customary events of default for similar financing transactions, including: LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or AMREP Southwest to observe or perform their respective covenants under the Loan Documentation; the representations and warranties of LEDC or AMREP Southwest being false; the insolvency or bankruptcy of LEDC or AMREP Southwest; and the failure of AMREP Southwest to maintain a tangible net worth of at least $35 million. Upon the occurrence and during the continuance of an event of default, Lender may declare the outstanding principal amount and all other obligations under the Loan Documentation immediately due and payable. At April 30, 2018, both LEDC and AMREP Southwest were in compliance with the covenants contained within the Loan Documentation.

Investing Activities

Capital expenditures for property, plant and equipment for continuing operations were approximately $139,000 for 2018 and $249,000 for 2017, primarily for upgrades related to technology in both years. The Company believes that it has adequate cash, bank financing and cash flows from operations to provide for anticipated capital expenditures and land development spending in fiscal year 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates may be required under Topic 606 than are currently required under generally accepted accounting principles. The two permitted transition methods under Topic 606 are (i) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or (ii) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of adoption. The Company intends to use the modified retrospective transition method upon adoption. Topic 606 is effective for the Company’s fiscal year 2019 beginning May 1, 2018. The Company had established an implementation team to evaluate the impact of Topic 606 on the Company’s accounting policies, processes and system requirements, as well as its consolidated financial statements. The implementation team has reported the progress and status of its evaluation to the Audit Committee of the Company’s Board of Directors. The adoption of Topic 606 will not have an impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for the Company’s fiscal year 2018 beginning May 1, 2017. The adoption of ASU 2016-09 by the Company did not have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s fiscal year 2019 beginning May 1, 2018. A retrospective transition method is to be used in the application of this amendment. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 is effective for the Company’s fiscal year 2020 beginning May 1, 2019. The Company has not determined whether it will elect to reclassify such tax effects. The adoption of ASU 2018-02 by the Company is not expected to have a material effect on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which reflects the income tax accounting implications of the U.S. Tax Cuts and Jobs Act.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the Company’s fiscal year 2020 beginning May 1, 2019. The adoption of ASU 2018-07 by the Company is not expected to have a material effect on its consolidated financial statements.

SEGMENT INFORMATION

Information by industry segment is presented in Note 17 to the consolidated financial statements included in this annual report on Form 10-K. Industry segment information is prepared in a manner consistent with the manner in which financial information is prepared and evaluated by management for making operating decisions. A number of assumptions and estimates are required to be made in the determination of segment data, including the need to make certain allocations of common costs and expenses among segments. On an annual basis, management evaluates the basis upon which costs are allocated, and has periodically made revisions to these methods of allocation. Accordingly, the determination of “net income (loss)” of each segment as summarized in Note 17 to the consolidated financial statements is presented for informational purposes only, and is not necessarily the amount that would be reported if the segment were an independent company.

IMPACT OF INFLATION

Operations of the Company can be impacted by inflation. Within the industries in which the Company operates, inflation can cause increases in the cost of materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. Within the land development industry, the Company encounters particular risks. A large part of the Company’s real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for the Company’s land by these homebuilder customers could decrease. In general, in recent years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company’s markets, and as a result the Company has not found the inflation risk to be a significant problem in any of its businesses. Despite low inflation, the Company’s real estate operations are experiencing price increases as a result of recent tariffs and labor and material shortages.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. All forward-looking statements speak only as of the date of this annual report on Form 10-K or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are qualified by the cautionary statements in this section. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (i) the Company’s ability to finance its future working capital, land development and capital expenditure needs, (ii) the Company’s expected liquidity sources, (iii) anticipated future development of the Company’s real estate holdings, (iv) the development and construction of possible future commercial properties to be marketed to tenants, (v) the timing of reimbursements under, and the general effectiveness of, the public improvement district over a portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision, (vi) the number of planned residential lots in the Company’s subdivisions, (vii) estimates and assumptions used in determining future cash flows of real estate projects, (viii) the utilization of existing bank financing, (ix) the expected loss of any customer contract in the Company’s fulfillment services business and the adverse effect of any such loss, (x) the expected revenue from any new customer contracts in the Company’s fulfillment services business, (xi) the effect of recent accounting pronouncements, (xii) the anticipated contributions by the Company to the pension plan, the amount of future annual benefit payments to the pension plan, the appropriateness of valuation methods to determine the fair value of financial instruments in the pension plan, the expected return on assets in the pension plan, the expected long-term rate of return on assets in the pension plan, the effect of changes in the weighted average discount interest rate on the amount of pension plan liabilities and the effect of changes in the investment rate of return on pension plan assets with respect to pension expense, (xiii) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2006 Equity Compensation Plan or the AMREP Corporation 2016 Equity Compensation Plan, (xiv) the future issuance of deferred stock units to directors of the Company, (xv) the liability for unrecognized tax benefits not changing in fiscal year 2019, (xvi) the adequacy of the Company’s facilities, (xvii) estimates related to the U.S. Tax Cuts and Jobs Act and (xviii) the materiality of claims and legal actions arising in the normal course of the Company’s business. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2018 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2018, internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

AMREP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended April 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania
July 20, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

AMREP Corporation

Plymouth Meeting, Pennsylvania

We have audited the accompanying consolidated balance sheet of AMREP Corporation and Subsidiaries as of April 30, 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMREP Corporation and Subsidiaries as of April 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Davenport, Iowa
July 18, 2017

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2018 AND 2017

(Amounts in thousands, except share and per share amounts)

	2018	2017
ASSETS
Cash and cash equivalents	$14,041	$11,811
Receivables, net	5,901	6,379
Real estate inventory	58,874	56,090
Investment assets	9,714	9,715
Property, plant and equipment, net	9,745	10,852
Other assets, net	2,321	2,310
Taxes receivable, net	209	-
Deferred income taxes, net	5,060	9,519
TOTAL ASSETS	$105,865	$106,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$8,215	$7,035
Notes payable	1,843	-
Taxes payable, net	-	465
Other liabilities and deferred revenue	149	3,376
Accrued pension costs	9,051	10,967
TOTAL LIABILITIES	19,258	21,843

Commitments and contingencies (Note 15)	-	-

Shareholders’ Equity:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,323,954 at April 30, 2018 and 8,303,204 at April 30, 2017	832	830
Capital contributed in excess of par value	50,922	50,694
Retained earnings	47,002	46,764
Accumulated other comprehensive loss, net	(7,934)	(9,240)
Treasury stock, at cost – 225,250 shares at April 30, 2018 and 2017	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	86,607	84,833
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,865	$106,676

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2018	2017
REVENUES:
Fulfillment services	$29,441	$31,030
Real estate land sales	8,439	9,381
Other	2,298	1,957
	40,178	42,368

COSTS AND EXPENSES:
Real estate land sales	6,061	7,715
Operating and selling expenses:
Fulfillment services	24,016	26,628
Real estate	1,652	1,527
General and administrative:
Fulfillment services	1,306	1,362
Real estate operations	578	510
Corporate operations	3,052	3,161
Impairment of assets	-	150
Interest expense	57	333
	36,722	41,386
Income before income taxes	3,456	982
Provision for income taxes	3,218	997
Net income (loss)	$238	$(15)

Earnings (loss) per share – basic and diluted	$0.03	$(0.00)
Weighted average number of common shares outstanding – basic	8,073	8,052
Weighted average number of common shares outstanding – diluted	8,104	8,077

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended April 30,
	2018	2017
Net income (loss)	$238	$(15)
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($569 in 2018 and $1,141 in 2017)	1,306	1,861
Other comprehensive income	1,306	1,861
Total comprehensive income	$1,544	$1,846

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total

Balance, April 30, 2016	8,285	$828	$50,553	$46,779	$(11,101)	$(4,215)	$82,844
Issuance of restricted common stock	18	2	90	-	-	-	92
Issuance of deferred common stock units	-	-	51	-	-	-	51
Net loss	-	-	-	(15)	-	-	(15)
Other comprehensive income	-	-	-	-	1,861	-	1,861
Balance, April 30, 2017	8,303	830	50,694	46,764	(9,240)	(4,215)	84,833

Issuance of restricted common stock	26	3	176	-	-	-	179
Forfeitures of restricted common stock	(5)	(1)	(28)	-	-	-	(29)
Issuance of deferred common stock units	-	-	80	-	-	-	80
Net income	-	-	-	238	-	-	238
Other comprehensive income	-	-	-	-	1,306	-	1,306
Balance, April 30, 2018	8,324	$832	$50,922	$47,002	$(7,934)	$(4,215)	$86,607

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$238	$(15)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,246	1,396
Impairment of assets	-	150
Non-cash credits and charges:
Non-cash gain on settlement	(1,810)	-
Non-cash deferred revenue recognized	(67)	-
Recovery of doubtful accounts	(34)	(36)
Stock-based compensation	187	117
Deferred income tax provision	3,896	623
Net periodic pension cost	999	1,259
Loss on disposal of assets	-	7
Changes in assets and liabilities:
Receivables	510	928
Real estate inventory and investment assets	(2,783)	6,033
Other assets	33	1,186
Accounts payable and accrued expenses	1,180	(1,418)
Taxes receivable and payable	(674)	513
Other liabilities and deferred revenue	(1,350)	(306)
Accrued pension costs	(1,040)	-
Total adjustments	293	10,452
Net cash provided by operating activities	531	10,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – property, plant and equipment	(139)	(249)
Net cash used in investing activities	(139)	(249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	1,887	340
Principal debt payments	-	(895)
Principal debt payments – related party	-	(12,384)
Payments for debt issuance costs	(49)	-
Net cash provided by (used in) financing activities	1,838	(12,939)

Increase (decrease) in cash and cash equivalents	2,230	(2,751)
Cash and cash equivalents, beginning of year	11,811	14,562
Cash and cash equivalents, end of year	$14,041	$11,811

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$52	$319
Income taxes paid (refunded), net	$7	$(140)

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

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2018 and 2017 mean the fiscal years ended April 30, 2018 and 2017, unless the context otherwise indicates.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of ninety days or less when purchased and are readily convertible into cash.

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

In the event a buyer defaults on an obligation with respect to real estate inventory which has been sold, the property may be repossessed. Such lots are initially recorded at fair market value less estimated costs to sell, establishing a new cost basis, and are subsequently measured at the lower of this new cost basis or fair market value less estimated costs to sell. Fair market value may be supported by current third party appraisals.

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

Investment assets

Investment assets primarily consist of investment land, which represents vacant, undeveloped land not held for development or sale in the normal course of business, and is stated at the lower of cost or net realizable value.

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

Impairment of long-lived assets

Long-lived assets, including certain real estate, property, plant and equipment, and intangible and other assets, are accounted for in accordance with ASC 360-10. Long-lived assets are evaluated and tested for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Asset impairment tests are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. The evaluation of operating asset groups includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and general and administrative expenses. Similar to real estate inventory, the estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions.

Share-based compensation

The Company accounts for awards of restricted stock and deferred stock units in accordance with ASC 718-10, which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). Compensation expense for awards of restricted stock and deferred stock units are based on the fair value of the awards at their grant dates.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured by using currently enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year. The unvested restricted shares of common stock (see Note 11) are not included in the computation of basic earnings per share, as they are considered contingently returnable shares. The unvested restricted shares of common stock are included in diluted earnings per share if they are dilutive. Deferred stock units that are issued (see Note 11) are included in both basic and diluted earnings per share computations.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates may be required under Topic 606 than are currently required under generally accepted accounting principles. The two permitted transition methods under Topic 606 are (i) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or (ii) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of adoption. The Company intends to use the modified retrospective transition method upon adoption. Topic 606 is effective for the Company’s fiscal year 2019 beginning May 1, 2018. The Company had established an implementation team to evaluate the impact of Topic 606 on the Company’s accounting policies, processes and system requirements, as well as its consolidated financial statements. The implementation team has reported the progress and status of its evaluation to the Audit Committee of the Company’s Board of Directors. The adoption of Topic 606 will not have an impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for the Company’s fiscal year 2018 beginning May 1, 2017. The adoption of ASU 2016-09 by the Company did not have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company’s fiscal year 2019 beginning May 1, 2018. A retrospective transition method is to be used in the application of this amendment. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 is effective for the Company’s fiscal year 2020 beginning May 1, 2019. The Company has not determined whether it will elect to reclassify such tax effects. The adoption of ASU 2018-02 by the Company is not expected to have a material effect on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which reflects the income tax accounting implications of the U.S. Tax Cuts and Jobs Act.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the Company’s fiscal year 2020 beginning May 1, 2019. The adoption of ASU 2018-07 by the Company is not expected to have a material effect on its consolidated financial statements.

(2)	RECEIVABLES:

Receivables consist of:

	April 30,
	2018	2017
	(in thousands)
Fulfillment services	$6,189	$6,725
Real estate operations	10	-
Corporate operations	16	2
	6,215	6,727
Less allowance for doubtful accounts	(314)	(348)
	$5,901	$6,379

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

During 2018, revenues from one major customer of the Company’s fulfillment services business totaled $4,408,000, or 10.8%, of total revenues for the Company. As of April 30, 2018, the Company’s fulfillment services business had $861,000 of outstanding accounts receivable from this customer, which was paid in full by June 2018. This customer has given the Company’s fulfillment services business notice that a significant portion of its business will be transferred from the Company’s fulfillment services business during fiscal year 2019.

(3)	REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development. Accumulated capitalized interest costs included in real estate inventory at April 30, 2018 and April 30, 2017 totaled $4,029,000 and $4,039,000. There was $13,000 of capitalized interest for 2018 and $83,000 for 2017. Accumulated capitalized real estate taxes included in real estate inventory at April 30, 2018 and 2017 was $1,736,000. Previously capitalized interest costs and real estate taxes charged to real estate cost of sales were $10,000 and $5,000 during 2018 and 2017.

A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region. As of April 30, 2018, the Company had approximately 157 developed lots available for sale in Rio Rancho. The development of additional lots for sale in Rio Rancho will require significant financing or other sources of funding, which may not be available.

During fiscal year 2016, a subsidiary of AMREP Southwest entered into an oil and gas lease with respect to all minerals and mineral rights owned by the subsidiary in and under approximately 80 surface acres of land in Brighton, Colorado. As partial consideration for entering into the lease, the Company received $128,000 in fiscal year 2016. The lease has an initial term ending in September 2020 and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments.  The lease does not require the lessee to drill any oil or gas wells.  The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 18.75% of the proceeds received by the lessee from the sale of such oil and gas and such royalty will be charged with 18.75% of certain post-production costs associated with such oil and gas.  No royalties under the lease were received during 2018 or 2017. The receipt of $128,000 was considered to be incremental revenue from incidental operations in fiscal year 2016, and as such was recorded as a cost basis reduction of the associated real estate inventory in fiscal year 2016.

(4)	INVESTMENT ASSETS:

Investment assets consist of:

	April 30,
	2018	2017
	(in thousands)
Land held for long-term investment	$9,714	$9,715

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2018, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

(5)	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	April 30,
	2018	2017
	(in thousands)
Land, buildings and improvements	$15,932	$15,995
Furniture and equipment	18,239	18,350
	34,171	34,345
Less accumulated depreciation	(24,426)	(23,493)
	$9,745	$10,852

Depreciation of property, plant and equipment charged to operations was $1,246,000 and $1,389,000 in 2018 and 2017.

(6)	OTHER ASSETS:

Other assets consist of:

	April 30,
	2018	2017
	(in thousands)
Prepaid expenses	$1,561	$1,491
Deferred order entry costs	513	553
Other	247	266
	$2,321	$2,310

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve-month period.

There was no amortization related to intangible assets included in Other assets in 2018 and $7,000 of amortization in 2017.

(7)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:

	April 30,
	2018	2017
	(in thousands)
Fulfillment services	$5,448	$5,637
Real estate operations	2,425	1,138
Corporate operations	342	260
	$8,215	$7,035

As of April 30, 2018, accounts payable and accrued expenses for the Company’s fulfillment services business included customer postage deposits of $3,223,000, accrued expenses of $515,000, trade payables of $388,000 and other of $1,322,000. As of April 30, 2017, accounts payable and accrued expenses for the Company’s fulfillment services business included customer postage deposits of $3,178,000, accrued expenses of $488,000, trade payables of $617,000 and other of $1,354,000.

As of April 30, 2018, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $746,000, trade payables of $773,000, real estate customer deposits of $897,000 and other of $9,000. As of April 30, 2017, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $967,000, trade payables of $0, real estate customer deposits of $155,000 and other of $16,000.

(8)	NOTES PAYABLE:

Notes payable consist of:

	April 30,
	2018	2017
	(in thousands)
Real estate notes payable	$1,887	$-
Unamortized debt issuance costs	(44)	-
Notes payable, net	$1,843	$-

In December 2017, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of AMREP Southwest, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“Lender”). The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and Lender with respect to certain planned residential lots within the Lomas Encantadas subdivision (the “Mortgaged Property”) located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement, entered into by AMREP Southwest in favor of Lender, AMREP Southwest has guaranteed LEDC’s obligations under each of the above agreements. The Development Loan Agreement, Non-Revolving Line of Credit Promissory Note, Mortgage, Security Agreement and Financing Statement, Guaranty Agreement and other related transaction documents are collectively referred to as the “Loan Documentation.”

Pursuant to the Loan Documentation, Lender agrees to lend up to $4,750,000 to LEDC on a non-revolving line of credit basis to partially fund the development of the Mortgaged Property. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. Lender is required to release the lien of its mortgage on any lot included in the Mortgaged Property upon LEDC making a principal payment of $43,000 or $53,000 depending on the location of the lot. The outstanding principal amount of the loan as of April 30, 2018 was $1,887,000 and no principal repayments have been made by LEDC as of April 30, 2018. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,370,000 on or before August 18, 2019, $599,000 on or before November 18, 2019, $599,000 on or before February 18, 2020, $599,000 on or before May 18, 2020, $599,000 on or before August 18, 2020 and $599,000 on or before November 18, 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in December 2021. The total book value of the Mortgaged Property was $9,696,000 as of April 30, 2018. LEDC incurred certain customary costs and expenses and paid certain fees to Lender in connection with the loan.

LEDC and AMREP Southwest have made certain representations and warranties in the Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The Loan Documentation contains customary events of default for similar financing transactions, including: LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or AMREP Southwest to observe or perform their respective covenants under the Loan Documentation; the representations and warranties of LEDC or AMREP Southwest being false; the insolvency or bankruptcy of LEDC or AMREP Southwest; and the failure of AMREP Southwest to maintain a tangible net worth of at least $35,000,000. Upon the occurrence and during the continuance of an event of default, Lender may declare the outstanding principal amount and all other obligations under the Loan Documentation immediately due and payable. At April 30, 2018, both LEDC and AMREP Southwest were in compliance with the covenants contained within the Loan Documentation.

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

(9)	OTHER REVENUES:

Other revenues consist of:

	April 30,
	2018	2017
	(in thousands)
Settlement gain	$1,810	$-
Sale of commercial building	-	1,496
Deferred revenue and other	488	461
	$2,298	$1,957

Resolution with State of Florida. In 2009, Palm Coast received $3,000,000 pursuant to an award agreement with the State of Florida as part of the incentives made available in connection with the consolidation of the Company’s fulfillment services operations at its Palm Coast, Florida location. The award agreement included certain performance requirements in terms of job retention, job creation and capital investment, which, if not met by Palm Coast, entitled the State of Florida to obtain the return of a portion, or all, of the $3,000,000. Palm Coast had not met certain of the performance requirements in the award agreement. In May 2017, Palm Coast entered into a Settlement Agreement and Mutual General Release with the State of Florida. Pursuant to the settlement agreement, (1) the award agreement was terminated, (2) each of the parties released all claims relating to the award agreement that the releasing party may have had against the other party and (3) Palm Coast agreed to pay the State of Florida $1,763,000 as follows: (a) $163,000 during the first quarter of 2018 and (b) 40 quarterly payments of $40,000 each, without interest, on the first business day of each calendar quarter starting on October 1, 2017 and ending on July 1, 2027. Palm Coast timely paid the State of Florida $163,000 during the first quarter of 2018, $40,000 during the second quarter of 2018 and $40,000 during the third quarter of 2018. In February 2018, Palm Coast and the Company entered into a Release Agreement with the State of Florida. Pursuant to the release agreement, (1) Palm Coast paid the State of Florida $956,000, (2) each of the parties released all claims relating to the payment obligations under the settlement agreement that the releasing party may have had against each of the other parties and (3) the payment obligations under the settlement agreement were deemed terminated and none of the parties had any further liabilities or obligations with respect thereto. In the Company’s consolidated financial statements and as a result of entering into the settlement agreement and the release agreement, Palm Coast eliminated its previously recorded liability of $3,000,000 and a related $26,000 interest accrual and recognized a pre-tax gain of $1,810,000, which was included in Other revenues during 2018.

Sale of commercial building. During the first quarter of 2017, a subsidiary of AMREP Southwest sold a single tenant retail commercial building in Rio Rancho, New Mexico, which resulted in a pre-tax gain of $1,496,000 that was recognized in Other revenues during 2017.

Deferred revenue and other. During fiscal year 2015, AMREP Southwest and one of its subsidiaries entered into an oil and gas lease with respect to all minerals and mineral rights owned by the Company or for which the Company has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. As partial consideration for entering into the lease, the Company received approximately $1,010,000 in fiscal year 2015. The lease has an initial term ending in September 2018 and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments.  The lessee may extend the initial term of the lease for an additional four years by paying the Company another payment of approximately $1,010,000. The lease does not require lessee to drill any oil or gas wells. The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 1/7th of the proceeds received by the lessee from the sale of such oil and gas and such royalty will be charged with 1/7th of certain post-production costs associated with such oil and gas.  No royalties under the lease were received during 2018 or 2017. Amounts payable under the Lease will not be reduced by any payments made to other holders of mineral rights or other production royalty payment interests in the property, other than payments pursuant to rights granted by the Company in deeds transferring portions of the property to third parties, primarily in the 1960s and 1970s. Revenue from this transaction is being recorded over the lease term and approximately $228,000 was recognized during both 2018 and 2017, which is included in Other revenues. At April 30, 2018, there was approximately $76,000 of deferred revenue remaining to be recognized before the end of the lease term in September 2018.

Other revenue includes forfeited deposits from customers earned by AMREP Southwest and its subsidiaries, together with miscellaneous other income items.

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There were no transfers between Levels 1, 2 or 3 during 2018 or 2017.

Fair value on a non-recurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the asset or liability is not measured at fair value on an ongoing basis but is subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). There were no impairments resulting in a non-recurring change in fair value during 2018. The following table, as of April 30, 2017, presents assets by balance sheet caption and by the level within the fair value hierarchy (as described above) for which a non-recurring change in fair value was recorded during 2017 (in thousands):

2017	Level 1	Level 2	Level 3	Impairment Loss Recorded
Real estate inventory	$-	$-	$3,196	$150

During 2017, certain parcels of real estate inventory were adjusted to their fair values, less estimated costs to sell, resulting in a pretax, non-cash impairment charge of $150,000, which was included in the 2017 results of operations.

The Financial Instruments Topic of the FASB Accounting Standards Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Topic excludes all nonfinancial instruments from its disclosure requirements. Fair value is determined under the hierarchy discussed above. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions are used in estimating fair value disclosure for financial instruments: the carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments; and other receivables or debt that bear variable interest rates indexed to prime or LIBOR also approximate fair value as they re-price when market interest rates change. These financial assets and liabilities are categorized as Level 1 within the fair value hierarchy described above.

The Company did not have any material long-term, fixed-rate mortgage receivables or payables at April 30, 2018 and 2017.

(11)	BENEFIT PLANS:

Pension plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2018 by $9,051,000, with $23,372,000 of assets and $32,423,000 of liabilities and was underfunded at April 30, 2017 by $10,967,000, with $23,277,000 of assets and $34,244,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.82% per year at April 30, 2018 and 3.52% per year at April 30, 2017, which are based on the Citigroup yield curve as of such dates as it corresponds to the projected liability requirements of the pension plan.

Due to the closing of certain facilities in fiscal year 2011 in connection with the consolidation of the Company’s fulfillment services business and the associated work force reduction in fiscal year 2011, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder, gave the Pension Benefit Guaranty Corporation (the “PBGC”) the right to require the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  In fiscal year 2013, the Company and the PBGC reached an initial agreement with respect to this funding obligation, and as a result, the Company made a $3,000,000 cash contribution to the pension plan in fiscal year 2013, thereby leaving a remaining accelerated funding liability of $8,688,000.

In fiscal year 2014, the Company entered into a settlement agreement with the PBGC. In the settlement agreement, the PBGC agreed to forbear from asserting certain rights to obtain payment of the remaining $8,688,000 accelerated funding liability granted to it by ERISA, and the Company (a) paid $3,243,000 of the accelerated funding liability as a cash contribution to its pension plan and (b) provided first lien mortgages on certain real property with an aggregate appraised value of $10,039,000 in favor of the PBGC to secure the remaining unpaid amount of the accelerated funding liability. In addition, the PBGC agreed to credit $426,000 of contributions made by the Company to the pension plan in excess of the 2012 minimum funding requirements towards the accelerated funding liability, so that, after this credit and the $3,243,000 payment referred to above, the remaining accelerated funding liability was $5,019,500. In 2018, the Company sold certain real property subject to the mortgage in favor of the PBGC resulting in a payment of $485,000 to the pension plan and a remaining accelerated funding liability of $4,534,500. The total book value of the real property subject to the mortgages was approximately $7,690,000 as of April 30, 2018.

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

The settlement agreement is scheduled to terminate on the earlier of the date the accelerated funding liability has been paid in full or on August 30, 2018. Effective on the termination date of the settlement agreement, the PBGC will be deemed to have released and discharged the Company and all other members of its controlled group from any claims in connection with such members’ liability or obligations with respect to the accelerated funding liability. The settlement agreement does not address any future events that may accelerate any other accrued pension plan obligations. The Company may become subject to additional acceleration of its remaining accrued obligations to the pension plan if the Company closes other facilities and further reduces its work force of active pension plan participants. Any such acceleration could have a material adverse effect on the Company’s financial condition.

Net periodic pension cost for 2018 and 2017 was comprised of the following components (in thousands):

	Year Ended April 30,
	2018	2017
Interest cost on projected benefit obligation	$1,156	$1,146
Expected return on assets	(1,796)	(1,787)
Plan expenses	345	297
Recognized net actuarial loss	1,294	1,603
Net periodic pension cost	$999	$1,259

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $905,000, $0 and $0. Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2018	2017
Discount rate used to determine net periodic pension cost	3.52%	3.27%
Discount rate used to determine pension benefit obligation	3.82%	3.52%
Expected long-term rate of return on assets on assets	8.00%	8.00%

The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$34,244	$36,418
Interest cost	1,156	1,146
Actuarial gain	(608)	(956)
Benefits paid	(2,369)	(2,364)
Benefit obligation at end of year	$32,423	$34,244

Change in plan assets:
Fair value of plan assets at beginning of year	$23,277	$23,708
Actual return on plan assets	1,838	2,278
Company contributions	1,040	-
Benefits paid	(2,369)	(2,364)
Plan expenses	(414)	(345)
Fair value of plan assets at end of year	$23,372	$23,277

Underfunded status	$(9,051)	$(10,967)

Recognition of underfunded status:
Accrued pension cost	$(9,051)	$(10,967)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheet. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2018	2017
Pretax accumulated comprehensive loss	$13,184	$15,059

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2018 and 2017 (in thousands):

	Pension Benefits
	Pretax	Net of Tax
Accumulated comprehensive loss, May 1, 2016	$18,061	$11,101
Net actuarial gain	(1,399)	(867)
Amortization of net loss	(1,603)	(994)
Accumulated comprehensive loss, April 30, 2017	15,059	9,240
Net actuarial gain	(581)	(405)
Amortization of net loss	(1,294)	(901)
Accumulated comprehensive loss, April 30, 2018	$13,184	$7,934

The Company recorded, net of tax, other comprehensive income of $1,306,000 in 2018 and other comprehensive income of $1,861,000 in 2017 to account for the net effect of changes to the unfunded portion of pension liability.

The asset allocation for the pension plan by asset category was as follows:

	April 30,
	2018	2017
Equity securities	59%	69%
Fixed income securities	38	29
Other (principally cash and cash equivalents)	3	2
Total	100%	100%

The investment mix between equity securities and fixed income securities seeks to achieve a desired return by balancing more volatile equity securities and less volatile fixed income securities. Pension plan assets are invested in portfolios of diversified public-market equity securities and fixed income securities. The pension plan holds no securities of the Company. Investment allocations are made across a range of markets, industry sectors, market capitalization sizes and, in the case of fixed income securities, maturities and credit quality. The Company has established long-term target allocations of approximately 50-80% for equity securities, 20-50% for fixed income securities and 0-30% for other.

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

The Company funds the pension plan in compliance with IRS funding requirements. The Company contributed $1,040,000 to the pension plan during 2018 and made no contributions in 2017. The Company is required to make minimum contributions to the pension plan and expects to make contributions of $268,000 to the pension plan during fiscal year 2019.

The amount of future annual benefit payments is expected to be as follows: 2019 - $2,892,000, 2020 - $2,778,000, 2021 - $2,673,000, 2022 - $2,558,000 and 2023 - $2,477,000 and an aggregate of approximately $10,994,000 is expected to be paid in the fiscal five-year period 2024 through 2028.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2018 and 2017 (in thousands):

2018:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$687	$687	$-	$-
Investments at fair value:
Equity securities	13,809	13,809	-	-
Corporate bonds and debentures	8,876	-	8,876	-
Total assets at fair value	$23,372	$14,496	$8,876	$-

2017:	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$568	$568	$-	$-
Investments at fair value:
Equity securities	15,967	15,967	-	-
Corporate bonds and debentures	6,742	-	6,742	-
Total assets at fair value	$23,277	$16,535	$6,742	$-

Savings and salary deferral plans

The Company has a Savings and Salary Deferral Plan, commonly referred to as a 401(k) plan, in which participating employees contribute salary deductions. The Company may make discretionary matching contributions to the 401(k) plan, subject to the approval of the Company’s Board of Directors. The Company did not provide matching contributions to the 401(k) plan in 2018 and 2017.

Equity compensation plan

The AMREP Corporation 2006 Equity Compensation Plan (the “2006 Equity Plan”) provided for the issuance of shares of common stock of the Company to employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards. The 2006 Equity Plan expired by its terms during 2017 without affecting any existing awards under the 2006 Equity Plan, and no further awards may be granted under the 2006 Equity Plan. During 2018, 10,500 shares of common stock previously issued under the 2006 Equity Plan vested. In addition, 5,000 shares of restricted stock issued under the 2006 Equity Plan were returned to the Company and will not vest due to the retirement of an employee, leaving 9,000 shares issued under the 2006 Equity Plan that were not vested as of April 30, 2018.

In 2017, the Board adopted, and the shareholders approved, the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”), which authorizes stock-based awards of various kinds to directors and employees covering up to a total of 500,000 shares of common stock of the Company. The 2016 Equity Plan will expire by its terms on, and no award will be granted under the 2016 Equity Plan on or after, September 19, 2026. During 2018, the Company issued 25,750 shares of restricted common stock under the 2016 Equity Plan and none of these shares vested during 2018.

The summary of the 2017 and 2018 restricted share award activity presented below represents the maximum number of shares issued to employees that could be vested:

Restricted time-based share awards	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2016	19,000	$6.66
Granted during 2017	19,500	5.04
Vested during 2017	(13,000)	6.80
Forfeited during 2017	(1,000)	6.90
Non-vested at April 30, 2017	24,500	5.28

Granted during 2018	25,750	6.92
Vested during 2018	(10,500)	5.59
Forfeited during 2018	(5,000)	5.67
Non-vested at April 30, 2018	34,750	$6.35

Shares of restricted common stock that are issued under the equity plans (“restricted shares”) are considered to be issued and outstanding as of the grant date and have the same dividend and voting rights as other common stock. Compensation expense related to the restricted shares is recognized over the vesting period of each grant based on the fair value of the shares as of the date of grant. The fair value of each grant of restricted shares is determined based on the trading price of the Company’s common stock on the date of such grant, and this amount will be charged to expense over the vesting term of the grant. Forfeitures are recognized as reversals of compensation expense on the date of forfeiture.

For 2018 and 2017, the Company recognized $107,000 and $66,000 of compensation expense related to all shares of restricted common stock issued to employees under the equity plans. As of April 30, 2018, there was $106,000 of total unrecognized compensation expense related to shares of common stock issued to employees under the equity plans, which is expected to be recognized over the remaining vesting term not to exceed three years.

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

On the last trading day of calendar year 2017, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $20,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share $7.02 on December 29, 2017, the Company issued a total of 11,396 deferred common share units to members of the Company’s Board of Directors.

Each deferred common share unit represents the right to receive one share of Common Stock within 30 days after the first day of the month to follow such director’s termination of service as a director of the Company. Director compensation expense is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year. For 2018 and 2017, the total non-cash director fee compensation related to the issued deferred common share units was $80,000 and $51,000. At April 30, 2018 and 2017, there was an additional $27,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of each year.

(12)	INCOME TAXES:

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The Act reduced the federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. Since the Company’s tax year ended on April 30, 2018, the lower corporate income tax rate is phased in, resulting in a U.S. statutory federal corporate tax rate of approximately 29.7% for 2018. The 29.7% federal corporate tax rate is a blended rate based on the number of days prior and subsequent to the January 1, 2018 effective date of the rate reduction.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). As of April 30, 2018, the Company had not completed its accounting for the tax effects of the Act; however, as described below, the Company made a reasonable estimate of the Act’s effects on the Company’s existing deferred tax balances.

Provisional amounts

The Company remeasured its deferred tax assets and liabilities based on the rates at which the deferred tax assets and liabilities are expected to reverse in the future, which is generally 21.0%. As a result, the Company recognized income tax expense of $2,710,000. However, the Company is still analyzing certain aspects of the Act and refining the Company’s calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The provision (benefit) for income taxes consists of the following:

	Year Ended April 30,
	2018	2017
	(in thousands)
Current:
Federal	$(661)	$347
State and local	(17)	26
	(678)	373
Deferred:
Federal	4,362	(32)
State and local	(466)	656
	3,896	624
Total provision for income taxes	$3,218	$997

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision:

	Year Ended April 30,
	2018	2017
	(in thousands)
Computed tax provision at statutory rate	$1,027	$333
Increase (reduction) in tax resulting from:
Deferred tax rate changes	2,846	-
Change in valuation allowances	(763)	69
State income taxes, net of federal income tax effect	119	473
Meals and entertainment	4	4
Other	(15)	118
Actual tax provision	$3,218	$997

The difference between the statutory rate and the effective tax rate was primarily due to state taxes and the provisional amount recorded relating to the Act.

The components of the net deferred income taxes are as follows:

	April 30,
	2018	2017
	(in thousands)
Deferred income tax assets:
State tax loss carryforwards	$3,457	$4,199
Accrued pension costs	2,401	3,594
Federal AMT carryforward	180	-
Vacation accrual	102	154
Intangibles and deductible goodwill	2,336	4,561
Real estate basis differences	3,808	6,439
Other	199	-
Total deferred income tax assets	12,483	18,947

Deferred income tax liabilities:
Depreciable assets	(974)	(1,112)
Deferred gains on investment assets	(2,165)	(3,442)
Capitalized costs for financial reporting purposes, expensed for tax	(139)	(216)
Other	(272)	(22)
Total deferred income tax liabilities	(3,550)	(4,792)
Valuation allowance for realization of certain deferred income tax assets	(3,873)	(4,636)
Net deferred income tax asset	$5,060	$9,519

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance of $3,873,000 as of April 30, 2018 relates primarily to deferred tax assets, including net operating loss carryforwards in states where the Company either has no current operations or its operations are not considered likely to realize the deferred tax assets due to the amount of the applicable state net operating loss or its expected expiration date. The reduction in the valuation allowance in 2018 is primarily related to state tax rates and the use of certain state operating loss carryforwards that were wholly reserved in 2017.

The Company has state net operating loss carryforwards of $84,763,000 that expire beginning in fiscal years ending April 30, 2020 through April 30, 2036.

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is not currently under examination by any tax authorities with respect to its income tax returns. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2014 are no longer subject to examination due to the expiration of the applicable statutes of limitations.

ASC 740 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following table summarizes the beginning and ending gross amount of unrecognized tax benefits:

42

	2018	2017
	(in thousands)
Gross unrecognized tax benefits at beginning of year	$58	$58
Gross increases:
Additions based on tax positions related to current year	-	-
Additions based on tax positions of prior years	-	-
Gross decreases:
Reductions based on tax positions of prior years	-	-
Reductions based on the lapse of the applicable statute of limitations	-	-
Gross unrecognized tax benefits at end of year	$58	$58

The total tax effect of gross unrecognized tax benefits at April 30, 2018 and 2017 was $58,000 as of each date that, if recognized, would have an impact on the effective tax rate. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in fiscal year 2019.

The Company has elected to include interest and penalties in its income tax expense. The Company accrued no interest or penalties at April 30, 2018 and $50,000 at April 30, 2017.

(13)	SHAREHOLDERS’ EQUITY:

The Company recorded, net of tax, other comprehensive income of $1,306,000 in 2018 and other comprehensive income of $1,861,000 in 2017 to account for the net effect of changes to the unfunded portion of pension liability (refer to Note 11).

(14)	IMPAIRMENT OF ASSETS:

Real Estate – There was no impairment of real estate assets in 2018. During 2017, there was an impairment charge for certain real estate inventory of $150,000.

Fulfillment Services – There was no impairment of long-lived assets in the fulfillment services business in either 2018 or 2017.

(15)	COMMITMENTS AND CONTINGENCIES:

Non-cancelable leases – The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Lease costs for 2018 and 2017 were approximately $718,000 and $788,000. The total minimum lease commitments of $650,000 for fiscal years subsequent to April 30, 2018 are due as follows: 2019 - $407,000; 2020 - $127,000; 2021 - $92,000; 2022 - $23,000, 2023 - $1,000 and none thereafter.

AMREP Southwest – At April 30, 2018, AMREP Southwest has posted bonds to support its future development commitments in Rio Rancho, New Mexico of approximately $873,000.

(16)	LITIGATION:

The Company is involved in various claims and legal actions arising in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

(17)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS:

The Company has identified two reportable segments in which it currently has business operations: (i) real estate and (ii) fulfillment services. The real estate segment primarily includes land sales and lease activities, which involve the obtaining of approvals and the sale of both developed and undeveloped lots to homebuilders, commercial users and others, as well as investments in commercial and investment properties. The fulfillment services segment performs fulfillment and contact center services for consumer publications, trade (business) publications, membership organizations, non-profit organizations, government agencies and other direct marketers. Certain common expenses as well as identifiable assets are allocated among reportable segments based upon management’s estimate of each segment’s absorption.

The accounting policies of the segments are the same as those described in Note 1. See Note 12 for disclosure regarding differences between the U.S. federal statutory income tax rate and the actual tax provision. The following tables set forth summarized data relative to the industry segments in which the Company operated for the years indicated (in thousands):

	Real Estate Operations	Fulfillment Services	Corporate and Other	Consolidated
Year ended April 30, 2018:
Revenues (a)	$8,802	$31,251	$125	$40,178
Net income (loss)	$(1,661)	$851	$1,048	$238
Provision (benefit) for income taxes	(246)	2,970	494	3,218
Interest expense (income), net (b)	2,177	1,161	(3,281)	57
Depreciation and amortization	87	1,159	-	1,246
EBITDA (c)	$357	$6,141	$(1,739)	$4,759

Capital expenditures	$52	$87	$-	$139
Total assets, as of April 30, 2018	$77,860	$21,545	$6,460	$105,865
Year ended April 30, 2017:
Revenues (a)	$11,257	$31,030	$81	$42,368
Net income (loss)	$(1,094)	$(92)	$1,171	$(15)
Provision (benefit) for income taxes	(445)	(154)	1,596	997
Interest expense (income), net (b)	2,256	1,085	(3,008)	333
Depreciation and amortization	95	1,301	-	1,396
Impairment of assets	150	-	-	150
EBITDA (c)	$962	$2,140	$(241)	$2,861

Capital expenditures	$-	$249	$-	$249
Total assets, as of April 30, 2017	$70,400	$25,900	$10,376	$106,676

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.
(b)	Interest expense (income), net includes significant inter-segment interest expense (income) that is eliminated in consolidation.
(c)	The Company uses EBITDA (which the Company defines as income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of April 30, 2018 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the headings “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “The Board of Directors and its Committees” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the subheadings “Audit Fees” and “Pre-Approval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)                           1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 20, 2018 – Marcum LLP

•	Report of Independent Registered Public Accounting Firm dated July 18, 2017 – RSM US LLP

•	Consolidated Balance Sheets – April 30, 2018 and 2017

•	Consolidated Statements of Operations for the Two Years Ended April 30, 2018

•	Consolidated Statements of Comprehensive Income for the Two Years Ended April 30, 2018

•	Consolidated Statements of Shareholders’ Equity for the Two Years Ended April 30, 2018

•	Consolidated Statements of Cash Flows for the Two Years Ended April 30, 2018

•	Notes to Consolidated Financial Statements

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

Dated: July 20, 2018
	By:	/s/ James M. McMonagle
James M. McMonagle
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher V. Vitale	President and Chief Executive Officer (Principal Executive Officer)	July 20, 2018
Christopher V. Vitale

/s/ James M. McMonagle	Vice President and Chief Financial Officer	July 20, 2018
James M. McMonagle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward B. Cloues, II	Director	July 20, 2018
Edward B. Cloues, II

/s/ Theodore J. Gaasche	Director	July 20, 2018
Theodore J. Gaasche

/s/ Robert E. Robotti	Director	July 20, 2018
Robert E. Robotti

/s/ Albert V. Russo	Director	July 20, 2018
Albert V. Russo

EXHIBIT INDEX

NUMBER	ITEM

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)

4.1	$22,500,000 Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 22, 2009)

4.2	First Amendment, dated April 29, 2011, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Compass Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.3	First Modification, dated April 29, 2011, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to the order of Compass Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 2, 2011)

4.4	Second Amendment, dated August 24, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.5	Second Modification, dated August 24, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 28, 2012)

4.6	Third Amendment, dated November 19, 2012, to the Loan Agreement, dated December 17, 2009, between AMREP Southwest Inc. and Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.7	Third Modification, dated November 19, 2012, to the Promissory Note, dated December 17, 2009, of AMREP Southwest Inc. payable to Kappa Lending Group, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 21, 2012)

4.8	Consent Agreement, dated September 8, 2014, by and between Kappa Lending Group, LLC and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.1	Tolling and Forbearance Agreement, dated August 13, 2012, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 14, 2012)

10.2	Settlement Agreement, dated as of August 30, 2013, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

10.3	First Amendment to Settlement Agreement, dated as of July 15, 2015, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2015)

10.4	Second Amendment to Settlement Agreement, dated as of February 2, 2016, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 15, 2016)

10.5	Oil and Gas Lease and the Addendum thereto, each dated September 8, 2014, by and among AMREP Southwest Inc., Outer Rim Investments, Inc., Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.6		Settlement Agreement and Mutual General Release, dated May 4, 2017, between the Florida Department of Economic Opportunity and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 4, 2017)

10.7		Guaranty Agreement, dated May 4, 2017, by AMREP Corporation for the benefit of the Florida Department of Economic Opportunity. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 4, 2017)

10.8		Release Agreement, dated February 22, 2018, between the Florida Department of Economic Opportunity, Palm Coast Data LLC and AMREP Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 28, 2018)

10.9		Development Loan Agreement, dated as of December 18, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.10		Non-Revolving Line of Credit Promissory Note, dated December 18, 2017, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.11		Mortgage, Security Agreement and Financing Statement, dated as of November 16, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.12		Guaranty Agreement, dated as of December 18, 2017, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.13	(a)	2006 Equity Compensation Plan. (Incorporated by reference to Appendix B to Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006)

10.14	(a)	Form of Restricted Stock Award under the 2006 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)

10.15	(a)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.16	(a)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.17	(a)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.18	(a)	Change of Control Agreement, dated as of March 5, 2014, between Palm Coast Data LLC and Rory Burke. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 7, 2014)

10.19	(a)	Employment Agreement, dated September 15, 2017, between Clifford R. Martin and AMREP Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 18, 2017)

16.1		Letter, dated December 22, 2017, from RSM US LLP. (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed December 22, 2017)

21	(b)	Subsidiaries of Registrant.

23.1	(b)	Consent of Marcum LLP.

23.2	(b)	Consent of RSM US LLP.

31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

(a) Management contract or compensatory plan or arrangement in which directors or officers participate.

(b) Filed herewith.

