Form 10-Q
period 2018-07-31
AMREP CORP.
filed 2018-09-11
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-4702

AMREP Corporation

(Exact Name of Registrant as Specified in its Charter)

Oklahoma	59-0936128
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

620 West Germantown Pike, Suite 175 Plymouth Meeting, PA	19462
Address of Principal Executive Offices	Zip Code

(610) 487-0905

Registrant’s Telephone Number, Including Area Code

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 7, 2018 – 8,127,904.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	July 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,100	$14,041
Receivables, net	5,866	5,901
Real estate inventory	59,174	58,874
Investment assets	9,713	9,714
Property, plant and equipment, net	9,492	9,745
Other assets, net	2,329	2,321
Taxes receivable, net	-	209
Deferred income taxes, net	5,045	5,060
TOTAL ASSETS	$106,719	$105,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$8,419	$8,215
Taxes payable, net	65	-
Notes payable, net	2,071	1,843
Other liabilities and deferred revenue	122	149
Accrued pension costs	9,011	9,051
TOTAL LIABILITIES	19,688	19,258

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,353,154 at July 31, 2018 and 8,323,954 at April 30, 2018	835	832
Capital contributed in excess of par value	51,125	50,922
Retained earnings	47,063	47,002
Accumulated other comprehensive loss, net	(7,777)	(7,934)
Treasury stock, at cost; 225,250 shares at July 31, 2018 and April 30, 2018	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	87,031	86,607
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,719	$105,865

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended July 31, 2018 and 2017

(Amounts in thousands, except per share amounts)

	2018	2017
REVENUES:
Fulfillment services	$7,445	$7,243
Real estate land sales	4,181	2,677
Other	89	1,406
	11,715	11,326
COSTS AND EXPENSES:
Real estate land sales	3,731	1,223
Operating and selling expenses:
Fulfillment services	6,338	6,094
Real estate	276	511
General and administrative expenses:
Fulfillment services	346	349
Real estate operations	188	114
Corporate operations	822	808
Interest expense	5	13
	11,706	9,112
Income before income taxes	9	2,214

(Benefit) provision for income taxes	(52)	766
Net income	61	1,448

Retained earnings, beginning of period	47,002	46,764
Retained earnings, end of period	$47,063	$48,212
Earnings per share – basic and diluted	$0.01	$0.18
Weighted average number of common shares outstanding – basic	8,086	8,063
Weighted average number of common shares outstanding – diluted	8,124	8,083

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended July 31, 2018 and 2017

(Amounts in thousands)

	2018	2017
Net income	$61	$1,448
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($69 in 2019 and $98 in 2018)	157	225
Other comprehensive income	157	225
Total comprehensive income	$218	$1,673

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended July 31, 2018 and 2017

(Amounts in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61	$1,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291	321
Non-cash credits and charges:
Non-cash gain on settlement	-	(1,318)
Non-cash deferred revenue recognized	-	(20)
Provision for (recovery of) doubtful accounts	63	(21)
Stock-based compensation	28	18
Net periodic pension cost	186	250
Changes in assets and liabilities:
Receivables	(28)	452
Real estate inventory and investment assets	(299)	733
Other assets	85	(13)
Accounts payable and accrued expenses	204	(375)
Taxes receivable (payable)	274	(1)
Other liabilities and deferred revenue	(27)	(366)
Deferred income taxes	(54)	770
Accrued pension costs	-	(563)
Total adjustments	723	(133)
Net cash provided by operating activities	784	1,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	85	-
Capital expenditures – property, plant and equipment	(34)	(10)
Net cash provided by (used in) investing activities	51	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	1,044	-
Principal debt payments	(774)	-
Payments for debt issuance costs	(46)	-
Net cash provided by financing activities	224	-

Increase in cash and cash equivalents	1,059	1,305
Cash and cash equivalents, beginning of period	14,041	11,811
Cash and cash equivalents, end of period	$15,100	$13,116

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$1	$-
Income taxes (refunded) paid, net	$(271)	$1

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2018 and 2017

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2019 and 2018 are to the fiscal years ending April 30, 2019 and 2018 and all references to the first quarters of 2019 and 2018 mean the fiscal three month periods ended July 31, 2018 and 2017.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2018, which was filed with the SEC on July 20, 2018 (the “2018 Form 10-K”). Certain 2018 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on either net income or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2018 Form 10-K, except for those adopted as described below.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates are required under Topic 606 than were required under the prior generally accepted accounting principles of Topic 605, Revenue Recognition (“Topic 605”). In accordance with Topic 606, fulfillment services revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer.

Topic 606 was effective for the Company’s fiscal year beginning May 1, 2018. The Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning after May 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with Topic 605. The adoption of Topic 606 had no impact on the Company’s results of operations.

Statements of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including classifying proceeds from company-owned life insurance proceeds as an investing activity. ASU 2016-15 was effective for the Company’s fiscal year beginning May 1, 2018. The Company received life insurance proceeds of $85,000 during the first quarter of 2019, which is reflected in the accompanying Consolidated Statement of Cash Flows as an investing activity. The income associated with the life insurance proceeds was recognized in various years prior to the first quarter of 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Upon adoption of ASU 2016-02, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in ASU 2016-02 will be effective for the Company for fiscal year 2020 beginning on May 1, 2019. The Company has not yet concluded how the new standard will impact its consolidated financial statements.

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

(2)	RECEIVABLES

Receivables, net consist of:

	July 31, 2018	April 30, 2018
	(in thousands)
Fulfillment services	$6,196	$6,189
Real estate operations	26	10
Corporate operations	21	16
	6,243	6,215
Less allowance for doubtful accounts	(377)	(314)
	$5,866	$5,901

During the three months ended July 31, 2018, revenues from one major customer of the Company’s fulfillment services business totaled $1,154,000 or approximately 9.9% of total revenues for the Company. As of July 31, 2018, the Company’s fulfillment services business had $771,000 of outstanding accounts receivable from this customer, which was reduced by collections to $405,000 at September 7, 2018. This customer in-sourced a significant portion of its business from the Company’s fulfillment services business in August 2018, which transfer had been expected and previously disclosed.

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	July 31,	April 30,
	2018	2018
	(in thousands)
Land, buildings and improvements	$15,939	$15,932
Furniture and equipment	18,280	18,239
	34,219	34,171
Less accumulated depreciation	(24,727)	(24,426)
	$9,492	$9,745

Depreciation of property, plant and equipment charged to operations was $287,000 and $321,000 for the three months ended July 31, 2018 and 2017.

(4)	OTHER ASSETS

Other assets consist of:

	July 31,	April 30,
	2018	2018
	(in thousands)
Prepaid expenses	$1,608	$1,561
Deferred order entry costs	515	513
Other	206	247
	$2,329	$2,321

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(5)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	July 31,	April 30,
	2018	2018
	(in thousands)
Fulfillment services	$5,340	$5,448
Real estate operations	2,737	2,425
Corporate operations	342	342
	$8,419	$8,215

As of July 31, 2018, accounts payable and accrued expenses for the Company’s fulfillment services business included customer postage deposits of $2,889,000, accrued expenses of $748,000, trade payables of $600,000 and other of $1,103,000. As of April 30, 2018, accounts payable and accrued expenses for the Company’s fulfillment services business included customer postage deposits of $3,223,000, accrued expenses of $515,000, trade payables of $388,000 and other of $1,322,000.

As of July 31, 2018, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $634,000, trade payables of $681,000, and real estate customer deposits of $1,422,000. As of April 30, 2018, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $746,000, trade payables of $773,000, real estate customer deposits of $897,000 and other of $9,000.

(6)	NOTES PAYABLE

Notes payable, net consist of:

	July 31,	April 30,
	2018	2018
	(in thousands)
Real estate notes payable	$2,157	$1,887
Unamortized debt issuance costs	(86)	(44)
Notes payable, net	$2,071	$1,843

Lomas Encantadas Subdivision – Refer to Note 8 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the loan agreement and related documentation entered into with BOKF, NA dba Bank of Albuquerque in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision (the “Lomas Property”) located in Rio Rancho, New Mexico.

Pursuant to such loan documentation, BOKF, NA agrees to lend up to $4,750,000 to the borrower on a non-revolving line of credit basis to partially fund the development of the Lomas Property. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. The outstanding principal amount of the loan as of July 31, 2018 was $2,115,000 and the borrower made principal repayments of $774,000 during the three months ended July 31, 2018. The loan is scheduled to mature in December 2021. The total book value of the Lomas Property was $10,461,000 as of July 31, 2018. The Company capitalized $26,000 of interest related to this loan in the first quarter of 2019. At July 31, 2018, both the borrower and AMREP Southwest were in compliance with the covenants contained within the loan documentation.

Hawk Site Subdivision – In July 2018, Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of AMREP Southwest, entered into a Business Loan Agreement with Main Bank. The loan under the Business Loan Agreement is evidenced by a Promissory Note and is secured by a Mortgage, between HDC and Main Bank with respect to certain planned residential lots within the Hawk Site subdivision (the “Hawk Property”). Pursuant to a Commercial Guaranty entered into by AMREP Southwest in favor of Main Bank, AMREP Southwest has guaranteed HDC’s obligations under each of the above agreements. The Business Loan Agreement, Promissory Note, Mortgage, Commercial Guaranty and other related transaction documents are collectively referred to as the “HS Loan Documentation.”

Pursuant to the HS Loan Documentation, Main Bank agrees to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of the Hawk Property. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually. Main Bank is required to release the lien of its mortgage on any lot included in the Hawk Property upon HDC making a principal payment equal to the greater of $30,000 or 55% of the sales price of the lot. HDC is required to reduce the principal balance of the loan to a maximum of $1,700,000 at July 20, 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature on July 20, 2021. HDC incurred customary costs and expenses and paid fees to Main Bank in connection with the loan. The outstanding principal amount of the loan as of July 31, 2018 was $42,000 and HDC made no principal repayments during the three months ended July 31, 2018. The total book value of the Hawk Property was $3,218,000 as of July 31, 2018. There was no interest capitalized related to this loan during the first quarter of 2019.

HDC and AMREP Southwest have made certain representations and warranties in the HS Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The HS Loan Documentation contains customary events of default for similar financing transactions, including: HDC’s failure to make principal, interest or other payments when due; the failure of HDC or AMREP Southwest to observe or perform their respective covenants under the HS Loan Documentation; the representations and warranties of HDC or AMREP Southwest being false; and the insolvency or bankruptcy of HDC or AMREP Southwest. Upon the occurrence and during the continuance of an event of default, Main Bank may declare the outstanding principal amount and all other obligations under the HS Loan Documentation immediately due and payable. At July 31, 2018, both HDC and AMREP Southwest were in compliance with the covenants contained within the HS Loan Documentation.

(7)	OTHER REVENUES

Other revenues for the first quarter of 2019 and 2018 consist of:

	Three Months Ended July 31,
	2018	2017
	(in thousands)
Settlement gain	$-	$1,318
Deferred revenue and other	89	88
	$89	$1,406

Deferred revenue and other includes the recognition of deferred revenue related to an oil and gas lease noted below, as well as fees and forfeited deposits from customers earned by AMREP Southwest, together with miscellaneous other income items.

Refer to Note 9 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida in the first quarter of 2018. As a result of this settlement agreement, the Company’s fulfillment services business recognized a gain of $1,318,000 during the first quarter of 2018.

In addition, refer to Note 9 to the consolidated financial statements contained in the 2018 Form 10-K for detail about an oil and gas lease with respect to all minerals and mineral rights owned by the Company or for which the Company has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. No royalties under the lease were received during the three months ended July 31, 2018. Revenue from this transaction is being recorded over the lease term and approximately $57,000 was recognized during the first quarter of each of 2019 and 2018. At July 31, 2018, there was approximately $19,000 of deferred revenue remaining to be recognized before the end of the lease term in September 2018. On September 7, 2018, the oil and gas lease was amended pursuant to a lease extension agreement. The lease extension agreement extends the expiration date of the initial term of the lease from September 2018 to September 2020. No fee was paid by the lessee to the Company with respect to such extension. If lessee or any of its affiliates provides any consideration to obtain, enter into, option, extend or renew an interest in any minerals or mineral rights within Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico at any time from September 2017 through September 2020, lessee shall pay the Company an amount equal to the amount of such consideration paid per acre multiplied by 54,793.24. The lease extension agreement further provides that the lessee shall assign, or shall cause their affiliate to assign, to the Company an overriding royalty interest of 1% with respect to the proceeds received by the lessee with respect to any minerals or minerals rights presently or hereinafter owned by, leased by, optioned by or otherwise subject to the control of lessee or any of its affiliates in any part of Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico.

(8)	BENEFIT PLANS

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Refer to Note 11 to the consolidated financial statements contained in the 2018 Form 10-K for additional detail regarding the Company’s agreements with the Pension Benefit Guaranty Corporation (the “PBGC”). Pursuant to these agreements, the Company has secured $4,535,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the PBGC. The total book value of the real property subject to the mortgages was approximately $7,874,000 as of July 31, 2018. On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first quarter of 2019, there was no change in the appraised value of the mortgaged properties that required the Company to make any additional payments to its pension plan. In addition, following the end of the first quarter of 2019, the agreements with the PBGC terminated by their terms on August 30, 2018 with the PBGC being deemed to have released and discharged the Company and all other members of its controlled group from any claims under such agreements.

The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $157,000 for the three months ended July 31, 2018 and $225,000 for the three months ended July 31, 2017, related to the amortization of the plan’s unrecognized net loss included in Accumulated other comprehensive loss, net in the accompanying financial statements.

The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three months ended July 31, 2018 and made $563,000 of contributions for the three months ended July 31, 2017.

Equity Compensation Plan

Refer to Note 11 to the consolidated financial statements contained in the 2018 Form 10-K for additional detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) and the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 29,200 shares of restricted common stock under the 2016 Equity Plan during the three months ended July 31, 2018. During the three months ended July 31, 2018, 8,750 shares of restricted common stock previously issued under the Equity Plans vested leaving 55,200 restricted shares issued under the Equity Plans that had not vested as of July 31, 2018. For the three months ended July 31, 2018, the Company recognized $28,000 of non-cash compensation expense related to the vesting of restricted shares of common stock, and $18,000 for the same period of 2018. As of July 31, 2018, there was $274,000 of unrecognized compensation expense related to restricted shares of common stock issued under the Equity Plans which had not vested as of that date, which is expected to be recognized over the remaining vesting term not to exceed three years. In addition, the Company recognized $20,000 of expense during the three months ended July 31, 2018 related to deferred stock units expected to be issued to non-employee members of the Company’s Board of Directors in December 2018.

(9)	INCOME TAXES

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017. The Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The Act reduced the federal corporate tax rate to 21.0% effective January 1, 2018. As the Company has an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in the Company having a blended federal tax rate of 29.7% for 2018. Effective May 1, 2018, the Company’s federal corporate tax rate is 21.0%.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). As of July 31, 2018, the Company had not completed its accounting for the tax effects of the Act and expects to complete the accounting during its third quarter of 2019, which could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax balances.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both July 31, 2018 and April 30, 2018 was $58,000, which, if recognized, will have an impact on the effective tax rate and, as a result of the lapse of the statute of limitations, is expected to be recognized in the quarter ending January 31, 2019.

(10)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Real Estate	Fulfillment Services (d)	Corporate and Other	Consolidated
Three months ended July 31, 2018 (a):
Revenues	$4,239	$7,445	$31	$11,715

Net income (loss)	$(511)	$195	$377	$61
Provision (benefit) for income taxes	(180)	55	73	(52)
Interest expense (income), net (b)	585	291	(871)	5
Depreciation and amortization	25	266	-	291
EBITDA (c)	$(81)	$807	$(421)	$305
Capital expenditures	$-	$34	$-	$34
Total assets as of July 31, 2018	$74,336	$18,595	$13,788	$106,719

Three months ended July 31, 2017 (a):
Revenues	$2,747	$8,561	$18	$11,326

Net income	$180	$1,040	$228	$1,448
Provision for income taxes	134	536	96	766
Interest expense (income), net (b)	524	303	(814)	13
Depreciation and amortization	18	303	-	321
EBITDA (c)	$856	$2,182	$(490)	$2,548
Capital expenditures	$-	$10	$-	$10
Total assets as of July 31, 2017	$75,387	$26,485	$3,936	$105,808

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	Interest expense (income), net includes inter-segment interest expense (income) that is eliminated in consolidation.

(c)	The Company uses EBITDA (which the Company defines as income (loss) before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

(d)	Fulfillment services revenues and EBITDA for the three months ended July 31, 2017 included a pre-tax gain of $1,318,000 resulting from the settlement agreement with the State of Florida (see Note 7).

Disaggregation of Revenues

The Company presents revenues disaggregated by business segment and, in the case of fulfillment services, by service provided, and in the case of real estate, by type of lots sold. The Company believes this disaggregation best depicts how its various business segments perform and are affected by economic factors. The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended July 31,
	2018	2017
Fulfillment revenues:
Subscription services	$4,389	$4,260
Membership fulfillment	1,931	1,837
Contact center	976	947
Other revenues	149	199
Total fulfillment revenues	7,445	7,243

Real estate revenues:
Developed land sales
Residential land sales	4,181	2,677
Commercial land sales	-	-
Undeveloped land sales	-	-
Total real estate revenues	4,181	2,677

Total corporate and other revenues	89	1,406
Total revenues	$11,715	$11,326

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the fulfillment services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. Data concerning industry segments is set forth in Note 10 of the notes to the consolidated financial statements included in this report on Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2018, which was filed with the Securities and Exchange Commission on July 20, 2018 (the “2018 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2019 and 2018 are to the fiscal years ending April 30, 2019 and 2018 and all references to the first quarters of 2019 and 2018 mean the fiscal three month periods ended July 31, 2018 and 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2018 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2018 Form 10-K and in Note 1 of the notes to the consolidated financial statements included in this report on Form 10-Q. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2018 Form 10-K. There have been no changes in these critical accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2018 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2018 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the three months ended July 31, 2018 that had a material impact on its consolidated financial statements. The Company adopted the following accounting policies effective May 1, 2018.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates are required under Topic 606 than were required under the prior generally accepted accounting principles of Topic 605, Revenue Recognition (“Topic 605”). In accordance with Topic 606, fulfillment services revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer.

Topic 606 was effective for the Company’s fiscal year beginning May 1, 2018. The Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning after May 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with Topic 605. The adoption of Topic 606 had no impact on the Company’s results of operations.

Statements of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including classifying proceeds from company-owned life insurance proceeds as an investing activity. ASU 2016-15 was effective for the Company’s fiscal year beginning May 1, 2018.

RESULTS OF OPERATIONS

For the first quarter of 2019, the Company recorded net income of $61,000, or $0.01 per share, compared to net income of $1,448,000, or $0.18 per share, for the first quarter of 2018. Revenues were $11,715,000 for the first quarter of 2019 compared to $11,326,000 for the same period of 2018.

Revenues from land sales at AMREP Southwest and its subsidiaries were $4,181,000 for the first quarter of 2019 compared to $2,677,000 for the same period of 2018. For 2018, $2,044,000 of the $2,677,000 of revenues from land sales was for an approximate five acre undeveloped commercial property in Colorado, which was sold with a gross profit percentage of 65%.

For the first quarter of 2019 and 2018, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Ended July 31, 2018			Ended July 31, 2017
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Three months:
Developed
Residential	11.5	$4,150	$361	1.8	$598	$332
Commercial	-	-	-	-	-	-
Total Developed	11.5	4,150	361	1.8	598	332
Undeveloped	.8	31	39	2.5	35	14
Total	12.3	$4,181	$340	4.3	$633	$147

The average gross profit percentage on land sales in New Mexico before indirect costs was 11% for the first quarter of 2019 compared to 18% for the same period of 2018. The profit percentage is attributable to the mix of lots sold with developed lots having a lower profit percentage compared to undeveloped lots. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company’s fulfillment services operations were $7,445,000 for the first quarter of 2019 compared to $7,243,000 for the same period of 2018. The increased revenues were primarily attributable to new business, offset in part by reduced business volumes from existing customers, price concessions on renewed contracts and lost business. The Company’s fulfillment services business has been successful in obtaining new business partially as a result of a significant competitor announcing its intention to cease operations. Otherwise, magazine publishers are one of the principal customers of the Company’s fulfillment services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from the Company’s fulfillment services business and its competitors when contracts are up for bid or renewal. One customer of the Company’s fulfillment services business whose revenues were approximately 9.9% of the total Company revenues for the three months ended July 31, 2018 in-sourced a significant portion of its business from the Company’s fulfillment services business in August 2018, which transfer had been expected and previously disclosed.

Other revenues were $89,000 for the first quarter of 2019 compared to $1,406,000 for the same period of 2018. Other revenues for the first quarter of 2018 were primarily due to a pre-tax gain of $1,318,000 related to a settlement agreement with the State of Florida by Palm Coast (refer to Note 7 of the notes to the consolidated financial statements included in this report on Form 10-Q). In addition to the pre-tax gain in 2018, Other revenues in the first quarter of 2019 and 2018 includes the recognition of deferred revenue related to an oil and gas lease, as well as fees and forfeited deposits from customers earned by AMREP Southwest and miscellaneous other income items.

Operating and selling expenses for real estate decreased from $511,000 for the first quarter of 2018 to $276,000 for the same period of 2019, primarily due to reduced commissions on sales activity and lower real estate taxes and costs of storm water pollution prevention. Operating and selling expenses for fulfillment services increased from $6,094,000 for the first quarter of 2018 to $6,338,000 for the same period in 2019, primarily due to increased costs related to payroll and benefits, bad debt expense, supplies expense and outside services.

Real estate general and administrative expenses increased from $114,000 for the first quarter of 2018 to $188,000 for the same period of 2019, primarily due to an increase in legal fees. Fulfillment services general and administrative expenses decreased from $349,000 for the first quarter of 2018 to $346,000 for the same period of 2019, with no significant variances in specific expense line items. Corporate general and administrative expenses increased from $808,000 for the first quarter of 2018 to $822,000 for the same period of 2019, primarily due to increased costs related to payroll and benefits, offset in part by lower travel and legal expenses.

Interest expense was $5,000 for the first quarter of 2019 compared to $13,000 for the same period of 2018. Interest expense in 2019 was related to borrowings for land development activities, while interest expense in 2018 was primarily related to the liability with the State of Florida noted above. The Company capitalized interest of $26,000 for the first quarter of 2019 compared to none for the same period of 2018.

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017. The Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The Act reduced the federal corporate tax rate to 21.0% effective January 1, 2018. As the Company has an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in the Company having a blended federal tax rate of 29.7% for 2018. Effective May 1, 2018, the Company’s federal corporate tax rate is 21.0%.

The Company had a benefit for income taxes of $52,000 in connection with $9,000 of income before income taxes for the first quarter of 2019, as compared to a provision for income taxes of $766,000 in connection with $2,214,000 of income before income taxes for the same period of 2018. The (benefit) provision for income taxes includes expenses related to federal income tax as well as the net tax benefits related to state operating losses.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both July 31, 2018 and April 30, 2018 was $58,000, which, if recognized, will have an impact on the effective tax rate and, as a result of the lapse of the statute of limitations, is expected to be recognized in the quarter ending January 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industries in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K.

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Refer to Note 11 to the consolidated financial statements contained in the 2018 Form 10-K for additional detail regarding the Company’s agreements with the Pension Benefit Guaranty Corporation (the “PBGC”). Pursuant to these agreements, the Company has secured $4,535,000 of accrued pension-related obligations with first lien mortgages on certain real property in favor of the PBGC. The total book value of the real property subject to the mortgages was approximately $7,874,000 as of July 31, 2018. On an annual basis, the Company is required to provide updated appraisals on each mortgaged property and, if the appraised value of the mortgaged properties is less than two times the amount of the accrued pension-related obligations secured by the mortgages, the Company is required to make a payment to its pension plan in an amount equal to one-half of the amount of the shortfall. During the first quarter of 2019, there was no change in the appraised value of the mortgaged properties that required the Company to make any additional payments to its pension plan. In addition, following the end of the first quarter of 2019, the agreements with the PBGC terminated by their terms on August 30, 2018 with the PBGC being deemed to have released and discharged the Company and all other members of its controlled group from any claims under such agreements.

Operating Activities

Receivables, net decreased from $5,901,000 at April 30, 2018 to $5,866,000 at July 31, 2018, primarily due to the timing of collections. Real estate inventory increased from $58,874,000 at April 30, 2018 to $59,174,000 at July 31, 2018, primarily due to an increase in land development activity, offset in part by real estate land sales. Property, plant and equipment, net decreased from $9,745,000 at April 30, 2018 to $9,492,000 at July 31, 2018, primarily due to depreciation of fixed assets. Taxes receivable, net was $209,000 at April 30, 2018, and included an anticipated refund of federal taxes of $271,000. During the first quarter of 2019, the Company received the $271,000 refund, which resulted in a Taxes payable, net balance of $65,000 at July 31, 2018.

Accounts payable and accrued expenses increased from $8,215,000 at April 30, 2018 to $8,419,000 at July 31, 2018, primarily due to an increase in land development activity. Notes payable, net increased from $1,843,000 at April 30, 2018 to $2,071,000 at July 31, 2018, primarily due to financing of land development activity. Other liabilities and deferred revenue decreased from $149,000 at April 30, 2018 to $122,000 at July 31, 2018, primarily due to the recognition of deferred revenue related to an oil and gas lease.

Financing Activities

Lomas Encantadas Subdivision – Refer to Note 8 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the loan agreement and related documentation entered into with BOKF, NA dba Bank of Albuquerque in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision (the “Lomas Property”) located in Rio Rancho, New Mexico.

Pursuant to such loan documentation, BOKF, NA agrees to lend up to $4,750,000 to the borrower on a non-revolving line of credit basis to partially fund the development of the Lomas Property. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. The outstanding principal amount of the loan as of July 31, 2018 was $2,115,000 and the borrower made principal repayments of $774,000 during the three months ended July 31, 2018. The outstanding principal amount of the loan as of September 7, 2018 was $1,900,000. The loan is scheduled to mature in December 2021. The total book value of the Lomas Property was $10,461,000 as of July 31, 2018. The Company capitalized $26,000 of interest related to this loan in the first quarter of 2019. At July 31, 2018, both the borrower and AMREP Southwest were in compliance with the covenants contained within the loan documentation.

Hawk Site Subdivision – In July 2018, Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of AMREP Southwest, entered into a Business Loan Agreement with Main Bank. The loan under the Business Loan Agreement is evidenced by a Promissory Note and is secured by a Mortgage, between HDC and Main Bank with respect to certain planned residential lots within the Hawk Site subdivision (the “Hawk Property”). Pursuant to a Commercial Guaranty entered into by AMREP Southwest in favor of Main Bank, AMREP Southwest has guaranteed HDC’s obligations under each of the above agreements. The Business Loan Agreement, Promissory Note, Mortgage, Commercial Guaranty and other related transaction documents are collectively referred to as the “HS Loan Documentation.”

Pursuant to the HS Loan Documentation, Main Bank agrees to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of the Hawk Property. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually. Main Bank is required to release the lien of its mortgage on any lot included in the Hawk Property upon HDC making a principal payment equal to the greater of $30,000 or 55% of the sales price of the lot. HDC is required to reduce the principal balance of the loan to a maximum of $1,700,000 at July 20, 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature on July 20, 2021. HDC incurred customary costs and expenses and paid fees to Main Bank in connection with the loan. The outstanding principal amount of the loan as of July 31, 2018 was $42,000 and HDC made no principal repayments during the three months ended July 31, 2018. The outstanding principal amount of the loan as of September 7, 2018 was $42,000. The total book value of the Hawk Property was $3,218,000 as of July 31, 2018. There was no interest capitalized related to this loan during the first quarter of 2019.

HDC and AMREP Southwest have made certain representations and warranties in the HS Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The HS Loan Documentation contains customary events of default for similar financing transactions, including: HDC’s failure to make principal, interest or other payments when due; the failure of HDC or AMREP Southwest to observe or perform their respective covenants under the HS Loan Documentation; the representations and warranties of HDC or AMREP Southwest being false; and the insolvency or bankruptcy of HDC or AMREP Southwest. Upon the occurrence and during the continuance of an event of default, Main Bank may declare the outstanding principal amount and all other obligations under the HS Loan Documentation immediately due and payable. At July 31, 2018, both HDC and AMREP Southwest were in compliance with the covenants contained within the HS Loan Documentation.

Investing Activities

Capital expenditures for property, plant and equipment totaled $34,000 for the first quarter of 2019 and $10,000 for the same period of 2018, primarily related to the Company’s fulfillment services business in both periods.

The Company received life insurance proceeds of $85,000 during the first quarter of 2019, which is reflected in the accompanying Consolidated Statement of Cash Flows. The income associated with the life insurance proceeds was recognized in various years prior to the first quarter of 2019.

Statement of Forward-Looking Information

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

The forward-looking statements contained in this report include, but are not limited to, the effect of recent accounting pronouncements on the Company, the timing of recognizing unrecognized compensation expense related to shares of restricted common stock issued under the Equity Plans, the issuance of deferred stock units to non-employee members of the Company’s Board of Directors, the liability for unrecognized tax benefits changing in the next twelve months, the availability of bank financing for projects, the expected utilization of existing bank financing, the impact and the timing of completion of accounting for the tax effects of the of the U.S. Tax Cuts and Jobs Act on the Company and the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following disclosure would otherwise be filed on Form 8-K under Item 1.01:

Refer to Note 9 to the consolidated financial statements contained in the 2018 Form 10-K for detail about an oil and gas lease with respect to all minerals and mineral rights owned by the Company or for which the Company has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. On September 7, 2018, the oil and gas lease was amended pursuant to a lease extension agreement. The lease extension agreement extends the expiration date of the initial term of the lease from September 2018 to September 2020. No fee was paid by the lessee to the Company with respect to such extension. If lessee or any of its affiliates provides any consideration to obtain, enter into, option, extend or renew an interest in any minerals or mineral rights within Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico at any time from September 2017 through September 2020, lessee shall pay the Company an amount equal to the amount of such consideration paid per acre multiplied by 54,793.24. The lease extension agreement further provides that the lessee shall assign, or shall cause their affiliate to assign, to the Company an overriding royalty interest of 1% with respect to the proceeds received by the lessee with respect to any minerals or minerals rights presently or hereinafter owned by, leased by, optioned by or otherwise subject to the control of lessee or any of its affiliates in any part of Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico.

The foregoing description of the lease extension agreement is a summary only and is qualified in all respects by the provisions of the lease extension agreement, a copy of which is attached hereto as Exhibit 10.5 and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Business Loan Agreement, dated July 20, 2018, between Main Bank and Hawksite 27 Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 25, 2018)
10.2	Promissory Note, dated July 20, 2018, by Hawksite 27 Development Company, LLC in favor of Main Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed July 25, 2018)
10.3	Mortgage, dated July 20, 2018, between Main Bank and Hawksite 27 Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed July 25, 2018)
10.4	Commercial Guaranty, dated July 24, 2018, made by AMREP Southwest Inc. for the benefit of Main Bank. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed July 25, 2018)
10.5	Lease Extension Agreement, dated September 7, 2018, by and among Southwest Mineral Company, LLC, Thrust Energy, Inc. and Cebolla Roja, LLC.
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2018	AMREP CORPORATION
(Registrant)

By:	/s/ James M. McMonagle
James M. McMonagle
Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Business Loan Agreement, dated July 20, 2018, between Main Bank and Hawksite 27 Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 25, 2018)
10.2	Promissory Note, dated July 20, 2018, by Hawksite 27 Development Company, LLC in favor of Main Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed July 25, 2018)
10.3	Mortgage, dated July 20, 2018, between Main Bank and Hawksite 27 Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed July 25, 2018)
10.4	Commercial Guaranty, dated July 24, 2018, made by AMREP Southwest Inc. for the benefit of Main Bank. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed July 25, 2018)
10.5	Lease Extension Agreement, dated September 7, 2018, by and among Southwest Mineral Company, LLC, Thrust Energy, Inc. and Cebolla Roja, LLC.
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

