Form 10-Q
period 2018-10-31
AMREP CORP.
filed 2018-12-11
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 7, 2018 – 8,127,904.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	October 31, 2018	April 30, 2018
	(Unaudited)	(Revised)
ASSETS
Cash and cash equivalents	$13,993	$14,041
Receivables, net	5,542	5,901
Real estate inventory	58,968	58,874
Investment assets	9,713	9,714
Property, plant and equipment, net	9,207	9,745
Other assets, net	2,366	2,321
Taxes receivable, net	-	209
Deferred income taxes, net	4,829	4,865
TOTAL ASSETS	$104,618	$105,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$7,767	$7,497
Taxes payable, net	44	-
Notes payable, net	1,972	1,843
Other liabilities and deferred revenue	99	149
Accrued pension costs	6,970	9,051
TOTAL LIABILITIES	16,852	18,540

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,353,154 at October 31, 2018 and 8,323,954 at April 30, 2018	835	832
Capital contributed in excess of par value	51,125	50,922
Retained earnings	47,641	47,525
Accumulated other comprehensive loss, net	(7,620)	(7,934)
Treasury stock, at cost; 225,250 shares at October 31, 2018 and April 30, 2018	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	87,766	87,130
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,618	$105,670

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended October 31, 2018 and 2017

(Amounts in thousands, except per share amounts)

	2018	2017

REVENUES:
Fulfillment services	$6,941	$7,673
Real estate land sales	2,367	1,416
Other	300	86
	9,608	9,175
COSTS AND EXPENSES:
Real estate land sales	2,162	1,139
Operating and selling expenses:
Fulfillment services	5,974	5,983
Real estate	245	582
General and administrative expenses:
Fulfillment services	334	308
Real estate operations	116	86
Corporate operations	762	696
Interest expense	7	18
	9,600	8,812
Income before income taxes	8	363

(Benefit) provision for income taxes	(47)	85
Net income	55	278

Retained earnings, beginning of period (Revised)	47,586	48,735
Retained earnings, end of period (2017 Revised)	$47,641	$49,013

Earnings per share – basic and diluted	$0.00	$0.03

Weighted average number of common shares outstanding – basic	8,095	8,070

Weighted average number of common shares outstanding – diluted	8,146	8,102

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Six Months Ended October 31, 2018 and 2017

(Amounts in thousands, except per share amounts)

	2018	2017

REVENUES:
Fulfillment services	$14,386	$14,916
Real estate land sales	6,548	4,093
Other	389	1,492
	21,323	20,501
COSTS AND EXPENSES:
Real estate land sales	5,893	2,362
Operating and selling expenses:
Fulfillment services	12,312	12,077
Real estate	521	1,093
General and administrative expenses:
Fulfillment services	680	657
Real estate operations	304	200
Corporate operations	1,584	1,504
Interest expense	12	31
	21,306	17,924
Income before income taxes	17	2,577

(Benefit) provision for income taxes	(99)	851
Net income	116	1,726

Retained earnings, beginning of period (Revised)	47,525	47,287
Retained earnings, end of period (2017 Revised)	$47,641	$49,013

Earnings per share – basic and diluted	$0.01	$0.21

Weighted average number of common shares outstanding – basic	8,090	8,067

Weighted average number of common shares outstanding – diluted	8,135	8,096

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended October 31, 2018 and 2017

(Amounts in thousands)

	Three Months Ended October 31,
	2018	2017

Net income	$55	$278
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($69 in 2019 and $98 in 2018)	157	225
Other comprehensive income	157	225
Total comprehensive income	$212	$503

	Six Months Ended October 31,
	2018	2017

Net income	$116	$1,726
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($138 in 2019 and $196 in 2018)	314	450
Other comprehensive income	314	450
Total comprehensive income	$430	$2,176

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended October 31, 2018 and 2017

(Amounts in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116	$1,726
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	573	635
Amortization of debt issuance costs	11	-
Non-cash credits and charges:
Non-cash gain on settlement	-	(1,318)
Non-cash deferred revenue recognized	-	(40)
Provision for (recovery of) doubtful accounts	37	(14)
Stock-based compensation	81	45
Net periodic pension cost	371	500
Changes in assets and liabilities:
Receivables	322	15
Real estate inventory and investment assets	(93)	161
Other assets	(6)	153
Accounts payable and accrued expenses	270	236
Taxes receivable (payable)	253	(6)
Other liabilities and deferred revenue	(50)	(262)
Deferred income taxes	(102)	856
Accrued pension costs	(2,000)	(640)
Total adjustments	(333)	321
Net cash (used in) provided by operating activities	(217)	2,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	85	-
Capital expenditures – property, plant and equipment	(34)	(29)
Net cash provided by (used in) investing activities	51	(29)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	1,335	-
Principal debt payments	(1,171)	-
Payments for debt issuance costs	(46)	-
Net cash provided by financing activities	118	-

(Decrease) increase in cash and cash equivalents	(48)	2,018
Cash and cash equivalents, beginning of period	14,041	11,811
Cash and cash equivalents, end of period	$13,993	$13,829

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$1	$26
Income taxes (refunded) paid, net	$(249)	$6

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended October 31, 2018 and 2017

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2019 and 2018 are to the fiscal years ending April 30, 2019 and 2018 and all references to the second quarter and first six months of 2019 and 2018 mean the fiscal three month and six month periods ended October 31, 2018 and 2017.

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2018 Form 10-K, except for those effective May 1, 2018 as described below.

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

Statements of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including classifying proceeds from company-owned life insurance proceeds as an investing activity. ASU 2016-15 was effective for the Company’s fiscal year beginning May 1, 2018. The Company received life insurance proceeds of $85,000 during the three months ended July 31, 2018, which is reflected in the accompanying Consolidated Statement of Cash Flows as an investing activity. The income associated with the life insurance proceeds was recognized in various years prior to 2019.

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

In January 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 will be effective for the Company’s fiscal year 2020 beginning May 1, 2019. The Company has not determined whether it will elect to reclassify such tax effects. The adoption of ASU 2018-02 by the Company is not expected to have a material effect on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for the Company’s fiscal year 2020 beginning May 1, 2019. The adoption of ASU 2018-07 by the Company is not expected to have a material effect on its consolidated financial statements.

(2)	RECEIVABLES

Receivables, net consist of:

	October 31, 2018	April 30, 2018
	(in thousands)
Fulfillment services	$5,805	$6,189
Real estate operations	68	10
Corporate operations	20	16
	5,893	6,215
Less allowance for doubtful accounts	(351)	(314)
	$5,542	$5,901

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	October 31,	April 30,
	2018	2018
	(in thousands)
Land, buildings and improvements	$15,946	$15,932
Furniture and equipment	18,287	18,239
	34,233	34,171
Less accumulated depreciation	(25,026)	(24,426)
	$9,207	$9,745

Depreciation of property, plant and equipment charged to operations was $286,000 and $573,000 for the second quarter and first six months of 2019 and $314,000 and $635,000 for the second quarter and first six months of 2018.

(4)	OTHER ASSETS

Other assets consist of:

	October 31,	April 30,
	2018	2018
	(in thousands)
Prepaid expenses	$1,582	$1,561
Deferred order entry costs	578	513
Other	206	247
	$2,366	$2,321

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(5)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	October 31,	April 30,
	2018	2018
	(in thousands)
		(Revised)
Fulfillment services	$4,863	$4,730
Real estate operations	2,646	2,425
Corporate operations	258	342
	$7,767	$7,497

As of October 31, 2018, accounts payable and accrued expenses for the Company’s fulfillment services business included customer postage deposits of $2,327,000, accrued expenses of $368,000, trade payables of $635,000 and other of $1,533,000. As of April 30, 2018, accounts payable and accrued expenses (revised) for the Company’s fulfillment services business included customer postage deposits of $2,505,000, accrued expenses of $515,000, trade payables of $388,000 and other of $1,322,000.

As of October 31, 2018, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $653,000, trade payables of $899,000, and real estate customer deposits of $1,094,000. As of April 30, 2018, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $746,000, trade payables of $773,000, real estate customer deposits of $897,000 and other of $9,000.

(6)	NOTES PAYABLE

Notes payable, net consist of:

	October 31,	April 30,
	2018	2018
	(in thousands)
Real estate notes payable	$2,051	$1,887
Unamortized debt issuance costs	(79)	(44)
Notes payable, net	$1,972	$1,843

Lomas Encantadas Subdivision – Refer to Note 8 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the loan agreement and related documentation entered into with BOKF, NA dba Bank of Albuquerque in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico.

Pursuant to such loan documentation, BOKF, NA agrees to lend up to $4,750,000 to the borrower on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. The outstanding principal amount of the loan as of October 31, 2018 was $2,009,000 and the borrower made principal repayments of $1,171,000 during the first six months of 2019. The loan is scheduled to mature in December 2021. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BOKF, NA was $11,273,000 as of October 31, 2018. The Company capitalized $25,000 and $51,000 of interest related to this loan in the second quarter and first six months of 2019. At October 31, 2018, both the borrower and AMREP Southwest were in compliance with the covenants contained within the loan documentation.

Hawk Site Subdivision – In July 2018, Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of AMREP Southwest, entered into a Business Loan Agreement with Main Bank. The loan under the Business Loan Agreement is evidenced by a Promissory Note and is secured by a Mortgage, between HDC and Main Bank with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by AMREP Southwest in favor of Main Bank, AMREP Southwest has guaranteed HDC’s obligations under each of the above agreements. The Business Loan Agreement, Promissory Note, Mortgage, Commercial Guaranty and other related transaction documents are collectively referred to as the “HS Loan Documentation.”

Pursuant to the HS Loan Documentation, Main Bank agrees to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually. Main Bank is required to release the lien of its mortgage on any lot upon HDC making a principal payment equal to the greater of $30,000 or 55% of the sales price of the lot. HDC is required to reduce the principal balance of the loan to a maximum of $1,700,000 in July 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in July 2021. HDC incurred customary costs and expenses and paid fees to Main Bank in connection with the loan. The outstanding principal amount of the loan as of October 31, 2018 was $42,000 and HDC made no principal repayments during the first six months of 2019. The total book value of the property within the Hawk Site subdivision mortgaged to Main Bank was $3,883,000 as of October 31, 2018. The Company capitalized $1,000 of interest related to this loan in the second quarter and first six months of 2019.

HDC and AMREP Southwest have made certain representations and warranties in the HS Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The HS Loan Documentation contains customary events of default for similar financing transactions, including: HDC’s failure to make principal, interest or other payments when due; the failure of HDC or AMREP Southwest to observe or perform their respective covenants under the HS Loan Documentation; the representations and warranties of HDC or AMREP Southwest being false; and the insolvency or bankruptcy of HDC or AMREP Southwest. Upon the occurrence and during the continuance of an event of default, Main Bank may declare the outstanding principal amount and all other obligations under the HS Loan Documentation immediately due and payable. At October 31, 2018, both HDC and AMREP Southwest were in compliance with the covenants contained within the HS Loan Documentation.

(7)	OTHER REVENUES

Other revenues for the second quarter and first six months of 2019 and 2018 consist of:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Deferred revenue and other	$300	$86
	$300	$86

	Six Months Ended October 31,
	2018	2017
	(in thousands)
Settlement gain	$-	$1,318
Deferred revenue and other	389	174
	$389	$1,492

Deferred revenue and other includes the recognition of deferred revenue related to an oil and gas lease noted below, as well as fees and forfeited deposits from customers earned by AMREP Southwest, together with miscellaneous other income items.

Refer to Note 9 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida during the three months ended July 31, 2017. As a result of this settlement agreement, the Company’s fulfillment services business recognized a gain of $1,318,000 during the three months ended July 31, 2017.

In addition, refer to Note 9 to the consolidated financial statements contained in the 2018 Form 10-K for detail about an oil and gas lease with respect to all minerals and mineral rights owned by the Company or for which the Company has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. No royalties under the lease were received during the second quarter and first six months of 2019. Revenue from this transaction was recorded over the lease term though September 2018 and was $19,000 and $76,000 for the second quarter and first six months of 2019 and $57,000 and $114,000 for the second quarter and first six months of 2018. At October 31, 2018, there was no additional deferred revenue remaining to be recognized. In September 2018, the oil and gas lease was amended pursuant to a lease extension agreement. The lease extension agreement extends the expiration date of the initial term of the lease from September 2018 to September 2020. No fee was paid by the lessee to the Company with respect to such extension. If lessee or any of its affiliates provides any consideration to obtain, enter into, option, extend or renew an interest in any minerals or mineral rights within Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico at any time from September 2017 through September 2020, lessee shall pay the Company an amount equal to the amount of such consideration paid per acre multiplied by 54,793.24. The lease extension agreement further provides that the lessee shall assign, or shall cause their affiliate to assign, to the Company an overriding royalty interest of 1% with respect to the proceeds derived from any minerals or minerals rights presently or hereinafter owned by, leased by, optioned by or otherwise subject to the control of lessee or any of its affiliates in any part of Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico.

(8)	BENEFIT PLANS

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Refer to Note 11 to the consolidated financial statements contained in the 2018 Form 10-K for additional detail regarding the Company’s agreements with the Pension Benefit Guaranty Corporation (the “PBGC”). The agreements with the PBGC terminated by their terms in August 2018 with the PBGC being deemed to have released and discharged the Company and all other members of its controlled group from any claims under such agreements.

The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $157,000 and $314,000 for the second quarter and first six months of 2019 and $225,000 and $450,000 for the second quarter and first six months of 2018, related to the amortization of the plan’s unrecognized net loss included in Accumulated other comprehensive loss, net in the accompanying financial statements.

The Company funds the pension plan in compliance with IRS funding requirements. The Company made contributions of $2,000,000 and $640,000 to the pension plan during first six months of 2019 and 2018.

Equity Compensation Plan

Refer to Note 11 to the consolidated financial statements contained in the 2018 Form 10-K for additional detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) and the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 29,200 shares of restricted common stock under the 2016 Equity Plan during the first six months of 2019. During the first six months of 2019, 16,583 shares of restricted common stock previously issued under the Equity Plans vested leaving 47,367 restricted shares issued under the Equity Plans that had not vested as of October 31, 2018. For the second quarter and first six months of 2019, the Company recognized $53,000 and $81,000 of non-cash compensation expense related to the vesting of restricted shares of common stock, and $27,000 and $45,000 for the same periods of 2018. As of October 31, 2018, there was $221,000 of unrecognized compensation expense related to restricted shares of common stock issued under the Equity Plans which had not vested as of that date, which is expected to be recognized over the remaining vesting term not to exceed three years. In addition, the Company recognized $20,000 and $40,000 of expense during the second quarter and first six months of 2019 related to deferred stock units expected to be issued in December 2018 to non-employee members of the Company’s Board of Directors.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). As of October 31, 2018, the Company had not completed its accounting for the tax effects of the Act and expects to complete the accounting during the three month period ending January 31, 2019, which could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax balances.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both October 31, 2018 and April 30, 2018 was $58,000, which, if recognized, will have an impact on the effective tax rate. As a result of the lapse of the statute of limitations, this amount is expected to be recognized during the three month period ending January 31, 2019.

(10)	PRIOR PERIOD REVISIONS

Deferred income taxes, net, accounts payable and accrued expenses and retained earnings of the Company at May 1, 2017 have been revised to reduce the carrying value of certain liabilities. Management has determined that the revisions as shown below are not material to the Company’s consolidated financial statements.

			Revised
	Balance	Adjustment	Balance
	April 30, 2017	Increase	May 1, 2017
Revisions to the consolidated financial statements:
Retained earnings	$46,764	$523	$47,287

			Revised
	Balance	Adjustment	Balance
	July 31, 2017	Increase	August 1, 2017
Revisions to the consolidated financial statements:
Retained earnings	$48,212	$523	$48,735

			Revised
	Balance	Adjustment	Balance
	October 31, 2017	Increase	November 1, 2017
Revisions to the consolidated financial statements:
Retained earnings	$48,490	$523	$49,013

		Adjustment	Revised
	Balance	Increase	Balance
	April 30, 2018	(Decrease)	April 30, 2018
Revisions to the consolidated financial statements:
Deferred income taxes, net	$5,060	$(195)	$4,865
Accounts payable and accrued expenses	$8,215	$(718)	$7,497
Retained earnings	$47,002	$523	$47,525

			Revised
	Balance	Adjustment	Balance
	July 31, 2018	Increase	August 1, 2018
Revisions to the consolidated financial statements:
Retained earnings	$47,063	$523	$47,586

(11)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Real Estate	Fulfillment Services (d)	Corporate and Other	Consolidated
Three months ended October 31, 2018 (a):
Revenues	$2,636	$6,941	$31	$9,608

Net (loss) income	$(466)	$93	$428	$55
(Benefit) provision for income taxes	(163)	26	90	(47)
Interest expense (income), net (b)	592	296	(881)	7
Depreciation	23	263	-	286
EBITDA (c)	$(14)	$678	$(363)	$301
Capital expenditures	$-	$-	$-	$-

	Real Estate	Fulfillment Services (d)	Corporate and Other	Consolidated
Three months ended October 31, 2017 (a):
Revenues	$1,476	$7,673	$26	$9,175

Net (loss) income	$(577)	$560	$295	$278
(Benefit) provision for income taxes	(338)	289	134	85
Interest expense (income), net (b)	524	293	(799)	18
Depreciation	17	297	-	314
EBITDA (c)	$(374)	$1,439	$(370)	$695
Capital expenditures	$-	$19	$-	$19

Six months ended October 31, 2018 (a):
Revenues	$6,875	$14,386	$62	$21,323

Net (loss) income	$(977)	$288	$805	$116
(Benefit) provision for income taxes	(343)	81	163	(99)
Interest expense (income), net (b)	1,177	587	(1,752)	12
Depreciation	44	529	-	573
EBITDA (c)	$(99)	$1,485	$(784)	$602
Capital expenditures	$-	$34	$-	$34
Total assets as of October 31, 2018	$74,196	$18,410	$12,012	$104,618

Six months ended October 31, 2017 (a):
Revenues	$4,223	$16,234	$44	$20,501

Net (loss) income	$(397)	$1,600	$523	$1,726
(Benefit) provision for income taxes	(204)	825	230	851
Interest expense (income), net (b)	1,048	596	(1,613)	31
Depreciation	35	600	-	635
EBITDA (c)	$482	$3,621	$(860)	$3,243
Capital expenditures	$-	$29	$-	$29
Total assets as of October 31, 2017	$74,233	$25,745	$7,044	$107,022

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	Interest expense (income), net includes inter-segment interest expense (income) that is eliminated in consolidation.

(c)	The Company uses EBITDA (which the Company defines as (loss) income before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net (loss) income as a key measure of profit or loss for segment performance and evaluation purposes.

(d)	Fulfillment services revenues and EBITDA for the first six months of 2018 included a pre-tax gain of $1,318,000 resulting from the settlement agreement with the State of Florida (see Note 7).

Disaggregation of Revenues

The Company presents revenues disaggregated by business segment and, in the case of fulfillment services, by service provided, and, in the case of real estate, by type of lots sold. The Company believes this disaggregation best depicts how its various business segments perform and are affected by economic factors. The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended October 31,
	2018	2017
Fulfillment revenues:
Subscription services	$4,484	$4,669
Membership fulfillment	1,188	1,802
Contact center	1,087	1,020
Other revenues	182	182
Total fulfillment revenues	6,941	7,673

Real estate revenues:
Developed land sales
Residential land sales	2,367	1,411
Commercial land sales	-	-
Undeveloped land sales	-	5
Total real estate revenues	2,367	1,416

Total corporate and other revenues	300	86
Total revenues	$9,608	$9,175

	Six Months Ended October 31,
	2018	2017
Fulfillment revenues:
Subscription services	$8,873	$8,929
Membership fulfillment	3,119	3,639
Contact center	2,063	1,967
Other revenues	331	381
Total fulfillment revenues	14,386	14,916

Real estate revenues:
Developed land sales
Residential land sales	6,517	4,053
Commercial land sales	-	-
Undeveloped land sales	31	40
Total real estate revenues	6,548	4,093

Total corporate and other revenues	389	1,492
Total revenues	$21,323	$20,501

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: the real estate business operated by AMREP Southwest Inc. (“AMREP Southwest”) and its subsidiaries and the fulfillment services business operated by Palm Coast Data LLC (“Palm Coast”) and its affiliates. Data concerning industry segments is set forth in Note 11 of the notes to the consolidated financial statements included in this report on Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s foreign sales and activities are not significant.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2018, which was filed with the Securities and Exchange Commission on July 20, 2018 (the “2018 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2019 and 2018 are to the fiscal years ending April 30, 2019 and 2018 and all references to the second quarter and first six months of 2019 and 2018 mean the fiscal three month and six month periods ended October 31, 2018 and 2017.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2018 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2018 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy during the first six months of 2019 that had a material impact on its consolidated financial statements. The Company adopted the following accounting policies effective May 1, 2018.

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

RESULTS OF OPERATIONS

For the second quarter of 2019, the Company recorded net income of $55,000, or $0.00 per share, compared to net income of $278,000, or $0.03 per share, for the second quarter of 2018. For the first six months of 2019, the Company recorded net income of $116,000, or $0.01 per share, compared to net income of $1,726,000, or $0.21 per share, for the same period of 2018. Revenues were $9,608,000 and $21,323,000 for the second quarter and first six months of 2019 compared to $9,175,000 and $20,501,000 for the same periods of the prior year.

Revenues from land sales at AMREP Southwest and its subsidiaries were $2,367,000 and $6,548,000 for the second quarter and first six months of 2019 compared to $1,416,000 and $4,093,000 for the same periods of the prior year. For the first six months of 2018, $2,044,000 of the $4,093,000 of revenues from land sales was for an approximate five acre undeveloped commercial property in Colorado, which was sold with a gross profit percentage of 65%.

For the second quarter and first six months of 2019 and 2018, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Ended October 31, 2018			Ended October 31, 2017
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Three months:
Developed
Residential	6.7	$2,367	$353	3.9	$1,411	$362
Commercial	-	-	-	-	-	-
Total Developed	6.7	2,367	353	3.9	1,411	362
Undeveloped	-	-	-	1.1	5	5
Total	6.7	$2,367	$353	5.0	$1,416	$283

	Ended October 31, 2018			Ended October 31, 2017
Six months:
Developed
Residential	18.2	$6,517	$358	5.7	$2,009	$352
Commercial	-	-	-	-	-	-
Total Developed	18.2	6,517	358	5.7	2,009	352
Undeveloped	.8	31	39	3.6	40	11
Total	19.0	$6,548	$345	9.3	$2,049	$220

The average gross profit percentage on land sales in New Mexico before indirect costs was 9% and 10% for the second quarter and first six months of 2019 compared to 20% and 19% for the same periods of 2018. The profit percentage is attributable to the mix of lots sold with developed lots having a lower profit percentage compared to undeveloped lots. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company’s fulfillment services operations were $6,941,000 and $14,386,000 for the second quarter and first six months of 2019 compared to $7,673,000 and $14,916,000 for the same periods of 2018. The decreased revenues were primarily attributable to reduced business volumes from existing customers, price concessions on renewed contracts and lost business, offset in part by new business. The Company’s fulfillment services business has been successful in obtaining new business partially as a result of a significant competitor announcing its intention to cease operations; however, one customer of the Company’s fulfillment services business whose revenues were approximately 7.8% of total Company revenues for the first six months of 2019 in-sourced a significant portion of its business from the Company’s fulfillment services business in August 2018, which transfer had been expected and previously disclosed. Otherwise, magazine publishers are one of the principal customers of the Company’s fulfillment services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from the Company’s fulfillment services business and its competitors when contracts are up for bid or renewal.

Other revenues were $300,000 and $389,000 for the second quarter and first six months of 2019 compared to $86,000 and $1,492,000 for the same periods of 2018. Other revenues for the first six months of 2018 were primarily due to a pre-tax gain of $1,318,000 related to a settlement agreement with the State of Florida by Palm Coast (refer to Note 7 of the notes to the consolidated financial statements included in this report on Form 10-Q). In addition to this pre-tax gain in 2018, Other revenues in the second quarter and first six months of 2019 and 2018 included the recognition of deferred revenue related to an oil and gas lease, fees and forfeited deposits from customers earned by AMREP Southwest and miscellaneous other income items.

Operating and selling expenses for real estate decreased from $582,000 and $1,093,000 for the second quarter and first six months of 2018 to $245,000 and $521,000 for the same periods of 2019, primarily due to reduced commissions on sales activity and lower real estate taxes and costs of storm water pollution prevention. Operating and selling expenses for fulfillment services were $5,974,000 and $12,312,000 for the second quarter and first six months of 2019 compared to $5,983,000 and $12,077,000 for the same periods of 2018. The increase for the six month period was primarily due to increased costs related to payroll and benefits, bad debt expense, supplies expense and outside services, offset in part by reduced depreciation expense.

Real estate general and administrative expenses increased from $86,000 and $200,000 for the second quarter and first six months of 2018 to $116,000 and $304,000 for the same periods of 2019, primarily due to an increase in legal expenses related to debt financing contracts. Fulfillment services general and administrative expenses increased from $308,000 and $657,000 for the second quarter and first six months of 2018 to $334,000 and $680,000 for the same periods of 2019, primarily due to an increase in legal expenses related to a specific project that has been completed. Corporate general and administrative expenses increased from $696,000 and $1,504,000 for the second quarter and first six months of 2018 to $762,000 and $1,584,000 for the same periods of 2019, primarily due to increased costs related to payroll and healthcare benefits, offset in part by lower travel and legal expenses.

Interest expense was $7,000 and $12,000 for the second quarter and first six months of 2019 compared to $18,000 and $31,000 for the same periods of 2018. Interest expense in 2019 was related to borrowings for land development activities, while interest expense in 2018 was primarily related to the liability with the State of Florida noted above. The Company capitalized interest of $26,000 and $52,000 for the second quarter and first six months of 2019 compared to none for the same periods of 2018.

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

The Company had a benefit for income taxes of $47,000 and $99,000 for the second quarter and first six months of 2019 compared to a provision for income taxes of $85,000 and $851,000 for the same periods of 2018. The benefit or provision for income taxes includes expenses related to federal income tax as well as the net tax benefits related to state operating losses.

The total tax effect of gross unrecognized tax benefits in the accompanying financial statements at both October 31, 2018 and April 30, 2018 was $58,000, which, if recognized, will have an impact on the effective tax rate. As a result of the lapse of the statute of limitations, this amount is expected to be recognized during the three month period ending January 31, 2019.

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

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Refer to Note 11 to the consolidated financial statements contained in the 2018 Form 10-K for additional detail regarding the Company’s agreements with the Pension Benefit Guaranty Corporation (the “PBGC”). The agreements with the PBGC terminated by their terms in August 2018 with the PBGC being deemed to have released and discharged the Company and all other members of its controlled group from any claims under such agreements.

Operating Activities

Receivables, net decreased from $5,901,000 at April 30, 2018 to $5,542,000 at October 31, 2018, primarily due lower business volumes in the fulfillment services business. Real estate inventory increased from $58,874,000 at April 30, 2018 to $58,968,000 at October 31, 2018, primarily due to an increase in land development activity, offset in part by real estate land sales. Property, plant and equipment, net decreased from $9,745,000 at April 30, 2018 to $9,207,000 at October 31, 2018, primarily due to depreciation of fixed assets. Taxes receivable, net was $209,000 at April 30, 2018, and included an anticipated refund of federal taxes of $271,000. During the three months ended July 31, 2018, the Company received the $271,000 tax refund, which resulted in a Taxes payable, net balance of $44,000 at October 31, 2018.

Accounts payable and accrued expenses increased from $7,497,000 at April 30, 2018 to $7,767,000 at October 31, 2018, primarily due to an increase in land development activity (refer to Note 10 of the notes to the consolidated financial statements included in this report on Form 10-Q regarding the prior period revision to accounts payable and accrued expenses). Notes payable, net increased from $1,843,000 at April 30, 2018 to $1,972,000 at October 31, 2018, primarily due to financing of land development activity. Other liabilities and deferred revenue decreased from $149,000 at April 30, 2018 to $99,000 at October 31, 2018, primarily due to the recognition of deferred revenue related to an oil and gas lease.

Financing Activities

Lomas Encantadas Subdivision – Refer to Note 8 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the loan agreement and related documentation entered into with BOKF, NA dba Bank of Albuquerque in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico.

Pursuant to such loan documentation, BOKF, NA agrees to lend up to $4,750,000 to the borrower on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. The outstanding principal amount of the loan as of October 31, 2018 was $2,009,000 and the borrower made principal repayments of $1,171,000 during the first six months of 2019. The outstanding principal amount of the loan as of December 5, 2018 was $1,327,000. The loan is scheduled to mature in December 2021. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BOKF, NA was $11,273,000 as of October 31, 2018. The Company capitalized $25,000 and $51,000 of interest related to this loan in the second quarter and first six months of 2019. At October 31, 2018, both the borrower and AMREP Southwest were in compliance with the covenants contained within the loan documentation.

Hawk Site Subdivision – In July 2018, Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of AMREP Southwest, entered into a Business Loan Agreement with Main Bank. The loan under the Business Loan Agreement is evidenced by a Promissory Note and is secured by a Mortgage, between HDC and Main Bank with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by AMREP Southwest in favor of Main Bank, AMREP Southwest has guaranteed HDC’s obligations under each of the above agreements. The Business Loan Agreement, Promissory Note, Mortgage, Commercial Guaranty and other related transaction documents are collectively referred to as the “HS Loan Documentation.”

Pursuant to the HS Loan Documentation, Main Bank agrees to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually. Main Bank is required to release the lien of its mortgage on any lot upon HDC making a principal payment equal to the greater of $30,000 or 55% of the sales price of the lot. HDC is required to reduce the principal balance of the loan to a maximum of $1,700,000 in July 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in July 2021. HDC incurred customary costs and expenses and paid fees to Main Bank in connection with the loan. The outstanding principal amount of the loan as of October 31, 2018 was $42,000 and HDC made no principal repayments during the first six months of 2019. The outstanding principal amount of the loan as of December 5, 2018 was $582,000. The total book value of the property within the Hawk Site subdivision mortgaged to Main Bank was $3,883,000 as of October 31, 2018. The Company capitalized $1,000 of interest related to this loan in the second quarter and first six months of 2019.

HDC and AMREP Southwest have made certain representations and warranties in the HS Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The HS Loan Documentation contains customary events of default for similar financing transactions, including: HDC’s failure to make principal, interest or other payments when due; the failure of HDC or AMREP Southwest to observe or perform their respective covenants under the HS Loan Documentation; the representations and warranties of HDC or AMREP Southwest being false; and the insolvency or bankruptcy of HDC or AMREP Southwest. Upon the occurrence and during the continuance of an event of default, Main Bank may declare the outstanding principal amount and all other obligations under the HS Loan Documentation immediately due and payable. At October 31, 2018, both HDC and AMREP Southwest were in compliance with the covenants contained within the HS Loan Documentation.

Investing Activities

Capital expenditures for property, plant and equipment totaled $34,000 for the first six months of 2019 and $29,000 for the same period of 2018, primarily related to the Company’s fulfillment services business in both periods.

The Company received life insurance proceeds of $85,000 during the three months ended July 31, 2018. The income associated with the life insurance proceeds was recognized in various years prior to 2019.

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

The forward-looking statements contained in this report include, but are not limited to, the effect of recent accounting pronouncements on the Company, the timing of recognizing unrecognized compensation expense related to shares of restricted common stock issued under the Equity Plans, the issuance of deferred stock units to non-employee members of the Company’s Board of Directors, the liability for unrecognized tax benefits changing in the next twelve months, the availability of bank financing for projects, the expected utilization of existing bank financing, the impact and the timing of completion of accounting for the tax effects of the U.S. Tax Cuts and Jobs Act on the Company and the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.1	Lease Extension Agreement, dated September 7, 2018, by and among Southwest Mineral Company, LLC, Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed September 11, 2018)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2018	AMREP CORPORATION
(Registrant)

By:	/s/ James M. McMonagle
James M. McMonagle
Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Lease Extension Agreement, dated September 7, 2018, by and among Southwest Mineral Company, LLC, Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed September 11, 2018)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

