Form 10-Q
period 2019-01-31
AMREP CORP.
filed 2019-03-13
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Yes ☐    No ☒

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 8, 2019 – 8,127,904.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	January 31, 2019	April 30, 2018
	(Unaudited)	(Revised)
ASSETS
Cash and cash equivalents	$14,233	$14,041
Receivables, net	5,661	5,901
Real estate inventory	58,749	58,874
Investment assets	9,706	9,714
Property, plant and equipment, net	8,965	9,745
Other assets, net	2,347	2,321
Taxes receivable, net	3	209
Deferred income taxes, net	4,846	4,865
TOTAL ASSETS	$104,510	$105,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$7,019	$7,497
Notes payable, net	2,554	1,843
Other liabilities and deferred revenue	37	149
Accrued pension costs	6,929	9,051
TOTAL LIABILITIES	16,539	18,540

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,353,154 at January 31, 2019 and 8,323,954 at April 30, 2018	835	832
Capital contributed in excess of par value	51,205	50,922
Retained earnings	47,609	47,525
Accumulated other comprehensive loss, net	(7,463)	(7,934)
Treasury stock, at cost; 225,250 shares at January 31, 2019 and April 30, 2018	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	87,971	87,130
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,510	$105,670

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Three Months Ended January 31, 2019 and 2018

(Amounts in thousands, except per share amounts)

	2019	2018
REVENUES:
Fulfillment services	$6,916	$7,676
Real estate land sales	2,376	2,510
Other	48	193
	9,340	10,379
COSTS AND EXPENSES:
Real estate land sales	1,962	2,109
Operating and selling expenses:
Fulfillment services	6,168	6,338
Real estate	258	470
General and administrative expenses:
Fulfillment services	346	313
Real estate operations	111	156
Corporate operations	705	690
Interest expense	8	18
	9,558	10,094
(Loss) Income before income taxes	(218)	285

(Benefit) provision for income taxes	(186)	3,136
Net loss	(32)	(2,851)

Retained earnings, beginning of period (2018 Revised)	47,641	49,013
Retained earnings, end of period (2018 Revised)	$47,609	$46,162

Loss per share – basic and diluted	$(0.00)	$(0.35)

Weighted average number of common shares outstanding – basic	8,103	8,075

Weighted average number of common shares outstanding – diluted	8,103	8,075

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

Nine Months Ended January 31, 2019 and 2018

(Amounts in thousands, except per share amounts)

	2019	2018
REVENUES:
Fulfillment services	$21,302	$22,592
Real estate land sales	8,924	6,603
Other	437	1,685
	30,663	30,880
COSTS AND EXPENSES:
Real estate land sales	7,855	4,471
Operating and selling expenses:
Fulfillment services	18,480	18,415
Real estate	779	1,563
General and administrative expenses:
Fulfillment services	1,026	970
Real estate operations	415	356
Corporate operations	2,289	2,194
Interest expense	20	49
	30,864	28,018
(Loss) income before income taxes	(201)	2,862

(Benefit) provision for income taxes	(285)	3,987
Net income (loss)	84	(1,125)

Retained earnings, beginning of period (Revised)	47,525	47,287
Retained earnings, end of period (2018 Revised)	$47,609	$46,162

Earnings (loss) per share – basic and diluted	$0.01	$(0.14)

Weighted average number of common shares outstanding – basic	8,095	8,070

Weighted average number of common shares outstanding – diluted	8,140	8,070

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine Months Ended January 31, 2019 and 2018

(Amounts in thousands)

	Three Months Ended January 31,
	2019	2018

Net loss	$(32)	$(2,851)
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($69 in 2019 and $98 in 2018)	157	225
Other comprehensive income	157	225
Total comprehensive income (loss)	$125	$(2,626)

	Nine Months Ended January 31,
	2019	2018

Net income (loss)	$84	$(1,125)
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($207 in 2019 and $296 in 2018)	471	674
Other comprehensive income	471	674
Total comprehensive income (loss)	$555	$(451)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended January 31, 2019 and 2018

(Amounts in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$84	$(1,125)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	842	954
Amortization of debt issuance costs	18	-
Non-cash credits and charges:
Non-cash gain on settlement	-	(1,318)
Non-cash deferred revenue recognized	-	(61)
Provision for (recovery of) doubtful accounts	(1)	28
Stock-based compensation	184	136
Net periodic pension cost	556	750
Changes in assets and liabilities:
Receivables	241	(567)
Real estate inventory and investment assets	133	(2,180)
Other assets	(29)	146
Accounts payable and accrued expenses	(458)	2,172
Taxes receivable (payable)	206	(424)
Other liabilities and deferred revenue	(112)	(344)
Deferred income taxes	(188)	4,408
Accrued pension costs	(2,000)	(1,040)
Total adjustments	(608)	2,660
Net cash (used in) provided by operating activities	(524)	1,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	85	-
Capital expenditures – property, plant and equipment	(62)	(130)
Net cash provided by (used in) investing activities	23	(130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	2,814	638
Principal debt payments	(2,075)	-
Payments for debt issuance costs	(46)	-
Net cash provided by financing activities	693	638

Increase in cash and cash equivalents	192	2,043
Cash and cash equivalents, beginning of period	14,041	11,811
Cash and cash equivalents, end of period	$14,233	$13,854

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$2	$42
Income taxes (refunded) paid, net	$(249)	$7

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended January 31, 2019 and 2018

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2019 and 2018 are to the fiscal years ending April 30, 2019 and 2018 and all references to the third quarter and first nine months of 2019 and 2018 mean the fiscal three month and nine month periods ended January 31, 2019 and 2018.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Upon adoption of ASU 2016-02, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 will be effective for the Company for fiscal year 2020 beginning May 1, 2019. The Company is in the process of evaluating the impact of ASU 2016-02 and its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

(2)	RECEIVABLES

Receivables, net consist of:

	January 31, 2019	April 30, 2018
	(in thousands)
Fulfillment services	$5,769	$6,189
Real estate operations	179	10
Corporate operations	26	16
	5,974	6,215
Less allowance for doubtful accounts	(313)	(314)
	$5,661	$5,901

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	January 31,	April 30,
	2019	2018
	(in thousands)
Land, buildings and improvements	$15,956	$15,932
Furniture and equipment	17,936	18,239
	33,892	34,171
Less accumulated depreciation	(24,927)	(24,426)
	$8,965	$9,745

Depreciation of property, plant and equipment charged to operations was $269,000 and $842,000 for the third quarter and first nine months of 2019 and $319,000 and $954,000 for the third quarter and first nine months of 2018.

(4)	OTHER ASSETS

Other assets consist of:

	January 31,	April 30,
	2019	2018
	(in thousands)
Prepaid expenses	$1,455	$1,561
Deferred order entry costs	686	513
Other	206	247
	$2,347	$2,321

Deferred order entry costs represent costs incurred in connection with the data entry of customer subscription information to database files and are charged directly to operations generally over a twelve month period.

(5)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	January 31,	April 30,
	2019	2018
	(in thousands)
		(Revised)
Fulfillment services	$4,619	$4,730
Real estate operations	2,081	2,425
Corporate operations	319	342
	$7,019	$7,497

As of January 31, 2019, accounts payable and accrued expenses for the Company’s fulfillment services business included customer postage deposits of $2,559,000, accrued expenses of $302,000, trade payables of $559,000 and other of $1,199,000. As of April 30, 2018, accounts payable and accrued expenses (revised) for the Company’s fulfillment services business included customer postage deposits of $2,505,000, accrued expenses of $515,000, trade payables of $388,000 and other of $1,322,000.

As of January 31, 2019, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $436,000, trade payables of $447,000, and customer deposits of $1,198,000. As of April 30, 2018, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $746,000, trade payables of $773,000, customer deposits of $897,000 and other of $9,000.

(6)	NOTES PAYABLE

Notes payable, net consist of:

	January 31,	April 30,
	2019	2018
	(in thousands)
Real estate notes payable	$2,626	$1,887
Unamortized debt issuance costs	(72)	(44)
Notes payable, net	$2,554	$1,843

Lomas Encantadas Subdivision – Refer to Note 8 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the loan agreement and related documentation entered into with BOKF, NA dba Bank of Albuquerque in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico.

Pursuant to such loan documentation, BOKF, NA agrees to lend up to $4,750,000 to the borrower on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. The outstanding principal amount of the loan as of January 31, 2019 was $1,340,000 and the borrower made principal repayments of $2,075,000 during the first nine months of 2019. The loan is scheduled to mature in December 2021. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BOKF, NA was $10,618,000 as of January 31, 2019. The Company capitalized $18,000 and $69,000 of interest related to this loan in the third quarter and first nine months of 2019. At January 31, 2019, both the borrower and AMREP Southwest were in compliance with the covenants contained within the loan documentation.

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

Pursuant to the HS Loan Documentation, Main Bank agrees to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually. Main Bank is required to release the lien of its mortgage on any lot upon HDC making a principal payment equal to the greater of $30,000 or 55% of the sales price of the lot. HDC is required to reduce the principal balance of the loan to a maximum of $1,700,000 in July 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in July 2021. HDC incurred customary costs and expenses and paid fees to Main Bank in connection with the loan. The outstanding principal amount of the loan as of January 31, 2019 was $1,286,000 and HDC made no principal repayments during the first nine months of 2019. The total book value of the property within the Hawk Site subdivision mortgaged to Main Bank was $4,762,000 as of January 31, 2019. The Company capitalized $9,000 and $10,000 of interest related to this loan in the third quarter and first nine months of 2019.

HDC and AMREP Southwest have made certain representations and warranties in the HS Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The HS Loan Documentation contains customary events of default for similar financing transactions, including: HDC’s failure to make principal, interest or other payments when due; the failure of HDC or AMREP Southwest to observe or perform their respective covenants under the HS Loan Documentation; the representations and warranties of HDC or AMREP Southwest being false; and the insolvency or bankruptcy of HDC or AMREP Southwest. Upon the occurrence and during the continuance of an event of default, Main Bank may declare the outstanding principal amount and all other obligations under the HS Loan Documentation immediately due and payable. At January 31, 2019, both HDC and AMREP Southwest were in compliance with the covenants contained within the HS Loan Documentation.

(7)	OTHER REVENUES

Other revenues for the third quarter and first nine months of 2019 and 2018 consist of:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Amortization of deferred revenue and other	$48	$193
	$48	$193

	Nine Months Ended January 31,
	2019	2018
	(in thousands)
Amortization of deferred revenue and other	$437	$367
Settlement gain	-	1,318
	$437	$1,685

Amortization of deferred revenue and other includes the recognition of deferred revenue related to an oil and gas lease noted below, as well as fees and forfeited deposits from customers earned by AMREP Southwest, together with miscellaneous other income items.

Refer to Note 9 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the settlement agreement entered into between Palm Coast and the State of Florida during the three months ended July 31, 2017. As a result of this settlement agreement, the Company’s fulfillment services business recognized a gain of $1,318,000 during the three months ended July 31, 2017.

In addition, refer to Note 9 to the consolidated financial statements contained in the 2018 Form 10-K for detail about an oil and gas lease with respect to all minerals and mineral rights owned by the Company or for which the Company has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. No royalties under the lease were received during the third quarter or first nine months of 2019. Revenue from this transaction was recorded over the lease term ending September 8, 2018. As such, there was no revenue recorded for the third quarter of 2019, $76,000 for the first nine months of 2019 and $57,000 and $171,000 for the third quarter and first nine months of 2018. In September 2018, the oil and gas lease was amended pursuant to a lease extension agreement. The lease extension agreement extends the expiration date of the initial term of the lease from September 2018 to September 2020. No fee was paid by the lessee to the Company with respect to such extension. If lessee or any of its affiliates provides any consideration to obtain, enter into, option, extend or renew an interest in any minerals or mineral rights within Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico at any time from September 2017 through September 2020, lessee shall pay the Company an amount equal to the amount of such consideration paid per acre multiplied by 54,793.24. The lease extension agreement further provides that the lessee shall assign, or shall cause their affiliate to assign, to the Company an overriding royalty interest of 1% with respect to the proceeds derived from any minerals or minerals rights presently or hereinafter owned by, leased by, optioned by or otherwise subject to the control of lessee or any of its affiliates in any part of Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico. The Company did not record any revenue related to the lease extension agreement.

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

The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $157,000 and $471,000 for the third quarter and first nine months of 2019 and $225,000 and $674,000 for the third quarter and first nine months of 2018, related to the amortization of the plan’s unrecognized net loss included in Accumulated other comprehensive loss, net in the accompanying financial statements.

The Company funds the pension plan in compliance with IRS funding requirements. The Company made contributions of $2,000,000 and $1,040,000 to the pension plan during first nine months of 2019 and 2018.

Equity Compensation Plan

Refer to Note 11 to the consolidated financial statements contained in the 2018 Form 10-K for additional detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) and the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 29,200 shares of restricted common stock under the 2016 Equity Plan during the first nine months of 2019. During the first nine months of 2019, 16,583 shares of restricted common stock previously issued under the Equity Plans vested leaving 47,367 restricted shares issued under the Equity Plans that had not vested as of January 31, 2019. For the third quarter and first nine months of 2019, the Company recognized $43,000 and $124,000 of non-cash compensation expense related to the vesting of restricted shares of common stock, and $31,000 and $76,000 for the same periods of 2018. As of January 31, 2019, there was $178,000 of unrecognized compensation expense related to restricted shares of common stock issued under the Equity Plans which had not vested as of that date, which is expected to be recognized over the remaining vesting term not to exceed three years.

On the last trading day of calendar year 2018, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $20,000 divided by the closing price per share of common stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $5.95 on December 31, 2018, the Company issued a total of 13,444 deferred common share units to members of the Company’s Board of Directors. Director compensation expense is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year. The Company recognized $20,000 and $60,000 of non-cash director fee compensation during the third quarter and first nine months of 2019 related to deferred common share units issued to non-employee members of the Company’s Board of Directors on December 31, 2018 and expected to be issued to non-employee members of the Company’s Board of Directors in December 2019.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes. The Company completed its accounting for the tax effects of the Act during the three months ended January 31, 2019 and adjusted its deferred tax balances in accordance with the Act, which did not result in a material adjustment to the consolidated financial statements.

As a result of the lapse of the statute of limitations, the Company’s total tax effect of gross unrecognized tax benefits in the accompanying financial statements of $58,000 at October 31, 2018 and April 30, 2018 was recognized during the three month period ending January 31, 2019.

The Company had a benefit for income taxes of $186,000 and $285,000 for the third quarter and first nine months of 2019 compared to a provision for income taxes of $3,136,000 and $3,987,000 for the same periods of 2018. The difference between the statutory rate and the effective rate of the tax benefit for 2019 was primarily due to state taxes, adjustments resulting from the finalization of the 2018 tax return when compared to the April 2018 year-end tax provision, and adjustments noted above for accounting for the tax effects of the Act and the reversal of unrecognized tax benefits. During the three and nine months ended January 31, 2018, the Company’s effective tax rate was increased by the effect of a net income tax expense increase of $3,057,000 related to accounting for the tax effects of the Act.

(10)	PRIOR PERIOD REVISIONS

Deferred income taxes, net, accounts payable and accrued expenses and retained earnings of the Company at May 1, 2017 have been revised to reduce the carrying value of certain liabilities. Management has determined that the revisions as shown below are not material to the Company’s consolidated financial statements.

			Revised
	Balance	Adjustment	Balance
	April 30, 2017	Increase	May 1, 2017
Revisions to the consolidated financial statements:
Retained earnings	$46,764	$523	$47,287

			Revised
	Balance	Adjustment	Balance
	October 31, 2017	Increase	November 1, 2017
Revisions to the consolidated financial statements:
Retained earnings	$48,490	$523	$49,013

			Revised
	Balance	Adjustment	Balance
	January 31, 2018	Increase	February 1, 2018
Revisions to the consolidated financial statements:
Retained earnings	$45,639	$523	$46,162

		Adjustment	Revised
	Balance	Increase	Balance
	April 30, 2018	(Decrease)	April 30, 2018
Revisions to the consolidated financial statements:
Deferred income taxes, net	$5,060	$(195)	$4,865
Accounts payable and accrued expenses	$8,215	$(718)	$7,497
Retained earnings	$47,002	$523	$47,525

(11)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Real Estate	Fulfillment Services (d)	Corporate and Other	Consolidated
Three months ended January 31, 2019 (a):
Revenues	$2,391	$6,916	$33	$9,340

Net (loss) income	$(944)	$634	$278	$(32)
Provision (benefit) for income taxes	263	(751)	302	(186)
Interest expense (income), net (b)	591	298	(881)	8
Depreciation	22	247	-	269
EBITDA (c)	$(68)	$428	$(301)	$59
Capital expenditures	$5	$23	$-	$28

Three months ended January 31, 2018 (a):
Revenues	$2,671	$7,676	$32	$10,379

Net loss	$(727)	$(2,043)	$(81)	$(2,851)
Provision for income taxes	29	2,539	568	3,136
Interest expense (income), net (b)	575	288	(845)	18
Depreciation	30	289	-	319
EBITDA (c)	$(93)	$1,073	$(358)	$622
Capital expenditures	$52	$49	$-	$101

Nine months ended January 31, 2019 (a):
Revenues	$9,266	$21,302	$95	$30,663

Net (loss) income	$(1,921)	$922	$1,083	$84
(Benefit) provision for income taxes	(80)	(670)	465	(285)
Interest expense (income), net (b)	1,768	885	(2,633)	20
Depreciation	66	776	-	842
EBITDA (c)	$(167)	$1,913	$(1,085)	$661
Capital expenditures	$5	$57	$-	$62
Total assets as of January 31, 2019	$78,572	$21,584	$4,354	$104,510

Nine months ended January 31, 2018 (a):
Revenues	$6,894	$23,910	$76	$30,880

Net (loss) income	$(1,124)	$(443)	$442	$(1,125)
(Benefit) provision for income taxes	(175)	3,364	798	3,987
Interest expense (income), net (b)	1,623	884	(2,458)	49
Depreciation	65	889	-	954
EBITDA (c)	$389	$4,694	$(1,218)	$3,865
Capital expenditures	$52	$78	$-	$130
Total assets as of January 31, 2018	$74,519	$22,312	$9,007	$105,838

(a)	Revenue information provided for each segment includes amounts grouped as Other in the accompanying consolidated statements of operations. Corporate and Other is net of intercompany eliminations.

(b)	Interest expense (income), net includes inter-segment interest expense (income) that is eliminated in consolidation.

(c)	The Company uses EBITDA (which the Company defines as net (loss) income before net interest expense (income), income taxes, and depreciation and amortization), in addition to net (loss) income as a key measure of profit or loss for segment performance and evaluation purposes.

(d)	Fulfillment services revenues and EBITDA for the first nine months of 2018 included a pre-tax gain of $1,318,000 resulting from the settlement agreement with the State of Florida (see Note 7).

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

	Three Months Ended January 31,
	2019	2018
Fulfillment revenues:
Subscription services	$4,234	$4,335
Membership fulfillment	1,116	1,936
Contact center	1,343	1,220
Other revenues	223	185
Total fulfillment revenues	6,916	7,676

Real estate revenues:
Developed land sales
Residential land sales	2,220	2,450
Commercial land sales	-	-
Undeveloped land sales	156	60
Total real estate revenues	2,376	2,510

Total corporate and other revenues	48	193
Total revenues	$9,340	$10,379

	Nine Months Ended January 31,
	2019	2018
Fulfillment revenues:
Subscription services	$13,106	$13,263
Membership fulfillment	4,235	5,575
Contact center	3,407	3,187
Other revenues	554	567
Total fulfillment revenues	21,302	22,592

Real estate revenues:
Developed land sales
Residential land sales	8,737	6,503
Commercial land sales	-	-
Undeveloped land sales	187	100
Total real estate revenues	8,924	6,603

Total corporate and other revenues	437	1,685
Total revenues	$30,663	$30,880

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2018, which was filed with the Securities and Exchange Commission on July 20, 2018 (the “2018 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2019 and 2018 are to the fiscal years ending April 30, 2019 and 2018 and all references to the third quarter and first nine months of 2019 and 2018 mean the fiscal three month and nine month periods ended January 31, 2019 and 2018.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2018 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2018 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy during the first nine months of 2019 that had a material impact on its consolidated financial statements. The Company adopted the following accounting policies effective May 1, 2018.

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

RESULTS OF OPERATIONS

For the third quarter of 2019, the Company recorded a net loss of $32,000, or $0.00 per share, compared to a net loss of $2,851,000, or $0.35 per share, for the third quarter of 2018. For the first nine months of 2019, the Company recorded net income of $84,000, or $0.01 per share, compared to a net loss of $1,125,000, or $0.14 per share, for the same period of 2018. Operating results for 2018 included an increase in income tax expense of $3,057,000, or $0.38 per share, for the third quarter and first nine months as a result of federal tax law changes enacted during the third quarter of 2018.

Revenues were $9,340,000 and $30,663,000 for the third quarter and first nine months of 2019 compared to $10,379,000 and $30,880,000 for the same periods of 2018.

Revenues from land sales at AMREP Southwest and its subsidiaries were $2,376,000 and $8,924,000 for the third quarter and first nine months of 2019 compared to $2,510,000 and $6,603,000 for the same periods of 2018. For the first nine months of 2018, $2,044,000 of the $6,603,000 of revenues from land sales was for an approximate five acre undeveloped commercial property in Colorado, which was sold with a gross profit percentage of 65%.

For the third quarter and first nine months of 2019 and 2018, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Ended January 31, 2019			Ended January 31, 2018
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Three months:
Developed
Residential	6.2	$2,220	$358	7.2	$2,450	$340
Commercial	-	-	-	-	-	-
Total Developed	6.2	2,220	358	7.2	2,450	340
Undeveloped	31.3	156	5	4.8	60	13
Total	37.5	$2,376	$63	12.0	$2,510	$209

	Ended January 31, 2019			Ended January 31, 2018
Nine months:
Developed
Residential	24.4	$8,737	$358	12.9	$4,459	$346
Commercial	-	-	-	-	-	-
Total Developed	24.4	8,737	358	12.9	4,459	346
Undeveloped	32.1	187	6	8.4	100	12
Total	56.5	$8,924	$158	21.3	$4,559	$214

The average gross profit percentage on land sales in New Mexico before indirect costs was 17% and 12% for the third quarter and first nine months of 2019 compared to 16% and 17% for the same periods of 2018. The profit percentage is attributable to the mix of lots sold with developed lots having a lower profit percentage compared to undeveloped lots. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Revenues from the Company’s fulfillment services operations were $6,916,000 and $21,302,000 for the third quarter and first nine months of 2019 compared to $7,676,000 and $22,592,000 for the same periods of 2018. The decreased revenues were primarily attributable to reduced business volumes from existing customers, price concessions on renewed contracts and lost business, offset in part by new business. The Company’s fulfillment services business has been successful in obtaining new business partially as a result of a significant competitor announcing its intention to cease operations; however, one customer of the Company’s fulfillment services business whose revenues were approximately 6% of total Company revenues for the first nine months of 2019 in-sourced a significant portion of its business from the Company’s fulfillment services business in August 2018, which transfer had been expected and previously disclosed. Magazine publishers are one of the principal customers of the Company’s fulfillment services operations, and these customers have continued to be negatively impacted by increased competition from new media sources, alternative technologies for the distribution, storage and consumption of media content, weakness in advertising revenues and increases in paper costs, printing costs and postal rates. The result has been reduced subscription sales, which has caused publishers to close some magazine titles, change subscription fulfillment providers and seek more favorable terms from the Company’s fulfillment services business and its competitors when contracts are up for bid or renewal.

Other revenues were $48,000 and $437,000 for the third quarter and first nine months of 2019 compared to $193,000 and $1,685,000 for the same periods of 2018. Other revenues for the first nine months of 2018 were primarily due to a pre-tax gain of $1,318,000 related to a settlement agreement with the State of Florida by Palm Coast (refer to Note 7 of the notes to the consolidated financial statements included in this report on Form 10-Q). In addition to this pre-tax gain in 2018, Other revenues in the third quarter and first nine months of 2019 and 2018 included the recognition of deferred revenue related to an oil and gas lease, fees and forfeited deposits from customers earned by AMREP Southwest and miscellaneous other income items.

Operating and selling expenses for real estate decreased from $470,000 and $1,563,000 for the third quarter and first nine months of 2018 to $258,000 and $779,000 for the same periods of 2019, primarily due to reduced commissions on sales activity and lower real estate taxes and costs of storm water pollution prevention. Operating and selling expenses for fulfillment services were $6,168,000 and $18,480,000 for the third quarter and first nine months of 2019 compared to $6,338,000 and $18,415,000 for the same periods of 2018. The decrease for the third quarter was primarily due to lower costs related to payroll and benefits, supplies, software maintenance and depreciation expense.

Real estate general and administrative expenses were $111,000 and $415,000 for the third quarter and first nine months of 2019 compared to $156,000 and $356,000 for the same periods of 2018. The decrease in the third quarter primarily related to reduced legal expenses and other general expenses of the real estate business. The increase in the nine month period was due to increased legal expenses related to contract negotiations and debt financing. Fulfillment services general and administrative expenses increased from $313,000 and $970,000 for the third quarter and first nine months of 2018 to $346,000 and $1,026,000 for the same periods of 2019, primarily due to an increase in costs for payroll and benefits, bank fees and legal expenses related in part to several new customer contracts. Corporate general and administrative expenses increased from $690,000 and $2,194,000 for the third quarter and first nine months of 2018 to $705,000 and $2,289,000 for the same periods of 2019, primarily due to increased costs related to stock compensation, healthcare benefits and shareholder expenses.

Interest expense was $8,000 and $20,000 for the third quarter and first nine months of 2019 compared to $18,000 and $49,000 for the same periods of 2018. Interest expense in 2019 was primarily related to the amortization of debt issuance costs related to land development activities, while interest expense in 2018 was primarily related to the liability with the State of Florida noted above. The Company capitalized interest of $27,000 and $79,000 for the third quarter and first nine months of 2019 compared to none for the same periods of 2018.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes. The Company completed its accounting for the tax effects of the Act during the three months ended January 31, 2019 and adjusted its deferred tax balances in accordance with the Act, which did not result in a material adjustment to the consolidated financial statements included in this report on Form 10-Q.

As a result of the lapse of the statute of limitations, the Company’s total tax effect of gross unrecognized tax benefits in the accompanying financial statements of $58,000 at October 31, 2018 and April 30, 2018 was recognized during the three month period ending January 31, 2019.

The Company had a benefit for income taxes of $186,000 and $285,000 for the third quarter and first nine months of 2019 compared to a provision for income taxes of $3,136,000 and $3,987,000 for the same periods of 2018. The difference between the statutory rate and the effective rate of the tax benefit for 2019 was primarily due to state taxes, adjustments resulting from the finalization of the 2018 tax return when compared to the April 2018 year-end tax provision, and adjustments noted above for accounting for the tax effects of the Act and the reversal of unrecognized tax benefits. During the three and nine months ended January 31, 2018, the Company’s effective tax rate was increased by the effect of a net income tax expense increase of $3,057,000 related to accounting for the tax effects of the Act.

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

Accrued pension costs decreased from $9,051,000 at April 30, 2018 to $6,929,000 at January 31, 2019, primarily due to the Company making a $2,000,000 contribution to the pension plan during the second quarter of 2019.

Operating Activities

Receivables, net decreased from $5,901,000 at April 30, 2018 to $5,661,000 at January 31, 2019, primarily due lower business volumes in the fulfillment services business. Real estate inventory decreased from $58,874,000 at April 30, 2018 to $58,749,000 at January 31, 2019, primarily due to an increase in real estate land sales, offset in part by land development activity. Property, plant and equipment, net decreased from $9,745,000 at April 30, 2018 to $8,965,000 at January 31, 2019, primarily due to depreciation of fixed assets. Taxes receivable, net was $209,000 at April 30, 2018, and included an anticipated refund of federal taxes of $271,000. During the three months ended July 31, 2018, the Company received the $271,000 tax refund, which together with operating results for the nine months ended January 31, 2019, resulted in a Taxes receivable, net balance of $3,000.

Accounts payable and accrued expenses decreased from $7,497,000 at April 30, 2018 (refer to Note 10 of the notes to the consolidated financial statements included in this report on Form 10-Q regarding the prior period revision to accounts payable and accrued expenses) to $7,019,000 at January 31, 2019, primarily due to the timing of expenditures for land development activity and real estate taxes. Other liabilities and deferred revenue decreased from $149,000 at April 30, 2018 to $37,000 at January 31, 2019, primarily due to the recognition of deferred revenue related to an oil and gas lease.

Financing Activities

Notes payable, net increased from $1,843,000 at April 30, 2018 to $2,554,000 at January 31, 2019, primarily due to financing of land development activity.

Lomas Encantadas Subdivision – Refer to Note 8 to the consolidated financial statements contained in the 2018 Form 10-K for detail about the loan agreement and related documentation entered into with BOKF, NA dba Bank of Albuquerque in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico.

Pursuant to such loan documentation, BOKF, NA agrees to lend up to $4,750,000 to the borrower on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. The outstanding principal amount of the loan as of January 31, 2019 was $1,340,000 and the borrower made principal repayments of $2,075,000 during the first nine months of 2019. The outstanding principal amount of the loan as of March 7, 2019 was $1,029,000. The loan is scheduled to mature in December 2021. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BOKF, NA was $10,618,000 as of January 31, 2019. The Company capitalized $18,000 and $69,000 of interest related to this loan in the third quarter and first nine months of 2019. At January 31, 2019, both the borrower and AMREP Southwest were in compliance with the covenants contained within the loan documentation.

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

Pursuant to the HS Loan Documentation, Main Bank agrees to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually. Main Bank is required to release the lien of its mortgage on any lot upon HDC making a principal payment equal to the greater of $30,000 or 55% of the sales price of the lot. HDC is required to reduce the principal balance of the loan to a maximum of $1,700,000 in July 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in July 2021. HDC incurred customary costs and expenses and paid fees to Main Bank in connection with the loan. The outstanding principal amount of the loan as of January 31, 2019 was $1,286,000 and HDC made no principal repayments during the first nine months of 2019. The outstanding principal amount of the loan as of March 7, 2019 was $1,106,000. The total book value of the property within the Hawk Site subdivision mortgaged to Main Bank was $4,762,000 as of January 31, 2019. The Company capitalized $9,000 and $10,000 of interest related to this loan in the third quarter and first nine months of 2019.

HDC and AMREP Southwest have made certain representations and warranties in the HS Loan Documentation and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The HS Loan Documentation contains customary events of default for similar financing transactions, including: HDC’s failure to make principal, interest or other payments when due; the failure of HDC or AMREP Southwest to observe or perform their respective covenants under the HS Loan Documentation; the representations and warranties of HDC or AMREP Southwest being false; and the insolvency or bankruptcy of HDC or AMREP Southwest. Upon the occurrence and during the continuance of an event of default, Main Bank may declare the outstanding principal amount and all other obligations under the HS Loan Documentation immediately due and payable. At January 31, 2019, both HDC and AMREP Southwest were in compliance with the covenants contained within the HS Loan Documentation.

Investing Activities

Capital expenditures for property, plant and equipment totaled $62,000 for the first nine months of 2019 and $130,000 for the same period of 2018, primarily related to the Company’s fulfillment services business in both periods.

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

The forward-looking statements contained in this report include, but are not limited to, the effect of recent accounting pronouncements on the Company, the timing of recognizing unrecognized compensation expense related to shares of restricted common stock issued under the Equity Plans, the future issuance of deferred stock units to non-employee members of the Company’s Board of Directors, the availability of bank financing for projects, the expected utilization of existing bank financing and the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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
23

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2019	AMREP CORPORATION (Registrant)

	By:	/s/ James M. McMonagle
James M. McMonagle Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

