Form 10-K
period 2019-04-30
AMREP CORP.
filed 2019-07-26
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2019

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 1-4702

AMREP CORPORATION

(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

620 West Germantown Pike, Suite 175, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 487-0905

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.10 par value	AXR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of October 31, 2018, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $29,560,483. Such aggregate market value was computed by reference to the closing sale price of the registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 24, 2019, there were 8,136,904 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

PART I

Item 1.	Business

AMREP Corporation was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in the real estate business. As of July 1, 2019, the Company1 employed 9 full time employees and 2 part time employees.

The Company has no foreign sales or activities outside the United States. Many of the amounts and percentages presented in this Part I have been rounded for convenience of presentation. All references in this Part I to 2019 and 2018 mean the Company’s fiscal years ended April 30, 2019 and 2018, unless the context otherwise indicates.

Properties – New Mexico

The Company conducts its real estate business primarily in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico. References below to Rio Rancho include the City of Rio Rancho and such adjoining areas. The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 96,000.

Rio Rancho consists of approximately 91,000 acres in Sandoval County near Albuquerque. As of July 1, 2019, the Company owned approximately 18,000 acres in Rio Rancho. The Company sells both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others.

Activities conducted or arranged by the Company include land and site planning, obtaining governmental and environmental approvals (“entitlements”), installation of utilities and necessary storm drains, ensuring the availability of water service, building or improving of roads necessary for land development and constructing of community amenities. The Company develops both residential lots and sites for commercial and industrial use as demand warrants. The engineering work is performed by both the Company’s employees and outside firms, but all development work is performed by outside contractors. The Company markets land both directly and through brokers. With respect to residential development, the Company generally focuses its sales efforts on a limited number of homebuilders, with approximately 92% of 2019 land sales having been made to four homebuilders.

The Company also opportunistically acquires land, focusing primarily in New Mexico, after completion of market research, soil tests, environmental studies and other engineering work, a review of zoning and other governmental requirements, discussions with homebuilders or other end-users of the property and financial analysis of the project and estimated development costs, including the need for and extent of offsite work required to obtain project entitlements.

In addition, the Company actively markets its commercial properties in Rio Rancho for sale or lease to tenants. The development of commercial properties for tenants will require, among other things, financing or other sources of funding, which may not be available.

The continuity and future growth of the Company’s real estate business, if the Company pursues such growth, will require that the Company acquire new properties in New Mexico or expand to other markets to provide sufficient assets to support a meaningful real estate business. The Company competes with other owners and developers of land, including in the Rio Rancho and Albuquerque area, that offer for sale developed and undeveloped residential lots and sites for commercial/industrial use.

The following land holdings in New Mexico are where the Company is currently focusing its residential land activities:

•	Lomas Encantadas. Lomas Encantadas is an approximately 430 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2019, Lomas Encantadas was planned to have 1,496 residential lots, of which 665 planned residential lots were previously sold by the Company.

1 As used herein, “Company” includes the Registrant and its subsidiaries.

•	Hawk Site. Hawk Site is an approximately 460 acre master-planned subdivision located in the northern section of Unit 25 in the City of Rio Rancho. As of July 1, 2019, Hawk Site was planned to have 1,252 residential lots, of which 284 planned residential lots were previously sold by the Company.

•	Enchanted Hills/Commerce Center. Enchanted Hills/Commerce Center is an approximately 1,320 acre master-planned subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2019, Enchanted Hills/Commerce Center was planned to have 2,982 residential lots, of which 2,888 planned residential lots were previously sold by the Company.

•	Paseo Gateway. Paseo Gateway is an approximately 298 acre master-planned subdivision located in the southern section of Unit 20 in the City of Rio Rancho. As of July 1, 2019, development work had not commenced at Paseo Gateway.

•	Mariposa. During 2018, the Company acquired 41 finished lots in the Mariposa master-planned subdivision located north of Unit 25 in the City of Rio Rancho. As of July 1, 2019, 36 of such lots had been sold.

•	La Potencia. During 2019, the Company acquired 22 finished lots in the La Potencia master-planned subdivision located in the City of Santa Fe. As of July 1, 2019, 14 of such lots had been sold.

The following table presents information on the developed and under development residential and commercial/industrial land holdings in New Mexico of the Company as of July 1, 2019:

	Developed[1]		Under Development[2]
	Residential	Commercial / Industrial	Residential		Commercial / Industrial	Undeveloped[3]
	Lots	Acres	Planned Residential Lots	Acres	Acres	Acres
Lomas Encantadas	127	2	704	243	4	-
Hawk Site	61	21	907	181	131	-
Enchanted Hills/ Commerce Center	0	35	94	17	-	-
Paseo Gateway	-	-	-	-	-	298
Mariposa	5	-	-	-	-	-
La Potencia	8	-	-	-	-	-

Other undeveloped property in New Mexico of the Company as of July 1, 2019 included approximately 17,000 acres, of which approximately 20% was property that the Company had 90% contiguous ownership, approximately 30% was property that the Company had at least 50% but less than 90% contiguous ownership and approximately 50% was property that the Company had less than 50% contiguous ownership. High contiguous ownership areas may be suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups.

1 Developed lots/acreage are any tracts of land that have been entitled with infrastructure work that is substantially complete.

2 Acreage under development is real estate for which entitlement or infrastructure work is currently being completed. However, there is no assurance that the acreage under development will be developed because of the nature and cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial acreage under development may change prior to final development. The development of this acreage will require significant additional financing or other sources of funding, which may not be available.

3 There is no assurance that undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage is real estate that can be sold “as is” (e.g., where no entitlement or infrastructure work has begun on such property).

Land sales by the Company in Rio Rancho during 2019 and 2018 were as follows:

	Acres Sold	Revenues	Revenues per acre[1]
2019:
Residential	65	$12,313,000	$190,000
Commercial	-	-	-
Total Residential and Commercial	65	$12,313,000	$190,000

2018:
Residential	27	$6,395,000	$237,000
Commercial	-	-	-
Total Residential and Commercial	27	$6,395,000	$237,000

Improvement Reimbursement Mechanisms

At the request of the Company, the City of Rio Rancho approved the formation of a public improvement district over a portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision. The public improvement district is expected, over a period of at least thirty years commencing in fiscal year 2020, to reimburse the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district.

In addition, the Company instituted private infrastructure reimbursement covenants on a portion of the property in Hawk Site. Similar to a public improvement district, the covenants are expected, over a period of at least thirty years commencing in fiscal year 2021, to reimburse the Company for certain on-site and off-site costs of developing Hawk Site by imposing a special levy on the real property owners subject to the covenants.

The Company may accept discounted prepayments of amounts due under the public improvement district or the private infrastructure reimbursement covenants.

Other Real Estate Interests

The Company owns tracts of land and certain subsurface oil, gas and mineral interests in Colorado, including one property of approximately 160 acres planned for approximately 410 homes and one property of approximately 5 acres zoned for commercial use.  In 2018, the Company sold a second property in Colorado of approximately 5 acres for a sale price of $2,044,000. In addition, the Company owns subsurface oil, gas and mineral interests in approximately 55,000 “surface” acres of land in Rio Rancho. In addition to the 204,000 square feet of facilities in Palm Coast, Florida discussed below, a subsidiary of the Company owns 2 tracts of unimproved land in Palm Coast, Florida totaling approximately 8 acres.

DISCONTINUED OPERATIONS

Prior to April 26, 2019, the Company was also engaged in the fulfillment services business operated by Palm Coast Data LLC and its affiliates. The fulfillment services business performed fulfillment and contact center services for publications, membership organizations, government agencies and other direct marketers.

1 Revenues per acre may not calculate precisely due to the rounding of acres sold to the nearest acre and the rounding of revenues to the nearest thousand dollars.

On April 26, 2019, Palm Coast Data Holdco, Inc. (“Seller”), a subsidiary of the Company, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Studio Membership Services, LLC (“Buyer”). The closing of the transactions contemplated by the Purchase Agreement occurred on April 26, 2019 (the “Closing Date”).

Pursuant to the Purchase Agreement, Buyer acquired the Company’s fulfillment services business through the purchase from Seller of all of the membership interests (the “Membership Interests”) of Palm Coast Data LLC (“PCDLLC”) (which owned all of the membership interests of FulCircle Media, LLC) and Media Data Resources, LLC (PCDLLC, FulCircle Media, LLC and Media Data Resources, LLC are collectively referred to herein as the “Target Group”).

The purchase price for the Membership Interests was $1,000,000, which was paid by Buyer to Seller on the Closing Date. In addition, (1) during the period from February 1, 2019 through the Closing Date, the Target Group distributed to Seller and its affiliates (not including the Target Group) $3,100,000 of cash and (2) substantially all of the intercompany amounts of the Target Group due to or from the Company and its direct and indirect subsidiaries (not including the Target Group) were eliminated through offsets, releases and capital contributions. Buyer and Seller provided customary indemnifications under the Purchase Agreement and provided each other with customary representations, warranties and covenants.

In connection with the Purchase Agreement, PCDLLC entered into two triple net lease agreements, each dated as of the Closing Date (each, a “Lease Agreement” and, together, the “Lease Agreements”), pursuant to which PCDLLC agreed to lease (1) from Two Commerce LLC (“TC”), a subsidiary of the Company, a 61,000 square foot facility located in Palm Coast, Florida, and (2) from Commerce Blvd Holdings, LLC (“CBH”), a subsidiary of the Company, a 143,000 square foot facility in Palm Coast, Florida.

Pursuant to each Lease Agreement, all structural, mechanical, maintenance and other costs associated with the applicable facility being leased are the responsibility of PCDLLC. The term of each Lease Agreement is 10 years. At the option of PCDLLC, the expiration date of each Lease Agreement may be accelerated (1) to the date PCDLLC pays the applicable landlord an amount equal to the present value of all future rent calculated as of the proposed expiration date or (2) to a date within 30 days after the sixth anniversary of the Closing Date if PCDLLC pays the applicable landlord an amount equal to 90% of the present value of all future rent calculated as of the proposed expiration date. Pursuant to the Lease Agreements, PCDLLC will pay to TC and CBH the aggregate annual rent set forth below, which is payable in equal monthly installments in each of the applicable years, subject to a waiver of the payment of rent attributable to the month of May 2019.

Year	Aggregate Annual Rent under Both Lease Agreements
1	$1,900,000
2	$1,941,500
3	$1,985,328
4	$2,041,564
5	$2,105,294
6	$2,181,604
7	$2,260,585
8	$2,342,331
9	$2,426,937
10	$2,514,505

In connection with the transactions contemplated by the Purchase Agreement, the Company and its direct and indirect subsidiaries (not including the Target Group) retained their obligations under the Company’s defined benefit pension plan following the Closing Date. The transactions contemplated by the Purchase Agreement and the associated work force reduction with respect to the Company and its direct and indirect subsidiaries (not including the Target Group) resulted in the acceleration of the funding of approximately $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan pursuant to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder.  The Company notified the Pension Benefit Guaranty Corporation of the transactions contemplated by the Purchase Agreement and, as permitted by ERISA, made an election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021.

Prior to the Closing Date, Rory Burke was the chief executive officer and president of PCDLLC and FulCircle Media, LLC and was a named executive officer of the Company. In connection with the closing of the transactions contemplated by the Purchase Agreement, effective as of the Closing Date, Mr. Burke ceased to be a named executive officer of the Company.

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

In addition to the Company’s website, the Securities and Exchange Commission maintains an Internet site that contains the Company’s reports, proxy and information statements, and other information that the Company electronically files with, or furnish to, the Securities and Exchange Commission at www.sec.gov.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company’s executive offices are located in approximately 2,400 square feet of leased space in an office building in Plymouth Meeting, Pennsylvania. The Company’s real estate business is located in approximately 2,300 square feet of leased space in an office building in Rio Rancho, New Mexico. In addition, other real estate inventory and investment properties are described in Item 1 of Part I of this annual report on Form 10-K with certain mortgages associated with such real estate described in Item 7 of Part II of this annual report on Form 10-K .. The Company believes its facilities are adequate for its current requirements.

Item 3.	Legal Proceedings

The Company and its subsidiaries are involved in various pending or threatened claims and legal actions arising in the ordinary course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Christopher V. Vitale, age 43, has been President and Chief Executive Officer of the Company since September 2017. From September 2014 to September 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from 2013 to September 2014, he was Vice President and General Counsel of the Company. From 2012 to 2013, Mr. Vitale was Vice President, Legal at Franklin Square Holdings, L.P. and, from 2011 to 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. During 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from 2009 to 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

James M. McMonagle, age 52, has been Vice President and Chief Financial Officer of the Company since September 2017. From February 2017 to September 2017, Mr. McMonagle was Vice President, Finance of the Company. From August 2015 to November 2016, Mr. McMonagle was Director of Finance of The Lloyd Group, Inc., a technology services firm and, from 2012 to July 2015, he was Vice President, Finance of SnapOne, Inc., a cloud-based mobile software company. Prior to 2012, Mr. McMonagle held various senior accounting and financial positions for private and publicly traded companies in multiple industries.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Many of the amounts and percentages presented in this Part II have been rounded for convenience of presentation. All references in this Part II to 2019 and 2018 mean the Company’s fiscal years ended April 30, 2019 and 2018, unless the context otherwise indicates.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 24, 2019, there were 416 holders of record of the common stock.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that five of the Company’s shareholders beneficially owned approximately 72% of the outstanding common stock as of July 3, 2019. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2019 was approximately 5,200 shares per day.

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

Equity Compensation Plan Information

See Item 12, which incorporates such information by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”).

Item 6.	Selected Financial Data

As a smaller reporting company, the Company has elected not to provide the disclosure under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

For a description of the Company’s business, refer to Item 1. As indicated in Item 1, the Company, through its subsidiaries, is primarily engaged in one business segment: the real estate business. The Company has no foreign sales.

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

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Areas that require significant judgments and estimates to be made include: (1) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (2) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets (including real estate inventories) and assets held for sale; (3) actuarially determined defined benefit pension plan obligations and other pension plan accounting and disclosures; (4) risk assessment of uncertain tax positions; and (5) the determination of the recoverability of net deferred tax assets. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•	real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, a test for asset impairment may be required. Asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;

•	defined benefit pension plan obligations and plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;

•	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and

•	the Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company projects its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets ($4,536,000 as of April 30, 2019).

RESULTS OF OPERATIONS

Year Ended April 30, 2019 Compared to Year Ended April 30, 2018

Prior to April 26, 2019, the Company had been engaged in the fulfillment services business. On April 26, 2019, the fulfillment services business was sold (refer to Item 1 of Part I of this annual report on Form 10-K for more detail). The Company’s fulfillment services business has been classified as discontinued operations in the financial statements included in this Form 10-K. Financial information from prior periods has been reclassified to conform to this presentation.

For 2019, the Company reported net income of $1,527,000, or $0.19 per share, compared to net income of $238,000, or $0.03 per share, in 2018. Results consisted of (i) a net loss from continuing operations of $2,465,000, or $0.30 per share, in 2019 compared to a net loss of $2,564,000, or $0.32 per share, in 2018 and (ii) net income from discontinued operations of $3,992,000, or $0.49 per share, in 2019 compared to net income of $2,802,000, or $0.35 per share, for 2018. A discussion of continuing operations and discontinued operations follows.

Continuing Operations

For 2019, the Company’s continuing operations reported a net loss of $2,465,000, or $0.30 per share, compared to a net loss of $2,564,000, or $0.32 per share, in 2018. Revenues were $12,831,000 for 2019 compared to $8,927,000 for 2018.

Revenues from land sales were $12,313,000 for 2019 compared to $8,439,000 for 2018. For 2018, $2,044,000 of the $8,439,000 of revenues from land sales was for an approximate five acre undeveloped commercial property in Colorado, which had a gross profit percentage of 65%. The number of new construction single-family residential starts in Rio Rancho by the Company’s customers and other builders was 443 in 2019 and 473 in 2018.

The Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. The Company sold 65 acres of residential land in 2019 at an average selling price of $190,000 per acre compared to 27 acres of residential land in 2018 at an average selling price of $237,000 per acre. The decrease in the average selling price per acre of residential land in 2019 compared to 2018 was primarily due to the location of the sold lots.

The average gross profit percentage on land sales in New Mexico before indirect costs was 12% for 2019 compared to 16% for 2018. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in 2019 or 2018. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

Other revenues were $518,000 for 2019 compared to $488,000 for 2018. Other revenues for 2019 primarily consisted of fees and forfeited deposits from customers, leasehold income and miscellaneous other income items. Other revenues for 2018 were primarily due to the recognition of deferred revenue related to an oil and gas lease, fees and forfeited deposits from customers and miscellaneous other income items.

Operating expenses for the Company’s real estate business were $990,000 for 2019 compared to $1,652,000 for 2018. Operating expenses for 2019 primarily consisted of payroll and benefits, real estate taxes, land maintenance costs and depreciation. The decrease of $662,000 was primarily due to lower real estate taxes and land maintenance costs offset in part by higher payroll and benefits.

General and administrative expenses for the Company’s real estate business were $625,000 for 2019, an increase from $578,000 for 2018, primarily due to increased professional fees. Corporate general and administrative expenses were $3,589,000 for 2019, an increase from $3,474,000 for 2018, primarily due to higher depreciation expense, offset in part by lower pension expense.

Interest expense was $25,000 for 2019 compared to $5,000 for 2018. Interest expense in both years is related to the amortization of debt issuance costs related to land development activities. There was $115,000 of capitalized interest for 2019 and $13,000 for 2018.

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017. The Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The Act reduced the federal corporate tax rate to 21.0% effective January 1, 2018. As the Company has an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in the Company having a blended federal tax rate of 29.7% for 2018. Effective May 1, 2018, the Company’s federal corporate tax rate was 21.0%.

The Company completed its accounting for the tax effects of the Act during 2019, including adjustments to its deferred tax balances. The Company’s continuing operations had a benefit for income taxes of $708,000 for 2019 compared to a benefit for income taxes of $279,000 for 2018. During 2018 and as a result of the Act, the Company re-measured its deferred tax assets and liabilities based on the rates at which the deferred tax assets and liabilities were expected to reverse in the future, which is generally 21.0%. During 2018, the Company recognized a provisional income tax expense of $523,000 due to the re-measurement of its deferred tax assets and liabilities.

As a result of the lapse of the statute of limitations, the Company’s total tax effect of gross unrecognized tax benefits in the accompanying financial statements of $58,000 at April 30, 2018 was recognized during 2019.

Discontinued Operations

The Company’s fulfillment services business operated in an industry unrelated to the Company’s continuing operations and had business operations, employees (including its management), customers, suppliers, liquidity and capital resources that were generally different from those of the Company’s continuing operations. The sale of the Company’s fulfillment services business is not expected to have a material impact on the Company’s continuing operations. As noted in Item 1 of Part I of this annual report on Form 10-K, the Company retained ownership of certain real estate in Palm Coast, Florida, which is being leased to the fulfillment services business pursuant to two triple net lease agreements.

Net income from discontinued operations was $3,992,000, or $0.49 per share, in 2019 compared to net income of $2,802,000, or $0.35 per share, for 2018. The results from discontinued operations for 2019 included a pretax gain of $2,506,000, or $0.31 per share, resulting from the sale of the fulfillment services business and for 2018 included a pretax gain of $1,318,000, or $0.16 per share, from a previously disclosed settlement agreement with the State of Florida.

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

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects and existing cash balances. Land investments generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale or other real estate projects will require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected.

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2019 by $6,401,000, with $23,903,000 of assets and $30,304,000 of liabilities and was underfunded at April 30, 2018 by $9,051,000, with $23,372,000 of assets and $32,423,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.54% per year at April 30, 2019 and 3.82% per year at April 30, 2018, which are based on the FTSE Pension Discount Curve (formerly known as the Citigroup yield curve) as of such dates as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2019, for a 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by approximately $663,000 and for a 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by approximately $690,000. As of April 30, 2019, the effect of every 0.25% change in the investment rate of return on pension plan assets would increase or decrease the subsequent year’s pension expense by approximately $56,000, and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by approximately $13,000.

As noted in Item 1 of Part I of this annual report on Form 10-K, the Company retained its obligations under the Company’s defined benefit pension plan following the sale of the Company’s fulfillment services business. The work force reduction with respect to the Company in connection with the sale of the fulfillment services business resulted in the acceleration of the funding of approximately $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan pursuant to ERISA and the regulations thereunder.  The Company notified the PBGC of the sale of the fulfillment services business and, as permitted by ERISA, made an election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021.

The closing of certain facilities in fiscal year 2011 and the associated work force reduction resulted in the PBGC requiring the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  The Company entered into a settlement agreement with the PBGC in fiscal 2014 with respect to such liability. The settlement agreement with the PBGC terminated by its terms in 2019 with the PBGC being deemed to have released and discharged the Company and all other members of its controlled group from any claims thereunder.

Oil and Gas Leases

•	New Mexico. During fiscal year 2015, the Company entered into an oil and gas lease with respect to all minerals and mineral rights owned by the Company or for which the Company has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. As partial consideration for entering into the lease, the Company received approximately $1,010,000 in fiscal year 2015. Revenue from this transaction was recorded over the initial lease term ending in 2019, which totaled $76,000 in 2019 and $228,000 in 2018. In 2019, the oil and gas lease was amended pursuant to a lease extension agreement. The lease extension agreement extends the expiration date of the initial term of the lease from September 2018 to September 2020. No fee was paid by the lessee to the Company with respect to such extension. If the lessee or any of its affiliates provides any consideration to obtain, enter into, option, extend or renew an interest in any minerals or mineral rights within Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico at any time from September 2017 through September 2020, lessee shall pay the Company an amount equal to the amount of such consideration paid per acre multiplied by 54,793.24. The lease extension agreement further provides that the lessee shall assign, or shall cause their affiliate to assign, to the Company an overriding royalty interest of 1% with respect to the proceeds derived from any minerals or minerals rights presently or hereinafter owned by, leased by, optioned by or otherwise subject to the control of lessee or any of its affiliates in any part of Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico. The Company did not record any revenue in 2019 related to the lease extension agreement.

•	Colorado. The Company owns certain minerals and mineral rights in and under approximately 80 surface acres of land in Brighton, Colorado leased for an initial term ending in September 2020 and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. The lease does not require the lessee to drill any oil or gas wells. The lessee has agreed to pay the Company a royalty on oil and gas produced from the property of 18.75% of the proceeds received by the lessee from the sale of such oil and gas, and such royalty will be charged with 18.75% of certain post-production costs associated with such oil and gas. In addition, the Company owns certain minerals and mineral rights in and under approximately 78 surface acres of land in Brighton, Colorado subject to a historical lease. No royalties under these leases were received during 2019 or 2018.

Operating Activities

Real estate inventory decreased from $58,874,000 at April 30, 2018 to $57,773,000 at April 30, 2019. Inventory in the Company’s core real estate market of Rio Rancho decreased from $54,929,000 at April 30, 2018 to $53,831,000 at April 30, 2019, primarily due to real estate land sales, which were offset in part by an increase in land development activity and the acquisition of property. The balance of real estate inventory primarily consisted of properties in Colorado.

Investment assets decreased from $17,725,000 at April 30, 2018 to $17,227,000 at April 30, 2019, primarily due to depreciation charges. Investment assets include (i) investment land, which represents vacant, undeveloped land not held for development or sale in the normal course of business, and (ii) two facilities located in Palm Coast, Florida that aggregate 204,000 square feet and are leased to a third party.

Other assets increased from $594,000 at April 30, 2018 to $6,475,000 at April 30, 2019, primarily due to the present value of expected lease payments deemed to be consideration from sale of the Company’s fulfillment services business.

Taxes receivable, net decreased from $764,000 at April 30, 2018 to $283,000 at April 30, 2019, primarily due to the receipt of a federal tax refund of $272,000. Deferred income taxes, net increased from $2,965,000 at April 30, 2018 to $4,536,000 at April 30, 2019, primarily due to the addition of federal net operating loss carry forwards resulting in a deferred tax asset of $2,079,000.

Accounts payable and accrued expenses increased from $2,767,000 at April 30, 2018 to $2,964,000 at April 30, 2019, primarily due to an increase in land development activity in New Mexico.

Other liabilities and deferred revenue decreased from $134,000 at April 30, 2018 to none at April 30, 2019, due to the amortization of deferred revenue related to an oil and gas lease payment received in fiscal year 2015.

The unfunded pension liability of the Company’s frozen defined benefit pension plan decreased from $9,051,000 at April 30, 2018 to $6,401,000 at April 30, 2019, primarily due to Company contributions to the pension plan and favorable investment results of plan assets during 2019. The Company recorded, net of tax, other comprehensive income of $903,000 in 2019 and other comprehensive income of $1,306,000 in 2018, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Financing Activities

Notes payable, net decreased from $1,843,000 at April 30, 2018 to $1,319,000 at April 30, 2019, primarily due to repayments made on financing for land development activity. Given below are descriptions of the Company’s financing arrangements:

•	Lomas Encantadas Subdivision

o	In 2018, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“Lender”). The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and Lender with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of Lender, ASW guaranteed LEDC’s obligations under each of the above agreements.

▪	Initial Available Principal: Lender agreed to lend up to $4,750,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

▪	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan as of April 30, 2019 was $181,000 and LEDC made principal repayments of $3,234,000 during 2019. In June 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

▪	Maturity Date: The loan was scheduled to mature in December 2021.

▪	Interest Rate: Interest on the outstanding principal amount of the loan was payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly.

▪	Lot Release Price: Lender was required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $43,000 or $53,000 depending on the location of the lot.

▪	Book Value: The total book value of the property within the Lomas Encantadas subdivision mortgaged to Lender under this loan was $10,840,000 as of April 30, 2019.

▪	Capitalized Interest: The Company capitalized interest related to this loan of $82,000 in 2019 and $13,000 in 2018.

LEDC and ASW made certain representations and warranties in connection with this loan and were required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contained customary events of default for similar financing transactions, including: LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $35 million. Upon the occurrence and during the continuance of an event of default, Lender had the right to declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to Lender in connection with the loan. As noted above, in June 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

o	In June 2019, LEDC entered into another Development Loan Agreement with Lender. This second Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and Lender with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by ASW in favor of Lender, ASW has guaranteed LEDC’s obligations under each of the above agreements.

▪	Initial Available Principal: Lender agrees to lend up to $2,475,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

▪	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan as of July 19, 2019 was $29,000. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $900,000 on or before March 17, 2021, $300,000 on or before June 17, 2021, $300,000 on or before September 17, 2021, $262,500 on or before December 17, 2021, $525,000 on or before March 17, 2022 and $187,500 on or before June 17, 2022. The outstanding principal amount of the loan may be prepaid at any time without penalty.

▪	Maturity Date: The loan is scheduled to mature in June 2022.

▪	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly.

▪	Lot Release Price: Lender is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $37,500.

▪	Book Value: The total book value of the property within the Lomas Encantadas subdivision mortgaged to Lender under this loan was $3,395,000 as of April 30, 2019.

LEDC and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, Lender may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to Lender in connection with the loan.

•	Hawk Site Subdivision

o	In 2019, Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Main Bank. The loan under the Business Loan Agreement is evidenced by a Promissory Note and is secured by a Mortgage, between HDC and Main Bank with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by ASW in favor of Main Bank, ASW has guaranteed HDC’s obligations under each of the above agreements.

▪	Initial Available Principal: Main Bank agrees to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision.

▪	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan as of April 30, 2019 was $1,203,000 and HDC made principal repayments of $390,000 during 2019. The outstanding principal amount of the loan as of July 22, 2019 was $993,000. HDC is required to reduce the principal balance of the loan to a maximum of $1,700,000 in July 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty.

▪	Maturity Date: The loan is scheduled to mature in July 2021.

▪	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually.

▪	Lot Release Price: Main Bank is required to release the lien of its mortgage on any lot upon HDC making a principal payment equal to the greater of $30,000 or 55% of the sales price of the lot.

▪	Book Value: The total book value of the property within the Hawk Site subdivision mortgaged to Main Bank was $4,874,000 as of April 30, 2019.

▪	Capitalized Interest: The Company capitalized interest related to this borrowing of $33,000 in 2019.

HDC and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: HDC’s failure to make principal, interest or other payments when due; the failure of HDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of HDC or ASW being false; and the insolvency or bankruptcy of HDC or ASW. Upon the occurrence and during the continuance of an event of default, Main Bank may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. At April 30, 2019, both HDC and ASW were in compliance with the covenants contained in the loan. HDC incurred customary costs and expenses and paid fees to Main Bank in connection with the loan.

Investing Activities

Capital expenditures were approximately $8,000 for 2019 and $52,000 for 2018, primarily for upgrades related to technology in both years. The Company believes that it has adequate cash, bank financing and cash flows from operations to provide for anticipated capital expenditures and land development spending in fiscal year 2020.

Off-Balance Sheet Arrangements

As of April 30, 2019, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

See  Note 1 to the financial statements included in this Form 10-K for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

The Company operates in one business segment: real estate.

IMPACT OF INFLATION

Operations of the Company’s real estate business can be impacted by inflation. Inflation can cause increases in the cost of materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. A large part of the Company’s real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for the Company’s land by these homebuilder customers could decrease. In general, in recent years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company’s markets, and as a result the Company has not found the inflation risk to be a significant problem in its business. Despite low inflation, the Company’s real estate operations are experiencing price increases as a result of recent tariffs and labor and material shortages.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development and capital expenditure needs, (2) the Company’s expected liquidity sources, (3) anticipated future development of the Company’s real estate holdings, (4) the development and construction of possible future commercial properties to be marketed to tenants, (5) the timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (6) the number of planned residential lots in the Company’s subdivisions, (7) estimates and assumptions used in determining future cash flows of real estate projects, (8) the utilization of existing bank financing, (9) the effect of recent accounting pronouncements, (10) the anticipated contributions by the Company to the pension plan, the amount of future annual benefit payments to the pension plan, the appropriateness of valuation methods to determine the fair value of financial instruments in the pension plan, the expected return on assets in the pension plan, the expected long-term rate of return on assets in the pension plan, the effect of changes in the weighted average discount interest rate on the amount of pension plan liabilities and the effect of changes in the investment rate of return on pension plan assets with respect to pension expense, (11) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2006 Equity Compensation Plan or the AMREP Corporation 2016 Equity Compensation Plan, (12) the future issuance of deferred stock units to directors of the Company, (13) the adequacy of the Company’s facilities, and (14) the materiality of claims and legal actions arising in the normal course of the Company’s business. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2019 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2019, internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

AMREP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended April 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

July 26, 2019

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2019 AND 2018

(Amounts in thousands, except share and per share amounts)

	2019	2018
		(Revised)
ASSETS
Cash and cash equivalents	$13,267	$10,851
Cash and cash equivalents - restricted	969	-
Real estate inventory	57,773	58,874
Investment assets	17,227	17,725
Other assets	6,475	594
Taxes receivable, net	283	764
Deferred income taxes, net	4,536	2,965
Assets of discontinued operations	-	14,452
TOTAL ASSETS	$100,530	$106,225

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$2,964	$2,767
Notes payable, net	1,319	1,843
Other liabilities and deferred revenue	-	134
Accrued pension costs	6,401	9,051
Liabilities of discontinued operations	~~-~~	5,300
TOTAL LIABILITIES	10,684	19,095

Commitments and contingencies (Note 12)	-	-

Shareholders’ Equity:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,353,154 at April 30, 2019 and 8,323,954 at April 30, 2018	835	832
Capital contributed in excess of par value	51,205	50,922
Retained earnings	49,052	47,525
Accumulated other comprehensive loss, net	(7,031)	(7,934)
Treasury stock, at cost – 225,250 shares at April 30, 2019 and 2018	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	89,846	87,130
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,530	$106,225

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2019	2018
REVENUES:
Real estate land sales	$12,313	$8,439
Other	518	488
	12,831	8,927

COSTS AND EXPENSES:
Real estate land sales	10,775	6,061
Real estate operating expenses	990	1,652
General and administrative:
Real estate operations	625	578
Corporate operations	3,589	3,474
Interest expense	25	5
	16,004	11,770
Loss from continuing operations before income taxes	(3,173)	(2,843)
Benefit for income taxes	(708)	(279)
Loss from continuing operations	(2,465)	(2,564)

Income from discontinued operations, net of income taxes (Note 2)	3,992	2,802
Net income	$1,527	$238

Basic and diluted earnings (loss) per share
Continuing operations	$(0.30)	$(0.32)
Discontinued operations	0.49	0.35
Earnings per share, net	$0.19	$0.03
Weighted average number of common shares outstanding – basic	8,099	8,073
Weighted average number of common shares outstanding – diluted	8,145	8,104

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended April 30,
	2019	2018
Net income	$1,527	$238
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($396 in 2019 and $569 in 2018)	903	1,306
Other comprehensive income	903	1,306
Total comprehensive income	$2,430	$1,544

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2017 (Revised – See Note 2)	8,303	$830	$50,694	$47,287	$(9,240)	$(4,215)	$85,356
Issuance of restricted common stock	26	3	176	-	-	-	179
Forfeitures of restricted common stock	(5)	(1)	(28)	-	-	-	(29)
Issuance of deferred common stock units	-	-	80	-	-	-	80
Net income	-	-	-	238	-	-	238
Other comprehensive income	-	-	-	-	1,306	-	1,306
Balance, April 30, 2018 (Revised – See Note 2)	8,324	832	50,922	47,525	(7,934)	(4,215)	87,130
Issuance of restricted common stock	29	3	203	-	-	-	206
Issuance of deferred common stock units	-	-	80	-	-	-	80
Net income	-	-	-	1,527	-	-	1,527
Other comprehensive income	-	-	-	-	903	-	903
Balance, April 30, 2019	8,353	$835	$51,205	$49,052	$(7,031)	$(4,215)	$89,846

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,527	$238
Income from discontinued operations	3,992	2,802
(Loss) from continuing operations	$(2,465)	$(2,564)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	606	509
Amortization of debt issuance costs	25	-
Non-cash credits and charges:
Stock-based compensation	231	177
Deferred income tax (benefit) provision	(299)	636
Net periodic pension cost	649	729
Changes in assets and liabilities:
Real estate inventory and investment assets	1,110	(2,783)
Other assets	(436)	18
Accounts payable and accrued expenses	196	1,369
Taxes receivable and payable	481	(911)
Other liabilities and deferred revenue	(134)	1,650
Accrued pension costs	(2,000)	(1,040)
Total adjustments	429	354
Net cash (used in) operating activities of continuing operations	(2,036)	(2,210)
Net cash provided by operating activities of discontinued operations	2,628	2,741
Net cash provided by operating activities	592	531

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	85	-
Capital expenditures	(8)	(52)
Net cash provided by (used in) investing activities of continuing operations	77	(52)
Net cash provided by (used in) investing activities of discontinued operations	75	(87)
Net cash provided by (used in) investing activities	152	(139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	3,121	1,887
Principal debt payments	(3,624)	-
Payments for debt issuance costs	(46)	(49)
Net cash (used in) provided by financing activities	(549)	1,838

Increase in cash, cash equivalents and restricted cash	195	2,230
Cash, cash equivalents, beginning of year	14,041	11,811
Cash, cash equivalents and restricted cash, end of year	$14,236	$14,041

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes (refunded) paid, net	$(248)	$7
Deferred purchase price (see Note 2)	$5,636	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES:

Organization and principles of consolidation

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (collectively, the “Company”). The Company, through its subsidiaries, is primarily engaged in one business segment: the real estate business. The Company has no foreign sales. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to April 26, 2019, the Company had been engaged in the fulfillment services business. The fulfillment services business performed fulfillment and contact center services for publications, membership organizations, government agencies and other direct marketers. On April 26, 2019, the Company’s fulfillment services business was sold. Results of the Company’s fulfillment services business are retrospectively reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. Prior year information has been adjusted to conform to the current year presentation. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 2 – Discontinued Operations for more information regarding results from discontinued operations.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year. Certain 2018 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2019 and 2018 mean the fiscal years ended April 30, 2019 and 2018, unless the context otherwise indicates.

Revenue recognition

Real estate sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold.

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

The Company may enter into leases with tenants with respect to property or buildings it owns. Base rental payments from tenants are recognized as revenue monthly over the term of the lease. Additional rent related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses is recognized as revenue in the period the expenses are incurred.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of ninety days or less when purchased and are readily convertible into cash. Restricted cash consists of cash deposits with a bank that are restricted due to two Subdivision Improvement Agreements with the City of Rio Rancho, New Mexico.

Reclassifications

In connection with the sale of the Company’s fulfillment services business, certain real property previously classified as property, plant and equipment but currently rented to the fulfillment services business has been reclassified on the consolidated balance sheets as investment assets in the periods presented. These reclassifications have no effect on previously reported net income or retained earnings.

Real estate inventory

Real estate inventory includes land and improvements on land held for future development or sale. The Company accounts for its real estate inventory in accordance with ASC 360-10. The cost basis of the land and improvements includes all direct acquisition costs including development costs, certain amenities, capitalized interest, capitalized real estate taxes and other costs. Interest and real estate taxes are not capitalized unless active development is underway. Real estate inventory held for future development or sale is stated at accumulated cost and is evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Provisions for impairment are recorded when undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material. Due to the subjective nature of the estimates and assumptions used in determining future cash flows, actual results could differ materially from current estimates and the Company may be required to recognize impairment charges in the future.

Investment assets

Investment assets consist of (i) investment land, which represents vacant, undeveloped land not held for development or sale in the normal course of business, and (ii) real estate assets that are leased to third parties. Investment assets are stated at the lower of cost or net realizable value.

Depreciation of investment assets is provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives, which generally are 10 to 40 years for buildings and improvements.

Impairment of long-lived assets

Long-lived assets consist of real estate being leased to third parties and are accounted for in accordance with ASC 360-10. Long-lived assets are evaluated and tested for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Asset impairment tests are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. The evaluation of operating asset groups includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and general and administrative expenses. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions.

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

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year. Unvested restricted shares of common stock (see Note 10) are not included in the computation of basic earnings per share, as they are considered contingently returnable shares. Unvested restricted shares of common stock are included in diluted earnings per share if they are dilutive. Deferred stock units (see Note 10) are included in both basic and diluted earnings per share computations.

Pension plan

The Company recognizes the over-funded or under-funded status of its defined benefit pension plan as an asset or liability as of the date of the plan’s year-end statement of financial position and recognizes changes in that funded status in the year in which the changes occur through comprehensive income (loss).

Comprehensive income

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Total comprehensive income is the total of net income or loss and other comprehensive income that, for the Company, consists solely of the minimum pension liability net of the related deferred income tax effect.

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates that affect the financial statements include, but are not limited to, (i) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (ii) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (iii) actuarially determined benefit obligation and other pension plan accounting and disclosures; (iv) risk assessment of uncertain tax positions; and (v) the determination of the recoverability of net deferred tax assets. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

Discontinued operations

The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations, as defined in Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations (“ASC Topic 205-20”).

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further guidance (collectively, “Topic 606”). Topic 606 clarified the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates are required under Topic 606 than were required under the prior generally accepted accounting principles. Topic 606 was effective for the Company's fiscal year beginning May 1, 2018. The Company adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning after May 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 360-20. The adoption of Topic 606 had no impact on the Company's results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Upon adoption of ASU 2016-02, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 will be effective for the Company for fiscal year 2020 beginning May 1, 2019. The adoption of ASU 2016-02 by the Company is not expected to have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including classifying proceeds from company-owned life insurance proceeds as an investing activity. ASU 2016-15 was effective for the Company’s fiscal year beginning May 1, 2018. The Company received life insurance proceeds of $85,000 during 2018, which is reflected in the accompanying Consolidated Statement of Cash Flows as an investing activity. The income associated with the life insurance proceeds was recognized in various years prior to 2019.

In January 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 will be effective for the Company’s fiscal year 2020 beginning May 1, 2019. The Company has determined it will not elect to reclassify such tax effects, and as such, the adoption of ASU 2018-02 will not have an effect on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 will be effective for the Company’s fiscal year 2021 beginning May 1, 2020. The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated financial statements.

There are no other new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its consolidated financial statements.

(2)	DISCONTINUED OPERATIONS:

On April 26, 2019, Palm Coast Data Holdco, Inc. (“Seller”), a wholly owned subsidiary of the Company, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Studio Membership Services, LLC (“Buyer”). The closing of the transactions contemplated by the Purchase Agreement occurred on April 26, 2019 (the “Closing Date”).

Pursuant to the Purchase Agreement, Buyer acquired the Company’s fulfillment services business through the purchase from Seller of all of the membership interests (the “Membership Interests”) of Palm Coast Data LLC (“PCDLLC”) (which included PCDLLC’s wholly owned subsidiary FulCircle Media, LLC) and Media Data Resources, LLC (PCDLLC, FulCircle Media, LLC and Media Data Resources, LLC are collectively referred to herein as the “Target Group”). Pursuant to ASC 205-20, “Presentation of Financial Statements - Discontinued Operations”, the membership interests sold are reported as discontinued operations in the accompanying financial statements.

The purchase price for the Membership Interests was $1,000,000, which was paid by Buyer to Seller on the Closing Date. In addition, substantially all of the intercompany amounts of the Target Group due to or from the Company and its direct and indirect subsidiaries (not including the Target Group) were eliminated through offsets, releases and capital contributions. Buyer and Seller provided customary indemnifications under the Purchase Agreement and provided each other with customary representations, warranties and covenants.

In connection with the Purchase Agreement, PCDLLC entered into two triple net lease agreements, each dated as of the Closing Date (each, a “Lease Agreement” and, together, the “Lease Agreements”), pursuant to which PCDLLC has agreed to lease (1) from Two Commerce LLC (“TC”), a subsidiary of the Company, a 61,000 square foot facility located in Palm Coast, Florida, and (2) from Commerce Blvd Holdings, LLC (“CBH”), a subsidiary of the Company, a 143,000 square foot facility in Palm Coast, Florida.

Pursuant to each Lease Agreement, all structural, mechanical, maintenance and other costs associated with the applicable facility being leased are the responsibility of PCDLLC. The term of each Lease Agreement is 10 years. At the option of PCDLLC, the expiration date of each Lease Agreement may be accelerated (1) to the date PCDLLC pays the applicable landlord an amount equal to the present value of all future rent calculated as of the proposed expiration date or (2) to a date within 30 days after the sixth anniversary of the Closing Date if PCDLLC pays the applicable landlord an amount equal to 90% of the present value of all future rent calculated as of the proposed expiration date. Pursuant to the Lease Agreements, PCDLLC will pay to TC and CBH the aggregate annual rent set forth below, which is payable in equal monthly installments in each of the applicable years, subject to a waiver of the payment of rent attributable to the month of May 2019.

Year	Aggregate Annual Rent under Both Lease Agreements
1	$1,900,000
2	$1,941,500
3	$1,985,328
4	$2,041,564
5	$2,105,294
6	$2,181,604
7	$2,260,585
8	$2,342,331
9	$2,426,937
10	$2,514,505

The gain before income taxes recorded on the sale of the Company’s fulfillment services business was $2,506,000 and consisted of the following:

•	closing consideration of $1,000,000 in cash;

•	deferred purchase price of $5,636,000 based on the present value of the portion of the lease rates in the lease agreements that exceeded estimated current market rates. The deferred purchase price is included in Other assets in the accompanying consolidated balance sheet as of April 30, 2019 (see Note 5) and will be amortized as payments from the tenant are received over the term of the lease agreements;

•	the net book value of the Membership Interests was $3,939,000; and

•	transaction costs of $191,000.

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations noted above to the assets and liabilities classified as discontinued operations in the accompanying balance sheets (in thousands, intercompany accounts have been eliminated):

April 30,
2018
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$3,190
Receivables, net	5,875
Deferred income taxes	1,900
Property and equipment, net	1,645
Other assets	1,842
Assets of discontinued operations	$14,452
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable, accrued expenses and other liabilities	$4,745
Taxes payable	555
Liabilities of discontinued operations	$5,300

The following table provides a reconciliation of the carrying amounts of components of pretax income of the discontinued operations to the amounts reported in the accompanying consolidated statements of operations (in thousands):

	April 30,
	2019	2018
Components of pretax income from discontinued operations:
Revenues	$26,847	$31,251
Operating expenses	23,813	23,594
General and administrative expenses	1,281	1,306
Interest expense	2	52
Gain on sale of the fulfillment services business	2,506	-
Income from discontinued operations before income taxes	4,257	6,299
Provision for income taxes	265	3,497
Income from discontinued operations	$3,992	$2,802

The following is a reconciliation of the Company’s cash and cash equivalents from the consolidated balance sheet as of April 30, 2018 to the consolidated statements of cash flows:

April 30, 2018
Cash and cash equivalents per balance sheet	$10,851
Cash and cash equivalents classified within discontinued operations	3,190
Beginning cash and cash equivalents balance per statement of cash flows	$14,041

Prior period adjustment

Retained earnings of the Company at May 1, 2017 has been revised to reflect the reduction of the carrying value of certain liabilities of the Company’s discontinued operations. Management has determined that the revisions as shown below are not material to the Company’s consolidated financial statements (in thousands).

			Revised
	Balance	Adjustment	Balance
	April 30, 2017	Increase	May 1, 2017
Revisions to the consolidated financial statements:
Retained earnings	$46,764	$523	$47,287

			Revised
	Balance	Adjustment	Balance
	April 30, 2018	Increase	April 30, 2018
Revisions to the consolidated financial statements:
Retained earnings	$47,002	$523	$47,525

Revisions to discontinued operations:
Deferred income taxes, net	$2,095	$(195)	$1,900
Accounts payable and accrued expenses	$5,463	$(718)	$4,745

(3)	REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development. A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region. In addition, approximately 92% of 2019 land sales were made to four customers.  There were no outstanding receivables from these four customers at April 30, 2019.

Accumulated capitalized interest costs included in real estate inventory at April 30, 2019 and April 30, 2018 totaled $4,143,000 and $4,029,000. There was $115,000 of capitalized interest for 2019 and $13,000 for 2018. Previously capitalized interest costs charged to real estate cost of sales were $1,000 and $5,000 during 2019 and 2018. Accumulated capitalized real estate taxes included in real estate inventory at April 30, 2019 and April 30, 2018 totaled $1,756,000 and $1,736,000. There was $31,000 of capitalized real estate taxes for 2019 and none for 2018. Previously capitalized real estate taxes charged to real estate cost of sales were $11,000 and $5,000 during 2019 and 2018.

(4)	INVESTMENT ASSETS:

Investment assets consist of:

	April 30,
	2019	2018
	(in thousands)
Land held for long-term investment	$9,706	$9,714

Leased warehouse and office facilities	13,527	13,501
Less accumulated depreciation	(6,006)	(5,490)
	7,521	8,011
	$17,227	$17,725

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2019, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

The warehouse and office facilities are located in Palm Coast, Florida, aggregate 204,000 square feet and are leased to a third party with a lease term that expires in 2029 (See Note 2 – Discontinued Operations for more information). Depreciation associated with the warehouse and office facilities of $516,000 and $491,000 was charged to operations in 2019 and 2018.

(5)	OTHER ASSETS:

Other assets consist of:

	April 30,
	2019	2018
	(in thousands)
Deferred purchase price (see Note 2)	$5,636	$-
Prepaid expenses and other, net	839	594
	$6,475	$594

Prepaid expenses and other, net includes property and equipment for which there was $17,000 charged to depreciation expense in both 2019 and 2018.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:

	April 30,
	2019	2018
	(in thousands)
Real estate operations	$2,359	$2,425
Corporate operations	605	342
	$2,964	$2,767

As of April 30, 2019, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $491,000, trade payables of $652,000, real estate customer deposits of $1,198,000 and other of $18,000. As of April 30, 2018, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $746,000, trade payables of $773,000, real estate customer deposits of $897,000 and other of $9,000.

(7)	NOTES PAYABLE:

Notes payable, net consist of:

	April 30,
	2019	2018
	(in thousands)
Real estate notes payable	$1,384	$1,887
Unamortized debt issuance costs	(65)	(44)
	$1,319	$1,843

Lomas Encantadas Subdivision

•	In 2018, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“Lender”). The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and Lender with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of Lender, ASW guaranteed LEDC’s obligations under each of the above agreements.

o	Initial Available Principal: Lender agreed to lend up to $4,750,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

o	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $181,000 as of April 30, 2019 and $1,887,000 as of April 30, 2018. LEDC made principal repayments of $3,234,000 during 2019 and no repayments during 2018. In June 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

o	Maturity Date: The loan was scheduled to mature in December 2021.

o	Interest Rate: Interest on the outstanding principal amount of the loan was payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. The interest rate on the loan was 5.49% as of April 30, 2019.

o	Lot Release Price: Lender was required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $43,000 or $53,000 depending on the location of the lot.

o	Book Value: The total book value of the property within the Lomas Encantadas subdivision mortgaged to Lender under this loan was $10,840,000 as of April 30, 2019.

o	Capitalized Interest: The Company capitalized interest related to this loan of $82,000 in 2019 and $13,000 in 2018.

LEDC and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contained customary events of default for similar financing transactions, including: LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $35 million. Upon the occurrence and during the continuance of an event of default, Lender may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to Lender in connection with the loan. As noted above, in June 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

Hawk Site Subdivision

•	In 2019, Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Main Bank. The loan under the Business Loan Agreement is evidenced by a Promissory Note and is secured by a Mortgage, between HDC and Main Bank with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by ASW in favor of Main Bank, ASW has guaranteed HDC’s obligations under each of the above agreements.

o	Initial Available Principal: Main Bank agrees to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision.

o	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan as of April 30, 2019 was $1,203,000 and HDC made principal repayments of $390,000 during 2019. HDC is required to reduce the principal balance of the loan to a maximum of $1,700,000 in July 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty.

o	Maturity Date: The loan is scheduled to mature in July 2021.

o	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually. The interest rate on the loan was 7.38% as of April 30, 2019.

o	Lot Release Price: Main Bank is required to release the lien of its mortgage on any lot upon HDC making a principal payment equal to the greater of $30,000 or 55% of the sales price of the lot.

o	Book Value: The total book value of the property within the Hawk Site subdivision mortgaged to Main Bank was $4,874,000 as of April 30, 2019.

o	Capitalized Interest: The Company capitalized interest related to this borrowing of $33,000 in 2019.

HDC and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: HDC’s failure to make principal, interest or other payments when due; the failure of HDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of HDC or ASW being false; and the insolvency or bankruptcy of HDC or ASW. Upon the occurrence and during the continuance of an event of default, Main Bank may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. At April 30, 2019, both HDC and ASW were in compliance with the financial covenants contained in the loan. HDC incurred customary costs and expenses and paid fees to Main Bank in connection with the loan.

(8)	OTHER REVENUES:

Other revenues consist of:

	April 30,
	2019	2018
	(in thousands)
Amortization of deferred revenue and other	$518	$488
	$518	$488

Amortization of deferred revenue and other includes the recognition of deferred revenue related to an oil and gas lease, fees and forfeited deposits from customers earned by the Company and miscellaneous other income items.

During fiscal year 2015, the Company entered into an oil and gas lease with respect to all minerals and mineral rights owned by the Company or for which the Company has executive rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. As partial consideration for entering into the lease, the Company received approximately $1,010,000 in fiscal year 2015. Revenue from this transaction was recorded over the initial lease term ending in 2019, which totaled $76,000 in 2019 and $228,000 in 2018. In 2019, the oil and gas lease was amended pursuant to a lease extension agreement. The lease extension agreement extends the expiration date of the initial term of the lease from September 2018 to September 2020. No fee was paid by the lessee to the Company with respect to such extension. If the lessee or any of its affiliates provides any consideration to obtain, enter into, option, extend or renew an interest in any minerals or mineral rights within Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico at any time from September 2017 through September 2020, lessee shall pay the Company an amount equal to the amount of such consideration paid per acre multiplied by 54,793.24. The lease extension agreement further provides that the lessee shall assign, or shall cause their affiliate to assign, to the Company an overriding royalty interest of 1% with respect to the proceeds derived from any minerals or minerals rights presently or hereinafter owned by, leased by, optioned by or otherwise subject to the control of lessee or any of its affiliates in any part of Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico. The Company did not record any revenue in 2019 related to the lease extension agreement.

(9)       FAIR VALUE MEASUREMENTS:

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There were no transfers between Levels 1, 2 or 3 during 2019 or 2018.

The Financial Instruments Topic of the FASB Accounting Standards Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Topic excludes all nonfinancial instruments from its disclosure requirements. Fair value is determined under the hierarchy discussed above. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions are used in estimating fair value disclosure for financial instruments: the carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments; and debt that bears variable interest rates indexed to prime or LIBOR also approximates fair value as they re-price when market interest rates change. These financial assets and liabilities are categorized as Level 1 within the fair value hierarchy described above.

The Company did not have any material long-term, fixed-rate mortgage receivables or payables at April 30, 2019 and 2018.

(10)	BENEFIT PLANS:

Pension plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2019 by $6,401,000, with $23,903,000 of assets and $30,304,000 of liabilities and was underfunded at April 30, 2018 by $9,051,000, with $23,372,000 of assets and $32,423,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.54% per year at April 30, 2019 and 3.82% per year at April 30, 2018, which are based on the FTSE Pension Discount Curve (formerly known as the Citigroup yield curve) as of such dates as it corresponds to the projected liability requirements of the pension plan. The fair value of the pension plan assets was measured in accordance with the guidance described in Note 9.

As described in Note 2, the Company retained its obligations under the Company’s defined benefit pension plan following the sale of the Company’s fulfillment services business. The work force reduction with respect to the Company in connection with the sale of the fulfillment services business resulted in the acceleration of the funding of approximately $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan pursuant to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder.  The Company notified the Pension Benefit Guaranty Corporation (the “PBGC”) of the sale of the fulfillment services business and, as permitted by ERISA, made an election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021.

The closing of certain facilities in fiscal year 2011 and the associated work force reduction resulted in the PBGC requiring the Company to accelerate the funding of approximately $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan.  The Company entered into a settlement agreement with the PBGC in fiscal 2014 with respect to such liability. The settlement agreement with the PBGC terminated by its terms in 2019 with the PBGC being deemed to have released and discharged the Company and all other members of its controlled group from any claims thereunder.

Pension assets and liabilities are measured at fair value, and are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). There were no impairments resulting in a change in fair value during 2019 and 2018.

Net periodic pension cost for 2019 and 2018 was comprised of the following components (in thousands):

	Year Ended April 30,
	2019	2018
Interest cost on projected benefit obligation	$1,183	$1,156
Expected return on assets	(1,854)	(1,796)
Plan expenses	415	345
Recognized net actuarial loss	905	1,294
Net periodic pension cost	$649	$999

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $887,000, $0 and $0. Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2019	2018
Discount rate used to determine net periodic pension cost	3.82%	3.52%
Discount rate used to determine pension benefit obligation	3.54%	3.82%
Expected long-term rate of return on assets used for pension cost on assets	8.00%	8.00%

The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$32,423	$34,244
Interest cost	1,183	1,156
Actuarial gain	(966)	(608)
Benefits paid	(2,336)	(2,369)
Benefit obligation at end of year	$30,304	$32,423
Change in plan assets:
Fair value of plan assets at beginning of year	$23,372	$23,277
Actual return on plan assets	1,277	1,838
Company contributions	2,000	1,040
Benefits paid	(2,336)	(2,369)
Plan expenses	(410)	(414)
Fair value of plan assets at end of year	$23,903	$23,372
Underfunded status	$(6,401)	$(9,051)
Recognition of underfunded status:
Accrued pension cost	$(6,401)	$(9,051)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheets. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2019	2018
Pretax accumulated comprehensive loss	$11,896	$13,184

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2019 and 2018 (in thousands):

	Pension Benefits
	Pretax	Net of Tax
Accumulated comprehensive loss, May 1, 2017	$15,059	$9,240
Net actuarial gain	(581)	(405)
Amortization of net loss	(1,294)	(901)
Accumulated comprehensive loss, April 30, 2018	13,184	7,934
Net actuarial gain	(383)	(274)
Amortization of net loss	(905)	(629)
Accumulated comprehensive loss, April 30, 2019	$11,896	$7,031

The Company recorded, net of tax, other comprehensive income of $903,000 in 2019 and other comprehensive income of $1,306,000 in 2018 to account for the net effect of changes to the unfunded portion of pension liability.

The asset allocation for the pension plan by asset category was as follows:

	April 30,
	2019	2018
Equity securities	52%	59%
Fixed income securities	45	38
Other (principally cash and cash equivalents)	3	3
Total	100%	100%

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

The expected return on assets for the pension plan is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the pension plan is invested, as well as current economic and market conditions. For 2019, the Company used an 8.0% assumed rate of return for purposes of the expected return rate on assets for the development of net periodic pension costs for the pension plan. For years following 2019, the assumed rate of return for purposes of the expected return rate on assets is anticipated to be 7.75%.

The Company funds the pension plan in compliance with IRS funding requirements. The Company contributed $2,000,000 to the pension plan during 2019 and $1,040,000 during 2018. The Company is required to make minimum contributions to the pension plan, however, no required minimum contributions are expected during fiscal year 2020.

The amount of future annual benefit payments to pension plan participants payable from plan assets is expected to be as follows: 2020 - $3,202,000, 2021 - $2,424,000, 2022 - $2,329,000, 2023 - $2,273,000 and 2024 - $2,184,000 and an aggregate of approximately $9,955,000 is expected to be paid in the fiscal five-year period 2025 through 2029.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2019 and 2018 (in thousands):

2019:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$631	$631	$-	$-
Investments at fair value:
Equity securities	12,473	12,473	-	-
Corporate bonds and debentures	10,799	-	10,799	-
Total assets at fair value	$23,903	$13,104	$10,799	$-

2018:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$687	$687	$-	$-
Investments at fair value:
Equity securities	13,809	13,809	-	-
Corporate bonds and debentures	8,876	-	8,876	-
Total assets at fair value	$23,372	$14,496	$8,876	$-

Equity compensation plans

The AMREP Corporation 2006 Equity Compensation Plan (the “2006 Equity Plan”) provided for the issuance of shares of common stock of the Company to employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards. The 2006 Equity Plan expired by its terms during fiscal year 2017 without affecting any existing awards under the 2006 Equity Plan, and no further awards may be granted under the 2006 Equity Plan. During 2019, 6,500 shares of common stock previously issued under the 2006 Equity Plan vested, leaving 2,500 shares issued under the 2006 Equity Plan that were not vested as of April 30, 2019.

In fiscal year 2017, the Board adopted, and the shareholders approved, the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”), which authorizes stock-based awards of various kinds to non-employee directors and employees covering up to a total of 500,000 shares of common stock of the Company. The 2016 Equity Plan will expire by its terms on, and no award will be granted under the 2016 Equity Plan on or after, September 19, 2026. During 2019, the Company issued 29,200 shares of restricted common stock under the 2016 Equity Plan and 14,783 shares issued under the 2016 Equity Plan vested, leaving 40,167 shares issued under the 2016 Equity Plan that were not vested as of April 30, 2019. The 14,783 shares vested under the 2016 Equity Plan included 4,700 shares issued to an employee of PCDLLC that vested as a result of the sale of the fulfillment services business described in Note 2.

The summary of the 2018 and 2019 restricted share award activity presented below represents the maximum number of shares issued to employees that could be vested:

Restricted time-based share awards	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2017	24,500	$5.28
Granted during 2018	25,750	6.92
Vested during 2018	(10,500)	5.59
Forfeited during 2018	(5,000)	5.67
Non-vested at April 30, 2018	34,750	6.35

Granted during 2019	29,200	7.05
Vested during 2019	(21,283)	6.25
Non-vested at April 30, 2019	42,667	$6.87

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

For 2019 and 2018, the Company recognized $151,000 and $96,000 of compensation expense related to shares of restricted common stock issued to employees under the equity plans. As of April 30, 2019, there was $122,000 of total unrecognized compensation expense related to shares of common stock issued to employees under the equity plans, which is expected to be recognized over the remaining vesting term not to exceed three years.

On the last trading day of calendar years 2018 and 2017, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $20,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $5.95 on December 31, 2018, the Company issued a total of 13,444 deferred common share units to members of the Company’s Board of Directors. Based on the closing price per share of $7.02 on December 29, 2017, the Company issued a total of 11,396 deferred common share units to members of the Company’s Board of Directors.

Each deferred common share unit represents the right to receive one share of Common Stock within 30 days after the first day of the month to follow such director’s termination of service as a director of the Company. Director compensation expense is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year. For 2019 and 2018, the total non-cash director fee compensation related to the issued deferred common share units was $80,000 for each year. At April 30, 2019 and 2018, there was $27,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of the following fiscal year.

(11)	INCOME TAXES:

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2019	2018
Current:
Federal	$(414)	$(898)
State and local	5	(17)
	(409)	(915)
Deferred:
Federal	(193)	872
State and local	(106)	(236)
	(299)	636
Total benefit for income taxes	$(708)	$(279)

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017. The Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The Act reduced the federal corporate tax rate to 21.0% effective January 1, 2018. As the Company has an April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal corporate tax rate of approximately 29.7% for the Company’s fiscal year ending April 30, 2018, and a 21% rate for subsequent fiscal years. The 29.7% federal corporate tax rate is a blended rate for the April 30, 2018 fiscal year-end based on a prorated percentage of the number of days prior and subsequent to the January 1, 2018 effective date.

The components of the net deferred income taxes are as follows (in thousands):

	April 30,
	2019	2018
Deferred income tax assets:
State tax loss carryforwards	$4,287	$3,457
U.S. Federal NOL carryforward	2,079	-
Accrued pension costs	1,608	2,401
Federal AMT carryforward	-	180
Vacation accrual	12	9
Real estate basis differences	3,725	3,781
Other	117	106
Total deferred income tax assets	11,828	9,934

	April 30,
	2019	2018
Deferred income tax liabilities:
Depreciable assets	(1,138)	(1,533)
Deferred gains on investment assets	(2,110)	(2,165)
Other	(36)	(36)
Total deferred income tax liabilities	(3,284)	(3,734)
Valuation allowance for realization of certain deferred income tax assets	(4,008)	(3,235)
Net deferred income tax asset	$4,536	$2,965

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates primarily to deferred tax assets, including net operating loss carryforwards in states where the Company either has no current operations or its operations are not considered likely to realize the deferred tax assets due to the amount of the applicable state net operating loss or its expected expiration date. The $773,000 increase in the valuation allowance in 2019 is related to the increase in state net operating losses that are not expected to be realizable.

The Company has federal net operating loss carryforwards of approximately $9,900,000, of which $147,000 will expire beginning in 2038 and the remaining amount does not have an expiration. In addition, the Company has state net operating loss carryforwards of approximately $115,400,000 that expire beginning in fiscal year ending April 30, 2020.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision (in thousands):

	Year Ended April 30,
	2019	2018
Computed tax benefit at statutory rate	$(666)	$(845)
Increase (reduction) in tax resulting from:
Deferred tax rate changes	(137)	231
Change in valuation allowances	773	144
State income taxes, net of federal income tax effect	(869)	(163)
Meals and entertainment	13	2
Other	178	352
Actual tax provision	$(708)	$(279)

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is not currently under examination by any tax authorities with respect to its income tax returns. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2015 are no longer subject to examination due to the expiration of the applicable statutes of limitations.

ASC 740 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following table summarizes the beginning and ending gross amount of unrecognized tax benefits:

	2019	2018
	(in thousands)
Gross unrecognized tax benefits at beginning of year	$58	$58
Gross increases:
Additions based on tax positions related to current year	-	-
Additions based on tax positions of prior years	-	-
Gross decreases:
Reductions based on tax positions of prior years	-	-
Reductions based on the lapse of the applicable statute of limitations	(58)	-
Gross unrecognized tax benefits at end of year	$-	$58

As a result of the lapse of the statute of limitations, the Company’s total tax effect of gross unrecognized tax benefits in the accompanying financial statements of $58,000 at April 30, 2018 was recognized during 2019. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will not change in fiscal year 2020.

The Company has elected to include interest and penalties in its income tax expense. The Company had no accrued interest or penalties at April 30, 2019 and 2018.

(12)	COMMITMENTS AND CONTINGENCIES:

The Company is obligated under long-term, non-cancelable leases for equipment and various real estate properties. Certain real estate leases provide that the Company will pay for taxes, maintenance and insurance costs and include renewal options. Lease costs for 2019 and 2018 were approximately $107,000 and $110,000. The total minimum lease commitments of $238,000 for fiscal years subsequent to April 30, 2019 are due as follows: 2020 - $115,000; 2021 - $98,000; 2022 - $23,000; 2023 - $2,000 and none thereafter.

(13)	LITIGATION:

The Company is involved in various pending or threatened claims and legal actions arising in the ordinary course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

(14)	RESTRICTED CASH:

The Company has entered into two Subdivision Improvement Agreements with the City of Rio Rancho, New Mexico. In connection with these agreements, the Company has signed a promissory note for each subdivision and deposited restricted funds with a reserve bank account for each subdivision. Following successful completion and acceptance of the Company’s performance in a subdivision, the applicable promissory note will be cancelled and the related restricted funds will be returned to the Company’s general cash. The total amount of restricted funds at April 30, 2019 was $969,000.

The following provides a reconciliation of the Company’s cash, cash equivalents and restricted cash at April 30, 2019 as reported in the consolidated balance sheets to the amount reported in the statement of cash flows (in thousands):

Cash and cash equivalents	$13,267
Restricted cash	969
Total cash, cash equivalents and restricted cash	$14,236

(15)	SUBSEQUENT EVENTS:

In June 2019, LEDC entered into a Development Loan Agreement with Lender. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and Lender with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by ASW in favor of Lender, ASW has guaranteed LEDC’s obligations under each of the above agreements.

•	Initial Available Principal: Lender agrees to lend up to $2,475,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

•	Repayments: LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $900,000 on or before March 17, 2021, $300,000 on or before June 17, 2021, $300,000 on or before September 17, 2021, $262,500 on or before December 17, 2021, $525,000 on or before March 17, 2022 and $187,500 on or before June 17, 2022. The outstanding principal amount of the loan may be prepaid at any time without penalty.

•	Maturity Date: The loan is scheduled to mature in June 2022.

•	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly.

•	Lot Release Price: Lender is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $37,500.

•	Book Value: The total book value of the property within the Lomas Encantadas subdivision mortgaged to Lender under this loan was $3,395,000 as of April 30, 2019.

LEDC and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, Lender may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to Lender in connection with the loan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of April 30, 2019 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control Over Financial Reporting, included in Part II, “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

No change in the Company’s system of internal control over “financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant.”

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

(a)       1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 26, 2019 – Marcum LLP

•	Consolidated Balance Sheets – April 30, 2019 and 2018

•	Consolidated Statements of Operations for the Two Years Ended April 30, 2019

•	Consolidated Statements of Comprehensive Income for the Two Years Ended April 30, 2019

•	Consolidated Statements of Shareholders’ Equity for the Two Years Ended April 30, 2019

•	Consolidated Statements of Cash Flows for the Two Years Ended April 30, 2019

•	Notes to Consolidated Financial Statements

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

Dated: July 26, 2019

By:	/s/ James M. McMonagle
James M. McMonagle
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher V. Vitale	President and Chief Executive Officer (Principal Executive	July 26, 2019
Christopher V. Vitale	Officer)

/s/ James M. McMonagle	Vice President and Chief Financial Officer (Principal Financial
James M. McMonagle	Officer and Principal Accounting Officer)	July 26, 2019

/s/ Edward B. Cloues, II	Director	July 26, 2019
Edward B. Cloues, II

/s/ Theodore J. Gaasche	Director	July 26, 2019
Theodore J. Gaasche

/s/ Robert E. Robotti	Director	July 26, 2019
Robert E. Robotti

/s/ Albert V. Russo	Director	July 26, 2019
Albert V. Russo

EXHIBIT INDEX

NUMBER	ITEM

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)

10.1	Tolling and Forbearance Agreement, dated August 13, 2012, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 14, 2012)

10.2	Settlement Agreement, dated as of August 30, 2013, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

10.3	First Amendment to Settlement Agreement, dated as of July 15, 2015, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2015)

10.4	Second Amendment to Settlement Agreement, dated as of February 2, 2016, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 15, 2016)

10.5	Oil and Gas Lease and the Addendum thereto, each dated September 8, 2014, by and among AMREP Southwest Inc., Outer Rim Investments, Inc., Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.6	Lease Extension Agreement, dated September 7, 2018, by and among Southwest Mineral Company, LLC, Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed September 11, 2018)

10.7	Development Loan Agreement, dated as of December 18, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.8	Non-Revolving Line of Credit Promissory Note, dated December 18, 2017, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.9	Mortgage, Security Agreement and Financing Statement, dated as of November 16, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.10	Guaranty Agreement, dated as of December 18, 2017, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.11	Business Loan Agreement, dated July 20, 2018, between Main Bank and Hawksite 27 Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 25, 2018)

10.12	Promissory Note, dated July 20, 2018, by Hawksite 27 Development Company, LLC in favor of Main Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed July 25, 2018)

10.13	Mortgage, dated July 20, 2018, between Main Bank and Hawksite 27 Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed July 25, 2018)

10.14		Commercial Guaranty, dated July 24, 2018, made by AMREP Southwest Inc. for the benefit of Main Bank. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed July 25, 2018)

10.15		Membership Interest Purchase Agreement, dated as of April 26, 2019, between Studio Membership Services, LLC and Palm Coast Data Holdco, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 26, 2019)

10.16		Lease Agreement, dated as of April 26, 2019, made by Palm Coast Data LLC and Two Commerce LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 26, 2019)

10.17		Lease Agreement, dated as of April 26, 2019, made by Palm Coast Data LLC and Commerce Blvd Holdings, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 26, 2019)

10.18		Development Loan Agreement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.19		Non-Revolving Line of Credit Promissory Note, dated June 17, 2019, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.20		Mortgage, Security Agreement and Financing Statement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.21		Guaranty Agreement, dated as of June 17, 2019, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.22	(a)	2006 Equity Compensation Plan. (Incorporated by reference to Appendix B to Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006)

10.23	(a)	Form of Restricted Stock Award under the 2006 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)

10.24	(a)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.25	(a)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.26	(a)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.27	(a)	Change of Control Agreement, dated as of March 5, 2014, between Palm Coast Data LLC and Rory Burke. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 7, 2014)

16.1		Letter, dated December 22, 2017, from RSM US LLP. (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed December 22, 2017)

21	(b)	Subsidiaries of Registrant.

23.1	(b)	Consent of Marcum LLP.

31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(a) Management contract or compensatory plan or arrangement in which directors or officers participate.

(b) Filed herewith.

