Form 10-Q
period 2019-07-31
AMREP CORP.
filed 2019-09-11
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 9, 2019 – 8,136,904.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,591	$13,267
Cash and cash equivalents - restricted	305	969
Real estate inventory	55,515	57,773
Investment assets, net	17,108	17,227
Other assets	6,672	6,475
Taxes receivable, net	283	283
Deferred income taxes, net	4,603	4,536
TOTAL ASSETS	$100,077	$100,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$3,009	$2,964
Notes payable, net	842	1,319
Accrued pension costs	6,365	6,401
TOTAL LIABILITIES	10,216	10,684

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,362,154 at July 31, 2019 and 8,353,154 at April 30, 2019	836	835
Capital contributed in excess of par value	51,261	51,205
Retained earnings	48,856	49,052
Accumulated other comprehensive loss, net	(6,877)	(7,031)
Treasury stock, at cost – 225,250 shares at July 31, 2019 and April 30, 2019	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	89,861	89,846
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,077	$100,530

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three Months Ended July 31, 2019 and 2018

(Amounts in thousands, except per share amounts)

	2019	2018
REVENUES:
Real estate land sales	$4,382	$4,181
Rental income	341	-
Other	44	57
	4,767	4,238
COSTS AND EXPENSES:
Real estate land sales	3,655	3,731
Real estate operating expenses	559	276
General and administrative expenses:
Real estate operations	113	188
Corporate operations	894	927
Operating expenses	5,221	5,122
Operating loss from continuing operations	(454)	(884)

Interest income, net	124	28
Loss from continuing operations before income taxes	(330)	(856)
Benefit for income taxes	(134)	(194)
Loss from continuing operations	(196)	(662)

Income from discontinued operations, net of income taxes (Note 2)	-	723
Net (loss) income	(196)	61

Basic and diluted (loss) earnings per share
Continuing operations	$(0.02)	$(0.08)
Discontinued operations	-	0.09
(Loss) earnings per share, net	$(0.02)	$0.01
Weighted average number of common shares outstanding – basic	8,095	8,086
Weighted average number of common shares outstanding – diluted	8,095	8,124

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2019	8,353	$835	$51,205	$49,052	$(7,031)	$(4,215)	$89,846
Issuance of restricted common stock	9	1	56	-	-	-	57
Net loss				(196)			(196)
Other comprehensive income	-	-	-	-	154	-	154
Balance, July 31, 2019	8,362	$836	$51,261	$48,856	$(6,877)	$(4,215)	$89,861

Balance, May 1, 2018	8,324	$832	$50,922	$47,525	$(7,934)	$(4,215)	$87,130
Issuance of restricted common stock	29	3	203	-	-	-	206
Net income	-	-	-	61	-	-	61
Other comprehensive income	-	-	-	-	157	-	157
Balance, July 31, 2018	8,353	$835	$51,125	$47,586	$(7,777)	$(4,215)	$87,554

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three Months Ended July 31, 2019 and 2018

(Amounts in thousands)

	2019	2018
Net (loss) income	$(196)	$61
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($67 in 2019 and $69 in 2018)	154	157
Other comprehensive income	154	157
Total comprehensive (loss) income	$(42)	$218

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended July 31, 2019 and 2018

(Amounts in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(196)	$61
Income from discontinued operations	-	723
Loss from continuing operations	$(196)	$(662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	127	126
Amortization of deferred financing fees	65	4
Non-cash credits and charges:
Interest earned on deferred purchase price	(64)	-
Stock-based compensation	48	25
Deferred income tax benefit	(134)	(107)
Net periodic pension cost	186	186
Deferred Rent	(24)	-
Changes in assets and liabilities:
Real estate inventory and investment assets	2,255	(299)
Other assets	(104)	(6)
Accounts payable and accrued expenses	45	312
Taxes receivable and payable	-	272
Other liabilities and deferred revenue	-	(57)
Total adjustments	2,400	456
Net cash provided by (used in) operating activities of continuing operations	2,204	(206)
Net cash provided by operating activities of discontinued operations	-	990
Net cash provided by operating activities	2,204	784
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	-	85
Capital expenditures	(1)	-
Net cash (used in) provided by investing activities of continuing operations	(1)	85
Net cash (used in) investing activities of discontinued operations	-	(34)
Net cash (used in) provided by investing activities	(1)	51
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	29	1,044
Principal debt payments	(572)	(774)
Payments for debt issuance costs	-	(46)
Net cash (used in) provided by financing activities	(543)	224

Increase in cash, cash equivalents and restricted cash	1,660	1,059
Cash, cash equivalents and restricted cash, beginning of period	14,236	14,041
Cash, cash equivalents and restricted cash, end of period	$15,896	$15,100

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$-	$(271)
Right-of-use assets obtained in exchange for operating lease liabilities	$198	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2019 and 2018

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company, through its subsidiaries, is primarily engaged in one business segment: the real estate business. The Company has no foreign sales or activities outside the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2020 and 2019 are to the fiscal years ending April 30, 2020 and 2019 and all references to the first quarters of 2020 and 2019 mean the fiscal three month periods ended July 31, 2019 and 2018.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2019, which was filed with the SEC on July 26, 2019 (the “2019 Form 10-K”). Certain 2019 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on net income or loss or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2019 Form 10-K, except for those adopted as described below.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In addition, ASU 2016-02 requires fixed lease payments under tenant leases to be recognized on a straight-line basis over the term of the related lease where the Company is lessor. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments is recorded within Other assets on the consolidated balance sheets. ASU 2016-02 was effective for the Company on May 1, 2019, with the Company recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. In the quarter ended July 31, 2019, right-of-use assets obtained in exchange for operating lease liabilities amounted to $198,000 as a result of adoption of ASU 2016-02. The adoption of ASU 2016-02 by the Company did not have a material effect on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for the Company on May 1, 2019. The adoption of ASU 2018-07 by the Company had no impact on its consolidated financial statements.

In January 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits but does not require the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 was effective for the Company on May 1, 2019. The Company had no such tax effects and therefore the adoption of ASU 2018-02 had no impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 will be effective for the Company’s fiscal year beginning May 1, 2020. The Company is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant for companies with defined benefit retirement plans. ASU 2018-14 will be effective for the Company’s fiscal year beginning May 1, 2020. The Company is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

(2)	DISCONTINUED OPERATIONS

Refer to Note 2 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the sale in 2019 of the Company’s fulfillment services business reported as discontinued operations in the accompanying financial statements. The following table provides a reconciliation of the carrying amounts of components of pretax income of the discontinued operations to the amounts reported in the accompanying consolidated statements of operations:

Three Months ended July 31,
2018
(in thousands)
Components of pretax income from discontinued operations:
Revenues	$7,445
Operating expenses	6,233
General and administrative expenses	346
Interest expense	1
Income from discontinued operations before income taxes	865
Provision for income taxes	142
Income from discontinued operations	$723

(3)	RESTRICTED CASH

The Company has entered into two Subdivision Improvement Agreements with the City of Rio Rancho, New Mexico. In connection with these agreements, the Company has signed a promissory note for each subdivision and deposited restricted funds in a reserve bank account for each subdivision. Following successful completion and acceptance of the Company’s performance in a subdivision, the applicable promissory note will be cancelled and the related restricted funds will be returned to the Company’s general cash.

During the three months ended July 31, 2019, $664,000 of cash was released from restrictions under the Subdivision Improvement Agreements. The total amount of restricted funds at July 31, 2019 was $305,000 and at April 30, 2019 was $969,000.

The following provides a reconciliation of the Company’s cash, cash equivalents and restricted cash as reported in the consolidated balance sheets to the amount reported in the statement of cash flows for the three month period ending July 31, 2019:

	July 31,	April 30,
	2019	2019
	(in thousands)
Cash and cash equivalents	$15,591	$13,267
Restricted cash	305	969
Total cash, cash equivalents and restricted cash	$15,896	$14,236

(4)	INVESTMENT ASSETS, NET

Investment assets, net consist of:

	July 31,	April 30,
	2019	2019
	(in thousands)
Land held for long-term investment	$9,709	$9,706

Leased warehouse and office facilities	13,527	13,527
Less accumulated depreciation	(6,128)	(6,006)
	7,399	7,521
	$17,108	$17,227

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2019, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

The warehouse and office facilities are located in Palm Coast, Florida, aggregate 204,000 square feet and are leased to a third party with a lease term that expires in 2029. Depreciation associated with the warehouse and office facilities of $122,000 and $122,000 was charged to operations for the three months ended July 31, 2019 and July 31, 2018.

(5)	OTHER ASSETS

Other assets consist of:

	July 31,	April 30,
	2019	2019
	(in thousands)
Deferred purchase price	$5,584	$5,636
Prepaid expenses and other, net	1,088	839
	$6,672	$6,475

The Company recognized deferred purchase price upon the sale of the Company’s fulfillment services business in April 2019. The deferred purchase price is being amortized over the term of the two lease agreements, with $52,000 of tenant lease payments reducing the deferred purchase price for the three months ended July 31, 2019. Prepaid expenses and other, net includes property and equipment for which there was $4,000 charged to depreciation expense for the three months ended July 31, 2019 and July 31, 2018. Right-of-use assets associated with the Company’s leases, amount to $175,000, net of $23,000 of depreciation expense charged during the three months ended July 31, 2019.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	July 31,	April 30,
	2019	2019
	(in thousands)
Real estate operations	$2,391	$2,359
Corporate operations	618	605
	$3,009	$2,964

As of July 31, 2019, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $439,000, trade payables of $590,000, real estate customer deposits of $1,317,000 and other of $45,000. As of April 30, 2019, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $491,000, trade payables of $652,000, real estate customer deposits of $1,198,000 and other of $18,000.

(7)	NOTES PAYABLE

Notes payable, net consist of:

	July 31,	April 30,
	2019	2019
	(in thousands)
Real estate notes payable	$842	$1,384
Unamortized debt issuance costs	-	(65)
	$842	$1,319

Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with Main Bank in July 2018 with respect to the development of certain planned residential lots within the Hawksite subdivision located in Rio Rancho, New Mexico. The outstanding principal amount of the loan as of July 31, 2019 was $813,000 and the Company made principal repayments of $390,000 during the three months ended July 31, 2019. The interest rate on the loan at July 31, 2019 was 7.88%. The Company capitalized $20,000 and $0 of interest related to this loan in the three months ended July 31, 2019 and July 31, 2018. In August 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BOKF, NA dba Bank of Albuquerque (“BoABQ”) in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. The Company made principal repayments of $182,000 during the three months ended July 31, 2019. The Company capitalized $4,000 and $26,000 of interest related to this loan in the three months ended July 31, 2019 and July 31, 2018. In June 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

Refer to Note 15 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BoABQ in June 2019 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. The outstanding principal amount of the loan as of July 31, 2019 was $28,000 and the Company made no principal repayments during the three months ended July 31, 2019. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BoABQ under this loan was $922,000 as of July 31, 2019. The interest rate on the loan at July 31, 2019 was 5.39%. The Company capitalized less than $1,000 of interest related to this loan in the three months ended July 31, 2019. At July 31, 2019, the Company was in compliance with the financial covenants contained within the loan documentation.

(8)	OTHER REVENUES

Other revenues were $44,000 for the three months ended July 31, 2019 and $57,000 for the three months ended July 31, 2018 and primarily consisted of forfeited deposits and amortization of deferred revenue.

(9)	BENEFIT PLANS

Pension Plan

Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $154,000 and $157,000 for the three months ended July 31, 2019 and July 31, 2018, related to the amortization of the plan’s unrecognized net loss included in Accumulated other comprehensive loss, net in the accompanying financial statements.

The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three months ended July 31, 2019 or July 31, 2018.

In the quarter ended July 31, 2019, the Company initiated a limited offer for certain former employees with vested benefits in the Company’s defined benefit pension plan to elect to receive a lump sum payout of their pension benefit. The Company completed these lump sum payments from the pension plan in September 2019 to 309 former employees for approximately $7,200,000. The Company expects to recognize a non-cash pre-tax pension settlement charge in the quarter ending October 31, 2019 of approximately $2,960,000.

Equity Compensation Plan

Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) and the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 9,000 shares and 29,200 shares of restricted common stock under the 2016 Equity Plan during the three months ended July 31, 2019 and July 31, 2018. During the three months ended July 31, 2019 and July 31, 2018, 10,000 shares and 8,750 shares of restricted common stock previously issued under the Equity Plans vested. As of July 31, 2019 and July 31, 2018, 41,667 shares and 55,200 shares of restricted common stock previously issued under the Equity Plans had not vested. For the three months ended July 31, 2019 and July 31, 2018, the Company recognized $25,000 and $25,000 of non-cash compensation expense related to the vesting of restricted shares of common stock. As of July 31, 2019 and July 31, 2018, there was $164,000 and $248,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plans which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years. In addition, the Company recognized $23,000 of expense during the three months ended July 31, 2019 related to deferred stock units expected to be issued to non-employee members of the Company’s Board of Directors in December 2019.

(10)	INTEREST INCOME, NET

Interest income, net consists of:

	July 31,	July 31,
	2019	2018
	(in thousands)
Interest income on savings	$60	$32
Interest on deferred purchase price	64	-
Interest expense	-	(4)
	$124	$28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in one business segment: the real estate business. The Company has no foreign sales or activities outside the United States.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2019, which was filed with the Securities and Exchange Commission on July 26, 2019 (the “2019 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2020 and 2019 are to the fiscal years ending April 30, 2020 and 2019 and all references to the first quarters of 2020 and 2019 mean the fiscal three month periods ended July 31, 2019 and 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2019 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2019 Form 10-K and in Note 1 of the notes to the consolidated financial statements included in this report on Form 10-Q. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2019 Form 10-K. There have been no changes in these critical accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2019 Form 10-K and in Note 1 of the notes to the consolidated financial statements included in this report on Form 10-Q. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2019 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the three months ended July 31, 2019 that had a material impact on its consolidated financial statements.

The Company adopted the following accounting policies effective May 1, 2019:

•	In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In the quarter ended July 31, 2019, right-of-use assets obtained in exchange for operating lease liabilities amounted to $198,000. In addition, ASU 2016-02 requires fixed lease payments under tenant leases to be recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments is recorded within Other assets on the consolidated balance sheets. ASU 2016-02 was effective for the Company on May 1, 2019, with the Company recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of ASU 2016-02 by the Company did not have a material effect on its consolidated financial statements.

•	In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for the Company on May 1, 2019. The adoption of ASU 2018-07 by the Company had no impact on its consolidated financial statements.

•	In January 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits but does not require the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 was effective for the Company on May 1, 2019. The Company had no such tax effects and therefore the adoption of ASU 2018-02 had no impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Prior to April 26, 2019, the Company had been engaged in the fulfillment services business. On April 26, 2019, the fulfillment services business was sold (refer to Item 1 of Part I of the 2019 Form 10-K for more detail). The Company’s fulfillment services business has been classified as discontinued operations in the financial statements included in this report on Form 10-Q. Financial information from prior periods has been reclassified to conform to this presentation.

For the first quarter of 2020, the Company recorded a net loss of $196,000, or $0.02 per share, compared to net income of $61,000, or $0.01 per share, for the first quarter of 2019. Results from 2020 consisted entirely of continuing operations. For the first quarter of 2019, results consisted of (i) a net loss from continuing operations of $662,000, or $0.08 per share and (ii) net income from discontinued operations of $723,000, or $0.09 per share. A discussion of continuing operations follows.

Continuing Operations

Revenues were $4,767,000 for the first quarter of 2020 compared to $4,238,000 for the same period of 2019.

Revenues from land sales were $4,382,000 for the first quarter of 2020 compared to $4,181,000 for the same period of 2019. For the first quarter of 2020 and 2019, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Ended July 31, 2019			Ended July 31, 2018
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Three months:
Developed
Residential	10	$4,382	$438	11.5	$4,150	$361
Commercial	-	-	-	-	-	-
Total Developed	10	4,382	438	11.5	4,150	361
Undeveloped	-	-	-	0.8	31	39
Total	10	4,382	438	12.3	$4,181	$340

The average gross profit percentage on land sales in New Mexico before indirect costs was 17% for the first quarter of 2020 compared to 11% for the same period of 2019. The profit percentage increase is attributable to the demand for lots by builders. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Rent revenues were $341,000 for the first quarter of 2020. There were no comparable rents from the prior year due to the applicable lease agreements being signed in April 2019 as part of the sale of the Company’s fulfillment services business.

Other revenues were $44,000 for the first quarter of 2020 compared to $57,000 for the same period of 2019. Other revenues included fees and forfeited deposits from customers and, for the first quarter of 2019, the recognition of $57,000 of deferred revenue related to an oil and gas lease.

Operating expenses for real estate increased from $276,000 for the first quarter of 2019 to $559,000 for the same period of 2020, primarily due to increased employee bonuses, new allocations of certain employee costs to operating expenses, increased accruals for real estate taxes and increased health care benefits costs.

Real estate general and administrative expenses decreased from $188,000 for the first quarter of 2019 to $113,000 for the same period of 2020, primarily due to a decrease in legal fees. Corporate general and administrative expenses decreased from $927,000 for the first quarter of 2019 to $894,000 for the same period of 2020, primarily due to new allocations of certain employee costs to operating expenses and lower travel and legal expenses.

Interest income, net increased from $28,000 for the first quarter of 2019 to $124,000 for the same period of 2020, primarily due to management of excess funds in higher yielding savings accounts and a reduction in interest expense.

The Company had a benefit for income taxes of $134,000 in connection with a $330,000 loss from continuing operations before income taxes for the first quarter of 2020, as compared to a benefit for income taxes of $194,000 in connection with an $856,000 loss from continuing operations before income taxes for the same period of 2019. The benefit for income taxes included expenses related to federal income tax as well as the net tax benefits related to state operating losses. The change in the effective tax rate in the first quarter of 2020 from the first quarter of 2019 was due to the effect of discontinued operations.

In the quarter ended July 31, 2019, the Company initiated a limited offer for certain former employees with vested benefits in the Company’s defined benefit pension plan to elect to receive a lump sum payout of their pension benefit. The Company completed these lump sum payments from the pension plan in September 2019 to 309 former employees for approximately $7,200,000. The Company expects to recognize a non-cash pre-tax pension settlement charge in the quarter ending October 31, 2019 of approximately $2,960,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industry in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K.

Operating Activities

Real estate inventory decreased from $57,773,000 at April 30, 2019 to $55,515,000 at July 31, 2019, primarily due to real estate land sales, which were offset in part by an increase in land development activity. Investment assets, net decreased from $17,227,000 at April 30, 2019 to $17,108,000 at July 31, 2019, primarily due to depreciation.

Accounts payable and accrued expenses increased from $2,964,000 at April 30, 2019 to $3,009,000 at July 31, 2019, primarily due to new accounting for additional lease liabilities at July 31, 2019, offset partially by a reduction in builder deposits in connection with sales activity. Trade accounts payable also declined as construction activity was slower during the period.

Financing Activities

Notes payable, net decreased from $1,319,000 at April 30, 2019 to $842,000 at July 31, 2019, primarily due to repayments made on financings for land development activity. The Company’s financing arrangements in effect during the first quarter of 2020 are described below:

•	Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with Main Bank in July 2018 with respect to the development of certain planned residential lots within the Hawksite subdivision located in Rio Rancho, New Mexico. The outstanding principal amount of the loan as of July 31, 2019 was $813,000 and the Company made principal repayments of $390,000 during the three months ended July 31, 2019. The interest rate on the loan at July 31, 2019 was 7.88%. The Company capitalized $20,000 and $0 of interest related to this loan in the three months ended July 31, 2019 and July 31, 2018. In August 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

•	Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BOKF, NA dba Bank of Albuquerque (“BoABQ”) in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. The Company made principal repayments of $182,000 during the three months ended July 31, 2019. The Company capitalized $4,000 and $26,000 of interest related to this loan in the three months ended July 31, 2019 and July 31, 2018. In June 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

•	Refer to Note 15 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BoABQ in June 2019 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. The outstanding principal amount of the loan as of July 31, 2019 was $28,000 and the Company made no principal repayments during the three months ended July 31, 2019. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BoABQ under this loan was $922,000 as of July 31, 2019. The interest rate on the loan at July 31, 2019 was 5.39%. The Company capitalized less than $1,000 of interest related to this loan in the three months ended July 31, 2019. At July 31, 2019, the Company was in compliance with the financial covenants contained within the loan documentation.

Investing Activities

Capital expenditures totaled $1,000 for the first quarter of 2020, primarily for computer equipment. There were no capital expenditures in the same period of 2019.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s expected liquidity sources, (2) the availability of bank financing for projects, (3) the expected utilization of existing bank financing, (4) the effect of recent accounting pronouncements, (5) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2006 Equity Compensation Plan or the AMREP Corporation 2016 Equity Compensation Plan, (6) the future issuance of deferred stock units to directors of the Company, (7) the future business conditions that may be experienced by the Company and (8) the recognition of a non-cash pre-tax pension settlement charge in the quarter ending October 31, 2019. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.1	Development Loan Agreement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.2	Non-Revolving Line of Credit Promissory Note, dated June 17, 2019, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.3	Mortgage, Security Agreement and Financing Statement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.4	Guaranty Agreement, dated as of June 17, 2019, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2019	AMREP CORPORATION (Registrant)

	By:	/s/ James M. McMonagle
James M. McMonagle Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Development Loan Agreement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.2	Non-Revolving Line of Credit Promissory Note, dated June 17, 2019, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.3	Mortgage, Security Agreement and Financing Statement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.4	Guaranty Agreement, dated as of June 17, 2019, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase