Form 10-Q
period 2019-10-31
AMREP CORP.
filed 2019-12-10
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 4, 2019 – 8,136,904.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	October 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,583	$13,267
Cash and cash equivalents - restricted	305	969
Real estate inventory	54,243	57,773
Investment assets, net	16,951	17,227
Other assets	6,963	6,475
Taxes receivable, net	283	283
Deferred income taxes, net	4,301	4,536
TOTAL ASSETS	$95,629	$100,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$2,498	$2,964
Notes payable, net	574	1,319
Accrued pension costs	2,718	6,401
TOTAL LIABILITIES	5,790	10,684

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,362,154 at October 31, 2019 and 8,353,154 at April 30, 2019	836	835
Capital contributed in excess of par value	51,261	51,205
Retained earnings	46,687	49,052
Accumulated other comprehensive loss, net	(4,730)	(7,031)
Treasury stock, at cost – 225,250 shares at October 31, 2019 and April 30, 2019	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	89,839	89,846
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$95,629	$100,530

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three Months Ended October 31, 2019 and 2018

(Amounts in thousands, except per share amounts)

	2019	2018
REVENUES:
Real estate land sales	$3,432	$2,367
Rental income	341	-
Other	187	253
	3,960	2,620
COSTS AND EXPENSES:
Real estate land sales	2,771	2,162
Real estate operating expenses	443	245
General and administrative expenses:
Real estate operations	159	116
Corporate operations	590	866
Pension settlement	2,929	-
Operating expenses	6,892	3,389
Operating loss from continuing operations	(2,932)	(769)

Interest income, net	141	39
Loss from continuing operations before income taxes	(2,791)	(730)
Benefit for income taxes	(622)	(150)
Loss from continuing operations	(2,169)	(580)

Income from discontinued operations, net of income taxes (Note 2)	-	635
Net (loss) income	$(2,169)	$55

Basic and diluted (loss) earnings per share
Continuing operations	$(0.27)	$(0.08)
Discontinued operations	-	0.08
(Loss) earnings per share, net	$(0.27)	$0.00
Weighted average number of common shares outstanding – basic	8,129	8,095
Weighted average number of common shares outstanding – diluted	8,129	8,146

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Six Months Ended October 31, 2019 and 2018

(Amounts in thousands, except per share amounts)

	2019	2018
REVENUES:
Real estate land sales	$7,814	$6,548
Rental income	682	-
Other	231	310
	8,727	6,858
COSTS AND EXPENSES:
Real estate land sales	6,426	5,893
Real estate operating expenses	1,002	521
General and administrative expenses:
Real estate operations	272	304
Corporate operations	1,484	1,793
Pension settlement	2,929	-
Operating expenses	12,113	8,511
Operating loss from continuing operations	(3,386)	(1,653)

Interest income, net	265	67
Loss from continuing operations before income taxes	(3,121)	(1,586)
Benefit for income taxes	(756)	(344)
Loss from continuing operations	(2,365)	(1,242)

Income from discontinued operations, net of income taxes (Note 2)	-	1,358
Net (loss) income	$(2,365)	$116

Basic and diluted (loss) earnings per share
Continuing operations	$(0.29)	$(0.16)
Discontinued operations	0.00	0.17
(Loss) earnings per share, net	$(0.29)	$0.01
Weighted average number of common shares outstanding – basic	8,125	8,090
Weighted average number of common shares outstanding – diluted	8,125	8,135

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended October 31, 2019 and 2018

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, August 1, 2019	8,362	$836	$51,261	$48,856	$(6,877)	$(4,215)	$89,861
Net loss	-	-	-	(2,169)	-	-	(2,169)
Other comprehensive income	-	-	-	-	2,147	-	2,147
Balance, October 31, 2019	8,362	$836	$51,261	$46,687	$(4,730)	$(4,215)	$89,839

Balance, August 1, 2018	8,353	$835	$51,125	$47,586	$(7,777)	$(4,215)	$87,554
Net income	-	-	-	55	-	-	55
Other comprehensive income	-	-	-	-	157	-	157
Balance, October 31, 2018	8,353	$835	$51,125	$47,641	$(7,620)	$(4,215)	$87,766

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

Six Months Ended October 31, 2019 and 2018

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2019	8,353	$835	$51,205	$49,052	$(7,031)	$(4,215)	$89,846
Issuance of restricted common stock	9	1	56	-	-	-	57
Net loss	-	-	-	(2,365)	-	-	(2,365)
Other comprehensive income	-	-	-	-	2,301	-	2,301
Balance, October 31, 2019	8,362	$836	$51,261	$46,687	$(4,730)	$(4,215)	$89,839

Balance, May 1, 2018	8,324	$832	$50,922	$47,525	$(7,934)	$(4,215)	$87,130
Issuance of restricted common stock	29	3	203	-	-	-	206
Net income	-	-	-	116	-	-	116
Other comprehensive income	-	-	-	-	314	-	314
Balance, October 31, 2018	8,353	$835	$51,125	$47,641	$(7,620)	$(4,215)	$87,766

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Six Months Ended October 31, 2019 and 2018

(Amounts in thousands)

	Three Months ended October 31,
	2019	2018
Net (loss) income	$(2,169)	$55
Other comprehensive income, net of tax:
Pension settlement, net of tax ($880 in 2019)	2,049	-
Decrease in pension liability, net of tax ($43 in 2019 and $69 in 2018)	98	157
Other comprehensive income	2,147	157
Total comprehensive (loss) income	$(22)	$212

	Six Months ended October 31,
	2019	2018
Net (loss) income	$(2,365)	$116
Other comprehensive income, net of tax:
Pension settlement, net of tax ($880 in 2019)	2,049	-
Decrease in pension liability, net of tax ($110 in 2019 and $138 in 2018)	252	314
Other comprehensive income	2,301	314
Total comprehensive (loss) income	$(64)	$430

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended October 31, 2019 and 2018

(Amounts in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,365)	$116
Income from discontinued operations	-	1,358
Loss from continuing operations	$(2,365)	$(1,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	289	254
Amortization of deferred financing fees	56	11
Non-cash credits and charges:
Interest earned on deferred purchase price	(160)	-
Stock-based compensation	107	74
Deferred income tax benefit	(756)	(102)
Net periodic pension cost	279	371
Pension settlement	2,929
Deferred Rent	110	-
Changes in assets and liabilities:
Real estate inventory and investment assets	3,526	(93)
Other assets	(469)	(67)
Accounts payable and accrued expenses	(466)	137
Taxes receivable and payable	-	253
Other liabilities and deferred revenue	-	(76)
Accrued pension costs	(3,600)	(2,000)
Total adjustments	1,845	(1,238)
Net cash used in operating activities of continuing operations	(520)	(2,480)
Net cash provided by operating activities of discontinued operations	-	2,263
Net cash used in operating activities	(520)	(217)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	-	85
Capital expenditures	(26)	-
Net cash (used in) provided by investing activities of continuing operations	(26)	85
Net cash used in investing activities of discontinued operations	-	(34)
Net cash (used in) provided by investing activities	(26)	51
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	583	1,335
Principal debt payments	(1,385)	(1,171)
Payments for debt issuance costs	-	(46)
Net cash (used in) provided by financing activities	(802)	118

Decrease in cash, cash equivalents and restricted cash	(1,348)	(48)
Cash, cash equivalents and restricted cash, beginning of period	14,236	14,041
Cash, cash equivalents and restricted cash, end of period	$12,888	$13,993

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$-	$(271)
Right-of-use assets obtained in exchange for operating lease liabilities	$198	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2019 and 2018

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2020 and 2019 are to the fiscal years ending April 30, 2020 and 2019 and all references to the second quarter and first six months of 2020 and 2019 mean the fiscal three month and six month periods ended October 31, 2019 and 2018.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2019, which was filed with the SEC on July 26, 2019 (the “2019 Form 10-K”). Certain 2019 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on net (loss) income or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2019 Form 10-K, except for those adopted as described below.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In addition, ASU 2016-02 requires fixed lease payments under tenant leases to be recognized on a straight-line basis over the term of the related lease where the Company is lessor. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments is recorded within Other assets on the consolidated balance sheets. ASU 2016-02 was effective for the Company on May 1, 2019, with the Company recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. During the first six months of 2020, right-of-use assets obtained in exchange for operating lease liabilities amounted to $198,000 as a result of adoption of ASU 2016-02. The adoption of ASU 2016-02 by the Company did not have a material effect on its consolidated financial statements.

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

In January 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits but does not require the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 was effective for the Company on May 1, 2019. The Company opted not to reclassify items from other comprehensive income to retained earnings, as was permitted in ASU 2018-02, therefore the adoption of ASU 2018-02 had no impact on its consolidated financial statements.

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

	Three Months ended	Six Months ended
	October 31, 2018	October 31, 2018
	(in thousands)
Components of pretax income from discontinued operations:
Revenues	$6,941	$14,386
Operating expenses	5,870	12,103
General and administrative expenses	334	680
Interest income, net	1	-
Income from discontinued operations before income taxes	738	1,603
Provision for income taxes	103	245
Income from discontinued operations	$635	$1,358

(3)	RESTRICTED CASH

As of April 30, 2019, the Company was subject to two Subdivision Improvement Agreements with the City of Rio Rancho, New Mexico. In connection with these agreements, the Company has signed a promissory note for each subdivision and deposited restricted funds in a reserve bank account for each subdivision. Following successful completion and acceptance of the Company’s performance in a subdivision, the applicable promissory note would be cancelled and the related restricted funds would be returned to the Company’s general cash.

During the first six months of 2020, $664,000 of cash was released from restrictions under the Subdivision Improvement Agreements. The total amount of restricted funds at October 31, 2019 was $305,000 and at April 30, 2019 was $969,000.

The following provides a reconciliation of the Company’s cash and cash equivalents and restricted cash as reported in the consolidated balance sheets to the amounts reported in the statement of cash flows:

	October 31,	April 30,
	2019	2019
	(in thousands)
Cash and cash equivalents	$12,583	$13,267
Restricted cash	305	969
Total cash, cash equivalents and restricted cash	$12,888	$14,236

(4)	INVESTMENT ASSETS, NET

Investment assets, net consist of:

	October 31,	April 30,
	2019	2019
	(in thousands)
Land held for long-term investment	$9,715	$9,706

Leased warehouse and office facilities	13,527	13,527
Less accumulated depreciation	(6,291)	(6,006)
	7,236	7,521
	$16,951	$17,227

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2019, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

The warehouse and office facilities are located in Palm Coast, Florida, aggregate 204,000 square feet and are leased to a third party with a lease term scheduled to expire in 2029. Depreciation associated with the warehouse and office facilities was $279,000 and $245,000 for the first six months of 2020 and 2019 and $157,000 and $123,000 for the second quarters of 2020 and 2019.

(5)	OTHER ASSETS

Other assets consist of:

	October 31,	April 30,
	2019	2019
	(in thousands)
Deferred purchase price	$5,504	$5,636
Prepaid expenses and other, net	1,459	839
	$6,963	$6,475

The Company recognized deferred purchase price upon the sale of the Company’s fulfillment services business in April 2019. The deferred purchase price is being amortized over the lease term (scheduled to expire in 2029) with respect to the warehouse and office facilities included in investment assets, net, with $132,000 of tenant lease payments reducing the deferred purchase price for the first six months of 2020.

Prepaid expenses and other, net includes property and equipment for which there was $9,000 of depreciation during the first six months of 2020 and 2019 and $5,000 of depreciation during the second quarters of 2020 and 2019. Right-of-use assets associated with the leases of the warehouse and office facilities were $161,000 as of October 31, 2019, net of $52,000 of depreciation during the first six months of 2020 which included $29,000 of depreciation during the second quarter of 2020.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	October 31,	April 30,
	2019	2019
	(in thousands)
Real estate operations	$2,011	$2,359
Corporate operations	487	605
	$2,498	$2,964

As of October 31, 2019, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $548,000, trade payables of $319,000, real estate customer deposits of $1,118,000 and other of $26,000. As of April 30, 2019, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $491,000, trade payables of $652,000, real estate customer deposits of $1,198,000 and other of $18,000.

(7)	NOTES PAYABLE

Notes payable, net consist of:

	October 31,	April 30,
	2019	2019
	(in thousands)
Real estate notes payable	$583	$1,384
Unamortized debt issuance costs	(9)	(65)
	$574	$1,319

Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with Main Bank in July 2018 with respect to the development of certain planned residential lots within the Hawksite subdivision located in Rio Rancho, New Mexico. During the second quarter of 2020, the outstanding principal amount of the loan was fully paid and the loan was terminated. The Company made principal repayments related to this loan of $813,000 during the second quarter of 2020 and $1,203,000 during the first six months of 2020.

Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BOKF, NA dba Bank of Albuquerque (“BoABQ”) in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. During the three months ended July 31, 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated. The Company made principal repayments related to this loan of $182,000 during the first six months of 2020. The Company capitalized $4,000 and $26,000 of interest related to this loan in the first six months of 2020 and 2019.

Refer to Note 15 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BoABQ during the three months ended July 31, 2019, with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. The outstanding principal amount of the loan as of October 31, 2019 was $583,000 and the Company made no principal repayments related to this loan during the first six months of 2020. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BoABQ under this loan was $1,418,000 as of October 31, 2019. The interest rate on the loan at October 31, 2019 was 5.01%. The Company capitalized interest related to this loan of $2,000 in the second quarter of 2020 and $3,000 in the first six months of 2020. At October 31, 2019, the Company was in compliance with the financial covenants contained within the loan documentation.

(8)	OTHER REVENUES

Other revenues were $187,000 for the second quarter of 2020 and $253,000 for the second quarter of 2019. Other revenues were $231,000 for the first six months of 2020 and $310,000 for the first six months of 2019. Other revenues primarily consisted of forfeited deposits and amortization of deferred revenue.

(9)	BENEFIT PLANS

Pension Plan

Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $2,147,000 and $157,000 for the second quarters of 2020 and 2019, and $2,301,000 and $314,000 for the first six months of 2020 and 2019 related to the amortization of the plan’s unrecognized net loss included in accumulated other comprehensive loss, net in the accompanying financial statements.

The Company funds the pension plan in compliance with IRS funding requirements. The Company made voluntary contributions to the pension plan of $3,600,000 during the second quarter and first six months of 2020 and $2,000,000 during the second quarter and first six months of 2019. Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the acceleration of the funding of $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan and the Company’s election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021. Notwithstanding such election, the contribution to the pension plan of $3,600,000 during 2020 eliminated any requirement for the Company to further satisfy the $5,194,000 of accelerated accrued pension-related obligations to the pension plan.

The Company recognized a non-cash pre-tax pension settlement charge of $2,929,000 in the second quarter and first six months of 2020, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to 309 former employees.

Equity Compensation Plan

Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) and the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 9,000 shares and 29,200 shares of restricted common stock under the 2016 Equity Plan during the first six months of 2020 and 2019. During the first six months of 2020 and 2019, 14,833 shares and 16,583 shares of restricted common stock previously issued under the Equity Plans vested. As of October 31, 2019 and October 31, 2018, 36,834 shares and 47,367 shares of restricted common stock previously issued under the Equity Plans had not vested. For the first six months of 2020 and 2019, the Company recognized $54,000 and $74,000 of non-cash compensation expense related to the vesting of restricted shares of common stock. As of October 31, 2019 and October 31, 2018, there was $135,000 and $221,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plans that had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years. In addition, the Company recognized $30,000 and $53,000 of expense during the second quarter of 2020 and the first six months of 2020 related to deferred stock units expected to be issued to non-employee members of the Company’s Board of Directors in December 2019.

(10)	INTEREST INCOME, NET

Interest income, net consists of:

	Three Months ended
	October 31, 2019	October 31, 2018
	(in thousands)
Interest income on savings	$45	$39
Interest income on deferred purchase price	96	-
Interest expense	-	-
	$141	$39

	Six Months ended
	October 31, 2019	October 31, 2018
	(in thousands)
Interest income on savings	$105	$71
Interest income on deferred purchase price	160	-
Interest expense	-	(4)
	$265	$67

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in one business segment: the real estate business. The Company has no foreign sales or activities outside the United States.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2019, which was filed with the Securities and Exchange Commission on July 26, 2019 (the “2019 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2020 and 2019 are to the fiscal years ending April 30, 2020 and 2019 and all references to the second quarter and first six months of 2020 and 2019 mean the fiscal three month and six month periods ended October 31, 2019 and 2018.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2019 Form 10-K and in Note 1 of the notes to the consolidated financial statements included in this report on Form 10-Q. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2019 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the second quarter of 2020 or the first six months of 2020 that had a material impact on its consolidated financial statements.

The Company adopted the following accounting policies effective May 1, 2019:

•	In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. During the first six months of 2020, right-of-use assets obtained in exchange for operating lease liabilities amounted to $198,000. In addition, ASU 2016-02 requires fixed lease payments under tenant leases to be recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments is recorded within Other assets on the consolidated balance sheets. ASU 2016-02 was effective for the Company on May 1, 2019, with the Company recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of ASU 2016-02 by the Company did not have a material effect on its consolidated financial statements.

•	In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for the Company on May 1, 2019. The adoption of ASU 2018-07 by the Company had no impact on its consolidated financial statements.

•	In January 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits but does not require the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 was effective for the Company on May 1, 2019. The Company opted not to reclassify items from other comprehensive income to retained earnings, as was permitted in ASU 2018-02, therefore the adoption of ASU 2018-02 had no impact on its consolidated financial statements.

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

For the second quarter of 2020, the Company recorded a net loss of $2,169,000, or $0.27 per share, compared to net income of $55,000, or $0.00 per share, for the second quarter of 2019. For the first six months of 2020, the Company recorded a net loss of $2,365,000, or $0.29 per share, compared to net income of $116,000, or $0.01 per share, for the first six months of 2019. Results from 2020 consisted entirely of continuing operations. For the second quarter of 2019, results consisted of (i) a net loss from continuing operations of $580,000, or $0.08 per share and (ii) net income from discontinued operations of $635,000, or $0.08 per share. A discussion of continuing operations follows.

Continuing Operations

Revenues were $3,960,000 and $8,727,000 for the second quarter and first six months of 2020 compared to $2,620,000 and $6,858,000 for the same periods of 2019.

Revenues from land sales were $3,432,000 and $7,814,000 for the second quarter and first six months of 2020 compared to $2,367,000 and $6,548,000 for the same periods of 2019. For the second quarter and first six months of 2020 and 2019, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Three Months ended October 31, 2019			Three Months ended October 31, 2018
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Developed
Residential	8.1	$3,410	$421	6.7	$2,367	$353
Commercial	-	-	-	-	-	-
Total Developed	8.1	3,410	421	6.7	2,367	353
Undeveloped	3.5	22	6	-	-	-
Total	11.6	$3,432	$296	6.7	$2,367	$353

	Six Months ended October 31, 2019			Six Months ended October 31, 2018
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Developed
Residential	18.4	$7,791	$423	18.2	$6,517	$358
Commercial	-	-	-	-	-	-
Total Developed	18.4	7,791	423	18.2	6,517	358
Undeveloped	3.6	23	6	0.8	31	39
Total	22.0	$7,814	$355	19.0	$6,548	$345

The average gross profit percentage on land sales in New Mexico before indirect costs was 19% and 18% for the second quarter and first six months of 2020 compared to 9% and 10% for the same periods of 2019. The profit percentage increase is attributable to the demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Rent revenues were $341,000 and $682,000 for the second quarter and first six months of 2020. There were no comparable rents from the prior year due to the applicable lease agreements being signed in April 2019 as part of the sale of the Company’s fulfillment services business.

Other revenues were $187,000 and $231,000 for the second quarter and first six months of 2020 compared to $253,000 and $310,000 for the same periods of 2019. Other revenues included fees and forfeited deposits from customers and, for the first six months of 2019, the recognition of $57,000 of deferred revenue related to an oil and gas lease.

Operating expenses for real estate increased from $245,000 and $521,000 for the second quarter and first six months of 2019 to $443,000 and $1,002,000 for the same periods of 2020, primarily due to increased employee bonuses, new allocations of certain employee costs previously classified as corporate general and administrative expenses, increased accruals for real estate taxes and increased health care benefits costs.

Real estate general and administrative expenses increased from $116,000 for the second quarter of 2019 to $158,000 for the same period of 2020, due to amortization of right of use assets occurring in the current year but not the prior year. Real estate general and administrative expenses decreased from $304,000 in the first six months of 2019 to $272,000 for the same period of 2020, primarily due to a decrease in legal fees. Corporate general and administrative expenses decreased from $866,000 and $1,793,000 for the second quarter and first six months of 2019 to $590,000 and $1,484,000 for the same periods of 2020, primarily due to new allocations of certain employee costs to operating expenses for real estate, reduced corporate headcount and lower travel and legal expenses.

Interest income, net increased from $39,000 and $67,000 for the second quarter and first six months of 2019 to $141,000 and $265,000 for the same periods of 2020, primarily due to management of excess funds in higher yielding savings accounts, interest earned in 2020 on the deferred purchase price related to the sale of the Company’s fulfillment services business and a reduction in interest expense.

The Company recognized a non-cash pre-tax pension settlement charge of $2,929,000 in the second quarter of 2020 and the first six months of 2020, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to 309 former employees. No such settlement expense was incurred in the same period of 2019.

The Company had a benefit for income taxes of $622,000 in connection with a $2,791,000 loss from continuing operations before income taxes for the second quarter of 2020, as compared to a benefit for income taxes of $150,000 in connection with a $730,000 loss from continuing operations before income taxes for the same period of 2019. The Company had a benefit for income taxes of $756,000 in connection with a $3,121,000 loss from continuing operations before income taxes for the first six months of 2020, as compared to a benefit for income taxes of $344,000 in connection with a $1,586,000 loss from continuing operations in the same period of 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for real estate projects and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the industry in which the Company operates and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K.

Operating Activities

Real estate inventory decreased from $57,773,000 at April 30, 2019 to $54,243,000 at October 31, 2019, primarily due to real estate land sales, which were offset in part by an increase in land development activity. Investment assets, net decreased from $17,227,000 at April 30, 2019 to $16,951,000 at October 31, 2019, primarily due to depreciation.

Accounts payable and accrued expenses decreased from $2,964,000 at April 30, 2019 to $2,498,000 at October 31, 2019, primarily due to forfeited builder deposits during the second quarter of 2020, partially offset by new accounting for additional lease liabilities at October 31, 2019.

Accrued pension costs decreased from $6,401,000 at April 30, 2019 to $2,718,000 at October 31, 2019, primarily due to a voluntary contribution of $3,600,000 to the Company’s defined benefit pension plan. Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the acceleration of the funding of $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan and the Company’s election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021. Notwithstanding such election, the contribution to the pension plan of $3,600,000 during 2020 eliminated any requirement for the Company to further satisfy the $5,194,000 of accelerated accrued pension-related obligations to the pension plan.

Financing Activities

Notes payable, net decreased from $1,319,000 at April 30, 2019 to $574,000 at October 31, 2019, primarily due to repayments made on financings for land development activity. The Company’s financing arrangements in effect during the second quarter of 2020 are described below:

•	Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with Main Bank in July 2018 with respect to the development of certain planned residential lots within the Hawksite subdivision located in Rio Rancho, New Mexico. During the second quarter of 2020, the outstanding principal amount of the loan was fully repaid and the loan was terminated. The Company made principal repayments related to this loan of $813,000 during the second quarter of 2020 and $1,203,000 during the first six months of 2020.

•	Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BOKF, NA dba Bank of Albuquerque (“BoABQ”) in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. During the three months ended July 31, 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated. The Company made principal repayments related to this loan of $182,000 during the first six months of 2020. The Company capitalized $4,000 and $26,000 of interest related to this loan in the first six months of 2020 and 2019.

•	Refer to Note 15 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BoABQ during the three months ended July 31, 2019, with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. The outstanding principal amount of the loan as of October 31, 2019 was $583,000 and the Company made no principal repayments during the first six months of 2020. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BoABQ under this loan was $1,418,000 as of October 31, 2019. The interest rate on the loan at October 31, 2019 was 5.39%. The Company capitalized interest related to this loan of $2,000 in the second quarter of 2020 and $3,000 in the first six months of 2020. At October 31, 2019, the Company was in compliance with the financial covenants contained within the loan documentation.

Investing Activities

Capital expenditures totaled $26,000 for the first six months of 2020, primarily for computer equipment. There were no capital expenditures in the same period of 2019.

The Company received life insurance proceeds of $85,000 during the first six months of 2019, which is reflected in the accompanying Consolidated Statement of Cash Flows. The income associated with the life insurance proceeds was recognized in various years prior to the second quarter of 2019.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s expected liquidity sources, (2) the availability of bank financing for projects, (3) the expected utilization of existing bank financing, (4) the effect of recent accounting pronouncements, (5) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2006 Equity Compensation Plan or the AMREP Corporation 2016 Equity Compensation Plan, (6) the future issuance of deferred stock units to directors of the Company and (7) the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Date: December 10, 2019	AMREP CORPORATION (Registrant)

	By:	/s/ James M. McMonagle
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