Form 10-Q
period 2020-01-31
AMREP CORP.
filed 2020-03-09
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 5, 2020 – 8,136,904.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	January 31, 2020	April 30, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,166	$13,267
Cash and cash equivalents - restricted	305	969
Real estate inventory	54,084	57,773
Investment assets, net	17,658	17,227
Other assets	6,937	6,475
Taxes receivable, net	283	283
Deferred income taxes, net	3,881	4,536
TOTAL ASSETS	$97,314	$100,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$3,451	$2,964
Notes payable, net	982	1,319
Accrued pension costs	2,527	6,401
TOTAL LIABILITIES	6,960	10,684

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,362,154 at January 31, 2020 and 8,353,154 at April 30, 2019	836	835
Capital contributed in excess of par value	51,361	51,205
Retained earnings	47,025	49,052
Accumulated other comprehensive loss, net	(4,653)	(7,031)
Treasury stock, at cost – 225,250 shares at January 31, 2020 and April 30, 2019	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	90,354	89,846
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,314	$100,530

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three Months Ended January 31, 2020 and 2019

(Amounts in thousands, except per share amounts)

	2020	2019
REVENUES:
Real estate land sales	$3,812	$2,376
Corporate land sales	665	-
Rental income	114	-
Other	696	5
	5,287	2,381

COSTS AND EXPENSES:
Real estate land sales	3,076	1,962
Corporate land sales	477	-
Real estate operating expenses	471	258
General and administrative expenses:
Real estate operations	93	111
Corporate operations	494	811
Operating expenses	4,611	3,142
Operating income (loss) from continuing operations	676	(761)

Interest income, net	58	36
Income (loss) from continuing operations before income taxes	734	(725)

Provision for income taxes	396	730
Income (loss) from continuing operations	338	(1,455)

Income from discontinued operations, net of income taxes (Note 2)	-	1,423
Net income (loss)	$338	$(32)

Basic and diluted earnings (loss) per share
Continuing operations	$0.04	$(0.18)
Discontinued operations	-	0.18
Earnings (loss) per share, net	$0.04	$(0.00)
Weighted average number of common shares outstanding – basic	8,138	8,103

Weighted average number of common shares outstanding – diluted	8,174	8,103

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Nine Months Ended January 31, 2020 and 2019

(Amounts in thousands, except per share amounts)

	2020	2019
REVENUES:
Real estate land sales	$11,626	$8,924
Corporate land sales	665	-
Rental income	796	-
Other	927	315
	14,014	9,239
COSTS AND EXPENSES:
Real estate land sales	9,502	7,855
Corporate land sales	477	-
Real estate operating expenses	1,473	779
General and administrative expenses:
Real estate operations	365	415
Corporate operations	1,978	2,604
Pension settlement	2,929	-
Operating expenses	16,724	11,653
Operating loss from continuing operations	(2,710)	(2,414)

Interest income, net	323	103
Loss from continuing operations before income taxes	(2,387)	(2,311)

(Benefit from) provision for income taxes	(360)	385
Loss from continuing operations	(2,027)	(2,696)

Income from discontinued operations, net of income taxes (Note 2)	-	2,780
Net (loss) income	$(2,027)	$84

Basic and diluted (loss) earnings per share
Continuing operations	$(0.25)	$(0.33)
Discontinued operations	-	0.34
(Loss) earnings per share, net	$(0.25)	$0.01
Weighted average number of common shares outstanding – basic	8,129	8,095

Weighted average number of common shares outstanding – diluted	8,129	8,140

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three Months Ended January 31, 2020 and 2019
(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, November 1, 2019	8,362	$836	$51,261	$46,687	$(4,730)	$(4,215)	$89,839
Issuance of deferred stock units	-	-	100	-	-	-	100
Net income	-	-	-	338	-	-	338
Other comprehensive income	-	-	-	-	77	-	77
Balance, January 31, 2020	8,362	$836	$51,361	$47,025	$(4,653)	$(4,215)	$90,354

Balance, November 1, 2018	8,353	$835	$51,125	$47,641	$(7,620)	$(4,215)	$87,766
Issuance of deferred stock units	-	-	80	-	-	-	80
Net loss	-	-	-	(32)	-	-	(32)
Other comprehensive income	-	-	-	-	157	-	157
Balance, January 31, 2019	8,353	$835	$51,205	$47,609	$(7,463)	$(4,215)	$87,971

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine Months Ended January 31, 2020 and 2019
(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2019	8,353	$835	$51,205	$49,052	$(7,031)	$(4,215)	$89,846
Issuance of restricted common stock	9	1	56	-	-	-	57
Issuance of deferred stock units	-	-	100	-	-	-	100
Net loss	-	-	-	(2,027)	-	-	(2,027)
Other comprehensive income	-	-	-	-	2,378	-	2,378
Balance, January 31, 2020	8,362	$836	$51,361	$47,025	$(4,653)	$(4,215)	$90,354

Balance, May 1, 2018	8,324	$832	$50,922	$47,525	$(7,934)	$(4,215)	$87,130
Issuance of restricted common stock	29	3	203	-	-	-	206
Issuance of deferred stock units	-	-	80	-	-	-	80
Net income	-	-	-	84	-	-	84
Other comprehensive income	-	-	-	-	471	-	471
Balance, January 31, 2019	8,353	$835	$51,205	$47,609	$(7,463)	$(4,215)	$87,971

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended January 31, 2020 and 2019

(Amounts in thousands)

	Three Months ended January 31,
	2020	2019
Net income (loss)	$338	$(32)
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($24 in 2020 and $69 in 2019)	77	157
Other comprehensive income	77	157
Total comprehensive income	$415	$125

	Nine Months ended January 31,
	2020	2019
Net (loss) income	$(2,027)	$84
Other comprehensive income, net of tax:
Pension settlement, net of tax ($880 in 2020)	2,049	-
Decrease in pension liability, net of tax ($134 in 2020 and $207 in 2019)	329	471
Other comprehensive income	2,378	471
Total comprehensive income	$351	$555

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2020 and 2019
(Amounts in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,027)	$84
Income from discontinued operations	-	2,780
Loss from continuing operations	$(2,027)	$(2,696)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	381	381
Amortization of deferred financing fees	56	18
Non-cash credits and charges:
Interest earned on deferred purchase price	(196)	-
Stock-based compensation	107	173
Deferred income tax benefit	(336)	(188)
Net periodic pension cost	189	556
Pension settlement	2,929	-
Amortization of deferred purchase price	154	-
Changes in assets and liabilities:
Real estate inventory and investment assets	2,907	133
Other assets	(399)	(209)
Accounts payable and accrued expenses	487	(362)
Taxes receivable and payable	-	206
Other liabilities and deferred revenue	-	(134)
Accrued pension costs	(3,600)	(2,000)
Total adjustments	2,679	(1,426)
Net cash provided by (used in) operating activities of continuing operations	652	(4,122)
Net cash provided by operating activities of discontinued operations	-	3,598
Net cash provided by (used in) operating activities	652	(524)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	-	85
Capital expenditures	(18)	(4)
Net cash (used in) provided by investing activities of continuing operations	(18)	81
Net cash used in investing activities of discontinued operations	-	(58)
Net cash (used in) provided by investing activities	(18)	23
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	986	2,814
Principal debt payments	(1,385)	(2,075)
Payments for debt issuance costs	-	(46)
Net cash (used in) provided by financing activities	(399)	693

Increase in cash, cash equivalents and restricted cash	235	192
Cash, cash equivalents and restricted cash, beginning of period	14,236	14,041
Cash, cash equivalents and restricted cash, end of period	$14,471	$14,233
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$-	$(271)
Right-of-use assets obtained in exchange for operating lease liabilities	$198	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended January 31, 2020 and 2019

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2020 and 2019 are to the fiscal years ending April 30, 2020 and 2019 and all references to the third quarter and first nine months of 2020 and 2019 mean the fiscal three month and nine month periods ended January 31, 2020 and 2019.

The unaudited consolidated financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2019, which was filed with the SEC on July 26, 2019 (the “2019 Form 10-K”). Certain 2019 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on net income (loss) or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2019 Form 10-K, except for those adopted as described below.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. During the first nine months of 2020, right-of-use assets obtained in exchange for operating lease liabilities amounted to $198,000 as a result of adoption of ASU 2016-02. In addition, ASU 2016-02 requires the lessor to recognize fixed lease payments under tenant leases on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments is recorded within Other assets on the consolidated balance sheets. ASU 2016-02 was effective for the Company on May 1, 2019, with the Company recognizing and measuring leases using a modified retrospective approach. The adoption of ASU 2016-02 by the Company did not have a material effect on its consolidated financial statements.

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

In January 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits but does not require the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 was effective for the Company on May 1, 2019. The Company opted not to reclassify items from other comprehensive income to retained earnings, as was permitted by ASU 2018-02; therefore, the adoption of ASU 2018-02 had no impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which removes certain exceptions for companies related to tax allocations and simplifies when companies recognize deferred tax liabilities in an interim period. ASU 2019-12 will be effective for the Company’s fiscal year beginning May 1, 2021. The Company is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

	Three Months ended	Nine Months ended
	January 31, 2019	January 31, 2019
	(in thousands)
Components of pretax income from discontinued operations:
Revenues	$6,916	$21,302
Operating expenses	6,062	18,165
General and administrative expenses	346	1,026
Interest income (expense), net	(1)	(1)
Income from discontinued operations before income taxes	507	2,110
Benefit from income taxes	916	670
Income from discontinued operations	$1,423	$2,780

Refer to Note 11 for detail about a settlement agreement entered into in February 2020 with the Company’s former fulfillment services business and its buyer.

(3)	RESTRICTED CASH

As of April 30, 2019, the Company was subject to two Subdivision Improvement Agreements with the City of Rio Rancho, New Mexico. In connection with these agreements, the Company had signed a promissory note for each subdivision and deposited restricted funds in a reserve bank account for each subdivision. Following successful completion and acceptance of the Company’s performance in a subdivision, the applicable promissory note would be cancelled and the related restricted funds would be returned to the Company’s general cash.

During the first nine months of 2020, $664,000 of cash was released from restrictions under the Subdivision Improvement Agreements. The total amount of restricted funds at January 31, 2020 was $305,000 and at April 30, 2019 was $969,000.

The following provides a reconciliation of the Company’s cash and cash equivalents and restricted cash as reported in the consolidated balance sheets to the amounts reported in the statement of cash flows:

	January 31,	April 30,
	2020	2019

	(in thousands)
Cash and cash equivalents	$14,166	$13,267
Restricted cash	305	969
Total cash, cash equivalents and restricted cash	$14,471	$14,236

(4)	INVESTMENT ASSETS, NET

Investment assets, net consist of:

	January 31,	April 30,
	2020	2019

	(in thousands)
Land held for long-term investment	$9,815	$9,706
Construction in process	1,148	-

Leased warehouse and office facilities	13,089	13,527
Less accumulated depreciation	(6,394)	(6,006)
	6,695	7,521
	$17,658	$17,227

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2019, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment. Construction in process relates to construction costs of a single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico. Refer to Note 7 for detail about financing of these construction costs.

The warehouse and office facilities located in Palm Coast, Florida, aggregate 204,000 square feet and are leased to a third party with a lease term scheduled to expire in 2029. Refer to Note 11 for detail about a settlement agreement entered into in February 2020 with the third party lessee. Depreciation associated with the warehouse and office facilities was $366,000 and $367,000 for the first nine months of 2020 and 2019 and $87,000 and $122,000 for the third quarters of 2020 and 2019.

(5)	OTHER ASSETS

Other assets consist of:

	January 31,	April 30,
	2020	2019

	(in thousands)
Deferred purchase price	$5,477	$5,636
Prepaid expenses and other, net	1,460	839
	$6,937	$6,475

The Company recognized deferred purchase price upon the sale of the Company’s fulfillment services business in April 2019. The deferred purchase price is being amortized over the lease term (scheduled to expire in 2029) with respect to the warehouse and office facilities included in investment assets, net, with $159,000 of tenant lease payments reducing the deferred purchase price for the first nine months of 2020. Refer to Note 11 for detail about a settlement agreement entered into in February 2020 with the Company’s former fulfillment services business and its buyer regarding these warehouse and office facilities.

Prepaid expenses and other, net includes property and equipment for which there was $13,000 of depreciation during the first nine months of 2020 and 2019 and $4,000 of depreciation during the third quarters of 2020 and 2019. Right-of-use assets associated with the leases of the Plymouth Meeting, PA and Rio Rancho, NM office facilities were $135,000 as of January 31, 2020, net of $80,000 of depreciation during the first nine months of 2020 which included $28,000 of depreciation during the third quarter of 2020.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	January 31,	April 30,
	2020	2019

	(in thousands)
Real estate operations	$2,956	$2,359
Corporate operations	495	605
	$3,451	$2,964

As of January 31, 2020, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $417,000, trade payables of $1,251,000, real estate customer deposits of $1,252,000 and other of $36,000. As of April 30, 2019, accounts payable and accrued expenses for the Company’s real estate business included accrued expenses of $491,000, trade payables of $652,000, real estate customer deposits of $1,198,000 and other of $18,000.

(7)	NOTES PAYABLE

Notes payable, net consist of:

	January 31,	April 30,
	2020	2019

	(in thousands)
Real estate notes payable	$986	$1,384
Unamortized debt issuance costs	(4)	(65)
	$982	$1,319

Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with Main Bank in July 2018 with respect to the development of certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. During the three months ended October 31, 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated. The Company made principal repayments related to this loan of $1,203,000 during the first nine months of 2020.

Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BOKF, NA dba Bank of Albuquerque (“BoABQ”) in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. During the three months ended July 31, 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated. The Company made principal repayments related to this loan of $182,000 during the first nine months of 2020. The Company capitalized $4,000 and $18,000 of interest related to this loan in the first nine months of 2020 and 2019.

Refer to Note 15 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BoABQ with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. The outstanding principal amount of the loan as of January 31, 2020 was $965,000 and the Company made no principal repayments related to this loan during the first nine months of 2020. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BoABQ under this loan was $2,495,000 as of January 31, 2020. The interest rate on the loan at January 31, 2020 was 4.66%. The Company capitalized interest related to this loan of $5,000 in the third quarter of 2020 and $8,000 in the first nine months of 2020.

In January 2020, Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company, entered into a Loan Agreement with BoABQ. The Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LFV and BoABQ with respect to the construction of an approximately 14,000 square foot, single tenant retail building on an approximately 1.3 acre property owned by LFV in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico (the “Mortgaged Property”). Pursuant to a Limited Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of BoABQ, ASW has guaranteed LFV’s obligations under each of the above agreements.

•	Available Principal: BoABQ agreed to lend up to $2,750,000 to LFV on a non-revolving line of credit basis to partially fund the construction of the single tenant retail building on the Mortgaged Property.

•	Maturity Date: The loan is scheduled to mature on January 10, 2027.

•	Interest and Principal Payments:

o	During the period beginning on January 10, 2020 and ending on January 10, 2021, interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 2.9%, adjusted monthly. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

o	Beginning January 11, 2021, the interest rate with respect to the outstanding principal amount of the loan will be one of the following interest rates to be selected by LFV:

▪	six-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of seven years, plus a spread of 2.29%. The outstanding principal amount of the loan may be prepaid with a penalty while this interest rate is applicable to the loan.

▪	six-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of seven years, plus a spread of 3.21%. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

▪	three-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of three years, plus a spread of 2.33%. The outstanding principal amount of the loan may be prepaid with a penalty while this interest rate is applicable to the loan.

▪	three-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of three years, plus a spread of 3.0%. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

o	If a three-year fixed rate of interest is selected by LFV, at the end of such term, LFV may elect one of the following interest rates for the balance of the term: the London Interbank Offered Rate for a thirty-day interest period plus a spread of 2.9%, adjusted monthly, or one of the three-year fixed rates of interest described above.

o	Beginning January 11, 2021, LFV will be required to make payments of principal and interest at the applicable interest rate on a monthly basis calculated based on a 25-year amortization. On the maturity date, LFV will be required to make a final payment of all outstanding principal and accrued and unpaid interest and any other unpaid sums.

•	LFV and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LFV’s failure to make principal, interest or other payments when due; the failure of LFV or ASW to observe or perform their respective covenants under the loan documentation; any representation or warranty of LFV or ASW being false; the insolvency or bankruptcy of LFV or ASW; and the failure of LFV to complete construction of the single tenant retail building on the Mortgaged Property by January 10, 2021. Upon the occurrence and during the continuance of an event of default, BoABQ may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LFV incurred certain customary costs and expenses and paid certain fees to BoABQ in connection with the loan.

•	The outstanding principal amount of the loan as of January 31, 2020 was $21,000 and the Company made no principal repayments related to this loan during the first nine months of 2020. The total book value of the Mortgaged Property was $1,441,000 as of January 31, 2020. The interest rate on the loan at January 31, 2020 was 4.56%.

(8)	OTHER REVENUES

Other revenues were $696,000 for the third quarter of 2020 and $5,000 for the third quarter of 2019. Other revenues were $927,000 for the first nine months of 2020 and $315,000 for the first nine months of 2019. Other revenues for the third quarter of 2020 and the first nine months of 2020 included $499,000 of royalties received during the third quarter of 2020 from oil and gas production for the period March 2019 through November 2019 by a third party lessee with respect to the Company’s mineral rights in Brighton, Colorado. Additional other revenue resulted from forfeited deposits and amortization of deferred revenue.

(9)	BENEFIT PLANS

Pension Plan

Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $77,000 and $157,000 for the third quarters of 2020 and 2019, and $2,378,000 and $471,000 for the first nine months of 2020 and 2019 related to the amortization of the plan’s unrecognized net loss included in accumulated other comprehensive loss, net in the accompanying financial statements.

The Company funds the pension plan in compliance with IRS funding requirements. The Company made voluntary contributions to the pension plan of $3,600,000 during the first nine months of 2020 and $2,000,000 during the first nine months of 2019. No contributions to the pension plan were made by the Company during the third quarter of 2020 or 2019. Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the acceleration of the funding of $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan and the Company’s election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021. Notwithstanding such election, the contribution to the pension plan of $3,600,000 during 2020 eliminated any requirement for the Company to further satisfy the $5,194,000 of accelerated accrued pension-related obligations to the pension plan.

The Company recognized a non-cash pre-tax pension settlement charge of $2,929,000 in the first nine months of 2020, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to certain former employees. No pension settlement charge was recognized in the third quarter of 2020.

Equity Compensation Plan

Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) and the AMREP Corporation 2006 Equity Compensation Plan (together with the 2016 Equity Plan, the “Equity Plans”). The Company issued 9,000 shares and 29,200 shares of restricted common stock under the 2016 Equity Plan during the first nine months of 2020 and 2019. During the first nine months of 2020 and 2019, 14,833 shares and 16,583 shares of restricted common stock previously issued under the Equity Plans vested. No shares vested during the third quarter of 2020 or 2019. As of January 31, 2020 and January 31, 2019, 36,834 shares and 47,367 shares of restricted common stock previously issued under the Equity Plans had not vested. For the first nine months of 2020 and 2019, the Company recognized $83,000 and $113,000 of non-cash compensation expense related to the vesting of restricted shares of common stock. As of January 31, 2020 and January 31, 2019, there was $105,000 and $201,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plans that had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

On the last trading day of calendar year 2019, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the 2016 Equity Plan equal to $25,000 divided by the closing price per share of common stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $5.98 on December 31, 2019, the Company issued a total of 16,720 deferred common share units to members of the Company’s Board of Directors. Director compensation expense is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year. The Company recognized $30,000 and $83,000 of non-cash director fee compensation during the third quarter and first nine months of 2020 related to deferred common share units issued to non-employee members of the Company’s Board of Directors on December 31, 2019 and expected to be issued to non-employee members of the Company’s Board of Directors in December 2020. The Company recognized $20,000 and $60,000 of non-cash director fee compensation during the third quarter and first nine months of 2019.

(10)	INTEREST INCOME, NET

Interest income, net consists of:

	Three Months ended
	January 31, 2020	January 31, 2019
	(in thousands)
Interest income on savings	$26	$36
Interest income on deferred purchase price	32	-
	$58	$36

	Nine Months ended
	January 31, 2020	January 31, 2019
	(in thousands)
Interest income on savings	$127	$121
Interest income on deferred purchase price	196	-
Interest expense	-	(18)
	$323	$103

(11)	SUBSEQUENT EVENTS

Loan Agreement with Sandia Laboratory Federal Credit Union

In February 2020, Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Sandia Laboratory Federal Credit Union (“SLFCU”). The Business Loan Agreement is evidenced by a Promissory Note, and is secured by a Line of Credit Mortgage, between MHEDC and SLFCU, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by ASW in favor of SLFCU, ASW has guaranteed MHEDC’s obligations under each of the above agreements.

•	Available Principal: SLFCU agreed to lend up to $3,000,000 to MHEDC on a revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. The maximum principal available under the loan will be limited to 75% of the bulk discounted value of the lots to be developed with the loan proceeds.

•	Maturity Date: The loan is scheduled to mature on August 1, 2022.

•	Interest Payments: Interest on the outstanding principal amount of the loan is payable monthly at the fixed annual rate of 4.5%.

•	Principal Payments: SLFCU is required to release the lien of its mortgage on any lot upon MHEDC making a principal payment equal to $52,000 per lot. On the maturity date, MHEDC will be required to make a final payment of all outstanding principal and accrued and unpaid interest. The outstanding principal amount of the loan may be prepaid at any time without penalty.

•	MHEDC and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: MHEDC’s failure to make principal, interest or other payments when due; the failure of MHEDC or ASW to observe or perform their respective covenants under the loan documentation; any representation or warranty of MHEDC or ASW being false; the insolvency or bankruptcy of MHEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $29 million. Upon the occurrence and during the continuance of an event of default, SLFCU may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. MHEDC incurred certain customary costs and expenses and paid certain fees to SLFCU in connection with the loan.

Settlement Agreement

Refer to Note 2 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the following agreements: the membership interest purchase agreement, dated as of April 26, 2019, between Palm Coast Data Holdco, Inc. (“Seller”) and Studio Membership Services, LLC (“Buyer”); the triple net lease agreement, dated as of April 26, 2019 (the “2 Commerce Lease Agreement”), between Palm Coast Data LLC (“PCD”) and Two Commerce LLC (“TC”), pursuant to which PCD leases from TC a 61,000 square foot facility located at 2 Commerce Boulevard, Palm Coast, Florida (the “2 Commerce Property”); and the triple net lease agreement, dated as of April 26, 2019 (the “11 Commerce Lease Agreement”), between PCD and Commerce Blvd Holdings, LLC (“CBH”), pursuant to which PCD leases from CBH a 143,000 square foot facility located at 11 Commerce Boulevard, Palm Coast, Florida (the “11 Commerce Property”). Seller, TC and CBH are subsidiaries of the Company.

On December 19, 2019, each of TC and CBH filed a complaint in the Circuit Court of the Seventh Judicial District in and for Flagler County, Florida against PCD and the guarantors under the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement. Each complaint included claims for damages and for the eviction of PCD from the 2 Commerce Property and the 11 Commerce Property. In connection with such lawsuits, PCD and the guarantors raised certain claims against the Company and certain of its subsidiaries, including with respect to the Purchase Agreement, the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement. The Company discontinued recognizing rent revenues for a portion of the third quarter of 2020 due to the collection uncertainty associated with this complaint.

In February 2020, Seller, Buyer and PCD entered into a settlement agreement (the “Settlement Agreement”) pursuant to which Seller, Buyer and PCD agreed to settle the outstanding claims among the parties in accordance with the following terms:

•	Settlement Payments. PCD agreed to pay Seller $325,000 on or before February 18, 2020, $100,000 on or before February 25, 2020, $100,000 on or before March 3, 2020, $100,000 on or before March 10, 2020 and $325,000 on or before March 20, 2020 (collectively, the “Settlement Payments”). As of March 9, 2020, Seller has received payments of $525,000 from PCD.

•	Amendments to the Lease Agreements. If all Settlement Payments have been timely received by Seller, the following amendments to the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement will become effective:

o     The 2 Commerce Lease Agreement will be amended to provide that (a) TC will be responsible for paying 2019 property taxes for the 2 Commerce Property and (b) beginning June 1, 2020, PCD will pay TC on the first day of each month all lease payments due and payable under the lease and 1/12th of the estimated annual property taxes for the 2 Commerce Property for 2020 and future years.

o     The 11 Commerce Lease Agreement will be amended to provide that (a) CBH will be responsible for paying 2019 property taxes for the 11 Commerce Property and (b) beginning April 1, 2020, PCD will pay CBH on the first day of each month all lease payments due and payable under the lease and 1/12th of the estimated annual property taxes for the 11 Commerce Property for 2020 and future years.

•	Purchase Agreement for the 11 Commerce Property. CBH and 11 Commerce Blvd Holdings, LLC, a Delaware limited liability company (the “Property Purchaser”), entered into a purchase agreement (the “Purchase Agreement”) for the sale by CBH to the Property Purchaser of the 11 Commerce Property for a purchase price of $12,500,000, with a closing scheduled for April 2020 subject to a financing contingency. The Property Purchaser is an affiliate of Buyer. The purchase price will be comprised of cash of $10,125,000 (which is expected to include cash from the Property Purchaser and from third party financing that will have a first lien mortgage on the 11 Commerce Property) and a promissory note in the principal amount of $2,375,000 payable by Property Purchaser to CBH (the “Purchase Note”). The Purchase Note will have an interest rate of the Wall Street Journal Prime Rate plus 2.0%, monthly interest-only payments during the first year, monthly interest and principal payments starting in the second year, a principal amortization period of 24 years starting in the second year and a term of 10 years and will be secured by a second lien mortgage on the 11 Commerce Property.

o     Contribution and Loan. At the closing of the purchase of the 11 Commerce Property pursuant to the Purchase Agreement and if all Settlement Payments have been timely received by Seller, (1) Seller will contribute $900,000 in cash to Property Purchaser to be credited against the cash portion of the purchase price to be provided by the Property Purchaser under the Purchase Agreement and (2) CBH will loan PCD $300,000 in cash which will be evidenced by a promissory note with an interest rate of the Wall Street Journal Prime Rate plus 5.0%, monthly interest-only payments during the term and a maturity date of October 31, 2020 and will be secured by a third lien mortgage on the 11 Commerce Property.

o     Amendment of Lease. At the closing of the purchase of the 11 Commerce Property pursuant to the Purchase Agreement, the 2 Commerce Lease Agreement will be further amended to provide (1) that base rent will be $545,470 per year, (2) an expiration date as of the last day of the month that is 6 months following the closing date of the purchase of the 11 Commerce Property; provided that, PCD may terminate the 2 Commerce Lease Agreement effective on the last day of any month prior to the new expiration date by providing TC written notice electing such termination 30 days in advance of such effective date and (3) all amounts due under the 2 Commerce Lease Agreement will be secured by a fourth lien mortgage on the 11 Commerce Property.

o     Forgiveness of Debt. If there have been no defaults by Buyer, PCD and each of their affiliates under the Settlement Agreement (including exhibits) through November 1, 2021, CBH will forgive $400,000 of the principal amount of the Purchase Note as of November 1, 2021.

•	Smithsonian Release Agreement. The Company, PCD and Liam Lynch entered into an agreement pursuant to which PCD and Mr. Lynch will use their best efforts to have the Smithsonian Institution terminate its support agreement with the Company (which requires the Company (through May 2023) to pay up to $250,000 to the Smithsonian Institution if PCD fails to provide certain required services to the Smithsonian Institution). If the support agreement is terminated on or before the closing of the purchase of the 11 Commerce Property pursuant to the Purchase Agreement, then interest, late fees, collection costs and attorneys’ fees for PCD’s past due amounts under the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement (aggregating $200,000) will be released. If the support agreement is not terminated on or before the closing of the purchase of the 11 Commerce Property pursuant to the Purchase Agreement, then such amount shall be added to the principal amount of the Purchase Note. If the support agreement is terminated on or before July 31, 2020, but after the closing of the purchase of the 11 Commerce Property pursuant to the Purchase Agreement, then such amount previously included in the principal amount of the Purchase Note will be forgiven from the principal amount of the Purchase Note effective as of the date the support agreement is terminated. If the support agreement is not terminated on or before May 15, 2020 and the closing of the purchase of the 11 Commerce Property pursuant to the Purchase Agreement has not occurred by May 15, 2020, then PCD shall pay such amount to TC and CBH on or before May 18, 2020.

•	Release Agreements. Seller, Buyer, PCD and their affiliates entered into agreements to release claims between the parties. PCD provided TC and CBH with stipulated judgments of eviction for each of the lease agreements, whereby if PCD or any of its affiliates fails to comply with any term of the Settlement Agreement (including exhibits), TC and CBH will have the right to file the stipulated judgments with the applicable court and enforce the terms thereof.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in one business segment: the real estate business. The Company has no foreign sales or activities outside the United States.

The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2019, which was filed with the Securities and Exchange Commission on July 26, 2019 (the “2019 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2020 and 2019 are to the fiscal years ending April 30, 2020 and 2019 and all references to the third quarter and first nine months of 2020 and 2019 mean the fiscal three month and nine month periods ended January 31, 2020 and 2019.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2019 Form 10-K and in Note 1 of the notes to the consolidated financial statements included in this report on Form 10-Q. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2019 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the third quarter of 2020 or the first nine months of 2020 that had a material impact on its consolidated financial statements.

The Company adopted the following accounting policies effective May 1, 2019:

•	In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. During the first nine months of 2020, right-of-use assets obtained in exchange for operating lease liabilities amounted to $198,000. In addition, ASU 2016-02 requires the lessor to recognize fixed lease payments under tenant leases on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments is recorded within Other assets on the consolidated balance sheets. ASU 2016-02 was effective for the Company on May 1, 2019, with the Company recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of ASU 2016-02 by the Company did not have a material effect on its consolidated financial statements.

•	In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for the Company on May 1, 2019. The adoption of ASU 2018-07 by the Company had no impact on its consolidated financial statements.

•	In January 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits but does not require the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 was effective for the Company on May 1, 2019. The Company opted not to reclassify items from other comprehensive income to retained earnings, as was permitted by ASU 2018-02; therefore, the adoption of ASU 2018-02 had no impact on its consolidated financial statements.

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

For the third quarter of 2020, the Company recorded net income of $338,000, or $0.04 per share, compared to a net loss of $32,000, or $0.00 per share, for the third quarter of 2019. For the first nine months of 2020, the Company recorded a net loss of $2,027,000, or $0.25 per share, compared to net income of $84,000, or $0.01 per share, for the first nine months of 2019. Results from 2020 consisted entirely of continuing operations. For the third quarter of 2019, results consisted of (i) a net loss from continuing operations of $1,455,000, or $0.18 per share and (ii) net income from discontinued operations of $1,423,000, or $0.18 per share. A discussion of continuing operations follows.

Revenues were $5,287,000 and $14,014,000 for the third quarter and first nine months of 2020 compared to $2,381,000 and $9,239,000 for the same periods of 2019.

Revenues from land sales were $4,477,000 and $12,291,000 for the third quarter and first nine months of 2020 compared to $2,376,000 and $8,924,000 for the same periods of 2019. Revenues from land sales for the third quarter and first nine months of 2020 included revenue of $665,000 from the sale of two undeveloped properties in Palm Coast, Florida. For the third quarter and first nine months of 2020 and 2019, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Three Months ended January 31, 2020			Three Months ended January 31, 2019
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Developed
Residential	8.4	$3,696	$440	6.2	$2,220	$358
Commercial	-	-	-	-	-	-
Total Developed	8.4	3,696	440	6.2	2,220	358
Undeveloped	48.9	116	2	31.3	156	5
Total	57.3	$3,812	$67	6.7	$2,376	$63

	Nine Months ended January 31, 2020			Nine Months ended January 31, 2019
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Developed
Residential	26.8	$11,487	$429	24.4	$8,737	$358
Commercial	-	-	-	-	-	-
Total Developed	26.8	11,487	429	24.4	8,737	358
Undeveloped	52.5	139	3	32.1	187	6
Total	79.3	$11,626	$147	56.5	$8,924	$158

The average gross profit percentage on land sales in New Mexico before indirect costs was 19% and 18% for the third quarter and first nine months of 2020 compared to 17% and 12% for the same periods of 2019. The profit percentage increase is attributable to the demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Rent revenues were $114,000 and $796,000 for the third quarter and first nine months of 2020. There were no comparable rents from the prior year due to the applicable lease agreements being signed in April 2019 as part of the sale of the Company’s fulfillment services business. The Company discontinued recognizing rent revenues for a portion of the third quarter of 2020. Refer to Note 11 of the notes to the consolidated financial statements included in this report on Form 10-Q for detail about a settlement agreement entered into in February 2020 with the Company’s former fulfillment services business and its buyer.

Other revenues were $696,000 for the third quarter of 2020 and $5,000 for the third quarter of 2019. Other revenues were $927,000 for the first nine months of 2020 and $315,000 for the first nine months of 2019. Other revenues for the third quarter of 2020 and the first nine months of 2020 included $499,000 of royalties received during the third quarter of 2020 from oil and gas production for the period March 2019 through November 2019 by a third party lessee with respect to the Company’s mineral rights in Brighton, Colorado. Additional other revenue resulted from forfeited deposits and amortization of deferred revenue.

Operating expenses for real estate increased from $258,000 and $779,000 for the third quarter and first nine months of 2019 to $471,000 and $1,473,000 for the same periods of 2020, primarily due to increased employee hiring, bonuses, new allocations of certain employee costs previously classified as corporate general and administrative expenses, increased accruals for real estate taxes and increased health care benefits costs.

Real estate general and administrative expenses decreased from $111,000 for the third quarter of 2019 to $93,000 for the same period of 2020, primarily due to reduced professional fees related to abandoned transactions. Real estate general and administrative expenses decreased from $415,000 in the first nine months of 2019 to $365,000 for the same period of 2020, primarily due to a decrease in legal and other professional fees. Corporate general and administrative expenses decreased from $811,000 and $2,604,000 for the third quarter and first nine months of 2019 to $494,000 and $1,978,000 for the same periods of 2020, primarily due to new allocations of certain employee costs to operating expenses for real estate, reduced corporate headcount and lower travel and legal expenses. Refer to Note 11 of the notes to the consolidated financial statements included in this report on Form 10-Q for detail about a settlement agreement entered into in February 2020 with the Company’s former fulfillment services business and its buyer. The reduced corporate general and administrative expenses were partly offset by increased real estate taxes of $151,000 which the Company agreed to pay under the settlement agreement.

Interest income, net increased from $36,000 and $103,000 for the third quarter and first nine months of 2019 to $58,000 and $323,000 for the same periods of 2020, primarily due to investment of excess funds in higher yielding savings accounts, interest earned in 2020 on the deferred purchase price related to the sale of the Company’s fulfillment services business and a reduction in interest expense. Beginning in December 2019, the Company discontinued recognizing interest from deferred revenue that originated from the sale of the Company’s fulfillment services business in April 2019. Refer to Note 11 of the notes to the consolidated financial statements included in this report on Form 10-Q for detail about a settlement agreement entered into in February 2020 with the Company’s former fulfillment services business and its buyer. The Company recognized interest from deferred revenue of $31,000 and $191,000 for the third quarter and first nine months of 2020.

The Company recognized a non-cash pre-tax pension settlement charge of $2,929,000 in the first nine months of 2020, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to certain former employees during the three months ended October 31, 2019. There were no such charges in the third quarter of 2020 or 2019 or in the first nine months of 2019.

The Company had a provision for income taxes of $396,000 in connection with $734,000 of income from continuing operations before income taxes for the third quarter of 2020, as compared to a provision for income taxes of $730,000 in connection with a $725,000 loss from continuing operations before income taxes for the same period of 2019. The Company had a benefit from income taxes of $360,000 in connection with a $2,387,000 loss from continuing operations before income taxes for the first nine months of 2020, as compared to a provision for income taxes of $385,000 in connection with a $2,311,000 loss from continuing operations before income taxes in the same period of 2019. The difference between the statutory rate and the effective rate of the tax benefit for the third quarter and the first nine months of 2020 was primarily due to adjustments resulting from the finalization of the 2019 tax return when compared to the April 2019 year-end tax provision.

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

Operating Activities

Real estate inventory decreased from $57,773,000 at April 30, 2019 to $54,084,000 at January 31, 2020, primarily due to real estate land sales, which were offset in part by an increase in land development activity. Investment assets, net increased from $17,227,000 at April 30, 2019 to $17,658,000 at January 31, 2020, primarily due to capitalization of costs related to the construction of a single tenant retail building, offset in part by the sale of investment land and depreciation.

Accounts payable and accrued expenses increased from $2,964,000 at April 30, 2019 to $3,451,000 at January 31, 2020, primarily due to increased construction activity plus accrual of additional lease liabilities at January 31, 2020, offset partly by costs associated with forfeited builder deposits during the third quarter of 2020.

Accrued pension costs decreased from $6,401,000 at April 30, 2019 to $2,527,000 at January 31, 2020, primarily due to a voluntary contribution of $3,600,000 to the Company’s defined benefit pension plan. Refer to Note 10 to the consolidated financial statements contained in the 2019 Form 10-K for detail regarding the acceleration of the funding of $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan and the Company’s election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021. Notwithstanding such election, the contribution to the pension plan of $3,600,000 during 2020 eliminated any requirement for the Company to further satisfy the $5,194,000 of accelerated accrued pension-related obligations to the pension plan.

Refer to Note 11 of the notes to the consolidated financial statements included in this report on Form 10-Q for detail about a settlement agreement entered into in February 2020 with the Company’s former fulfillment services business and its buyer and with respect to real property owned by the Company in Palm Coast, Florida.

Financing Activities

Notes payable, net decreased from $1,319,000 at April 30, 2019 to $982,000 at January 31, 2020, primarily due to repayments in excess of new borrowings made on financings for land development activity. The Company’s financing arrangements in effect during 2020 are described below:

•	Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with Main Bank in July 2018 with respect to the development of certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. During the three months ended October 31, 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated. The Company made principal repayments related to this loan of $1,203,000 during the first nine months of 2020.

•	Refer to Note 7 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BOKF, NA dba Bank of Albuquerque (“BoABQ”) in December 2017 with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. During the three months ended July 31, 2019, the outstanding principal amount of the loan was fully repaid and the loan was terminated. The Company made principal repayments related to this loan of $182,000 during the first nine months of 2020. The Company capitalized $4,000 and $18,000 of interest related to this loan in the first nine months of 2020 and 2019.

•	Refer to Note 15 to the consolidated financial statements contained in the 2019 Form 10-K for detail about the loan agreement entered into with BoABQ during the three months ended July 31, 2019, with respect to the development of certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. The outstanding principal amount of the loan as of January 31, 2020 was $965,000 and the Company made no principal repayments during the first nine months of 2020. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BoABQ under this loan was $2,495,000 as of January 31, 2020. The interest rate on the loan at January 31, 2020 was 4.66%. The Company capitalized interest related to this loan of $5,000 in the third quarter of 2020 and $8,000 in the first nine months of 2020. At January 31, 2020, the Company was in compliance with the covenants contained within the loan documentation.

•	In January 2020, Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company, entered into a Loan Agreement with BoABQ. The Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LFV and BoABQ with respect to the construction of an approximately 14,000 square foot, single tenant retail building on an approximately 1.3 acre property owned by LFV in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico (the “Mortgaged Property”). Pursuant to a Limited Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of BoABQ, ASW has guaranteed LFV’s obligations under each of the above agreements.

o	Available Principal: BoABQ agreed to lend up to $2,750,000 to LFV on a non-revolving line of credit basis to partially fund the construction of the single tenant retail building on the Mortgaged Property.

o	Maturity Date: The loan is scheduled to mature on January 10, 2027.

o	Interest and Principal Payments:

▪	During the period beginning on January 10, 2020 and ending on January 10, 2021, interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 2.9%, adjusted monthly. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

▪	Beginning January 11, 2021, the interest rate with respect to the outstanding principal amount of the loan will be one of the following interest rates to be selected by LFV:

•	six-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of seven years, plus a spread of 2.29%. The outstanding principal amount of the loan may be prepaid with a penalty while this interest rate is applicable to the loan.

•	six-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of seven years, plus a spread of 3.21%. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

•	three-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of three years, plus a spread of 2.33%. The outstanding principal amount of the loan may be prepaid with a penalty while this interest rate is applicable to the loan.

•	three-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of three years, plus a spread of 3.0%. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

▪	If a three-year fixed rate of interest is selected by LFV, at the end of such term, LFV may elect one of the following interest rates for the balance of the term: the London Interbank Offered Rate for a thirty-day interest period plus a spread of 2.9%, adjusted monthly, or one of the three-year fixed rates of interest described above.

▪	Beginning January 11, 2021, LFV will be required to make payments of principal and interest at the applicable interest rate on a monthly basis calculated based on a 25-year amortization. On the maturity date, LFV will be required to make a final payment of all outstanding principal and accrued and unpaid interest and any other unpaid sums.

o	LFV and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LFV’s failure to make principal, interest or other payments when due; the failure of LFV or ASW to observe or perform their respective covenants under the loan documentation; any representation or warranty of LFV or ASW being false; the insolvency or bankruptcy of LFV or ASW; and the failure of LFV to complete construction of the single tenant retail building on the Mortgaged Property by January 10, 2021. Upon the occurrence and during the continuance of an event of default, BoABQ may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LFV incurred certain customary costs and expenses and paid certain fees to BoABQ in connection with the loan.

o	The outstanding principal amount of the loan as of January 31, 2020 was $21,000 and the Company made no principal repayments related to this loan during the first nine months of 2020. The total book value of the Mortgaged Property was $1,441,000 as of January 31, 2020. The interest rate on the loan at January 31, 2020 was 4.56%. At January 31, 2020, the Company was in compliance with the covenants contained within the loan documentation.

Investing Activities

Capital expenditures increased from $4,000 in the first nine months of 2019 to $18,000 for the same period of 2020, primarily due to an increase in the purchase of computer equipment.

The Company received life insurance proceeds of $85,000 during the first nine months of 2019, which is reflected in the accompanying Consolidated Statement of Cash Flows. The income associated with the life insurance proceeds was recognized in various years prior to the third quarter of 2019.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s expected liquidity sources, (2) the availability of bank financing for projects, (3) the expected utilization of existing bank financing, (4) the effect of recent accounting pronouncements, (5) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2006 Equity Compensation Plan or the AMREP Corporation 2016 Equity Compensation Plan, (6) the future issuance of deferred stock units to directors of the Company, (7) the future business conditions that may be experienced by the Company, (8) the timing and amount of any payments contemplated by the settlement agreement (including exhibits) entered into in February 2020 with the Company’s former fulfillment services business and its buyer, (9) whether any provision or agreement of such settlement agreement (including exhibits) becomes effective and (10) the expected source of cash for the closing of the purchase of the 11 Commerce Property pursuant to the Purchase Agreement. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Refer to Note 2 to the consolidated financial statements contained in the annual report on Form 10-K for the year ended April 30, 2019 of the Company, which was filed with the Securities and Exchange Commission on July 26, 2019, for detail regarding the following agreements: the triple net lease agreement, dated as of April 26, 2019 (the “2 Commerce Lease Agreement”), between Palm Coast Data LLC (“PCD”) and Two Commerce LLC (“TC”), pursuant to which PCD leases from TC a 61,000 square foot facility located at 2 Commerce Boulevard, Palm Coast, Florida; and the triple net lease agreement, dated as of April 26, 2019 (the “11 Commerce Lease Agreement”), between PCD and Commerce Blvd Holdings, LLC (“CBH”), pursuant to which PCD leases from CBH a 143,000 square foot facility located at 11 Commerce Boulevard, Palm Coast, Florida. TC and CBH are subsidiaries of the Company.

On December 19, 2019, each of TC and CBH filed a complaint in the Circuit Court of the Seventh Judicial District in and for Flagler County, Florida against PCDLLC. Each complaint included claims for damages and for the eviction of PCDLLC from the leased properties as a result of PCDLLC’s failure to pay rent required under the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement. Refer to Note 11 of the notes to the consolidated financial statements included in this report on Form 10-Q for detail about a settlement agreement entered into in February 2020 to resolve this litigation.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Loan Agreement, dated as of January 10, 2020, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.2	Non-Revolving Line of Credit Promissory Note, dated January 10, 2020, by Las Fuentes Village II, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.3	Mortgage, Security Agreement and Financing Statement, dated as of October 11, 2019, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.4	Limited Guaranty Agreement, dated as of January 10, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.5	Business Loan Agreement, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.6	Promissory Note, dated February 3, 2020, by Mountain Hawk East Development Company LLC in favor of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.7	Line of Credit Mortgage, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.8	Commercial Guaranty, dated as of February 3, 2020, made by AMREP Southwest Inc. for the benefit of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.9	Settlement Agreement, dated as of February 18, 2020, among Palm Coast Data Holdco, Inc., Studio Membership Services, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 18, 2020)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2020	AMREP CORPORATION (Registrant)

	By:	/s/ James M. McMonagle
James M. McMonagle Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan Agreement, dated as of January 10, 2020, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.2	Non-Revolving Line of Credit Promissory Note, dated January 10, 2020, by Las Fuentes Village II, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.3	Mortgage, Security Agreement and Financing Statement, dated as of October 11, 2019, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.4	Limited Guaranty Agreement, dated as of January 10, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.5	Business Loan Agreement, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.6	Promissory Note, dated February 3, 2020, by Mountain Hawk East Development Company LLC in favor of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.7	Line of Credit Mortgage, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.8	Commercial Guaranty, dated as of February 3, 2020, made by AMREP Southwest Inc. for the benefit of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.9	Settlement Agreement, dated as of February 18, 2020, among Palm Coast Data Holdco, Inc., Studio Membership Services, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 18, 2020)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase