Form 10-K
period 2020-04-30
AMREP CORP.
filed 2020-07-27
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of October 31, 2019, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $26,670,263. Such aggregate market value was computed by reference to the closing sale price of the registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 20, 2020, there were 8,141,904 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

All references to the Company in this annual report on Form 10-K include the Registrant and its subsidiaries. Many of the amounts and percentages presented in this annual report on Form 10-K have been rounded for convenience of presentation. All references in this annual report on Form 10-K to 2020 and 2019 mean the Company’s fiscal years ended April 30, 2020 and 2019, unless the context otherwise indicates.

PART I

Item 1.	Business

AMREP Corporation was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in the real estate business. As of July 1, 2020, the Company employed 15 full-time employees and 1 part-time employee. The Company has no foreign sales or activities outside the United States.

The Company conducts a substantial portion of its business in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico. References below to Rio Rancho include the City of Rio Rancho and such adjoining areas. The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 98,000.

Land Development

As of July 1, 2020, the Company owned approximately 18,000 acres in Rio Rancho. The Company sells both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. Activities conducted or arranged by the Company include land and site planning, obtaining governmental and environmental approvals (“entitlements”), installing utilities and necessary storm drains, ensuring the availability of water service, building or improving roads necessary for land development and constructing community amenities. The Company develops both residential lots and sites for commercial and industrial use as demand warrants. Engineering work is performed by both the Company’s employees and outside firms, but all development work is performed by outside contractors. The Company markets land both directly and through brokers. With respect to residential development, the Company generally focuses its sales efforts on a limited number of homebuilders, with approximately 97% of 2020 land sales having been made to four homebuilders.

The Company opportunistically acquires land, focusing primarily in New Mexico, after completion of market research, soil tests, environmental studies and other engineering work, a review of zoning and other governmental requirements, discussions with homebuilders or other prospective end-users of the property and financial analysis of the project and estimated development costs, including the need for and extent of offsite work required to obtain project entitlements.

The Company actively markets its commercial properties in Rio Rancho for sale or lease to tenants. The development of commercial properties for tenants requires, among other things, financing or other sources of funding, which may not be available.

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

The following land holdings in New Mexico are where the Company is currently focusing its residential land activities:

•	Lomas Encantadas. Lomas Encantadas is an approximately 430-acre subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2020, Lomas Encantadas was planned to have 1,496 residential lots, of which 787 planned residential lots were previously sold by the Company.

•	Hawk Site. Hawk Site is an approximately 460-acre subdivision located in the northern section of Unit 25 in the City of Rio Rancho. As of July 1, 2020, Hawk Site was planned to have 1,359 residential lots, of which 357 planned residential lots were previously sold by the Company.

•	Enchanted Hills/Commerce Center. Enchanted Hills/Commerce Center is an approximately 1,320-acre subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2020, Enchanted Hills/Commerce Center was planned to have 2,982 residential lots, of which 2,912 planned residential lots were previously sold by the Company.

•	Paseo Gateway. Paseo Gateway is an approximately 298-acre subdivision located in the southern section of Unit 20 in the City of Rio Rancho. As of July 1, 2020, development work had not commenced at Paseo Gateway.

•	North Hills. As of July 1, 2020, the Company had 12 finished lots and 7 lots under development in the North Hills subdivision located in the eastern section of Unit 12 in the City of Rio Rancho.

•	New Acquisitions.

o	During 2020, the Company acquired the following additional property for development:

▪	Mariposa. The Company acquired 4 acres in the Mariposa subdivision located north of Unit 25 in the City of Rio Rancho. The property is expected to be developed into 25 residential lots and 1 commercial lot. As of July 1, 2020, all of such lots were under development.

▪	Tierra Contenta. The Company acquired 5 acres in the Tierra Contenta subdivision located in the City of Santa Fe, New Mexico. The property is expected to be developed into 50 residential lots. As of July 1, 2020, all of such lots were under development.

▪	Vista Entrada. The Company acquired 3 acres in the Vista Entrada subdivision located in the eastern section of Unit 20 in the City of Rio Rancho. As of July 1, 2020, the property was in the process of being subdivided.

o	After April 30, 2020, the Company acquired the following additional property for development:

▪	Lavender Fields. The Company acquired 28 acres in the Meso AM subdivision located in Bernalillo County, New Mexico. The property is expected to be developed into 82 residential lots. As of July 1, 2020, all of such lots were under development.

•	Finished Lot Projects.

o	Mariposa. During fiscal year 2018, the Company acquired 41 finished lots in the Mariposa subdivision located north of Unit 25 in the City of Rio Rancho. As of July 1, 2020, all of such lots had been sold.

o	La Potencia. During 2019, the Company acquired 22 finished lots in the La Potencia subdivision located in the City of Santa Fe, New Mexico. As of July 1, 2020, all of such lots had been sold.

The following table presents information on the developed and under development residential and commercial/industrial land holdings in New Mexico of the Company as of July 1, 2020:

	Developed[1]		Under Development[2]
	Residential	Commercial / Industrial	Residential		Commercial / Industrial	Undeveloped[3]
	Lots	Acres	Planned Residential Lots	Acres	Acres	Acres
Lomas Encantadas	108	-	601	225	4	-
Hawk Site	68	-	934	168	131	-
Enchanted Hills/ Commerce Center	70	35	-	-	-	-
Paseo Gateway	-	-	-	-	-	298
North Hills	12	-	7	2	-	-
Mariposa	-	-	25	3	0.5	-
Tierra Contenta	-	-	50	5	-	-
Lavender Fields	-	-	82	28	-	-
Vista Entrada	-	-	12	3	-	-

In addition to the property listed in the table above, undeveloped property in New Mexico of the Company as of July 1, 2020 included approximately 17,000 acres, of which approximately 20% was property that the Company had 90% contiguous ownership, approximately 30% was property that the Company had at least 50% but less than 90% contiguous ownership and approximately 50% was property that the Company had less than 50% contiguous ownership. High contiguous ownership areas may be suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups.

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

Land sales by the Company during 2020 were as follows:

	Acres Sold	Revenues	Revenues Per Acre[1]
Developed Property:
Residential	36.8	$15,837,000	$430,000
Commercial	-	-	-
Total Developed Property	36.8	$15,837,000	$430,000

	Acres Sold	Revenues	Revenues Per Acre[2]
Undeveloped Property:
Residential	52.5	$139,000	$3,000
Commercial	-	-	-
Total Undeveloped Property	52.5	$139,000	$3,000
Total	89.3	$15,976,000	$179,000

Land sales by the Company during 2019 were as follows:

	Acres Sold	Revenues	Revenues Per Acre[1]
Developed Property:
Residential	32.9	$12,126,000	$369,000
Commercial	-	-	-
Total Developed Property	32.9	$12,126,000	$369,000

	Acres Sold	Revenues	Revenues Per Acre[2]
Undeveloped Property:
Residential	32.1	$187,000	$6,000
Commercial	-	-	-
Total Undeveloped Property	32.1	$187,000	$6,000
Total	65	$12,313,000	$190,000

Infrastructure Reimbursement Mechanisms

A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision are subject to a public improvement district. The public improvement district is expected, over a period of at least thirty years commencing in 2020, to reimburse the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district. During 2020, the Company collected $113,000 of reimbursements from the public improvement district. The Company may accept discounted prepayments of amounts due under the public improvement district.

In addition, the Company instituted private infrastructure reimbursement covenants on a portion of the property in Hawk Site. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing a special levy on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the public improvement district. During 2020, the Company collected $324,000 in connection with these private infrastructure reimbursement covenants.

1 Revenues per lot may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

2 Revenues per acre may not calculate precisely due to the rounding of acres sold to the nearest acre and the rounding of revenues to the nearest thousand dollars.

Homebuilding

In 2020, the Company commenced operations of its internal homebuilder in New Mexico. The Company’s homebuilding operations did not generate revenue during 2020. The Company expects to offer a variety of home designs at different prices and with varying levels of options and amenities to meet the needs of homebuyers.

Mineral Rights

The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico leased to a third party for a term ending in September 2020 and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. If the lessee or any of its affiliates provides any consideration to obtain, enter into, option, extend or renew an interest in any minerals or mineral rights within Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico at any time from September 2017 through September 2020, lessee is required to pay the Company an amount equal to the amount of such consideration paid per acre multiplied by 55,000. The lessee is required to assign, or to cause their affiliate to assign, to the Company an overriding royalty interest of 1% with respect to the proceeds derived from any minerals or minerals rights presently or hereinafter owned by, leased by, optioned by or otherwise subject to the control of lessee or any of its affiliates in any part of Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico. As partial consideration for entering into the lease, the Company received $1,010,000 in fiscal year 2015, of which $76,000 was recorded as revenue in 2019. The Company did not record any revenue in 2020 related to the lease. No drilling has commenced with respect to this property.

The Company owns certain minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado leased to a third party for as long as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. The lessee has pooled approximately 1,240 acres of minerals and mineral rights, including the Company’s minerals and mineral rights, for purposes of drilling and extraction. After applying the ownership and royalty percentages of the pooled minerals and mineral rights, the lessee is required to pay the Company a royalty on oil and gas produced from the pooled property of 1.42% of the proceeds received by the lessee from the sale of such oil and gas, and such royalty will be charged with 1.42% of certain post-production costs associated with such oil and gas. The lessee commenced drilling with respect to the pooled property in 2019, with initial royalty payments made in 2020. The Company received $608,000 of royalties with respect to the pooled property during 2020 from oil and gas production for the period March 2019 through April 2020. No royalties with respect to the pooled property were received during 2019.

Other Real Estate Interests

The Company is constructing an approximately 14,000 square foot, single tenant retail building on an approximately 1.3 acre property in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico. The Company owns an approximately 160-acre property in Brighton, Colorado planned for approximately 410 homes and an approximately 5-acre property in Parker, Colorado zoned for commercial use. The Company also owns a 61,000 square foot office and industrial facility and a 143,000 square foot office and industrial facility located in Palm Coast, Florida.

DISCONTINUED OPERATIONS

Prior to April 26, 2019, the Company was also engaged in the fulfillment services business operated by Palm Coast Data LLC (“PCD”) and its affiliates. The fulfillment services business performed fulfillment and contact center services for publications, membership organizations, government agencies and other direct marketers.

On April 26, 2019, Palm Coast Data Holdco, Inc. (“Seller”), a subsidiary of the Company, entered into a membership interest purchase agreement (the “Membership Purchase Agreement”) with Studio Membership Services, LLC (“Buyer”). The closing of the transactions contemplated by the Membership Purchase Agreement occurred on April 26, 2019 (the “Closing Date”). Pursuant to the Membership Purchase Agreement, Buyer acquired the Company’s fulfillment services business through the purchase from Seller of all of the membership interests (the “Membership Interests”) of PCD (which owned all of the membership interests of FulCircle Media, LLC) and Media Data Resources, LLC (PCD, FulCircle Media, LLC and Media Data Resources, LLC are collectively referred to herein as the “Target Group”). The purchase price for the Membership Interests was $1,000,000, which was paid by Buyer to Seller on the Closing Date. Buyer and Seller provided customary indemnifications under the Membership Purchase Agreement and provided each other with customary representations, warranties and covenants.

In connection with the Membership Purchase Agreement, PCD entered into a triple net lease agreement, dated as of April 26, 2019 (the “2 Commerce Lease Agreement”), with Two Commerce LLC (“TC”), pursuant to which PCD leased from TC a 61,000 square foot facility located at 2 Commerce Boulevard, Palm Coast, Florida (the “2 Commerce Property”) and a triple net lease agreement, dated as of April 26, 2019 (the “11 Commerce Lease Agreement”), with Commerce Blvd Holdings, LLC (“CBH”), pursuant to which PCD leased from CBH a 143,000 square foot facility located at 11 Commerce Boulevard, Palm Coast, Florida (the “11 Commerce Property”). TC and CBH are subsidiaries of the Company. The term of each lease agreement was originally 10 years. The aggregate annual rent, payable in equal monthly installments in each of the applicable years, subject to a waiver of the payment of rent attributable to the month of May 2019, of the lease agreements was originally Year 1: $1,900,000, Year 2: $1,941,500, Year 3: $1,985,328, Year 4: $2,041,564, Year 5: $2,105,294, Year 6: $2,181,604, Year 7: $2,260,585, Year 8: $2,342,331, Year 9: $2,426,937 and Year 10: $2,514,505. PCD did not pay any rent under the lease agreements from December 2019 through May 2020. Each lease was amended in May 2020 as follows: (a) the expiration of the term of each lease was amended to August 15, 2020; (b) PCD provided the landlords a cash deposit of $260,000 to secure PCD’s obligations under the leases; and (c) PCD paid rent in the amount of $350,000 for the rental period from May 18, 2020 through August 15, 2020.

In connection with the transactions contemplated by the Membership Purchase Agreement, the Company (not including the Target Group) retained their obligations under the Company’s defined benefit pension plan following the Closing Date. The transactions contemplated by the Membership Purchase Agreement and the associated workforce reduction with respect to the Company resulted in the acceleration of the funding of $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan pursuant to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder. The Company notified the Pension Benefit Guaranty Corporation of the transactions contemplated by the Membership Purchase Agreement and, as permitted by ERISA, made an election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021. During 2020, the Company made voluntary contributions to the pension plan of $3,600,000, which eliminated any requirement for the Company to further satisfy the $5,194,000 of accelerated accrued pension-related obligations to the pension plan.

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

In addition to the Company’s website, the Securities and Exchange Commission maintains an Internet site that contains the Company’s reports, proxy and information statements, and other information that the Company electronically files with, or furnishes to, the Securities and Exchange Commission at www.sec.gov.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company’s executive offices are located in approximately 2,400 square feet of leased space in an office building in Plymouth Meeting, Pennsylvania. The Company’s real estate business is located in approximately 4,900 square feet of leased space in an office building in Rio Rancho, New Mexico. In addition, other real estate inventory and investment properties are described in Item 1 of Part I of this annual report on Form 10-K with certain mortgages associated with such real estate described in Item 7 of Part II of this annual report on Form 10-K. The Company believes its facilities are adequate for its current requirements.

Item 3.	Legal Proceedings

Refer to Item 1 for detail regarding the Membership Purchase Agreement, the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement.

In December 2019, each of TC and CBH filed a complaint in the Circuit Court of the Seventh Judicial District in and for Flagler County, Florida against PCD and the guarantors under the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement for failure to pay amounts due under the leases. Each complaint included claims for damages and for the eviction of PCD from the 2 Commerce Property and the 11 Commerce Property. In connection with such lawsuits, PCD and the guarantors raised certain claims against the Company and certain of its subsidiaries, including with respect to the Membership Purchase Agreement, the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement.

In February 2020, Seller, Buyer and PCD entered into a first settlement agreement (the “First Settlement Agreement”) pursuant to which Seller, Buyer and PCD agreed to settle their outstanding claims. In connection with the First Settlement Agreement, PCD paid Seller $625,000. Following PCD’s breach of the First Settlement Agreement, Seller, TC, CBH, Buyer, PCD and certain affiliates of Buyer entered into a second settlement agreement in May 2020 pursuant to which the parties agreed to settle their outstanding claims in accordance with the following terms: PCD paid Seller $650,000; the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement were amended as described in Item 1; and the parties entered into agreements to release claims between the parties.

The Company and its subsidiaries are involved in various other pending or threatened claims and legal actions arising in the ordinary course of business. While the ultimate results of these other matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Christopher V. Vitale, age 44, has been President and Chief Executive Officer of the Company since September 2017. From 2014 to September 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from 2013 to 2014, he was Vice President and General Counsel of the Company. From 2012 to 2013, Mr. Vitale was Vice President, Legal at Franklin Square Holdings, L.P. and, from 2011 to 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. During 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from 2009 to 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Adrienne M. Uleau, age 52, has been Vice President, Finance and Accounting of the Company since March 2020. From August 2018 to March 2020, Ms. Uleau was Controller of the Company. Prior to joining the Company, Ms. Uleau had been Controller of United Tectonics Corp., a construction services company, from July 2016 to August 2018. From 2014 to July 2016, Ms. Uleau was Financial Manager of Cushman and Wakefield. Prior to 2014, Ms. Uleau held various senior accounting positions. In 2012, Ms. Uleau declared bankruptcy in connection with unsecured credit card debt.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 3, 2020, there were 380 holders of record of the common stock.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that five of the Company’s shareholders beneficially owned approximately 73% of the outstanding common stock as of July 3, 2020. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2020 was approximately 8,109 shares per day.

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

Equity Compensation Plan Information

See Item 12, which incorporates such information by reference from the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”).

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

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•	real estate development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, a test for asset impairment may be required. Asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;

•	defined benefit pension plan obligations and plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;

•	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and

•	the Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company projects its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets ($6,080,000 as of April 30, 2020).

RESULTS OF OPERATIONS

Prior to April 26, 2019, the Company had been engaged in the fulfillment services business. On April 26, 2019, the fulfillment services business was sold (refer to Items 1 and 3 of Part I of this annual report on Form 10-K for more detail). The Company’s fulfillment services business has been classified as discontinued operations in the financial statements for 2019 included in this Form 10-K.

Year Ended April 30, 2020 Compared to Year Ended April 30, 2019

For 2020, the Company reported a net loss of $5,903,000, or $0.73 per share, compared to net income of $1,527,000, or $0.19 per share, in 2019. For 2019, results consisted of (i) a net loss from continuing operations of $2,465,000, or $0.30 per share, and (ii) net income from discontinued operations of $3,992,000, or $0.49 per share. For 2020, there was no income from discontinued operations. A discussion of continuing operations and discontinued operations follows.

Continuing Operations

For 2020, the Company reported a net loss $5,903,000, or $0.73 per share, compared to a net loss from continuing operations of $2,465,000, or $0.30 per share, in 2019. The net loss in 2020 included $8,600,000 of non-cash charges comprised of: (1) a non-cash pre-tax pension settlement charge of $2,929,000 due to the payment of lump sum payouts of pension benefits to 309 former employees and (2) the net non-cash pre-tax impairment charges on other assets of $5,046,000, which amount represented the remaining present value of expected lease payments under the 2 Commerce Lease Agreement and 11 Commerce Lease Agreement deemed to be consideration for the sale of the Company’s fulfillment services business.

Revenues from continuing operations were $18,783,000 for 2020 compared to $12,754,000 for 2019. Revenues from land sales were $16,641,000 for 2020 compared to $12,313,000 for 2019. Revenues from land sales for 2020 included revenue of $665,000 from the sale of two undeveloped properties in Palm Coast, Florida totaling approximately eight acres.

The Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. The number of new construction single-family residential starts in Rio Rancho by the Company’s customers and other builders was 621 in 2020 and 443 in 2019. The Company sold 36.8 acres of developed residential land in 2020 at an average selling price of $430,000 per acre compared to 32.9 acres of developed residential land in 2019 at an average selling price of $369,000 per acre. The increase in the average selling price per acre of developed residential land in 2020 compared to 2019 was primarily due to demand for lots by builders and the location of the sold property. The Company sold 52.5 acres of undeveloped residential land in 2020 at an average selling price of $3,000 per acre compared to 32.1 acres of undeveloped residential land in 2019 at an average selling price of $6,000 per acre. The decrease in the average selling price per acre of undeveloped residential land in 2020 compared to 2019 was primarily due to the location of the sold property.

The average gross profit percentage on land sales in New Mexico before indirect costs was 16.7% for 2020 compared to 12.5% for 2019. The profit percentage increase is attributable to the demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Rent revenues were $796,000 for 2020, due to the leasing of the Company’s 61,000 square foot facility and 143,000 square foot facility located in Palm Coast, Florida. There were no comparable rents from the prior year due to the applicable lease agreements being signed in April 2019 as part of the sale of the Company’s fulfillment services business. As described in Item 1 of Part I of this annual report on Form 10-K, the Company did not receive lease payments under the 2 Commerce Lease Agreement and 11 Commerce Lease Agreement from December 2019 through May 2020.

The Company recorded non-cash impairment charges on other assets of $5,046,000, which amount represented the remaining present value of expected lease payments under the 2 Commerce Lease Agreement and 11 Commerce Lease Agreement deemed to be consideration for the sale of the Company’s fulfillment services business offset by the receipt of $625,000 pursuant to the First Settlement Agreement. As described in Items 1 and 3 of Part I of this annual report on Form 10-K, the Company did not receive lease payments under the 2 Commerce Lease Agreement and 11 Commerce Lease Agreement from December 2019 through May 2020 and subsequently entered into amendments to the leases amending the expiration date of each lease to August 2020. As a result, the Company will not realize the remaining present value of expected lease payments under the 2 Commerce Lease Agreement and 11 Commerce Lease Agreement deemed to be consideration for the sale of the Company’s fulfillment services business.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in 2020 or 2019. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

Other revenues were $1,346,000 for 2020 compared to $441,000 for 2019. Other revenues for 2020 primarily consisted of $608,000 of royalties received during 2020 from oil and gas production for the period March 2019 through April 2020 by a third party lessee with respect to the Company’s mineral rights in Brighton, Colorado, $324,000 of private improvement reimbursements, $113,000 of public improvement reimbursements, forfeited deposits from customers, amortization of deferred revenue and miscellaneous other income items. Other revenues for 2019 primarily consisted of fees, forfeited deposits from customers, non-refundable option payments earned by the Company, amortization of deferred revenue and miscellaneous other income items.

Operating expenses for real estate increased from $990,000 for 2019 to $1,979,000 for 2020, primarily due to increased employee hiring, bonuses, increased allocations of certain corporate employee costs, increased accruals for real estate taxes and increased health care benefit costs.

Real estate general and administrative expenses decreased from $625,000 for 2019 to $466,000 for 2020, primarily due to reduced professional fees. Corporate general and administrative expenses decreased from $3,589,000 for 2019 to $2,537,000 for 2020, primarily due to new allocations of certain employee costs to operating expenses for real estate, reduced corporate headcount and lower travel and legal expenses. The reduced corporate general and administrative expenses were partly offset by increased real estate taxes of $151,000 which the Company agreed to pay under the Settlement Agreement (refer to Items 1 and 3 of Part I of this annual report on Form 10-K for more detail).

Interest income, net was $334,000 for 2020 compared to $52,000 for 2019. The increase was primarily due to investment of excess funds in higher yielding savings accounts, interest earned of $191,000 in 2020 on the deferred purchase price related to the sale of the Company’s fulfillment services business and a reduction in interest expense. Beginning in December 2019, the Company discontinued recognizing interest from deferred revenue that originated for the sale of the Company’s fulfillment services business in April 2019 (refer to Items 1 and 3 of Part I of this annual report on Form 10-K for more detail). Interest income, net includes interest expense of $25,000 for 2019 and $0 for 2020. Capitalized interest was $182,000 for 2020 and $115,000 for 2019.

The Company recognized a non-cash pre-tax pension settlement charge of $2,929,000 for 2020, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to 309 former employees. There were no such charges in 2019.

The Company’s continuing operations had a benefit for income taxes of $1,722,000 for 2020 compared to a benefit for income taxes of $708,000 for 2019. The difference between the statutory rate and the effective rate of the tax benefit for 2020 was primarily due to adjustments resulting from the finalization of the 2019 tax return when compared to the April 2019 year-end tax provision. As a result of the lapse of the statute of limitations, the Company’s total tax effect of gross unrecognized tax benefits in the accompanying financial statements of $58,000 at April 30, 2018 was recognized during 2019.

Discontinued Operations

Prior to April 26, 2019, the Company had been engaged in the fulfillment services business. On April 26, 2019, the fulfillment services business was sold (refer to Items 1 and 3 of Part I of this annual report on Form 10-K for more detail). The Company’s fulfillment services business operated in an industry unrelated to the Company’s continuing operations and had business operations, employees (including its management), customers, suppliers, liquidity and capital resources that were generally different from those of the Company’s continuing operations. The sale of the Company’s fulfillment services business has not had a material impact on the Company’s continuing operations. The Company retained ownership of certain real estate in Palm Coast, Florida (refer to Items 1 and 3 of Part I of this annual report on Form 10-K for more detail). Net income from discontinued operations was $3,992,000, or $0.49 per share, in 2019. The results from discontinued operations for 2019 included a pretax gain of $2,506,000, or $0.31 per share, resulting from the sale of the fulfillment services business.

LIQUIDITY AND CAPITAL RESOURCES

AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on its available funds and on distributions of funds from subsidiaries to pay expenses and fund operations. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the real estate industry and the economy generally.

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects and existing cash balances. Land and homebuilding investments generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is primarily dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale, construction of homes or pursuing other real estate projects will require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected.

COVID-19 Impact and Response

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders, which have impacted and restricted various aspects of the Company’s operations.

In response to the pandemic, the Company allowed all employees to work remotely during March and April 2020, with most operations in New Mexico returning to an office setting beginning in May 2020. In New Mexico, the Company’s construction operations have continued functioning during this period subject to regulated restrictions and safety constraints in order to protect the Company’s employees, trade contractors and homebuilder customers. The Company modified many of its common interactions to be virtual and attempted to minimize in-person interactions. While the above-referenced steps are necessary and appropriate in light of the COVID-19 pandemic, they do impact the Company’s ability to operate in its ordinary and traditional course. Those restrictions, combined with a reduction in the availability, capacity and efficiency of municipal and private services necessary to progress land development have reduced the Company’s sales pace and delayed certain projects and deliveries. In addition, some homebuilder customers requested and received restructured closing schedules with respect to existing finished lot contracts with the Company to accommodate their liquidity issues and concerns. The potential magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain. In addition, the Company can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that the Company will not be able to conduct any business operations for an indefinite period.

In light of the current challenging economic conditions, the Company has since March 2020 attempted to take a cautious approach to its operations and attempted to protect liquidity and closely manage cash flows, including obtaining a loan pursuant to the Paycheck Protection Program loan program administered by the U.S. Small Business Administration, delaying the acquisition of certain land parcels currently under contract, slowing land development where practical, contacting homebuilder customers to reconfirm their ability to perform under their contracts before beginning or continuing construction of finished lots and working with the Company’s financing sources to ensure continued availability under existing credit facilities.

While we cannot reasonably estimate the length or severity of this pandemic or if there will be additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which the Company operates, an extended economic slowdown could materially impact the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal year 2021 or beyond. The Company could be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 (a) decrease consumer confidence generally or with respect to purchasing a home or cause civil unrest, (b) precipitate a prolonged economic downturn or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for the Company’s products, impair the Company’s ability to sell and build finished lots and homes in a typical manner or at all, impair the Company’s ability to generate revenues and cash flows, or impair the Company’s ability to access the capital or lending markets (or significantly increase the costs of doing so), (c) increase the costs or decrease the supply of construction materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts or (d) result in the Company recognizing charges in future periods, which may be material, for impairments related to the Company’s inventory or investment assets. The unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences, and market reactions thereto, also makes it more challenging for the Company to estimate the future performance of the business and develop strategies to generate growth.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, the Company would expect to experience, among other things, increases in defaults from homebuilder customers for finished lots under contract, and decreases in future demand for finished lots, revenues and profitability. Such impacts could be material to the Company’s consolidated financial statements. The Company could also be forced to reduce its average selling prices in order to generate homebuilder demand or in reaction to competitive pressures. In addition, should the COVID-19 public health effort intensify to such an extent that the Company cannot operate in Rio Rancho, the Company could generate few or no sales during the applicable period, which could be prolonged. If there are prolonged government restrictions on the Company’s operations or the Company’s employees, trade contractors or homebuilder customers, or an extended economic recession, the Company could be unable to produce revenues and cash flows sufficient to conduct operations, meet the terms of the Company’s covenants and other requirements under its financing arrangements or service the Company’s outstanding debt. Such a circumstance could, among other things, exhaust the Company’s available liquidity (and ability to access liquidity sources) or trigger an acceleration to pay a significant portion or all of the Company’s then-outstanding debt obligations, which the Company may be unable to do.

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2020 by $5,014,000, with $18,260,000 of assets and $23,274,000 of liabilities and was underfunded at April 30, 2019 by $6,401,000, with $23,903,000 of assets and $30,304,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 2.29% per year at April 30, 2020 and 3.54% per year at April 30, 2019, which are based on the FTSE Pension Discount Curve as of such dates as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2020, for a 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by $68,700 and for a 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by $40,700. As of April 30, 2020, the effect of every 0.25% change in the investment rate of return on pension plan assets would increase or decrease the subsequent year’s pension expense by $42,500, and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by $42,500.

As noted in Item 1 of Part I of this annual report on Form 10-K, the Company retained its obligations under the Company’s defined benefit pension plan following the sale of the Company’s fulfillment services business. The workforce reduction with respect to the Company in connection with the sale of the fulfillment services business resulted in the acceleration of the funding of $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan pursuant to ERISA and the regulations thereunder. The Company notified the Pension Benefit Guaranty Corporation of the sale of the fulfillment services business and, as permitted by ERISA, made an election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021. During 2020, the Company made voluntary contributions to the pension plan of $3,600,000, which eliminated any requirement for the Company to further satisfy the $5,194,000 of accelerated accrued pension-related obligations to the pension plan.

The Company recognized a non-cash pre-tax pension settlement charge of $2,929,000 in 2020, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to 309 former employees. There were no such charges in 2019.

Operating Activities

Real estate inventory decreased from $57,773,000 at April 30, 2019 to $53,449,000 at April 30, 2020. Inventory in the Company’s core real estate market of Rio Rancho decreased from $53,831,000 at April 30, 2019 to $49,507,000 at April 30, 2020, primarily due to real estate land sales, which were offset in part by an increase in land development activity and the acquisition of property. The balance of real estate inventory primarily consisted of properties in Colorado.

Investment assets increased from $17,227,000 at April 30, 2019 to $18,644,000 at April 30, 2020, primarily due to capitalization of costs related to the construction of a single tenant retail building offset in part by the sale of investment land and depreciation. Investment assets include (i) investment land, which represents vacant, undeveloped land not held for development or sale in the normal course of business, (ii) an approximately 14,000 square foot, single tenant retail building under construction on an approximately 1.3 acre property in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico and (iii) two facilities located in Palm Coast, Florida that aggregate 204,000 square feet.

Other assets decreased from $6,475,000 at April 30, 2019 to $934,000 at April 30, 2020, primarily due to non-cash impairment charges of the remaining present value of expected lease payments under the 2 Commerce Lease Agreement and 11 Commerce Lease Agreement deemed to be consideration for the sale of the Company’s fulfillment services business. As described in Item 3 of Part I of this annual report on Form 10-K, the Company is not receiving lease payments under the 2 Commerce Lease Agreement and 11 Commerce Lease Agreement.

Taxes receivable, net decreased from $283,000 at April 30, 2019 to $57,000 at April 30, 2020, primarily due to the receipt of a federal tax refund. Deferred income taxes, net increased from $4,536,000 at April 30, 2019 to $6,080,000 at April 30, 2020, primarily due to the addition of federal net operating loss carry forwards resulting in a deferred tax asset of $ 3,746,000.

Accounts payable and accrued expenses increased from $2,964,000 at April 30, 2019 to $3,125,000 at April 30, 2020, primarily due to an increase in land development activity in New Mexico.

The unfunded pension liability of the Company’s frozen defined benefit pension plan decreased from $6,401,000 at April 30, 2019 to $5,014,000 at April 30, 2020, primarily due to Company contributions to the pension plan and favorable investment results of plan assets during 2020. The Company recorded, net of tax, other comprehensive income of $564,000 in 2020 and other comprehensive income of $903,000 in 2019, reflecting the change in the unfunded pension liability in each year net of the related deferred tax and unrecognized prepaid pension amounts. The Company recognized a non-cash pre-tax pension settlement charge of $2,929,000 for 2020, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to 309 former employees.

Financing Activities

Notes payable, net increased from $1,319,000 at April 30, 2019 to $3,890,000 at April 30, 2020, primarily due to additional borrowings to fund land development activities and partially offset by repayments made on outstanding borrowings. Given below are descriptions of the Company’s outstanding financing arrangements:

•	Lomas Encantadas Subdivision. In 2020, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements.

o	Initial Available Principal: BOKF agrees to lend up to $2,475,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

o	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $1,576,000 as of April 30, 2020 and LEDC made principal repayments of $675,000 during 2020. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $900,000 on or before March 17, 2021, $300,000 on or before June 17, 2021, $300,000 on or before September 17, 2021, $262,500 on or before December 17, 2021, $525,000 on or before March 17, 2022 and $187,500 on or before June 17, 2022. The outstanding principal amount of the loan may be prepaid at any time without penalty.

o	Maturity Date: The loan is scheduled to mature in June 2022.

o	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly.

o	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $37,500.

LEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan.

•	Hawk Site Subdivision. In 2020, Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Sandia Laboratory Federal Credit Union (“SLFCU”). The Business Loan Agreement is evidenced by a Promissory Note, and is secured by a Line of Credit Mortgage, between MHEDC and SLFCU, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by ASW in favor of SLFCU, ASW guaranteed MHEDC’s obligations under each of the above agreements.

o	Available Principal: SLFCU agreed to lend up to $3,000,000 to MHEDC on a revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. The maximum principal available under the loan will be limited to 75% of the bulk discounted value of the lots to be developed with the loan proceeds.

o	Outstanding Principal Amount: The outstanding principal amount of the loan was $41,000 as of April 30, 2020 and MHEDC did not make any principal repayments during 2020.

o	Maturity Date: The loan is scheduled to mature on August 1, 2022.

o	Interest Payments: Interest on the outstanding principal amount of the loan is payable monthly at the fixed annual rate of 4.5%.

o	Principal Payments: SLFCU is required to release the lien of its mortgage on any lot upon MHEDC making a principal payment equal to $52,000 per lot. On the maturity date, MHEDC will be required to make a final payment of all outstanding principal and accrued and unpaid interest. The outstanding principal amount of the loan may be prepaid at any time without penalty.

MHEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: MHEDC’s failure to make principal, interest or other payments when due; the failure of MHEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of MHEDC or ASW being false; the insolvency or bankruptcy of MHEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $29 million. Upon the occurrence and during the continuance of an event of default, SLFCU may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. MHEDC incurred certain customary costs and expenses and paid certain fees to SLFCU in connection with the loan.

•	Las Fuentes at Panorama Village Subdivision. In 2020, Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company, entered into a Loan Agreement with BOKF. The Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LFV and BOKF, with respect to the construction of an approximately 14,000 square foot, single tenant retail building on an approximately 1.3 acre property owned by LFV in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico (the “LFV Mortgaged Property”). Pursuant to a Limited Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed LFV’s obligations under each of the above agreements.

o	Available Principal: BOKF agreed to lend up to $2,750,000 to LFV on a non-revolving line of credit basis to partially fund the construction of the single tenant retail building on the LFV Mortgaged Property.

o	Outstanding Principal Amount: The outstanding principal amount of the loan was $1,979,000 as of April 30, 2020 and LFV did not make any principal repayments during 2020.

o	Maturity Date: The loan is scheduled to mature on January 10, 2027.

o	Interest and Principal Payments:

▪	During the period beginning on January 10, 2020 and ending on January 10, 2021, interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 2.9%, adjusted monthly. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

▪	Beginning January 11, 2021, the interest rate with respect to the outstanding principal amount of the loan will be one of the following interest rates to be selected by LFV:

•	six-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of seven years, plus a spread of 2.29%. The outstanding principal amount of the loan may be prepaid with a penalty while this interest rate is applicable to the loan.

•	six-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of seven years, plus a spread of 3.21%. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

•	three-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of three years, plus a spread of 2.33%. The outstanding principal amount of the loan may be prepaid with a penalty while this interest rate is applicable to the loan.

•	three-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of three years, plus a spread of 3.0%. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

▪	Beginning January 11, 2021, LFV will be required to make payments of principal and interest at the applicable interest rate on a monthly basis calculated based on a 25-year amortization. On the maturity date, LFV will be required to make a final payment of all outstanding principal and accrued and unpaid interest and any other unpaid sums.

LFV and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LFV’s failure to make principal, interest or other payments when due; the failure of LFV or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LFV or ASW being false; the insolvency or bankruptcy of LFV or ASW; and the failure of LFV to complete construction of the single tenant retail building on the LFV Mortgaged Property by January 10, 2021. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LFV incurred certain customary costs and expenses and paid certain fees to BOKF in connection with the loan.

•	SBA Paycheck Protection Program. In 2020, the Company received a loan from BOKF pursuant to the Paycheck Protection Program loan program administered by the U.S. Small Business Administration. The loan is evidenced by a note and is unsecured.

o	Outstanding Principal Amount: The Company received $298,000 pursuant to the loan.

o	Maturity Date: The loan is scheduled to mature on April 14, 2022.

o	Interest and Principal Payments: Interest on the outstanding principal amount of the loan accrues at the fixed annual rate of 1.0% beginning on the issuance date of the loan. Beginning in November 2020, the Company will be required to make payments of principal and interest on a monthly basis calculated based on an 18-month amortization. On the maturity date, the Company will be required to make a final payment of all outstanding principal and accrued and unpaid interest and any other unpaid sums. The outstanding principal amount of the loan may be prepaid at any time without penalty.

o	Loan Forgiveness: In accordance with the provisions of the Paycheck Protection Program loan program, the Company may apply for forgiveness of that part of the loan which was used during the 24 weeks from the receipt of the loan funds to pay eligible payroll costs, interest on a mortgage obligation incurred before February 2020, rent obligations under leases dated before February 2020 and utility obligations under services agreements dated before February 2020; provided that at least 75% of the forgivable amount was used for payroll costs.

The Company made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: the Company’s failure to make principal, interest, tax or other payments when due; the failure of the Company to observe or perform its covenants under the loan documentation; the representations and warranties of the Company being false; the insolvency or bankruptcy of the Company; the default by the Company on any other loan with BOKF or another creditor; and the Company having an adverse change in financial condition or business operations. Upon the occurrence an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable.

•	Lavender Fields. In June 2020, Lavender Fields, LLC (“LF”), a subsidiary of the Company, acquired approximately 28 acres in Bernalillo County, New Mexico comprising the Meso AM subdivision, which is planned for 82 residential lots.

o	Acquisition Financing. The acquisition included $1,838,000 of deferred purchase price, of which $919,000 is payable on or before June 2021 and $919,000 is payable on or before June 2022. The deferred purchase price is evidenced by a non-interest bearing Promissory Note and is secured by a Mortgage, Security Agreement and Fixture Filing with respect to the acquired property. The lien of the mortgage on any portion of the property will be released as to such property upon payment of that percentage of the then unpaid principal balance of the Promissory Note equal to the number of acres of land within the property being released divided by the number of acres of land within the property then remaining encumbered by the mortgage (including the property being released). Any prepayment shall be credited toward the next payment due under the Promissory Note.

LF made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LF’s failure to make principal or other payments when due; the failure of LF to observe or perform their covenants under the loan documentation; and the representations and warranties of LF being false. Upon the occurrence and during the continuance of an event of default, the outstanding principal amount and all other obligations under the loan may be declared immediately due and payable.

o	Development Financing. In June 2020, LF entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LF and BOKF with respect to the acquired property. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW has guaranteed LF’s obligations under each of the above agreements.

▪	Initial Available Principal: BOKF agrees to lend up to $3,750,000 to LF on a non-revolving line of credit basis to partially fund the development of the acquired property.

▪	Repayments: LF is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $657,500 on or before March 19, 2022; $394,500 on or before June 19, 2022; $394,500 on or before September 19, 2022; $394,500 on or before December 19, 2022; $394,500 on or before March 19, 2023; $394,500 on or before June 19, 2023; $394,500 on or before September 19, 2023; $394,500 on or before December 19, 2023; and $331,000 on or before March 19, 2024. The outstanding principal amount of the loan may be prepaid at any time without penalty. On the maturity date, LF will be required to make a final payment of all outstanding principal and accrued and unpaid interest.

▪	Maturity Date: The loan is scheduled to mature in June 2024.

▪	Interest Payments: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%.

▪	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon LF making a principal payment of $65,750.

LF and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LF’s failure to make principal, interest or other payments when due; the failure of LF or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LF or ASW being false; the insolvency or bankruptcy of LF or ASW; and the failure of ASW to maintain a tangible net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LF incurred certain customary costs and expenses and paid certain fees to BOKF in connection with the loan.

Investing Activities

Capital expenditures were $9,000 for 2020 and $8,000 for 2019, primarily for upgrades related to technology in both years. The Company believes that it has adequate cash, bank financing and cash flows from operations to provide for anticipated capital expenditures and land development spending in fiscal year 2021.

Off-Balance Sheet Arrangements

As of April 30, 2020, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

See Note 1 to the financial statements included in this Form 10-K for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

The Company operates in one business segment: real estate.

IMPACT OF INFLATION

Operations of the Company’s real estate business can be impacted by inflation. Inflation can cause increases in the cost of land, materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. A large part of the Company’s real estate sales are to homebuilders who face their own inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for the Company’s land by these homebuilder customers could decrease. In general, in recent years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company’s markets, and as a result the Company has not found the inflation risk to be a significant problem in its business. Despite low inflation, the Company’s real estate operations are experiencing price increases as a result of recent tariffs and labor and material shortages. Inflation may also increase the Company’s financing costs. In addition, higher mortgage interest rates affect the affordability of the Company’s homebuilding products to prospective homebuyers. While the Company attempts to pass on to its customers increases in costs through increased sales prices, market forces may limit the Company’s ability to do so. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, the Company’s revenues, gross margins and net income could be adversely affected.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development and capital expenditure needs, (2) the Company’s expected liquidity sources, (3) anticipated future development of the Company’s real estate holdings, (4) the development and construction of possible future commercial properties to be marketed to tenants, (5) the designs, pricing and levels of options and amenities with respect to the Company’s internal homebuilding operations, (6) the timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (7) the number of planned residential lots in the Company’s subdivisions, (8) estimates and assumptions used in determining future cash flows of real estate projects, (9) the utilization of existing bank financing, (10) the effect of recent accounting pronouncements, (11) the anticipated contributions by the Company to the pension plan, the amount of future annual benefit payments to pension plan participants payable from plan assets, the appropriateness of valuation methods to determine the fair value of financial instruments in the pension plan, the expected return on assets in the pension plan, the expected long-term rate of return on assets in the pension plan, the effect of changes in the weighted average discount interest rate on the amount of pension plan liabilities and the effect of changes in the investment rate of return on pension plan assets with respect to pension expense, (12) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (13) the future issuance of deferred stock units to directors of the Company, (14) the adequacy of the Company’s facilities, (15) the materiality of claims and legal actions arising in the normal course of the Company’s business, (16) the negative impact of the COVID-19 pandemic on the Company’s financial position and ability to continue operations at normal levels or at all, (17) the duration, effect and severity of the COVID-19 pandemic and (18) the measures that governmental authorities may take to address the COVID-19 pandemic which may precipitate or exacerbate one or more of the above-mentioned or other risks and significantly disrupt or prevent the Company from operating in the ordinary course for an extended period of time. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2020 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2020, internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

AMREP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania
July 24, 2020

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2020 AND 2019

(Amounts in thousands, except share and per share amounts)

	2020	2019
ASSETS
Cash and cash equivalents	$17,502	$13,267
Cash and cash equivalents - restricted	-	969
Real estate inventory	53,449	57,773
Investment assets	18,644	17,227
Other assets	934	6,475
Taxes receivable, net	57	283
Deferred income taxes, net	6,080	4,536
TOTAL ASSETS	$96,666	$100,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$3,125	$2,964
Notes payable, net	3,890	1,319
Accrued pension costs	5,014	6,401
TOTAL LIABILITIES	12,029	10,684
Commitments and contingencies (Note 14)	-	-
Shareholders’ Equity:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,358,154 at April 30, 2020 and 8,353,154 at April 30, 2019	836	835
Capital contributed in excess of par value	51,334	51,205
Retained earnings	43,149	49,052
Accumulated other comprehensive loss, net	(6,467)	(7,031)
Treasury stock, at cost – 225,250 shares at April 30, 2020 and 2019	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	84,637	89,846
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,666	$100,530

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2020	2019
REVENUES:
Real estate land sales	$15,976	$12,313
Corporate land sales	665	-
Rental income	796	-
Other	1,346	441
Total Revenues	18,783	12,754
COSTS AND EXPENSES:
Real estate land sales	13,308	10,775
Corporate land sales	477	-
Real estate operating expenses	1,979	990
General and administrative:
Real estate operations	466	625
Corporate operations	2,537	3,589
Write-off of deferred purchase price, net	5,046	-
Pension settlement	2,929	-
Operating expenses	26,742	15,979
Operating loss from continuing operations	(7,959)	(3,225)
Interest income, net	334	52
Loss from continuing operations before income taxes	(7,625)	(3,173)

Benefit for income taxes	(1,722)	(708)
Loss from continuing operations	(5,903)	(2,465)

Income from discontinued operations, net of income taxes (Note 2)	-	3,992
Net (loss) income	$(5,903)	$1,527

Basic and diluted (loss) earnings per share
Continuing operations	$(0.73)	$(0.30)
Discontinued operations	-	0.49
(Loss) Earnings per share, net	$(0.73)	$0.19
Weighted average number of common shares outstanding – basic	8,134	8,099
Weighted average number of common shares outstanding – diluted	8,134	8,145

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	Year Ended April 30,
	2020	2019
Net (loss) income	$(5,903)	$1,527
Other comprehensive income, net of tax:
Pension settlement, net of tax ($880 in 2020)	2,049	-
(Increase) decrease in pension liability, net of tax ($629 in 2020 and $396 in 2019)	(1,485)	903
Other comprehensive income	564	903
Total comprehensive (loss) income	$(5,339)	$2,430

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

-

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2018	8,324	$832	$50,922	$47,525	$(7,934)	$(4,215)	$87,130
Issuance of restricted common stock	29	3	203	-	-	-	206
Issuance of deferred common stock units	-	-	80	-	-	-	80
Net income	-	-	-	1,527	-	-	1,527
Other comprehensive income	-	-	-	-	903	-	903
Balance, April 30, 2019	8,353	835	51,205	49,052	(7,031)	(4,215)	89,846
Issuance of restricted common stock	5	1	29	-	-	-	30
Issuance of deferred common stock units	-	-	100	-	-	-	100
Net loss	-	-	-	(5,903)	-	-	(5,903)
Other comprehensive income	-	-	-	-	564	-	564
Balance, April 30, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,903)	$1,527
Income from discontinued operations	-	3,992
Loss from continuing operations	(5,903)	(2,465)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	537	606
Amortization of debt issuance costs	65	25
Non-cash credits and charges:
Stock-based compensation	113	231
Deferred income tax benefit	(1,798)	(299)
Net periodic pension cost	98	649
Pension settlement	2,929	-
Write off of deferred purchase price	5,636	-
Changes in assets and liabilities:
Real estate inventory and investment assets	2,390	1,110
Other assets	(89)	(436)
Accounts payable and accrued expenses	161	196
Taxes receivable and payable	226	481
Other liabilities and deferred revenue	-	(134)
Accrued pension costs	(3,600)	(2,000)
Total adjustments	6,668	429
Net cash provided by (used in) operating activities of continuing operations	765	(2,036)
Net cash provided by operating activities of discontinued operations	-	2,628
Net cash provided by operating activities	765	592
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	-	85
Capital expenditures	(9)	(8)
Net cash (used in) provided by investing activities of continuing operations	(9)	77
Net cash provided by investing activities of discontinued operations	-	75
Net cash (used in) provided by investing activities	(9)	152
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	4,662	3,121
Principal debt payments	(2,057)	(3,624)
Payments for debt issuance costs	(95)	(46)
Net cash provided by (used in) financing activities	2,510	(549)
Increase in cash, cash equivalents and restricted cash	3,266	195
Cash, cash equivalents and restricted cash, beginning of year	14,236	14,041
Cash, cash equivalents and restricted cash, end of year	$17,502	$14,236
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$(153)	$(248)
Interest paid	$182	$215
Deferred purchase price (see Note 2)	$-	$5,636

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

Prior to April 26, 2019, the Company had been engaged in the fulfillment services business. On April 26, 2019, the Company’s fulfillment services business was sold. Unless otherwise stated, the information disclosed in the footnotes accompanying the consolidated financial statements refers to continuing operations. See Note 2 for more information regarding results from discontinued operations.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year. Certain 2019 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or loss or shareholders’ equity.

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2020 and 2019 mean the fiscal years ended April 30, 2020 and 2019, unless the context otherwise indicates.

Revenue recognition

Revenue from land sales: The Company accounts for revenue from land sales in accordance with Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606). Revenues from land sales generally consist of real estate land sales and corporate land sales. Revenue from these land sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty.

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

Rental Income: The Company may enter into leases with tenants with respect to property or buildings it owns. Base rental payments from tenants are recognized as revenue monthly over the term of the lease. Additional rent related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses is recognized as revenue in the period the expenses are incurred.

Cash, cash equivalents and restricted cash

Cash equivalents consist of highly liquid investments that have an original maturity of ninety days or less when purchased and are readily convertible into cash. Restricted cash consists of cash deposits with a bank that are restricted due to subdivision improvement agreements with a governmental authority.

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

Investment assets

Investment assets consist of (i) investment land, which represents vacant, undeveloped land not held for development or sale in the normal course of business, and (ii) real estate assets that are intended to be leased to third parties. Investment assets are stated at the lower of cost or net realizable value.

Depreciation of investment assets (other than land) is provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives, which generally are 10 to 40 years for buildings and improvements. Land is not subject to depreciation.

Impairment of long-lived assets

Long-lived assets consist of real estate that are intended to be leased to third parties and are accounted for in accordance with ASC 360-10. Long-lived assets are evaluated and tested for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Asset impairment tests are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. The evaluation of operating asset groups includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and general and administrative expenses. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material. Due to the subjective nature of the estimates and assumptions used in determining future cash flows, actual results could differ materially from current estimates and the Company may be required to recognize impairment charges in the future

Leases

Right-of-use assets and lease liabilities are recorded on the balance sheet for all leases with an initial term over one year. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Right-of-use assets are classified within other assets and the corresponding lease liability is included in accounts payable and accrued expenses in the consolidated balance sheet.

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

Earnings (loss) per share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each year. Unvested restricted shares of common stock (see Note 11) are not included in the computation of basic earnings per share, as they are considered contingently returnable shares. Unvested restricted shares of common stock are included in diluted earnings per share if they are dilutive. Deferred stock units (see Note 11) are included in both basic and diluted earnings per share computations.

Pension plan

The Company recognizes the over-funded or under-funded status of its defined benefit pension plan as an asset or liability as of the date of the plan’s year-end statement of financial position and recognizes changes in that funded status in the year in which the changes occur through comprehensive income (loss).

Comprehensive income

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Total comprehensive income is the total of net income or loss and other comprehensive income or loss that, for the Company, consists of the minimum pension liability net of the related deferred income tax effect.

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates that affect the financial statements include, but are not limited to, (i) real estate cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (ii) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (iii) actuarially determined benefit obligations and other pension plan accounting and disclosures; (iv) risk assessment of uncertain tax positions; and (v) the determination of the recoverability of net deferred tax assets. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

Discontinued operations

The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations, as defined in ASC Topic 205-20, Discontinued Operations.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. Since that date, the FASB has issued additional ASUs providing further guidance for lease transactions (collectively “ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. During 2020, right-of-use assets obtained in exchange for operating lease liabilities amounted to $198,000 as a result of adoption of ASU 2016-02. In addition, ASU 2016-02 requires the lessor to recognize fixed lease payments under tenant leases on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments is recorded within Other assets on the consolidated balance sheets. As permitted by the ASU 2016-02, the Company elected to carry forward its historical lease classifications. ASU 2016-02 was effective for the Company on May 1, 2019, with the Company recognizing and measuring leases using a modified retrospective approach. The adoption of ASU 2016-02 by the Company did not have a material effect on its consolidated financial statements.

In January 2018, the FASB issued ASU 2019-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits but does not require the reclassification to retained earnings of certain tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income. ASU 2018-02 may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act is recognized or may be applied in the period of adoption. ASU 2018-02 was effective for the Company on May 1, 2019. The Company opted not to reclassify items from other comprehensive income to retained earnings, as was permitted by ASU 2018-02; therefore, the adoption of ASU 2018-02 had no impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 addresses several aspects of the accounting for nonemployee share-based payment transactions, including share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for the Company on May 1, 2019. The adoption of ASU 2018-07 by the Company had no impact on its consolidated financial statements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 will be effective for the Company’s fiscal year beginning May 1, 2020. The Company is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for companies with defined benefit retirement plans. ASU 2018-14 will be effective for the Company’s fiscal year beginning May 1, 2020. The Company is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

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

Prior to April 26, 2019, the Company was engaged in the fulfillment services business operated by Palm Coast Data LLC (“PCD”) and its affiliates. The fulfillment services business performed fulfillment and contact center services for publications, membership organizations, government agencies and other direct marketers.

On April 26, 2019, Palm Coast Data Holdco, Inc. (“Seller”), a subsidiary of the Company, entered into a membership interest purchase agreement (the “Membership Purchase Agreement”) with Studio Membership Services, LLC (“Buyer”). The closing of the transactions contemplated by the Membership Purchase Agreement occurred on April 26, 2019 (the “Closing Date”). Pursuant to the Membership Purchase Agreement, Buyer acquired the Company’s fulfillment services business through the purchase from Seller of all of the membership interests (the “Membership Interests”) of PCD (which owned all of the membership interests of FulCircle Media, LLC) and Media Data Resources, LLC (PCD, FulCircle Media, LLC and Media Data Resources, LLC are collectively referred to herein as the “Target Group”). The purchase price for the Membership Interests was $1,000,000, which was paid by Buyer to Seller on the Closing Date. Buyer and Seller provided customary indemnifications under the Membership Purchase Agreement and provided each other with customary representations, warranties and covenants.

In connection with the Membership Purchase Agreement, PCD entered into a triple net lease agreement, dated as of April 26, 2019 (the “2 Commerce Lease Agreement”), with Two Commerce LLC (“TC”), pursuant to which PCD leased from TC a 61,000 square foot facility located at 2 Commerce Boulevard, Palm Coast, Florida (the “2 Commerce Property”) and a triple net lease agreement, dated as of April 26, 2019 (the “11 Commerce Lease Agreement”), with Commerce Blvd Holdings, LLC (“CBH”), pursuant to which PCD leased from CBH a 143,000 square foot facility located at 11 Commerce Boulevard, Palm Coast, Florida (the “11 Commerce Property”). TC and CBH are subsidiaries of the Company. The term of each lease agreement was originally 10 years. The aggregate annual rent, payable in equal monthly installments in each of the applicable years, subject to a waiver of the payment of rent attributable to the month of May 2019, of the lease agreements was originally Year 1: $1,900,000, Year 2: $1,941,500, Year 3: $1,985,328, Year 4: $2,041,564, Year 5: $2,105,294, Year 6: $2,181,604, Year 7: $2,260,585, Year 8: $2,342,331, Year 9: $2,426,937 and Year 10: $2,514,505.

In connection with the transactions contemplated by the Membership Purchase Agreement, the Company (not including the Target Group) retained their obligations under the Company’s defined benefit pension plan following the Closing Date. The transactions contemplated by the Membership Purchase Agreement and the associated workforce reduction with respect to the Company resulted in the acceleration of the funding of $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan pursuant to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder. The Company notified the Pension Benefit Guaranty Corporation of the transactions contemplated by the Membership Purchase Agreement and, as permitted by ERISA, made an election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021. During 2020, the Company made voluntary contributions to the pension plan of $3,600,000, which eliminated any requirement for the Company to further satisfy the $5,194,000 of accelerated accrued pension-related obligations to the pension plan.

The gain before income taxes recorded in 2019 on the sale of the Company’s fulfillment services business was $2,506,000 and consisted of the following:

•	closing consideration of $1,000,000 in cash; plus

•	deferred purchase price of $5,636,000 based on the present value of the portion of the lease rates in the lease agreements that exceeded estimated market rates. The deferred purchase price was included in Other assets in the accompanying consolidated balance sheet as of April 30, 2019 (see Note 6) and was being amortized as payments from the tenant were received over the term of the lease agreements. During 2020, the Company recognized a non-cash impairment charge of the remaining deferred purchase price; minus

•	the net book value of the Membership Interests of $3,939,000; minus

•	transaction costs of $191,000.

The following table provides a reconciliation for 2019 of the carrying amounts of components of pretax income of the discontinued operations to the amounts reported in the accompanying consolidated statements of operations (in thousands):

April 30, 2019
Components of pretax income from discontinued operations:
Revenues	$26,847
Operating expenses	(23,813)
General and administrative expenses	(1,281)
Interest expense	(2)
Gain on sale of the fulfillment services business	2,506
Income from discontinued operations before income taxes	4,257
Provision for income taxes	(265)
Income from discontinued operations	$3,992

PCD did not pay the required rent under the 2 Commerce Lease Agreement or 11 Commerce Lease Agreement from December 2019 through May 2020. In December 2019, each of TC and CBH filed a complaint in the Circuit Court of the Seventh Judicial District in and for Flagler County, Florida against PCD and the guarantors under the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement for failure to pay amounts due under the leases. Each complaint included claims for damages and for the eviction of PCD from the 2 Commerce Property and the 11 Commerce Property. In connection with such lawsuits, PCD and the guarantors raised certain claims against the Company and certain of its subsidiaries, including with respect to the Membership Purchase Agreement, the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement.

In February 2020, Seller, Buyer and PCD entered into a first settlement agreement (the “First Settlement Agreement”) pursuant to which Seller, Buyer and PCD agreed to settle their outstanding claims. In connection with the First Settlement Agreement, PCD paid Seller $625,000. Following PCD’s breach of the First Settlement Agreement, Seller, TC, CBH, Buyer, PCD and certain affiliates of Buyer entered into a second settlement agreement in May 2020 pursuant to which the parties agreed to settle their outstanding claims in accordance with the following terms: PCD paid Seller $650,000; the parties released the claims between the parties; and the 2 Commerce Lease Agreement and the 11 Commerce Lease Agreement were amended as follows: the expiration of the term of each lease was amended to August 15, 2020, PCD provided the landlords a cash deposit of $260,000 to secure PCD’s obligations under the leases and PCD paid rent in the amount of $350,000 for the rental period from May 18, 2020 through August 15, 2020. During 2020, the Company recorded non-cash impairment charges on other assets of $5,046,000, which amount represented the remaining present value of expected lease payments under the 2 Commerce Lease Agreement and 11 Commerce Lease Agreement deemed to be consideration for the sale of the Company’s fulfillment services business offset by the receipt of $625,000 pursuant to the First Settlement Agreement.

(3)	RESTRICTED CASH:

The Company had no restricted cash at April 30, 2020 and $969,000 at April 30, 2019. As of April 30, 2019, the Company was subject to two subdivision improvement agreements with the City of Rio Rancho, New Mexico. In connection with these agreements, the Company had signed a promissory note for each subdivision and deposited restricted cash in a reserve bank account for each subdivision. During 2020, the Company completed its obligations under the two subdivision improvement agreements, the applicable promissory notes were cancelled and the related restricted cash was returned to the Company’s general cash.

The following provides a reconciliation of the Company’s cash and cash equivalents and restricted cash as reported in the consolidated balance sheets to the amount reported in the statement of cash flows (in thousands):

	April 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$17,502	$13,267
Restricted cash	-	969
Total cash, cash equivalents and restricted cash	$17,502	$14,236

(4)	REAL ESTATE INVENTORY:

Real estate inventory consists of land and improvements held for sale or development. A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region. In addition, approximately 97% of 2020 land sales were made to four customers. There were no outstanding receivables from these four customers at April 30, 2020.

Capitalized amounts of interest and loan costs and real estate taxes included in real estate inventory were:

	Interest and Loan Costs	Real Estate Taxes
	(in thousands)
Balance, May 1, 2018	$4,029	$1,736
Additional Amounts Capitalized in 2019	115	31
Capitalized Amounts Charged to Real Estate Cost of Sales in 2019	(1)	(11)
Balance, April 30, 2019	4,143	1,756
Additional Amounts Capitalized in 2020	182	78
Capitalized Amounts Charged to Real Estate Cost of Sales in 2020	(4)	(14)
Balance, April 30, 2020	$4,321	$1,820

(5)	INVESTMENT ASSETS:

Investment assets consist of:

	April 30,
	2020	2019
	(in thousands)
Land held for long-term investment	$9,751	$9,706
Construction in progress	2,320	-

Warehouse and office facilities	13,096	13,527
Less accumulated depreciation	(6,523)	(6,006)
	6,573	7,521
	$18,644	$17,227

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2020, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment. Construction in process relates primarily to construction costs of a single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico. Refer to Note 8 for detail about financing of these construction costs.

The warehouse and office facilities are located in Palm Coast, Florida, aggregate 204,000 square feet and are leased to a third party with a lease term scheduled to expire in August 2020 (see Note 2). Depreciation associated with the warehouse and office facilities of $517,000 and $516,000 was charged to operations in 2020 and 2019.

(6)	OTHER ASSETS:

Other assets consist of:

	April 30,
	2020	2019
	(in thousands)
Deferred purchase price (see Note 2)	$-	$5,636
Prepaid expenses and other, net	934	839
	$934	$6,475

In connection with the transactions contemplated by the Membership Purchase Agreement, 2 Commerce Lease Agreement and 11 Commerce Lease Agreement described in Note 2, Other assets in 2019 included deferred purchase price of $5,636,000 based on the present value of the portion of the lease rates in the lease agreements that exceeded estimated market rates, and was being amortized as payments from the tenant were received over the term of the lease agreements. During 2020, the Company recognized a non-cash impairment charge of the remaining deferred purchase price (see Note 2).

Prepaid expenses and other, net includes property and equipment for which there was depreciation expense of $20,000 and $17,000 in 2020 and 2019. Right-of-use assets associated with the leases of the Plymouth Meeting, Pennsylvania and Rio Rancho, New Mexico office facilities were $109,000 as of April 30, 2020, net of $104,000 of amortized lease cost during 2020.

(7)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of:

	April 30,
	2020	2019
	(in thousands)
Real estate operations
Accrued expenses	$518	$491
Trade payables	1,146	652
Real Estate customer deposits	1,117	1,198
Other	-	18
	2,781	2,359
Corporate operations	344	605
	$3,125	$2,964

(8)	NOTES PAYABLE:

Notes payable, net consist of:

	April 30,
	2020	2019
	(in thousands)
Real estate notes payable	$3,894	$1,384
Unamortized debt issuance costs	(4)	(65)
	$3,890	$1,319

Given below is a description of outstanding financing facilities as of April 30, 2020:

•	Lomas Encantadas Subdivision.

o	In 2020, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements.

▪	Available Principal: BOKF agreed to lend up to $2,475,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

▪	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $1,576,000 as of April 30, 2020 and LEDC made principal repayments of $675,000 during 2020. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $900,000 on or before March 17, 2021, $300,000 on or before June 17, 2021, $300,000 on or before September 17, 2021, $262,500 on or before December 17, 2021, $525,000 on or before March 17, 2022 and $187,500 on or before June 17, 2022. The outstanding principal amount of the loan may be prepaid at any time without penalty.

▪	Maturity Date: The loan is scheduled to mature in June 2022.

▪	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly. The interest rate on the loan at April 30, 2020 was 4.0%.

▪	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $37,500.

LEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. At April 30, 2020, both LEDC and ASW were in compliance with the financial covenants contained in the loan. The total book value of the property within the Lomas Encantadas subdivision mortgaged to BOKF under this loan was $3,027,000 as of April 30, 2020. The Company capitalized interest and fees related to this loan of $47,000 in 2020.

•	Hawk Site Subdivision. In 2020, Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Sandia Laboratory Federal Credit Union (“SLFCU”). The Business Loan Agreement is evidenced by a Promissory Note, and is secured by a Line of Credit Mortgage, between MHEDC and SLFCU, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by ASW in favor of SLFCU, ASW guaranteed MHEDC’s obligations under each of the above agreements.

o	Available Principal: SLFCU agreed to lend up to $3,000,000 to MHEDC on a revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. The maximum principal available under the loan will be limited to 75% of the bulk discounted value of the lots to be developed with the loan proceeds.

o	Outstanding Principal Amount: The outstanding principal amount of the loan was $41,000 as of April 30, 2020 and MHEDC did not make any principal repayments during 2020.

o	Maturity Date: The loan is scheduled to mature on August 1, 2022.

o	Interest Payments: Interest on the outstanding principal amount of the loan is payable monthly at the fixed annual rate of 4.5%.

o	Principal Payments: SLFCU is required to release the lien of its mortgage on any lot upon MHEDC making a principal payment equal to $52,000 per lot. On the maturity date, MHEDC will be required to make a final payment of all outstanding principal and accrued and unpaid interest. The outstanding principal amount of the loan may be prepaid at any time without penalty.

MHEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: MHEDC’s failure to make principal, interest or other payments when due; the failure of MHEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of MHEDC or ASW being false; the insolvency or bankruptcy of MHEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $29 million. Upon the occurrence and during the continuance of an event of default, SLFCU may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. MHEDC incurred certain customary costs and expenses and paid certain fees to SLFCU in connection with the loan. At April 30, 2020, both MHEDC and ASW were in compliance with the financial covenants contained in the loan. The total book value of the property within the Hawk Site subdivision mortgaged to SLFCU under this loan was $964,000 as of April 30, 2020. The Company capitalized interest and fees related to this loan of $42,000 in 2020.

•	Las Fuentes at Panorama Village Subdivision. In 2020, Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company, entered into a Loan Agreement with BOKF. The Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LFV and BOKF, with respect to the construction of an approximately 14,000 square foot, single tenant retail building on an approximately 1.3 acre property owned by LFV in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico (the “LFV Mortgaged Property”). Pursuant to a Limited Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed LFV’s obligations under each of the above agreements.

o	Available Principal: BOKF agreed to lend up to $2,750,000 to LFV on a non-revolving line of credit basis to partially fund the construction of the single tenant retail building on the LFV Mortgaged Property.

o	Outstanding Principal Amount: The outstanding principal amount of the loan was $1,979,000 as of April 30, 2020 and LFV did not make any principal repayments during 2020.

o	Maturity Date: The loan is scheduled to mature on January 10, 2027.

o	Interest and Principal Payments:

▪	During the period beginning on January 10, 2020 and ending on January 10, 2021, interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 2.9%, adjusted monthly. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan. The interest rate on the loan at April 30, 2020 was 3.9%.

▪	Beginning January 11, 2021, the interest rate with respect to the outstanding principal amount of the loan will be one of the following interest rates to be selected by LFV:

•	six-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of seven years, plus a spread of 2.29%. The outstanding principal amount of the loan may be prepaid with a penalty while this interest rate is applicable to the loan.

•	six-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of seven years, plus a spread of 3.21%. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

•	three-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of three years, plus a spread of 2.33%. The outstanding principal amount of the loan may be prepaid with a penalty while this interest rate is applicable to the loan.

•	three-year fixed rate of interest equal to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of three years, plus a spread of 3.0%. The outstanding principal amount of the loan may be prepaid without penalty while this interest rate is applicable to the loan.

▪	Beginning January 11, 2021, LFV will be required to make payments of principal and interest at the applicable interest rate on a monthly basis calculated based on a 25-year amortization. On the maturity date, LFV will be required to make a final payment of all outstanding principal and accrued and unpaid interest and any other unpaid sums.

LFV and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LFV’s failure to make principal, interest or other payments when due; the failure of LFV or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LFV or ASW being false; the insolvency or bankruptcy of LFV or ASW; and the failure of LFV to complete construction of the single tenant retail building on the LFV Mortgaged Property by January 10, 2021. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LFV incurred certain customary costs and expenses and paid certain fees to BOKF in connection with the loan. At April 30, 2020, both LFV and ASW were in compliance with the financial covenants contained in the loan. The total book value of the LFV Mortgaged Property was $2,487,000 as of April 30, 2020. The Company capitalized interest related to this loan of $7,000 in 2020.

•	SBA Paycheck Protection Program. In 2020, the Company received a loan from BOKF pursuant to the Paycheck Protection Program loan program administered by the U.S. Small Business Administration. The loan is evidenced by a note and is unsecured.

o	Outstanding Principal Amount: The Company received $298,000 pursuant to the loan.

o	Maturity Date: The loan is scheduled to mature on April 14, 2022.

o	Interest and Principal Payments: Interest on the outstanding principal amount of the loan accrues at the fixed annual rate of 1.0% beginning on the issuance date of the loan. Beginning in November 2020, the Company will be required to make payments of principal and interest on a monthly basis calculated based on an 18-month amortization. On the maturity date, the Company will be required to make a final payment of all outstanding principal and accrued and unpaid interest and any other unpaid sums. The outstanding principal amount of the loan may be prepaid at any time without penalty.

o	Loan Forgiveness: In accordance with the provisions of the Paycheck Protection Program loan program, the Company may apply for forgiveness of that part of the loan which was used during the 24 weeks from the receipt of the loan funds to pay eligible payroll costs, interest on a mortgage obligation incurred before February 2020, rent obligations under leases dated before February 2020 and utility obligations under services agreements dated before February 2020; provided that at least 75% of the forgivable amount was used for payroll costs.

The Company made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: the Company’s failure to make principal, interest, tax or other payments when due; the failure of the Company to observe or perform its covenants under the loan documentation; the representations and warranties of the Company being false; the insolvency or bankruptcy of the Company; the default by the Company on any other loan with BOKF or another creditor; and the Company having an adverse change in financial condition or business operations. Upon the occurrence an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable.

Refer to Note 17 for additional financing facilities entered into after April 30, 2020.

Given below is a description of financing facilities that were outstanding during 2019 or 2020 that have expired or terminated prior to April 30, 2020:

•	Lomas Encantadas Subdivision. In 2018, LEDC entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements.

o	Initial Available Principal: BOKF agreed to lend up to $4,750,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

o	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $181,000 as of April 30, 2019. LEDC made principal repayments of $894,000 during 2020 and $3,234,000 during 2019. In 2020, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

o	Maturity Date: The loan was scheduled to mature in December 2021.

o	Interest Rate: Interest on the outstanding principal amount of the loan was payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly.

o	Capitalized Interest: The Company capitalized interest and fees related to this loan of $27,000 in 2020 and $82,000 in 2019.

•	Hawk Site Subdivision. In 2019, Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Main Bank. The loan under the Business Loan Agreement was evidenced by a Promissory Note and was secured by a Mortgage, between HDC and Main Bank with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by ASW in favor of Main Bank, ASW guaranteed HDC’s obligations under each of the above agreements.

o	Initial Available Principal: Main Bank agreed to lend up to $1,800,000 to HDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision.

o	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $1,203,000 as of April 30, 2019. HDC made principal repayments of $1,593,000 during 2020 and $390,000 during 2019. In 2020, the outstanding principal amount of the loan was fully repaid and the loan was terminated.

o	Maturity Date: The loan was scheduled to mature in July 2021.

o	Interest Rate: Interest on the outstanding principal amount of the loan was payable monthly at the annual rate equal to the Wall Street Journal Prime Rate plus a spread of 2.38%, adjusted annually.

o	Capitalized Interest: The Company capitalized interest and fees related to this loan of $59,000 in 2020 and $33,000 in 2019.

The following table summarizes the scheduled principal repayments subsequent to April 30, 2020:

Scheduled Payments
Fiscal Year	(in thousands)
2021	$3,036
2022	817
2023	41
2024	-
2025	-
Thereafter	-
Total	$3,894

(9)       OTHER REVENUES:

Other revenues consist of:

	Year Ended April 30,
	2020	2019
	(in thousands)
Oil & gas royalty	$608	$-
Private infrastructure reimbursement covenants	324	-
Public improvement district reimbursements	113	-
Other revenue	301	441
	$1,346	$441

Other revenues includes the recognition of deferred revenue related to royalties received during 2020 from oil and gas production for the period March 2019 through April 2020 by a third party lessee with respect to the Company’s mineral rights in Brighton, Colorado, private infrastructure reimbursement covenants, public improvement district reimbursements, forfeited deposits from customers, non-refundable option payments earned by the Company, amortization of deferred revenue and miscellaneous other income items.

The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico leased to a third party for a term ending in September 2020 and for as long thereafter as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. If the lessee or any of its affiliates provides any consideration to obtain, enter into, option, extend or renew an interest in any minerals or mineral rights within Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico at any time from September 2017 through September 2020, lessee is required to pay the Company an amount equal to the amount of such consideration paid per acre multiplied by 55,000. The lessee is required to assign, or to cause their affiliate to assign, to the Company an overriding royalty interest of 1% with respect to the proceeds derived from any minerals or minerals rights presently or hereinafter owned by, leased by, optioned by or otherwise subject to the control of lessee or any of its affiliates in any part of Sandoval County, Bernalillo County, Santa Fe County or Valencia County in New Mexico. As partial consideration for entering into the lease, the Company received $1,010,000 in fiscal year 2015, of which $76,000 was recorded as revenue in 2019. The Company did not record any revenue in 2020 related to the lease. No drilling has commenced with respect to this property.

The Company owns certain minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado leased to a third party for as long as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. The lessee has pooled approximately 1,240 acres of minerals and mineral rights, including the Company’s minerals and mineral rights, for purposes of drilling and extraction. After applying the ownership and royalty percentages of the pooled minerals and mineral rights, the lessee is required to pay the Company a royalty on oil and gas produced from the pooled property of 1.42% of the proceeds received by the lessee from the sale of such oil and gas, and such royalty will be charged with 1.42% of certain post-production costs associated with such oil and gas. The lessee commenced drilling with respect to the pooled property in 2019, with initial royalty payments made in 2020. The Company received $608,000 of royalties with respect to the pooled property during 2020 from oil and gas production for the period March 2019 through April 2020. No royalties with respect to the pooled property were received during 2019.

A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills/Commerce Center subdivision are subject to a public improvement district. The public improvement district reimburses the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district. During 2020, the Company collected $113,000 of reimbursements from the public improvement district. The Company may accept discounted prepayments of amounts due under the public improvement district.

The Company instituted private infrastructure reimbursement covenants on a portion of the property in Hawk Site. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing a special levy on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the public improvement district. During 2020, the Company collected $324,000 in connection with these private infrastructure reimbursement covenants.

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There were no transfers between Levels 1, 2 or 3 during 2020 or 2019.

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

(11)       BENEFIT PLANS:

Pension plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded at April 30, 2020 by $5,014,000, with $18,260,000 of assets and $23,274,000 of liabilities and was underfunded at April 30, 2019 by $6,401,000, with $23,903,000 of assets and $30,304,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 2.29% per year at April 30, 2020 and 3.54% per year at April 30, 2019, which are based on the FTSE Pension Discount Curve as of such dates as it corresponds to the projected liability requirements of the pension plan.

The closing of certain Company facilities in fiscal year 2011 and the associated workforce reduction resulted in the Pension Benefit Guaranty Corporation requiring the Company to accelerate the funding of $11,688,000 of accrued pension-related obligations to the Company’s defined benefit pension plan pursuant to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the regulations thereunder. The Company entered into a settlement agreement with the Pension Benefit Guaranty Corporation in fiscal year 2014 with respect to such liability. The settlement agreement with the Pension Benefit Guaranty Corporation terminated by its terms in 2019 with the Pension Benefit Guaranty Corporation being deemed to have released and discharged the Company and all other members of its controlled group from any claims under the settlement agreement or with respect to such liability.

In connection with the transactions contemplated by the Membership Purchase Agreement described in Note 2, the Company (not including the Target Group) retained their obligations under the Company’s defined benefit pension plan following the Closing Date. The transactions contemplated by the Membership Purchase Agreement and the associated workforce reduction with respect to the Company resulted in the acceleration of the funding of $5,194,000 of accrued pension-related obligations to the Company’s defined benefit pension plan pursuant to ERISA. The Company notified the Pension Benefit Guaranty Corporation of the transactions contemplated by the Membership Purchase Agreement and, as permitted by ERISA, made an election to satisfy this accelerated funding obligation over a period of seven years beginning in fiscal year 2021. During 2020, the Company made voluntary contributions to the pension plan of $3,600,000, which eliminated any requirement for the Company to further satisfy the $5,194,000 of accelerated accrued pension-related obligations to the pension plan.

The Company recognized a non-cash pre-tax pension settlement charge of $2,929,000 in 2020. This charge resulted from the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to 309 former employees. There were no such charges in 2019.

Pension assets and liabilities are measured at fair value (measured in accordance with the guidance described in Note 10) and are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). There were no impairments resulting in a change in fair value during 2020 and 2019.

Net periodic pension cost for 2020 and 2019 was comprised of the following components (in thousands):

	Year Ended April 30,
	2020	2019
Interest cost on projected benefit obligation	$716	$1,183
Expected return on assets	(1,591)	(1,854)
Plan expenses	410	415
Recognized net actuarial loss	563	905
Settlement loss	2,929	-
Net periodic pension cost	$3,027	$649

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over fiscal year 2021 are $529,000, $0 and $0. Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2020	2019
Discount rate used to determine net periodic pension cost	3.54%	3.82%
Discount rate used to determine pension benefit obligation	2.29%	3.54%
Expected long-term rate of return on assets used for pension cost	7.75%	8.00%

The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$30,304	$32,423
Interest cost	716	1,183
Actuarial loss (gain)	1,550	(966)
Benefits paid	(2,050)	(2,336)
Settlement paid	(7,246)	-
Benefit obligation at end of year	$23,274	$30,304
Change in plan assets:
Fair value of plan assets at beginning of year	$23,903	$23,372
Actual return on plan assets	393	1,277
Company contributions	3,600	2,000
Benefits paid	(2,050)	(2,336)
Settlement paid	(7,246)	-
Plan expenses	(340)	(410)
Fair value of plan assets at end of year	$18,260	$23,903

Underfunded status	$(5,014)	$(6,401)
Recognition of underfunded status:
Accrued pension cost	$(5,014)	$(6,401)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheets. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2020	2019
Pretax accumulated comprehensive loss	$11,082	$11,896

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2020 and 2019 (in thousands):

	Pension Benefits
	Pretax	Net of Tax
Accumulated comprehensive loss, May 1, 2018	$13,184	$7,934
Net actuarial gain	(383)	(274)
Amortization of net loss	(905)	(629)
Accumulated comprehensive loss, April 30, 2019	11,896	7,031
Net actuarial loss (gain)	2,678	1,868
Recognized settlement gain	(2,929)	(2,049)
Amortization of net loss	(563)	(383)
Accumulated comprehensive loss, April 30, 2020	$11,082	$6,467

The Company recorded, net of tax, other comprehensive income of $564,000, including the pension settlement, net of tax, of $2,049,000 and $903,000 in 2020 and 2019 to account for the net effect of changes to the unfunded portion of pension liability.

The asset allocation for the pension plan by asset category was as follows:

	April 30,
	2020	2019
Equity securities	27%	52%
Fixed income securities	59	45
Other (principally cash and cash equivalents)	14	3
Total	100%	100%

The investment mix between equity securities and fixed income securities seeks to achieve a desired return by balancing equity securities and fixed-income securities. Pension plan assets are invested in portfolios of diversified public-market equity securities and fixed income securities. The pension plan holds no securities of the Company. Investment allocations are made across a range of markets, industry sectors, market capitalization sizes and, in the case of fixed income securities, maturities and credit quality.

The expected return on assets for the pension plan is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the pension plan is invested, as well as current economic and market conditions. For 2020, the Company used a 7.75% assumed rate of return for purposes of the expected return rate on assets for the development of net periodic pension costs for the pension plan. For years following 2020, the assumed rate of return for purposes of the expected return rate on assets is anticipated to be 7.75%.

The Company funds the pension plan in compliance with IRS funding requirements. The Company made voluntary contributions to the pension plan of $3,600,000 in 2020 and $2,000,000 in 2019. The Company is required to make minimum contributions to the pension plan; however, no minimum contributions are expected to be required during fiscal year 2021.

The amount of future annual benefit payments to pension plan participants payable from plan assets is expected to be as follows: 2021 - $2,506,000, 2022 - $1,769,000, 2023 - $1,710,000, 2024 - $1,637,000 and 2025 - $1,576,000 and an aggregate of $7,003,000 is expected to be paid in the fiscal five-year period 2026 through 2030.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2020 and 2019 (in thousands):

2020:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,655	$2,655	$-	$-
Investments at fair value:
Equity securities	4,880	4,880	-	-
Fixed income securities	10,725	-	10,725	-
Total assets at fair value	$18,260	$7,535	$10,725	$-

2019:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$631	$631	$-	$-
Investments at fair value:
Equity securities	12,473	12,473	-	-
Fixed income securities	10,799	-	10,799	-
Total assets at fair value	$23,903	$13,104	$10,799	$-

Simple IRA

In 2020, the Company established a Simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Under the Simple IRA plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. The Company’s employer contribution was $14,000 for 2020.

Equity compensation plans

The AMREP Corporation 2006 Equity Compensation Plan (the “2006 Equity Plan”) authorized stock-based awards of various kinds to non-employee directors and employees. The 2006 Equity Plan expired by its terms during fiscal year 2017 without affecting any existing awards under the 2006 Equity Plan, and no further awards may be granted under the 2006 Equity Plan. There were no awards issued under the 2006 Equity Plan that had not vested as of April 30, 2020.

The AMREP Corporation 2016 Equity Compensation Plan (the “2016 Equity Plan”) authorizes stock-based awards of various kinds to non-employee directors and employees covering up to a total of 500,000 shares of common stock of the Company. The 2016 Equity Plan will expire by its terms on, and no award will be granted under the 2016 Equity Plan on or after, September 19, 2026. As of April 30, 2020, the Company had 391,619 shares of common stock of the Company available for issuance under the 2016 Equity Plan.

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

The summary of the 2019 and 2020 restricted share award activity presented below represents the maximum number of shares issued to employees that could be vested:

Restricted share awards	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2018	34,750	$6.35
Granted during 2019	29,200	7.05
Vested during 2019	(21,283)	6.25
Forfeited during 2019	-	-
Non-vested at April 30, 2019	42,667	6.87

Granted during 2020	9,000	6.35
Vested during 2020	(14,833)	6.59
Forfeited during 2020	(4,000)	6.76
Non-vested at April 30, 2020	32,834	$6.86

For 2020 and 2019, the Company recognized $113,000 and $151,000 of compensation expense related to shares of restricted common stock issued to employees under the equity plans. As of April 30, 2020, there was $49,000 of total unrecognized compensation expense related to shares of common stock issued to employees under the equity plans, which will be recognized over the weighted-average remaining vesting period of one year.

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

Each deferred common share unit represents the right to receive one share of Common Stock within 30 days after the first day of the month to follow such director’s termination of service as a director of the Company. Director compensation expense is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year. The total non-cash director fee compensation related to the issued deferred common share units was $100,000 and $80,000 for 2020 and 2019. At April 30, 2020 and 2019, there was $33,000 and $27,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of the following fiscal year.

(12)       INCOME TAXES:

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2020	2019
Current:
Federal	$(36)	$(414)
State and local	112	5
	76	(409)
Deferred:
Federal	(1,597)	(193)
State and local	(201)	(106)
	(1,798)	(299)
Total benefit for income taxes	$(1,722)	$(708)

The components of the net deferred income taxes are as follows (in thousands):

	April 30,
	2020	2019
Deferred income tax assets:
State tax loss carryforwards	$4,622	$4,287
U.S. federal NOL carryforward	3,746	2,079
Accrued pension costs	1,258	1,608
Vacation accrual	52	12
Real estate basis differences	4,096	3,725
Other	194	117
Total deferred income tax assets	13,968	11,828
Deferred income tax liabilities:
Depreciable assets	(1,341)	(1,138)
Deferred gains on investment assets	(2,277)	(2,110)
Other	-	(36)
Total deferred income tax liabilities	(3,618)	(3,284)
Valuation allowance for realization of certain deferred income tax assets	(4,270)	(4,008)
Net deferred income tax asset	$6,080	$4,536

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates primarily to deferred tax assets, including net operating loss carryforwards, in states where the Company either has no current operations or its operations are not considered likely to realize the deferred tax assets due to the amount of the applicable state net operating loss or its expected expiration date. The $262,000 increase in the valuation allowance in 2020 is related to the increase in state net operating losses that are not expected to be realizable.

The Company has federal net operating loss carryforwards of $17,838,000, of which $147,000 will expire beginning in 2038 and the remaining amount does not have an expiration. In addition, the Company has state net operating loss carryforwards of $118,209,000 that expire beginning in fiscal year ending April 30, 2021.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision (in thousands):

	Year Ended April 30,
	2020	2019
Computed tax benefit at statutory rate	$(1,603)	$(666)
Increase (reduction) in tax resulting from:
Deferred tax rate changes	163	(137)
Change in valuation allowances	262	773
State income taxes, net of federal income tax effect	(481)	(869)
Meals and entertainment	-	13
Permanent items	1	-
Other	(64)	178
Actual tax provision	$(1,722)	$(708)

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is not currently under examination by any tax authorities with respect to its income tax returns. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2016 are no longer subject to examination due to the expiration of the applicable statutes of limitations.

ASC 740 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The following table summarizes the beginning and ending gross amount of unrecognized tax benefits:

	2020	2019
	(in thousands)
Gross unrecognized tax benefits at beginning of year	$-	$58
Gross increases:
Additions based on tax positions related to current year	-	-
Additions based on tax positions of prior years	-	-
Gross decreases:
Reductions based on tax positions of prior years	-	-
Reductions based on the lapse of the applicable statute of limitations	-	(58)
Gross unrecognized tax benefits at end of year	$-	$-

As a result of the lapse of the statute of limitations, the Company’s total tax effect of gross unrecognized tax benefits in the accompanying financial statements of $58,000 at April 30, 2018 was recognized during 2019.

The Company has elected to include interest and penalties in its income tax expense. The Company had no accrued interest or penalties at April 30, 2020 and 2019.

(13)       INTEREST INCOME, NET:

Interest income, net consists of:

	Year Ended April 30,
	2020	2019
	(in thousands)
Interest income on savings	$137	$70
Interest income on notes	6	7
Interest income on deferred purchase price	191	-
Interest expense	-	(25)
	$334	$52

(14)       LEASE COMMITMENTS:

The Company leases offices and office equipment in Pennsylvania and New Mexico. The leases are generally non-cancelable operating leases with an initial term of two to five years. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

At April 30, 2020, right-of-use assets and lease liabilities were $109,000 and $113,000. For the year ended April 30, 2020, the total operating lease expense was $113,000. Remaining lease payments subsequent to April 30, 2020 are as follows:

Fiscal Year	Payments (in thousands)
2021	$92
2022	25
Total lease payments	117
Less: Imputed interest	4
Present value of lease liabilities	$113

For 2020, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 1.2 years and 5.50%. The lease contracts for the Company generally do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

(15)       OTHER COMMITMENTS AND CONTINGENCIES:

Pursuant to a support agreement, the Company agreed through May 2023 to pay up to $250,000 to the Smithsonian Institution if PCD fails to provide certain required services to the Smithsonian Institution.  The parent company of PCD has guaranteed the payment of this amount to the Company.

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders, which have impacted and restricted various aspects of the Company’s operations. While the Company cannot reasonably estimate the length or severity of this pandemic or if there will be additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which the Company operates, an extended economic slowdown could materially impact the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal year 2021 or beyond.

(16)       LITIGATION:

Refer to Note 2 for a description of litigation involving PCD. The Company is involved in various pending or threatened claims and legal actions arising in the ordinary course of business. While the ultimate results of these matters cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

(17)       SUBSEQUENT EVENTS:

Settlement of Litigation. Refer to Note 2 for a description of litigation involving PCD and a settlement agreement entered in May 2020.

Financing Facility. In June 2020, Lavender Fields, LLC (“LF”), a subsidiary of the Company, acquired approximately 28 acres in Bernalillo County, New Mexico comprising the Meso AM subdivision, which is planned for 82 residential lots.

•	Acquisition Financing. The acquisition included $1,838,000 of deferred purchase price, of which $919,000 is payable on or before June 2021 and $919,000 is payable on or before June 2022. The deferred purchase price is evidenced by a non-interest bearing Promissory Note and is secured by a Mortgage, Security Agreement and Fixture Filing with respect to the acquired property. The lien of the mortgage on any portion of the property will be released as to such property upon payment of that percentage of the then unpaid principal balance of the Promissory Note equal to the number of acres of land within the property being released divided by the number of acres of land within the property then remaining encumbered by the mortgage (including the property being released). Any prepayment shall be credited toward the next payment due under the Promissory Note.

LF made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LF’s failure to make principal or other payments when due; the failure of LF to observe or perform their covenants under the loan documentation; and the representations and warranties of LF being false. Upon the occurrence and during the continuance of an event of default, the outstanding principal amount and all other obligations under the loan may be declared immediately due and payable.

•	Development Financing. In June 2020, LF entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LF and BOKF with respect to the acquired property. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW has guaranteed LF’s obligations under each of the above agreements.

o	Initial Available Principal: BOKF agrees to lend up to $3,750,000 to LF on a non-revolving line of credit basis to partially fund the development of the acquired property.

o	Repayments: LF is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $657,500 on or before March 19, 2022; $394,500 on or before June 19, 2022; $394,500 on or before September 19, 2022; $394,500 on or before December 19, 2022; $394,500 on or before March 19, 2023; $394,500 on or before June 19, 2023; $394,500 on or before September 19, 2023; $394,500 on or before December 19, 2023; and $331,000 on or before March 19, 2024. The outstanding principal amount of the loan may be prepaid at any time without penalty. On the maturity date, LF will be required to make a final payment of all outstanding principal and accrued and unpaid interest.

o	Maturity Date: The loan is scheduled to mature in June 2024.

o	Interest Payments: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%.

o	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon LF making a principal payment of $65,750.

LF and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LF’s failure to make principal, interest or other payments when due; the failure of LF or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LF or ASW being false; the insolvency or bankruptcy of LF or ASW; and the failure of ASW to maintain a tangible net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LF incurred certain customary costs and expenses and paid certain fees to BOKF in connection with the loan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of April 30, 2020 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant.”

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

(a)                      1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 24, 2020 – Marcum LLP

•	Consolidated Balance Sheets – April 30, 2020 and 2019

•	Consolidated Statements of Operations for the Years Ended April 30, 2020 and April 30, 2019

•	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended April 30, 2020 and April 30, 2019

•	Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2020 and April 30, 2019

•	Consolidated Statements of Cash Flows for the Years Ended April 30, 2020 and April 30, 2019

•	Notes to Consolidated Financial Statements

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

AMREP CORPORATION
(Registrant)

Dated: July 24, 2020
By: /s/ Adrienne M. Uleau
Adrienne M. Uleau
Vice President, Finance and Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher V. Vitale Christopher V. Vitale	President and Chief Executive Officer (Principal Executive Officer)	July 24, 2020
/s/ Adrienne M. Uleau Adrienne M. Uleau	Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)	July 24, 2020
/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 24, 2020
/s/ Theodore J. Gaasche Theodore J. Gaasche	Director	July 24, 2020
/s/ Robert E. Robotti Robert E. Robotti	Director	July 24, 2020
/s/ Albert V. Russo Albert V. Russo	Director	July 24, 2020

EXHIBIT INDEX
NUMBER		ITEM
3.1		Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)

3.2		By-laws, as amended. (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)

4.1	(b)	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1		Tolling and Forbearance Agreement, dated August 13, 2012, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 14, 2012)

10.2		Settlement Agreement, dated as of August 30, 2013, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 4, 2013)

10.3		First Amendment to Settlement Agreement, dated as of July 15, 2015, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2015)

10.4		Second Amendment to Settlement Agreement, dated as of February 2, 2016, between the Pension Benefit Guaranty Corporation and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 15, 2016)

10.5		Oil and Gas Lease and the Addendum thereto, each dated September 8, 2014, by and among AMREP Southwest Inc., Outer Rim Investments, Inc., Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2014)

10.6		Lease Extension Agreement, dated September 7, 2018, by and among Southwest Mineral Company, LLC, Thrust Energy, Inc. and Cebolla Roja, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed September 11, 2018)

10.7		Development Loan Agreement, dated as of December 18, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.8		Non-Revolving Line of Credit Promissory Note, dated December 18, 2017, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.9		Mortgage, Security Agreement and Financing Statement, dated as of November 16, 2017, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.10		Guaranty Agreement, dated as of December 18, 2017, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 20, 2017)

10.11		Business Loan Agreement, dated July 20, 2018, between Main Bank and Hawksite 27 Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 25, 2018)

10.12		Promissory Note, dated July 20, 2018, by Hawksite 27 Development Company, LLC in favor of Main Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed July 25, 2018)

10.13		Mortgage, dated July 20, 2018, between Main Bank and Hawksite 27 Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed July 25, 2018)

10.14		Commercial Guaranty, dated July 24, 2018, made by AMREP Southwest Inc. for the benefit of Main Bank. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed July 25, 2018)

10.15	Development Loan Agreement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.16	Non-Revolving Line of Credit Promissory Note, dated June 17, 2019, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.17	Mortgage, Security Agreement and Financing Statement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.18	Guaranty Agreement, dated as of June 17, 2019, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.19	Loan Agreement, dated as of January 10, 2020, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.20	Non-Revolving Line of Credit Promissory Note, dated January 10, 2020, by Las Fuentes Village II, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.21	Mortgage, Security Agreement and Financing Statement, dated as of October 11, 2019, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.22	Limited Guaranty Agreement, dated as of January 10, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.23	Business Loan Agreement, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.24	Promissory Note, dated February 3, 2020, by Mountain Hawk East Development Company LLC in favor of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.25	Line of Credit Mortgage, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.26	Commercial Guaranty, dated as of February 3, 2020, made by AMREP Southwest Inc. for the benefit of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.27	Membership Interest Purchase Agreement, dated as of April 26, 2019, between Studio Membership Services, LLC and Palm Coast Data Holdco, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 26, 2019)

10.28	Lease Agreement, dated as of April 26, 2019, made by Palm Coast Data LLC and Two Commerce LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 26, 2019)

10.29	Lease Agreement, dated as of April 26, 2019, made by Palm Coast Data LLC and Commerce Blvd Holdings, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 26, 2019)

10.30	Settlement Agreement, dated as of February 18, 2020, among Palm Coast Data Holdco, Inc., Studio Membership Services, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 18, 2020)

10.31	Settlement Agreement, dated as of May 18, 2020, among Palm Coast Data Holdco, Inc., Commerce Blvd Holdings LLC, Two Commerce LLC, Liam Lynch, Irish Studio LLC, Studio Membership Services, LLC, FulCircle Media, LLC, Media Data Resources, LLC, 11 Commerce Blvd Holdings, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 20, 2020)

10.32		Promissory Note, dated as of June 15, 2020, between MesoAM LLC and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.33		Mortgage, Security Agreement and Fixture Filing, dated as of June 15, 2020, by Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.34		Development Loan Agreement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.35		Non-Revolving Line of Credit Promissory Note, dated June 19, 2020, by Lavender Fields, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.36		Mortgage, Security Agreement and Financing Statement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.37		Guaranty Agreement, dated as of June 19, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.38	(a)	2006 Equity Compensation Plan. (Incorporated by reference to Appendix B to Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders forming a part of Registrant’s Definitive Schedule 14A filed August 14, 2006)

10.39	(a)	Form of Restricted Stock Award under the 2006 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2013)

10.40	(a)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.41	(a)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.42	(a)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.43	(a)	Change of Control Agreement, dated as of March 5, 2014, between Palm Coast Data LLC and Rory Burke. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 7, 2014)

21	(b)	Subsidiaries of Registrant.

23.1	(b)	Consent of Marcum LLP.

31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

(a) Management contract or compensatory plan or arrangement in which directors or officers participate.

(b) Filed herewith.

