Form 10-Q
period 2020-07-31
AMREP CORP.
filed 2020-09-09
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 4, 2020 – 8,130,057.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

ASSETS	July 31, 2020	April 30, 2020
	(Unaudited)
Cash and cash equivalents	$17,068	$17,502
Real estate inventory	57,216	53,449
Investment assets, net	18,798	18,644
Other assets	959	934
Taxes receivable, net	57	57
Deferred income taxes, net	5,893	6,080
TOTAL ASSETS	$99,991	$96,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$4,105	$3,125
Notes payable, net	5,496	3,890
Accrued pension costs	5,028	5,014
TOTAL LIABILITIES	14,629	12,029

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 8,367,154 at July 31, 2020 and 8,358,154 at April 30, 2020	837	836
Capital contributed in excess of par value	51,375	51,334
Retained earnings	43,742	43,149
Accumulated other comprehensive loss, net	(6,377)	(6,467)
Treasury stock, at cost – 225,250 shares at July 31, 2020 and April 30, 2020	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	85,362	84,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,991	$96,666

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three Months Ended July 31, 2020 and 2019

(Amounts in thousands, except per share amounts)

	2020	2019
REVENUES:
Real estate land sales	$3,487	$4,291
Rental income	350	341
Other	369	135
Total Revenues	4,206	4,767
COSTS AND EXPENSES:
Real estate land sales	2,679	3,655
Real estate operating expenses	677	559
General and administrative expenses:
Real estate operations	41	113
Corporate operations	726	894
Operating expenses	4,123	5,221
Operating income (loss)	83	(454)
Interest income, net	6	124
Other income	650	-
Income (loss) from operations before income taxes	739	(330)
Provision (benefit) for income taxes	146	(134)
Net income (loss)	$593	$(196)

Basic and diluted earnings (loss) per share	$0.07	$(0.02)
Weighted average number of common shares outstanding – basic	8,151	8,095
Weighted average number of common shares outstanding – diluted	8,182	8,095

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three Months Ended July 31, 2020 and 2019

(Amounts in thousands)

	2020	2019

Net income (loss)	$593	$(196)
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($42 in 2020 and $67 in 2019)	90	154
Other comprehensive income	90	154
Total comprehensive income (loss)	$683	$(42)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

3

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637
Issuance of restricted common stock	9	1	41	-	-	-	42
Net income				593			593
Other comprehensive income	-	-	-	-	90	-	90
Balance, July 31, 2020	8,367	$837	$51,375	$43,742	$(6,377)	$(4,215)	$85,362

Balance, May 1, 2019	8,353	$835	$51,205	$49,052	$(7,031)	$(4,215)	$89,846
Issuance of restricted common stock	9	1	56	-	-	-	57
Net loss				(196)			(196)
Other comprehensive income	-	-	-	-	154	-	154
Balance, July 31, 2019	8,362	$836	$51,261	$48,856	$(6,877)	$(4,215)	$89,861

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended July 31, 2020 and 2019

(Amounts in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$593	$(196)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	129	127
Amortization of debt issuance costs	3	65
Non-cash credits and charges:
Interest earned on deferred purchase price	-	(64)
Stock-based compensation	40	48
Deferred income tax provision (benefit)	187	(134)
Net periodic pension cost	87	186
Deferred Rent	-	(24)
Changes in assets and liabilities:
Real estate inventory and investment assets	(4,050)	2,255
Other assets	(29)	(104)
Accounts payable and accrued expenses	980	45
Total adjustments	(2,653)	2,400
Net cash (used in) provided by operating activities	(2,060)	2,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3)	(1)
Net cash used in investing activities	(3)	(1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	2,293	29
Principal debt payments	(637)	(572)
Payments for debt issuance costs	(27)	-
Net cash provided by (used in) financing activities	1,629	(543)

(Decrease) increase in cash, cash equivalents and restricted cash	(434)	1,660
Cash, cash equivalents and restricted cash, beginning of period	17,502	14,236
Cash, cash equivalents and restricted cash, end of period	$17,068	$15,896

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$30	$53
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$198

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2020 and 2019

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2021 and 2020 are to the fiscal years ending April 30, 2021 and 2020 and all references to the first quarters of 2021 and 2020 mean the fiscal three month periods ended July 31, 2020 and 2019.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2020, which was filed with the SEC on July 27, 2020 (the “2020 Form 10-K”). Certain 2020 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on net income (loss) or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2020 Form 10-K, except for those adopted as described below.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 was effective for the Company on May 1, 2020. The adoption of ASU 2018-13 by the Company did not have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for companies with defined benefit retirement plans. ASU 2018-14 was effective for the Company on May 1, 2020. The adoption of ASU 2018-14 by the Company did not have a material effect on its consolidated financial statements.

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

(2)        RESTRICTED CASH

The following provides a reconciliation of the Company’s cash, cash equivalents and restricted cash as reported in the consolidated statement of cash flows for the three month period ending July 31, 2019:

	July 31,	April 30,
	2019	2019
	(in thousands)
Cash and cash equivalents	$15,591	$13,267
Restricted cash	305	969
Total cash, cash equivalents and restricted cash	$15,896	$14,236

There was no restricted cash at July 31, 2020 and April 30, 2020.

(3)       SETTLEMENT AGREEMENT

Refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding a former business segment of the Company. During the three months ended July 31, 2020, affiliates of the Company and affiliates of this former business segment entered into a settlement agreement pursuant to which, among other things, the Company received $650,000 as a settlement payment and $350,000 for rent with respect to properties in Palm Coast, Florida for the period May 2020 through August 2020.

(4)       INVESTMENT ASSETS, NET

Investment assets, net consist of:

	July 31,	April 30,
	2020	2020
	(in thousands)
Land held for long-term investment	$9,775	$9,751
Construction in process	2,573	2,320
Warehouse and office facilities	13,095	13,096
Less accumulated depreciation	(6,645)	(6,523)
Warehouse and office facilities, net	6,450	6,573
	$18,798	$18,644

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of April 30, 2020 and July 31, 2020, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment. Construction in process relates to construction costs of a single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico.

The warehouse and office facilities are located in Palm Coast, Florida, aggregate 204,000 square feet and are partially leased to a third party. Depreciation associated with the warehouse and office facilities of $122,000 was charged to operations for each of the three months ended July 31, 2020 and July 31, 2019.

(5)       OTHER ASSETS

Other assets consist of:

	July 31,	April 30,
	2020	2020
	(in thousands)
Prepaid expenses and miscellaneous other, net	$959	$934
	$959	$934

Miscellaneous other, net includes property and equipment and right-of-use assets associated with leases of office facilities. Depreciation expense associated with property and equipment was $7,000 and $4,000 for the three months ended July 31, 2020 and July 31, 2019. Right-of-use assets associated with leases of office facilities were $83,000 as of July 31, 2020, and $175,000 as of July 31, 2019.

(6)       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	July 31,	April 30,
	2020	2020
	(in thousands)
Real estate operations
Accrued expenses	$371	$518
Trade payables	1,609	1,146
Real estate customer deposits	1,143	1,117
Other	59	-
	3,182	2,781
Corporate operations	923	344
	$4,105	$3,125

(7)       NOTES PAYABLE

Notes payable, net consist of:

	July 31,	April 30,
	2020	2020
	(in thousands)
Real estate notes payable	$5,523	$3,894
Unamortized debt issuance costs	(27)	(4)
	$5,496	$3,890

Refer to Notes 8 and 17 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following outstanding financing facilities:

•	Lomas Encantadas Subdivision. In June 2019, BOKF, NA dba Bank of Albuquerque (“BOKF”) provided a non-revolving line of credit to Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $2,475,000. The outstanding principal amount of the loan was $1,005,000 and $1,576,000 as of July 31, 2020 and April 30, 2020. LEDC made principal repayments of $637,000 during the three months ended July 31, 2020 and $675,000 during the year ended April 30, 2020. The interest rate on the loan at July 31, 2020 was 3.2%. The Company capitalized interest and fees related to this loan of $12,000 and $29,000 during the three months ended July 31, 2020 and July 31, 2019. The total book value of the property mortgaged pursuant to this loan was $3,044,000 as of July 31, 2020. At July 31, 2020, LEDC was in compliance with the financial covenants contained within the loan documentation.

•

Hawk Site Subdivision. In February 2020, Sandia Laboratory Federal Credit Union (“SLFCU”) provided a revolving line of credit to Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $3,000,000, subject to certain limitations. The outstanding principal amount of the loan was $41,000 as of July 31, 2020. MHEDC made no principal repayments during the three months ended July 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at July 31, 2020 was 4.5%. The Company capitalized interest and fees related to this loan of less than $1,000 during the three months ended July 31, 2020. The total book value of the property mortgaged pursuant to this loan was $1,760,000 as of July 31, 2020. At July 31, 2020, MHEDC was in compliance with the financial covenants contained within the loan documentation.

•	Las Fuentes at Panorama Village Subdivision. In January 2020, BOKF provided a non-revolving line of credit to Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company. The initial available principal amount of the loan was $2,750,000. The outstanding principal amount of the loan was $2,312,000 as of July 31, 2020. LFV made no principal repayments during the three months ended July 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at July 31, 2020 was 3.08%. The Company capitalized interest and fees related to this loan of $16,000 during the three months ended July 31, 2020. The total book value of the property mortgaged pursuant to this loan was $2,870,000 as of July 31, 2020. At July 31, 2020, LFV was in compliance with the financial covenants contained within the loan documentation.

•	Meso AM Subdivision.

o	Acquisition Financing: The acquisition of the Meso AM subdivision in Bernalillo County, New Mexico in June 2020 by Lavender Fields, LLC (“LF”), a subsidiary of the Company, included $1,838,000 of deferred purchase price, of which $919,000 is payable without interest on or before June 2021 and $919,000 is payable without interest on or before June 2022. The total book value of the property mortgaged to secure payment of a note reflecting the deferred purchase price was $3,530,000 as of July 31, 2020. At July 31, 2020, LF was in compliance with the financial covenants contained within the loan documentation.

o	Development Financing. In June 2020, BOKF provided a non-revolving line of credit to LF. The initial available principal amount of the loan was $3,750,000. The outstanding principal amount of the loan was $27,000 as of July 31, 2020. LF made no principal repayments during the three months ended July 31, 2020. The interest rate on the loan at July 31, 2020 was 3.75%. The Company capitalized interest and fees related to this loan of less than $1,000 during the three months ended July 31, 2020. The total book value of the property mortgaged pursuant to this loan was $3,530,000 as of July 31, 2020. At July 31, 2020, LF was in compliance with the financial covenants contained within the loan documentation.

•	SBA Paycheck Protection Program. In April 2020, BOKF provided a loan to the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration. The amount of the loan was $298,000. The outstanding principal amount of the loan was $298,000 as of July 31, 2020. The Company made no principal repayments during the three months ended July 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at July 31, 2020 was 1.0%. The Company did not capitalize any interest or fees related to this loan during the three months ended July 31, 2020. At July 31, 2020, the Company was in compliance with the financial covenants contained within the loan documentation. The loan provides that all or a portion of the principal balance may be forgiven if certain conditions are met.

Refer to Note 8 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following expired or terminated financing facilities:

•	Lomas Encantadas Subdivision. In fiscal year 2018, BOKF provided a non-revolving line of credit to LEDC. The initial available principal amount of the loan was $4,750,000. During the three months ended July 31, 2019, LEDC made principal repayments of $182,000 and the Company capitalized interest and fees related to this loan of $4,000. The loan was terminated in June 2019.

•	Hawk Site Subdivision. In 2019, Main Bank provided a non-revolving line of credit to Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of the Company. The initial available principal amount of the loan was $1,800,000. The outstanding principal amount of the loan was $813,000 as of July 31, 2019. During the three months ended July 31, 2019, HDC made principal repayments of $390,000 and the Company capitalized interest and fees related to this loan of $20,000. The loan was terminated in August 2019.

The following table summarizes the scheduled principal repayments subsequent to July 31, 2020:

Fiscal Year	Scheduled Payments (in thousands)
2021	$3,094
2022	2,388
2023	41
Total	$5,523

(8)       REVENUES

100% of real estate land sales were made to four customers during the three months ended July 31, 2020 and to five customers during the three months ended July 31, 2019.

(9)      OTHER REVENUES

Other revenues consist of:

	Three Months Ended July 31,
	2020	2019
	(in thousands)
Oil & gas royalties	$11	$-
Private infrastructure reimbursement covenants	133	91
Public improvement district reimbursements	175	-
Miscellaneous other revenue	50	44
	$369	$135

Refer to Note 9 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each category of other revenues. Miscellaneous other revenue for the three months ended July 31, 2020 primarily consisted of payments for impact fee credits. Miscellaneous other revenue for the three months ended July 31, 2019 primarily consisted of forfeited deposits and amortization of deferred revenue (refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding amortization of deferred revenue with respect to a former business segment of the Company).

(10)       BENEFIT PLANS

Pension Plan

Refer to Note 11 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $90,000 and $154,000 for the three months ended July 31, 2020 and July 31, 2019, related to a decrease in the Company’s pension liability, net of tax. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three months ended July 31, 2020 or July 31, 2019.

Equity Compensation Plan

Refer to Note 10 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The Company issued 9,000 shares of restricted common stock under the Equity Plan during each of the three months ended July 31, 2020 and July 31, 2019. During the three months ended July 31, 2020 and July 31, 2019, 9,500 shares and 10,000 shares of restricted common stock previously issued under the Equity Plan vested. As of July 31, 2020 and July 31, 2019, 32,334 shares and 41,667 shares of restricted common stock previously issued under the Equity Plan had not vested. For the three months ended July 31, 2020 and July 31, 2019, the Company recognized $18,000 and $25,000 of non-cash compensation expense related to the vesting of restricted shares of common stock. As of July 31, 2020 and July 31, 2019, there was $94,000 and $164,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years. In addition, the Company recognized $22,000 and $23,000 of non-cash expense during the three months ended July 31, 2020 and July 31, 2019 related to deferred stock units expected to be issued to non-employee members of the Company’s Board of Directors.

(11)       INTEREST INCOME, NET

Interest income, net consists of:

	July 31,	July 31,
	2020	2019
	(in thousands)
Interest income on savings	$6	$60
Interest on deferred purchase price	-	64
	$6	$124

Refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the deferred purchase price with respect to a former business segment of the Company.

(12)       OTHER INCOME

Other income for the three months ended July 31, 2020 consisted of a settlement payment of $650,000 from a former business segment of the Company (refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the settlement agreement).

(13)       SUBSEQUENT EVENT

In August 2020, the Company repurchased 11,847 shares of common stock of the Company at a price of $4.48 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in the real estate business. The Company has no foreign sales or activities outside the United States. All references to the Company in this quarterly report on Form 10-Q include the Registrant and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2020, which was filed with the Securities and Exchange Commission on July 27, 2020 (the “2020 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2020 and 2019 are to the fiscal years ending April 30, 2020 and 2019 and all references to the first quarters of 2020 and 2019 mean the fiscal three month periods ended July 31, 2020 and 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2020 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2020 Form 10-K and in Note 1 of the notes to the consolidated financial statements included in this report on Form 10-Q. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2020 Form 10-K. There have been no changes in these critical accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2020 Form 10-K and in Note 1 of the notes to the consolidated financial statements included in this report on Form 10-Q. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2020 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the three months ended July 31, 2020 that had a material effect on its consolidated financial statements.

The Company adopted the following accounting policies effective May 1, 2020:

•	In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 was effective for the Company’s fiscal year beginning May 1, 2020. The adoption of ASU 2018-13 by the Company did not have a material effect on its consolidated financial statements.

•	In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for companies with defined benefit retirement plans. ASU 2018-14 was effective for the Company’s fiscal year beginning May 1, 2020. The adoption of ASU 2018-14 by the Company did not have a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

For the first quarter of 2021, the Company recorded net income of $593,000, or $0.07 per share, compared to a net loss of $196,000, or $0.02 per share, for the first quarter of 2020. Revenues were $4,206,000 for the first quarter of 2021 compared to $4,767,000 for the same period of 2020.

Revenues from land sales were $3,487,000 for the first quarter of 2021 compared to $4,291,000 for the same period of 2020. For the first quarters of 2021 and 2020, the Company’s land sales in New Mexico were as follows (dollars in thousands):

	Three Months Ended July 31, 2020			Three Months Ended July 31, 2019
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Developed
Residential	7.7	$3,487	$453	10	$4,291	$438
Commercial	-	-	-	-	-	-
Total Developed	7.7	3,487	453	10	4,291	438
Undeveloped	-	-	-	-	-	-
Total	7.7	$3,487	$453	10	$4,291	$438

The average gross profit percentage on land sales in New Mexico before indirect costs was 23% for the first quarter of 2021 compared to 15% for the same period of 2020. The profit percentage increase is attributable to the demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

Rent revenues were $350,000 for first quarter of 2021 compared to $341,000 for same period of 2020 from the leasing of the Company’s 61,000 square foot facility and 143,000 square foot facility located in Palm Coast, Florida.

Other revenues were $369,000 for the first quarter of 2021 compared to $135,000 for the same period of 2020. Other revenues for the first quarter of 2021 primarily consisted of $11,000 of royalties received during the first quarter of 2021 from oil and gas production with respect to the Company’s mineral rights in Brighton, Colorado, $133,000 of private infrastructure reimbursements, $175,000 of public improvement reimbursements, forfeited deposits from customers, amortization of deferred revenue and miscellaneous other income items. Other revenues for the first quarter of 2020 consisted of $44,000 of forfeited deposits from customers and $91,000 of private infrastructure reimbursements.

Operating expenses for real estate increased from $559,000 for the first quarter of 2020 to $677,000 for the same period of 2021, primarily due to increased employee hiring and increased health care benefit costs.

Real estate general and administrative expenses decreased from $113,000 for the first quarter of 2020 to $41,000 for the same period of 2021, primarily due to reduced professional fees. Corporate general and administrative expenses decreased from $894,000 for the first quarter of 2020 to $726,000 for the same period of 2021, primarily due to reduced corporate headcount and lower consulting and director fees and pension expense.

Interest income, net decreased from $124,000 for the first quarter of 2020 to $6,000 for the same period of 2021, primarily due to a reduction in interest rates on cash balances and no interest earned during the first quarter of 2021 on the deferred purchase price related to the sale of the Company’s fulfillment services business, partially offset by a reduction in interest expense.

Other income for the three months ended July 31, 2020 consisted of a settlement payment of $650,000 from a former business segment of the Company (refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the settlement agreement).

The Company had a provision for income taxes of $146,000 for the first quarter of 2021 compared to a benefit for income taxes of $134,000 for the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the real estate industry and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K.

Operating Activities

Real estate inventory increased from $53,449,000 at April 30, 2020 to $57,216,000 at July 31, 2020, primarily due to increased land development activity, the acquisition of land and homebuilding construction, offset in part by real estate land sales. Investment assets, net increased from $18,644,000 at April 30, 2020 to $18,798,000 at July 31, 2020, primarily due to capitalization of costs related to the construction of a single tenant retail building, offset in part by depreciation. Other assets increased from $934,000 at April 30, 2020 to $959,000 at July 31, 2020, primarily due to an increase in prepaid expenses.

Accounts payable and accrued expenses increased from $3,125,000 at April 30, 2020 to $4,105,000 at July 31, 2020, primarily due to an increase in land development activity in New Mexico.

Financing Activities

Notes payable, net increased from $3,890,000 at April 30, 2020 to $5,496,000 at July 31, 2020, primarily due to additional borrowings to fund land development activities, partially offset by repayments made on outstanding borrowings.

Refer to Notes 8 and 17 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following outstanding financing facilities:

•	Lomas Encantadas Subdivision. In June 2019, BOKF, NA dba Bank of Albuquerque (“BOKF”) provided a non-revolving line of credit to Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $2,475,000. The outstanding principal amount of the loan was $1,005,000 and $1,576,000 as of July 31, 2020 and April 30, 2020. LEDC made principal repayments of $637,000 during the three months ended July 31, 2020 and $675,000 during the year ended April 30, 2020. The interest rate on the loan at July 31, 2020 was 3.2%. The Company capitalized interest and fees related to this loan of $12,000 and $29,000 during the three months ended July 31, 2020 and July 31, 2019. The total book value of the property mortgaged pursuant to this loan was $3,044,000 as of July 31, 2020. At July 31, 2020, LEDC was in compliance with the financial covenants contained within the loan documentation.

•	Hawk Site Subdivision. In February 2020, Sandia Laboratory Federal Credit Union (“SLFCU”) provided a revolving line of credit to Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $3,000,000, subject to certain limitations. The outstanding principal amount of the loan was $41,000 as of July 31, 2020. MHEDC made no principal repayments during the three months ended July 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at July 31, 2020 was 4.5%. The Company capitalized interest and fees related to this loan of less than $1,000 during the three months ended July 31, 2020. The total book value of the property mortgaged pursuant to this loan was $1,760,000 as of July 31, 2020. At July 31, 2020, MHEDC was in compliance with the financial covenants contained within the loan documentation.

•	Las Fuentes at Panorama Village Subdivision. In January 2020, BOKF provided a non-revolving line of credit to Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company. The initial available principal amount of the loan was $2,750,000. The outstanding principal amount of the loan was $2,312,000 as of July 31, 2020. LFV made no principal repayments during the three months ended July 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at July 31, 2020 was 3.08%. The Company capitalized interest and fees related to this loan of $16,000 during the three months ended July 31, 2020. The total book value of the property mortgaged pursuant to this loan was $2,870,000 as of July 31, 2020. At July 31, 2020, LFV was in compliance with the financial covenants contained within the loan documentation.

•	Meso AM Subdivision.

o	Acquisition Financing: The acquisition of the Meso AM subdivision in Bernalillo County, New Mexico in June 2020 by Lavender Fields, LLC (“LF”), a subsidiary of the Company, included $1,838,000 of deferred purchase price, of which $919,000 is payable without interest on or before June 2021 and $919,000 is payable without interest on or before June 2022. The total book value of the property mortgaged to secure payment of a note reflecting the deferred purchase price was $3,530,000 as of July 31, 2020. At July 31, 2020, LF was in compliance with the financial covenants contained within the loan documentation.

o	Development Financing. In June 2020, BOKF provided a non-revolving line of credit to LF. The initial available principal amount of the loan was $3,750,000. The outstanding principal amount of the loan was $27,000 as of July 31, 2020. LF made no principal repayments during the three months ended July 31, 2020. The interest rate on the loan at July 31, 2020 was 3.75%. The Company capitalized interest and fees related to this loan of less than $1,000 during the three months ended July 31, 2020. The total book value of the property mortgaged pursuant to this loan was $3,530,000 as of July 31, 2020. At July 31, 2020, LF was in compliance with the financial covenants contained within the loan documentation.

•	SBA Paycheck Protection Program. In April 2020, BOKF provided a loan to the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration. The amount of the loan was $298,000. The outstanding principal amount of the loan was $298,000 as of July 31, 2020. The Company made no principal repayments during the three months ended July 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at July 31, 2020 was 1.0%. The Company did not capitalize any interest or fees related to this loan during the three months ended July 31, 2020. At July 31, 2020, the Company was in compliance with the financial covenants contained within the loan documentation. The loan provides that all or a portion of the principal balance may be forgiven if certain conditions are met.

In August 2020, the Company repurchased 11,847 shares of common stock of the Company at a price of $4.48 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

Investing Activities

Capital expenditures were $3,000 for the first quarter of 2021 and $1,000 for the first quarter of 2020, primarily for office furniture and computer equipment.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s expected liquidity sources, (2) the availability of bank financing for projects, (3) the utilization of existing bank financing, (4) the timing of development of land held as investment assets, (5) the effect of recent accounting pronouncements, (6) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (7) the future issuance of deferred stock units to directors of the Company, (8) the future business conditions that may be experienced by the Company and (9) the forgiveness of any amounts due under the loan issued pursuant to the Paycheck Protection Program. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of July 31, 2020 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
10.1	Settlement Agreement, dated as of May 18, 2020, among Palm Coast Data Holdco, Inc., Commerce Blvd Holdings LLC, Two Commerce LLC, Liam Lynch, Irish Studio LLC, Studio Membership Services, LLC, FulCircle Media, LLC, Media Data Resources, LLC, 11 Commerce Blvd Holdings, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 20, 2020)

10.2	Promissory Note, dated as of June 15, 2020, between MesoAM LLC and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.3	Mortgage, Security Agreement and Fixture Filing, dated as of June 15, 2020, by Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.4	Development Loan Agreement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.5	Non-Revolving Line of Credit Promissory Note, dated June 19, 2020, by Lavender Fields, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.6	Mortgage, Security Agreement and Financing Statement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.7	Guaranty Agreement, dated as of June 19, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2020	AMREP CORPORATION (Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau Title: Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Settlement Agreement, dated as of May 18, 2020, among Palm Coast Data Holdco, Inc., Commerce Blvd Holdings LLC, Two Commerce LLC, Liam Lynch, Irish Studio LLC, Studio Membership Services, LLC, FulCircle Media, LLC, Media Data Resources, LLC, 11 Commerce Blvd Holdings, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 20, 2020)
10.2	Promissory Note, dated as of June 15, 2020, between MesoAM LLC and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.3	Mortgage, Security Agreement and Fixture Filing, dated as of June 15, 2020, by Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.4	Development Loan Agreement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.5	Non-Revolving Line of Credit Promissory Note, dated June 19, 2020, by Lavender Fields, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.6	Mortgage, Security Agreement and Financing Statement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.7	Guaranty Agreement, dated as of June 19, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase