Form 10-Q
period 2020-10-31
AMREP CORP.
filed 2020-12-08
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 4, 2020 – 7,323,370.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

ASSETS	October 31, 2020	April 30, 2020
	(Unaudited)
Cash and cash equivalents	$15,692	$17,502
Real estate inventory	53,925	53,449
Investment assets, net	18,970	18,644
Other assets	1,544	934
Taxes receivable, net	57	57
Deferred income taxes, net	5,532	6,080
TOTAL ASSETS	$95,720	$96,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$4,700	$3,125
Notes payable, net	5,803	3,890
Accrued pension costs	3,195	5,014
TOTAL LIABILITIES	13,698	12,029

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000;
shares issued – 7,692,102 at October 31, 2020 and 8,358,154 at April 30, 2020	768	836
Capital contributed in excess of par value	47,216	51,334
Retained earnings	44,540	43,149
Accumulated other comprehensive loss, net	(6,287)	(6,467)
Treasury stock, at cost – 225,250 shares at October 31, 2020 and April 30, 2020	(4,215)	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	82,022	84,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$95,720	$96,666

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three Months Ended October 31, 2020 and 2019

(Amounts in thousands, except per share amounts)

	2020	2019
REVENUES:
Land sale revenues	$8,526	$3,266
Home sale revenues	202	-
Rental revenues	152	341
Other	376	353
Total Revenues	9,256	3,960
COSTS AND EXPENSES:
Land sale cost of revenues	6,430	2,771
Home sale cost of revenues	174	-
General and administrative expenses	1,523	4,121
Operating expenses	8,127	6,892
Operating income (loss)	1,129	(2,932)
Interest (expense) income, net	(12)	141
Income (loss) from operations before income taxes	1,117	(2,791)
Provision (benefit) for income taxes	319	(622)
Net income (loss)	$798	$(2,169)

Basic and diluted earnings (loss) per share	$0.10	$(0.27)

Weighted average number of common shares outstanding – basic	8,122	8,129

Weighted average number of common shares outstanding – diluted	8,152	8,129

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Six Months Ended October 31, 2020 and 2019

(Amounts in thousands, except per share amounts)

	2020	2019
REVENUES:
Land sale revenues	$12,013	$7,557
Home sale revenues	202	-
Rental revenues	502	682
Other	745	488
Total Revenues	13,462	8,727

COSTS AND EXPENSES:
Land sale cost of revenues	9,109	6,426
Home sale cost of revenues	174	-
General and administrative expenses	2,967	5,687
Operating expenses	12,250	12,113
Operating income (loss)	1,212	(3,386)
Interest (expense) income, net	(6)	265
Other income	650	-
Income (loss) from operations before income taxes	1,856	(3,121)
Provision (benefit) for income taxes	465	(756)
Net income (loss)	$1,391	$(2,365)

Basic and diluted earnings (loss) per share	$0.17	$(0.29)

Weighted average number of common shares outstanding – basic	8,136	8,125

Weighted average number of common shares outstanding – diluted	8,168	8,125

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended October 31, 2020 and 2019

(Amounts in thousands)

	Three Months ended October 31,
	2020	2019

Net income (loss)	$798	$(2,169)
Other comprehensive income, net of tax:
Pension settlement, net of tax ($880 in 2019)	-	2,049
Decrease in pension liability, net of tax ($42 in 2020 and $43 in 2019)	90	98
Other comprehensive income	90	2,147
Total comprehensive income (loss)	$888	$(22)

	Six Months ended October 31,
	2020	2019

Net income (loss)	$1,391	$(2,365)
Other comprehensive income, net of tax:
Pension settlement, net of tax ($880 in 2019)	-	2,049
Decrease in pension liability, net of tax ($84 in 2020 and $110 in 2019)	180	252
Other comprehensive income	180	2,301
Total comprehensive income (loss)	$1,571	$(64)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended October 31, 2020 and 2019

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, August 1, 2020	8,367	$837	$51,375	$43,742	$(6,377)	$(4,215)	$85,362
Issuance of common stock settled from deferred common share units	12	-	-	-	-	-	-
Repurchase of common stock	(687)	(69)	(4,159)	-	-	-	(4,228)
Net income	-	-	-	798	-	-	798
Other comprehensive income	-	-	-	-	90	-	90
Balance, October 31, 2020	7,692	$768	$47,216	$44,540	$(6,287)	$(4,215)	$82,022

Balance, August 1, 2019	8,362	$836	$51,261	$48,856	$(6,877)	$(4,215)	$89,861
Net loss	-	-	-	(2,169)	-	-	(2,169)
Other comprehensive income	-	-	-	-	2,147	-	2,147
Balance, October 31, 2019	8,362	$836	$51,261	$46,687	$(4,730)	$(4,215)	$89,839

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

Six Months Ended October 31, 2020 and 2019

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637
Issuance of restricted common stock	9	1	41	-	-	-	42
Issuance of common stock settled from deferred common share units	12	-	-	-	-	-	-
Repurchase of common stock	(687)	(69)	(4,159)	-	-	-	(4,228)
Net income	-	-	-	1,391	-	-	1,391
Other comprehensive income	-	-	-	-	180	-	180
Balance, October 31, 2020	7,692	$768	$47,216	$44,540	$(6,287)	$(4,215)	$82,022

Balance, May 1, 2019	8,353	$835	$51,205	$49,052	$(7,031)	$(4,215)	$89,846
Issuance of restricted common stock	9	1	56	-	-	-	57
Net loss	-	-	-	(2,365)	-	-	(2,365)
Other comprehensive income	-	-	-	-	2,301	-	2,301
Balance, October 31, 2019	8,362	$836	$51,261	$46,687	$(4,730)	$(4,215)	$89,839

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended October 31, 2020 and 2019

(Amounts in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,391	$(2,365)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	270	289
Amortization of debt issuance costs	30	56
Non-cash credits and charges:
Interest earned on deferred purchase price	-	(160)
Stock-based compensation	42	107
Deferred income tax provision (benefit)	548	(756)
Net periodic pension cost	208	279
Pension settlement	-	2,929
Deferred Rent	-	110
Changes in assets and liabilities:
Real estate inventory and investment assets	(1,065)	3,526
Other assets	(614)	(469)
Accounts payable and accrued expenses	1,575	(466)
Accrued pension costs	(1,847)	(3,600)
Total adjustments	(853)	1,845
Net cash provided by (used in) operating activities	538	(520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3)	(26)
Net cash used in investing activities	(3)	(26)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	5,415	583
Principal debt payments	(3,475)	(1,385)
Payments for debt issuance costs	(57)	-
Repurchase of common stock	(4,228)	-
Net cash used in financing activities	(2,345)	(802)

Decrease in cash, cash equivalents and restricted cash	(1,810)	(1,348)
Cash, cash equivalents and restricted cash, beginning of period	17,502	14,236
Cash, cash equivalents and restricted cash, end of period	$15,692	$12,888

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$52	$4
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$198

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2020 and 2019

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2021 and 2020 are to the fiscal years ending April 30, 2021 and 2020 and all references to the second quarter and first six months of 2021 and 2020 mean the fiscal three month and six month periods ended October 31, 2020 and 2019.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2020, which was filed with the SEC on July 27, 2020 (the “2020 Form 10-K”). Certain 2020 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on net loss or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2020 Form 10-K, except for those adopted as described below.

Revenue Recognition

•	Home sale revenues: The Company accounts for revenue from home sales in accordance with Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606). Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. Generally, the Company’s performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In general, the Company’s performance obligation for each of the home sales is fulfilled upon the delivery of the completed home, which generally coincides with the receipt of cash consideration from the counterparty. If the Company’s performance obligations are not complete upon the home closing, the Company defers a portion of the home sale revenues related to the outstanding obligations and subsequently recognizes that revenue upon completion of such obligations. As of October 31, 2020, the home sale revenues and related costs the Company deferred related to these obligations were immaterial.

•	Forfeited customer deposits: Forfeited customer deposits for homes are recognized in “Home sale revenues” in the period in which the Company determines that the customer will not complete the purchase of the home and the Company has the right to retain the deposit.

•	Sales incentives: In order to promote sales of homes, the Company may offer home buyers sales incentives. These incentives vary by type and amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sale revenues.

•	Home sale cost of revenues. Home construction and related costs are capitalized as incurred within real estate inventory under the specific identification method on the consolidated balance sheet and are charged to home sale cost of revenues on the consolidated statement of operations when the related home is sold.

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

(2)       RESTRICTED CASH

The following provides a reconciliation of the Company’s cash, cash equivalents and restricted cash as reported in the consolidated statement of cash flows for the six months ended October 31, 2019:

	October 31,	April 30,
	2019	2019
	(in thousands)
Cash and cash equivalents	$12,583	$13,267
Restricted cash	305	969
Total cash, cash equivalents and restricted cash	$12,888	$14,236

There was no restricted cash at October 31, 2020 and April 30, 2020.

(3)       REAL ESTATE INVENTORY

Real estate inventory consists of:

	October 31,	April 30,
	2020	2020
	(in thousands)
Land held for development	$52,771	$53,405
Construction in process	1,154	44
	$53,925	$53,449

Land held for development represents property located in areas that are planned to be developed in the near term. As of October 31, 2020 and April 30, 2020, the Company held approximately 6,000 acres of land in New Mexico classified as land held for development. Construction in process relates to construction costs for residential homes being built and offered for sale by the homebuilding business segment.

(4)  INVESTMENT ASSETS, NET

Investment assets, net consist of:

	October 31,	April 30,
	2020	2020
	(in thousands)
Land held for long-term investment	$9,775	$9,751
Construction in process	-	2,320
Buildings	15,993	13,096
Less accumulated depreciation	(6,798)	(6,523)
Buildings, net	9,195	6,573
	$18,970	$18,644

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of October 31, 2020 and April 30, 2020, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

Buildings are comprised of 204,000 square feet of warehouse and office buildings in Palm Coast, Florida and a 14,000 square foot retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico. Depreciation associated with the buildings was $262,000 and $279,000 for the six months ended October 31, 2020 and October 31, 2019 and $140,000 and $157,000 for the three months ended October 31, 2020 and October 31, 2019. Construction in process relates to the construction costs of such retail building, which was completed during the three months ended October 31, 2020.

(5)       OTHER ASSETS

Other assets consist of:

	October 31,	April 30,
	2020	2020
	(in thousands)
Prepaid expenses	$931	$464
Receivables	281	156
Right-of-use assets associated with leases of office facilities	133	109
Other assets	170	170
Property and equipment	219	217
Less accumulated depreciation	190	182
Property and equipment, net	29	35
	$1,544	$934

Prepaid expenses as of October 31, 2020 primarily consist of prepaid insurance, stock compensation, prepayments for office rent, in-process prepayments of amounts due under the public improvement district and security deposits for the buildings in Palm Coast, Florida. Prepaid expenses as of October 31, 2019 primarily consist of prepaid insurance and stock compensation.

Depreciation expense associated with property and equipment was $8,000 and $9,000 for the six months ended October 31, 2020 and October 31, 2019 and $2,000 and $5,000 for the three months ended October 31, 2020 and October 31, 2019.

(6)       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	October 31,	April 30,
	2020	2020
	(in thousands)
Real estate operations
Accrued expenses	$884	$518
Trade payables	1,087	1,146
Real estate customer deposits	1,795	1,117
Other	60	-
	3,826	2,781
Corporate operations	875	344
	$4,700	$3,125

(7)       NOTES PAYABLE

Notes payable, net consist of:

	October 31,	April 30,
	2020	2020
	(in thousands)
Real estate notes payable	$5,834	$3,894
Unamortized debt issuance costs	(31)	(4)
	$5,803	$3,890

Refer to Notes 8 and 17 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following outstanding financing facilities that were entered into prior to May 1, 2020.

•	Lomas Encantadas Subdivision.

o	In June 2019, BOKF, NA dba Bank of Albuquerque (“BOKF”) provided a non-revolving line of credit to Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $2,475,000. The outstanding principal amount of the loan was $105,000 as of October 31, 2020. LEDC made principal repayments of $1,538,000 during the six months ended October 31, 2020 and $675,000 during the year ended April 30, 2020. The interest rate on the loan at October 31, 2020 was 3.14%. The Company capitalized interest and fees related to this loan of $16,000 and $2,000 for the six months ended October 31, 2020 and October 31, 2019 and $4,000 and $2,000 for the three months ended October 31, 2020 and October 31, 2019. The total book value of the property mortgaged pursuant to this loan was $3,049,000 as of October 31, 2020. At October 31, 2020, LEDC was in compliance with the financial covenants contained within the loan documentation.

o	In September 2020, LEDC entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements.

▪	Initial Available Principal: Pursuant to the loan documentation, BOKF agrees to lend up to $2,400,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

▪	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $26,500 as of October 31, 2020. LEDC made no principal repayments during the six months ended October 31, 2020. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,144,000 on or before December 22, 2022, $572,000 on or before March 22, 2023, $572,000 on or before June 22, 2023 and $112,000 on or before September 22, 2023. The outstanding principal amount of the loan may be prepaid at any time without penalty.

▪	Maturity Date: The loan is scheduled to mature in September 2023.

▪	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. The interest rate on the loan at October 31, 2020 was 3.75%.

▪	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $44,000.

LEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. At October 31, 2020, LEDC was in compliance with the financial covenants contained in the loan documentation. The total book value of the property mortgaged pursuant to this loan was $289,000 as of October 31, 2020. The Company’s capitalized interest and fees related to this loan were immaterial during the three and six months ended October 31, 2020.

•	Hawk Site Subdivision. In February 2020, Sandia Laboratory Federal Credit Union (“SLFCU”) provided a revolving line of credit to Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $3,000,000, subject to certain limitations. The outstanding principal amount of the loan was $201,000 as of October 31, 2020. MHEDC made principal repayments of $1,935,000 during the six months ended October 31, 2020; MHEDC made no principal repayments during the year ended April 30, 2020. The interest rate on the loan at October 31, 2020 was 4.5%. The Company capitalized interest and fees related to this loan of $1,000 during each of the three and six months ended October 31, 2020. The total book value of the property mortgaged pursuant to this loan was $2,374,000 as of October 31, 2020. At October 31, 2020, MHEDC was in compliance with the financial covenants contained within the loan documentation.

•	Las Fuentes at Panorama Village Subdivision. In January 2020, BOKF provided a non-revolving line of credit to Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company. The initial available principal amount of the loan was $2,750,000. The outstanding principal amount of the loan was $2,514,000 as of October 31, 2020. LFV made no principal repayments during the six months ended October 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at October 31, 2020 was 3.06%. The Company capitalized interest and fees related to this loan of $1,000 and $18,650 during the three and six months ended October 31, 2020. The total book value of the property mortgaged pursuant to this loan was $2,884,000 as of October 31, 2020. At October 31, 2020, LFV was in compliance with the financial covenants contained within the loan documentation.

•	Meso AM Subdivision.

o	Acquisition Financing: The acquisition of the Meso AM subdivision in Bernalillo County, New Mexico in June 2020 by Lavender Fields, LLC (“LF”), a subsidiary of the Company, included $1,838,000 of deferred purchase price, of which $919,000 is payable without interest on or before June 2021 and $919,000 is payable without interest on or before June 2022. The total book value of the property mortgaged to secure payment of a note reflecting the deferred purchase price was $4,511,000 as of October 31, 2020. At October 31, 2020, LF was in compliance with the financial covenants contained within the loan documentation.

o	Development Financing. In June 2020, BOKF provided a non-revolving line of credit to LF. The initial available principal amount of the loan was $3,750,000. The outstanding principal amount of the loan was $852,000 as of October 31, 2020. LF made no principal repayments during the six months ended October 31, 2020. The interest rate on the loan at October 31, 2020 was 3.75%. The Company capitalized interest and fees related to this loan of $3,000 during each of the three and six months ended October 31, 2020. The total book value of the property mortgaged pursuant to this loan was $4,511,000 as of October 31, 2020. At October 31, 2020, LF was in compliance with the financial covenants contained within the loan documentation.

•	SBA Paycheck Protection Program. In April 2020, BOKF provided a loan to the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration. The amount of the loan was $298,000. The outstanding principal amount of the loan was $298,000 as of October 31, 2020. The Company made no principal repayments during the six months ended October 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at October 31, 2020 was 1.0%. The Company did not capitalize any interest or fees related to this loan during the six months ended October 31, 2020. At October 31, 2020, the Company was in compliance with the financial covenants contained within the loan documentation. The loan provides that all or a portion of the principal balance may be forgiven if certain conditions are met.

Refer to Note 8 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following expired or terminated financing facilities:

•	Lomas Encantadas Subdivision. In fiscal year 2018, BOKF provided a non-revolving line of credit to LEDC. The initial available principal amount of the loan was $4,750,000. During the six months ended October 31, 2019, LEDC made principal repayments of $182,000 and the Company capitalized interest and fees related to this loan of $4,000. The loan was terminated in June 2019.

•	Hawk Site Subdivision. In 2019, Main Bank provided a non-revolving line of credit to Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of the Company. The initial available principal amount of the loan was $1,800,000. During the six months ended October 31, 2019, HDC made principal repayments of $390,000 and the Company capitalized interest and fees related to this loan of $20,000. The loan was terminated in August 2019.

The following table summarizes the scheduled principal repayments subsequent to October 31, 2020:

Fiscal Year	Scheduled Payments (in thousands)
2021	$3,532
2022	2,101
2023	201
Total	$5,834

(8)       REVENUES

Land sale revenues. Substantially all of the land sale revenues were received from four customers during each of the three and six months ended October 31, 2020 and from three customers during each of the three and six months ended October 31, 2019.

Home sale revenues. Home sale revenues are from homes constructed and sold by the Company in the Albuquerque metropolitan area. All home sale revenues were received from one customer during the three months ended October 31, 2020.

Rental revenues. Rental revenues consist of rent received from tenants at the Company’s warehouse and office buildings in Palm Coast, Florida and at a retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico.

Other revenues. Other revenues consist of:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Oil & gas royalties	$25	$-	$36	$-
Private infrastructure reimbursement covenants	245	140	378	231
Public improvement district reimbursements	69	26	244	26
Miscellaneous other revenue	37	187	87	231
	$376	$353	$745	$488

Refer to Note 9 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each category of other revenues.

The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. The lease to a third party with respect to such mineral rights expired in September 2020 and no drilling had commenced with respect to such mineral rights. The Company did not record any revenue in 2021 related to this lease.

Miscellaneous other revenue for the three and six months ended October 31, 2020 primarily consist of payments for impact fee credits and a land condemnation. Miscellaneous other revenue for the three and six months ended October 31, 2019 primarily consist of forfeited deposits and non-refundable option payments.

(9)	GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Land development	$665	$602	$1,271	$1,274
Homebuilding	118	-	231	-
Corporate	740	3,519	1,465	4,413
	$1,523	$4,121	$2,967	$5,687

Corporate general and administrative expenses included a non-cash pre-tax pension settlement charge of $2,929,000 in the three and six months ended October 31, 2019, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees. No such settlement expense was incurred in the same periods of 2020.

(10)	BENEFIT PLANS

Pension Plan

Refer to Note 11 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $180,000 and $252,000 for the six months ended October 31, 2020 and October 31, 2019 and $90,000 and $98,000 for the three months ended October 31, 2020 and October 31, 2019 related to a decrease in the Company’s pension liability, net of tax. The Company funds the pension plan in compliance with IRS funding requirements. The Company made voluntary contributions to the pension plan of $1,847,000 during the three and six months ended October 31, 2020 and $3,600,000 during the three and six months ended October 31, 2019.

Equity Compensation Plan

Refer to Note 11 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The Company issued 9,000 shares of restricted common stock under the Equity Plan during each of the six months ended October 31, 2020 and October 31, 2019. During the six months ended October 31, 2020 and October 31, 2019, 12,834 shares and 14,833 shares of restricted common stock previously issued under the Equity Plan vested. As of October 31, 2020 and October 31, 2019, 29,000 shares and 36,834 shares of restricted common stock previously issued under the Equity Plan had not vested. The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $7,000 and $54,000 for the six months ended October 31, 2020 and October 31, 2019 and $25,000 and $30,000 for the three months ended October 31, 2020 and October 31, 2019. As of October 31, 2020 and October 31, 2019, there was $73,000 and $135,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

In connection with the resignation of a director, the Company (i) issued 12,411 shares of common stock during the three months ended October 31, 2020 pursuant to an equivalent number of deferred common share units previously issued to such director and (ii) paid $20,000 to such director in lieu of issuance of deferred common share units earned for calendar year 2020. The Company recognized non-cash expense related to deferred common share units expected to be issued to non-employee members of the Company’s Board of Directors of $35,000 and $53,000 for the six months ended October 31, 2020 and October 31, 2019 and $21,000 and $23,000 for the three months ended October 31, 2020 and October 31, 2019.

(11)	INTEREST (EXPENSE) INCOME, NET

Interest (expense) income, net consists of:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Interest income on savings	$2	$43	$8	$102
Interest income on notes	1	2	1	3
Interest on deferred purchase price	-	96	-	160
Interest expense	(15)	-	(15)	-
	$(12)	$141	$(6)	$265

Refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the deferred purchase price with respect to a former business segment of the Company.

(12)	OTHER INCOME

Other income for the three and six months ended October 31, 2020 consist of a settlement payment of $650,000 from a former business segment of the Company.-Refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the former business segment of the Company. During the six months ended October 31, 2020, affiliates of the Company and affiliates of this former business segment entered into a settlement agreement pursuant to which, among other things, the Company received $650,000 as a settlement payment and $350,000 for rent with respect to properties in Palm Coast, Florida for the period May 2020 through August 2020.

(13)	STOCK REPURCHASES

In August 2020, the Company repurchased 11,847 shares of common stock of the Company at a price of $4.48 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

In September 2020, the Board of Directors of the Company authorized the Company to purchase up to 1,000,000 shares of common stock of the Company from time to time pursuant to a share repurchase program, subject to the total expenditure for the purchase of shares under the share repurchase program not exceeding $5,000,000, exclusive of any fees, commissions and other expenses related to such repurchases. Under the share repurchase program, the Company may have repurchased its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company’s repurchases may have been executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions, and may have been effected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program did not obligate the Company to repurchase any specific number of shares and may have been suspended, modified or terminated at any time without prior notice. The share repurchase program did not contain a time limitation during which repurchases are permitted to occur. In October 2020, the Company repurchased 675,616 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

(14)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land Development	Homebuilding	Corporate	Consolidated
Three months ended October 31, 2020 (a):
Revenues	$8,989	$202	$65	$9,256

Net income (loss)	$1,693	$(66)	$(829)	$798
Provision (benefit) for income taxes	313	(24)	30	319
Interest expense (income), net (b)	13	-	(1)	12
Depreciation	8	-	124	132
EBITDA (c)	$2,027	$(90)	$(676)	$1,261
Capital expenditures	$-	$3	$0	$3

Three months ended October 31, 2019 (a):
Revenues	$3,620	$-	$340	$3,960

Net income (loss)	$(352)	$-	$(1,817)	$(2,169)
Provision (benefit) for income taxes	(103)	-	(519)	(622)
Interest expense (income), net (b)	(10)	-	(131)	(141)
Depreciation	4	-	157	161
EBITDA (c)	$(461)	$-	$(2,310)	$(2,771)
Capital expenditures	$5	$-	$-	$5

Six months ended October 31, 2020 (a):
Revenues	$12,845	$202	$415	$13,462

Net income (loss)	$2,399	$(152)	$(856)	$1,391
Provision (benefit) for income taxes	327	(51)	189	465
Interest expense (income), net (b)	11	-	(5)	6
Depreciation	22	-	248	270
EBITDA (c)	$2,759	$(203)	$(424)	$2,132
Capital expenditures	$-	$3	$-	$3
Total assets as of October 31, 2020	$76,777	$1,494	$17,449	$95,720

Six months ended October 31, 2019 (a):
Revenues	$8,045	$-	$682	$8,727

Net income (loss)	$(785)	$-	$(1,580)	$(2,365)
Provision (benefit) for income taxes	(226)	-	(530)	(756)
Interest expense (income), net (b)	(14)	-	(251)	(265)
Depreciation	9	-	280	289
EBITDA (c)	$(1,016)	$-	$(2,081)	$(3,097)
Capital expenditures	$5	$-	$-	$5
Total assets as of October 31, 2019	$71,680	$-	$23,949	$95,629

(a)	Revenue information provided for each segment may include amounts classified as rental revenues and other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.

(b)	Interest expense (income), net includes inter-segment interest expense (income) that is eliminated in consolidation.

(c)	The Company uses EBITDA (which the Company defines as income (loss) before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Prior to 2020, the Company operated in primarily one business segment: the real estate business.

(15)	SUBSEQUENT EVENTS

In November 2020, the Company repurchased 143,482 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. The share repurchase was not completed pursuant to the Company’s share repurchase program.

In November 2020, the Company’s share repurchase program was terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. All references to the Company in this quarterly report on Form 10-Q include the Registrant and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2020, which was filed with the Securities and Exchange Commission on July 27, 2020 (the “2020 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2021 and 2020 are to the fiscal years ending April 30, 2021 and 2020 and all references to the second quarter and first six months of 2021 and 2020 mean the fiscal three month and six month periods ended October 31, 2020 and 2019.

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

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2020 Form 10-K and in Note 1 of the notes to the consolidated financial statements included in this report on Form 10-Q. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2020 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the six months ended October 31, 2020 that had a material effect on its consolidated financial statements.

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

RESULTS OF OPERATIONS

For the three months ended October 31, 2020, the Company recorded net income of $798,000, or $0.10 per share, compared to a net loss of $2,169,000, or $0.27 per share, for the three months ended October 31, 2019. For the six months ended October 31, 2020, the Company recorded net income of $1,391,000, or $0.17 per share, compared to a net loss of $2,365,000, or $0.29 per share, for the six months ended October 31, 2019.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Three Months Ended October 31,			Six Months Ended October 31,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Land sale revenues	$8,526	161%	$3,266	$12,013	59%	$7,557
Home sale revenues	202	(a)	-	202	(a)	-
Rental revenues	152	(55)%	341	502	(26)%	682
Other revenue	376	7%	353	745	53%	488
Total revenues	$9,256	134%	$3,960	$13,462	54%	$8,727

(a)	Percentage not meaningful.

•	Land sale revenues for the three and six months ended October 31, 2020 were higher than the prior periods by $5,260,000 and $4,456,000, primarily due to increased demand for lots by builders. The Company’s land sales in New Mexico were as follows (dollars in thousands):

	Three Months Ended October 31, 2020			Three Months Ended October 31, 2019
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Developed
Residential	17.4	$8,376	$481	8.1	$3,244	$400
Commercial	0.4	134	335	-	-	-
Total Developed	17.8	8,510	478	8.1	3,244	400
Undeveloped	2.0	16	8	3.5	22	6
Total	19.8	$8,526	$431	11.6	$3,266	$282

	Six Months Ended October 31, 2020			Six Months Ended October 31, 2019
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Developed
Residential	25.1	$11,863	$473	18.4	$7,534	$409
Commercial	0.4	134	335	-	-	-
Total Developed	25.5	11,997	470	18.4	7,534	409
Undeveloped	2.0	16	8	3.6	23	6
Total	27.5	$12,013	$437	22	$7,557	$344

•	Home sale revenues for each of the three and six months ended October 31, 2020 were higher than the prior periods by $202,000 due to the Company completing its first home sale to a customer during the three months ended October 31, 2020. The Company closed on one home during the three months ended October 31, 2020 at a selling price of $202,000. As of October 31, 2020, the Company had (a) a backlog of 11 homes under contract representing $2,311,000 of expected sales revenue when closed, subject to customer cancellations and change orders, and (b) 17 homes in production.

•	Rental revenues for the three and six months ended October 31, 2020 were lower than the prior periods by $189,000 and $180,000 due to a decrease in rent received from tenants at the Company’s warehouse and office buildings in Palm Coast, Florida offset by a new lease at a retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico.

•	Other revenues for the three and six months ended October 31, 2020 were higher than the prior periods by $23,000 and $257,000. Other revenues consist of:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Oil & gas royalties	$25	$-	$36	$-
Private infrastructure reimbursement covenants	245	140	378	231
Public improvement district reimbursements	69	26	244	26
Miscellaneous other revenue	37	187	87	231
	$376	$353	$745	$488

Miscellaneous other revenue for the three and six months ended October 31, 2020 primarily consist of payments for impact fee credits and a land condemnation. Miscellaneous other revenue for the three and six months ended October 31, 2019 primarily consist of forfeited deposits and non-refundable option payments.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Three Months Ended October 31,			Six Months Ended October 31,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Land sale costs	$6,430	132%	$2,771	$9,109	42%	$6,426
Home sale costs	$174	(a)	-	$174	(a)	-

(a)	Percentage not meaningful.

•	Land sale cost of revenues for the three and six months ended October 31, 2020 were higher than the prior periods by $3,659,000 and $2,683,000. The average gross profit percentage on land sales in New Mexico before indirect costs was 25% and 24% for the three and six months ended October 31, 2020 compared to 15% for each of the three and six months ended October 31, 2019. The profit percentage increase was attributable to the demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

•	Home sale cost of revenues for the three and six months ended October 31, 2020 were higher than the prior periods by $174,000 for each period due to the Company completing its first home sale to a customer during the three months ended October 31, 2020. Home sale gross margins was 14% for each of the three and six months ended October 31, 2020.

General and Administrative Expenses. The following presents select information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Three Months Ended October 31,			Six Months Ended October 31,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Land development	$665	10%	$602	$1,271	<1%	$1,274
Homebuilding	$118	(a)	$-	$231	(a)	$-
Corporate	$740	(79)%	$3,519	$1,465	(67)%	$4,413

(a)	Percentage not meaningful.

•	Land development general and administrative expenses for the three months ended October 31, 2020 were higher than the prior three month period by $63,000, primarily due to homebuilding expenses transitioning to a new business segment offset by increased employee hiring, increased health care benefit costs and reduced professional fees. Land development general and administrative expenses for the six months ended October 31, 2020 were lower than the prior six month period by $3,000.

•	Homebuilding general and administrative expenses for the three and six months ended October 31, 2020 were higher than the prior periods by $118,000 and $231,000, due to homebuilding being a new business segment.

•	Corporate general and administrative expenses for the three and six months ended October 31, 2020 were lower than the prior periods by $2,779,000 and $2,948,000, primarily due to a non-cash pre-tax pension settlement charge of $2,929,000 partially offset by the monthly pension accrual in the three and six months ended October 31, 2019 as a result of the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees.

Interest (expense) income, net decreased to $(12,000) and $(6,000) for the three and six months ended October 31, 2020 from $141,000 and $265,000 for the three and six months ended October 31, 2019, primarily due to a reduction in interest rates on cash balances and the elimination of the deferred purchase price and interest accrual related thereto with respect to the sale of the Company’s fulfillment services business (refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the non-cash impairment charge of the deferred purchase price related to the sale of the Company’s fulfillment services business), partially offset by a reduction in interest expense.

Other income for the six months ended October 31, 2020 consist of a settlement payment of $650,000 from a former business segment of the Company (refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the settlement agreement).

The Company had a provision for income taxes of $319,000 and $465,000 for the three and six months ended October 31, 2020 compared to a benefit for income taxes of $622,000 and $756,000 for the three and six months ended October 31, 2019. This change is caused by the three and six months ended October 31, 2020 reporting income in both periods, compared to the three and six months ended October 31, 2019 reporting losses in both periods.

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

Operating Activities

Real estate inventory increased from $53,449,000 at April 30, 2020 to $53,925,000 at October 31, 2020, primarily due to increased land development activity, the acquisition of land and homebuilding construction, offset in part by real estate land sales. Investment assets, net increased from $18,644,000 at April 30, 2020 to $18,970,000 at October 31, 2020, primarily due to capitalization of costs related to the construction of a single tenant retail building, offset in part by depreciation. Other assets increased from $934,000 at April 30, 2020 to $1,544,000 at October 31, 2020, primarily due to an increase in prepaid expenses.

Accounts payable and accrued expenses increased from $3,125,000 at April 30, 2020 to $4,700,000 at October 31, 2020, primarily due to an increase in builders’ deposits and land development activity in New Mexico. Accrued pension costs decreased from $5,014,000 at April 30, 2020 to $3,195,000 at October 31, 2020, primarily due to a voluntary contribution of $1,847,000 to the Company’s defined benefit pension plan.

Financing Activities

Notes payable, net increased from $3,890,000 at April 30, 2020 to $5,803,000 at October 31, 2020, primarily due to additional borrowings to fund land development activities, partially offset by repayments made on outstanding borrowings.

Refer to Notes 8 and 17 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following outstanding financing facilities that were entered into prior to May 1, 2020:

•	Lomas Encantadas Subdivision.

o	In June 2019, BOKF, NA dba Bank of Albuquerque (“BOKF”) provided a non-revolving line of credit to Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $2,475,000. The outstanding principal amount of the loan was $105,000 as of October 31, 2020. LEDC made principal repayments of $1,538,000 during the six months ended October 31, 2020 and $675,000 during the year ended April 30, 2020. The interest rate on the loan at October 31, 2020 was 3.14%. The Company capitalized interest and fees related to this loan of $16,000 and $2,000 for the six months ended October 31, 2020 and October 31, 2019 and $4,000 and $2,000 for the three months ended October 31, 2020 and October 31, 2019. The total book value of the property mortgaged pursuant to this loan was $3,049,000 as of October 31, 2020. At October 31, 2020, LEDC was in compliance with the financial covenants contained within the loan documentation.

o	In September 2020, LEDC entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements.

▪	Initial Available Principal: Pursuant to the loan documentation, BOKF agrees to lend up to $2,400,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

▪	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $26,500 as of October 31, 2020. LEDC made no principal repayments during the six months ended October 31, 2020. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,144,000 on or before December 22, 2022, $572,000 on or before March 22, 2023, $572,000 on or before June 22, 2023 and $112,000 on or before September 22, 2023. The outstanding principal amount of the loan may be prepaid at any time without penalty.

▪	Maturity Date: The loan is scheduled to mature in September 2023.

▪	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. The interest rate on the loan at October 31, 2020 was 3.75%.

▪	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $44,000.

LEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. At October 31, 2020, LEDC was in compliance with the financial covenants contained in the loan documentation. The total book value of the property mortgaged pursuant to this loan was $289,000 as of October 31, 2020. The Company’s capitalized interest and fees related to this loan were immaterial during the three and six months ended October 31, 2020.

•	Hawk Site Subdivision. In February 2020, Sandia Laboratory Federal Credit Union (“SLFCU”) provided a revolving line of credit to Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $3,000,000, subject to certain limitations. The outstanding principal amount of the loan was $201,000 as of October 31, 2020. MHEDC made principal repayments of $1,935,000 during the six months ended October 31, 2020; MHEDC made no principal repayments during the year ended April 30, 2020. The interest rate on the loan at October 31, 2020 was 4.5%. The Company capitalized interest and fees related to this loan of $1,000 during each of the three and six months ended October 31, 2020. The total book value of the property mortgaged pursuant to this loan was $2,374,000 as of October 31, 2020. At October 31, 2020, MHEDC was in compliance with the financial covenants contained within the loan documentation.

•	Las Fuentes at Panorama Village Subdivision. In January 2020, BOKF provided a non-revolving line of credit to Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company. The initial available principal amount of the loan was $2,750,000. The outstanding principal amount of the loan was $2,514,000 as of October 31, 2020. LFV made no principal repayments during the six months ended October 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at October 31, 2020 was 3.06%. The Company capitalized interest and fees related to this loan of $1,000 and $19,000 during the three and six months ended October 31, 2020. The total book value of the property mortgaged pursuant to this loan was $2,884,000 as of October 31, 2020. At October 31, 2020, LFV was in compliance with the financial covenants contained within the loan documentation.

•	Meso AM Subdivision.

o	Acquisition Financing: The acquisition of the Meso AM subdivision in Bernalillo County, New Mexico in June 2020 by Lavender Fields, LLC (“LF”), a subsidiary of the Company, included $1,838,000 of deferred purchase price, of which $919,000 is payable without interest on or before June 2021 and $919,000 is payable without interest on or before June 2022. The total book value of the property mortgaged to secure payment of a note reflecting the deferred purchase price was $4,511,000 as of October 31, 2020. At October 31, 2020, LF was in compliance with the financial covenants contained within the loan documentation.

o	Development Financing. In June 2020, BOKF provided a non-revolving line of credit to LF. The initial available principal amount of the loan was $3,750,000. The outstanding principal amount of the loan was $852,000 as of October 31, 2020. LF made no principal repayments during the six months ended October 31, 2020. The interest rate on the loan at October 31, 2020 was 3.75%. The Company capitalized interest and fees related to this loan of $3,000 during each of the three and six months ended October 31, 2020. The total book value of the property mortgaged pursuant to this loan was $4,511,000 as of October 31, 2020. At October 31, 2020, LF was in compliance with the financial covenants contained within the loan documentation.

•	SBA Paycheck Protection Program. In April 2020, BOKF provided a loan to the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration. The amount of the loan was $298,000. The outstanding principal amount of the loan was $298,000 as of October 31, 2020. The Company made no principal repayments during the six months ended October 31, 2020 or during the year ended April 30, 2020. The interest rate on the loan at October 31, 2020 was 1.0%. The Company did not capitalize any interest or fees related to this loan during the six months ended October 31, 2020. At October 31, 2020, the Company was in compliance with the financial covenants contained within the loan documentation. The loan provides that all or a portion of the principal balance may be forgiven if certain conditions are met.

The Company’s share repurchase activity is described below:

•	In August 2020, the Company repurchased 11,847 shares of common stock of the Company at a price of $4.48 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

•	In September 2020, the Board of Directors of the Company authorized the Company to purchase up to 1,000,000 shares of common stock of the Company from time to time pursuant to a share repurchase program, subject to the total expenditure for the purchase of shares under the share repurchase program not exceeding $5,000,000, exclusive of any fees, commissions and other expenses related to such repurchases. Under the share repurchase program, the Company may have repurchased its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company’s repurchases may have been executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions, and may have been effected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program did not obligate the Company to repurchase any specific number of shares and may have been suspended, modified or terminated at any time without prior notice. The share repurchase program did not contain a time limitation during which repurchases are permitted to occur. In October 2020, the Company repurchased 675,616 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

•	In November 2020, the Company repurchased 143,482 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction during the three months ended October 31, 2020. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. The share repurchase was not completed pursuant to the Company’s share repurchase program.

•	In November 2020, the Company’s share repurchase program was terminated.

Investing Activities

Capital expenditures were $3,000 and $3,000 for the three and six months ended October 31, 2020 compared to $1,000 and $26,000 for the three and six months ended October 31, 2019, primarily due to purchases of office furniture and computer equipment.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s expected liquidity sources, (2) the availability of bank financing for projects, (3) the utilization of existing bank financing, (4) the timing of development of land held as investment assets, (5) the backlog of homes under contract and the dollar amount of expected sales revenue when such homes are closed, (6) the offering of sales incentives to home buyers, (7) the effect of recent accounting pronouncements, (8) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (9) the future issuance of deferred common share units to directors of the Company, (10) the future business conditions that may be experienced by the Company and (11) the forgiveness of any amounts due under the loan issued pursuant to the Paycheck Protection Program. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of October 31, 2020 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of common stock of the Company made during each month within the three months ended October 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2020 – August 31, 2020	11,847 (2)	$4.48	-	-
September 1, 2020 – September 30, 2020	-	-	-	1,000,000
October 1, 2020 – October 31, 2020	675,616 (3)	6.18	675,616	324,384
Total	687,463	$6.15	675,616	324,384

_____________________________

(1)            In September 2020, the Board of Directors of the Company authorized the Company to purchase up to 1,000,000 shares of common stock of the Company from time to time pursuant to a share repurchase program, subject to the total expenditure for the purchase of shares under the share repurchase program not exceeding $5,000,000, exclusive of any fees, commissions and other expenses related to such repurchases. As of October 31, 2020, the share repurchase program had 324,384 shares that may yet be purchased under the program, subject to the total expenditure for the purchase of such shares not exceeding an additional $824,693, exclusive of any fees, commissions and other expenses related to such repurchases. Under the share repurchase program, the Company may have repurchased its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company’s repurchases may have been executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions, and may have been effected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program did not obligate the Company to repurchase any specific number of shares and may have been suspended, modified or terminated at any time without prior notice. The share repurchase program did not contain a time limitation during which repurchases are permitted to occur. In November 2020, the Company’s share repurchase program was terminated.

(2)           In August 2020, the Company repurchased 11,847 shares of common stock of the Company at a price of $4.48 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. The share repurchase was not completed pursuant to a publicly announced share repurchase program of the Company.

(3)           In October 2020, the Company repurchased 675,616 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. The share repurchase was completed pursuant to a publicly announced share repurchase program of the Company.

Item 6. Exhibits

Exhibit Number	Description

3.1	By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 9, 2020)

10.1	Development Loan Agreement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.2	Non-Revolving Line of Credit Promissory Note, dated September 22, 2020, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.3	Mortgage, Security Agreement and Financing Statement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.4	Guaranty Agreement, dated as of September 22, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2020	AMREP CORPORATION (Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 9, 2020)

10.1	Development Loan Agreement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.2	Non-Revolving Line of Credit Promissory Note, dated September 22, 2020, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.3	Mortgage, Security Agreement and Financing Statement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.4	Guaranty Agreement, dated as of September 22, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase