Form 10-Q
period 2021-01-31
AMREP CORP.
filed 2021-03-11
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 5, 2021 – 7,323,370.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	January 31, 2021	April 30, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,406	$17,502
Real estate inventory	55,607	53,449
Investment assets, net	18,818	18,644
Other assets	1,225	934
Taxes receivable, net	57	57
Deferred income taxes, net	4,779	6,080
TOTAL ASSETS	$95,892	$96,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$4,076	$3,125
Notes payable, net	5,200	3,890
Accrued pension costs	3,209	5,014
TOTAL LIABILITIES	12,485	12,029

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 7,323,370 at January 31, 2021 and 8,358,154 at April 30, 2020	730	836
Capital contributed in excess of par value	45,072	51,334
Retained earnings	43,802	43,149
Accumulated other comprehensive loss, net	(6,197)	(6,467)
Treasury stock, at cost – 225,250 shares at April 30, 2020	-	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	83,407	84,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$95,892	$96,666

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three Months Ended January 31, 2021 and 2020
(Amounts in thousands, except per share amounts)

	2021	2020
REVENUES:
Land sale revenues	$5,957	$4,477
Home sale revenues	1,261	-
Rental revenues	86	114
Other	560	696
Total Revenues	7,864	5,287

COSTS AND EXPENSES:
Land sale cost of revenues	2,916	3,553
Home sale cost of revenues	1,082	-
General and administrative expenses	1,342	1,058
Operating expenses	5,340	4,611
Operating income	2,524	676
Interest (expense) income, net	(21)	58
Other income	300	-
Income before income taxes	2,803	734
Provision for income taxes	710	396
Net income	$2,093	$338

Basic earnings per share	$0.29	$0.04
Diluted earnings per share	$0.28	$0.04
Weighted average number of common shares outstanding – basic	7,343	8,138
Weighted average number of common shares outstanding – diluted	7,372	8,174

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Nine Months Ended January 31, 2021 and 2020
(Amounts in thousands, except per share amounts)

	2021	2020
REVENUES:
Land sale revenues	$17,970	$12,291
Home sale revenues	1,463	-
Rental revenues	588	796
Other	1,305	927
Total Revenues	21,326	14,014

COSTS AND EXPENSES:
Land sale cost of revenues	12,028	9,979
Home sale cost of revenues	1,256	-
General and administrative expenses	4,306	6,745
Operating expenses	17,590	16,724
Operating income (loss)	3,736	(2,710)
Interest (expense) income, net	(27)	323
Other income	950	-
Income (loss) before income taxes	4,659	(2,387)
Provision (benefit) for income taxes	1,175	(360)
Net income (loss)	$3,484	$(2,027)

Basic earnings (loss) per share	$0.44	$(0.25)
Diluted earnings (loss) per share	$0.44	$(0.25)
Weighted average number of common shares outstanding – basic	7,872	8,129
Weighted average number of common shares outstanding – diluted	7,903	8,129

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended January 31, 2021 and 2020

(Amounts in thousands)

	Three Months ended January 31,
	2021	2020
Net income	$2,093	$338
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($42 in 2021 and $24 in 2020)	90	77
Other comprehensive income	90	77
Total comprehensive income	$2,183	$415

	Nine months ended January 31,
	2021	2020
Net income (loss)	$3,484	$(2,027)
Other comprehensive income, net of tax:
Pension settlement, net of tax ($880 in 2020)	-	2,049
Decrease in pension liability, net of tax ($126 in 2021 and $134 in 2020)	270	329
Other comprehensive income	270	2,378
Total comprehensive income	$3,754	$351

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended January 31, 2021 and 2020

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, November 1, 2020	7,692	$768	$47,216	$44,540	$(6,287)	$(4,215)	$82,022
Issuance of deferred common share units	-	-	90	-	-	-	90
Repurchase of common stock	(144)	(14)	(874)	-	-	-	(888)
Retirement of treasury stock	(225)	(24)	(1,360)	(2,831)	-	4,215	-
Net income	-	-	-	2,093	-	-	2,093
Other comprehensive income	-	-	-	-	90	-	90
Balance, January 31, 2021	7,323	$730	$45,072	$43,802	$(6,197)	-	$83,407

Balance, November 1, 2019	8,362	$836	$51,261	$46,687	$(4,730)	$(4,215)	$89,839
Issuance of deferred common share units	-	-	100	-	-	-	100
Net income	-	-	-	338	-	-	338
Other comprehensive income	-	-	-	-	77	-	77
Balance, January 31, 2020	8,362	$836	$51,361	$47,025	$(4,653)	$(4,215)	$90,354

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

Nine Months Ended January 31, 2021 and 2020

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637
Issuance of restricted common stock	9	1	41	-	-	-	42
Issuance of deferred common share units	-	-	90	-	-	-	90
Issuance of common stock settled from deferred common share units	12	-	-	-	-	-	-
Repurchase of common stock	(831)	(83)	(5,033)	-	-	-	(5,116)
Retirement of treasury stock	(225)	(24)	(1,360)	(2,831)	-	4,215	-
Net income	-	-	-	3,484	-	-	3,484
Other comprehensive income	-	-	-	-	270	-	270
Balance, January 31, 2021	7,323	$730	$45,072	$43,802	$(6,197)	-	$83,407

Balance, May 1, 2019	8,353	$835	$51,205	$49,052	$(7,031)	$(4,215)	$89,846
Issuance of restricted common stock	9	1	56	-	-	-	57
Issuance of deferred common share units	-	-	100	-	-	-	100
Net loss	-	-	-	(2,027)	-	-	(2,027)
Other comprehensive income	-	-	-	-	2,378	-	2,378
Balance, January 31, 2020	8,362	$836	$51,361	$47,025	$(4,653)	$(4,215)	$90,354

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended January 31, 2021 and 2020
(Amounts in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,484	$(2,027)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	424	381
Amortization of debt issuance costs	30	56
Non-cash credits and charges:
Interest earned on deferred purchase price	-	(196)
Stock-based compensation	132	107
Deferred income tax provision (benefit)	1,301	(336)
Net periodic pension cost	298	189
Gain on debt forgiveness	(300)	-
Pension settlement	-	2,929
Deferred Rent	-	154
Changes in assets and liabilities:
Real estate inventory and investment assets	(2,750)	2,907
Other assets	(297)	(399)
Accounts payable and accrued expenses	951	487
Accrued pension costs	(1,847)	(3,600)
Total adjustments	(2,058)	2,679
Net cash provided by operating activities	1,426	652
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3)	(18)
Net cash used in investing activities	(3)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	5,466	986
Principal debt payments	(3,782)	(1,385)
Payments for debt issuance costs	(87)	-
Repurchase of common stock	(5,116)	-
Net cash used in financing activities	(3,519)	(399)

(Decrease) increase in cash, cash equivalents and restricted cash	(2,096)	235
Cash, cash equivalents and restricted cash, beginning of period	17,502	14,236
Cash, cash equivalents and restricted cash, end of period	$15,406	$14,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$52	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$198

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended January 31, 2021 and 2020

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2021 and 2020 are to the fiscal years ending April 30, 2021 and 2020.

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

Revenue Recognition

•	Home sale revenues: The Company accounts for revenue from home sales in accordance with Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606). Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. Generally, the Company’s performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In general, the Company’s performance obligation for each of the home sales is fulfilled upon the delivery of the completed home, which generally coincides with the receipt of cash consideration from the counterparty. If the Company’s performance obligations are not complete upon the home closing, the Company defers a portion of the home sale revenues related to the outstanding obligations and subsequently recognizes that revenue upon completion of such obligations. As of January 31, 2021, the home sale revenues and related costs the Company deferred related to these obligations were immaterial.

•	Forfeited customer deposits: Forfeited customer deposits for homes are recognized in “Home sale revenues” in the period in which the Company determines that the customer will not complete the purchase of the home and the Company has the right to retain the deposit.

•	Sales incentives: In order to promote sales of homes, the Company may offer home buyers sales incentives. These incentives vary by type and amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sale revenues.

•	Home sale cost of revenues. Home construction and related costs are capitalized as incurred within real estate inventory under the specific identification method on the consolidated balance sheet and are charged to home sale cost of revenues on the consolidated statement of operations when the related home is sold.

New Accounting Pronouncements

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

(2)       RESTRICTED CASH

The following provides a reconciliation of the Company’s cash, cash equivalents and restricted cash as reported in the consolidated statement of cash flows for the nine months ended January 31, 2020:

	January 31,	April 30,
	2020	2019

	(in thousands)
Cash and cash equivalents	$14,166	$13,267
Restricted cash	305	969
Total cash, cash equivalents and restricted cash	$14,471	$14,236

There was no restricted cash at January 31, 2021 and April 30, 2020.

(3)       REAL ESTATE INVENTORY

Real estate inventory consists of:

	January 31,	April 30,
	2021	2020
	(in thousands)
Land held for development or sale	$54,351	$53,405
Homebuilding construction in process and completed inventory	1,256	44
	$55,607	$53,449

Land held for development or sale represents property located in areas that are planned to be developed or sold in the near term. As of January 31, 2021 and April 30, 2020, the Company held approximately 6,000 acres of land in New Mexico classified as land held for development. Homebuilding construction in process and completed inventory related to residential homes inventory and construction costs for residential homes being built and offered for sale by the homebuilding business segment.

(4)        INVESTMENT ASSETS, NET

Investment assets, net consist of:

	January 31,	April 30,
	2021	2020

	(in thousands)
Land held for long-term investment	$9,775	$9,751
Construction in process	-	2,320
Buildings	15,993	13,096
Less accumulated depreciation	(6,950)	(6,523)
Buildings, net	9,043	6,573
	$18,818	$18,644

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and thus has not been offered for sale. As of January 31, 2021 and April 30, 2020, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

Buildings are comprised of 204,000 square feet of warehouse and office buildings in Palm Coast, Florida and a 14,000 square foot retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico. Depreciation associated with the buildings was $415,000 and $366,000 for the nine months ended January 31, 2021 and January 31, 2020 and $152,000 and $87,000 for the three months ended January 31, 2021 and January 31, 2020. Construction in process related to the construction costs of such 14,000 square foot retail building, which was completed during the nine months ended January 31, 2021.

(5)         OTHER ASSETS

Other assets consist of:

	January 31,	April 30,
	2021	2020

	(in thousands)
Prepaid expenses	$874	$464
Receivables	44	156
Right-of-use assets associated with leases of office facilities	109	109
Other assets	170	170
Property and equipment	219	217
Less accumulated depreciation	(191)	(182)
Property and equipment, net	28	35
	$1,225	$934

Prepaid expenses as of January 31, 2021 primarily consist of prepaid insurance, stock compensation, prepayments for office rent, brokers commission related to a building lease and security deposits for the buildings in Palm Coast, Florida. Prepaid expenses as of January 31, 2020 primarily consist of prepaid insurance, stock compensation and in-process prepayments of amounts due under a public improvement district.

Depreciation expense associated with property and equipment was $9,000 and $13,000 for the nine months ended January 31, 2021 and January 31, 2020 and $2,000 and $4,000 for the three months ended January 31, 2021 and January 31, 2020.

(6)       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	January 31,	April 30,
	2021	2020

	(in thousands)
Real estate operations
Accrued expenses	$930	$518
Trade payables	649	1,146
Real estate customer deposits	1,795	1,117
Other	76	-
	3,450	2,781
Corporate operations	626	344
	$4,076	$3,125

(7)       NOTES PAYABLE

Notes payable, net consist of:

	January 31,	April 30,
	2021	2020

	(in thousands)
Real estate notes payable	$5,261	$3,894
Unamortized debt issuance costs	(61)	(4)
	$5,200	$3,890

Refer to Notes 8 and 17 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following outstanding financing facilities that were entered into prior to May 1, 2020.

•	Lomas Encantadas Subdivision. In September 2020, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements.

○	Initial Available Principal: Pursuant to the loan documentation, BOKF agrees to lend up to $2,400,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

○	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $27,000 as of January 31, 2021. LEDC made no principal repayments during the nine months ended January 31, 2021. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,144,000 on or before December 22, 2022, $572,000 on or before March 22, 2023, $572,000 on or before June 22, 2023 and $112,000 on or before September 22, 2023. The outstanding principal amount of the loan may be prepaid at any time without penalty.

○	Maturity Date: The loan is scheduled to mature in September 2023.

○	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. The interest rate on the loan at January 31, 2021 was 3.75%.

○	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $44,000.

LEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized no interest or fees related to this loan during the three months ended January 31, 2021 and interest and fees of $27,000 during the nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $761,000 as of January 31, 2021. At January 31, 2021, LEDC was in compliance with the financial covenants contained in the loan documentation.

•	Hawk Site Subdivision.

o	In February 2020, Sandia Laboratory Federal Credit Union (“SLFCU”) provided a revolving line of credit to Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $3,000,000, subject to certain limitations. There was no outstanding principal on the loan as of January 31, 2021. MHEDC made principal repayments of $2,139,000 during the nine months ended January 31, 2021; MHEDC made no principal repayments during the year ended April 30, 2020. The interest rate on the loan at January 31, 2021 was 4.5%. The Company capitalized interest and fees related to this loan of $2,000 and $7,000 during the three and nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $2,602,000 as of January 31, 2021. At January 31, 2021, MHEDC was in compliance with the financial covenants contained in the loan documentation.

○	In January 2021, Mountain Hawk West Development Company LLC (“MHWDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between MHWDC and BOKF, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed MHWDC’s obligations under each of the above agreements.

▪	Initial Available Principal: Pursuant to the loan documentation, BOKF agrees to lend up to $2,700,000 to MHWDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. The outstanding principal amount of the loan was $30,000 as of January 31, 2021.

▪	Repayments: MHWDC made no principal repayments during the nine months ended January 31, 2021. MHWDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,033,600 on or before October 21, 2022, $760,050 on or before January 21, 2023, $760,050 on or before April 21, 2023 and $146,300 on or before July 21, 2023. The outstanding principal amount of the loan may be prepaid at any time without penalty.

▪	Maturity Date: The loan is scheduled to mature in July 2023.

▪	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. The interest rate on the loan as of January 31, 2021 was 3.75%.

▪	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon MHWDC making a principal payment of $35,250 or $48,650 depending on the size of the lot.

MHWDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: MHWDC’s failure to make principal, interest or other payments when due; the failure of MHWDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of MHWDC or ASW being false; the insolvency or bankruptcy of MHWDC or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. MHWDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized no interest or fees related to this loan during the three and nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $1,298,000 as of January 31, 2021. At January 31, 2021, MHWDC was in compliance with the financial covenants contained in the loan documentation.

•	Las Fuentes at Panorama Village Subdivision. In January 2020, BOKF provided a non-revolving line of credit to Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company. The initial available principal amount of the loan was $2,750,000. The outstanding principal amount of the loan was $2,514,000 as of January 31, 2021. LFV made no principal repayments during the nine months ended January 31, 2021 or during the year ended April 30, 2020. The interest rate on the loan at January 31, 2021 was 3.04%. The Company capitalized no interest or fees related to this loan during the three months ended January 31, 2021 and $23,000 during the nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $2,850,000 as of January 31, 2021. At January 31, 2021, LFV was in compliance with the financial covenants contained in the loan documentation.

•	Meso AM Subdivision.

o	Acquisition Financing: The acquisition of the Meso AM subdivision in Bernalillo County, New Mexico in June 2020 by Lavender Fields, LLC (“LF”), a subsidiary of the Company, included $1,838,000 of deferred purchase price, of which $919,000 is payable without interest on or before June 2021 and $919,000 is payable without interest on or before June 2022. The total book value of the property mortgaged to secure payment of a note reflecting the deferred purchase price was $5,480,000 as of January 31, 2021. At January 31, 2021, LF was in compliance with the financial covenants contained in the loan documentation.

o	Development Financing. In June 2020, BOKF provided a non-revolving line of credit to LF. The initial available principal amount of the loan was $3,750,000. The outstanding principal amount of the loan was $852,000 as of January 31, 2021. LF made no principal repayments during the nine months ended January 31, 2021. The interest rate on the loan at January 31, 2021 was 3.75%. The Company capitalized interest and fees related to this loan of $8,000 and $11,000 during the three and nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $5,480,000 as of January 31, 2021. At January 31, 2021, LF was in compliance with the financial covenants contained in the loan documentation.

Refer to Note 8 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following expired or terminated financing facilities:

•	Lomas Encantadas Subdivision.

o	In December 2017, BOKF provided a non-revolving line of credit to LEDC. The initial available principal amount of the loan was $4,750,000. During the nine months ended January 31, 2020, LEDC made principal repayments of $182,000 and the Company capitalized interest and fees related to this loan of $4,000. The loan was terminated in June 2019.

o	In June 2019, BOKF provided a non-revolving line of credit to LEDC. The initial available principal amount of the loan was $2,475,000. LEDC made principal repayments of $1,643,000 during the nine months ended January 31, 2021 and $675,000 during the year ended April 30, 2020. The Company capitalized interest and fees related to this loan of $16,000 and $8,000 for the nine months ended January 31, 2021 and January 31, 2020 and $5,000 for the three months January 31, 2020. The loan was terminated in January 2021.

•	Hawk Site Subdivision. In 2019, Main Bank provided a non-revolving line of credit to Hawksite 27 Development Company, LLC (“HDC”), a subsidiary of the Company. The initial available principal amount of the loan was $1,800,000. During the nine months ended January 31, 2020, HDC made principal repayments of $390,000 and the Company capitalized interest and fees related to this loan of $20,000. The loan was terminated in August 2019.

•	SBA Paycheck Protection Program. In April 2020, BOKF provided a loan to the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration. The amount of the loan was $298,000. The Company made no principal repayments during the nine months ended January 31, 2021 or during the year ended April 30, 2020. The Company accrued interest in the amount of $2,000 related to this loan during the nine months ended January 31, 2021. During the three months ended January 31, 2021, the Company received notice of forgiveness pursuant to the terms of the program of the entire principal amount of the loan and all accrued interest. The Company recognized this gain on debt forgiveness in Other income during the three and nine months ending January 31, 2021.

The following table summarizes the scheduled principal repayments subsequent to January 31, 2021 with respect to the outstanding financing facilities as of January 31, 2021:

Fiscal Year	Scheduled Payments (in thousands)
2021	$936
2022	1,866
2023	101
2024	72
2025	75
Thereafter	2,211
Total	$5,261

(8)       REVENUES

Land sale revenues. Land sale revenues consist of:

	Three Months Ended January 31,		Nine months Ended January 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Land sale revenues - New Mexico	$5,957	$3,812	$17,970	$11,626
Land sale revenues - corporate	-	665	-	665
	$5,957	$4,477	$17,970	$12,291

Substantially all of the land sale revenues in New Mexico were received from four customers for the nine months ended January 31, 2021 and January 31, 2020 and also for the three months ended January 31, 2021 and January 31, 2020. Corporate land sale revenues resulted from the sale of two undeveloped properties in Palm Coast, Florida during the three and nine months ended January 31, 2020.

Home sale revenues. Home sale revenues are from homes constructed and sold by the Company in the Albuquerque metropolitan area. Home sale revenues were received from six and seven customers during the three months and nine months ended January 31, 2021.

Rental revenues. Rental revenues consist of rent received from tenants at the Company’s warehouse and office buildings in Palm Coast, Florida and at a retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico.

Other revenues. Other revenues consist of:

	Three Months Ended January 31,		Nine months Ended January 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Oil & gas royalties	$46	$499	$82	$499
Private infrastructure reimbursement covenants	84	-	462	231
Public improvement district reimbursements	110	26	354	26
Miscellaneous other revenues	320	171	407	171
	$560	$696	$1,305	$927

Refer to Note 9 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each category of other revenues.

The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. The lease to a third party with respect to such mineral rights expired in September 2020 and no drilling had commenced with respect to such mineral rights. The Company did not record any revenue in the nine months ended 2021 related to this lease.

Miscellaneous other revenues for the three and nine months ended January 31, 2021 primarily consist of payments for impact fee credits and for installation of telecommunications equipment in subdivisions. Miscellaneous other revenues for the three and nine months ended January 31, 2020 primarily consist of forfeited deposits and non-refundable option payments.

(9)       LAND SALE COST OF REVENUES

Land sale cost of revenues consist of:

	Three Months Ended January 31,		Nine months Ended January 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Land sale cost of revenues - New Mexico	$2,916	$3,076	$12,028	$9,502
Land sale cost of revenues - corporate	-	477	-	477
	$2,916	$3,553	$12,028	$9,979

(10)       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of:

	Three Months Ended January 31,		Nine months Ended January 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Land development	$829	$564	$1,826	$1,826
Homebuilding	137	-	368	12
Corporate	376	494	2,112	4,907
	$1,342	$1,058	$4,306	$6,745

Corporate general and administrative expenses included a non-cash pre-tax pension settlement charge of $2,929,000 in the nine months ended January 31, 2020, due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees. No such settlement expense was incurred in 2021.

(11)       BENEFIT PLANS

Pension Plan

Refer to Note 11 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recognized other comprehensive income of $270,000 and $2,378,000 for the nine months ended January 31, 2021 and January 31, 2020 and $90,000 and $77,000 for the three months ended January 31, 2021 and January 31, 2020 related to a decrease in the Company’s pension liability, net of tax. The Company funds the pension plan in compliance with IRS funding requirements. The Company made voluntary contributions to the pension plan of $1,847,000 during the nine months ended January 31, 2021 and $3,600,000 during the nine months ended January 31, 2020.

Equity Compensation Plan

Refer to Note 11 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The Company issued 9,000 shares of restricted common stock under the Equity Plan during each of the nine months ended January 31, 2021 and January 31, 2020. During the nine months ended January 31, 2021 and January 31, 2020, 12,834 shares and 14,833 shares of restricted common stock previously issued under the Equity Plan vested. As of January 31, 2021 and January 31, 2020, 29,000 shares and 36,834 shares of restricted common stock previously issued under the Equity Plan had not vested. The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $27,000 and $83,000 for the nine months ended January 31, 2021 and January 31, 2020 and $20,000 and $29,000 for the three months ended January 31, 2021 and January 31, 2020. As of January 31, 2021 and January 31, 2020, there was $53,000 and $105,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

In connection with the resignation of a director in September 2020, the Company (i) issued 12,411 shares of common stock in October 2020 pursuant to an equivalent number of deferred common share units previously issued to such director and (ii) paid $20,000 in September 2020 to such director in lieu of issuance of deferred common share units earned for calendar year 2020. The Company recognized non-cash expense related to deferred common share units expected to be issued to non-employee members of the Company’s Board of Directors of $57,500 and $60,000 for the nine months ended January 31, 2021 and January 31, 2020 and $15,000 and $20,000 for the three months ended January 31, 2021 and January 31, 2020.

(12)       INTEREST (EXPENSE) INCOME, NET

Interest (expense) income, net consists of:

	Three Months Ended January 31,		Nine months Ended January 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Interest income on savings	$2	$26	$10	$127
Interest income on notes	-	-	1	-
Interest on deferred purchase price	-	32	-	196
Interest expense	(23)	-	(38)	-
	$(21)	$58	$(27)	$323

Refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the deferred purchase price with respect to a former business segment of the Company.

(13)       OTHER INCOME

Other income consists of:

	Three Months Ended January 31,		Nine months Ended January 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Settlement payment	$-	$-	$650	$-
Forgiveness of debt	300	-	300	-
	$300	$-	$950	$-

Settlement Payment. Other income for the nine months ended January 31, 2021 included a settlement payment of $650,000 from a former business segment of the Company. Refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the former business segment of the Company. During the nine months ended January 31, 2021, affiliates of the Company and affiliates of this former business segment entered into a settlement agreement pursuant to which, among other things, the Company received $650,000 as a settlement payment and $350,000 for rent with respect to properties in Palm Coast, Florida for the period May 2020 through August 2020.

Forgiveness of Debt. Other income for the three and nine months ended January 31, 2021 included income from forgiveness of debt with respect to the loan received by the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration. Refer to Note 7 of the notes to these consolidated financial statements for detail regarding this debt forgiveness.

(14)       STOCK REPURCHASES

In August 2020, the Company repurchased 11,847 shares of common stock of the Company at a price of $4.48 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

In September 2020, the Board of Directors of the Company authorized the Company to purchase up to 1,000,000 shares of common stock of the Company from time to time pursuant to a share repurchase program, subject to the total expenditure for the purchase of shares under the share repurchase program not exceeding $5,000,000, exclusive of any fees, commissions and other expenses related to such repurchases. Under the share repurchase program, the Company was authorized to repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deemed appropriate, subject to market conditions, legal requirements and other considerations. The Company’s repurchases could be executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions, and could be effected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program did not obligate the Company to repurchase any specific number of shares and could be suspended, modified or terminated at any time without prior notice. The share repurchase program did not contain a time limitation during which repurchases were permitted to occur. In October 2020, the Company repurchased 675,616 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

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

(15)       TREASURY STOCK

During the three months ended January 31, 2021, 225,250 shares of common stock of the Company held as treasury stock were retired and returned to the status of authorized but unissued shares of common stock.

(16)        INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land Development	Homebuilding	Corporate	Consolidated
Three months ended January 31, 2021 (a):
Revenues	$6,531	$1,262	$71	$7,864

Net income (loss)	$2,284	$35	$(226)	$2,093
Provision for income taxes	483	7	220	710
Interest expense, net (b)	20	-	1	21
Depreciation	17	-	137	154
EBITDA (c)	$2,804	$42	$132	$2,978
Capital expenditures	$-	$3	$0	$3

Three months ended January 31, 2020 (a):
Revenues	$4,508	$-	$779	$5,287

Net income (loss)	$2,469	$-	$(2,131)	$338
Provision for income taxes	101	-	295	396
Interest income, net (b)	(5)	-	(53)	(58)
Depreciation	30	-	88	118
EBITDA (c)	$2,595	$-	$(1,801)	$794
Capital expenditures	$-	$-	$13	$13

Nine months ended January 31, 2021 (a):
Revenues	$19,376	$1,464	$486	$21,326

Net income (loss)	$4,684	$(116)	$(1,084)	$3,484
Provision (benefit) for income taxes	810	(44)	409	1,175
Interest expense (income), net (b)	30	-	(3)	27
Depreciation	40	-	384	424
EBITDA (c)	$5,564	$(160)	$(294)	$5,110
Capital expenditures	$-	$3	$-	$3
Total assets as of January 31, 2021	$76,580	$1,916	$17,498	$95,892

Nine months ended January 31, 2020 (a):
Revenues	$12,553	$-	$1,461	$14,014

Net income (loss)	$1,684	$-	$(3,711)	$(2,027)
Benefit for income taxes	(125)	-	(235)	(360)
Interest income, net (b)	(19)	-	(304)	(323)
Depreciation	13	-	368	381
EBITDA (c)	$1,553	$-	$(3,882)	$(2,329)
Capital expenditures	$5	$-	$13	$18
Total assets as of January 31, 2020	$68,259	$-	$29,055	$97,314

(a)	Revenue information provided for each segment may include amounts classified as rental revenues and other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.

(b)	Interest expense (income), net includes inter-segment interest expense (income) that is eliminated in consolidation.

(c)	The Company uses EBITDA (which the Company defines as income (loss) before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Prior to 2021, the Company operated in primarily one business segment: the real estate business.

(17)        SUBSEQUENT EVENTS

In February 2021, ASW entered into a Loan Agreement with BOKF. The Loan Agreement is evidenced by a Revolving Line of Credit Promissory Note and is secured by a Line of Credit Mortgage, Security Agreement and Fixture Filing, between ASW and BOKF, with respect to a 298-acre property within the Paseo Gateway subdivision located in Rio Rancho, New Mexico.

•	Available Principal: Pursuant to the loan documentation, BOKF agrees to lend up to $4,000,000 to ASW on a revolving line of credit basis for general corporate purposes.

•	Repayments: The outstanding principal amount of the loan may be prepaid at any time without penalty.

•	Maturity Date: The loan is scheduled to mature in February 2024.

•	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%.

ASW made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans, including the loan having a zero balance for two periods of fifteen consecutive days during each calendar year and ASW and its subsidiaries having at least $3.0 million of unencumbered and unrestricted cash, cash equivalents and marketable securities in order to be entitled to advances under the loan. The loan documentation contains customary events of default for similar financing transactions, including ASW’s failure to make principal, interest or other payments when due; the failure of ASW to observe or perform its covenants under the loan documentation; the representations and warranties of ASW being false; the insolvency or bankruptcy of ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. ASW incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales. All references to the Company in this quarterly report on Form 10-Q include the Registrant and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2020, which was filed with the Securities and Exchange Commission on July 27, 2020 (the “2020 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2021 and 2020 are to the fiscal years ending April 30, 2021 and 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2020 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2020 Form 10-K and in Note 1 to the consolidated financial statements included in this report on Form 10-Q. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2020 Form 10-K. There have been no changes in these critical accounting policies.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements contained in the 2020 Form 10-K and in Note 1 to the consolidated financial statements included in this report on Form 10-Q. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2020 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the nine months ended January 31, 2021 that had a material effect on its consolidated financial statements.

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

RESULTS OF OPERATIONS

For the three months ended January 31, 2021, the Company recorded net income of $2,093,000, or $0.29 per share, compared to net income of $338,000, or $0.04 per share, for the three months ended January 31, 2020. For the nine months ended January 31, 2021, the Company recorded net income of $3,484,000, or $0.44 per share, compared to a net loss of $2,027,000, or $0.25 per share, for the nine months ended January 31, 2020.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Three Months Ended January 31,			Nine months Ended January 31,
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Land sale revenues
Land sale revenues in New Mexico	$5,957	$3,812	56%	$17,970	$11,626	55%
Corporate land sale revenues	-	665	(a)	-	665	(a)
	5,957	4,477	33%	17,970	12,291	46%
Home sale revenues	1,261	-	(a)	1,463	-	(a)
Rental revenues	86	114	(25)%	588	796	(26)%
Other revenue	560	696	(20)%	1,305	927	41%
Total revenues	$7,864	$5,287	49%	$21,326	$14,014	52%

(a)	Percentage not meaningful.

•	Land sale revenues for the three and nine months ended January 31, 2021 were higher than the prior periods by $1,480,000 and $5,679,000, primarily due to increased demand for lots by builders offset by revenue of $665,000 from the sale of two undeveloped properties in Palm Coast, Florida during the three and nine months ended January 31, 2020. The Company’s land sales in New Mexico were as follows (dollars in thousands):

	Three Months Ended January 31, 2021			Three Months Ended January 31, 2020
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre
Developed
Residential	10.8	$5,615	$520	8.4	$3,696	$440
Commercial	-	-	-	-	-	-
Total Developed	10.8	5,615	520	8.4	3,696	440
Undeveloped	62.0	342	6	48.9	116	2
Total	72.8	$5,957	$82	57.3	$3,812	$67

	Nine months Ended January 31, 2021			Nine months Ended January 31, 2020
	Acres Sold	Revenue	Revenue Per Acre	Acres Sold	Revenue	Revenue Per Acre

Developed
Residential	35.9	$17,478	$486	26.8	$11,487	$429
Commercial	0.4	134	335	-	-	-
Total Developed	36.3	17,612	485	26.8	11,487	429
Undeveloped	64.0	358	6	52.5	139	3
Total	100.3	$17,970	$179	79.3	$11,626	$147

•	Home sale revenues for the three and nine months ended January 31, 2021 were higher than the prior periods by $1,261,000 and $1,463,000, due to the Company completing its first home sales to customers during 2021. The Company closed on six homes during the three months ended January 31, 2021 at an average selling price of $210,000. The Company closed on seven homes during the nine months ended January 31, 2021 at an average selling price of $209,000. As of January 31, 2021, the Company had 21 homes in production, including 6 homes under contract, which homes under contract represented approximately $1,370,000 of expected sales revenue when closed, subject to customer cancellations and change orders.

•	Rental revenues for the three and nine months ended January 31, 2021 were lower than the prior periods by $28,000 and $208,000 due to a decrease in rent received from tenants at the Company’s warehouse and office buildings in Palm Coast, Florida offset by a new lease at a retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico.

•

Other revenues for the three months ended January 31, 2021 were lower than the prior period by $136,000. Other revenues for the nine months ended January 31, 2021 were higher than the prior periods by $378,000. Other revenues consisted of:

	Three Months Ended January 31,		Nine months Ended January 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Oil & gas royalties	$46	$499	$82	$499
Private infrastructure reimbursement covenants	84	-	462	231
Public improvement district reimbursements	110	26	354	26
Miscellaneous other revenue	320	171	407	171
	$560	$696	$1,305	$927

Miscellaneous other revenues for the three and nine months ended January 31, 2021 primarily consisted of payments for impact fee credits and for installation of telecommunications equipment in subdivisions. Miscellaneous other revenues for the three and nine months ended January 31, 2020 primarily consisted of forfeited deposits and non-refundable option payments.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Three Months Ended January 31,			Nine months Ended January 31,
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Land sale costs
Cost of land sale revenues in New Mexico	$2,916	$3,076	(5)%	$12,028	$9,502	26%
Cost of corporate land sale revenues	-	477	(a)	-	477	(a)
	$2,916	$3,553	(18)%	$12,028	$9,979	21%
Home sale costs	$1,082	$-	(a)	$1,256	-	(a)

(a)	Percentage not meaningful.

•	Land sale cost of revenues in New Mexico for the three months ended January 31, 2021 were lower than the prior three month period by $160,000. Land sale cost of revenues in New Mexico for the nine months ended January 31, 2021 were higher than the prior nine month period by $2,526,000. The average gross profit percentage on land sales in New Mexico before indirect costs was 51% and 33% for the three and nine months ended January 31, 2021 compared to 19% and 18% for the three and nine months ended January 31, 2020. The profit percentage increase was attributable to the lower than estimated cost associated with certain completed projects and demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

•	Home sale cost of revenues for the three and nine months ended January 31, 2021 were higher than the prior periods by $1,082,000 and $1,256,000 due to the Company completing its first home sales to customers during 2021. Home sale gross margin was 14% for each of the three and nine months ended January 31, 2021.

General and Administrative Expenses. The following presents select information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Three Months Ended January 31,			Nine months Ended January 31,
	2021	2020	% Increase (Decrease)	2021	2020	% Increase (Decrease)
Land development	$829	$564	47%	$1,826	$1,826	-
Homebuilding	137	-	(a)	368	12	(a)
Corporate	376	494	(24)%	2,112	4,907	(57)%
	$1,342	$1,058	27%	$4,306	$6,745	(36)%

(a)	Percentage not meaningful.

•	Land development general and administrative expenses for the three months ended January 31, 2021 were higher than the prior three month period by $265,000, primarily due to the allocation of costs from corporate to land development, increased employee hiring and increased health care benefit costs. Land development general and administrative expenses for the nine months ended January 31, 2021 were substantially similar to the prior nine month period.

•	Homebuilding general and administrative expenses for the three and nine months ended January 31, 2021 were higher than the prior periods by $137,000 and $356,000, due to homebuilding being a new business segment.

•	Corporate general and administrative expenses for the three months ended January 31, 2021 were lower than the prior period by $118,000, primarily due to the allocation of costs from corporate to land development. Corporate general and administrative expenses for the nine months ended January 31, 2021 were lower than the prior period by $2,795,000, primarily due to a non-cash pre-tax pension settlement charge of $2,929,000 in the nine months ended January 31, 2020 as a result of the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees.

Interest (expense) income, net decreased to $(21,000) and $(27,000) for the three and nine months ended January 31, 2021 from $58,000 and $323,000 for the three and nine months ended January 31, 2020, primarily due to a reduction in interest rates on cash balances and the elimination of the deferred purchase price and interest accrual related thereto with respect to the sale of the Company’s fulfillment services business (refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the non-cash impairment charge of the deferred purchase price related to the sale of the Company’s fulfillment services business).

Other income of $950,000 for the nine months ended January 31, 2021 consisted of a settlement payment of $650,000 from a former business segment of the Company (refer to Note 2 to the consolidated financial statements contained in the 2020 Form 10-K for detail regarding the settlement agreement) and $300,000 of debt forgiveness. Other income of $300,000 for the three months ended January 31, 2021 consisted of debt forgiveness.

The Company had a provision for income taxes of $710,000 and $1,175,000 for the three and nine months ended January 31, 2021 compared to a provision for income taxes of $396,000 and $(360,000) for the three and nine months ended January 31, 2020. This change is caused by the three and nine months ended January 31, 2021 reporting income in both periods, compared to the three and nine months ended January 31, 2020 reporting a loss for the three month period and income for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects, a revolving line of credit and existing cash balances. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the real estate industry and the economy generally. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K.

Operating Activities

Real estate inventory increased from $53,449,000 at April 30, 2020 to $55,607,000 at January 31, 2021, primarily due to increased land development activity, the acquisition of land and homebuilding construction, offset in part by land and home sales. During the three months ended January 31, 2021, the Company acquired 24 finished residential lots in the Volterra/Juan Tabo Hills Estates subdivision in Albuquerque, New Mexico that are classified as land held for sale within real estate inventory. Investment assets, net increased from $18,644,000 at April 30, 2020 to $18,818,000 at January 31, 2021, primarily due to capitalization of costs related to the construction of a single tenant retail building, offset in part by depreciation. Other assets increased from $934,000 at April 30, 2020 to $1,225,000 at January 31, 2021, primarily due to an increase in prepaid expenses.

Accounts payable and accrued expenses increased from $3,125,000 at April 30, 2020 to $4,076,000 at January 31, 2021, primarily due to an increase in builders’ deposits and land development activity in New Mexico. Accrued pension costs decreased from $5,014,000 at April 30, 2020 to $3,209,000 at January 31, 2021, primarily due to a voluntary contribution of $1,847,000 to the Company’s defined benefit pension plan.

Financing Activities

Notes payable, net increased from $3,890,000 at April 30, 2020 to $5,200,000 at January 31, 2021, primarily due to additional borrowings to fund land development activities, partially offset by repayments made on outstanding borrowings.

Refer to Notes 8 and 17 to the consolidated financial statements contained in the 2020 Form 10-K for additional detail about each of the following outstanding financing facilities that were entered into prior to May 1, 2020:

•	Revolving Line of Credit. In February 2021, AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, entered into a Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Loan Agreement is evidenced by a Revolving Line of Credit Promissory Note and is secured by a Line of Credit Mortgage, Security Agreement and Fixture Filing, between ASW and BOKF, with respect to a 298-acre property within the Paseo Gateway subdivision located in Rio Rancho, New Mexico.

o	Available Principal: Pursuant to the loan documentation, BOKF agrees to lend up to $4,000,000 to ASW on a revolving line of credit basis for general corporate purposes.

o	Repayments: The outstanding principal amount of the loan may be prepaid at any time without penalty.

o	Maturity Date: The loan is scheduled to mature in February 2024.

o	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%.

ASW made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans, including the loan having a zero balance for two periods of fifteen consecutive days during each calendar year and ASW and its subsidiaries having at least $3.0 million of unencumbered and unrestricted cash, cash equivalents and marketable securities in order to be entitled to advances under the loan. The loan documentation contains customary events of default for similar financing transactions, including ASW’s failure to make principal, interest or other payments when due; the failure of ASW to observe or perform its covenants under the loan documentation; the representations and warranties of ASW being false; the insolvency or bankruptcy of ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. ASW incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan.

•	Lomas Encantadas Subdivision.

o	In June 2019, BOKF provided a non-revolving line of credit to Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $2,475,000. LEDC made principal repayments of $1,643,000 during the nine months ended January 31, 2021 and $675,000 during the year ended April 30, 2020. The Company capitalized interest and fees related to this loan of $16,000 and $8,000 for the nine months ended January 31, 2021 and January 31, 2020 and $5,000 for the three months January 31, 2020. The loan was terminated in January 2021.

o	In September 2020, LEDC entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements.

▪	Initial Available Principal: Pursuant to the loan documentation, BOKF agrees to lend up to $2,400,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision.

▪	Outstanding Principal Amount and Repayments: The outstanding principal amount of the loan was $27,000 as of January 31, 2021. LEDC made no principal repayments during the nine months ended January 31, 2021. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,144,000 on or before December 22, 2022, $572,000 on or before March 22, 2023, $572,000 on or before June 22, 2023 and $112,000 on or before September 22, 2023. The outstanding principal amount of the loan may be prepaid at any time without penalty.

▪	Maturity Date: The loan is scheduled to mature in September 2023.

▪	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. The interest rate on the loan at January 31, 2021 was 3.75%.

▪	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $44,000.

LEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. LEDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized no interest or fees related to this loan during the three months ended January 31, 2021 and interest and fees of $27,000 during the nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $761,000 as of January 31, 2021. At January 31, 2021, LEDC was in compliance with the financial covenants contained in the loan documentation.

•	Hawk Site Subdivision.

o	In February 2020, Sandia Laboratory Federal Credit Union (“SLFCU”) provided a revolving line of credit to Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company. The initial available principal amount of the loan was $3,000,000, subject to certain limitations. There was no outstanding principal on the loan as of January 31, 2021. MHEDC made principal repayments of $2,139,000 during the nine months ended January 31, 2021; MHEDC made no principal repayments during the year ended April 30, 2020. The interest rate on the loan at January 31, 2021 was 4.5%. The Company capitalized interest and fees related to this loan of $$2,000 and $7,000 during the three and nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $2,602,000 as of January 31, 2021. At January 31, 2021, MHEDC was in compliance with the financial covenants contained in the loan documentation.

o	In January 2021, Mountain Hawk West Development Company LLC (“MHWDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between MHWDC and BOKF, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed MHWDC’s obligations under each of the above agreements.

▪	Initial Available Principal: Pursuant to the loan documentation, BOKF agrees to lend up to $2,700,000 to MHWDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. The outstanding principal amount of the loan was $30,000 as of January 31, 2021.

▪	Repayments: MHWDC made no principal repayments during the nine months ended January 31, 2021. MHWDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,033,600 on or before October 21, 2022, $760,050 on or before January 21, 2023, $760,050 on or before April 21, 2023 and $146,300 on or before July 21, 2023. The outstanding principal amount of the loan may be prepaid at any time without penalty.

▪	Maturity Date: The loan is scheduled to mature in July 2023.

▪	Interest Rate: Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%.

▪	Lot Release Price: BOKF is required to release the lien of its mortgage on any lot upon MHWDC making a principal payment of $35,250 or $48,650 depending on the size of the lot.

MHWDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: MHWDC’s failure to make principal, interest or other payments when due; the failure of MHWDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of MHWDC or ASW being false; the insolvency or bankruptcy of MHWDC or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. MHWDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized no interest or fees related to this loan during the three and nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $1,298,000 as of January 31, 2021. At January 31, 2021, MHWDC was in compliance with the financial covenants contained in the loan documentation.

•	Las Fuentes at Panorama Village Subdivision. In January 2020, BOKF provided a non-revolving line of credit to Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company. The initial available principal amount of the loan was $2,750,000. The outstanding principal amount of the loan was $2,514,000 as of January 31, 2021. LFV made no principal repayments during the nine months ended January 31, 2021 or during the year ended April 30, 2020. The interest rate on the loan at January 31, 2021 was 3.04%. The Company capitalized no interest or fees related to this loan during the three months ended January 31, 2021 and $23,000 during the nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $2,850,000 as of January 31, 2021. At January 31, 2021, LFV was in compliance with the financial covenants contained in the loan documentation.

•	Meso AM Subdivision.

o	Acquisition Financing: The acquisition of the Meso AM subdivision in Bernalillo County, New Mexico in June 2020 by Lavender Fields, LLC (“LF”), a subsidiary of the Company, included $1,838,000 of deferred purchase price, of which $919,000 is payable without interest on or before June 2021 and $919,000 is payable without interest on or before June 2022. The total book value of the property mortgaged to secure payment of a note reflecting the deferred purchase price was $5,480,000 as of January 31, 2021. At January 31, 2021, LF was in compliance with the financial covenants contained in the loan documentation.

o	Development Financing. In June 2020, BOKF provided a non-revolving line of credit to LF. The initial available principal amount of the loan was $3,750,000. The outstanding principal amount of the loan was $852,000 as of January 31, 2021. LF made no principal repayments during the nine months ended January 31, 2021. The interest rate on the loan at January 31, 2021 was 3.75%. The Company capitalized interest and fees related to this loan of $8,000 and $11,000 during the three and nine months ended January 31, 2021. The total book value of the property mortgaged pursuant to this loan was $5,480,000 as of January 31, 2021. At January 31, 2021, LF was in compliance with the financial covenants contained in the loan documentation.

•	SBA Paycheck Protection Program. In April 2020, BOKF provided a loan to the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration. The amount of the loan was $298,000. The Company made no principal repayments during the nine months ended January 31, 2021 or during the year ended April 30, 2020. The Company accrued interest in the amount of $2,000 related to this loan during the nine months ended January 31, 2021. During the three months ended January 31, 2021, the Company received notice of forgiveness pursuant to the terms of the program of the entire principal amount of the loan and all accrued interest.

The Company’s share repurchase activity is described below:

•	In August 2020, the Company repurchased 11,847 shares of common stock of the Company at a price of $4.48 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

•	In September 2020, the Board of Directors of the Company authorized the Company to purchase up to 1,000,000 shares of common stock of the Company from time to time pursuant to a share repurchase program, subject to the total expenditure for the purchase of shares under the share repurchase program not exceeding $5,000,000, exclusive of any fees, commissions and other expenses related to such repurchases. Under the share repurchase program, the Company was authorized to repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deemed appropriate, subject to market conditions, legal requirements and other considerations. The Company’s repurchases could be executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions, and could be effected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program did not obligate the Company to repurchase any specific number of shares and could be suspended, modified or terminated at any time without prior notice. The share repurchase program did not contain a time limitation during which repurchases were permitted to occur. In October 2020, the Company repurchased 675,616 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

•	In November 2020, the Company repurchased 143,482 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. The share repurchase was not completed pursuant to the Company’s share repurchase program.

•	In November 2020, the Company’s share repurchase program was terminated.

Investing Activities

Capital expenditures were $3,000 for each of the three and nine months ended January 31, 2021 compared to $4,000 and $18,000 for the three and nine months ended January 31, 2020, primarily reflecting purchases of office furniture and computer equipment.

Environmental and Regulatory Matters

Government restrictions, standards or regulations intended to reduce greenhouse gas emissions or potential climate change impacts may result in restrictions on land development or homebuilding in certain areas and may increase energy, transportation or raw material costs, which could reduce the Company’s profit margins and adversely affect the Company’s results of operations. Weather conditions and natural disasters can harm the Company. The occurrence of natural disasters or severe weather conditions can delay or increase costs of land development, home construction and home closings, adversely affect the cost or availability of materials or labor or damage homes or land development under construction. The Company is also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. These matters may result in delays, may cause the Company to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict land development and homebuilding activity in environmentally sensitive areas.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s expected liquidity sources, (2) the availability of bank financing for projects, (3) the utilization of existing bank financing, (4) the timing of development of land held as investment assets, (5) the backlog of homes under contract and in production and the dollar amount of expected sales revenue when such homes are closed, (6) the offering of sales incentives to home buyers, (7) the effect of recent accounting pronouncements, (8) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (9) the future issuance of deferred common share units to directors of the Company and (10) the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of January 31, 2021 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of common stock of the Company made during each month within the three months ended January 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2020 – November 30, 2020	143,482	(2)	$6.18	-	324,384
December 1, 2020 – December 31, 2020	-		-	-	-
January 1, 2021 – January 31, 2021	-		-	-	-
Total	143,482		$6.18	-	-

(1)        In September 2020, the Board of Directors of the Company authorized the Company to purchase up to 1,000,000 shares of common stock of the Company from time to time pursuant to a share repurchase program, subject to the total expenditure for the purchase of shares under the share repurchase program not exceeding $5,000,000, exclusive of any fees, commissions and other expenses related to such repurchases. Under the share repurchase program, the Company was authorized to repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deemed appropriate, subject to market conditions, legal requirements and other considerations. The Company’s repurchases could be executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions, and could be effected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program did not obligate the Company to repurchase any specific number of shares and could be suspended, modified or terminated at any time without prior notice. The share repurchase program did not contain a time limitation during which repurchases were permitted to occur. In October 2020, the Company repurchased 675,616 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

(2)      In November 2020, the Company repurchased 143,482 shares of common stock of the Company at a price of $6.18 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. The share repurchase was not completed pursuant to a publicly announced share repurchase program of the Company

Item 6.     Exhibits

Exhibit Number	Description
10.1	Development Loan Agreement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.2	Non-Revolving Line of Credit Promissory Note, dated January 21, 2021, by Mountain Hawk West Development Company LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.3	Mortgage, Security Agreement and Financing Statement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.4	Guaranty Agreement, dated as of January 21, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.5	Loan Agreement, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
10.6	Revolving Line of Credit Promissory Note, dated February 3, 2021, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
10.7	Line of Credit Mortgage, Security Agreement and Fixture Filing, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2021	AMREP CORPORATION (Registrant)
	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau Title: Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Development Loan Agreement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.2	Non-Revolving Line of Credit Promissory Note, dated January 21, 2021, by Mountain Hawk West Development Company LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.3	Mortgage, Security Agreement and Financing Statement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.4	Guaranty Agreement, dated as of January 21, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.5	Loan Agreement, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
10.6	Revolving Line of Credit Promissory Note, dated February 3, 2021, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
10.7	Line of Credit Mortgage, Security Agreement and Fixture Filing, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase