Form 10-K
period 2021-04-30
AMREP CORP.
filed 2021-07-27
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended April 30, 2021

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to ________

Commission File Number 1-4702

AMREP CORPORATION
(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

620 West Germantown Pike, Suite 175, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 487-0905

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.10 par value	AXR	New York Stock Exchange

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

As of October 30, 2020, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $25,714,897. Such aggregate market value was computed by reference to the closing sale price of the registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 19, 2021, there were 7,336,370 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

All references to the Company in this annual report on Form 10-K include the Registrant and its subsidiaries. Many of the amounts and percentages presented in this annual report on Form 10-K have been rounded for convenience of presentation. All references in this annual report on Form 10-K to 2021 and 2020 mean the Company’s fiscal years ended April 30, 2021 and 2020, unless the context otherwise indicates.

PART I

Item 1.	Business

AMREP Corporation was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. The Company conducts a substantial portion of its business in the City of Rio Rancho and certain adjoining areas of Sandoval County, New Mexico. References below to Rio Rancho include the City of Rio Rancho and such adjoining areas. The City of Rio Rancho is the third largest city in New Mexico with a population of approximately 99,000.

Land Development

As of July 1, 2021, the Company owned approximately 18,000 acres in Rio Rancho. The Company offers for sale both developed and undeveloped lots to national, regional and local homebuilders, commercial and industrial property developers and others. Activities conducted or arranged by the Company include land and site planning, obtaining governmental and environmental approvals (“entitlements”), installing utilities and necessary storm drains, ensuring the availability of water service, building or improving roads necessary for land development and constructing community amenities. The Company develops both residential lots and sites for commercial and industrial use as demand warrants. Engineering work is performed by both the Company’s employees and outside firms, but all development work is performed by outside contractors.

The Company markets land both directly and through brokers. The Company actively markets its commercial properties in Rio Rancho for sale or lease. With respect to residential development, the Company generally focuses its sales efforts on a limited number of homebuilders, with 97% of 2021 land sales in Rio Rancho having been made to four homebuilders. The number of new construction single-family residential starts in Rio Rancho by the Company’s customers and other builders was 1,139 in 2021 and 621 in 2020. The development of residential, commercial and industrial properties requires, among other things, financing or other sources of funding, which may not be available.

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

The following table presents information on the large land development projects of the Company in New Mexico as of July 1, 2021:

	Developed[1]		Under Development[2]
	Residential	Commercial / Industrial	Residential		Commercial / Industrial	Undeveloped[3]
	Lots	Acres	Planned Lots	Acres	Acres	Acres
Lomas Encantadas	49	-	555	213	4	-
Hawk Site	41	-	801	154	146	-
Enchanted Hills/ Commerce Center	31	35	-	-	-	-
Paseo Gateway	-	-	-	-	-	298
La Mirada	-	-	66	7	8

Lomas Encantadas is located in the eastern section of Unit 20 in the City of Rio Rancho. Hawk Site is located in the northern section of Unit 25 in the City of Rio Rancho. Enchanted Hills/Commerce Center is located in the eastern section of Unit 20 in the City of Rio Rancho. Paseo Gateway is located in the southern section of Unit 20 in the City of Rio Rancho. La Mirada is located in the City of Albuquerque, New Mexico.

The following table presents information on the small land development projects of the Company in New Mexico as of July 1, 2021:

	Developed[1]	Under Development[2]
	Residential	Residential
	Lots	Planned Lots	Acres	Location
Lavender Fields	78	-	-	Bernalillo County, New Mexico
Mariposa	15	-	-	North of Unit 25 in the City of Rio Rancho
North Hills	6			Eastern section of Unit 12 in the City of Rio Rancho
Vista Entrada	7	-	-	Eastern section of Unit 20 in the City of Rio Rancho
Tierra Contenta	-	50	5	City of Santa Fe, New Mexico

In addition to the property listed in the tables above, undeveloped property in New Mexico of the Company as of July 1, 2021 included approximately 17,000 acres, of which approximately 20% was property that the Company had 90% contiguous ownership, approximately 30% was property that the Company had at least 50% but less than 90% contiguous ownership and approximately 50% was property that the Company had less than 50% contiguous ownership. High contiguous ownership areas may be suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups.

Infrastructure Reimbursement Mechanisms. A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills subdivision are subject to a public improvement district. The public improvement district reimburses the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district. The Company has accepted discounted prepayments of amounts due under the public improvement district.

1 Developed lots/acreage are any tracts of land owned by the Company that have been entitled with infrastructure work that is substantially complete.

2 Acreage under development is real estate owned by the Company for which entitlement or infrastructure work is currently being completed. However, there is no assurance that the acreage under development will be developed because of the nature and cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial acreage under development may change prior to final development. The development of this acreage will require significant additional financing or other sources of funding, which may not be available.

3 There is no assurance that undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage is real estate that can be sold “as is” (e.g., where no entitlement or infrastructure work has begun on such property).

The Company instituted private infrastructure reimbursement covenants on a portion of the property in Hawk Site and Lavender Fields. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing a special levy on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the private infrastructure reimbursement covenants.

Mineral Rights. The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico The lease to a third party with respect to such mineral rights expired in September 2020 and no drilling had commenced with respect to such mineral rights.

The Company owns certain minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado leased to a third party for as long as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. The lessee has pooled various minerals and mineral rights, including the Company’s minerals and mineral rights, for purposes of drilling and extraction. After applying the ownership and royalty percentages of the pooled minerals and mineral rights, the lessee is required to pay the Company a royalty on oil and gas produced from the pooled property of 1.42% of the proceeds received by the lessee from the sale of such oil and gas, and such royalty will be charged with 1.42% of certain post-production costs associated with such oil and gas.

Commercial Property. During 2021, the Company completed construction of a 14,000 square foot, single tenant retail building on a 1.3 acre property in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico. The Company sold this property in 2021. In June 2021, the Company acquired a 15-acre property in the La Mirada subdivision located in Albuquerque, New Mexico, which is expected to be developed into a mixed-use project with residential and commercial uses.

Other Real Estate Interests. The Company owns an approximately 160-acre property in Brighton, Colorado planned for 410 homes and an approximately 5-acre property in Parker, Colorado zoned for commercial use. The Company also owns a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. The Company sold its 61,000 square foot warehouse and office facility located in Palm Coast, Florida in 2021.

Homebuilding

In 2020, the Company commenced operations in New Mexico of its internal homebuilder, Amreston Homes. The Company offers a variety of home floor plans and elevations at different prices and with varying levels of options and amenities to meet the needs of homebuyers. The Company focuses on selling single-family detached homes and attached townhomes. The Company selects locations for homebuilding based on available land inventory and completion of a feasibility study. The Company utilizes third-party sales brokers for the majority of home sales. Model homes are generally used to showcase the Company’s homes and their design features. The Company provides built-to-order homes where construction of the homes does not begin until the customer signs the purchase agreement and speculative (“spec”) homes for homebuyers that require a home within a short time frame. Sales contracts with homebuyers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Sales contracts also typically include a financing contingency that provides homebuyers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Contracts may also include other contingencies, such as the sale of an existing home.

The construction of homes is conducted under the supervision of the Company’s on-site construction field managers. Substantially all construction work is performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. Generally, construction materials are readily available from numerous sources. However, the cost of certain building materials, especially lumber, steel, concrete, copper and petroleum-based materials, is influenced by changes in local and global commodity prices as well as government regulation, such as government-imposed tariffs or trade restrictions on supplies such as steel and lumber. The ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. During 2021 and 2020, the Company experienced supply chain constraints, increases in the prices of building materials and shortages of skilled labor. Increased costs or shortages of skilled labor or materials cause increases in construction costs and could cause construction delays. To protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with homebuyers. However, the Company cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

A significant variable affecting the timing of homebuilding sales, other than housing demand, is the opening of a property for sale, which generally occurs promptly after receipt of land regulatory approvals. Receipt of approvals allows the Company to begin the process of obtaining executed sales contracts from homebuyers. Although the Company does not yet have sufficient historical experience to observe any seasonal effect on sales and construction activities, the Company does expect some seasonality in sales and construction activities which can effect the timing of closings. But any such seasonal effect is expected to be relatively insignificant compared to the effect of the timing of receipt of final regulatory approvals, the opening of a property for sale and the subsequent timing of closings.

The housing industry in the Albuquerque metro is highly competitive. Numerous national, regional and local homebuilders compete for homebuyers on the basis of location, price, quality, reputation, design, community amenities and homebuyers’ overall sales and homeownership experiences. This competition with other homebuilders could reduce the number of homes the Company delivers or cause the Company to accept reduced margins to maintain sales volume. The Company also competes with resales of existing homes and available rental housing. Increased competitive conditions in the residential resale or rental market could decrease demand for new homes or unfavorably impact pricing for new homes.

Regulatory and Environmental Matters

The Company’s operations are subject to extensive regulations imposed and enforced by various federal, state and local governing authorities. These regulations are complex and include building codes, land zoning and other entitlement restrictions, health and safety regulations, labor practices, marketing and sales practices, environmental regulations and various other laws, rules and regulations. The applicable governing authorities frequently have broad discretion in administering these regulations. The Company may experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay anticipated development and construction activities.

Government restrictions, standards or regulations intended to reduce greenhouse gas emissions or potential climate change impacts may result in restrictions on land development or homebuilding in certain areas and may increase energy, transportation or raw material costs, which could reduce the Company’s profit margins and adversely affect the Company’s results of operations. Weather conditions and natural disasters can harm the Company. The occurrence of natural disasters or severe weather conditions can delay or increase costs of land development and home construction, adversely affect the cost or availability of materials or labor or damage homes or land development under construction. These matters may result in delays, may cause the Company to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict land development and homebuilding activity in environmentally sensitive areas.

Human Capital Resources

As of July 1, 2021, the Company employed 19 full-time employees and 1 part-time employee. The Company believes the people who work for the Company are its most important resource and are critical to the Company’s continued success. The Company focuses significant attention on attracting and retaining talented and experienced individuals to manage and support the Company’s operations. The Company strives to reward employees through competitive industry pay, benefits and other programs; instill the Company's culture with a focus on ethical behavior; and enhance employees’ performance through investment in technology, tools and training to enable employees to operate at a high level. The Company’s employees are not represented by any union. The Company considers its employee relations to be good. The Company offers employees a broad range of company-paid benefits, and the Company believes its compensation package and benefits are competitive with others in the industry. All employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

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

The Company’s executive offices are located in approximately 2,400 square feet of leased space in an office building in Plymouth Meeting, Pennsylvania. The Company’s real estate business is located in approximately 4,900 square feet of leased space in an office building in Rio Rancho, New Mexico. In addition, real estate inventory and investment properties are described in Item 1 of Part I of this annual report on Form 10-K with certain mortgages associated with such real estate described in Item 7 of Part II of this annual report on Form 10-K. The Company believes its facilities are adequate for its current requirements.

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

Not applicable.

Information about the Company’s Executive Officers

Set forth below is certain information concerning persons who are the current executive officers of the Company.

Christopher V. Vitale, age 45, has been President and Chief Executive Officer of the Company since September 2017. From 2014 to September 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from 2013 to 2014, he was Vice President and General Counsel of the Company. From 2012 to 2013, Mr. Vitale was Vice President, Legal at Franklin Square Holdings, L.P. and, from 2011 to 2012, he was Assistant Vice President, Legal at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, where he was responsible for securities matters, corporate governance and general corporate matters. During 2011, Mr. Vitale was the Chief Administrative Officer at WorldGate Communications, Inc. (“WorldGate”), and from 2009 to 2011 he was Senior Vice President, General Counsel and Secretary at WorldGate, a provider of digital voice and video phone services and video phones. In 2012, WorldGate filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Adrienne M. Uleau, age 53, has been Vice President, Finance and Accounting of the Company since March 2020. From August 2018 to March 2020, Ms. Uleau was Controller of the Company. Prior to joining the Company, Ms. Uleau had been Controller of United Tectonics Corp., a construction services company, from 2016 to August 2018. From 2014 to 2016, Ms. Uleau was Financial Manager of Cushman and Wakefield. Prior to 2014, Ms. Uleau held various senior accounting positions. In 2012, Ms. Uleau declared bankruptcy in connection with unsecured credit card debt.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 19, 2021, there were 303 holders of record of the common stock.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that five of the Company’s shareholders beneficially owned approximately 68% of the outstanding common stock as of July 19, 2021. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2021 was 13,439 shares per day.

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

Equity Compensation Plan Information

See Item 12, which incorporates such information by reference from the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Dividend Policy

The Company has paid no cash dividends on its common stock since fiscal year 2008. The Company may consider dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, capital requirements and other needs. No assurance is given that there will be any such future dividends declared.

Share Repurchases

Refer to Note 17 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s share repurchase activity.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Areas that require significant judgments and estimates to be made include: (1) real estate land development cost of sales calculations, which are based on land development budgets and estimates of costs to complete; (2) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets (including real estate inventories) and assets held for sale; (3) actuarially determined defined benefit pension plan obligations and other pension plan accounting and disclosures; (4) risk assessment of uncertain tax positions; and (5) the determination of the recoverability of net deferred tax assets. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

•	real estate land development costs are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;

•	when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, a test for asset impairment may be required. Asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;

•	defined benefit pension plan obligations and plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;

•	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and

•	the Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company projects its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets.

RESULTS OF OPERATIONS

Year Ended April 30, 2021 Compared to Year Ended April 30, 2020

For 2021, the Company had net income of $7,392,000, or $0.95 per diluted share, compared to a net loss of $5,903,000, or $0.73 per share, in 2020. The net loss in 2020 included $8,600,000 of non-cash charges which included (1) a non-cash pre-tax pension settlement loss of $2,929,000 due to the payment of lump sum payouts of pension benefits to former employees and (2) net non-cash pre-tax impairment charges on other assets of $5,046,000 in connection with the termination of certain real estate leases.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Year Ended April 30,		% Increase
	2021	2020	(Decrease)
Land sale revenues	$25,175	$15,976	58%
Home sale revenues	3,079	-	(a )
Rental revenues	716	796	(10)%
Building sales and other revenues	11,099	2,011	(a )
Total revenues	$40,069	$18,783	113%

(a) Percentage not meaningful.

•	Land sale revenues for 2021 were higher than 2020 by $9,199,000 primarily due to increased demand for lots by builders. The Company’s land sale revenues were as follows (dollars in thousands):

	Year Ended April 30, 2021			Year Ended April 30, 2020
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	50.0	$24,503	$490	36.8	$15,837	$430
Commercial	0.4	134	335	-	-	-
Total Developed	50.4	24,637	489	36.8	15,837	430
Undeveloped	83.3	538	6	52.5	139	3
Total	133.7	$25,175	$188	89.3	$15,976	$179

The increase in the average selling price per acre of developed residential land in 2021 compared to 2020 was primarily due to the location of the sold property and increased demand for lots by builders. The increase in the average selling price per acre of undeveloped residential land in 2021 compared to 2020 was primarily due to the location of the sold property and increased demand in the market.

•	Home sale revenues for 2021 were higher than 2020 by $3,079,000 due to the Company completing its first home sales to customers during 2021. The Company closed on 14 homes during 2021 at an average selling price of $220,000. As of April 30, 2021, the Company had 33 homes in production, including 23 homes under contract, which homes under contract represented $6,567,000 of expected sales revenue when closed, subject to customer cancellations and change orders. The Company’s homebuilding operations did not generate revenue during 2020.

•	Rental revenues for 2021 were lower than 2020 by $80,000 due to a decrease in rent received from tenants at the Company’s buildings in Palm Coast, Florida offset in part by rental revenues for a retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico. The Company owned a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico, which was leased to a third party during 2021 and which was sold in 2021. The Company owns a 143,000 square foot warehouse and office facility located in Palm Coast, Florida, which was leased to a third party through August 2020 and a portion of which is leased to a third party after August 2020. The Company owned a 61,000 square foot warehouse and office facility located in Palm Coast, Florida in 2021, which was leased to a third party through August 2020 and which was sold in 2021.

1Revenues per lot may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

•	Building sales and other revenues for 2021 were higher than 2020 by $9,088,000. Building sales and other revenues consists of (in thousands):

	Year Ended April 30,
	2021	2020
Sales of buildings and other land	$9,493	$665
Oil and gas royalties	135	608
Public improvement district reimbursements	390	113
Private infrastructure reimbursement covenants	549	324
Miscellaneous other revenues	532	301
	$11,099	$2,011

Sales of buildings and other land for 2021 consisted of $5,493,000 with respect to the sale of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico and $4,000,000 with respect to the sale of a 61,000 square foot warehouse and office facility located in Palm Coast, Florida. Sales of buildings and other land for 2020 consisted of the sale of two undeveloped properties in Palm Coast, Florida.

Miscellaneous other revenues for 2021 primarily consisted of payments for impact fee credits, installation of telecommunications equipment in subdivisions and profit on land used in homebuilding. Miscellaneous other revenues for 2020 primarily consisted of forfeited deposits and non-refundable option payments.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Year Ended April 30,		% Increase
	2021	2020	(Decrease)
Land sale cost of revenues	$17,296	$13,308	30%
Home sale cost of revenues	2,584	-	(a)
Building sale and other cost of revenues	5,722	477	(a)

(a) Percentage not meaningful.

•

Land sale cost of revenues for 2021 were higher than 2020 by $3,988,000. The average gross profit percentage on land sales in New Mexico before indirect costs was 31.3% for 2021 compared to 16.7% for 2020. The profit percentage increase was attributable to the lower than estimated costs associated with certain completed projects and demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

•	Home sale cost of revenues for 2021 were higher than 2020 by $2,584,000 due to the Company completing its first home sales to customers during 2021. Home sale gross margin was 16.1% for 2021.

•

Building sales and other cost of revenues for 2021 consisted of $3,308,000 with respect to the sale of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico and $2,414,000 with respect to the sale of a 61,000 square foot warehouse and office facility located in Palm Coast, Florida.

General and Administrative Expenses. The following presents information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Year Ended April 30,		% Increase
	2021	2020	(Decrease)
Land development	$2,532	$2,422	5%
Homebuilding	626	23	(a)
Corporate	2,262	10,512	(78)%
	$5,420	$12,957	(58)%

(a) Percentage not meaningful.

•	Land development general and administrative expenses for 2021 were higher than 2020 by $110,000 primarily due to additional employees added during the fiscal year. The Company did not record any non-cash impairment charges on real estate inventory or investment assets in 2021 or 2020. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

•	Homebuilding general and administrative expenses for 2021 were higher than 2020 by $603,000 due to homebuilding being a new business segment.

•	Corporate general and administrative expenses for 2021 were lower than 2020 by $8,250,000 primarily due to a non-cash pre-tax pension settlement loss of $2,929,000 in 2020 as a result of the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees and a non-cash impairment charge on other assets of $5,046,000 in 2020. The non-cash impairment charge represented the remaining present value of lease payments expected to be received by the Company for buildings located in Palm Coast, Florida deemed to be consideration with respect to the sale of a former business segment offset by the receipt of $625,000 received in connection with a settlement agreement related to such sale (refer to Note 3 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the sale of a former business segment and related settlement agreement).

Interest (expense) income, net decreased to $(40,000) for 2021 from $334,000 for 2020, primarily due to a reduction in interest rates on cash balances and the elimination of the deferred purchase price and interest accrual related thereto with respect to the sale of a former business segment (refer to Note 3 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the non-cash impairment charge of the deferred purchase price related to the sale of a former business segment).

Other income of $1,028,000 for 2021 primarily consisted of a settlement payment of $650,000 from a former business segment (refer to Note 3 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the settlement agreement) and $300,000 of debt forgiveness with respect to a loan received by the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration (refer to Note 6 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the debt forgiveness).

The Company had a provision for income taxes of $2,643,000 for 2021 compared to a benefit for income taxes of $1,722,000 for 2020.

LIQUIDITY AND CAPITAL RESOURCES

AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on its available cash and on cash from subsidiaries to pay expenses and fund operations. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the real estate industry and the economy generally.

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects, a revolving line of credit and existing cash balances. Land and homebuilding properties generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is primarily dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale, construction of homes or pursuing other real estate projects will require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected.

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

In response to the pandemic, the Company allowed all employees to work remotely during March and April 2020, with most operations in New Mexico returning to an office setting beginning in May 2020. In New Mexico, the Company’s construction operations have continued functioning during this period subject to regulated restrictions and safety constraints in order to protect the Company’s employees, trade contractors and homebuilder customers. The Company modified many of its common interactions to be virtual and attempted to minimize in-person interactions. While the above-referenced steps are necessary and appropriate in light of the COVID-19 pandemic, they did, and in some cases still do, impact the Company’s ability to operate in its ordinary and traditional course. Those restrictions, combined with a reduction in the availability, capacity and efficiency of municipal and private services necessary to progress land development and homebuilding, have reduced the Company’s sales pace and delayed certain projects and deliveries. The potential magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain. In addition, the Company can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that the Company will not be able to conduct any business operations for an indefinite period.

While we cannot reasonably estimate the length or severity of this pandemic or if there will be additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which the Company operates, an extended economic slowdown could materially impact the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows. The Company could be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 (a) decrease consumer confidence generally or with respect to purchasing a home or cause civil unrest, (b) precipitate a prolonged economic downturn or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for the Company’s products, impair the Company’s ability to sell and build finished lots and homes in a typical manner or at all, impair the Company’s ability to generate revenues and cash flows, or impair the Company’s ability to access the capital or lending markets (or significantly increase the costs of doing so), (c) increase the costs or decrease the supply of construction materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts or (d) result in the Company recognizing charges in future periods, which may be material, for impairments related to the Company’s inventory or investment assets. The unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto, also makes it more challenging for the Company to estimate the future performance of the business and develop strategies to generate growth.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, the Company would expect to experience, among other things, increases in defaults under customer contracts, and decreases in future demand for finished lots and homes, possibly resulting in reduced revenues and profitability. Such impacts could be material to the Company’s consolidated financial statements. The Company could also be forced to reduce its average selling prices in order to generate homebuilder or homebuyer demand or in reaction to competitive pressures. In addition, should the COVID-19 public health effort intensify to such an extent that the Company cannot operate in Rio Rancho, the Company could generate few or no sales during the applicable period, which could be prolonged. If there are prolonged government restrictions on the Company’s operations or the Company’s employees, trade contractors or customers, or an extended economic recession, the Company could be unable to produce revenues and cash flows sufficient to conduct operations, meet the terms of the Company’s covenants and other requirements under its financing arrangements or service the Company’s outstanding debt. Such a circumstance could, among other things, exhaust the Company’s available liquidity (and ability to access liquidity sources) or trigger an acceleration to pay a significant portion or all of the Company’s then-outstanding debt obligations, which the Company may be unable to do.

Pension Plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded as of April 30, 2021 by $476,000, with $21,102,000 of assets and $21,578,000 of liabilities, and was underfunded as of April 30, 2020 by $5,014,000, with $18,260,000 of assets and $23,274,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 2.48% per year as of April 30, 2021 and 2.29% per year as of April 30, 2020, which are based on the FTSE Pension Discount Curve as of such dates as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2021, for each 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by $457,000 and for each 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by $475,000. As of April 30, 2021, the effect of every 0.25% change in the investment rate of return on pension plan assets would increase or decrease the subsequent year’s pension expense by $49,500, and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by $13,000. The Company made voluntary contributions to the pension plan of $1,847,000 and $3,600,000 during 2021 and 2020. The Company recognized a non-cash pre-tax pension settlement loss of $2,929,000 in 2020 due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees. There were no such charges in 2021.

Operating Activities

The following presents information on the Company’s operating activities (dollars in thousands):

	April 30,		% Increase
	2021	2020	(Decrease)
Real estate inventory	$55,589	$53,449	4%
Investment assets, net	13,582	18,644	(27)%
Other assets	645	934	(31)%
Taxes receivable, net	-	57	(a )
Deferred income taxes, net	2,749	6,080	(55)%
Accounts payable and accrued expenses	4,458	3,125	43%
Taxes payable, net	95	-	(a )
Accrued pension costs	476	5,014	(91)%

(a)	Percentage not meaningful.

•	Real estate inventory increased from 2020 to 2021 by $2,140,000. Real estate inventory consists of (in thousands):

	April 30,		% Increase
	2021	2020	(Decrease)
Land inventory in New Mexico	$49,918	$49,462	1%
Land inventory in Colorado	3,975	3,943	1%
Homebuilding finished inventory	417	-		(a)
Homebuilding construction in process	1,279	44		(a)
	$55,589	$53,449

(a)	Percentage not meaningful.

Land inventory in New Mexico increased from 2020 to 2021 by $456,000 primarily due to increased land development activity and the acquisition of land. Homebuilding finished inventory increased from 2020 to 2021 by $417,000 due to the construction of model and spec homes. Homebuilding construction in process increased from 2020 to 2021 by $1,235,000 due to increased homebuilding activity.

•	Investment assets, net decreased from 2020 to 2021 by $5,062,000. Investment assets, net consist of (in thousands):

	April 30,		% Increase
	2021	2020	(Decrease)
Land held for long-term investment	$9,775	$9,751	1%
Construction in process	-	2,320	(a)
Buildings	10,003	13,096	(24)%
Less accumulated depreciation	(6,196)	(6,523)	(5)%
Buildings, net	3,807	6,573	(42)%
	$13,582	$18,644

(a)	Percentage not meaningful.

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business. As of April 30, 2021 and April 30, 2020, the Company held approximately 12,000 acres of land in New Mexico classified as land held for long-term investment.

Construction in process relates primarily to construction costs of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico, which was completed during 2021. As of April 30, 2021, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. As of April 30, 2020, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida and a 61,000 square foot warehouse and office facility located in Palm Coast, Florida. During 2021, the Company sold the 14,000 square foot retail building and the 61,000 square foot warehouse and office facility. Depreciation associated with the buildings was $542,000 and $517,000 for 2021 and 2020.

•	Other assets decreased from 2020 to 2021 by $289,000 primarily due to a decrease in prepaid expenses and receivables.

•	Taxes payable, net increased from 2020 to 2021 by $95,000 primarily due to the sale during 2021 of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico and a 61,000 square foot warehouse and office facility located in Palm Coast, Florida.

•	Deferred income taxes, net decreased from 2020 to 2021 by $3,331,000 primarily due to a reduction of $11,249,000 in federal net operating loss carry forwards.

•	Accounts payable and accrued expenses increased from 2020 to 2021 by $1,333,000 primarily due to an increase in builders’ deposits and land development activity in New Mexico.

•	Accrued pension costs of the Company’s frozen defined benefit pension plan (representing the Company’s unfunded pension liability) decreased from 2020 to 2021 by $4,538,000 primarily due to Company contributions to the pension plan and favorable investment results of plan assets during 2021. The Company recorded, net of tax, other comprehensive income of $1,844,000 in 2021 and $564,000 in 2020, reflecting the change in accrued pension costs in each year net of the related deferred tax and unrecognized prepaid pension amounts. The Company recognized a non-cash pre-tax pension settlement loss of $2,929,000 for 2020 due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees.

Financing Activities

Notes payable, net decreased from $3,890,000 as of April 30, 2020 to $3,448,000 as of April 30, 2021, primarily due to repayments made on outstanding borrowings partially offset by additional borrowings to fund land development activities.

The following presents information on the Company’s notes payable in effect as of April 30, 2021 (dollars in thousands):

	Maximum Available	Outstanding Principal Amount		Interest Rate
	Principal	April 30,		April 30,
Loan Identifier	Amount	2021	2020	2021
Revolving Line of Credit	$4,000	$-	$-	3.75%
Lomas Encantadas U2B P3	2,400	409	-	3.75%
Hawk Site U37	3,000	-	41	4.50%
Hawk Site U23 U40	2,700	30	-	3.75%
Lavender Fields – acquisition	1,838	1,748	-	0%
Lavender Fields – development	3,750	1,293	-	3.75%
		$3,482	$41

The following presents information on the Company’s notes payable in effect as of April 30, 2020 and terminated prior to April 30, 2021 (in thousands):

	Maximum Available Principal	Outstanding Principal Amount
Loan Identifier	Amount	April 30, 2020
Lomas Encantadas U2C P3	$2,475	$1,576
Las Fuentes at Panorama Village	2,750	1,979
SBA Paycheck Protection Program	298	298
		$3,853

Refer to Note 6 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding each of the Company’s notes payable.

Refer to Note 17 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s share repurchase activity.

Investing Activities

Capital expenditures were $5,000 for 2021 and $9,000 for 2020 primarily for upgrades related to technology in both years. The Company believes that it has adequate cash, bank financing and cash flows from operations to provide for anticipated capital expenditures and land development spending in fiscal year 2021.

Off-Balance Sheet Arrangements

As of April 30, 2021 and April 30, 2020, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements contained in this annual report on Form 10-K for a discussion of recently issued accounting pronouncements.

IMPACT OF INFLATION

The Company’s operations can be impacted by inflation. Inflation can cause increases in the cost of land, materials, services, interest and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. The Company’s homebuilding segment as well as homebuilders that are customers of the Company’s land development business segment face inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for homes produced by the Company’s homebuilding segment could decrease and the demand for the Company’s land by homebuilder customers could decrease. In general, in recent years interest rates have been at historically low levels and other price increases have been commensurate with the general rate of inflation in the Company’s markets, and as a result the Company has not found the inflation risk to be a significant problem in its business. Despite low inflation, the Company’s operations are experiencing price increases as a result of recent tariffs and labor and material shortages. Inflation may also increase the Company’s financing costs. While the Company attempts to pass on to its customers increases in costs through increased sales prices, market forces may limit the Company’s ability to do so. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, the Company’s revenues, gross margins and net income could be adversely affected.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, homebuilding and capital expenditure needs, (2) the Company’s expected liquidity sources, including the amount of principal available for borrowing under the Company’s financing arrangements, (3) anticipated future development of the Company’s real estate holdings, including the 15-acre property in the La Mirada subdivision, (4) the development and construction of possible future commercial properties to be marketed to tenants, (5) the designs, pricing and levels of options and amenities with respect to the Company’s homebuilding operations, (6) the timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (7) the number of planned residential lots in the Company’s subdivisions, (8) estimates and assumptions used in determining future cash flows of real estate projects, (9) the utilization of existing bank financing, (10) the effect of recent accounting pronouncements, (11) contributions by the Company to the pension plan, the amount of future annual benefit payments to pension plan participants payable from plan assets, the appropriateness of valuation methods to determine the fair value of financial instruments in the pension plan, the expected return on assets in the pension plan, the expected long-term rate of return on assets in the pension plan, the effect of changes in the weighted average discount interest rate on the amount of pension plan liabilities and the effect of changes in the investment rate of return on pension plan assets with respect to pension expense, (12) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (13) the future issuance of deferred stock units to directors of the Company, (14) the adequacy of the Company’s facilities, (15) the materiality of claims and legal actions arising in the normal course of the Company’s business, (16) the negative impact of the COVID-19 pandemic on the Company’s financial position and ability to continue operations at normal levels or at all, (17) the duration, effect and severity of the COVID-19 pandemic and (18) the measures that governmental authorities may take to address the COVID-19 pandemic which may precipitate or exacerbate one or more of the above-mentioned or other risks and significantly disrupt or prevent the Company from operating in the ordinary course for an extended period of time. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2021 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2021, internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AMREP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allocation of Common Development Costs

For the year ended April 30, 2021, the Company’s land sale cost of revenues was approximately $17.3 million, which includes all direct acquisition costs and other costs specifically identified with the land and an allocation of common development costs associated with its land development projects. As discussed in Note 1 to the consolidated financial statements, common development costs are allocated based on the relative sales value of the individual parcels of land being sold. At the time of the closings of the sales of individual land parcels, certain common development costs may not yet be incurred. To recognize the appropriate amount of cost of revenues, the Company estimates the total remaining common development costs associated with its land development projects. Estimates are affected by changes to zoning laws, land development requirements and the cost of labor, material, and subcontractors.

Auditing the Company’s allocation of common development costs associated with its land development projects was complex and subject to sensitive management assumptions.

To test the Company’s allocation of common development costs associated with its land development projects, our audit procedures included, among others, testing the significant assumptions used to develop the estimated costs to complete the land development projects and testing the completeness and accuracy of the underlying data and allocation calculation. For example, we compared the estimated land development costs to actual costs of similar communities developed by the Company; agreed the actual development costs to supporting documentation, including underlying contracts; and reviewed margins disaggregated by project for reasonableness.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania
July 27, 2021

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2021 AND 2020

(Amounts in thousands, except share and per share amounts)

	2021	2020
ASSETS
Cash and cash equivalents	$24,801	$17,502
Real estate inventory	55,589	53,449
Investment assets, net	13,582	18,644
Other assets	645	934
Taxes receivable, net	-	57
Deferred income taxes, net	2,749	6,080
TOTAL ASSETS	$97,366	$96,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$4,458	$3,125
Notes payable, net	3,448	3,890
Taxes payable, net	95	-
Accrued pension costs	476	5,014
TOTAL LIABILITIES	8,477	12,029

Commitments and contingencies (Note 15)
Shareholders’ Equity:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 7,323,370 at April 30, 2021 and 8,358,154 at April 30, 2020	730	836
Capital contributed in excess of par value	45,072	51,334
Retained earnings	47,710	43,149
Accumulated other comprehensive loss, net	(4,623)	(6,467)
Treasury stock, at cost – 225,250 shares at April 30, 2020	-	(4,215)
TOTAL SHAREHOLDERS’ EQUITY	88,889	84,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,366	$96,666

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2021	2020
REVENUES:
Land sale revenues	$25,175	$15,976
Home sale revenues	3,079	-
Rental revenues	716	796
Building sales and other revenues	11,099	2,011
Total revenues	40,069	18,783
COSTS AND EXPENSES:
Land sale cost of revenues	17,296	13,308
Home sale cost of revenues	2,584	-
Building sales and other cost of revenues	5,722	477
General and administrative expenses	5,420	12,957
Total costs and expenses	31,022	26,742
Operating income (loss)	9,047	(7,959)

Interest (expense) income, net	(40)	334
Other income	1,028	-
Income (loss) before income taxes	10,035	(7,625)

Provision (benefit) for income taxes	2,643	(1,722)
Net income (loss)	$7,392	$(5,903)

Basic earnings (loss) per share	$0.95	$(0.73)
Diluted earnings (loss) per share	$0.95	$(0.73)
Weighted average number of common shares outstanding – basic	7,743	8,134
Weighted average number of common shares outstanding – diluted	7,773	8,134

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended April 30,
	2021	2020
Net income (loss)	$7,392	$(5,903)
Other comprehensive income, net of tax:
Pension settlement, net of tax ($880 in 2020)	-	2,049
Decrease (increase) in pension liability, net of tax ($811 in 2021 and $629 in 2020)	1,844	(1,485)
Other comprehensive income	1,844	564
Total comprehensive income (loss)	$9,236	$(5,339)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Capital Contributed in Excess of	Retained	Accumulated Other Comprehensive	Treasury Stock,
	Shares	Amount	Par Value	Earnings	Loss	at Cost	Total
Balance, May 1, 2019	8,353	$835	$51,205	$49,052	$(7,031)	$(4,215)	$89,846
Issuance of restricted common stock	5	1	29	-	-	-	30
Issuance of deferred common stock units	-	-	100	-	-	-	100
Net loss	-	-	-	(5,903)	-	-	(5,903)
Other comprehensive income	-	-	-	-	564	-	564
Balance, April 30, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637
Issuance of restricted common stock	9	1	41	-	-	-	42
Issuance of deferred common stock units	-	-	90	-	-	-	90
Issuance of deferred common share units	12	-	-	-	-	-	-
Repurchase of common stock	(831)	(83)	(5,033)	-	-	-	(5,116)
Retirement of treasury stock	(225)	(24)	(1,360)	(2,831)	-	4,215	-
Net income	-	-	-	7,392	-	-	7,392
Other comprehensive income	-	-	-	-	1,844	-	1,844
Balance, April 30, 2021	7,323	$730	$45,072	$47,710	$(4,623)	$-	$88,889

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,392	$(5,903)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	554	537
Amortization of debt issuance costs	59	65
Non-cash credits and charges:
Stock-based compensation	132	113
Deferred income tax provision (benefit)	2,494	(1,798)
Net periodic pension cost	(36)	98
Gain on debt forgiveness	(300)	-
Pension settlement	-	2,929
Write off of deferred purchase price	-	5,636
Changes in assets and liabilities:
Real estate inventory and investment assets	2,380	2,390
Other assets	296	(89)
Accounts payable and accrued expenses	1,333	161
Taxes receivable and payable	152	226
Accrued pension costs	(1,847)	(3,600)
Total adjustments	5,217	6,668
Net cash provided by operating activities	12,609	765

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5)	(9)
Net cash used in investing activities	(5)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	6,611	4,662
Principal debt payments	(6,680)	(2,057)
Payments for debt issuance costs	(120)	(95)
Repurchase of common stock	(5,116)	-
Net cash (used in) provided by financing activities	(5,305)	2,510

Increase in cash, cash equivalents and restricted cash	7,299	3,266
Cash, cash equivalents and restricted cash, beginning of year	17,502	14,236
Cash, and cash equivalents, end of year	$24,801	$17,502

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$(153)	$(153)
Interest paid	$120	$182
Right-of-use assets obtained in exchange for operating lease liabilities	$(43)	$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Forgiveness of debt	$300	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

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

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2021 and 2020 mean the fiscal years ended April 30, 2021 and 2021, unless the context otherwise indicates.

Revenue recognition

Land sale revenues: The Company accounts for land sale revenues in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Revenue from land sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty.

Land sale cost of revenues includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs associated with the entire project. Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete. The allocation of costs is based on the relative sales value of the property. Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates.

Home sale revenues: The Company accounts for revenue from home sales in accordance with ASU 2014-09. Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. The Company’s performance obligation to deliver a home is normally satisfied in less than one year from the date a binding sale agreement is signed. In general, the Company’s performance obligation for each home sale is fulfilled upon the delivery of the completed home, which generally coincides with the receipt of cash consideration from the counterparty. If the Company’s performance obligations are not complete upon the home closing, the Company defers a portion of the home sale revenues related to the outstanding obligations and subsequently recognizes that revenue upon completion of such obligations. As of April 30, 2021, deferred home sale revenues and costs related thereto were immaterial.

Forfeited customer deposits for homes are recognized in home sale revenues in the period in which the Company determines that the customer will not complete the purchase of the home and the Company has the right to retain the deposit. In order to promote sales of homes, the Company may offer home buyers sales incentives. These incentives vary by type and amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sale revenues.

Home construction and related costs are capitalized as incurred within real estate inventory under the specific identification method on the consolidated balance sheet and are charged to home sale cost of revenues on the consolidated statement of operations when the related home is sold.

Rental revenues: The Company may enter into leases with tenants with respect to property or buildings it owns. Base rental payments from tenants are recognized as revenue monthly over the term of the lease. Additional rent related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses is recognized as revenue in the period the expenses are incurred.

Building sales and other revenues: The Company accounts for building sales and other revenues in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Building sales revenues consist of building sales in New Mexico and Florida. Revenue from these building sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these building sales is fulfilled upon the delivery of the property, which generally coincides with the receipt of cash consideration from the counterparty.

Building sales and other cost of revenues includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition and acquisition costs, if applicable, closing and selling costs and construction costs.

Cash, and cash equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of ninety days or less when purchased and are readily convertible into cash. Restricted cash consists of cash deposits with a bank that are restricted due to subdivision improvement agreements with a governmental authority. The Company did not have any restricted cash as of April 30, 2021 or April 30, 2020.

Real estate inventory

Real estate inventory includes land and improvements on land held for future development or sale. The Company accounts for its real estate inventory in accordance with Accounting Standards Codification (“ASC”) 360-10. The cost basis of the land and improvements includes all direct acquisition costs including development costs, certain amenities, capitalized interest, capitalized real estate taxes and other costs. Interest and real estate taxes are not capitalized unless active development is underway. Real estate inventory held for future development or sale is stated at accumulated cost and is evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Investment assets, net

Investment assets, net consist of (i) investment land, which represents vacant, undeveloped land not held for development or sale in the normal course of business, and (ii) real estate assets that are leased or intended to be leased to third parties. Investment assets are stated at the lower of cost or net realizable value.

Depreciation of investment assets (other than land) is provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives, which generally are 10 to 40 years for buildings and improvements. Land is not subject to depreciation.

Impairment of long-lived assets

Long-lived assets consist of real estate inventory and investment assets and are accounted for in accordance with ASC 360-10. Long-lived assets are evaluated and tested for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Asset impairment tests are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. The evaluation of operating asset groups includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and general and administrative expenses. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material. Due to the subjective nature of the estimates and assumptions used in determining future cash flows, actual results could differ materially from current estimates and the Company may be required to recognize impairment charges in the future

Leases

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

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates that affect the financial statements include, but are not limited to, (i) land sale cost of revenue calculations, which are based on land development budgets and estimates of costs to complete; (ii) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (iii) actuarially determined benefit obligations and other pension plan accounting and disclosures; (iv) risk assessment of uncertain tax positions; and (v) the determination of the recoverability of net deferred tax assets. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which removes certain exceptions for companies related to tax allocations and simplifies when companies recognize deferred tax liabilities in an interim period. ASU 2019-12 will be effective for the Company’s fiscal year beginning May 1, 2021. The Company is currently evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU  2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 was effective for the Company’s fiscal year beginning May 1, 2020. The adoption of ASU 2018-13 by the Company did not have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU  2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for companies with defined benefit retirement plans. ASU 2018-14 was effective for the Company’s fiscal year beginning May 1, 2020. The adoption of ASU 2018-14 by the Company did not have a material effect on its consolidated financial statements.

There are no other new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its consolidated financial statements.

(2)	REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	April 30,
	2021	2020
Land held for development or sale in New Mexico	$49,918	$49,462
Land held for development or sale in Colorado	3,975	3,943
Homebuilding finished inventory	417	-
Homebuilding construction in process	1,279	44
	$55,589	$53,449

Land held for development or sale represents property located in areas that are planned to be developed or sold in the near term. A substantial majority of the Company’s real estate assets are located in or adjacent to Rio Rancho, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region.

Land held for development or sale in Colorado represents an approximately 160-acre property in Brighton, Colorado and an approximately 5-acre property in Parker, Colorado zoned for commercial use.

Homebuilding finished inventory represents costs for residential homes that are completed and ready for sale. Homebuilding construction in process represents costs for residential homes being built.

Interest and loan costs of $105,000 and real estate taxes of $29,000 were capitalized in real estate inventory for the year ending April 30, 2021. Interest and loan costs of $182,000 and real estate taxes of $78,000 were capitalized in real estate inventory for the year ending April 30, 2020.

(3)	INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	April 30,
	2021	2020
Land held for long-term investment	$9,775	$9,751
Construction in process	-	2,320
Buildings	10,003	13,096
Less accumulated depreciation	(6,196)	(6,523)
Buildings, net	3,807	6,573
	$13,582	$18,644

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business.

Construction in process relates primarily to construction costs of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico, which was completed during 2021.

As of April 30, 2021, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. As of April 30, 2020, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida and a 61,000 square foot warehouse and office facility located in Palm Coast, Florida. During 2021, the Company sold the 14,000 square foot retail building and the 61,000 square foot warehouse and office facility. Depreciation associated with the buildings was $542,000 and $517,000 for 2021 and 2020.

In connection with the sale of a former business segment in April 2019, the Company leased warehouse and office facilities located in Palm Coast, Florida to the former business segment. The Company recognized a deferred purchase price asset based on the present value of the portion of the lease rates in the lease agreements that exceeded estimated market rates. The deferred purchase price was being amortized as payments from the tenant were received. Following the failure of the tenant to pay rent for the warehouse and office facilities in 2020, the Company (i) recognized net non-cash pre-tax impairment charges on other assets of $5,046,000 of the remaining deferred purchase price, (ii) entered into a settlement agreement in 2020 that resulted in the Company receiving $625,000 and (iii) entered into a second settlement agreement in 2021 that resulted in the Company receiving $650,000 and the leases for the warehouse and office facilities terminating in August 2020 with a rental payment of $350,000.

(4)	OTHER ASSETS

Other assets consist of (in thousands):

	April 30,
	2021	2020
Prepaid expenses	$324	$464
Receivables	37	156
Right-of-use assets associated with leases of office facilities	84	109
Other assets	172	170
Property and equipment	222	217
Less accumulated depreciation	(194)	(182)
Property and equipment, net	28	35
	$645	$934

Prepaid expenses as of April 30, 2021 primarily consist of prepaid insurance, stock compensation, prepayments for office rent, brokers commission related to a building lease and security deposits for the buildings in Palm Coast, Florida. Prepaid expenses as of April 30, 2020 primarily consist of prepaid insurance, stock compensation and in-process prepayments of amounts due under a public improvement district.

Right-of-use assets associated with the leases of office facilities were $84,000 as of April 30, 2021, net of $85,000 of amortized lease cost during 2021, and $109,000 as of April 30, 2020, net of $104,000 of amortized lease cost during 2020. Depreciation expense associated with property and equipment was $11,000 and $20,000 for 2021 and 2020.

(5)            ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	April 30,
	2021	2020
Real estate operations
Accrued expenses	$658	$518
Trade payables	1,377	1,146
Real estate customer deposits	1,769	1,117
	3,804	2,781
Corporate operations	654	344
	$4,458	$3,125

(6)            NOTES PAYABLE

Notes payable, net consist of (in thousands):

	April 30,
	2021	2020
Real estate notes payable	$3,482	$3,894
Unamortized debt issuance costs	(34)	(4)
	$3,448	$3,890

The following presents information on the Company’s notes payable in effect as of April 30, 2021 (dollars in thousands):

		Maximum Available	Outstanding Principal Amount		Interest Rate
		Principal	April 30,		April 30,
Loan Identifier	Lender	Amount	2021	2020	2021
Revolving Line of Credit	BOKF	$4,000	$-	$-	3.75%
Lomas Encantadas U2B P3	BOKF	2,400	409	NA	3.75%
Hawk Site U37	SLFCU	3,000	-	41	4.50%
Hawk Site U23 U40	BOKF	2,700	30	NA	3.75%
Lavender Fields – acquisition	Seller	1,838	1,748	-	0%
Lavender Fields – development	BOKF	3,750	1,293	-	3.75%
			$3,482	$41

Additional information regarding each of the above notes payable is provided below:

•	Revolving Line of Credit. In February 2021, AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, entered into a Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Loan Agreement is evidenced by a Revolving Line of Credit Promissory Note and is secured by a Line of Credit Mortgage, Security Agreement and Fixture Filing, between ASW and BOKF, with respect to a 298-acre property within the Paseo Gateway subdivision located in Rio Rancho, New Mexico. Pursuant to the loan documentation, BOKF has agreed to lend up to $4,000,000 to ASW on a revolving line of credit basis for general corporate purposes, including up to $250,000 dedicated for use in connection with a company credit card. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in February 2024. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%.

ASW made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans, including the loan having a zero balance for two periods of fifteen consecutive days during each calendar year and ASW and its subsidiaries having at least $3.0 million of unencumbered and unrestricted cash, cash equivalents and marketable securities in order to be entitled to advances under the loan. The loan documentation contains customary events of default for similar financing transactions, including ASW’s failure to make principal, interest or other payments when due; the failure of ASW to observe or perform its covenants under the loan documentation; the representations and warranties of ASW being false; the insolvency or bankruptcy of ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. As of April 30, 2021, ASW was in compliance with the financial covenants contained in the loan documentation. ASW incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized no interest or fees related to this loan during 2021. The total book value of the property mortgaged pursuant to this loan was $1,693,000 as of April 30, 2021.

•	Lomas Encantadas U2B P3. In September 2020, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements. Pursuant to the loan documentation, BOKF has agreed to lend up to $2,400,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision. LEDC made no principal repayments during 2021. LEDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,144,000 on or before December 22, 2022, $572,000 on or before March 22, 2023, $572,000 on or before June 22, 2023 and $112,000 on or before September 22, 2023. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in September 2023. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. BOKF is required to release the lien of its mortgage on any lot upon LEDC making a principal payment of $44,000.

LEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including LEDC’s failure to make principal, interest or other payments when due; the failure of LEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LEDC or ASW being false; the insolvency or bankruptcy of LEDC or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. As of April 30, 2021, LEDC was in compliance with the financial covenants contained in the loan documentation. LEDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized interest and fees related to this loan of $30,000 during 2021. The total book value of the property mortgaged pursuant to this loan was $2,343,000 as of April 30, 2021.

•	Hawk Site U37. In February 2020, Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Sandia Laboratory Federal Credit Union (“SLFCU”). The Business Loan Agreement is evidenced by a Promissory Note, and is secured by a Line of Credit Mortgage, between MHEDC and SLFCU, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Commercial Guaranty entered into by ASW in favor of SLFCU, ASW guaranteed MHEDC’s obligations under each of the above agreements. Pursuant to the loan documentation, SLFCU has agreed to lend up to $3,000,000 to MHEDC on a revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. The maximum principal available under the loan will be limited to 75% of the bulk discounted value of the lots to be developed with the loan proceeds. The maximum principal available under the loan is estimated to be $1,462,000 as of April 30, 2021. MHEDC made principal repayments of $2,139,000 during 2021 and MHEDC did not make any principal repayments during 2020. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in August 2022. Interest on the outstanding principal amount of the loan is payable monthly at the fixed annual rate of 4.5%. SLFCU is required to release the lien of its mortgage on any lot upon MHEDC making a principal payment equal to $52,000 per lot.

MHEDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: MHEDC’s failure to make principal, interest or other payments when due; the failure of MHEDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of MHEDC or ASW being false; the insolvency or bankruptcy of MHEDC or ASW; and the failure of ASW to maintain a tangible net worth of at least $29 million. Upon the occurrence and during the continuance of an event of default, SLFCU may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. As of April 30, 2021, MHEDC was in compliance with the financial covenants contained in the loan documentation. MHEDC incurred certain customary costs and expenses and paid certain fees to SLFCU in connection with the loan. The Company capitalized interest and fees related to this loan of $7,000 during 2021 and $42,000 during 2020. The total book value of the property mortgaged pursuant to this loan was $2,648,000 as of April 30, 2021.

•	Hawk Site U23 U40. In January 2021, Mountain Hawk West Development Company LLC (“MHWDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between MHWDC and BOKF, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed MHWDC’s obligations under each of the above agreements. Pursuant to the loan documentation, BOKF has agreed to lend up to $2,700,000 to MHWDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Hawk Site subdivision. MHWDC made no principal repayments during 2021. MHWDC is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $1,033,600 on or before October 21, 2022, $760,050 on or before January 21, 2023, $760,050 on or before April 21, 2023 and $146,300 on or before July 21, 2023. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in July 2023. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. BOKF is required to release the lien of its mortgage on any lot upon MHWDC making a principal payment of $35,250 or $48,650 depending on the size of the lot.

MHWDC and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: MHWDC’s failure to make principal, interest or other payments when due; the failure of MHWDC or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of MHWDC or ASW being false; the insolvency or bankruptcy of MHWDC or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. As of April 30, 2021, MHWDC was in compliance with the financial covenants contained in the loan documentation. MHWDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized no interest or fees related to this loan during 2021. The total book value of the property mortgaged pursuant to this loan was $3,915,000 as of April 30, 2021.

•	Lavender Fields. In June 2020, Lavender Fields, LLC (“LF”), a subsidiary of the Company, acquired 28 acres in Bernalillo County, New Mexico comprising the Meso AM subdivision, which has been developed into 82 finished residential lots.

o	Acquisition. The acquisition included $1,838,000 of deferred purchase price, of which $919,000 is payable on or before June 2021 and $919,000 is payable on or before June 2022. The deferred purchase price is evidenced by a non-interest bearing Promissory Note and is secured by a Mortgage, Security Agreement and Fixture Filing with respect to the acquired property. The outstanding principal amount of the loan may be prepaid at any time without penalty. The lien of the mortgage on any portion of the property will be released as to such property upon payment of that percentage of the then unpaid principal balance of the Promissory Note equal to the number of acres of land within the property being released divided by the number of acres of land within the property then remaining encumbered by the mortgage (including the property being released). Any prepayment shall be credited toward the next payment due under the Promissory Note. LF made principal prepayments of $90,000 during 2021.

LF made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LF’s failure to make principal or other payments when due; the failure of LF to observe or perform its covenants under the loan documentation; and the representations and warranties of LF being false. Upon the occurrence and during the continuance of an event of default, the outstanding principal amount and all other obligations under the loan may be declared immediately due and payable. As of April 30, 2021, LF was in compliance with the financial covenants contained in the loan documentation. LF incurred customary costs and expenses in connection with the loan. The Company capitalized no interest or fees related to this loan during 2021. The total book value of the property mortgaged pursuant to this loan was $6,450,000 as of April 30, 2021. Refer to Note 19 for detail regarding the payment of this deferred purchase price.

o	Development. In June 2020, LF entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between LF and BOKF with respect to the acquired property. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW has guaranteed LF’s obligations under each of the above agreements. BOKF has agreed to lend up to $3,750,000 to LF on a non-revolving line of credit basis to partially fund the development of the acquired property. LF made principal repayments of $263,000 during 2021. LF is required to make periodic principal repayments of borrowed funds not previously repaid as follows: $657,500 on or before March 19, 2022; $394,500 on or before June 19, 2022; $394,500 on or before September 19, 2022; $394,500 on or before December 19, 2022; $394,500 on or before March 19, 2023; $394,500 on or before June 19, 2023; $394,500 on or before September 19, 2023; $394,500 on or before December 19, 2023; and $331,000 on or before March 19, 2024. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in June 2024. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. BOKF is required to release the lien of its mortgage on any lot upon LF making a principal payment of $65,750.

LF and ASW have made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: LF’s failure to make principal, interest or other payments when due; the failure of LF or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of LF or ASW being false; the insolvency or bankruptcy of LF or ASW; and the failure of ASW to maintain a tangible net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. As of April 30, 2021, LF was in compliance with the financial covenants contained in the loan documentation. LF incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized no interest or fees related to this loan during 2021. The total book value of the property mortgaged pursuant to this loan was $6,450,000 as of April 30, 2021.

The following presents information on the Company’s notes payable in effect as of April 30, 2020 and terminated prior to April 30, 2021 (in thousands):

		Maximum Available Principal	Outstanding Principal Amount
Loan Identifier	Lender	Amount	April 30, 2020
Lomas Encantadas U2C P3	BOKF	$2,475	$1,576
Las Fuentes at Panorama Village	BOKF	2,750	1,979
SBA Paycheck Protection Program	BOKF	298	298
			$3,853

Additional information regarding each of the above notes payable is provided below:

•	Lomas Encantadas U2C P3. In June 2019, LEDC entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho, New Mexico. Pursuant to a Guaranty Agreement entered into ASW in favor of BOKF, ASW guaranteed LEDC’s obligations under each of the above agreements. BOKF agreed to lend up to $2,475,000 to LEDC on a non-revolving line of credit basis to partially fund the development of certain planned residential lots within the Lomas Encantadas subdivision. LEDC incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized interest and fees related to this loan of $16,000 during 2021 and $79,000 during 2020. The loan was scheduled to mature in June 2022. The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in January 2021.

•	Las Fuentes at Panorama Village Subdivision. In January 2020, Las Fuentes Village II, LLC (“LFV”), a subsidiary of the Company, entered into a Loan Agreement with BOKF. The Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between LFV and BOKF, with respect to the construction of a building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico. Pursuant to a Limited Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed LFV’s obligations under each of the above agreements. BOKF agreed to lend up to $2,750,000 to LFV on a non-revolving line of credit basis to partially fund the construction of the building. LFV incurred certain customary costs and expenses and paid certain fees to BOKF in connection with the loan. The Company capitalized interest and fees related to this loan of $23,000 during 2021 and $7,000 during 2020. The loan was scheduled to mature in January 2027. The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in April 2021.

•	SBA Paycheck Protection Program. In April 2020, the Company received a loan from BOKF pursuant to the Paycheck Protection Program loan program administered by the U.S. Small Business Administration. The loan was evidenced by a note and was unsecured. The Company received $298,000 pursuant to the loan. The Company capitalized no interest or fees related to this loan during 2021 and 2020. The loan was scheduled to mature in April 2022. In accordance with the provisions of the Paycheck Protection Program loan program, the Company may apply for forgiveness of that part of the loan which was used during the 24 weeks from the receipt of the loan funds to pay eligible payroll costs, interest on a mortgage obligation incurred before February 2020, rent obligations under leases dated before February 2020 and utility obligations under services agreements dated before February 2020; provided that at least 75% of the forgivable amount was used for payroll costs. The Company received notice of forgiveness in 2021 pursuant to the terms of the program of the entire principal amount of the loan and all accrued interest. The Company recognized a related gain on debt forgiveness in the amount of $300,000 in other income.

The following table summarizes the scheduled principal repayments subsequent to April 30, 2021 (in thousands):

Fiscal Year	Scheduled Payments
2022	$1,225
2023	2,257
Total	$3,482

(7)	REVENUES

Land sale revenues.

Substantially all of the land sale revenues were received from 4 customers for 2021 and 4 customers for 2020. There were no outstanding receivables from these customers as of April 30, 2021 or April 30, 2020.

Home sale revenues. Home sale revenues are from homes constructed and sold by the Company in the Albuquerque, New Mexico metropolitan area.

Rental revenues. Rental revenues consist of rent received from tenants at buildings in Palm Coast, Florida and at a retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico.

Building sales and other revenues. Building sales and other revenues consist of (in thousands):

	Year Ended April 30,
	2021	2020
Sales of buildings and other land	$9,493	$665
Oil and gas royalties	135	608
Public improvement district reimbursements	390	113
Private infrastructure reimbursement covenants	549	324
Miscellaneous other revenues	532	301
	$11,099	$2,011

Sales of buildings and other land during 2021 consists of $5,493,000 with respect to the sale of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico and $4,000,000 with respect to the sale of a 61,000 square foot warehouse and office facility located in Palm Coast, Florida in 2021. Sales of buildings and other land for 2020 consisted of the sale of two undeveloped properties in Palm Coast, Florida.

The Company owns certain minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado leased to a third party for as long as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. The lessee has pooled various minerals and mineral rights, including the Company’s minerals and mineral rights, for purposes of drilling and extraction. After applying the ownership and royalty percentages of the pooled minerals and mineral rights, the lessee is required to pay the Company a royalty on oil and gas produced from the pooled property of 1.42% of the proceeds received by the lessee from the sale of such oil and gas, and such royalty will be charged with 1.42% of certain post-production costs associated with such oil and gas. The lessee commenced drilling with respect to the pooled property in fiscal year 2019, with initial royalty payments made in 2020. The Company received $135,000 and $608,000 of royalties during 2021 and 2020 with respect to the pooled property.

The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. The lease to a third party with respect to such mineral rights expired in September 2020 and no drilling had commenced with respect to such mineral rights. The Company did not record any revenue in 2021 or 2020 related to this lease.

A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills subdivision are subject to a public improvement district. The public improvement district reimburses the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district. The Company has accepted discounted prepayments of amounts due under the public improvement district. The Company collected $390,000 and $113,000 during 2021 and 2020 in connection with this public improvement district.

The Company instituted private infrastructure reimbursement covenants on a portion of the property in Hawk Site. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing a special levy on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the public improvement district. The Company collected $549,000 and $324,000 during 2021 and 2020 in connection with these private infrastructure reimbursement covenants.

Miscellaneous other revenues for 2021 primarily consist of payments for impact fee credits, installation of telecommunications equipment in subdivisions and profit on land used in homebuilding. Miscellaneous other revenues for 2020 primarily consist of forfeited deposits and non-refundable option payments.

Major customers: There were three customers with revenues in excess of 10% of the Company’s revenues during 2021. The revenues for each such customer during 2021 are as follows: $10,582,000, $6,606,000 and $4,858,000, with each of these revenues reported in the Company’s land development business segment. There were three customers with revenues in excess of 10% of the Company’s revenues during 2020. The revenues for each such customer during 2020 are as follows: $8,364,000, $3,105,000 and $2,703,000, with each of these revenues reported in the Company’s land development business segment.

(8)	COST OF REVENUES

Land sale cost of revenues includes all direct acquisition costs and other costs specifically identified with the property and an allocation of certain common development costs associated with the entire project.

Home sale cost of revenues includes costs for residential homes that were sold.

Building sales and other cost of revenues during 2021 consist of $3,308,000 with respect to the sale of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico and $2,414,000 with respect to the sale of a 61,000 square foot warehouse and office facility located in Palm Coast, Florida.

(9)	GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Year Ended April 30,
	2021	2020
Land development	$2,532	$2,422
Homebuilding	626	23
Corporate	2,262	10,512
	$5,420	$12,957

Corporate general and administrative expenses included two non-cash expenses in 2020: (i) a pre-tax pension settlement loss of $2,929,000 as a result of the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees and (ii) an impairment charge on other assets of $5,046,000 which represented the remaining present value of lease payments expected to be received by the Company for buildings located in Palm Coast, Florida deemed to be consideration with respect to the sale of a former business segment partially offset by the receipt of $625,000 received in connection with a settlement agreement related to such sale (refer to Note 3 for detail regarding the sale of a former business segment and related settlement agreement). No such non-cash expenses were incurred in 2021.

(10)	FAIR VALUE MEASUREMENTS

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques need to maximize the use of observable inputs and minimize the use of unobservable inputs. There were no transfers between Levels 1, 2 or 3 during 2021 or 2020.

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

(11)	BENEFIT PLANS

Pension plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was underfunded as of April 30, 2021 by $476,000, with $21,102,000 of assets and $21,578,000 of liabilities and was underfunded as of April 30, 2020 by $5,014,000, with $18,260,000 of assets and $23,274,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 2.48% per year as of April 30, 2021 and 2.29% per year as of April 30, 2020, which are based on the FTSE Pension Discount Curve as of such dates as it corresponds to the projected liability requirements of the pension plan.

The Company made voluntary contributions to the pension plan of $1,847,000 and $3,600,000 during 2021 and 2020. The Company recognized a non-cash pre-tax pension settlement loss of $2,929,000 in 2020 due to the Company’s defined benefit pension plan paying an aggregate of $7,280,000 in lump sum payouts of pension benefits to former employees. There were no such charges in 2021.

Pension assets and liabilities are measured at fair value (measured in accordance with the guidance described in Note 10) and are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). There were no impairments resulting in a change in fair value during 2021 and 2020.

Net periodic pension cost for 2021 and 2020 was comprised of the following components (in thousands):

	Year Ended April 30,
	2021	2020
Interest cost on projected benefit obligation	$504	$716
Expected return on assets	(1,409)	(1,591)
Plan expenses	340	410
Recognized net actuarial loss	529	563
Settlement loss	-	2,929
Net periodic pension cost	$(36)	$3,027

The estimated net loss, transition obligation and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over fiscal year 2022 are $392,000, $0 and $0. Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2021	2020
Discount rate used to determine net periodic pension cost	2.29%	3.54%
Discount rate used to determine pension benefit obligation	2.48%	2.29%
Expected long-term rate of return on assets used for pension cost on assets	7.75%	7.75%

The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$23,274	$30,304
Interest cost	504	716
Actuarial loss (gain)	(537)	1,550
Benefits paid	(1,663)	(2,016)
Settlement paid	-	(7,280)
Benefit obligation at end of year	$21,578	$23,274
Change in plan assets:
Fair value of plan assets at beginning of year	$18,260	$23,903
Actual return on plan assets	2,808	393
Company contributions	1,847	3,600
Benefits paid	(1,663)	(2,016)
Settlement paid	-	(7,280)
Plan expenses	(150)	(340)
Fair value of plan assets at end of year	$21,102	$18,260
Underfunded status	$(476)	$(5,014)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheets. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2021	2020
Pretax accumulated comprehensive loss	$8,426	$11,082

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2021 and 2020 (in thousands):

	Pension Benefits
	Pretax	Net of Tax
Accumulated comprehensive loss, May 1, 2019	$11,896	$7,031
Net actuarial loss	2,678	1,868
Recognized settlement gain	(2,929)	(2,049)
Amortization of net loss	(563)	(383)
Accumulated comprehensive loss, April 30, 2020	$11,082	$6,467
Net actuarial gain	(2,127)	(1,483)
Amortization of net loss	(529)	(361)
Accumulated comprehensive loss, April 30, 2021	$8,426	$4,623

The Company recorded, net of tax, other comprehensive income of $1,844,000 and $564,000, including the pension settlement, net of tax, of $2,049,000 in 2021 and 2020 to account for the net effect of changes to the unfunded portion of pension liability.

The asset allocation for the pension plan by asset category was as follows:

	April 30,
	2021	2020
Equity securities	51%	27%
Fixed income securities	39	59
Other (principally cash and cash equivalents)	10	14
Total	100%	100%

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

The expected return on assets for the pension plan is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the pension plan is invested, as well as current economic and market conditions. For 2021, the Company used a 7.75% assumed rate of return for purposes of the expected return rate on assets for the development of net periodic pension costs for the pension plan. For years following 2021, the assumed rate of return for purposes of the expected return rate on assets is anticipated to be 7.75%.

The Company funds the pension plan in compliance with IRS funding requirements. The Company made voluntary contributions to the pension plan of $1,847,000 in 2021 and $3,600,000 in 2020. The Company is required to make minimum contributions to the pension plan; however, no minimum contributions are expected to be required during fiscal year 2022.

The amount of future annual benefit payments to pension plan participants payable from plan assets is expected to be as follows: 2022 - $2,580,000, 2023 - $1,712,000, 2024 - $1,640,000, 2025 - $1,577,000 and 2026 - $1,539,000 and an aggregate of $6,674,000 is expected to be paid in the fiscal five-year period 2027 through 2031.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2021 and 2020 (in thousands):

2021:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,215	$2,215	$-	$-
Investments at fair value:
Equity securities	10,707	10,707	-	-
Fixed income securities	8,180	8,180	-	-
Total assets at fair value	$21,102	$21,102	$-	$-

2020:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,655	$2,655	$-	$-
Investments at fair value:
Equity securities	4,880	4,880	-	-
Fixed income securities	10,725	10,725	-	-
Total assets at fair value	$18,260	$18,260	$-	$-

Simple IRA

The Company provides a Simple IRA plan as a retirement plan for eligible employees who earned at least $5,000 of annual compensation. Under the Simple IRA plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching on a dollar-for-dollar basis up to 3% of the employees’ annual pre-tax compensation. The Company’s employer contribution was $36,000 and $14,000 for 2021 and 2020.

Equity compensation plan

The AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”) authorizes stock-based awards of various kinds to non-employee directors and employees covering up to a total of 500,000 shares of common stock of the Company. The Equity Plan will expire by its terms on, and no award will be granted under the Equity Plan on or after, September 19, 2026. As of April 30, 2021, the Company had 372,000 shares of common stock of the Company available for issuance under the Equity Plan.

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

The summary of the 2020 and 2021 restricted share award activity presented below represents the maximum number of shares issued to employees that could be vested:

Restricted share awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 1, 2019	42,667	$6.87
Granted during 2020	9,000	6.35
Vested during 2020	(14,833)	6.59
Forfeited during 2020	(4,000)	6.76
Non-vested as of April 30, 2020	32,834	$6.86
Granted during 2021	9,000	4.63
Vested during 2021	(12,834)	6.86
Forfeited during 2021	-	-
Non-vested as of April 30, 2021	29,000	$6.18

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $78,000 and $113,000 for 2021 and 2020. As of April 30, 2021, there was $34,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

On December 31, 2019, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the Equity Plan equal to $25,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $5.98 on December 31, 2019, the Company issued a total of 16,720 deferred common share units to members of the Company’s Board of Directors.

On December 31, 2020, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the Equity Plan equal to $30,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $8.54 on December 31, 2020, the Company issued a total of 10,536 deferred common share units to members of the Company’s Board of Directors.

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

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year, was $90,000 and $100,000 for 2021 and 2020. At April 30, 2021 and 2020, there was $30,000 and $33,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of the following fiscal year.

(12)	OTHER INCOME

Other income of $1,028,000 for 2021 primarily consisted of a settlement payment of $650,000 from a former business segment (refer to Note 3 for detail regarding the settlement agreement) and $300,000 of debt forgiveness with respect to a loan received by the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration (refer to Note 6 for detail regarding the debt forgiveness).

(13)	INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2021	2020
Current:
Federal	$69	$(36)
State and local	80	112
	149	76
Deferred:
Federal	2,219	(1,597)
State and local	275	(201)
	2,494	(1,798)
Total provision (benefit) for income taxes	$2,643	$(1,722)

The components of the net deferred income taxes are as follows (in thousands):

	April 30,
	2021	2020
Deferred income tax assets:
State tax loss carryforwards	$4,296	$4,622
U.S. federal NOL carryforward	1,384	3,746
Accrued pension costs	-	1,258
Vacation accrual	14	52
Real estate basis differences	3,976	4,096
Other	303	194
Total deferred income tax assets	9,973	13,968
Deferred income tax liabilities:
Depreciable assets	(749)	(1,341)
Deferred gains on investment assets	(2,300)	(2,277)
Prepaid pension costs	(178)	-
Other	(31)	-
Total deferred income tax liabilities	(3,258)	(3,618)
Valuation allowance for realization of certain deferred income tax assets	(3,966)	(4,270)
Net deferred income tax asset	$2,749	$6,080

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates primarily to deferred tax assets, including net operating loss carryforwards, in states where the Company either has no current operations or its operations are not considered likely to realize the deferred tax assets due to the amount of the applicable state net operating loss or its expected expiration date. The $304,000 decrease in the valuation allowance in 2021 is related to the decrease in state net operating losses that are not expected to be realizable.

The Company has federal net operating loss carryforwards of $6,589,000, which has an indefinite time to utilize and will not expire. In addition, the Company has state net operating loss carryforwards of $107,232,000 that expire beginning in fiscal year ending April 30, 2022.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision (in thousands):

	Year Ended April 30,
	2021	2020
Computed tax provision (benefit) at statutory rate	$2,108	$(1,603)
Increase (reduction) in tax resulting from:
Deferred tax rate changes	139	163
Change in valuation allowances	(304)	262
State income taxes, net of federal income tax effect	366	(481)
Permanent items	(63)	1
Other	397	(64)
Actual tax provision (benefit)	$2,643	$(1,722)

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The Company is currently under examination by the Internal Revenue Service for their income tax return filed for the tax year ended April 30, 2019. The examination is in the discovery stages and there are no proposed adjustments at this time. Other than the U.S. federal tax return, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2018 are no longer subject to examination due to the expiration of the applicable statutes of limitations.

ASC 740 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The Company has no unrecognized tax benefits for 2021 and 2020.

The Company has elected to include interest and penalties in its income tax expense. The Company had no accrued interest or penalties as of April 30, 2021 and 2020.

(14)	LEASE COMMITMENTS

The Company leases offices and office equipment in Pennsylvania and New Mexico. The leases are generally non-cancelable operating leases with an initial term of two to five years. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease agreements do not contain any residual value guarantees or material restrictive covenants. As of April 30, 2021, right-of-use assets and lease liabilities were $84,000 and $86,000. As of April 30, 2020, right-of-use assets and lease liabilities were $109,000 and $113,000. Total operating lease expense was $114,000 and $113,000 for 2021 and 2020.

Remaining operating lease payments subsequent to April 30, 2021 are $84,000 in fiscal year 2022 and none in subsequent years. Remaining operating lease payments had immaterial imputed interest resulting in a present value of lease liabilities of $84,000. For 2021, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were less than one year and 5.50%. For 2020, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 1.2 years and 5.50%. The lease contracts for the Company generally do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

(15)	OTHER COMMITMENTS AND CONTINGENCIES

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders, which have impacted and restricted various aspects of the Company’s operations. While the Company cannot reasonably estimate the length or severity of this pandemic or if there will be additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which the Company operates, an extended economic slowdown could materially impact the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal year 2022 or beyond.

(16)	STOCK REPURCHASES

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

In November 2020, the Company’s share repurchase program was terminated.

(17)	TREASURY STOCK

During 2021, 225,250 shares of common stock of the Company held as treasury stock were retired and returned to the status of authorized but unissued shares of common stock.

(18)	INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

2021(a)	Land Development	Homebuilding	Corporate	Consolidated
Revenues	$32,431	$3,081	$4,557	$40,069
Net income (loss)	10,091	(84)	(2,615)	7,392
Provision (benefit) for income taxes	(765)	(45)	3,453	2,643
Interest expense (income), net (b)	43	-	(3)	40
Depreciation	51	-	503	554
EBITDA (c)	$9,420	$(129)	$1,338	$10,629
Capital expenditures	$-	$5	$-	$5
Total assets as of April 30, 2021	$81,892	$1,999	$13,475	$97,366

2020(a)
Revenues	$17,316	$-	$1,467	$18,783
Net income (loss)	2,249	-	(8,152)	(5,903)
Benefit for income taxes	(250)	-	(1,472)	(1,722)
Interest income, net (b)	22	-	(312)	(334)
Depreciation	45	-	492	537
EBITDA (c)	$2,022	$-	$(9,444)	$(7,422)
Capital expenditures	$5	$-	$13	$18
Total assets as of April 30, 2020	$73,023	$-	$23,643	$96,666

(a)	Revenue information provided for each segment may include amounts classified as rental revenues and building sales and other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.

(b)	Interest expense (income), net excludes inter-segment interest expense (income) that is eliminated in consolidation.

(c)	The Company uses EBITDA (which the Company defines as income (loss) before net interest expense, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Prior to 2021, the Company operated in primarily one business segment: the real estate business.

(19)	SUBSEQUENT EVENTS

Notes Payable – Lavender Fields. Refer to Note 6 for detail about the deferred purchase price with respect to the acquisition of 28 acres in Bernalillo County, New Mexico comprising the Meso AM subdivision. In May 2021, LF and the holder of the promissory note evidencing the deferred purchase price agreed to reduce the deferred purchase price by $45,000 and the remaining outstanding deferred purchase price of 1,704,000 was fully paid by LF.

Notes Payable – La Mirada. In June 2021, Wymont LLC (“Wymont”), a subsidiary of the Company, completed the acquisition of a 15-acre property in the La Mirada subdivision located in Albuquerque, New Mexico. In June 2021, Wymont entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between Wymont and BOKF, with respect to the acquired property. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed Wymont’s obligations under each of the above agreements.

Pursuant to the loan documentation, BOKF has agreed to lend up to $7,375,000 to Wymont on a non-revolving line of credit basis to partially fund the acquisition and development of the acquired property. The outstanding principal amount of the loan may be prepaid at any time without penalty. The loan is scheduled to mature in June 2024. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. Generally, BOKF is required to release the lien of its mortgage on any commercial lot within the acquired property upon Wymont making a principal payment equal to the net sales proceeds with respect to the sale of such lot. BOKF is required to release the lien of its mortgage on any residential lot within the acquired property upon Wymont making a principal payment equal to $60,600 per such released lot.

Wymont and ASW made certain representations and warranties in connection with this loan and are required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: Wymont’s failure to make principal, interest or other payments when due; the failure of Wymont or ASW to observe or perform their respective covenants under the loan documentation; the representations and warranties of Wymont or ASW being false; the insolvency or bankruptcy of Wymont or ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. Wymont incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan. The outstanding principal amount of the loan was $5,448,000 as of June 30, 2021.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of April 30, 2021 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Executive Officers of the Registrant.”

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

The information set forth under the headings “The Board of Directors and its Committees” and “Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

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

(a)            1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm dated July 27, 2021 – Marcum LLP

•	Consolidated Balance Sheets – April 30, 2021 and 2020

•	Consolidated Statements of Operations for the Years Ended April 30, 2021 and April 30, 2020

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended April 30, 2021 and April 30, 2020

•	Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2021 and April 30, 2020

•	Consolidated Statements of Cash Flows for the Years Ended April 30, 2021 and April 30, 2020

•	Notes to Consolidated Financial Statements

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

Dated: July 27, 2021

	By:	/s/ Adrienne M. Uleau
	Name:	Adrienne M. Uleau
	Title:	Vice President, Finance and Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher V. Vitale Christopher V. Vitale	President, Chief Executive Officer and Director (Principal Executive Officer)	July 27, 2021
/s/ Adrienne M. Uleau Adrienne M. Uleau	Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)	July 27, 2021
/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 27, 2021
/s/ Robert E. Robotti Robert E. Robotti	Director	July 27, 2021
/s/ Albert V. Russo Albert V. Russo	Director	July 27, 2021

EXHIBIT INDEX
NUMBER	ITEM
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
3.2	By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 13, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed July 27, 2020)
10.1	Settlement Agreement, dated as of February 18, 2020, among Palm Coast Data Holdco, Inc., Studio Membership Services, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 18, 2020)
10.2	Settlement Agreement, dated as of May 18, 2020, among Palm Coast Data Holdco, Inc., Commerce Blvd Holdings LLC, Two Commerce LLC, Liam Lynch, Irish Studio LLC, Studio Membership Services, LLC, FulCircle Media, LLC, Media Data Resources, LLC, 11 Commerce Blvd Holdings, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 20, 2020)
10.3	Development Loan Agreement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 18, 2019)
10.4	Non-Revolving Line of Credit Promissory Note, dated June 17, 2019, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 18, 2019)
10.5	Mortgage, Security Agreement and Financing Statement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 18, 2019)
10.6	Guaranty Agreement, dated as of June 17, 2019, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 18, 2019)
10.7	Loan Agreement, dated as of January 10, 2020, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)
10.8	Non-Revolving Line of Credit Promissory Note, dated January 10, 2020, by Las Fuentes Village II, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)
10.9	Mortgage, Security Agreement and Financing Statement, dated as of October 11, 2019, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)
10.10	Limited Guaranty Agreement, dated as of January 10, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)
10.11	Business Loan Agreement, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)
10.12	Promissory Note, dated February 3, 2020, by Mountain Hawk East Development Company LLC in favor of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.13	Line of Credit Mortgage, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)
10.14	Commercial Guaranty, dated as of February 3, 2020, made by AMREP Southwest Inc. for the benefit of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)
10.15	Promissory Note, dated as of June 15, 2020, between MesoAM LLC and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.16	Mortgage, Security Agreement and Fixture Filing, dated as of June 15, 2020, by Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.17	Development Loan Agreement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.18	Non-Revolving Line of Credit Promissory Note, dated June 19, 2020, by Lavender Fields, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.19	Mortgage, Security Agreement and Financing Statement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.20	Guaranty Agreement, dated as of June 19, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.21	Development Loan Agreement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 23, 2020)
10.22	Non-Revolving Line of Credit Promissory Note, dated September 22, 2020, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 23, 2020)
10.23	Mortgage, Security Agreement and Financing Statement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 23, 2020)
10.24	Guaranty Agreement, dated as of September 22, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed September 23, 2020)
10.25	Development Loan Agreement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.26	Non-Revolving Line of Credit Promissory Note, dated January 21, 2021, by Mountain Hawk West Development Company LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.27	Mortgage, Security Agreement and Financing Statement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 25, 2021)
10.28	Guaranty Agreement, dated as of January 21, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.29		Loan Agreement, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
10.30		Revolving Line of Credit Promissory Note, dated February 3, 2021, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
10.31		Line of Credit Mortgage, Security Agreement and Fixture Filing, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2021)
10.32		Development Loan Agreement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)
10.33		Non-Revolving Line of Credit Promissory Note, dated June 24, 2021, by Wymont LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)
10.34		Mortgage, Security Agreement and Financing Statement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)
10.35		Guaranty Agreement, dated as of June 24, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)
10.36	(a)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.37	(a)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.38	(a)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
21	(b)	Subsidiaries of Registrant.
23.1	(b)	Consent of Marcum LLP.
31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

(a)  Management contract or compensatory plan or arrangement in which directors or officers participate.

(b)  Filed herewith.