Form 10-Q
period 2021-07-31
AMREP CORP.
filed 2021-09-14
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 1-4702

AMREP Corporation

(Exact Name of Registrant as Specified in its Charter)

Oklahoma	59-0936128
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

850 West Chester Pike, Suite 205, Havertown, PA	19083
Address of Principal Executive Offices	Zip Code

(610) 487-0905
Registrant’s Telephone Number, Including Area Code

620 West Germantown Pike, Suite 175, Plymouth Meeting, PA 19462
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.10 par value	AXR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻    No ⌧

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 9, 2021 – 7,336,370.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	July 31,	April 30,
	2021	2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,274	$24,801
Real estate inventory	61,298	55,589
Investment assets, net	13,479	13,582
Other assets	791	645
Deferred income taxes, net	2,261	2,749
TOTAL ASSETS	$101,103	$97,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$3,700	$4,458
Notes payable, net	6,377	3,448
Taxes payable, net	29	95
Accrued pension costs	255	476
TOTAL LIABILITIES	10,361	8,477

Shareholders’ Equity:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 7,336,370 at July 31, 2021 and 7,323,370 at April 30, 2021	731	730
Capital contributed in excess of par value	45,221	45,072
Retained earnings	49,347	47,710
Accumulated other comprehensive loss, net	(4,557)	(4,623)
TOTAL SHAREHOLDERS’ EQUITY	90,742	88,889
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,103	$97,366

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months ended July 31, 2021 and 2020

(Amounts in thousands, except per share amounts)

	Three Months ended July 31,
	2021	2020
REVENUES:
Land sale revenues	$7,190	$3,487
Home sale revenues	2,411	—
Other revenues	906	719
Total revenues	10,507	4,206

COSTS AND EXPENSES:
Land sale cost of revenues	5,610	2,679
Home sale cost of revenues	1,914	—
General and administrative expenses	1,188	1,444
Total costs and expenses	8,712	4,123
Operating income	1,795	83

Interest income, net	1	6
Other income	230	650
Income before income taxes	2,026	739

Provision for income taxes	389	146
Net income	$1,637	$593

Basic earnings per share	$0.22	$0.07
Diluted earnings per share	$0.22	$0.07
Weighted average number of common shares outstanding – basic	7,346	8,151
Weighted average number of common shares outstanding – diluted	7,373	8,182

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months ended July 31, 2021 and 2020

(Amounts in thousands)

	Three Months ended
	July 31,
	2021	2020
Net income	$1,637	$593
Other comprehensive income, net of tax:
Decrease in pension liability, net of tax ($31 in 2022 and $42 in 2021)	66	90
Other comprehensive income	66	90
Total comprehensive income	$1,703	$683

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

			Capital		Accumulated	Treasury
			Contributed		Other	Stock,
	Common Stock		in Excess of	Retained	Comprehensive	at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2021	7,323	$730	$45,072	$47,710	$(4,623)	$—	$88,889
Issuance of restricted common stock	13	1	149	—	—	—	150
Net income	—	—	—	1,637	—	—	1,637
Other comprehensive income	—	—	—	—	66	—	66
Balance, July 31, 2021	7,336	$731	$45,221	$49,347	$(4,557)	$—	$90,742

Balance, May 1, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637
Issuance of restricted common stock	9	1	41	—	—	—	42
Net income	—	—	—	593	—	—	593
Other comprehensive income	—	—	—	—	90	—	90
Balance, July 31, 2020	8,367	$837	$51,375	$43,742	$(6,377)	$(4,215)	$85,362

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months ended July 31, 2021 and 2020

(Amounts in thousands)

	Three Months ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,637	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104	129
Amortization of debt issuance costs	34	3
Non-cash credits and charges:
Stock-based compensation	16	40
Deferred income tax provision	456	187
Net periodic pension cost	(123)	87
Gain on debt forgiveness	(45)	—
Changes in assets and liabilities:
Real estate inventory and investment assets	(5,709)	(4,050)
Other assets	(12)	(29)
Accounts payable and accrued expenses	(758)	980
Taxes payable	(66)	—
Net cash used in operating activities	(4,466)	(2,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1)	(3)
Net cash used in investing activities	(1)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	6,857	2,293
Principal debt payments	(3,867)	(637)
Payments for debt issuance costs	(50)	(27)
Net cash provided by financing activities	2,940	1,629

Decrease in cash and cash equivalents	(1,527)	(434)
Cash and cash equivalents, beginning of year	24,801	17,502
Cash and cash equivalents, end of year	$23,274	$17,068

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$(3)	$—
Interest paid	$40	$30
Right-of-use assets obtained in exchange for operating lease liabilities	$24	$26

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2021 and 2020

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

In the opinion of management, these unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless the context otherwise indicates, all references to 2022 and 2021 are to the fiscal years ending April 30, 2022 and 2021.

The unaudited consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2021, which was filed with the SEC on July 27, 2021 (the “2021 Form 10-K”).  Certain 2021 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on net income or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2021 Form 10-K, except for those adopted as described below.

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which removes certain exceptions for companies related to tax allocations and simplifies when companies recognize deferred tax liabilities in an interim period. ASU 2019-12 was effective for the Company’s fiscal year beginning May 1, 2021. The adoption of ASU 2019-12 by the Company did not have any effect on its consolidated financial statements.

There are no other new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its consolidated financial statements.

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	July 31,	April 30,
	2021	2021
Land held for development or sale in New Mexico	$55,640	$49,918
Land held for development or sale in Colorado	3,997	3,975
Homebuilding finished inventory	214	417
Homebuilding construction in process	1,447	1,279
	$61,298	$55,589

(3)          INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	July 31,	April 30,
	2021	2021
Land held for long-term investment	$9,775	$9,775
Buildings	10,003	10,003
Less accumulated depreciation	(6,299)	(6,196)
Buildings, net	3,704	3,807
	$13,479	$13,582

Depreciation associated with the buildings was $103,000 and $105,000 for the three months ended July 31, 2021 and July 31, 2020.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	July 31,	April 30,
	2021	2021
Prepaid expenses	$501	$324
Receivables	30	37
Right-of-use assets associated with leases of office facilities	60	84
Other assets	172	172
Property and equipment	222	222
Less accumulated depreciation	(194)	(194)
Property and equipment, net	28	28
	$791	$645

Prepaid expenses as of July 31, 2021 primarily consist of stock compensation and prepayments for a public improvement district. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $24,000 and $26,000 for three months ended July 31, 2021 and July 31, 2020. Depreciation expense associated with property and equipment was less than $1,000 and $7,000 for three months ended July 31, 2021 and July 31, 2020.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	July 31,	April 30,
	2021	2021
Real estate operations
Accrued expenses	$536	$658
Trade payables	1,100	1,377
Real estate customer deposits	1,595	1,769
	3,231	3,804
Corporate operations	469	654
	$3,700	$4,458

(6)          NOTES PAYABLE

Notes payable, net consist of (in thousands):

	July 31,	April 30,
	2021	2021
Real estate notes payable	$6,427	$3,482
Unamortized debt issuance costs	(50)	(34)
	$6,377	$3,448

The following tables present information on the Company’s notes payable in effect during the three months ended July 31, 2021 (dollars in thousands):

	Principal Amount
	Available for	Outstanding		Principal
	Borrowing	Principal Amount		Repayments
	July 31,	July 31,	April 30,	Three Months ended
Loan Identifier	2021	2021	2021	July 31, 2021
Revolving Line of Credit	$4,000	$—	$—	$—
Lomas Encantadas U2B P3	—	—	410	1,770
Hawk Site U37	1,462	—	—	—
Hawk Site U23 U40	2,670	30	30	—
Lavender Fields – acquisition	—	—	1,749	1,703
Lavender Fields – development	2,194	899	1,293	394
La Mirada	1,877	5,498	—	—
		$6,427	$3,482

			Capitalized Interest
		Mortgaged Property	and Fees
	Interest Rate	Book Value	Three Months ended
Loan Identifier	July 31, 2021	July 31, 2021	July 31, 2021
Revolving Line of Credit	3.75%	$1,690	$—
Lomas Encantadas U2B P3	3.75%	3,363	10
Hawk Site U37	4.50%	2,982	—
Hawk Site U23 U40	3.75%	3,956	30
Lavender Fields – development	3.75%	6,530	11
La Mirada	3.75%	7,835	22

As of July 31, 2021, the Company and each of its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Notes 6 and 19 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about each of the above notes payable.

During the three months ended July 31, 2021, the outstanding principal amount of the note payable identified as “Lavender Fields – acquisition” was prepaid in full without penalty following the parties agreeing to reduce the outstanding principal amount by $45,000, which was recognized as Other income.

The following table summarizes the notes payable scheduled principal repayments subsequent to July 31, 2021 (in thousands):

Fiscal Year	Scheduled Payments
2022	$—
2023	929
2024	5,498
Thereafter	—
Total	$6,427

(7)          REVENUES

Land sale revenues. Substantially all of the land sale revenues were received from 3 customers for the three months ended July 31, 2021 and 4 customers for the three months ended July 31, 2020. There were no outstanding receivables from these customers as of July 31, 2021 or July 31, 2020.

Other revenues. Other revenues consist of (in thousands):

	Three Months ended July 31,
	2021	2020
Oil and gas royalties	$135	$11
Public improvement district reimbursements	309	175
Private infrastructure reimbursement covenants	52	133
Miscellaneous other revenues	410	400
	$906	$719

Refer to Note 7 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about each category of Other revenues. Miscellaneous other revenues for the three months ended July 31, 2021 primarily consist of rent received from a tenant at a building in Palm Coast, Florida, payments for impact fee credits, a non-refundable option payment and sale of equipment. Miscellaneous other revenues for the three months ended July 31, 2020 primarily consist of payments for impact fee credits and rent received from a tenant at a building in Palm Coast, Florida.

Major customers: There were two customers with revenues in excess of 10% of the Company’s revenues during the three months ended July 31, 2021. The revenues for each such customer during the three months ended July 31, 2021 are as follows: $4,200,000 and $1,700,000, with each of these revenues reported in the Company’s land development business segment. There were three customers with revenues in excess of 10% of the Company’s revenues during the three months ended July 31, 2020. The revenues for each such customer during the three months ended July 31, 2020 are as follows: $1,900,000, $1,000,000 and $433,000, with each of these revenues reported in the Company’s land development business segment.

(8)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months ended July 31,
	2021	2020
Land development	$584	$718
Homebuilding	187	—
Corporate	417	726
	$1,188	$1,444

(9)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recorded, net of tax, other comprehensive income of $66,000 and $90,000 during the three months ended July 31, 2021 and July 31, 2020 to account for the net effect of changes to the unfunded portion of pension liability. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three months ended July 31, 2021 or July 31, 2020.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”).  The summary of the restricted share award activity during the three months ended July 31, 2021 and July 31, 2020 presented below represents the maximum number of shares that could become vested after these dates:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2021	29,000
Granted during the three months ended July 31, 2021	13,000
Vested during the three months ended July 31, 2021	(20,500)
Forfeited during the three months ended July 31, 2021	—
Non-vested as of July 31, 2021	21,500

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $16,000 and $18,000 during the three months ended July 31, 2021 and July 31, 2020. As of July 31, 2021 and July 31, 2020, there was $167,000 and $94,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

Director compensation non-cash expense, which is recognized for the expected annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over the director’s service in office during the calendar year, was $23,000 and $22,000 during the three months ended July 31, 2021 and July 31, 2020.  As of July 31, 2021 and July 31, 2020, there was $53,000 and $62,000 of accrued compensation expense related to the deferred stock units expected to be issued in December 2021.

(10)          OTHER INCOME

Other income for the three months ended July 31, 2021 consisted of $185,000 received in connection with a bankruptcy of a warranty provider and $45,000 of debt forgiveness with respect to the note payable identified as “Lavender Fields – acquisition” in Note 6. Other income for the three months ended July 31, 2020 consisted of a settlement payment of $650,000 from a former business segment (refer to Note 3 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the settlement agreement).

(11) INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended July 31, 2021 (a)
Revenues	$8,461	$1,950	$96	$10,507
Net income (loss)	1,807	178	(348)	1,637
Provision for income taxes	318	44	27	389
Interest income, net (b)	—	—	1	1
Depreciation	—	—	104	104
EBITDA (c)	$2,125	$222	$(216)	$2,131
Capital expenditures	$—	$1	$—	$1
Total assets as of July 31, 2021	$86,590	$2,566	$11,947	$101,103

Three months ended July 31, 2020 (a)
Revenues	$3,856	$—	$350	$4,206
Net income (loss)	706	(86)	(27)	593
Provision (benefit) for income taxes	14	(27)	159	146
Interest income, net (b)	2	—	4	6
Depreciation	5	—	124	129
EBITDA (c)	$727	$(113)	$260	$874
Capital expenditures	$—	$—	$—	$—
Total assets as of July 31, 2020	$76,232	$—	$23,759	$99,991
(a)	Revenue and net income information for the land development business segment include amounts classified as home sale revenues, home sale cost of revenues and other revenues in the accompanying consolidated statements of operations. For example, revenues and cost of revenues in the land development business segment include an allocation of home sales revenues and home sales cost of revenues attributable to the market value of land transferred from the land development business segment to the homebuilding business segment. Revenue and net income information for the homebuilding business segment include amounts classified as other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.
(b)	Interest expense (income), net excludes inter-segment interest expense (income) that is eliminated in consolidation.
(c)	The Company uses EBITDA (which the Company defines as income (loss) before net interest income, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

Prior to July 31, 2020, the Company operated in primarily one business segment: the real estate business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. All references to the Company in this quarterly report on Form 10-Q include the Registrant and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2021, which was filed with the Securities and Exchange Commission on July 27, 2021 (the “2021 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2022 and 2021 are to the fiscal years ending April 30, 2022 and 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2021 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2021 Form 10-K and in Note 1 to the consolidated financial statements included in this report on Form 10-Q. The preparation of those consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2021 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2021 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the three months ended July 31, 2021 that had a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2021, the Company had net income of $1,637,000, or $0.22 per diluted share, compared to net income of $593,000, or $0.07 per diluted share, for the three months ended July 31, 2020.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Three Months ended July 31,		% Increase
	2021	2020	(Decrease)
Land sale revenues	$7,190	$3,487	106%
Home sale revenues	2,411	—	(a)
Other revenues	906	719	26%
Total revenues	$10,507	$4,206	150%

(a)	Percentage not meaningful.

●	Land sale revenues for the three months ended July 31, 2021 were higher than the three months ended July 31, 2020 by $3,703,000 primarily due to increased demand for lots by builders. The Company’s land sale revenues were as follows (dollars in thousands):

	Three Months ended July 31, 2021			Three Months ended July 31, 2020
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	17.4	$7,190	$413	7.7	$3,487	$453
Commercial	—	—	—	—	—	—
Total Developed	17.4	$7,190	$413	7.7	3,487	453
Undeveloped	—	—	—	—	—	—
Total	17.4	$7,190	$413	7.7	$3,487	$453

1 Revenues per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

The decrease in the average selling price per acre of developed residential land for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 was primarily due to the location and mix of lots sold.

●	Home sale revenues for the three months ended July 31, 2021 were higher than the three months ended July 31, 2020 by $2,411,000 due to the Company completing its first home sales to customers after July 31, 2020. The Company closed on 8 homes during the three months ended July 31, 2021 at an average selling price of $301,000. As of July 31, 2021, the Company had 33 homes in production, including 21 homes under contract, which homes under contract represented $5,934,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. The Company’s homebuilding operations did not generate revenue during the three months ended July 31, 2020.
●	Other revenues for the three months ended July 31, 2021 were higher than the three months ended July 31, 2020 by $187,000. Other revenues consists of (in thousands):

	Three Months ended July 31,
	2021	2020
Oil and gas royalties	$135	$11
Public improvement district reimbursements	309	175
Private infrastructure reimbursement covenants	52	133
Miscellaneous other revenues	410	400
	$906	$719

Refer to Note 7 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about each category of Other revenues. Miscellaneous other revenues for the three months ended July 31, 2021 primarily consist of rent received from a tenant at a building in Palm Coast, Florida, payments for impact fee credits, a non-refundable option payment and sale of equipment. Miscellaneous other revenues for the three months ended July 31, 2020 primarily consist of payments for impact fee credits and rent received from a tenant at a building in Palm Coast, Florida.

As of July 31, 20201, the Company owns a 143,000 square foot warehouse and office facility located in Palm Coast, Florida, which was leased to a third party through August 2020 and a portion of which is leased to a third party after August 2020. The Company owned a 61,000 square foot warehouse and office facility located in Palm Coast, Florida in 2021, which was leased to a third party through August 2020 and which was sold in April 2021.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Three Months ended July 31,		% Increase
	2021	2020	(Decrease)
Land sale cost of revenues	$5,610	$2,679	109%
Home sale cost of revenues	1,914	—	(a)
(a) Percentage not meaningful.

●	Land sale cost of revenues for the three months ended July 31, 2021 were higher than the three months ended July 31, 2020 by $2,931,000. The average gross profit percentage on land sales in New Mexico before indirect costs was 22% for the three months ended July 31, 2021 compared to 23% for the three months ended July 31, 2020. The gross profit percentage decrease was primarily due to the location and mix of lots sold. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross profits from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.
●	Home sale cost of revenues for the three months ended July 31, 2021 were higher than the three months ended July 31, 2020 by $1,914,000 due to the Company completing its first home sales to customers after July 31, 2020. Home sale gross margin was 21% for the three months ended July 31, 2021.

General and Administrative Expenses. The following presents information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Three Months ended July 31,		% Increase
	2021	2020	(Decrease)
Land development	$584	$718	(19)%
Homebuilding	187	—	(a)
Corporate	417	726	(43)%
	$1,188	$1,444	(18)%
(a) Percentage not meaningful.

●	Land development general and administrative expenses for the three months ended July 31, 2021 were lower than the three months ended July 31, 2020 by $134,000 primarily due to the allocation of certain common costs to the new homebuilding business segment. - Due to volatility in market conditions and development costs, the Company may experience future impairment charges.
●	Homebuilding general and administrative expenses for the three months ended July 31, 2021 were higher than the three months ended July 31, 2020 by $187,000 due to homebuilding being a new business segment.
●	Corporate general and administrative expenses for the three months ended July 31, 2021 were lower than the three months ended July 31, 2020 by $309,000 primarily due to reduction of pension benefit expenses.

Interest income, net decreased to $1,000 for the three months ended July 31, 2021 from $6,000 for the three months ended July 31, 2020, primarily due to lower interest rates on cash balances.

Other income for the three months ended July 31, 2021 consisted of $185,000 received in connection with a bankruptcy of a warranty provider and $45,000 of debt forgiveness with respect to the note payable identified as “Lavender Fields – acquisition” in Note 6 to the consolidated financial statements included in this report on Form 10-Q. Other income for the three months ended July 31, 2020 consisted of a settlement payment of $650,000 from a former business segment (refer to Note 3 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the settlement agreement).

The Company had a provision for income taxes of $389,000 for the three months ended July 31, 2021 compared to a provision for income taxes of $146,000 for the three months ended July 31, 2020.

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

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects, a revolving line of credit and existing cash balances. Land and homebuilding properties generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is primarily dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale, construction of homes or pursuing other real estate projects will require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

Operating Activities

The following presents information on the Company’s operating activities (dollars in thousands):

	July 31,	April 30,	% Increase
	2021	2021	(Decrease)
Real estate inventory	$61,298	$55,589	10%
Investment assets, net	13,479	13,582	(1)%
Other assets	791	645	23%
Deferred income taxes, net	2,261	2,749	(18)%
Accounts payable and accrued expenses	3,700	4,458	(17)%
Taxes payable, net	29	95	(69)%
Accrued pension costs	255	476	(46)%

●	Real estate inventory increased from April 30, 2021 to July 31, 2021 by $5,709,000. Real estate inventory consists of (in thousands):

	July 31,	April 30,	% Increase
	2021	2021	(Decrease)
Land inventory in New Mexico	$55,640	$49,918	11%
Land inventory in Colorado	3,997	3,975	1%
Homebuilding finished inventory	214	417	(49)%
Homebuilding construction in process	1,447	1,279	13%
	$61,298	$55,589

Land inventory in New Mexico increased from April 30, 2021 to July 31, 2021 by $5,722,000 primarily due to increased land development activity and the acquisition of land. Homebuilding finished inventory decreased from April 30, 2021 to July 31, 2021 by $203,000 primarily due to the sale of homes offset by the completion of construction of certain homes. Homebuilding construction in process increased from April 30, 2021 to July 31, 2021 by $168,000 due to increased homebuilding activity.

●	Investment assets, net decreased from April 30, 2021 to July 31, 2021 by $103,000. Investment assets, net consist of (in thousands):

	July 31,	April 30,	% Increase
	2021	2021	(Decrease)
Land held for long-term investment	$9,775	$9,775	—
Buildings	10,003	10,003	—
Less accumulated depreciation	(6,299)	(6,196)	(2)%
Buildings, net	3,704	3,807	(3)%
	$13,479	$13,582

In August 2021, the Company acquired a 7,000 square foot office building in Rio Rancho, New Mexico from which its real estate business will operate.

●	Other assets increased from April 30, 2021 to July 31, 2021 by $146,000 primarily due to an increase in prepaid stock compensation as a result of restricted stock grants awarded in July 2021.
●	Deferred income taxes, net decreased from April 30, 2021 to July 31, 2021 by $488,000 primarily due to a reduction in federal net operating loss carry forwards.
●	Accounts payable and accrued expenses decreased from April 30, 2021 to July 31, 2021 by $758,000 primarily due to payment of accounts payable and a reduction in customer deposits.
●	Taxes payable, net decreased from April 30, 2021 to July 31, 2021 by $66,000 in connection with finalization of the Company’s tax return filings.
●	Accrued pension costs of the Company’s frozen defined benefit pension plan (representing the Company’s unfunded pension liability) decreased from April 30, 2021 to July 31, 2021 by $221,000 primarily due to favorable investment results of plan assets. The Company recorded, net of tax, other comprehensive income of $66,000 for the three months ended July 31, 2021 and $90,000 for the three months ended July 31, 2020, reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.

Financing Activities

Notes payable, net increased from $3,448,000 as of April 30, 2021 to $6,377,000 as of July 31, 2021, primarily due to additional borrowings to fund land acquisition and development activities partially offset by repayments made on outstanding borrowings. Refer to Note 6 of the notes to the consolidated financial statements included in this report on Form 10-Q and Notes 6 and 19 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about notes payable.

Investing Activities

Capital expenditures were less than $1,000 for the three months ended July 31, 2021 and $3,000 for the three months ended July 31, 2020 primarily for technology upgrades in both periods.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, homebuilding and capital expenditure needs, (2) the Company’s expected liquidity sources, including the amount of principal available for borrowing under the Company’s financing arrangements, (3) anticipated future development of the Company’s real estate holdings, (4) the timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (5) the availability of bank financing for projects, (6) the utilization of existing bank financing, (7) the backlog of homes under contract and in production and the dollar amount of expected sales revenue when such homes are closed, (8) the effect of recent accounting pronouncements,

(9) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (10) the future issuance of deferred stock units to directors of the Company and (11) the future business conditions that may be experienced by the Company

The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of July 31, 2021 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
10.1

Development Loan Agreement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.2

Non-Revolving Line of Credit Promissory Note, dated June 24, 2021, by Wymont LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.3

Mortgage, Security Agreement and Financing Statement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.4

Guaranty Agreement, dated as of June 24, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2021	AMREP CORPORATION (Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 13, 2021)
10.1

Development Loan Agreement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.2

Non-Revolving Line of Credit Promissory Note, dated June 24, 2021, by Wymont LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.3

Mortgage, Security Agreement and Financing Statement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.4

Guaranty Agreement, dated as of June 24, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)