Form 10-Q
period 2021-10-31
AMREP CORP.
filed 2021-12-08
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ⌧

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 3, 2021 – 7,336,370.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	October 31,	April 30,
	2021	2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$30,327	$24,801
Real estate inventory	61,772	55,589
Investment assets, net	9,775	13,582
Other assets	1,870	645
Deferred income taxes, net	1,165	2,749
TOTAL ASSETS	$104,909	$97,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,758	$4,458
Notes payable, net	5,952	3,448
Taxes payable, net	29	95
Accrued pension costs	35	476
TOTAL LIABILITIES	10,774	8,477

Shareholders’ Equity:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 7,336,370 at October 31, 2021 and 7,323,370 at April 30, 2021	731	730
Capital contributed in excess of par value	45,221	45,072
Retained earnings	52,673	47,710
Accumulated other comprehensive loss, net	(4,490)	(4,623)
TOTAL SHAREHOLDERS’ EQUITY	94,135	88,889
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,909	$97,366

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months ended October 31, 2021 and 2020

(Amounts in thousands, except per share amounts)

	Three Months ended		Six Months ended
	October 31,		October 31,
	2021	2020	2021	2020
REVENUES:
Land sale revenues	$8,466	$8,526	$15,656	$12,013
Home sale revenues	819	202	3,230	202
Building sales and other revenues	6,951	528	7,857	1,247
Total revenues	16,236	9,256	26,743	13,462

COSTS AND EXPENSES:
Land sale cost of revenues	6,154	6,430	11,765	9,109
Home sale cost of revenues	629	174	2,543	174
Building sales and other cost of revenues	3,837	—	3,837	—
General and administrative expenses	1,257	1,523	2,443	2,967
Total costs and expenses	11,877	8,127	20,588	12,250
Operating income	4,359	1,129	6,155	1,212

Interest income (expense), net	2	(12)	1	(6)
Other income	30	—	260	650
Income before income taxes	4,391	1,117	6,416	1,856

Provision for income taxes	1,065	319	1,453	465
Net income	$3,326	$798	$4,963	$1,391

Basic earnings per share	$0.45	$0.10	$0.67	$0.17
Diluted earnings per share	$0.45	$0.10	$0.67	$0.17
Weighted average number of common shares outstanding – basic	7,361	8,122	7,354	8,136
Weighted average number of common shares outstanding – diluted	7,383	8,152	7,378	8,168

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months ended October 31, 2021 and 2020

(Amounts in thousands)

	Three Months ended		Six Months ended
	October 31,		October 31,
	2021	2020	2021	2020
Net income	$3,326	$798	$4,963	$1,391
Other comprehensive income, net of tax:
Decrease in pension liability	98	132	195	264
Income tax effect	(31)	(42)	(62)	(84)
Decrease in pension liability, net of tax	67	90	133	180
Other comprehensive income	67	90	133	180
Total comprehensive income	$3,393	$888	$5,096	$1,571

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Six Months ended October 31, 2021 and 2020

(Amounts in thousands)

			Capital		Accumulated	Treasury
			Contributed		Other	Stock,
	Common Stock		in Excess of	Retained	Comprehensive	at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, August 1, 2021	7,336	$731	$45,221	$49,347	$(4,557)	$—	$90,742
Net income	—	—	—	3,326	—	—	3,326
Other comprehensive income	—	—	—	—	67	—	67
Balance, October 31, 2021	7,336	$731	$45,221	$52,673	$(4,490)	$—	$94,135

Balance, August 1, 2020	8,367	$837	$51,375	$43,742	$(6,377)	$(4,215)	$85,362
Issuance of common stock settled from deferred common share units	12	—	—	—	—	—	—
Repurchase of common stock	(687)	(69)	(4,159)	—	—	—	(4,228)
Net income	—	—	—	798	—	—	798
Other comprehensive income	—	—	—	—	90	—	90
Balance, October 31, 2020	7,692	$768	$47,216	$44,540	$(6,287)	$(4,215)	$82,022

Balance, May 1, 2021	7,323	$730	$45,072	$47,710	$(4,623)	$—	$88,889
Issuance of restricted common stock	13	1	149	—	—	—	150
Net income	—	—	—	4,963	—	—	4,963
Other comprehensive income	—	—	—	—	133	—	133
Balance, October 31, 2021	7,336	$731	$45,221	$52,673	$(4,490)	$—	$94,135

Balance, May 1, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637
Issuance of restricted common stock	9	1	41	—	—	—	42
Issuance of common stock settled from deferred common share units	12	—	—	—	—	—	—
Repurchase of common stock	(687)	(69)	(4,159)	—	—	—	(4,228)
Net income	—	—	—	1,391	—	—	1,391
Other comprehensive income	—	—	—	—	180	—	180
Balance, October 31, 2020	7,692	$768	$47,216	$44,540	$(6,287)	$(4,215)	$82,022

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months ended October 31, 2021 and 2020

(Amounts in thousands)

	Six Months ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,963	$1,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204	270
Amortization of debt issuance costs	34	30
Non-cash credits and charges:
Stock-based compensation	47	42
Deferred income tax provision	1,522	548
Net periodic pension cost	(246)	208
Gain on debt forgiveness	(45)	—
Changes in assets and liabilities:
Real estate inventory and investment assets	(2,580)	(1,065)
Other assets	(1,203)	(614)
Accounts payable and accrued expenses	300	1,575
Accrued pension costs	—	(1,847)
Taxes payable	(66)	—
Net cash provided by (used in) operating activities	2,930	538

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	92	—
Capital expenditures	(11)	(3)
Net cash provided by (used in) investing activities	81	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	6,857	5,415
Principal debt payments	(4,292)	(3,475)
Payments for debt issuance costs	(50)	(57)
Repurchase of common stock	—	(4,228)
Net cash provided by (used in) financing activities	2,515	(2,345)

Increase (decrease) in cash and cash equivalents	5,526	(1,810)
Cash and cash equivalents, beginning of period	24,801	17,502
Cash and cash equivalents, end of period	$30,327	$15,692

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$3	$—
Interest paid, net of amount capitalized	$—	$52
Right-of-use assets obtained in exchange for operating lease liabilities	$42	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2021 and 2020

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

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	October 31,	April 30,
	2021	2021
Land held for development or sale in New Mexico	$54,148	$49,918
Land held for development or sale in Colorado	4,009	3,975
Homebuilding finished inventory	214	417
Homebuilding construction in process	3,401	1,279
	$61,772	$55,589

(3)          INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	October 31,	April 30,
	2021	2021
Land held for long-term investment	$9,775	$9,775
Buildings	—	10,003
Less accumulated depreciation	—	(6,196)
Buildings, net	—	3,807
	$9,775	$13,582

As of April 30, 2021, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. In October 2021, the Company sold this 143,000 square foot warehouse and office facility. Depreciation associated with buildings was $98,000 and $140,000 for the three months ended October 31, 2021 and October 31, 2020 and $201,000 and $262,000 for the six months ended October 31, 2021 and October 31, 2020.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	October 31,	April 30,
	2021	2021
Prepaid expenses	$324	$324
Receivables	58	37
Right-of-use assets associated with leases of office facilities	129	84
Other assets	80	172
Property and equipment	1,476	222
Less accumulated depreciation	(197)	(194)
Property and equipment, net	1,279	28
	$1,870	$645

Prepaid expenses as of October 31, 2021 primarily consisted of stock compensation, insurance and utility deposits. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $24,000 and $26,000 for the three months ended October 31, 2021 and October 31, 2020 and $36,000 and $63,000 for the six months ended October 31, 2021 and October 31, 2020. In August 2021, the Company acquired a 7,000 square foot office building in Rio Rancho, New Mexico from which its real estate business now operates. Depreciation expense associated with property and equipment was $2,000 for each of the three months ended October 31, 2021 and October 31, 2020 and $3,000 and $8,000 for the six months ended October 31, 2021 and October 31, 2020.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	October 31,	April 30,
	2021	2021
Real estate operations
Accrued expenses	$866	$658
Trade payables	2,117	1,377
Real estate customer deposits	1,378	1,769
	4,361	3,804
Corporate operations	397	654
	$4,758	$4,458

(6)          NOTES PAYABLE

Notes payable, net consist of (in thousands):

	October 31,	April 30,
	2021	2021
Real estate notes payable	$6,002	$3,482
Unamortized debt issuance costs	(50)	(34)
	$5,952	$3,448

The following tables present information on the Company’s notes payable in effect during the six months ended October 31, 2021 (dollars in thousands):

	Principal Amount
	Available for	Outstanding
	Borrowing	Principal Amount		Principal Repayments
	October 31,	October 31,	April 30,	Three Months ended	Six Months ended
Loan Identifier	2021	2021	2021	October 31, 2021	October 31, 2021
Revolving Line of Credit	$3,750	$—	$—	$—	$—
Lomas Encantadas U2B P3	632	—	410	—	1,770
Hawk Site U37	—	—	—	—	—
Hawk Site U23 U40	1,678	—	30	30	30
Lavender Fields – acquisition	—	—	1,749	—	1,703
Lavender Fields – development	2,194	504	1,293	395	789
La Mirada	1,877	5,498	—	—	—
		$6,002	$3,482

		Mortgaged Property
	Interest Rate	Book Value	Capitalized Interest and Fees
	October 31,	October 31,	Three Months ended	Six Months ended
Loan Identifier	2021	2021	October 31, 2021	October 31, 2021
Revolving Line of Credit	3.75%	$1,693	$—	$—
Lomas Encantadas U2B P3	3.75%	877	—	—
Hawk Site U23 U40	3.75%	1,359	—	—
Lavender Fields – development	3.75%	5,261	6	17
La Mirada	3.75%	8,041	40	61

As of October 31, 2021, the Company and each of its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Notes 6 and 19 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about each of the above notes payable.

The note payable identified as “Hawk Site U37” was terminated in October 2021. The outstanding principal amount of the note payable identified as “Lavender Fields – acquisition” was prepaid in full without penalty in June 2021 following the parties agreeing to reduce the outstanding principal amount by $45,000, which was recognized as Other income during the six months ended October 31, 2021.

The following table summarizes the notes payable scheduled principal repayments subsequent to October 31, 2021 (in thousands):

Fiscal Year	Scheduled Payments
2022	$—
2023	504
2024	5,498
Total	$6,002

(7)          REVENUES

Land sale revenues. Substantially all of the land sale revenues were received from three customers for the three and six months ended October 31, 2021 and four customers for the three and six months ended October 31, 2020. There were no outstanding receivables from these customers as of October 31, 2021 or October 31, 2020.

Building sales and other revenues. Building sales and other revenues consist of (in thousands):

	Three Months ended October 31,		Six Months ended October 31,
	2021	2020	2021	2020
Sale of building	$6,750	$—	$6,750	$—
Oil and gas royalties	40	25	175	36
Public improvement district reimbursements	15	69	239	244
Private infrastructure reimbursement covenants	31	245	83	378
Miscellaneous other revenues	115	189	610	589
	$6,951	$528	$7,857	$1,247

The Company owned a 143,000 square foot warehouse and office facility located in Palm Coast, Florida during the three and six months ended October 31, 2021, which was leased to a third party through August 2020 and a portion of which was leased to the same third party after August 2020. Sale of building during the three and six months ended October 31, 2021 consisted of the sale of this 143,000 square foot warehouse and office facility in October 2021.

Refer to Note 7 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about each category of building sales and other revenues. Miscellaneous other revenues for the three and six months ended October 31, 2021 primarily consisted of rent received from a tenant at a building in Palm Coast, Florida and tenants at a shopping center in Albuquerque,New Mexico, payments for impact fee credits, a non-refundable option payment and sale of equipment. Miscellaneous other revenue for the three and six months ended October 31, 2020 primarily consisted of rent received from a tenant at a building in Palm Coast, Florida, payments for impact fee credits and a land condemnation.

Major customers:

●	There were three customers with revenues in excess of 10% of the Company’s revenues during the three months ended October 31, 2021. The revenues for each such customer during the three months ended October 31, 2021 were as follows: $3,700,000, $2,400,000 and $1,700,000, with each of these revenues reported in the Company’s land development business segment.
●	There were three customers with revenues in excess of 10% of the Company’s revenues during the six months ended October 31, 2021. The revenues for each such customer during the six months ended October 31, 2021 were as follows: $6,700,000, $3,700,000 and $3,400,000, with each of these revenues reported in the Company’s land development business segment.
●	There were four customers with revenues in excess of 10% of the Company’s revenues during the three months ended October 31, 2020. The revenues for each such customer during the three months ended October 31, 2020 were as follows: $2,900,000, $2,600,000, $1,600,000 and $1,450,000, with each of these revenues reported in the Company’s land development business segment.
●	There were four customers with revenues in excess of 10% of the Company’s revenues during the six months ended October 31, 2020. The revenues for each such customer during the six months ended October 31, 2020 were as follows: $4,800,000, $2,600,000, $2,400,000 and $2,000,000, with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Building sales and other cost of revenues during the three and six months ended October 31, 2021 consist of the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months ended October 31,		Six Months ended October 31,
	2021	2020	2021	2020
Land development	$677	$665	$1,261	$1,271
Homebuilding	212	118	399	231
Corporate	368	740	783	1,465
	$1,257	$1,523	$2,443	$2,967

(10)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recorded, net of tax, other comprehensive income of $67,000 and $90,000 during the three months ended October 31, 2021 and October 31, 2020 and $133,000 and $180,000 during the six months ended October 31, 2021 and October 31, 2020 to account for the net effect of changes to the unfunded portion of pension liability. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three and six months ended October 31, 2021. The Company made voluntary contributions to the pension plan of $1,847,000 during the three and six months ended October 31, 2020.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”).  The summary of the restricted share award activity during the six months ended October 31, 2021 presented below represents the maximum number of shares that could become vested after these dates:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2021	29,000
Granted during the six months ended October 31, 2021	13,000
Vested during the six months ended October 31, 2021	(20,500)
Forfeited during the six months ended October 31, 2021	—
Non-vested as of October 31, 2021	21,500

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $31,000 and $25,000 during the three months ended October 31, 2021 and October 31, 2020 and $47,000 and $54,000 during the six months ended October 31, 2021 and October 31, 2020. As of October 31, 2021 and October 31, 2020, there was $137,000 and $73,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

In connection with the resignation of a director in September 2020, the Company (i) issued 12,411 shares of common stock in October 2020 pursuant to an equivalent number of deferred common share units previously issued to such director and (ii) paid $20,000 in September 2020 to such director in lieu of issuance of deferred common share units earned for calendar year 2020.

Director compensation non-cash expense, which is recognized for the expected annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over the director’s service in office during the calendar year, was $22,000 and $21,000 during the three months ended October 31, 2021 and October 31, 2020 and $45,000 and $35,000 during the six months ended October 31, 2021 and October 31, 2020. As of October 31, 2021, there was $75,000 of accrued compensation expense related to the deferred stock units expected to be issued in December 2021. As of October 31, 2020, there was $82,000 of accrued compensation expense related to the deferred stock units issued in December 2020.

(11)          OTHER INCOME

Other income for the three months ended October 31, 2021 consisted of $30,000 received for a life insurance policy for a retired executive of the Company. Other income for the six months ended October 31, 2021 consisted of $185,000 received in connection with a bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to the note payable identified as “Lavender Fields – acquisition” in Note 6 above and $30,000 received for a life insurance policy for a retired executive of the Company. Other income for the six months ended October 31, 2020 consisted of a settlement payment of $650,000 from a former business segment (refer to Note 3 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the settlement agreement).

(12)         STOCK REPURCHASES

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

(13)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended October 31, 2021 (a)
Revenues	$8,745	$689	$6,802	$16,236
Net income	1,612	12	1,702	3,326
Provision for income taxes	263	1	801	1,065
Interest income, net (b)	1	—	1	2
Depreciation	—	—	100	100
EBITDA (c)	$1,876	$13	$2,604	$4,493
Capital expenditures	$—	$10	$—	$10

Three months ended October 31, 2020 (a)
Revenues	$8,989	$202	$65	$9,256
Net income (loss)	1,693	(66)	(829)	798
Provision (benefit) for income taxes	313	(24)	30	319
Interest income (expense), net (b)	(13)	—	1	(12)
Depreciation	8	—	124	132
EBITDA (c)	$2,001	$(90)	$(674)	$1,237
Capital expenditures	$—	$—	$—	$—

Six months ended October 31, 2021 (a)
Revenues	$17,206	$2,639	$6,898	$26,743
Net income	3,418	190	1,355	4,963
Provision for income taxes	589	37	827	1,453
Interest income, net (b)	—	—	1	1
Depreciation	—	—	204	204
EBITDA (c)	$4,007	$227	$2,387	$6,621
Capital expenditures	$—	$11	$—	$11
Total assets as of October 31, 2021	$88,231	$3,357	$13,321	$104,909

Six months ended October 31, 2020 (a)
Revenues	$12,845	$202	$415	$13,462
Net income (loss)	2,399	(152)	(856)	1,391
Provision (benefit) for income taxes	327	(51)	189	465
Interest income (expense), net (b)	(11)	—	5	(6)
Depreciation	22	—	248	270
EBITDA (c)	$2,737	$(203)	$(414)	$2,120
Capital expenditures	$—	$3	$—	$3
Total assets as of October 31, 2020	$76,777	$1,494	$17,449	$95,720
(a)	Revenue and net income information for the land development business segment include certain amounts classified as home sale revenues, home sale cost of revenues and building sales and other revenues in the accompanying consolidated statements of operations. For example, revenues and cost of revenues in the land development business segment include an allocation of home sales revenues and home sales cost of revenues attributable to the market value of land transferred from the land development business segment to the homebuilding business segment. Revenue and net income information for the homebuilding business segment include amounts classified as building sales and other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.
(b)	Interest income, net excludes inter-segment interest expense (income) that is eliminated in consolidation.
(c)	The Company uses EBITDA (which the Company defines as income (loss) before net interest income, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

(14)         SUBSEQUENT EVENTS

In November 2021, the Company entered into an employment agreement with Christopher V. Vitale. Mr. Vitale is the President and Chief Executive Officer of the Company. Pursuant to the employment agreement,

●	Mr. Vitale will serve as the President and Chief Executive Officer of the Company for a base salary of not less than the rate in effect immediately before the date of such agreement, which results in a base salary of $335,000 per year.
●	The parties agreed to provisions relating to vacation, paid-time-off, office location, confidentiality, invention assignment, non-competition and non-solicitation.
●	Upon any termination of Mr. Vitale’s employment, the Company will pay and issue to Mr. Vitale any earned but unpaid base salary, the dollar value equivalent of the number of days of vacation and paid-time-off earned but not used, unreimbursed business expenses, unpaid bonus previously awarded by the Company and vested benefits, equity awards or payments (excluding any severance benefits or payments) payable or issuable under any policy or plan of the Company or under any equity award agreement or other arrangement between the Company and Mr. Vitale.
●	Upon any termination of Mr. Vitale’s employment due to the death of Mr. Vitale, the Company will pay to Mr. Vitale’s executors, administrators or personal representatives, an amount equal to his then-annual base salary which he would otherwise have earned for the month in which he dies and for three months thereafter.
●	Upon any termination of Mr. Vitale’s employment by Mr. Vitale for Good Reason or the Company without Cause and delivery by Mr. Vitale of a release of claims to the Company, the Company will pay or provide to Mr. Vitale (a) a lump sum amount equal to 200% of the highest of (i) Mr. Vitale’s annual base salary in effect immediately prior to the termination date, (ii) Mr. Vitale’s annual base salary in effect on the date 210 days prior to the termination date or (iii) in the event the termination of Mr. Vitale’s employment was for Good Reason, Mr. Vitale’s annual base salary in effect prior to the event constituting Good Reason; and (b) all restricted stock, stock options and other outstanding equity grants with respect to the Company that are held by Mr. Vitale immediately prior to the termination date will become fully vested and, as applicable, fully exercisable as of the termination date.
●	For purposes of the employment agreement, the term “Good Reason” means any of the following actions taken by the Company without Mr. Vitale’s consent: a diminution in base salary of more than five percent; the removal of Mr. Vitale as the President and Chief Executive Officer of the Company; a material diminution in Mr. Vitale’s authority, duties or responsibilities as the President and Chief Executive Officer of the Company; assigning any material new duties or responsibilities to Mr. Vitale in addition to those normally associated with his role as President and Chief Executive Officer of the Company; the Company ceasing to be a company subject to the periodic and current reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or ceasing to have its common stock traded on an exchange registered as a national securities exchange under Section 6 of the Securities Exchange Act of 1934, as amended; a requirement that Mr. Vitale relocate his office other than as permitted by the employment agreement; or the failure of the Company to observe or perform any of its obligations to Mr. Vitale under the employment agreement.
●	For purposes of the employment agreement, the term “Cause” means the failure of Mr. Vitale to observe or perform (other than by reason of illness, injury, disability or incapacity) any of the material terms or provisions of the employment agreement, conviction of a felony or other crime involving moral turpitude, misappropriation of funds of the Company, the commission of an act of dishonesty by Mr. Vitale resulting in or intended to result in wrongful personal gain or enrichment at the expense of the Company or a material breach (other than by reason of illness, injury, disability or incapacity) of any written employment or other policy of the Company.
●	Upon any termination of Mr. Vitale’s employment in connection with a long-term disability, by Mr. Vitale for Good Reason or by the Company without Cause, the Company will pay to Mr. Vitale a lump sum cash payment equal to 200% of the annual cost of medical and other health care benefits for Mr. Vitale, his spouse and his other dependents and an amount equal to the estimated federal, state and local income and FICA taxes related thereto.
●	Payments under the employment agreement may be adjusted as a result of section 409A and section 280G of the Internal Revenue Code of 1986, as amended.
●	In the event Mr. Vitale is made, or threatened to be made, a party to any legal action or proceeding, whether civil or criminal, including any governmental or regulatory proceeding or investigation, by reason of the fact that Mr. Vitale is or was a director or senior officer of the Company, the Company will defend, indemnify and hold harmless Mr. Vitale, and the Company will promptly pay or reimburse Mr. Vitale’s related expenses to the fullest extent contemplated or permitted from time to time by applicable law and required by the Company’s Certificate of Incorporation. During Mr. Vitale’s employment with the Company and after termination of any such employment for any reason, the Company will cover Mr. Vitale under the Company’s directors’ and officers’ insurance policy applicable to other officers and directors according to the terms of such policy, but in no event for a period of time to exceed six years after the termination date.

In November 2021, the Company granted Mr. Vitale an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share, which was the closing price on the New York Stock Exchange on the date of grant. The option will become exercisable for 100% of the option shares on November 1, 2026 if Mr. Vitale is employed by, or providing service to, the Company on such date. Subject to the definitions in the Equity Plan, in the event (a) Mr. Vitale has a termination of employment with the Company on account of death or disability, (b) the Company terminates Mr. Vitale’s employment with the Company for any reason other than cause or (c) of a change in control, then the option will become immediately exercisable for 100% of the option shares. The option has a term of ten years from the date of grant and terminates at the expiration of that period. The option automatically terminates upon: (i) the expiration of the three month period after Mr. Vitale ceases to be employed by the Company, if the termination of his employment by Mr. Vitale or the Company is for any reason other than as hereinafter set forth in clauses (ii), (iii) or (iv); (ii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company on account of Mr. Vitale’s disability; (iii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company, if Mr. Vitale dies while employed by the Company; or (iv) the date on which Mr. Vitale ceases to be employed by the Company, if the termination is for cause. If Mr. Vitale engages in conduct that constitutes cause after Mr. Vitale’s employment terminates, the option immediately terminates. Notwithstanding the foregoing, in no event may the option be exercised after the date that is immediately before the tenth anniversary of the date of grant. Except as described above, any portion of the option that is not exercisable at the time Mr. Vitale has a termination of employment with the Company immediately terminates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. All references to the Company in this quarterly report on Form 10-Q include the Registrant and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this Item 2 should be read in conjunction with the consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2021, which was filed with the Securities and Exchange Commission on July 27, 2021 (the “2021 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2022 and 2021 are to the fiscal years ending April 30, 2022 and 2021.

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

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2021 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the six months ended October 31, 2021 that had a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended October 31, 2021, the Company had net income of $3,326,000, or $0.45 per diluted share, compared to net income of $798,000, or $0.10 per diluted share, for the three months ended October 31, 2020. For the six months ended October 31, 2021, the Company had net income of $4,963,000, or $0.67 per diluted share, compared to net income of $1,391,000, or $0.17 per diluted share, for the six months ended October 31, 2020.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Land sale revenues	$8,466	$8,526	(1)%	$15,656	$12,013	30%
Home sale revenues	819	202	(a)	3,230	202	(a)
Building sales and other revenues	6,951	528	(a)	7,857	1,247	(a)
Total	$16,236	$9,256	76%	$26,743	$13,462	99%

(a)      Percentage not meaningful.

●	Land sale revenues for the three months ended October 31, 2021 were lower than the prior period by $60,000. Land sale revenues for the six months ended October 31, 2021 were higher than the prior period by $3,643,000 primarily due to increased demand for lots by builders. The Company’s land sale revenues were as follows (dollars in thousands):

	Three Months ended October 31, 2021			Three Months ended October 31, 2020
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	14.6	$8,466	$580	17.4	$8,376	$481
Commercial	—	—	—	0.4	134	335
Total Developed	14.6	$8,466	$580	17.8	8,510	478
Undeveloped	—	—	—	2.0	16	8
Total	14.6	$8,466	$580	19.8	$8,526	$431

	Six Months ended October 31, 2021			Six Months ended October 31, 2020
	Acres		Revenue			Revenue
	Sold	Revenue	Per Acre[1]	Acres Sold	Revenue	Per Acre[1]
Developed
Residential	33.3	$15,656	$470	25.1	$11,863	$473
Commercial	—	—	—	0.4	134	335
Total Developed	33.3	$15,656	$470	25.5	11,997	470
Undeveloped	—	—	—	2	16	8
Total	33.3	$15,656	$470	27.5	$12,013	$437

1Revenues per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

The change in the average selling price per acre of developed residential land for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 and for the six months ended October 31, 2021 compared to the six months ended October 31, 2020 was primarily due to the location and mix of lots sold.

●	Home sale revenues for the three and six months ended October 31, 2021 were higher than the prior periods by $617,000 and $3,028,000 due to the expansion of the Company’s homebuilding operations. The Company closed on 3 homes during the three months ended October 31, 2021 at an average selling price of $217,000. The Company closed on 11 homes during the six months ended October 31, 2021 at an average selling price of $236,000. As of October 31, 2021, the Company had 42 homes in production, including 26 homes under contract, which homes under contract represented $8,980,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. The decrease in homes sales in the second quarter was due to material and labor shortages.
●	Building sales and other revenues for the three and six months ended October 31, 2021 were higher than the prior periods by $6,423,000 and $6,610,000. Building sales and other revenues consist of (in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Sale of building	$6,750	$—	(a)	$6,750	$—	(a)
Oil and gas royalties	40	25	60%	175	36	(a)
Public improvement district reimbursements	15	69	(a)	239	244	(2)%
Private infrastructure reimbursement covenants	31	245	(87)%	83	378	(78)%
Miscellaneous other revenues	115	189	(a)	610	589	(a)
Total	$6,951	$528	(a)	$7,857	$1,247	(a)

(a)     Percentage not meaningful.

The Company owned a 143,000 square foot warehouse and office facility located in Palm Coast, Florida during the three and six months ended October 31, 2021, which was leased to a third party through August 2020 and a portion of which was leased to the same third party after August 2020. Sale of building during the three and six months ended October 31, 2021 consisted of the sale of this 143,000 square foot warehouse and office facility in October 2021.

Miscellaneous other revenues for the three and six months ended October 31, 2021 primarily consisted of rent received from the tenant of the building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, payments for impact fee credits, a non-refundable option payment and sale of equipment.

The Company owned a 61,000 square foot warehouse and office facility located in Palm Coast, Florida during 2021, which was leased to a third party through August 2020 and which was sold in April 2021. Miscellaneous other revenue for the three and six months ended October 31, 2020 primarily consisted of rent received from the tenant of the buildings in Palm Coast, Florida, payments for impact fee credits and a land condemnation.

Refer to Note 7 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about the categories of building sales and other revenues.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Land sale cost of revenues	$6,154	$6,430	(10)%	$11,765	$9,109	29%
Home sale cost of revenues	629	174	(a)	2,543	174	(a)
Building sales and other cost of revenues	3,837	—	(a)	3,837	—	(a)

(a)      Percentage not meaningful.

●	Land sale cost of revenues for the three months ended October 31, 2021 was lower than the prior period by $276,000. Land sale gross margin was 27% for the three months ended October 31, 2021 compared to 25% for the three months ended October 31, 2020. Land sale cost of revenues for the six months ended October 31, 2021 was higher than the prior period by $2,656,000. Land sale gross margin was 25% for the six months ended October 31, 2021 compared to 24% for the six months ended October 31, 2020. The changes in gross margin were primarily due to the location and mix of lots sold. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related gross margin from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.
●	Home sale cost of revenues for the three and six months ended October 31, 2021 were higher than the prior periods by $455,000 and $2,369,000 due to the expansion of the Company’s homebuilding operations. Home sale gross margins were 23% and 21% for the three and six months ended October 31, 2021 compared to 14% for each of the three and six months ended October 31, 2020. The increase in gross margin was primarily due to the location and mix of homes sold and to efficiencies gained during the expansion of the Company’s homebuilding operations.
●	Building sales and other cost of revenues during the three and six months ended October 31, 2021 consisted of the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida.

General and Administrative Expenses. The following presents information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Land development	$677	$665	2%	$1,261	$1,271	(1)%
Homebuilding	212	118	80%	399	231	73%
Corporate	368	740	(50)%	783	1,465	(47)%
Total	$1,257	$1,523	(17)%	$2,443	$2,967	(18)%

●	Land development general and administrative expenses for the three and six months ended October 31, 2021 were higher than the three month prior period by $12,000 and lower than the six month prior period by $10,000 primarily due to the allocations of certain common costs to the new homebuilding business segment.
●	Homebuilding general and administrative expenses for the three and six months ended October 31, 2021 were higher than the prior periods by $94,000 and $168,000 primarily due to the expansion of the Company’s homebuilding operations.
●	Corporate general and administrative expenses for the three and six months ended October 31, 2021 were lower than the prior periods by $372,000 and $682,000 primarily due to reduced pension benefit expenses and professional fees.

Interest income (expense), net. Interest income (expense), net increased to $2,000 and $1,000 for the three and six months ended October 31, 2021 from $(12,000) and $(6,000) for the three and six months ended October 31, 2020 primarily due to a reduction in bank fees.

Other income. Other income for the three months ended October 31, 2021 consisted of $30,000 received for a life insurance policy for a retired executive of the Company. Other income for the six months ended October 31, 2021 consisted of $185,000 received in connection with a bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to the note payable identified as “Lavender Fields – acquisition” in Note 6 above and $30,000 received for a life insurance policy for a retired executive of the Company. There was no other income for the three months ended October 31, 2020. Other income for the six months ended October 31, 2020 consisted of a settlement payment of $650,000 from a former business segment (refer to Note 3 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the settlement agreement).

Provision for income taxes. The Company had a provision for income taxes of $1,065,000 and $1,453,000 for the three and six months ended October 31, 2021 compared to a provision for income taxes of $319,000 and $465,000 for the three and six months ended October 31, 2020.

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

Operating Activities

The following presents information on the Company’s operating activities (dollars in thousands):

	October 31,	April 30,	% Increase
	2021	2021	(Decrease)
Real estate inventory	$61,772	$55,589	11%
Investment assets, net	9,775	13,582	(28)%
Other assets	1,870	645	190%
Deferred income taxes, net	1,165	2,749	(58)%
Accounts payable and accrued expenses	4,758	4,458	7%
Taxes payable, net	29	95	(69)%
Accrued pension costs	35	476	(93)%

●	Real estate inventory increased from April 30, 2021 to October 31, 2021 by $6,183,000. Real estate inventory consists of (in thousands):

	October 31,	April 30,	% Increase
	2021	2021	(Decrease)
Land inventory in New Mexico	$54,148	$49,918	8%
Land inventory in Colorado	4,009	3,975	1%
Homebuilding finished inventory	214	417	(49)%
Homebuilding construction in process	3,401	1,279	166%
	$61,772	$55,589

Land inventory in New Mexico increased from April 30, 2021 to October 31, 2021 by $4,230,000 primarily due to increased land development activity and the acquisition of land. Homebuilding finished inventory decreased from April 30, 2021 to October 31, 2021 by $203,000 primarily due to the sale of homes offset by the completion of construction of certain homes. Homebuilding construction in process increased from April 30, 2021 to October 31, 2021 by $2,122,000 due to increased homebuilding activity.

●	Investment assets, net decreased from April 30, 2021 to October 31, 2021 by $3,807,000. Investment assets, net consist of (in thousands):

	October 31,	April 30,	% Increase
	2021	2021	(Decrease)
Land held for long-term investment	$9,775	$9,775	0%
Building	—	10,003	(a)
Less accumulated depreciation	—	(6,196)	(a)
Building, net	—	3,807	(a)
	$9,775	$13,582

(a) Percentage not meaningful.

As of April 30, 2021, the building was a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. In October 2021, the Company sold this 143,000 square foot warehouse and office facility. Depreciation associated with the building was $98,000 and $140,000 for the three months ended October 31, 2021 and October 31, 2020 and $201,000 and $262,000 for the six months ended October 31, 2021 and October 31, 2020.

●	Other assets increased from April 30, 2021 to October 31, 2021 by $1,225,000 primarily due to an increase in property and equipment as a result of the acquisition of a 7,000 square foot office building in Rio Rancho, New Mexico from which the Company’s real estate business operates.
●	Deferred income taxes, net decreased from April 30, 2021 to October 31, 2021 by $1,584,000 primarily due to use of federal net operating loss carry forwards.
●	Accounts payable and accrued expenses increased from April 30, 2021 to October 31, 2021 by $300,000 primarily due to an increase of accounts payable partially offset by a reduction in customer deposits.
●	Taxes payable, net decreased from April 30, 2021 to October 31, 2021 by $66,000 in connection with finalization of the Company’s tax return filings.
●	Accrued pension costs of the Company’s frozen defined benefit pension plan (representing the Company’s unfunded pension liability) decreased from April 30, 2021 to October 31, 2021 by $441,000 primarily due to favorable investment results of plan assets. The Company recorded, net of tax, other comprehensive income of $67,000 and $133,000 for the three and six months ended October 31, 2021 and $90,000 and $180,000 for the three and six months ended October 31, 2020 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.

Financing Activities

Notes payable, net increased from $3,448,000 as of April 30, 2021 to $5,952,000 as of October 31, 2021 primarily due to additional borrowings to fund land acquisition and development activities partially offset by repayments made on outstanding borrowings. Refer to Note 6 to the consolidated financial statements included in this report on Form 10-Q and Notes 6 and 19 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about notes payable.

Investing Activities

Capital expenditures were $10,000 and $11,000 for the three and six months ended October 31, 2021 and $3,000 for each of the three and six months ended October 31, 2020 primarily for technology upgrades during each period.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, homebuilding and capital expenditure needs, (2) the Company’s expected liquidity sources, including the amount of principal available for borrowing under the Company’s financing arrangements, (3) anticipated future development of the Company’s real estate holdings, (4) the timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (5) the availability of bank financing for projects, (6) the utilization of existing bank financing, (7) the backlog of homes under contract and in production and the dollar amount of expected sales revenue when such homes are closed, (8) the effect of recent accounting pronouncements, (9) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (10) the future issuance of deferred stock units to directors of the Company and (11) the future business conditions that may be experienced by the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of October 31, 2021 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Date: December 8, 2021	AMREP CORPORATION (Registrant)

	By:	/s/ Adrienne M. Uleau
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