Form 10-Q
period 2022-01-31
AMREP CORP.
filed 2022-03-10
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 7, 2022 – 7,336,370.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	January 31,	April 30,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,300	$24,801
Real estate inventory	64,786	55,589
Investment assets, net	9,775	13,582
Other assets	1,924	645
Taxes receivable, net	284	—
Deferred income taxes, net	885	2,749
Prepaid pension costs	186	—
TOTAL ASSETS	$105,140	$97,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$4,196	$4,458
Notes payable, net	5,726	3,448
Taxes payable, net	—	95
Accrued pension costs	—	476
TOTAL LIABILITIES	9,922	8,477

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 7,336,370 at January 31, 2022 and 7,323,370 at April 30, 2021	733	730
Capital contributed in excess of par value	45,325	45,072
Retained earnings	53,583	47,710
Accumulated other comprehensive loss, net	(4,423)	(4,623)
TOTAL SHAREHOLDERS’ EQUITY	95,218	88,889
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,140	$97,366

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months ended January 31, 2022 and 2021

(Amounts in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2022	2021	2022	2021
REVENUES:
Land sale revenues	$5,879	$5,957	$21,535	$17,970
Home sale revenues	3,376	1,261	6,606	1,463
Building sales and other revenues	561	646	8,418	1,893
Total revenues	9,816	7,864	36,559	21,326

COSTS AND EXPENSES:
Land sale cost of revenues	4,495	2,916	16,259	12,028
Home sale cost of revenues	2,623	1,082	5,167	1,256
Building sales and other cost of revenues	—	—	3,837	—
General and administrative expenses	1,540	1,342	3,983	4,306
Total costs and expenses	8,658	5,340	29,246	17,590
Operating income	1,158	2,524	7,313	3,736

Interest income (expense), net	—	(21)	1	(27)
Other income	—	300	260	950
Income before income taxes	1,158	2,803	7,574	4,659

Provision for income taxes	248	710	1,701	1,175
Net income	$910	$2,093	$5,873	$3,484

Basic earnings per share	$0.12	$0.29	$0.80	$0.44
Diluted earnings per share	$0.12	$0.28	$0.80	$0.44
Weighted average number of common shares outstanding – basic	7,363	7,343	7,357	7,872
Weighted average number of common shares outstanding – diluted	7,385	7,372	7,380	7,903

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months ended January 31, 2022 and 2021

(Amounts in thousands)

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2022	2021	2022	2021
Net income	$910	$2,093	$5,873	$3,484
Other comprehensive income, net of tax:
Decrease in pension liability	98	132	293	396
Income tax effect	(31)	(42)	(93)	(126)
Decrease in pension liability, net of tax	67	90	200	270
Other comprehensive income	67	90	200	270
Total comprehensive income	$977	$2,183	$6,073	$3,754

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Nine Months ended January 31, 2022 and 2021

(Amounts in thousands)

			Capital		Accumulated	Treasury
			Contributed		Other	Stock,
	Common Stock		in Excess of	Retained	Comprehensive	at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, November 1, 2021	7,336	$731	$45,221	$52,673	$(4,490)	$—	$94,135
Reclassification of common stock settled from deferred common share units	—	2	(2)	—	—	—	—
Issuance of option to purchase common stock	—	—	16	—	—	—	16
Issuance of deferred common share units	—	—	90	—	—	—	90
Net income	—	—	—	910	—	—	910
Other comprehensive income	—	—	—	—	67	—	67
Balance, January 31, 2022	7,336	$733	$45,325	$53,583	$(4,423)	$—	$95,218

Balance, November 1, 2020	7,692	$768	$47,216	$44,540	$(6,287)	$(4,215)	$82,022
Issuance of deferred common share units	—	—	90	—	—	—	90
Repurchase of common stock	(144)	(14)	(874)	—	—	—	(888)
Retirement of treasury stock	(225)	(24)	(1,360)	(2,831)	—	4,215	—
Net income	—	—	—	2,093	—	—	2,093
Other comprehensive income	—	—	—	—	90	—	90
Balance, January 31, 2021	7,323	$730	$45,072	$43,802	$(6,197)	$—	$83,407

Balance, May 1, 2021	7,323	$730	$45,072	$47,710	$(4,623)	$—	$88,889
Reclassification of common stock settled from deferred common share units	—	2	(2)	—	—	—	—
Issuance of option to purchase common stock	—	—	16	—	—	—	16
Issuance of deferred common share units	—	—	90	—	—	—	90
Issuance of restricted common stock	13	1	149	—	—	—	150
Net income	—	—	—	5,873	—	—	5,873
Other comprehensive income	—	—	—	—	200	—	200
Balance, January 31, 2022	7,336	$733	$45,325	$53,583	$(4,423)	$—	$95,218

Balance, May 1, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637
Issuance of restricted common stock	9	1	41	—	—	—	42
Issuance of deferred common share units	—	—	90	—	—	—	90
Issuance of common stock settled from deferred common share units	12	—	—	—	—	—	—
Repurchase of common stock	(831)	(83)	(5,033)	—	—	—	(5,116)
Retirement of treasury stock	(225)	(24)	(1,360)	(2,831)	—	4,215	—
Net income	—	—	—	3,484	—	—	3,484
Other comprehensive income	—	—	—	—	270	—	270
Balance, January 31, 2021	7,323	$730	$45,072	$43,802	$(6,197)	$—	$83,407

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months ended January 31, 2022 and 2021

(Amounts in thousands)

	Nine Months ended January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,873	$3,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217	424
Amortization of debt issuance costs	71	30
Non-cash credits and charges:
Stock-based compensation	178	132
Deferred income tax provision	1,771	1,301
Net periodic pension cost	(369)	298
Gain on debt forgiveness	(45)	(300)
Changes in assets and liabilities:
Real estate inventory and investment assets	(5,608)	(2,750)
Other assets	(34)	(297)
Accounts payable and accrued expenses	(262)	951
Accrued pension costs	—	(1,847)
Taxes receivable	(379)	—
Net cash provided by operating activities	1,413	1,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	92	—
Capital expenditures	(1,259)	(3)
Net cash used in investing activities	(1,167)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	6,857	5,466
Principal debt payments	(4,554)	(3,782)
Payments for debt issuance costs	(50)	(87)
Repurchase of common stock	—	(5,116)
Net cash provided by (used in) financing activities	2,253	(3,519)

Increase (decrease) in cash and cash equivalents	2,499	(2,096)
Cash and cash equivalents, beginning of period	24,801	17,502
Cash and cash equivalents, end of period	$27,300	$15,406

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$3	$—
Interest paid, net of amount capitalized	$—	$52
Right-of-use assets obtained in exchange for operating lease liabilities	$42	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended January 31, 2022 and 2021

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

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these consolidated financial statements are consistent with the accounting policies described in the 2021 Form 10-K, except as described below.

Share-based compensation: The Company accounts for awards of restricted stock, stock options and deferred stock units in accordance with Accounting Standards Codification 718-10, which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). Compensation expense for awards of restricted stock, stock options and deferred stock units are based on the fair value of the awards at their grant dates. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, the Company analyzes the historic volatility of the Company’s common stock.

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

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	January 31,	April 30,
	2022	2021
Land held for development or sale in New Mexico	$55,773	$49,918
Land held for development or sale in Colorado	4,022	3,975
Homebuilding finished inventory	1,410	417
Homebuilding construction in process	3,581	1,279
	$64,786	$55,589

(3)          INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	January 31,	April 30,
	2022	2021
Land held for long-term investment	$9,775	$9,775
Buildings	—	10,003
Less accumulated depreciation	—	(6,196)
Buildings, net	—	3,807
	$9,775	$13,582

As of April 30, 2021, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. In October 2021, the Company sold this 143,000 square foot warehouse and office facility. Depreciation associated with buildings was $152,000 for the three months ended January 31, 2021 and $200,000 and $415,000 for the nine months ended January 31, 2022 and January 31, 2021.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	January 31,	April 30,
	2022	2021
Prepaid expenses	$412	$324
Receivables	39	37
Right-of-use assets associated with leases of office facilities	123	84
Other assets	80	172
Property	1,244	—
Equipment	235	222
Less accumulated depreciation	(209)	(194)
Property and equipment, net	1,270	28
	$1,924	$645

Prepaid expenses as of January 31, 2022 primarily consisted of stock compensation, insurance, real estate taxes and utility deposits. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $8,000 and $41,000 for the three months ended January 31, 2022 and January 31, 2021 and $46,000 and $83,000 for the nine months ended January 31, 2022 and January 31, 2021.

In August 2021, the Company acquired a 7,000 square foot office building in Rio Rancho, New Mexico from which its real estate business now operates. Depreciation expense associated with property and equipment was $14,000 and $2,000 for the three months ended January 31, 2022 and January 31, 2021 and $17,000 and $9,000 for the nine months ended January 31, 2022 and January 31, 2021.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	January 31,	April 30,
	2022	2021
Real estate operations
Accrued expenses	$970	$658
Trade payables	1,486	1,377
Real estate customer deposits	1,373	1,769
	3,829	3,804
Corporate operations	367	654
	$4,196	$4,458

(6)          NOTES PAYABLE

Notes payable, net consist of (in thousands):

	January 31,	April 30,
	2022	2021
Real estate notes payable	$5,739	$3,482
Unamortized debt issuance costs	(13)	(34)
	$5,726	$3,448

The following tables present information on the Company’s notes payable in effect during the nine months ended January 31, 2022 (dollars in thousands):

	Principal Amount
	Available for	Outstanding
	Borrowing	Principal Amount		Principal Repayments
	January 31,	January 31,	April 30,	Three Months ended	Nine Months ended
Loan Identifier	2022	2022	2021	January 31, 2022	January 31, 2022
Revolving Line of Credit	$2,427	$—	$—	$—	$—
Lomas Encantadas U2B P3	—	—	410	—	1,770
Hawk Site U37	—	—	—	—	—
Hawk Site U23 U40	1,678	—	30	—	30
Lavender Fields – acquisition	—	—	1,749	—	1,704
Lavender Fields – development	2,194	241	1,293	263	1,052
La Mirada	1,877	5,498	—	—	—
		$5,739	$3,482

		Mortgaged Property
	Interest Rate	Book Value	Capitalized Interest and Fees
	January 31,	January 31,	Three Months ended	Nine Months ended
Loan Identifier	2022	2022	January 31, 2022	January 31, 2022
Revolving Line of Credit	3.75%	$1,693	$—	$—
Hawk Site U23 U40	3.75%	4,709	—	—
Lavender Fields – development	3.75%	6,560	6	23
La Mirada	3.75%	8,851	90	151

As of January 31, 2022, the Company and each of its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Notes 6 and 19 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about each of the above notes payable.

As of January 31, 2022, the Company had a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $1,323,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. As of January 31, 2022, the Company had loan reserves outstanding under its note payable for La Mirada in the aggregate principal amount of $2,364,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company.  The amounts under the letter of credit and loan reserves are not reflected as outstanding principal in notes payable.

The note payable identified as “Hawk Site U37” was terminated in October 2021. The note payable identified as “Lomas Encantadas U2B P3” was terminated in January 2022. The outstanding principal amount of the note payable identified as “Lavender Fields – acquisition” was prepaid in full without penalty in June 2021 following the parties agreeing to reduce the outstanding principal amount by $45,000, which was recognized as Other income during the nine months ended January 31, 2022.

In April 2020, BOKF, NA dba Bank of Albuquerque provided a loan to the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration. The amount of the loan was $298,000. The Company made no principal repayments and accrued interest in the amount of $2,000 related to this loan during the nine months ended January 31, 2021. During the three months ended January 31, 2021, the Company received notice of forgiveness pursuant to the terms of the program of the entire principal amount of the loan and all accrued interest. The Company recognized this gain on debt forgiveness in Other income during the three and nine months ending January 31, 2021.

The following table summarizes the notes payable scheduled principal repayments subsequent to January 31, 2022 (in thousands):

Fiscal Year	Scheduled Payments
2022	$—
2023	241
2024	5,498
Total	$5,739

(7)          REVENUES

Land sale revenues. Substantially all of the land sale revenues were received from two and three customers for the three and nine months ended January 31, 2022 and two and four customers for the three and nine months ended January 31, 2021. There were no outstanding receivables from these customers as of January 31, 2022 or January 31, 2021.

Building sales and other revenues. Building sales and other revenues consist of (in thousands):

	Three Months ended January 31,		Nine Months ended January 31,
	2022	2021	2022	2021
Sale of building	$—	$—	$6,750	$—
Oil and gas royalties	48	46	223	82
Public improvement district reimbursements	291	110	530	354
Private infrastructure reimbursement covenants	48	84	131	462
Miscellaneous other revenues	174	406	784	995
	$561	$646	$8,418	$1,893

The Company owned a 143,000 square foot warehouse and office facility located in Palm Coast, Florida during the nine months ended January 31, 2022, which was leased to a third party through August 2020 and a portion of which was leased to the same third party after August 2020. Sale of building during the nine months ended January 31, 2022 consisted of the sale of this 143,000 square foot warehouse and office facility in October 2021.

Refer to Note 7 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about each category of building sales and other revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2022 primarily consisted of rent received from the tenant of the building in Palm Coast, Florida and tenants at a shopping center in Albuquerque,New Mexico, payments for impact fee credits, a non-refundable option payment and sale of equipment. Miscellaneous other revenues for the three and nine months ended January 31, 2021 primarily consisted of rent received from the tenant of the buildings in Palm Coast, Florida and a tenant at the 14,000 square foot, single tenant retail building in Rio Rancho, New Mexico, payments for impact fee credits, installation of telecommunications equipment in subdivisions and a land condemnation.

Major customers:

●	There were two customers with revenues in excess of 10% of the Company’s revenues during the three months ended January 31, 2022. The revenues for each such customer during the three months ended January 31, 2022 were as follows: $1,458,000 and $4,068,000, with each of these revenues reported in the Company’s land development business segment.
●	There were three customers with revenues in excess of 10% of the Company’s revenues during the nine months ended January 31, 2022. The revenues for each such customer during the nine months ended January 31, 2022 were as follows: $3,699,000, $4,844,000 and $10,754,000, with each of these revenues reported in the Company’s land development business segment.
●	There were two customers with revenues in excess of 10% of the Company’s revenues during the three months ended January 31, 2021. The revenues for each such customer during the three months ended January 31, 2021 were as follows: $2,034,000 and $2,427,000, with each of these revenues reported in the Company’s land development business segment.
●	There were four customers with revenues in excess of 10% of the Company’s revenues during the nine months ended January 31, 2021. The revenues for each such customer during the nine months ended January 31, 2021 were as follows: $2,490,000, $3,011,000, $4,596,000 and $7,244,000, with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Building sales and other cost of revenues during the nine months ended January 31, 2022 consist of the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months ended January 31,		Nine Months ended January 31,
	2022	2021	2022	2021
Land development	$1,098	$829	$2,359	$1,826
Homebuilding	222	137	621	368
Corporate	220	376	1,003	2,112
	$1,540	$1,342	$3,983	$4,306

(10)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related deferred income tax effect. The Company recorded, net of tax, other comprehensive income of $67,000 and $90,000 during the three months ended January 31, 2022 and January 31, 2021 and $200,000 and $270,000 during the nine months ended January 31, 2022 and January 31, 2021 to account for the net effect of changes to the unfunded portion of pension liability. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three or nine months ended January 31, 2022 or during the three months ended January 31, 2021. The Company made voluntary contributions to the pension plan of $1,847,000 during the nine months ended January 31, 2021.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”).  The summary of the restricted share award activity during the nine months ended January 31, 2022 presented below represents the maximum number of shares that could become vested after these dates:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2021	29,000
Granted during the nine months ended January 31, 2022	13,000
Vested during the nine months ended January 31, 2022	(20,500)
Forfeited during the nine months ended January 31, 2022	—
Non-vested as of January 31, 2022	21,500

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $25,000 and $20,000 during the three months ended January 31, 2022 and January 31, 2021 and $72,000 and $27,000 during the nine months ended January 31, 2022 and January 31, 2021. As of January 31, 2022 and January 31, 2021, there was $111,000 and $53,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share, which was the closing price on the New York Stock Exchange on the date of grant. The option will become exercisable for 100% of the option shares on November 1, 2026 if Mr. Vitale is employed by, or providing service to, the Company on such date. Subject to the definitions in the Equity Plan, in the event (a) Mr. Vitale has a termination of employment with the Company on account of death or disability, (b) the Company terminates Mr. Vitale’s employment with the Company for any reason other than cause or (c) of a change in control, then the option will become immediately exercisable for 100% of the option shares. The option has a term of ten years from the date of grant and terminates at the expiration of that period. The option automatically terminates upon: (i) the expiration of the three month period after Mr. Vitale ceases to be employed by the Company, if the termination of his employment by Mr. Vitale or the Company is for any reason other than as hereinafter set forth in clauses (ii), (iii) or (iv); (ii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company on account of Mr. Vitale’s disability; (iii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company, if Mr. Vitale dies while employed by the Company; or (iv) the date on which Mr. Vitale ceases to be employed by the Company, if the termination is for cause. If Mr. Vitale engages in conduct that constitutes cause after Mr. Vitale’s employment terminates, the option immediately terminates. Notwithstanding the foregoing, in no event may the option be exercised after the date that is immediately before the tenth anniversary of the date of grant. Except as described above, any portion of the option that is not exercisable at the time Mr. Vitale has a termination of employment with the Company immediately terminates. The fair value of the option was $252,000 as of the date of grant using the Black-Scholes fair value option valuation model. The following assumptions were used for determining the fair value of the option: expected volatility of 38.04%; average risk-free interest rate of 1.46%; dividend yield of 0%; and expected life of 7.5 years. As of January 31, 2022, the option has not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $16,000 during each of the three and nine months ended January 31, 2022. As of January 31, 2022, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. The option could be dilutive to earnings per share in the future.

In connection with the resignation of a director in September 2020, the Company (i) issued 12,411 shares of common stock in October 2020 pursuant to an equivalent number of deferred common share units previously issued to such director and (ii) paid $20,000 in September 2020 to such director in lieu of issuance of deferred common share units earned for calendar year 2020.

Director compensation non-cash expense, which is recognized for the expected annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over the director’s service in office during the calendar year, was $23,000 and $15,000 during the three months ended January 31, 2022 and January 31, 2021 and $68,000 and $58,000 during the nine months ended January 31, 2022 and January 31, 2021. As of January 31, 2022, there was $8,000 of accrued compensation expense related to the deferred stock units expected to be issued in December 2022. As of January 31, 2021, there was $8,000 of accrued compensation expense related to the deferred stock units issued in December 2021.

(11)          OTHER INCOME

There was no other income for the three months ended January 31, 2022. Other income for the nine months ended January 31, 2022 consisted of $185,000 received in connection with a bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to the note payable identified as “Lavender Fields – acquisition” in Note 6 above and $30,000 received from a life insurance policy for a retired executive of the Company. Other income for the three months ended January 31, 2021 consisted of $300,000 of debt forgiveness with respect to the loan received by the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration (refer to Note 6 of the notes to these consolidated financial statements for detail regarding this debt forgiveness). Other income for the nine months ended January 31, 2021 consisted of the $300,000 of debt forgiveness and a settlement payment of $650,000 from a former business segment (refer to Note 3 to the consolidated financial statements contained in the 2021 Form 10-K for detail regarding the settlement agreement).

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

(13)         TREASURY STOCK

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

(14)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended January 31, 2022 (a)
Revenues	$7,046	$2,770	$—	$9,816
Net income (loss)	770	366	(226)	910
Provision for income taxes	22	95	131	248
Depreciation	12	—	2	14
EBITDA (c)	$804	$461	$(93)	$1,172
Capital expenditures	$—	$4	$—	$4

Three months ended January 31, 2021 (a)
Revenues	$6,531	$1,262	$71	$7,864
Net income (loss)	2,284	35	(226)	2,093
Provision for income taxes	483	7	220	710
Interest income, net (b)	20	—	1	21
Depreciation	17	—	137	154
EBITDA (c)	$2,804	$42	$132	$2,978
Capital expenditures	$—	$3	$—	$3

Nine months ended January 31, 2022 (a)
Revenues	$24,251	$5,410	$6,898	$36,559
Net income	4,187	556	1,130	5,873
Provision for income taxes	612	131	958	1,701
Interest income, net (b)	—	—	1	1
Depreciation	12	—	205	217
EBITDA (c)	$4,811	$687	$2,294	$7,792
Capital expenditures	$1	$15	$—	$16
Total assets as of January 31, 2022	$87,205	$5,491	$12,444	$105,140

Nine months ended January 31, 2021 (a)
Revenues	$19,376	$1,464	$486	$21,326
Net income (loss)	4,684	(116)	(1,084)	3,484
Provision (benefit) for income taxes	810	(44)	409	1,175
Interest income (expense), net (b)	30	—	(3)	27
Depreciation	40	—	384	424
EBITDA (c)	$5,564	$(160)	$(294)	$5,110
Capital expenditures	$—	$3	$—	$3
Total assets as of January 31, 2021	$79,193	$2,182	$14,517	$95,892
(a)	Revenue and net income information for the land development business segment include certain amounts classified as home sale revenues, home sale cost of revenues and building sales and other revenues in the accompanying consolidated statements of operations. For example, revenues and cost of revenues in the land development business segment include an allocation of home sales revenues and home sales cost of revenues attributable to the market value of land transferred from the land development business segment to the homebuilding business segment. Revenue and net income information for the homebuilding business segment include amounts classified as building sales and other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.
(b)	Interest income, net excludes inter-segment interest expense (income) that is eliminated in consolidation.
(c)	The Company uses EBITDA (which the Company defines as income (loss) before net interest income, income taxes, depreciation and amortization, and non-cash impairment charges) in addition to net income (loss) as a key measure of profit or loss for segment performance and evaluation purposes.

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

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2021 Form 10-K and in the notes to the consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the nine months ended January 31, 2022 that had a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended January 31, 2022, the Company had net income of $910,000, or $0.12 per diluted share, compared to net income of $2,093,000, or $0.29 per diluted share, for the three months ended January 31, 2021. For the nine months ended January 31, 2022, the Company had net income of $5,873,000, or $0.80 per diluted share, compared to net income of $3,484,000, or $0.44 per diluted share, for the nine months ended January 31, 2021.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Three Months ended January 31,			Nine Months ended January 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Land sale revenues	$5,879	$5,957	(1)%	$21,535	$17,970	20%
Home sale revenues	3,376	1,261	(a)	6,606	1,463	(a)
Building sales and other revenues	561	646	(13)%	8,418	1,893	(a)
Total	$9,816	$7,864	25%	$36,559	$21,326	71%
(a)	Percentage not meaningful.

During the three and nine months ended January 31, 2022, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues.

●	Land sale revenues for the three months ended January 31, 2022 were lower than the prior period by $78,000 primarily due to the availability of developed residential lots for sale. Land sale revenues for the nine months ended January 31, 2022 were higher than the prior period by $3,565,000 primarily due to increased demand for developed residential lots by builders. The Company’s land sale revenues were as follows (dollars in thousands):

	Three Months ended January 31, 2022			Three Months ended January 31, 2021
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	11.4	$5,879	$516	10.8	$5,615	$520
Commercial	—	—	—	—	—	—
Total Developed	11.4	$5,879	$516	10.8	5,615	520
Undeveloped	—	—	—	62	342	6
Total	11.4	$5,879	$516	72.8	$5,957	$82

	Nine Months ended January 31, 2022			Nine Months ended January 31, 2021
	Acres		Revenue			Revenue
	Sold	Revenue	Per Acre[1]	Acres Sold	Revenue	Per Acre[1]
Developed
Residential	44.7	$21,535	$482	35.9	$17,478	$486
Commercial	—	—	—	0.4	134	335
Total Developed	44.7	$21,535	$482	36.3	17,612	485
Undeveloped	—	—	—	64	358	6
Total	44.7	$21,535	$482	100.3	$17,970	$179

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

The change in the average selling price per acre of developed residential land for the three months ended January 31, 2022 compared to the three months ended January 31, 2021 and for the nine months ended January 31, 2022 compared to the nine months ended January 31, 2021 was primarily due to the location and mix of lots sold.

●	Home sale revenues for the three and nine months ended January 31, 2022 were higher than the prior periods by $2,115,000 and $5,143,000 due to the expansion of the Company’s homebuilding operations. The Company’s home sale revenues consist of:

	Three Months ended January 31,		Nine Months ended January 31,
	2022	2021	2022	2021
Homes sold	11	6	22	7
Average selling price	$307,000	$210,000	$300,000	$209,000

As of January 31, 2022, the Company had 40 homes in production, including 28 homes under contract, which homes under contract represented $11,236,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

●	Building sales and other revenues for the three months ended January 31, 2022 were lower than the prior periods by $85,000. Building sales and other revenues for the nine months ended January 31, 2022 were higher than the prior periods by $6,525,000. Building sales and other revenues consist of (dollars in thousands):

	Three Months ended January 31,			Nine Months ended January 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Sale of building	$—	$—	(a)	$6,750	$—	(a)
Oil and gas royalties	49	46	7%	223	82	(a)
Public improvement district reimbursements	292	110	(a)	530	354	50%
Private infrastructure reimbursement covenants	48	84	(43)%	131	462	(72)%
Miscellaneous other revenues	172	406	(58)%	784	995	(21)%
Total	$561	$646	(13)%	$8,418	$1,893	(a)
(a)	Percentage not meaningful.

The Company owned a 143,000 square foot warehouse and office facility located in Palm Coast, Florida during the nine months ended January 31, 2022, which was leased to a third party through August 2020 and a portion of which was leased to the same third party after August 2020. Sale of building during the nine months ended January 31, 2022 consisted of the sale of this 143,000 square foot warehouse and office facility in October 2021.

Miscellaneous other revenues for the three and nine months ended January 31, 2022 primarily consisted of rent received from the tenant of the building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, payments for impact fee credits, a non-refundable option payment and sale of equipment.

The Company owned a 61,000 square foot warehouse and office facility located in Palm Coast, Florida during 2021, which was leased to a third party through August 2020 and which was sold in April 2021. The Company owned a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico, which was leased to a third party during 2021 and which was sold in March 2021. Miscellaneous other revenues for the three and nine months ended January 31, 2021 primarily consisted of rent received from the tenant of the buildings in Palm Coast, Florida and the tenant at the 14,000 square foot, single tenant retail building in Rio Rancho, New Mexico, payments for impact fee credits and a land condemnation.

Refer to Note 7 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about the categories of building sales and other revenues.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Three Months ended January 31,			Nine Months ended January 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Land sale cost of revenues	$4,495	$2,916	54%	$16,259	$12,028	35%
Home sale cost of revenues	2,623	1,082	(a)	5,167	1,256	(a)
Building sales and other cost of revenues	—	—	(a)	3,837	—	(a)
(a)	Percentage not meaningful.
●	Land sale cost of revenues for the three months ended January 31, 2022 was higher than the prior period by $1,579,000. Land sale gross margin was 24% for the three months ended January 31, 2022 compared to 51% for the three months ended January 31, 2021. Land sale cost of revenues for the nine months ended January 31, 2022 was higher than the prior period by $4,231,000. Land sale gross margin was 25% for the nine months ended January 31, 2022 compared to 33% for the nine months ended January 31, 2021. The changes in gross margin were primarily due to the location, size and mix of property sold. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related gross margin from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

●	Home sale cost of revenues for the three and nine months ended January 31, 2022 were higher than the prior periods by $1,541,000 and $3,911,000 due to the expansion of the Company’s homebuilding operations. Home sale gross margins were 22% for each of the three and nine months ended January 31, 2022 compared to 14% for each of the three and nine months ended January 31, 2021. The increase in gross margin was primarily due to the location and mix of homes sold and to efficiencies gained during the expansion of the Company’s homebuilding operations.
●	Building sales and other cost of revenues during the nine months ended January 31, 2022 consisted of expenses associated with the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. The Company owned a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho, New Mexico, which was sold in March 2021. Building sales and other cost of revenues during the three and nine months ended January 31, 2021 consisted of expenses associated with this 14,000 square foot building.

General and Administrative Expenses. The following presents information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Three Months ended January 31,			Nine Months ended January 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Land development	$1,098	$829	32%	$2,359	$1,826	29%
Homebuilding	222	137	62%	621	368	69%
Corporate	220	376	(41)%	1,003	2,112	(52)%
Total	$1,540	$1,342	15%	$3,983	$4,306	(7)%

●	Land development general and administrative expenses for the three and nine months ended January 31, 2022 were higher than the prior periods by $269,000 and $533,000 primarily due to an increase in real estate taxes.
●	Homebuilding general and administrative expenses for the three and nine months ended January 31, 2022 were higher than the prior periods by $85,000 and $253,000 primarily due to the expansion of the Company’s homebuilding operations.
●	Corporate general and administrative expenses for the three and nine months ended January 31, 2022 were lower than the prior periods by $156,000 and $1,109,000 primarily due to reduced pension benefit expenses and professional fees.

Interest income (expense), net. Interest income (expense), net was $0 and $1,000 for the three and nine months ended January 31, 2022 and $(21,000) and $(27,000) for the three and nine months ended January 31, 2021. The change in interest income (expense), net was primarily due to a reduction in bank fees.

Other income. Refer to Note 11 to the consolidated financial statements included in this report on Form 10-Q for detail regarding other income.

Provision for income taxes. The Company had a provision for income taxes of $248,000 and $1,701,000 for the three and nine months ended January 31, 2022 compared to a provision for income taxes of $710,000 and $1,175,000 for the three and nine months ended January 31, 2021. The provision for income taxes correlated to the amount of income before income taxes during each period.

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

Operating Activities

The following presents information on the Company’s operating activities (dollars in thousands):

	January 31,	April 30,	% Increase
	2022	2021	(Decrease)
Real estate inventory	$64,786	$55,589	17%
Investment assets, net	9,775	13,582	(28)%
Other assets	1,924	645	(a)
Deferred income taxes, net	885	2,749	(68)%
Accounts payable and accrued expenses	4,196	4,458	(6)%
Taxes receivable (payable), net	284	(95)	(a)
Prepaid (accrued) pension costs	186	(476)	(a)

(a)	Percentage not meaningful.
●	Real estate inventory increased from April 30, 2021 to January 31, 2022 by $9,197,000. Real estate inventory consists of (dollars in thousands):

	January 31,	April 30,	% Increase
	2022	2021	(Decrease)
Land inventory in New Mexico	$55,773	$49,918	12%
Land inventory in Colorado	4,022	3,975	1%
Homebuilding finished inventory	1,410	417	(a)
Homebuilding construction in process	3,581	1,279	(a)
	$64,786	$55,589
(a)	Percentage not meaningful.

Land inventory in New Mexico increased from April 30, 2021 to January 31, 2022 by $5,855,000 primarily due to increased land development activity and the acquisition of land. Homebuilding finished inventory increased from April 30, 2021 to January 31, 2022 by $993,000 primarily due to the completion of construction of model homes and homes not yet sold. Homebuilding construction in process increased from April 30, 2021 to January 31, 2022 by $2,302,000 due to increased homebuilding activity.

●	Investment assets, net decreased from April 30, 2021 to January 31, 2022 by $3,807,000. Investment assets, net consist of (dollars in thousands):

	January 31,	April 30,	% Increase
	2022	2021	(Decrease)
Land held for long-term investment	$9,775	$9,775	0%
Buildings	—	10,003	(a)
Less accumulated depreciation	—	(6,196)	(a)
Buildings, net	—	3,807	(a)
	$9,775	$13,582
(a)	Percentage not meaningful.

As of April 30, 2021, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. In October 2021, the Company sold this 143,000 square foot warehouse and office facility. Depreciation associated with buildings was $152,000 for the three months ended January 31, 2021 and $200,000 and $415,000 for the nine months ended January 31, 2022 and January 31, 2021.

●	Other assets increased from April 30, 2021 to January 31, 2022 by $1,279,000 primarily due to an increase in property and equipment as a result of the acquisition of a 7,000 square foot office building in Rio Rancho, New Mexico from which the Company’s real estate business operates.
●	Deferred income taxes, net decreased from April 30, 2021 to January 31, 2022 by $1,864,000 primarily due to use of federal net operating loss carry forwards.
●	Accounts payable and accrued expenses decreased from April 30, 2021 to January 31, 2022 by $262,000 primarily due to a reduction in customer deposits.
●	Taxes payable, net decreased from April 30, 2021 to January 31, 2022 by $379,000 in connection with finalization of certain Company’s tax return filings.
●	Accrued pension costs of the Company’s frozen defined benefit pension plan (representing the Company’s pension liability) decreased from April 30, 2021 to January 31, 2022 by $662,000 primarily due to favorable investment results of plan assets. The Company recorded, net of tax, other comprehensive income of $67,000 and $200,000 for the three and nine months ended January 31, 2022 and $90,000 and $270,000 for the three and nine months ended January 31, 2021 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.

Financing Activities

Notes payable, net increased from $3,448,000 as of April 30, 2021 to $5,726,000 as of January 31, 2022 primarily due to additional borrowings to fund land acquisition and development activities partially offset by repayments made on outstanding borrowings. Refer to Note 6 to the consolidated financial statements included in this report on Form 10-Q and Notes 6 and 19 to the consolidated financial statements contained in the 2021 Form 10-K for additional detail about notes payable.

Investing Activities

Capital expenditures were $4,000 and $16,000 for the three and nine months ended January 31, 2022 and $3,000 for each of the three and nine months ended January 31, 2021 primarily for technology upgrades during each period.

OTHER

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

In November 2021, the Company granted Mr. Vitale an option to purchase 50,000 shares of common stock of the Company under the Equity Plan. Refer to Note 10 to the consolidated financial statements included in this report on Form 10-Q for additional detail about this option.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, homebuilding and capital expenditure needs, (2) the Company’s expected liquidity sources, including the amount of principal available for borrowing under the Company’s financing arrangements, (3) anticipated future development of the Company’s real estate holdings, (4) the timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (5) the availability of bank financing for projects, (6) the utilization of existing bank financing, (7) the backlog of homes under contract and in production and the dollar amount of expected sales revenues when such homes are closed, (8) the effect of recent accounting pronouncements, (9) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (10) the future issuance of deferred stock units to directors of the Company, (11) the future business conditions that may be experienced by the Company and (12) the dilution to earnings per share that outstanding options to purchase shares of common stock of the Company may cause in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of January 31, 2022 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
10.1

Employment Agreement, dated November 1, 2021, by and between AMREP Corporation and Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

10.2

Stock Option Grant, dated as of November 1, 2021, delivered by AMREP Corporation to Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

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

Date: March 10, 2022	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Employment Agreement, dated November 1, 2021, by and between AMREP Corporation and Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

10.2

Stock Option Grant, dated as of November 1, 2021, delivered by AMREP Corporation to Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

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