Form 10-K
period 2022-04-30
AMREP CORP.
filed 2022-07-21
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-4702

AMREP CORPORATION

(Exact name of Registrant as specified in its charter)

Oklahoma	59-0936128
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

850 West Chester Pike, Suite 205, Havertown, PA	19083
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 487-0905

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.10 par value	AXR	New York Stock Exchange

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

As of October 29, 2021, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $53,336,749. Such aggregate market value was computed by reference to the closing sale price of the registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 18, 2022, there were 5,254,909 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

All references to the Company in this annual report on Form 10-K include the Registrant and its subsidiaries. Many of the amounts and percentages presented in this annual report on Form 10-K have been rounded for convenience of presentation. All references in this annual report on Form 10-K to 2022 and 2021 mean the Company’s fiscal years ended April 30, 2022 and 2021, unless the context otherwise indicates.

PART I

Item 1.          Business

AMREP Corporation was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. The Company conducts a substantial portion of its business in Rio Rancho, New Mexico (“Rio Rancho”) and certain adjoining areas of Sandoval County, New Mexico. Rio Rancho is the third largest city in New Mexico with a population of approximately 104,000.

Land Development

As of July 1, 2022, the Company owned approximately 17,000 acres in Sandoval County, New Mexico. The Company offers for sale both developed and undeveloped real property to national, regional and local homebuilders, commercial and industrial property developers and others. Activities conducted or arranged by the Company include land and site planning, obtaining governmental and environmental approvals (“entitlements”), installing utilities and storm drains, ensuring the availability of water service, building or improving roads necessary for land development and constructing community amenities. The Company develops both residential lots and sites for commercial and industrial use as demand warrants. Engineering work is performed by both the Company’s employees and outside firms, but all development work is performed by outside contractors.

The Company markets land for sale or lease both directly and through brokers. With respect to residential development, the Company generally focuses its sales efforts on a limited number of homebuilders, with 99% of 2022 developed residential land sale revenues having been made to four homebuilders. The number of new construction single-family residential starts in Rio Rancho by the Company, the Company’s customers and other builders was 876 in 2022 and 1,139 in 2021. The development of residential, commercial and industrial properties requires, among other things, financing or other sources of funding, which may not be available.

The Company opportunistically acquires land, focusing primarily in New Mexico, after completion of market research, soil tests, environmental studies and other engineering work, a review of zoning and other governmental requirements, discussions with homebuilders or other prospective end-users of the property and financial analysis of the project and estimated development costs.

The continuity and future growth of the Company’s real estate business, if the Company pursues such growth, will require that the Company acquire new properties in New Mexico or expand to other markets to provide sufficient assets to support a meaningful real estate business. The Company competes with other owners and developers of land that offer for sale developed and undeveloped residential lots and sites for commercial and industrial use.

The following table presents information on the large land development projects of the Company in New Mexico as of July 1, 2022:

	Developed[1]		Under Development[2]
		Commercial			Commercial
	Residential	/ Industrial	Residential		/ Industrial	Undeveloped[3]
	Lots	Acres	Planned Lots	Acres	Acres	Acres
Lomas Encantadas	27	—	630	135	4	—
Hawk Site	109	—	633	138	147	—
Hawk Adjacent	—	—	214	35	—	—
Enchanted Hills/ Commerce Center	—	29	—	—	—	—
Papillon	—	—	—	—	—	295
Paseo Gateway	—	—	—	—	—	298
La Mirada	—	—	66	7	7	—

Lomas Encantadas is located in the eastern section of Unit 20 in Rio Rancho. Hawk Site and Hawk Adjacent are located in the northern section of Unit 25 in Rio Rancho. Enchanted Hills/Commerce Center is located in the eastern section of Unit 20 in Rio Rancho. Papillon is located in the northern section of Unit 25 in Rio Rancho. Paseo Gateway is located in the southern section of Unit 20 in Rio Rancho. La Mirada is located in Albuquerque, New Mexico.

The following table presents information on the small land development projects of the Company in New Mexico as of July 1, 2022:

	Developed[1]	Under Development[2]
	Residential	Residential
	Lots	Planned Lots	Acres	Location
Lavender Fields	43	—	—	Bernalillo County, New Mexico
Vista Entrada	12	—	—	Eastern section of Unit 20 in Rio Rancho
Tierra Contenta	50	—	—	Santa Fe, New Mexico
GeoPark	—	42	8	Santa Fe, New Mexico

In addition to the property listed in the tables above, as of July 1, 2022, the Company held undeveloped property in New Mexico of approximately 16,000 acres, approximately half of which the Company had less than 50% contiguous ownership. High contiguous ownership areas may be suitable for special assessment districts or city redevelopment areas that may allow for future development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups. In 2022, the Company sold 1,233.5 acres of undeveloped property in Sandoval County, New Mexico.

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

The Company instituted private infrastructure reimbursement covenants in Lavender Fields and on a portion of the property in Hawk Site. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing an assessment on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the private infrastructure reimbursement covenants.

1.Developed lots/acreage are any tracts of land owned by the Company that have been entitled with infrastructure work that is substantially complete.

2.Acreage under development is real estate owned by the Company for which entitlement or infrastructure work is currently being completed. However, there is no assurance that the acreage under development will be developed because of the nature and cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial acreage under development may change prior to final development. The development of this acreage will require significant additional financing or other sources of funding, which may not be available.

3.There is no assurance that undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage is real estate that can be sold “as is” (e.g., where no entitlement or infrastructure work has begun on such property).

Commercial Property. Out of the eight expected commercial lots in the La Mirada subdivision, the Company sold two of the commercial lots in 2022. As of July 1, 2022, the Company is in the process of constructing two 2,835 square foot, single tenant buildings – the first on a commercial lot in the La Mirada subdivision and the second on a commercial lot in Unit 10 in Rio Rancho. In 2022, the Company also sold approximately 1.8 acres of commercial property in the Enchanted Hills/Commerce Center subdivision.

In 2021, the Company constructed and sold a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho.

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

Other Real Estate Interests. The Company owns an approximately 160-acre property in Brighton, Colorado planned for 410 homes. In 2022, the Company sold its approximately 5-acre property in Parker, Colorado and 143,000 square foot warehouse and office facility located in Palm Coast, Florida. In 2021, the Company sold its 61,000 square foot warehouse and office facility located in Palm Coast, Florida.

Homebuilding

In fiscal year 2020, the Company commenced operations in New Mexico of its internal homebuilder, Amreston Homes. The Company offers a variety of home floor plans and elevations at different prices and with varying levels of options and amenities to meet the needs of homebuyers. The Company focuses on selling single-family detached and attached homes. The Company selects locations for homebuilding based on available land inventory and completion of a feasibility study. The Company utilizes third-party sales brokers for the majority of home sales. Model homes are generally used to showcase the Company’s homes and their design features. The Company provides built-to-order homes where construction of the homes does not begin until the customer signs the purchase agreement and speculative (“spec”) homes for homebuyers that require a home within a short time frame. Sales contracts with homebuyers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Sales contracts also typically include a financing contingency that provides homebuyers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Contracts may also include other contingencies, such as the sale of an existing home.

The construction of homes is conducted under the supervision of the Company’s on-site construction field managers. Substantially all construction work is performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. Although the Company does not yet have sufficient historical experience to observe any seasonal effect on sales and construction activities, the Company does expect some seasonality in sales and construction activities which can affect the timing of closings. But any such seasonal effect on sales is expected to be relatively insignificant compared to the effect of the timing of opening of a property for sale and the subsequent timing of closings.

The housing industry in New Mexico is highly competitive. Numerous national, regional and local homebuilders compete for homebuyers on the basis of location, price, quality, reputation, design and community amenities. This competition with other homebuilders could reduce the number of homes the Company delivers or cause the Company to accept reduced margins to maintain sales volume. The Company also competes with resales of existing homes and available rental housing. Increased competitive conditions in the residential resale or rental market could decrease demand for new homes or unfavorably impact pricing for new homes.

Materials and Labor

During 2022, the Company experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues. Generally, construction materials for the Company’s operations are available from numerous sources. However, the cost and availability of certain building materials, especially lumber, steel, concrete, copper and petroleum-based materials, is influenced by changes in local and global commodity prices and capacity as well as government regulation, such as government-imposed tariffs or trade restrictions on supplies such as steel and lumber. The ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To partially protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with homebuilders or homebuyers. However, the Company cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

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

Government restrictions, standards or regulations intended to reduce greenhouse gas emissions or potential climate change impacts may result in restrictions on land development or homebuilding in certain areas and may increase energy, transportation or raw material costs, which could reduce the Company’s profit margins and adversely affect the Company’s results of operations. Weather conditions and natural disasters can harm the Company. The occurrence of natural disasters or severe weather conditions can adversely affect the cost or availability of materials or labor, delay or increase costs of land development or damage homes or land development under construction. These matters may result in delays, may cause the Company to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict land development and homebuilding activity in environmentally sensitive areas.

Human Capital Resources

As of July 1, 2022, the Company employed 22 full-time employees. The Company believes the people who work for the Company are its most important resource and are critical to the Company’s continued success. The Company focuses significant attention on attracting and retaining talented and experienced individuals to manage and support the Company’s operations. The Company strives to reward employees through competitive industry pay, benefits and other programs; instill the Company's culture with a focus on ethical behavior; and enhance employees’ performance through investments in technology, tools and training to enable employees to operate at a high level. The Company’s employees are not represented by any union. The Company considers its employee relations to be good. The Company offers employees a broad range of company-paid benefits, and the Company believes its compensation package and benefits are competitive with others in the industry. All employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.          Properties

The executive offices of the Company are located in approximately 1,400 square feet of leased space in an office building in Havertown, Pennsylvania. The offices of the Company’s real estate business are located in approximately 5,400 square feet of space in a 7,000 square foot office building in Rio Rancho owned by the Company. In addition, real estate inventory and investment properties are described in Item 1 of Part I of this annual report on Form 10-K with certain mortgages associated with such real estate described in Item 7 of Part II of this annual report on Form 10-K. The Company believes its facilities are adequate for its current requirements.

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

Christopher V. Vitale, age 46, has been a director of the Company since 2021 and has been President and Chief Executive Officer of the Company since September 2017. From 2014 to September 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from 2013 to 2014, he was Vice President and General Counsel of the Company. Prior to joining the Company, Mr. Vitale held various legal positions at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, from 2011 to 2013 and at WorldGate Communications, Inc., a provider of digital voice and video phone services and video phones, from 2009 to 2011. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Adrienne M. Uleau, age 54, has been Vice President, Finance and Accounting of the Company since March 2020. From August 2018 to March 2020, Ms. Uleau was Controller of the Company. Prior to joining the Company, Ms. Uleau had been Controller of United Tectonics Corp., a construction services company, from 2016 to August 2018. From 2014 to 2016, Ms. Uleau was Financial Manager of Cushman and Wakefield. Prior to 2014, Ms. Uleau held various accounting positions. In 2012, Ms. Uleau declared bankruptcy in connection with unsecured credit card debt.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 18, 2022, there were 264 holders of record of the common stock.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that four of the Company’s shareholders beneficially owned approximately 54% of the outstanding common stock as of July 18, 2022 according to available information. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2022 was 11,596 shares per day.

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

Equity Compensation Plan Information

See Item 12, which incorporates such information by reference from the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Dividend Policy

The Company has paid no cash dividends on its common stock since fiscal year 2008. The Company may consider dividends from time-to-time in the future in light of conditions then existing, including earnings, financial condition, cash position, capital requirements and other needs. No assurance is given that there will be any such future dividends declared.

Share Repurchases

Refer to Note 15 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s share repurchase activity. The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of common stock of the Company during each month within the three months ended April 30, 2022:

	Total		Average	Total Number of Shares	Maximum Number of
	Number of		Price	Purchased as Part of	Shares that May Yet Be
	Shares		Paid Per	Publicly Announced	Purchased Under the Plans
Period	Purchased		Share	Plans or Programs	or Programs (1)
February 1, 2022 – February 28, 2022	—		—	—	—
March 1, 2022 – March 31, 2022	2,096,061	(1)	$10.45	—	—
April 1, 2022 – April 30, 2022	—		—	—	—
Total	2,096,061		$10.45	—	—

(1)  In March 2022, the Company repurchased 2,096,061 shares of common stock of the Company at a price of $10.45 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. The share repurchase was not completed pursuant to a publicly announced share repurchase program of the Company.

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

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the amounts reported in the financial statements and accompanying notes. Areas that require significant judgments and estimates to be made include: (1) land sale cost of revenues calculations, which are based on land development budgets and estimates of costs to complete; (2) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (3) actuarially determined defined benefit pension obligations and other pension plan accounting and disclosures; (4) risk assessment of uncertain tax positions; and (5) the determination of the recoverability of net deferred tax assets. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

●	land sale cost of revenues are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;
●	when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, a test for asset impairment may be required. Asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;
●	defined benefit pension obligations and other pension plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;
●	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and
●	the Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company projects its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets.

RESULTS OF OPERATIONS

Year Ended April 30, 2022 Compared to Year Ended April 30, 2021

For 2022, the Company had net income of $15,862,000, or $2.21 per diluted share, compared to net income of $7,392,000, or $0.95 per diluted share, in 2021.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Year Ended April 30,		% Increase
	2022	2021	(Decrease)
Land sale revenues	$38,564	$25,175	53%
Home sale revenues	13,565	3,079	(a)
Building sales and other revenues	10,350	11,815	(12)%
Total revenues	$62,479	$40,069	56%

(a)	Percentage not meaningful.

During 2022, the Company experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues. Future economic conditions and the demand for land and homes are subject to continued uncertainty due to many factors, including the recent increase in mortgage interest rates, higher inflation, low supplies of new and existing home inventory, ongoing disruptions from supply chain challenges and labor shortages, the ongoing impact of the COVID-19 pandemic and government directives, and other factors. While construction and land costs remain elevated, the Company has been able to offset these cost increases through land and home price increases in 2022 due to the strong pricing environment. The Company’s past performance may not be indicative of future results.

●	Land sale revenues for 2022 were higher than 2021 by $13,389,000 primarily due to the sale of a significant amount of undeveloped land, the sale of developed commercial land and increased demand for lots by builders. The Company’s land sale revenues were as follows (dollars in thousands):

	Year Ended April 30, 2022			Year Ended April 30, 2021
			Revenue			Revenue
	Acres Sold	Revenue	Per Acre[1]	Acres Sold	Revenue	Per Acre[1]
Developed
Residential	47.6	$24,337	$511	50.0	$24,503	$490
Commercial	7.7	6,054	785	0.4	134	335
Total Developed	55.3	30,391	549	50.4	24,637	489
Undeveloped	1,233.5	8,173	7	83.3	538	6
Total	1,288.8	$38,564	$30	133.7	$25,175	$188

The increase in the average selling price per acre of developed residential land in 2022 compared to 2021 was primarily due to the location and mix of property sold and increased demand for lots by builders. The increase in the average selling price per acre of developed commercial land in 2022 compared to 2021 was primarily due to the location and mix of property sold. The increase in the average selling price per acre of undeveloped land in 2022 compared to 2021 was primarily due to the location and mix of property sold and increased demand in the market. The Company sold 1,196 acres of contiguous undeveloped land in Sandoval County, New Mexico in 2022, representing $7,107,000 of revenue, to one purchaser. The Company does not expect the sale of a significant amount of undeveloped land in 2022 to be indicative of the sale of such undeveloped land in the future.

●	Home sale revenues for 2022 were higher than 2021 by $10,486,000 due to the expansion of the Company’s homebuilding operations. The Company’s home sale revenues consisted of:

	Year Ended April 30,
	2022	2021
Homes sold	41	14
Average selling price	$331,000	$220,000

As of April 30, 2022, the Company had 38 homes in production, including 17 homes under contract, which homes under contract represented $8,713,000 of expected sale revenues when closed, subject to customer cancellations and change orders. As of April 30, 2021, the Company had 33 homes in production, including 23 homes under contract, which homes under contract represented $6,567,000 of expected sale revenues when closed, subject to customer cancellations and change orders.

●	Building sales and other revenues for 2022 were lower than 2021 by $1,465,000. Building sales and other revenues consisted of (in thousands):

	Year Ended April 30,
	2022	2021
Sales of buildings and other land	$8,439	$9,493
Oil and gas royalties	276	135
Infrastructure reimbursements	1,189	1,228
Miscellaneous other revenues	446	959
	$10,350	$11,815

Sales of buildings and other land during 2022 consisted of revenues from the sale of a 4,338 square foot, single tenant retail building in the La Mirada subdivision and from the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. Sales of buildings and other land during 2021 consisted of revenues from the sale of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho and from the sale of a 61,000 square foot warehouse and office facility located in Palm Coast, Florida. The Company does not expect the sale of the warehouse and office facilities located in Palm Coast, Florida to be indicative of future sales of such properties since the Company has no other similar properties.

Refer to Note 7 to the consolidated financial statements contained in this annual report on Form 10-K for detail about the categories of building sales and other revenues.

1Revenues per lot may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Year Ended April 30,		% Increase
	2022	2021	(Decrease)
Land sale cost of revenues	$21,198	$17,296	23%
Home sale cost of revenues	10,237	2,584	(a)
Building sales and other cost of revenues	4,387	5,722	(23)%

(a)	Percentage not meaningful.
●	Land sale cost of revenues for 2022 were higher than 2021 by $3,902,000. Land sale gross margin was 45.0% for 2022 compared to 31.3% for 2021. The gross margin increase was primarily due to the location, size and mix of property sold (including the sale of 1,233.5 acres in 2022 versus 83.3 acres in 2021 of undeveloped land with a low associated land sale cost of revenues) and the demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross margin from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.
●	Home sale cost of revenues for 2022 were higher than 2021 by $7,653,000. Average home sale cost of revenues per home sold was $250,000 for 2022 compared to $185,000 for 2021 and home sale gross margin was 24.5% for 2022 compared to 16.1% for 2021. The gross margin increase was primarily due to the location and mix of homes sold and to efficiencies gained during the expansion of the Company’s homebuilding operations.
●	Building sales and other cost of revenues for 2022 consisted of expenses associated with the sale of a 4,338 square foot, single tenant retail building in the La Mirada subdivision and the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. Building sales and other cost of revenues for 2021 consisted of expenses associated with the sale of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho and the sale of a 61,000 square foot warehouse and office facility located in Palm Coast, Florida.

General and Administrative Expenses. The following presents information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Year Ended April 30,		% Increase
	2022	2021	(Decrease)
Land development	$3,258	$2,532	29%
Homebuilding	878	626	40%
Corporate	1,218	2,262	(46)%
	$5,354	$5,420	(1)%

●	Land development general and administrative expenses for 2022 were higher than 2021 by $726,000 primarily due to an increase in real estate taxes. The Company did not record any non-cash impairment charges on real estate inventory or investment assets in 2022 or 2021. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.
●	Homebuilding general and administrative expenses for 2022 were higher than 2021 by $252,000 primarily due to expansion of the Company’s homebuilding operations.
●	Corporate general and administrative expenses for 2022 were lower than 2021 by $1,044,000 primarily due to reduced pension benefit expenses, depreciation and professional fees.

Interest Income (Expense). Interest income (expense), net increased to $2,000 for 2022 from $(40,000) for 2021. Interest and loan costs of $224,000 and $105,000 were capitalized in real estate inventory for the years ending April 30, 2022 and April 30, 2021.

Other Income. Other income of $261,000 for 2022 primarily consisted of $185,000 received in connection with the bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to a note payable and $30,000 earned from a life insurance policy for a retired executive of the Company. Other income of $1,028,000 for 2021 primarily consisted of a settlement payment of $650,000 from a tenant for failure to pay rent for the Company’s warehouse and office facilities located in Palm Coast, Florida and $300,000 of debt forgiveness with respect to a loan received by the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration.

Income Taxes. The Company had a provision for income taxes of $5,704,000 for 2022 compared to a provision for income taxes of $2,643,000 for 2021. The provision for income taxes correlated to the amount of income before income taxes during each year.

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

The Company expects the primary demand for funds in the short-term and long-term future will be for the development and acquisition of land, construction of home and commercial projects and general and administrative expenses. The development and acquisition of land and construction of home and commercial projects is generally required to satisfy delivery obligations of developed land or finished homes to customers. Further, the Company regularly evaluates property available for purchase from third parties for possible acquisition and development by the Company. To the extent the sources of capital described above are insufficient to meet its needs, the Company may conduct public or private offerings of securities, dispose of certain assets or draw on existing or new debt facilities. The Company believes that it has adequate cash, bank financing and cash flows from operations to provide for its anticipated spending in fiscal year 2023.

COVID-19 Impact and Response. In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, extraordinary and wide-ranging actions were taken by public health and governmental authorities to contain and combat the outbreak and spread of COVID-19, including quarantines, shelter-in-place orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

The Company’s construction operations have continued functioning during this period subject to health and safety protocols in order to protect the Company’s employees, trade contractors and homebuilder customers. Those restrictions, combined with a reduction in the availability, capacity and efficiency of municipal and private services necessary to progress land development and homebuilding, have reduced the Company’s sales pace and delayed certain projects and deliveries. The inconsistent and unpredictable impacts of the COVID-19 virus and related variants, including changing governmental directives, public health challenges and progress, macroeconomic consequences and market reactions thereto, may cause the Company to adjust its planning and operations and makes it more challenging for the Company to estimate the future performance of the business and develop strategies to generate growth. Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, or its related impacts on overall economic conditions or the global supply chain, will last. As a result, the unpredictability of the current economic and public health conditions will continue to evolve. While the Company cannot reasonably estimate the length or severity of this pandemic or if there will be additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which the Company operates, the cumulative effect of the COVID-19 pandemic on the global supply chain and the Company’s operations could materially impact the Company’s financial position, results of operations and cash flows.

The Company could also be negatively impacted if disruptions related to COVID-19 (a) decrease consumer confidence generally or with respect to purchasing a home or cause civil unrest, (b) precipitate a prolonged economic downturn or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for the Company’s products, impair the Company’s ability to sell and build finished lots and homes in a typical manner or at all, impair the Company’s ability to generate revenues and cash flows, or impair the Company’s ability to access the capital or lending markets (or significantly increase the costs of doing so), (c) increase the costs or decrease the supply of construction materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts or (d) result in the Company recognizing charges in future periods, which may be material, for impairments related to the Company’s inventory or investment assets. Any epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent the Company from operating in the ordinary course for an extended period and could have a significant adverse impact on the Company’s financial statements.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, the Company would expect to experience, among other things, increases in defaults under customer contracts, and decreases in future demand for finished lots and homes, likely resulting in reduced revenues and profitability. Such impacts could be material to the Company’s financial statements. The Company could also be forced to reduce its average selling prices in order to generate homebuilder or homebuyer demand or in reaction to competitive pressures. In addition, should the COVID-19 public health effort intensify to such an extent that the Company cannot operate in Rio Rancho, the Company could generate few or no sales during the applicable period, which could be prolonged. If there are prolonged government restrictions on the Company’s operations or the Company’s employees, trade contractors or customers, or an extended economic recession, the Company could be unable to produce revenues and cash flows sufficient to conduct operations, meet the terms of the Company’s covenants and other requirements under its financing arrangements or service the Company’s outstanding debt. Such a circumstance could, among other things, exhaust the Company’s available liquidity (and ability to access liquidity sources) or trigger an acceleration to pay a significant portion or all of the Company’s then-outstanding debt obligations, which the Company may be unable to do.

Pension Plan. The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was overfunded as of April 30, 2022 by $90,000, with $18,054,000 of assets and $17,964,000 of liabilities, and was underfunded as of April 30, 2021 by $476,000, with $21,102,000 of assets and $21,578,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.97% per year as of April 30, 2022 and 2.48% per year as of April 30, 2021, which are based on the FTSE Pension Discount Curve as of such dates as it corresponds to the projected liability requirements of the pension plan. As of April 30, 2022, for each 0.25% increase in the weighted average discount interest rate, the pension plan liabilities are forecasted to decrease by $337,000 and for each 0.25% decrease in the weighted average discount interest rate, the pension plan liabilities are forecasted to increase by $350,000. As of April 30, 2022, the effect of every 0.25% change in the investment rate of return on pension plan assets would increase or decrease the subsequent year’s pension expense by $42,000, and the effect of every 0.25% change in the weighted average discount interest rate would increase or decrease the subsequent year’s pension expense by $7,000. The pension plan is subject to minimum IRS contribution requirements, but these requirements can be satisfied by the use of the pension plan’s existing credit balance.  No cash contributions were required during 2022. The Company made voluntary contributions to the pension plan of $1,847,000 during 2021.

Cash Flow. The following presents information on the cash flows for the Company (dollars in thousands):

	Year Ended April 30,		% Increase
	2022	2021	(Decrease)
Net cash provided by operating activities	$15,476	$12,609	23%
Net cash used in investing activities	(1,195)	(5)	(a)
Net cash used in financing activities	(23,361)	(5,305)	(a)
(Decrease) increase in cash, cash equivalents and restricted cash	$(9,080)	$7,299	(a)

(a)Percentage not meaningful.

Operating Activities. Net cash provided by operating activities for 2022 was higher than 2021 by $2,867,000 primarily due to (i) an increase in the Company’s net income, accounts payable and accrued expenses and taxes payable and (ii) a decrease in the amount of investment assets and pension costs, partially offset by (a) a decrease in the amount of deferred income taxes and (b) an increase in the amount of real estate inventory.

Investing Activities. Net cash used in investing activities for 2022 was higher than 2021 by $1,190,000 primarily due to the acquisition of a 7,000 square foot office building in Rio Rancho from which the Company’s real estate business now operates.

Financing Activities. Net cash used in financing activities for 2022 was higher than 2021 by $18,056,000 primarily due to the Company’s share repurchase activity. Notes payable, net decreased from $3,448,000 as of April 30, 2021 to $2,030,000 as of April 30, 2022, primarily due to repayments made on outstanding borrowings partially offset by additional borrowings to fund land acquisitions and land development activities. Refer to Note 6 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding each of the Company’s notes payable. Refer to Note 15 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s share repurchase activity. The Company does not expect the Company’s share repurchase activity to be indicative of its future activity in this area.

Asset and Liability Levels. The following presents information on certain asset and liability levels (dollars in thousands):

	April 30,		% Increase
	2022	2021	(Decrease)
Real estate inventory	$67,249	$55,589	21%
Investment assets, net	9,017	13,582	(34)%
Other assets	1,882	645	(a)
Deferred income taxes, net	958	2,749	(a)
Accounts payable and accrued expenses	6,077	4,458	36%
Taxes payable, net	3,648	95	(a)
Prepaid (accrued) pension costs	90	(476)	(a)

(a)	Percentage not meaningful.
●	Real estate inventory increased from April 30, 2021 to April 30, 2022 by $11,660,000. Real estate inventory consisted of (in thousands):

	April 30,		% Increase
	2022	2021	(Decrease)
Land inventory in New Mexico	$59,374	$49,918	19%
Land inventory in Colorado	3,434	3,975	(14)%
Homebuilding finished inventory	1,135	417	(a)
Homebuilding construction in process	3,306	1,279	(a)
	$67,249	$55,589

(a)	Percentage not meaningful.

Land inventory in New Mexico increased from April 30, 2021 to April 30, 2022 by $9,456,000 primarily due to increased land development activity and the acquisition of land. Homebuilding finished inventory increased from April 30, 2021 to April 30, 2022 by $718,000 primarily due to the completion of construction of model homes and homes not yet sold. Homebuilding construction in process increased from April 30, 2021 to April 30, 2022 by $2,027,000 due to increased homebuilding activity.

●	Investment assets, net decreased from April 30, 2021 to April 30, 2022 by $4,565,000. Investment assets, net consisted of (in thousands):

	April 30,		% Increase
	2022	2021	(Decrease)
Land held for long-term investment	$9,017	$9,775	(8)%
Buildings	—	10,003	(a)
Less accumulated depreciation	—	(6,196)	(a)
Buildings, net		3,807	(a)
	$9,017	$13,582

(a)	Percentage not meaningful.

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business. In 2022, the Company sold 1,233.5 acres of undeveloped property in Sandoval County, New Mexico categorized as land held for long-term investment. As of April 30, 2022 and April 30, 2021, the Company held approximately 11,000 and 12,000 acres of land in New Mexico classified as land held for long-term investment.

As of April 30, 2021, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. During 2022, the Company sold this warehouse and office facility. Depreciation associated with the buildings was $201,000 and $542,000 for 2022 and 2021.

●	Other assets increased from April 30, 2021 to April 30, 2022 by $1,237,000 primarily due to an increase in property and equipment as a result of the acquisition of a 7,000 square foot office building in Rio Rancho from which the Company’s real estate business now operates and to an increase in right-of-use assets exchanged for operating lease liabilities.

●	Deferred income taxes, net decreased from April 30, 2021 to April 30, 2022 by $1,791,000 primarily due to use of federal net operating loss carry forwards.
●	Accounts payable and accrued expenses increased from April 30, 2021 to April 30, 2022 by $1,619,000 primarily due to the timing of invoices received but not paid and to an increase in operating lease liabilities exchanged for right-of-use assets.
●	Taxes payable, net increased from April 30, 2021 to April 30, 2022 by $3,553,000.
●	Accrued pension costs of the Company’s frozen defined benefit pension plan decreased from April 30, 2021 to April 30, 2022 by $566,000 primarily due to favorable investment results of plan assets. The Company recorded, net of tax, other comprehensive income of $50,000 and $1,844,000 in 2022 and 2021, reflecting the change in accrued pension costs in each year net of the related deferred tax and unrecognized prepaid pension amounts.

Off-Balance Sheet Arrangements. As of April 30, 2022 and April 30, 2021, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in this annual report on Form 10-K for a discussion of recently issued accounting pronouncements.

IMPACT OF INFLATION

The Company’s operations can be impacted by inflation. Inflation can cause increases in the cost of land, materials, services, interest rates and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. The Company’s homebuilding segment as well as homebuilders that are customers of the Company’s land development business segment face inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for homes produced by the Company’s homebuilding segment could decrease and the demand for the Company’s land by homebuilder customers could decrease. Although the rate of inflation has been historically low in recent years, it has increased significantly in 2022 and the Company is currently experiencing historically significant increases in the prices of labor and certain materials as a result of this increase as well as the COVID-19 pandemic and increased demand for new homes. Inflation may also increase the Company’s financing costs. While the Company attempts to pass on to its customers increases in costs through increased sales prices, market forces may limit the Company’s ability to do so. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, the Company’s revenues, gross margins and net income could be adversely affected.

OTHER

In November 2021, the Company entered into an employment agreement with Christopher V. Vitale. Mr. Vitale is the President and Chief Executive Officer of the Company. Pursuant to the employment agreement,

●	Mr. Vitale will serve as the President and Chief Executive Officer of the Company for a base salary of not less than the rate in effect immediately before the date of such agreement, which resulted in a base salary of $335,000 per year.
●	The parties agreed to provisions relating to vacation, paid-time-off, office location, confidentiality, invention assignment, non-competition and non-solicitation.
●	Upon any termination of Mr. Vitale’s employment, the Company will pay and issue to Mr. Vitale any earned but unpaid base salary, the dollar value equivalent of the number of days of vacation and paid-time-off earned but not used, unreimbursed business expenses, unpaid bonus previously awarded by the Company and vested benefits, equity awards or payments (excluding any severance benefits or payments) payable or issuable under any policy or plan of the Company or under any equity award agreement or other arrangement between the Company and Mr. Vitale.
●	Upon any termination of Mr. Vitale’s employment due to the death of Mr. Vitale, the Company will pay to Mr. Vitale’s executors, administrators or personal representatives, an amount equal to his then-annual base salary which he would otherwise have earned for the month in which he dies and for three months thereafter.
●	Upon any termination of Mr. Vitale’s employment by Mr. Vitale for Good Reason or the Company without Cause and delivery by Mr. Vitale of a release of claims to the Company, the Company will pay or provide to Mr. Vitale (a) a lump sum amount

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

In November 2021, the Company granted Mr. Vitale an option to purchase 50,000 shares of common stock of the Company under the AMREP Corporation 2016 Equity Compensation Plan. Refer to Note 11 to the consolidated financial statements contained in this annual report on Form 10-K for additional detail about this option.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, homebuilding and capital expenditure needs, (2) the Company’s expected liquidity sources, including the amount of principal available for borrowing under the Company’s financing arrangements, (3) anticipated future development of the Company’s real estate holdings, (4) the development and construction of possible future commercial properties to be marketed to tenants, (5) the designs, pricing and levels of options and amenities with respect to the Company’s homebuilding operations, (6) the timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (7) the number of planned residential lots in the Company’s subdivisions, (8) the sale of a significant amount of undeveloped land in 2022 and the sale of the warehouse and office facilities located in Palm Coast, Florida not being indicative of future operating results and the Company’s share repurchase activity not being indicative of future financing activities, (9) estimates and assumptions used in determining future cash flows of real estate projects, (10) the availability of bank financing for projects and the utilization of existing bank financing, (11) the backlog of homes under contract and in production and the dollar amount of expected sale revenues when such homes are closed, (12) the effect of recent accounting pronouncements, (13) contributions by the Company to the pension plan, the amount of future annual benefit payments to pension plan participants payable from plan assets, the investment mix between equity securities and fixed income securities seeks to achieve a desired return in the pension plan, the appropriateness of valuation methods to determine the fair value of financial instruments in the pension plan, the expected return on assets in the pension plan, the expected long-term rate of return on assets in the pension plan, the effect of changes in the weighted average discount interest rate on the amount of pension plan liabilities and the effect of changes in the investment rate of return on pension plan assets with respect to pension expense, (14) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (15) the Company’s belief that its compensation package and benefits offered to employees are competitive with others in the industry, (16) the future issuance of deferred stock units to directors of the Company, (17) the future business conditions that may be experienced by the Company, (18) the dilution to earnings per share that outstanding options to purchase shares of common stock of the Company may cause in the future, (19) the adequacy of the Company’s facilities, (20) the materiality of claims and legal actions arising in the normal course of the Company’s business, (21) the state net operating losses that are not expected to be realizable, (22) the negative impact of the COVID-19 pandemic on the Company’s financial position and ability to continue operations at normal levels or at all, (23) the duration, effect and severity of the COVID-19 pandemic and (24) the measures that governmental authorities may take to address the COVID-19 pandemic which may precipitate or exacerbate one or more of the above-mentioned or other risks and significantly disrupt or prevent the Company from operating in the ordinary course for an extended period of time. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Because of the inherent limitations of internal control over financial reporting, including the possibilities of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2022 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2022, internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AMREP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allocation of common development costs

For the year ended April 30, 2022, the Company’s land sale cost of revenues was approximately $21.2 million, which includes all direct acquisition costs and other costs specifically identified with the land and an allocation of common development costs associated with its land development projects. As discussed in Note 1 to the consolidated financial statements, common development costs are allocated based on the estimated relative sales value of the individual parcels of land being sold to the total expected sales value for the unsold parcels of land in the applicable portion of the subdivision. At the time of the closings of the sales of individual land parcels, certain common development costs may not yet be incurred. To recognize the appropriate amount of cost of revenues, the Company estimates the total remaining common development costs associated with its land development projects. Estimates may be affected by changes to zoning laws, land development requirements and the cost of labor, material, and subcontractors.

Auditing the Company’s allocation of common development costs associated with its land development projects was complex and subject to sensitive management assumptions.

To test the Company’s allocation of common development costs associated with its land development projects, our audit procedures included, among others, testing the significant assumptions used to develop the estimated costs to complete the land development projects and testing the completeness and accuracy of the underlying data and allocation calculations. To test the reasonableness of the assumptions utilized in the allocation of common development costs, we compared the estimated land development costs to actual costs of similar communities developed by the Company; agreed the actual development costs to supporting documentation, including underlying contracts; tested the estimated relative selling prices by comparing to actual current selling prices; and reviewed margins disaggregated by project for reasonableness.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania
July 21, 2022

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2022 AND 2021

(Amounts in thousands, except share and per share amounts)

	2022	2021
ASSETS
Cash and cash equivalents	$15,721	$24,801
Real estate inventory	67,249	55,589
Investment assets, net	9,017	13,582
Other assets	1,882	645
Deferred income taxes, net	958	2,749
Prepaid pension costs	90	—
TOTAL ASSETS	$94,917	$97,366
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$6,077	$4,458
Notes payable, net	2,030	3,448
Taxes payable, net	3,648	95
Accrued pension costs	—	476
TOTAL LIABILITIES	11,755	8,477

Shareholders’ Equity:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,240,309 at April 30, 2022 and 7,323,370 at April 30, 2021	524	730
Capital contributed in excess of par value	32,383	45,072
Retained earnings	54,828	47,710
Accumulated other comprehensive loss, net	(4,573)	(4,623)
TOTAL SHAREHOLDERS’ EQUITY	83,162	88,889
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,917	$97,366

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2022	2021
REVENUES:
Land sale revenues	$38,564	$25,175
Home sale revenues	13,565	3,079
Building sales and other revenues	10,350	11,815
Total revenues	62,479	40,069

COSTS AND EXPENSES:
Land sale cost of revenues	21,198	17,296
Home sale cost of revenues	10,237	2,584
Building sales and other cost of revenues	4,387	5,722
General and administrative expenses	5,354	5,420
Total costs and expenses	41,176	31,022
Operating income	21,303	9,047

Interest income (expense), net	2	(40)
Other income	261	1,028
Income before income taxes	21,566	10,035

Provision for income taxes	5,704	2,643
Net income	$15,862	$7,392

Basic earnings per share	$2.21	$0.95
Diluted earnings per share	$2.21	$0.95
Weighted average number of common shares outstanding – basic	7,170	7,743
Weighted average number of common shares outstanding – diluted	7,193	7,773

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended April 30,
	2022	2021
Net income	$15,862	$7,392
Other comprehensive income, net of tax:
Decrease in pension liability	75	2,655
Income tax effect	(25)	(811)
Decrease in pension liability, net of tax	50	1,844
Other comprehensive income	50	1,844
Total comprehensive income	$15,912	$9,236

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Capital		Accumulated	Treasury
			Contributed		Other	Stock,
	Common Stock		in Excess of	Retained	Comprehensive	at
	Shares	Amount	Par Value	Earnings	Loss	Cost	Total
Balance, May 1, 2020	8,358	$836	$51,334	$43,149	$(6,467)	$(4,215)	$84,637
Issuance of restricted common stock	9	1	41	—	—	—	42
Issuance of deferred common stock units	—	—	90	—	—	—	90
Issuance of common stock settled from deferred common share units	12	—	—	—	—	—	—
Repurchase of common stock	(831)	(83)	(5,033)	—	—	—	(5,116)
Retirement of treasury stock	(225)	(24)	(1,360)	(2,831)	—	4,215	—
Net income	—	—	—	7,392	—	—	7,392
Other comprehensive income	—	—	—	—	1,844	—	1,844
Balance, April 30, 2021	7,323	730	45,072	47,710	(4,623)	—	88,889
Issuance of restricted common stock	13	1	149	—	—	—	150
Issuance of deferred common share units	—	—	90	—	—	—	90
Reclassification of common stock settled from deferred common share units	—	2	(2)	—	—	—	—
Repurchase of common stock	(2,096)	(209)	(12,951)	(8,744)	—	—	(21,904)
Issuance of option to purchase common stock	—	—	25	—	—	—	25
Net income	—	—	—	15,862	—	—	15,862
Other comprehensive loss	—	—	—	—	50	—	50
Balance, April 30, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$—	$83,162

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,862	$7,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225	554
Amortization of debt issuance costs	84	59
Non-cash credits and charges:
Stock-based compensation	217	132
Deferred income tax provision	1,766	2,494
Net periodic pension cost	(490)	(36)
Gain on debt forgiveness	(45)	(300)
Changes in assets and liabilities:
Real estate inventory and investment assets	(7,295)	2,380
Other assets	113	339
Accounts payable and accrued expenses	1,486	1,290
Taxes payable	3,553	152
Accrued pension costs	—	(1,847)
Total adjustments	(386)	5,217
Net cash provided by operating activities	15,476	12,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	92	—
Capital expenditures	(1,287)	(5)
Net cash used in investing activities	(1,195)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	6,857	6,611
Principal debt payments	(8,264)	(6,680)
Payments for debt issuance costs	(50)	(120)
Repurchase of common stock	(21,904)	(5,116)
Net cash used in financing activities	(23,361)	(5,305)

(Decrease) increase in cash, cash equivalents and restricted cash	(9,080)	7,299
Cash, cash equivalents and restricted cash, beginning of year	24,801	17,502
Cash, and cash equivalents, end of year	$15,721	$24,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$3	$153
Interest paid	$203	$120
Right-of-use assets obtained in exchange for operating lease liabilities	$133	$43

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

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2022 and 2021 mean the fiscal years ended April 30, 2022 and 2021, unless the context otherwise indicates.

Revenue recognition

The Company accounts for land sale revenues, home sale revenues and building sales and other revenues in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

Land sale revenues: Revenues from land sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty.

Land sale cost of revenues includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs associated with the entire project. Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete. The allocation of costs is based on the estimated relative sales value of the individual parcels of land being sold to the total expected sales value for the unsold parcels of land in the applicable portion of the subdivision. Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates.

Home sale revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. The Company’s performance obligation to deliver a home is generally satisfied in less than one year from the date a binding sale agreement is signed. In general, the Company’s performance obligation for each home sale is fulfilled upon the delivery of the completed home, which generally coincides with the receipt of cash consideration from the counterparty. If the Company’s performance obligations are not complete upon the home closing, the Company defers a portion of the home sale revenues related to the outstanding obligations and subsequently recognizes that revenue upon completion of such obligations. As of April 30, 2022, deferred home sale revenues and costs related thereto were immaterial.

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

Building sales and other revenues: Revenues from building sales and other revenues consist of sales of buildings and other land, oil and gas royalties, infrastructure reimbursements and miscellaneous other revenues.

Sales of buildings and other land consist of building sales in New Mexico and Florida. Revenues from these building sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these building sales is fulfilled upon the delivery of the property, which generally coincides with the receipt of cash consideration from the counterparty. Building sales and other cost of revenues includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition and acquisition costs, if applicable, closing and selling costs and construction costs.

Oil and gas royalties are recognized at the time of receipt by the Company as such amounts are unknown with any degree of certainty prior to receipt.

Infrastructure reimbursements include amounts received from a public improvement district and private infrastructure reimbursement covenants and the payment for impact fee credits. Such amounts are recognized at the time of receipt by the Company as such amounts are unknown with any degree of certainty prior to receipt.

Miscellaneous other revenues primarily include rental payments and additional rent from tenants pursuant to leases with respect to property or buildings of the Company. Base rental payments are recognized as revenue monthly over the term of the lease. Additional rent related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses is recognized as revenue in the period the expenses are incurred.

Cash, and cash equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of ninety days or less when purchased and are readily convertible into cash. Restricted cash consists of cash deposits with a bank that are restricted due to subdivision improvement agreements with a governmental authority. The Company did not have any restricted cash as of April 30, 2022 or April 30, 2021.

Long-lived assets

Long-lived assets consist of real estate inventory and investment assets and are accounted for in accordance with Accounting Standards Codification (“ASC”) 360-10.

Real estate inventory: Real estate inventory includes land and improvements on land held for future development or sale. The cost basis of the land and improvements includes all direct acquisition costs including development costs, certain amenities, capitalized interest, capitalized real estate taxes and other costs. Interest and real estate taxes are not capitalized unless active development is underway. Real estate inventory held for future development or sale is stated at accumulated cost and is evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Investment assets, net: Investment assets, net consist of (i) investment land, which represents vacant, undeveloped land not held for development or sale in the normal course of business, and (ii) real estate assets that are leased or intended to be leased to third parties. Investment assets are stated at the lower of cost or net realizable value.Depreciation of investment assets (other than land) is provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives, which generally are 10 to 40 years for buildings and improvements. Land is not subject to depreciation.

Impairment of long-lived assets: Long-lived assets are evaluated and tested for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Asset impairment tests are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. The evaluation of operating asset groups includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and general and administrative expenses. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material. Due to the subjective nature of the estimates and assumptions used in determining future cash flows, actual results could differ materially from current estimates and the Company may be required to recognize impairment charges in the future.

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

Share-based compensation

The Company accounts for awards of restricted stock, stock options and deferred stock units in accordance with ASC 718-10, which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). Compensation expense for awards of restricted stock, stock options and deferred stock units are based on the fair value of the awards at their grant dates. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, the Company analyzes the historic volatility of the Company’s common stock.

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

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Unvested restricted shares of common stock are not included in the computation of basic earnings per share, as they are considered contingently returnable shares. Unvested restricted shares of common stock are included in diluted earnings per share if they are dilutive. Deferred stock units are included in both basic and diluted earnings per share computations. Stock options are not included in the computation of basic earnings per share. Stock options are included in diluted earnings per share if they are not anti-dilutive and are in-the-money.

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

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant judgments and estimates that affect the financial statements include, but are not limited to, (i) land sale cost of revenues calculations, which are based on land development budgets and estimates of costs to complete; (ii) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (iii) actuarially determined benefit obligations and other pension plan accounting and disclosures; (iv) risk assessment of uncertain tax positions; and (v) the determination of the recoverability of net deferred tax assets. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

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

(2)          REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	April 30,
	2022	2021
Land held for development or sale in New Mexico	$59,374	$49,918
Land held for development or sale in Colorado	3,434	3,975
Homebuilding finished inventory	1,135	417
Homebuilding construction in process	3,306	1,279
	$67,249	$55,589

Land held for development or sale represents property located in areas that are planned to be developed or sold in the near term. A substantial majority of the Company’s real estate assets are located in Rio Rancho, New Mexico (“Rio Rancho”) and certain adjoining areas of Sandoval County, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region.

Land held for development or sale in Colorado as of April 30, 2022 represents an approximately 160-acre property in Brighton, Colorado. Land held for development or sale in Colorado as of April 30, 2021 represents an approximately 160-acre property in Brighton, Colorado and an approximately 5-acre property in Parker, Colorado.

Homebuilding finished inventory represents costs for residential homes that are completed and ready for sale. Homebuilding construction in process represents costs for residential homes being built.

Interest and loan costs of $224,000 and real estate taxes of $28,000 were capitalized in real estate inventory for the year ending April 30, 2022. Interest and loan costs of $105,000 and real estate taxes of $29,000 were capitalized in real estate inventory for the year ending April 30, 2021.

(3)          INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	April 30,
	2022	2021
Land held for long-term investment	$9,017	$9,775
Buildings	—	10,003
Less accumulated depreciation	—	(6,196)
Buildings, net	—	3,807
	$9,017	$13,582

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business.

As of April 30, 2021, buildings were comprised of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. During 2022, the Company sold this warehouse and office facility. Depreciation associated with buildings was $201,000 and $542,000 for 2022 and 2021.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	April 30,
	2022	2021
Prepaid expenses	$366	$324
Receivables	50	37
Right-of-use assets associated with leases of office facilities, net	118	84
Miscellaneous assets	81	172
Property	1,247	—
Equipment	240	222
Less accumulated depreciation of property and equipment	(220)	(194)
Property and equipment, net	1,267	28
	$1,882	$645

Prepaid expenses as of April 30, 2022 primarily consist of insurance, stock compensation, real estate taxes and utility deposits. Prepaid expenses as of April 30, 2021 primarily consist of insurance, stock compensation, prepayments for office rent, broker’s commissions and security deposits. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $70,000 and $18,000 for 2022 and 2021.

In 2022, the Company acquired a 7,000 square foot office building in Rio Rancho from which its real estate business now operates. Depreciation expense associated with property and equipment was $24,000 and $11,000 for 2022 and 2021.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	April 30,
	2022	2021
Real estate operations
Accrued expenses	$1,238	$658
Trade payables	3,026	1,377
Real estate customer deposits	1,357	1,769
	5,621	3,804
Corporate operations	456	654
	$6,077	$4,458

(6)          NOTES PAYABLE

Notes payable, net consist of (in thousands):

	April 30,
	2022	2021
Real estate notes payable	$2,030	$3,482
Unamortized debt issuance costs	—	(34)
	$2,030	$3,448

The following tables present information on the Company’s notes payable in effect as of April 30, 2022 (dollars in thousands):

		Principal Amount
		Available for	Outstanding		Principal
		New Borrowings	Principal Amount		Repayments
		April 30,	April 30,		Year ended
Loan Identifier	Lender	2022	2022	2021	April 30, 2022
Revolving Line of Credit	BOKF	$2,427	$—	$—	$—
La Mirada	BOKF	1,877	2,030	—	3,468
			$2,030	$—

			Capitalized Interest
		Mortgaged Property	and Fees
	Interest Rate	Book Value	Year ended April 30
Loan Identifier	April 30, 2022	April 30, 2022	2022	2021	Scheduled Maturity
Revolving Line of Credit	3.75%	$1,693	$—	$—	February 2024
La Mirada	3.75%	8,269	193	—	June 2024

As of April 30, 2022, the Company and each of its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Additional information regarding each of the above notes payable is provided below.

•

Revolving Line of Credit. In February 2021, AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, entered into a Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Loan Agreement is evidenced by a Revolving Line of Credit Promissory Note and is secured by a Line of Credit Mortgage, Security Agreement and Fixture Filing, between ASW and BOKF, with respect to a 298-acre property within the Paseo Gateway subdivision located in Rio Rancho. BOKF has agreed to lend up to $4,000,000 to ASW on a revolving line of credit basis for general corporate purposes, including up to $250,000 dedicated for use in connection with a company credit card. The outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%.

ASW made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans, including ASW and its subsidiaries having at least $3.0 million of unencumbered and unrestricted cash, cash equivalents and marketable securities in order to be entitled to advances under the loan. The loan documentation contains customary events of default for similar financing transactions, including: ASW’s failure to make principal, interest or other payments when due; the failure of ASW to observe or perform its covenants under the loan documentation; the representations and warranties of ASW being false; the insolvency or bankruptcy of ASW; and the failure of ASW to maintain a net worth of at least $32 million. Upon the occurrence and during the continuance of an event of default, BOKF may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. ASW incurred customary costs and expenses and paid certain fees to BOKF in connection with the loan.

●	La Mirada. In June 2021, Wymont LLC (“Wymont”), a subsidiary of the Company, acquired a 15-acre property in Albuquerque, New Mexico comprising the La Mirada subdivision. In June 2021, Wymont entered into a Development Loan Agreement with BOKF. The Development Loan Agreement is evidenced by a Non-Revolving Line of Credit Promissory Note and is secured by a Mortgage, Security Agreement and Financing Statement, between Wymont and BOKF, with respect to the acquired property. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed Wymont’s obligations under each of the above agreements. BOKF has agreed to lend up to $7,375,000 to Wymont on a non-revolving line of credit basis to partially fund the acquisition and development of the acquired property. The outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the London Interbank Offered Rate for a thirty-day interest period plus a spread of 3.0%, adjusted monthly, subject to a minimum interest rate of 3.75%. Generally, BOKF is required to release the lien of its mortgage on any commercial lot within the acquired property upon Wymont making a principal payment equal to the net sales proceeds with respect to the sale of such lot. BOKF is required to release the lien of its mortgage on any residential lot within the acquired property upon Wymont making a principal payment equal to $60,600 per such released lot.

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

●	Letter of Credit and Loan Reserves. As of April 30, 2022, the Company had a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $1,323,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. As of April 30, 2022, the Company had loan reserves outstanding under its note payable for La Mirada in the aggregate principal amount of $2,364,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. The amounts under the letter of credit and loan reserves are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to April 30, 2022 (in thousands):

Fiscal Year	Scheduled Payments
2023	$—
2024	—
2025	2,030
Total	$2,030

The following table presents information on the Company’s notes payable in effect as of April 30, 2021 and terminated prior to April 30, 2022 (in thousands):

		Original		Capitalized Interest
		Maximum	Outstanding	and Fees
		Available	Principal Amount	Year ended April 30
Loan Identifier	Lender	Principal Amount	April 30, 2021	2022	2021
Lomas Encantadas U2B P3	BOKF	$2,400	$410	$6	$30
Hawk Site U37	SLFCU	3,000	—	—	7
Hawk Site U23 U40	BOKF	2,700	30	1	—
Lavender Fields – acquisition	Seller	1,838	1,749	—	—
Lavender Fields – development	BOKF	3,750	1,293	23	—
			$3,482

Additional information regarding each of the above terminated notes payable is provided below:

●	Lomas Encantadas U2B P3. In September 2020, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed LEDC's obligations under each of the above agreements. The loan was scheduled to mature in September 2023.The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in January 2022.
●	Hawk Site U37. In February 2020, Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Sandia Laboratory Federal Credit Union (“SLFCU”). The Business Loan Agreement was evidenced by a Promissory Note, and was secured by a Line of Credit Mortgage, between MHEDC and SLFCU, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho. Pursuant to a Commercial Guaranty entered into by ASW in favor of SLFCU, ASW guaranteed MHEDC’s obligations under each of the above agreements. The loan was scheduled to mature in August 2022. The outstanding principal amount of the loan was prepaid without penalty in 2021 and the loan was terminated in October 2021.
●	Hawk Site U23 U40. In January 2021, Mountain Hawk West Development Company LLC (“MHWDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between MHWDC and BOKF, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW guaranteed MHWDC’s obligations under each of the above agreements. The loan was scheduled to mature in July 2023.The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in April 2022.

●	Lavender Fields. In June 2020, Lavender Fields, LLC (“LF”), a subsidiary of the Company, acquired 28 acres in Bernalillo County, New Mexico comprising the Meso AM subdivision, which has been developed into 82 finished residential lots.
o

Acquisition. The acquisition included $1,838,000 of deferred purchase price, of which $919,000 was payable on or before June 2021 and $919,000 was payable on or before June 2022. The deferred purchase price was evidenced by a non-interest bearing Promissory Note and was secured by a Mortgage, Security Agreement and Fixture Filing with respect to the acquired property. In May 2021, LF and the holder of the promissory note evidencing the deferred purchase price agreed to reduce the deferred purchase price by $45,000 and the remaining outstanding deferred purchase price of $1,704,000 was fully paid by LF.

o

Development. In June 2020, LF entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between LF and BOKF with respect to the acquired property. Pursuant to a Guaranty Agreement entered into by ASW in favor of BOKF, ASW had guaranteed LF’s obligations under each of the above agreements. BOKF had agreed to lend up to $3,750,000 to LF on a non-revolving line of credit basis to partially fund the development of the acquired property. The loan was scheduled to mature in June 2024. The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in April 2022.

(7)          REVENUES

Land sale revenues. In 2022, land sale revenues included sales of developed residential land, developed commercial land and undeveloped land to multiple customers. In 2021, substantially all of the land sale revenues were with respect to the sale of developed residential land.

Home sale revenues. Home sale revenues are from homes constructed and sold by the Company in the Albuquerque, New Mexico metropolitan area.

Building sales and other revenues. Building sales and other revenues consist of (in thousands):

	Year Ended April 30,
	2022	2021
Sales of buildings and other land	$8,439	$9,493
Oil and gas royalties	276	135
Infrastructure reimbursements	1,189	1,228
Miscellaneous other revenues	446	959
	$10,350	$11,815

Sales of buildings and other land during 2022 consists of revenues from the sale of a 4,338 square foot, single tenant retail building in the La Mirada subdivision and from the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. Sales of buildings and other land during 2021 consists of revenues from the sale of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho and from the sale of a 61,000 square foot warehouse and office facility located in Palm Coast, Florida.

The Company owns certain minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado leased to a third party for as long as oil or gas is produced and marketed in paying quantities from the property or for additional limited periods of time if the lessee undertakes certain operations or makes certain de minimis shut-in royalty payments. The lessee has pooled various minerals and mineral rights, including the Company's minerals and mineral rights, for purposes of drilling and extraction. After applying the ownership and royalty percentages of the pooled minerals and mineral rights, the lessee is required to pay the Company a royalty on oil and gas produced from the pooled property of 1.42% of the proceeds received by the lessee from the sale of such oil and gas, and such royalty will be charged with 1.42% of certain post-production costs associated with such oil and gas.

The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico. The lease to a third party with respect to such mineral rights expired in 2021 and no drilling had commenced with respect to such mineral rights. The Company did not record any revenue in 2022 or 2021 related to this lease.

The Company receives infrastructure reimbursements through a public improvement district and private infrastructure reimbursement covenants and the payment for impact fee credits. A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills subdivision in Rio Rancho are subject to a public improvement district. The public improvement district reimburses the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district.

The Company has accepted discounted prepayments of amounts due under the public improvement district. The Company instituted private infrastructure reimbursement covenants on a portion of the property in Hawk Site and in Lavender Fields. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing a special levy on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the public improvement district.

Miscellaneous other revenues for 2022 primarily consist of rent received from the tenant of the building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, a non-refundable option payment and installation of telecommunications equipment in subdivisions. Miscellaneous other revenues for 2021 primarily consist of payments for rent received from the tenant of the buildings in Palm Coast, Florida and a tenant at a retail building in Rio Rancho and installation of telecommunications equipment in subdivisions.

Major customers. There were four customers with revenues in excess of 10% of the Company’s revenues during 2022. The revenues for each such customer during 2022 are as follows: $10,982,000, $7,107,000, $6,750,000 and $6,445,000, with each of these  revenues reported in the Company’s land development business segment. There were three customers with revenues in excess of 10% of the Company’s revenues during 2021. The revenues for each such customer during 2021 are as follows: $10,582,000, $6,606,000 and $4,858,000,with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues includes all direct acquisition costs and other costs specifically identified with the property and an allocation of certain common development costs associated with the entire project.

Home sale cost of revenues includes costs for residential homes that were sold.

Building sales and other cost of revenues for 2022 consisted of expenses associated with the sale of a 4,338 square foot, single tenant retail building in the La Mirada subdivision and the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. Building sales and other cost of revenues for 2021 consisted of expenses associated with the sale of a 14,000 square foot, single tenant retail building in the Las Fuentes at Panorama Village subdivision in Rio Rancho and the sale of a 61,000 square foot warehouse and office facility located in Palm Coast, Florida.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Year Ended April 30,
	2022	2021
Land development	$3,258	$2,532
Homebuilding	878	626
Corporate	1,218	2,262
	$5,354	$5,420

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques need to maximize the use of observable inputs and minimize the use of unobservable inputs. There were no transfers between Levels 1, 2 or 3 during 2022 or 2021.

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

(11)          BENEFIT PLANS

Pension plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was overfunded as of April 30, 2022 by $90,000, with $18,054,000 of assets and $17,964,000 of liabilities, and was underfunded as of April 30, 2021 by $476,000, with $21,102,000 of assets and $21,578,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.97% per year as of April 30, 2022 and 2.48% per year as of April 30, 2021, which are based on the FTSE Pension Discount Curve as of such dates as it corresponds to the projected liability requirements of the pension plan.

The pension plan is subject to minimum IRS contribution requirements, but these requirements can be satisfied by the use of the pension plan’s existing credit balance. No cash contributions are required during 2022. The Company made voluntary contributions to the pension plan of $1,847,000 during 2021. Pension assets and liabilities are measured at fair value (measured in accordance with the guidance described in Note 10) and are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). There were no impairments resulting in a change in fair value during 2022 and 2021.

Net periodic pension cost for 2022 and 2021 was comprised of the following components (in thousands):

	Year Ended April 30,
	2022	2021
Interest cost on projected benefit obligation	$503	$504
Expected return on assets	(1,535)	(1,409)
Plan expenses	150	340
Recognized net actuarial loss	392	529
Net periodic pension cost	$(490)	$(36)

Assumptions used in determining net periodic pension cost and the benefit obligation were:

	Year Ended April 30,
	2022	2021
Discount rate used to determine net periodic pension cost	2.48%	2.29%
Discount rate used to determine pension benefit obligation	3.97%	2.48%
Expected long-term rate of return on assets used for pension cost on assets	7.75%	7.75%

The expected return on assets for the pension plan is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the pension plan is invested, as well as current economic and market conditions.

The actuarial gain of $2,414,000 for the fiscal year ending April 30, 2022 consists of a gain from a change in discount rate gain of $2,360,000, other assumption losses of $76,000 and plan experience gains of $130,000. The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s consolidated balance sheet (in thousands):

	April 30,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$21,578	$23,274
Interest cost	503	504
Actuarial gain	(2,414)	(537)
Benefits paid	(1,703)	(1,663)
Benefit obligation at end of year	$17,964	$21,578
Change in plan assets:
Fair value of plan assets at beginning of year	$21,102	$18,260
Actual return on plan assets	(1,239)	2,808
Company contributions	—	1,847
Benefits paid	(1,703)	(1,663)
Plan expenses	(106)	(150)
Fair value of plan assets at end of year	$18,054	$21,102
Overfunded (underfunded) status	$90	$(476)

The funded status of the pension plan is equal to the net liability recognized in the consolidated balance sheets. The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2022	2021
Pretax accumulated comprehensive loss	$8,350	$8,426

The following table summarizes the changes in accumulated other comprehensive loss related to the pension plan for the years ended April 30, 2022 and 2021 (in thousands):

	Pension Benefits
	Pretax	Net of Tax
Accumulated comprehensive loss, May 1, 2020	$11,082	$6,467
Net actuarial gain	(2,127)	(1,483)
Amortization of net loss	(529)	(361)
Accumulated comprehensive loss, April 30, 2021	$8,426	$4,623
Net actuarial loss	316	214
Amortization of net loss	(392)	(264)
Accumulated comprehensive loss, April 30, 2022	$8,350	$4,573

The Company recorded, net of tax, other comprehensive income of $50,000 and $1,844,000 in 2022 and 2021 to account for the net effect of changes to the unfunded portion of pension liability.

The asset allocation for the pension plan by asset category was as follows:

	April 30,
	2022	2021
Equity securities	57%	51%
Fixed income securities	38	39
Other (principally cash and cash equivalents)	5	10
Total	100%	100%

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

The amount of benefit payments in future fiscal years to pension plan participants payable from plan assets is expected to be as follows: 2023 - $2,386,000, 2024 - $1,635,000, 2025 - $1,574,000, 2026 - $1,536,000 and 2027 - $1,449,000 and an aggregate of $6,370,000 is expected to be paid in the fiscal five-year period 2028 through 2032.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2022 and 2021 (in thousands):

2022:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$791	$791	$—	$—
Investments at fair value:
Equity securities	10,348	10,348	—	—
Fixed income securities	6,915	6,915	—	—
Total assets at fair value	$18,054	$18,054	$—	$—

2021:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,215	$2,215	$—	$—
Investments at fair value:
Equity securities	10,707	10,707	—	—
Fixed income securities	8,180	8,180	—	—
Total assets at fair value	$21,102	$21,102	$—	$—

Simple IRA

The Company provides a Simple IRA plan as a retirement plan for eligible employees. Under the Simple IRA plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching such contributions on a dollar-for-dollar basis up to 3% of each contributing employee’s annual pre-tax compensation. The Company’s employer contribution was $55,000 and $36,000 for 2022 and 2021.

Equity compensation plan

The AMREP Corporation 2016 Equity Compensation Plan (the “ Equity Plan”) authorizes stock-based awards of various kinds to non-employee directors and employees covering up to a total of 500,000 shares of common stock of the Company. The Equity Plan will expire by its terms on, and no award will be granted under the Equity Plan on or after, September 19, 2026.  As of April 30, 2022, the Company had 303,164 shares of common stock of the Company available for issuance under the Equity Plan.

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

The restricted share award activity for 2022 was as follows:

		Weighted Average
	Number of	Grant Date Fair Value
Restricted share awards	Shares	Per Share
Non-vested as of May 1, 2021	29,000	$6.18
Granted during 2022	13,000	11.50
Vested during 2022	(20,500)	6.61
Forfeited during 2022	—	—
Non-vested as of April 30, 2022	21,500	$8.98

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $102,000 and $78,000 for 2022 and 2021. As of April 30, 2022, there was $81,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share, which was the closing price on the New York Stock Exchange on the date of grant. The option will become exercisable for 100% of the option shares on November 1, 2026 if Mr. Vitale is employed by, or providing service to, the Company on such date. Subject to the definitions in the Equity Plan, in the event (a) Mr. Vitale has a termination of employment with the Company on account of death or disability, (b) the Company terminates Mr. Vitale’s employment with the Company for any reason other than cause or (c) of a change in control, then the option will become immediately exercisable for 100% of the option shares. The option has a term of ten years from the date of grant and terminates at the expiration of that period. The option automatically terminates upon: (i) the expiration of the three month period after Mr. Vitale ceases to be employed by the Company, if the termination of his employment by Mr. Vitale or the Company is for any reason other than as hereinafter set forth in clauses (ii), (iii) or (iv); (ii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company on account of Mr. Vitale’s disability; (iii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company, if Mr. Vitale dies while employed by the Company; or (iv) the date on which Mr. Vitale ceases to be employed by the Company, if the termination is for cause. If Mr. Vitale engages in conduct that constitutes cause after Mr. Vitale’s employment terminates, the option immediately terminates. Notwithstanding the foregoing, in no event may the option be exercised after the date that is immediately before the tenth anniversary of the date of grant. Except as described above, any portion of the option that is not exercisable at the time Mr. Vitale has a termination of employment with the Company immediately terminates. The fair value of the option was $252,000 as of the date of grant using the Black-Scholes fair value option valuation model. The following assumptions were used for determining the fair value of the option: expected volatility of 38.04%; average risk-free interest rate of 1.46%; dividend yield of 0%; and expected life of 7.5 years. As of April 30, 2022, the option has not been exercised, cancelled or forfeited.

The Company recognized non-cash compensation expense related to the option of $25,000 during 2022. As of April 30, 2022, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. The option could be dilutive to earnings per share in the future.

On December 31, 2021 and 2020, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the Equity Plan equal to $30,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $15.20 and $8.54 on December 31, 2021 and 2020, the Company issued a total of 5,919 and 10,536 deferred common share units to members of the Company’s Board of Directors.

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

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year, was $90,000 for each of 2022 and 2021. At April 30, 2022 and 2021, there was $30,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of the following fiscal year.

(12)        OTHER INCOME

Other income of $261,000 for 2022 primarily consisted of $185,000 received in connection with the bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to a note payable and $30,000 earned from a life insurance policy for a retired executive of the Company. Other income of $1,028,000 for 2021 primarily consisted of a settlement payment of $650,000 from a tenant for failure to pay rent for the Company’s warehouse and office facilities located in Palm Coast, Florida and $300,000 of debt forgiveness with respect to a loan received by the Company pursuant to the Paycheck Protection Program administered by the U.S. Small Business Administration.

(13)        INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2022	2021
Current:
Federal	$2,876	$69
State and local	1,062	80
	3,938	149
Deferred:
Federal	1,333	2,219
State and local	433	275
	1,766	2,494
Total provision (benefit) for income taxes	$5,704	$2,643

The components of the net deferred income taxes are as follows (in thousands):

	April 30,
	2022	2021
Deferred income tax assets:
State tax loss carryforwards	$4,199	$4,296
U.S. federal NOL carryforward	—	1,384
Accrued pension costs	9	—
Vacation accrual	14	14
Real estate basis differences	3,441	3,976
Other	230	303
Total deferred income tax assets	7,893	9,973

Deferred income tax liabilities:
Depreciable assets	—	(749)
Deferred gains on investment assets	(2,387)	(2,300)
Prepaid pension costs	(363)	(178)
Other	(36)	(31)
Total deferred income tax liabilities	(2,786)	(3,258)
Valuation allowance for realization of certain deferred income tax assets	(4,149)	(3,966)
Net deferred income tax asset	$958	$2,749

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates primarily to deferred tax assets, including net operating loss carryforwards, in states where the Company either has no current operations or its operations are not considered likely to realize the deferred tax assets due to the amount of the applicable state net operating loss or its expected expiration date. The $183,000 increase in the valuation allowance in 2022 is related to the increase in state net operating losses that are not expected to be realizable.

The Company has no federal net operating loss carryforwards. The Company has state net operating loss carryforwards of $93,603,000 that expire beginning in fiscal year ending April 30, 2025.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision (in thousands):

	Year Ended April 30,
	2022	2021
Computed tax provision at statutory rate	$4,526	$2,108
Increase (reduction) in tax resulting from:
Deferred tax rate changes	(453)	139
Change in valuation allowances	183	(304)
State income taxes, net of federal income tax effect	1,095	366
Permanent items	—	(63)
Other	353	397
Actual tax provision	$5,704	$2,643

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Other than U.S. federal tax returns, in nearly all jurisdictions, the tax years through the fiscal year ended April 30, 2018 are no longer subject to examination due to the expiration of the applicable statutes of limitations.

ASC 740 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The Company has no unrecognized tax benefits for 2022 and 2021.

The Company has elected to include interest and penalties in its income tax expense. The Company had no accrued interest or penalties as of April 30, 2022 and 2021.

(14)        LEASE COMMITMENTS

The Company leases an office and office equipment in Pennsylvania and office equipment in New Mexico. The leases are generally non-cancelable operating leases with an initial term of two to five years. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease agreements do not contain any residual value guarantees or material restrictive covenants. As of April 30, 2022, right-of-use assets and lease liabilities were $118,000 and $117,000. As of April 30, 2021, right-of-use assets and lease liabilities were $84,000 and $86,000. Total operating lease expense was $30,000 and $114,000 for 2022 and 2021.

Remaining operating lease payments subsequent to April 30, 2022 are $25,000 in fiscal year 2023, $26,000 in fiscal year 2024, $27,000 in fiscal year 2025 and $38,000 in subsequent years. Remaining operating lease payments had imputed interest resulting in a present value of lease liabilities of $101,000. For 2022, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 4.34 years and 5.50%. For 2021, the weighted average remaining lease term and weighted average discount rate of the Company's operating leases were less than one year and 5.50%. The lease contracts for the Company generally do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

(15)        STOCK REPURCHASES

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

In March 2022, the Company repurchased 2,096,061 shares of common stock of the Company at a price of $10.45 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

(16)        TREASURY STOCK

During 2021, 225,250 shares of common stock of the Company held as treasury stock were retired and returned to the status of authorized but unissued shares of common stock.

(17)        INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
2022(a)
Revenues	$44,360	$11,221	$6,898	$62,479
Net income	15,322	1,626	(1,086)	15,862
Provision for income taxes	2,190	554	2,960	5,704
Interest expense (income), net (b)	(1)	—	(1)	(2)
Depreciation	18	—	207	225
EBITDA (c)	$17,529	$2,180	$2,080	$21,789
Capital expenditures	$1,272	$15	$—	$1,287
Total assets as of April 30, 2022	$86,991	$5,631	$2,295	$94,917

2021(a)
Revenues	$32,431	$3,081	$4,557	$40,069
Net income (loss)	10,091	(84)	(2,615)	7,392
Provision (benefit) for income taxes	(765)	(45)	3,453	2,643
Interest expense (income), net (b)	43	—	(3)	40
Depreciation	51	—	503	554
EBITDA (c)	$9,420	$(129)	$1,338	$10,629
Capital expenditures	$—	$5	$—	$5
Total assets as of April 30, 2021	$81,892	$1,999	$13,475	$97,366

(a)

Revenue information provided for each segment may include amounts classified as building sales and other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of April 30, 2022 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9B.          Other Information

None.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Information about the Company’s Executive Officers.”

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)            1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

●	Management’s Annual Report on Internal Control Over Financial Reporting
●	Report of Independent Registered Public Accounting Firm dated July 21, 2022 – Marcum LLP (PCAOB ID #688)
●	Consolidated Balance Sheets – April 30, 2022 and 2021
●	Consolidated Statements of Operations for the Years Ended April 30, 2022 and April 30, 2021
●	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2022 and April 30, 2021
●	Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2022 and April 30, 2021
●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2022 and April 30, 2021
●	Notes to Consolidated Financial Statements

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

Item 16.           Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMREP CORPORATION
(Registrant)

Dated: July 21, 2022

	By:	/s/ Adrienne M. Uleau
	Name:	Adrienne M. Uleau
	Title:	Vice President, Finance and Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher V. Vitale Christopher V. Vitale	President, Chief Executive Officer and Director (Principal Executive Officer)	July 21, 2022
/s/ Adrienne M. Uleau Adrienne M. Uleau	Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)	July 21, 2022
/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 21, 2022
/s/ Robert E. Robotti Robert E. Robotti	Director	July 21, 2022
/s/ Albert V. Russo Albert V. Russo	Director	July 21, 2022

EXHIBIT INDEX
NUMBER	ITEM
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
3.2	By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 13, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed July 27, 2020)
10.1

Settlement Agreement, dated as of May 18, 2020, among Palm Coast Data Holdco, Inc., Commerce Blvd Holdings LLC, Two Commerce LLC, Liam Lynch, Irish Studio LLC, Studio Membership Services, LLC, FulCircle Media, LLC, Media Data Resources, LLC, 11 Commerce Blvd Holdings, LLC and Palm Coast Data LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 20, 2020)

10.2

Development Loan Agreement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.3

Non-Revolving Line of Credit Promissory Note, dated June 17, 2019, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.4

Mortgage, Security Agreement and Financing Statement, dated as of June 17, 2019, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.5

Guaranty Agreement, dated as of June 17, 2019, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 18, 2019)

10.6

Loan Agreement, dated as of January 10, 2020, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.7

Non-Revolving Line of Credit Promissory Note, dated January 10, 2020, by Las Fuentes Village II, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.8

Mortgage, Security Agreement and Financing Statement, dated as of October 11, 2019, between BOKF, NA dba Bank of Albuquerque and Las Fuentes Village II, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.9

Limited Guaranty Agreement, dated as of January 10, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 10, 2020)

10.10

Business Loan Agreement, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.11

Promissory Note, dated February 3, 2020, by Mountain Hawk East Development Company LLC in favor of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.12

Line of Credit Mortgage, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.13

Commercial Guaranty, dated as of February 3, 2020, made by AMREP Southwest Inc. for the benefit of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.14	Promissory Note, dated as of June 15, 2020, between MesoAM LLC and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.15

Mortgage, Security Agreement and Fixture Filing, dated as of June 15, 2020, by Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.16

Development Loan Agreement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.17

Non-Revolving Line of Credit Promissory Note, dated June 19, 2020, by Lavender Fields, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.18

Mortgage, Security Agreement and Financing Statement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.19

Guaranty Agreement, dated as of June 19, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.20

Development Loan Agreement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.21

Non-Revolving Line of Credit Promissory Note, dated September 22, 2020, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.22

Mortgage, Security Agreement and Financing Statement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.23

Guaranty Agreement, dated as of September 22, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.24

Development Loan Agreement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.25

Non-Revolving Line of Credit Promissory Note, dated January 21, 2021, by Mountain Hawk West Development Company LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.26

Mortgage, Security Agreement and Financing Statement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.27

Guaranty Agreement, dated as of January 21, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.28

Loan Agreement, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.29	(b)	First Modification Agreement, dated January 25, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc., to Loan Agreement, dated as of February 3, 2021.
10.30	(b)	Second Modification Agreement, dated April 13, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc., to Loan Agreement, dated as of February 3, 2021.
10.31

Revolving Line of Credit Promissory Note, dated February 3, 2021, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.32

Line of Credit Mortgage, Security Agreement and Fixture Filing, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.33

Development Loan Agreement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.34

Non-Revolving Line of Credit Promissory Note, dated June 24, 2021, by Wymont LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.35

Mortgage, Security Agreement and Financing Statement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.36

Guaranty Agreement, dated as of June 24, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.37	(a)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.38	(a)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.39	(a)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.40	(a)

Employment Agreement, dated November 1, 2021, by and between AMREP Corporation and Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

10.41	(a)

Stock Option Grant, dated as of November 1, 2021, delivered by AMREP Corporation to Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

21	(b)	Subsidiaries of Registrant.
23.1	(b)	Consent of Marcum LLP.
31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(a)  Management contract or compensatory plan or arrangement in which directors or officers participate.

(b)  Filed herewith.