Form 10-Q
period 2022-07-31
AMREP CORP.
filed 2022-09-07
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 2, 2022 – 5,254,909.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	July 31,	April 30,
	2022	2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,915	$15,721
Real estate inventory	68,604	67,249
Investment assets	8,961	9,017
Other assets	2,082	1,882
Deferred income taxes, net	928	958
Prepaid pension costs	311	90
TOTAL ASSETS	$96,801	$94,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$4,976	$6,077
Notes payable	2,080	2,030
Taxes payable, net	4,428	3,648
TOTAL LIABILITIES	11,484	11,755

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,254,909 at July 31, 2022 and 5,240,309 at April 30, 2022	526	524
Capital contributed in excess of par value	32,558	32,383
Retained earnings	56,740	54,828
Accumulated other comprehensive loss, net	(4,507)	(4,573)
TOTAL SHAREHOLDERS’ EQUITY	85,317	83,162
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,801	$94,917

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months ended July 31, 2022 and 2021

(Amounts in thousands, except per share amounts)

	Three Months ended
	July 31,
	2022	2021
REVENUES:
Land sale revenues	$5,172	$7,190
Home sale revenues	5,439	2,411
Other revenues	621	906
Total revenues	11,232	10,507

COSTS AND EXPENSES:
Land sale cost of revenues	3,832	5,610
Home sale cost of revenues	3,663	1,914
General and administrative expenses	1,171	1,188
Total costs and expenses	8,666	8,712
Operating income	2,566	1,795

Interest income, net	7	1
Other income	—	230
Income before income taxes	2,573	2,026

Provision for income taxes	661	389
Net income	$1,912	$1,637

Basic earnings per share	$0.36	$0.22
Diluted earnings per share	$0.36	$0.22
Weighted average number of common shares outstanding – basic	5,274	7,346
Weighted average number of common shares outstanding – diluted	5,296	7,373

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months ended July 31, 2022 and 2021

(Amounts in thousands)

	Three Months ended
	July 31,
	2022	2021
Net income	$1,912	$1,637
Other comprehensive income, net of tax:
Decrease in pension liability	97	97
Income tax effect	(31)	(31)
Decrease in pension liability, net of tax	66	66
Other comprehensive income	66	66
Total comprehensive income	$1,978	$1,703

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months ended July 31, 2022 and 2021

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, May 1, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$83,162
Issuance of restricted common stock	15	2	162	—	—	164
Issuance of option to purchase common stock	—	—	13	—	—	13
Net income	—	—	—	1,912	—	1,912
Other comprehensive income	—	—	—	—	66	66
Balance, July 31, 2022	5,255	$526	$32,558	$56,740	$(4,507)	$85,317

Balance, May 1, 2021	7,323	$730	$45,072	$47,710	$(4,623)	$88,889
Issuance of restricted common stock	13	1	149	—	—	150
Net income	—	—	—	1,637	—	1,637
Other comprehensive income	—	—	—	—	66	66
Balance, July 31, 2021	7,336	$731	$45,221	$49,347	$(4,557)	$90,742

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months ended July 31, 2022 and 2021

(Amounts in thousands)

	Three Months ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,912	$1,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8	104
Amortization of debt issuance costs	—	34
Non-cash credits and charges:
Stock-based compensation	36	16
Deferred income tax provision	—	456
Net periodic pension cost	(124)	(123)
Gain on debt forgiveness	—	(45)
Changes in assets and liabilities:
Real estate inventory and investment assets	(1,299)	(5,709)
Other assets	56	(12)
Accounts payable and accrued expenses	(1,107)	(758)
Taxes payable (receivable), net	780	(66)
Net cash provided by (used in) operating activities	262	(4,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(118)	(1)
Net cash used in investing activities	(118)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	50	6,857
Principal debt payments	—	(3,867)
Payments for debt issuance costs	—	(50)
Net cash provided by financing activities	50	2,940

Increase (decrease) in cash and cash equivalents	194	(1,527)
Cash and cash equivalents, beginning of period	15,721	24,801
Cash and cash equivalents, end of period	$15,915	$23,274

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$—	$(3)
Interest paid	$16	$40

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2022 and 2021

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. Unless the context otherwise indicates, all references to the Company in this quarterly report on Form 10-Q include the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair presentation of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless the context otherwise indicates, all references to 2023 and 2022 are to the fiscal years ending April 30, 2023 and 2022.

The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2022, which was filed with the SEC on July 21, 2022 (the “2022 Form 10-K”). Certain 2022 balances in these condensed consolidated financial statements have been reclassified to conform to the current year presentation with no effect on net income or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these condensed consolidated financial statements are consistent with the accounting policies described in the 2022 Form 10-K.

New Accounting Pronouncements

There are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its condensed consolidated financial statements.

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	July 31,	April 30,
	2022	2022
Land held for development or sale in New Mexico	$60,528	$59,374
Land held for development or sale in Colorado	3,435	3,434
Homebuilding finished inventory	1,005	1,135
Homebuilding construction in process	3,636	3,306
	$68,604	$67,249

(3)          INVESTMENT ASSETS

Investment assets consist of land held for long-term investment.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	July 31,	April 30,
	2022	2022
Prepaid expenses	$501	$366
Miscellaneous assets	204	249
Property	1,250	1,247
Equipment	355	240
Less accumulated depreciation	(228)	(220)
Property and equipment, net	1,377	1,267
	$2,082	$1,882

Prepaid expenses as of July 31, 2022 primarily consist of stock compensation, insurance and real estate taxes. Prepaid expenses as of April 30, 2022 primarily consist of insurance, stock compensation, real estate taxes and utility deposits. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $6,000 and $24,000 for the three months ended July 31, 2022 and July 31, 2021. Depreciation expense associated with property and equipment was $8,000 and less than $1,000 for the three months ended July 31, 2022 and July 31, 2021.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	July 31,	April 30,
	2022	2022
Real estate operations
Accrued expenses	$845	$1,238
Trade payables	1,561	3,026
Customer deposits	2,175	1,357
	4,581	5,621
Corporate operations	395	456
	$4,976	$6,077

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable during the three months ended July 31, 2022 (dollars in thousands):

		Principal Amount
		Available for	Outstanding		Principal
		New Borrowings	Principal Amount		Repayments
		July 31,	July 31,	April 30,	Three Months ended
Loan Identifier	Lender	2022	2022	2022	July 31, 2022
Revolving Line of Credit	BOKF	$2,427	$—	$—	$—
La Mirada	BOKF	1,877	2,030	2,030	—
Equipment Financing	DC	—	50	—	—
			$2,080	$2,030

		Mortgaged Property	Capitalized Interest
	Interest Rate	Book Value	and Fees
			Three Months ended	Scheduled Maturity
Loan Identifier	July 31, 2022	July 31, 2022	July 31, 2022	as of July 31, 2022
Revolving Line of Credit	5.36%	$1,693	$—	February 2024
La Mirada	5.36%	9,076	16	June 2024
Equipment Financing	2.35%	50	—	June 2028

As of July 31, 2022, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Except as described below, refer to Note 6 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about each of the above notes payable.

Equipment Financing. In June 2022, Rioscapes LLC (“Rioscapes”), a subsidiary of the Company, entered into a Loan Contract-Security Agreement with Deere & Company (“DC”). The loan is secured by a security interest in certain construction equipment. DC lent $50,000 to Rioscapes on a non-revolving line of credit basis to fund the acquisition of the construction equipment. AMREP Southwest Inc. (“ASW”), a subsidiary of AMREP Corporation, guaranteed Rioscapes’s obligations under the loan. The outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 2.35%. Rioscapes made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: Rioscapes’s failure to make principal, interest or other payments when due; the failure of Rioscapes to observe or perform its covenants under the loan documentation; the representations and warranties of Rioscapes being false; the insolvency or bankruptcy of Rioscapes or ASW; the merger by Rioscapes or ASW into another entity; and the sale by Rioscapes or ASW of substantially all of their assets. Upon the occurrence and during the continuance of an event of default, DC may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. Rioscapes incurred customary costs and expenses and paid certain fees to DC in connection with the loan.

As of July 31, 2022, the Company had a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $1,323,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. As of July 31, 2022, the Company had loan reserves outstanding under its note payable for La Mirada in the aggregate principal amount of $2,364,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. The amounts under the letter of credit and loan reserves are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to July 31, 2022 (in thousands):

Fiscal Year	Scheduled Payments
2023	$6
2024	8
2025	2,038
Thereafter	28
Total	$2,080

(7)          REVENUES

Land sale revenues. Substantially all of the land sale revenues were received from two customers for the three months ended July 31, 2022 and three customers for the three months ended July 31, 2021. There were no outstanding receivables from these customers as of July 31, 2022 or July 31, 2021.

Other revenues. Other revenues consist of (in thousands):

	Three Months
	ended July 31,
	2022	2021
Oil and gas royalties	$57	$135
Infrastructure reimbursements	525	606
Miscellaneous other revenues	39	165
	$621	$906

Refer to Note 7 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about each category of other revenues. Miscellaneous other revenues for the three months ended July 31, 2022 primarily consist of a non-refundable option payment and a forfeited deposit. Miscellaneous other revenues for the three months ended July 31, 2021 primarily consist of rent received from a tenant at a building in Palm Coast, Florida, a non-refundable option payment and proceeds from the sale of equipment.

Major customers. There were two customers with revenues in excess of 10% of the Company’s revenues during the three months ended July 31, 2022. The revenues for each such customer during the three months ended July 31, 2022 were as follows: $2,360,000 and $2,341,000, with each of these revenues reported in the Company’s land development business segment. There were two customers with revenues in excess of 10% of the Company’s revenues during the three months ended July 31, 2021. The revenues for each such customer during the three months ended July 31, 2021 were as follows: $4,200,000 and $1,700,000, with each of these revenues reported in the Company’s land development business segment.

(8)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months ended July 31,
	2022	2021
Land development	$607	$584
Homebuilding	257	187
Corporate	307	417
	$1,171	$1,188

(9)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded, net of tax, other comprehensive income of $66,000 during each of the three months ended July 31, 2022 and July 31, 2021 to account for the net effect of changes to the unfunded portion of pension liability. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three months ended July 31, 2022 or July 31, 2021.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity during the three months ended July 31, 2022 presented below represents the maximum number of shares that could become vested after these dates:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2022	21,500
Granted during the three months ended July 31, 2022	14,600
Vested during the three months ended July 31, 2022	(9,833)
Forfeited during the three months ended July 31, 2022	—
Non-vested as of July 31, 2022	26,267

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $22,000 and $16,000 during the three months ended July 31, 2022 and July 31, 2021. As of July 31, 2022, there was $221,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan that had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

Director compensation non-cash expense, which is recognized for the expected annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over the director’s service in office during the calendar year, was $23,000 during each of the three months ended July 31, 2022 and July 31, 2021. As of July 31, 2022, there was $53,000 of accrued compensation expense related to the deferred stock units expected to be issued in December 2022. As of July 31, 2021, there was $53,000 of accrued compensation expense related to the deferred stock units issued in December 2021.

(10)          OTHER INCOME

There was no other income for the three months ended July 31, 2022. Other income for the three months ended July 31, 2021 consists of $185,000 received in connection with a bankruptcy of a warranty provider and $45,000 of debt forgiveness with respect to a note payable.

(11)         RISKS AND UNCERTAINTIES

During the three months ended July 31, 2022, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, a significant increase in mortgage interest rates during the first half of 2022 has tempered demand for new homes. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy, have placed additional pressure on overall housing affordability and have caused many potential home buyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has increased sales incentives on certain homes classified as homebuilding finished inventory or homebuilding construction in process. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of 2022.

(12)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended July 31, 2022 (a)
Revenues	$6,691	$4,541	$—	$11,232
Net income (loss)	1,262	1,003	(353)	1,912
Capital expenditures	117	—	—	117
Total assets as of July 31, 2022	87,671	6,068	3,062	96,801

Three months ended July 31, 2021 (a)
Revenues	$8,461	$1,950	$96	$10,507
Net income (loss)	1,807	178	(348)	1,637
Capital expenditures	—	1	—	1

Total assets as of April 30, 2022	86,991	5,631	2,295	94,917
(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

(13)         SUBSEQUENT EVENTS

Refer to Note 6 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding the Loan Agreement (the “Loan Agreement”) entered into between BOKF, NA dba Bank of Albuquerque (“BOKF”) and ASW, in which BOKF agrees to lend up to $4,000,000 to ASW on a revolving line of credit basis for general corporate purposes. In August 2022, ASW and BOKF entered into the Third Modification Agreement to the Loan Agreement and ASW entered into the First Amended and Restated Revolving Line of Credit Promissory Note in favor of BOKF. These documents resulted in the following changes to the revolving line of credit financing facility: (a) the maximum amount available for borrowing increased by $1,750,000 to a new total maximum amount of $5,750,000, (b) the interest rate on borrowed amounts is equal to the one-month secured overnight financing rate as administered by the CME Group Benchmark Administration Limited plus a spread of 3.15%, adjusted monthly, and (c) the scheduled maturity date of the loan is August 15, 2025. ASW incurred customary costs and expenses and paid certain fees to BOKF in connection with this modification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. Unless the context otherwise indicates, all references to the Company in this quarterly report on Form 10-Q include the Company and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The information contained in this Item 2 should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2022, which was filed with the Securities and Exchange Commission on July 21, 2022 (the “2022 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2023 and 2022 are to the fiscal years ending April 30, 2023 and 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2022 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2022 Form 10-K and in Note 1 to the condensed consolidated financial statements included in this report on Form 10-Q. The preparation of those condensed consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2022 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2022 Form 10-K. The Company did not adopt any accounting policy in the three months ended July 31, 2022 that had a material effect on its condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2022, the Company had net income of $1,912,000, or $0.36 per diluted share, compared to net income of $1,637,000, or $0.22 per diluted share, for the three months ended July 31, 2021.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Three Months ended July 31,		% Increase
	2022	2021	(Decrease)
Land sale revenues	$5,172	$7,190	(28)%
Home sale revenues	5,439	2,411	126%
Other revenues	621	906	(31)%
Total	$11,232	$10,507	7%

During the three months ended July 31, 2022, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues per lot and per home. In addition, a significant increase in mortgage interest rates during the first half of 2022 has tempered demand for new homes. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy, have placed additional pressure on overall housing affordability and have caused many potential home buyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has increased sales incentives on certain homes classified as homebuilding finished inventory or homebuilding construction in process. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of 2022.

●	Land sale revenues for the three months ended July 31, 2022 were lower than the three months ended July 31, 2021 by $2,018,000 primarily due to reduced availability of developed residential lots for sale partially as a result of supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections. The Company’s land sale revenues were as follows (dollars in thousands):

	Three Months ended July 31, 2022			Three Months ended July 31, 2021
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	9.9	$5,152	$520	17.4	$7,190	$413
Commercial	—	—	—	—	—	—
Total Developed	9.9	$5,152	$520	17.4	7,190	413
Undeveloped	2.9	20	7	—	—	—
Total	12.8	$5,172	$404	17.4	$7,190	$413

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

The change in the average selling price per acre of developed residential land for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily due to the location and mix of lots sold.

●	Home sale revenues for the three months ended July 31, 2022 were higher than the three months ended July 31, 2021 by $3,028,000 due to the growth of the Company’s homebuilding operations partially offset by supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections. The Company’s home sale revenues consist of:

	Three Months ended July 31,
	2022	2021
Homes sold	11	8
Average selling price	$494,000	$301,000

As of July 31, 2022, the Company had 32 homes in production, including 13 homes under contract, which homes under contract represented $7,535,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

●	Other revenues for the three months ended July 31, 2022 were lower than the three months ended July 31, 2021 by $285,000. Other revenues consist of (dollars in thousands):

	Three Months ended July 31,
	2022	2021
Oil and gas royalties	$57	$135
Infrastructure reimbursements	525	606
Miscellaneous other revenues	39	165
Total	$621	$906

Refer to Note 7 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about the categories of other revenues. Miscellaneous other revenues for the three months ended July 31, 2022 primarily consist of a non-refundable option payment and a forfeited deposit. Miscellaneous other revenues for the three months ended July 31, 2021 primarily consist of rent received from a tenant at a building in Palm Coast, Florida, a non-refundable option payment and proceeds from the sale of equipment.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Three Months ended July 31,		% Increase
	2022	2021	(Decrease)
Land sale cost of revenues	$3,832	$5,610	(32)%
Home sale cost of revenues	3,663	1,914	91%

●	Land sale cost of revenues for the three months ended July 31, 2022 was lower than the three months ended July 31, 2021 by $1,778,000. Land sale gross margin was 26% for the three months ended July 31, 2022 compared to 22% for the three months ended July 31, 2021. The increase in gross margin was primarily due to the location, size and mix of property sold and the demand for lots by builders resulting in higher revenue per developed lot. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related average gross margin from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.
●	Home sale cost of revenues for the three months ended July 31, 2022 were higher than the three months ended July 31, 2021 by $1,749,000 due to the growth of the Company’s homebuilding operations. Home sale gross margins were 33% for the three months ended July 31, 2022 compared to 21% for the three months ended July 31, 2021. The increase in gross margin was primarily due to the location and mix of homes sold and to efficiencies gained during the growth of the Company’s homebuilding operations.

General and Administrative Expenses. The following presents information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Three Months ended July 31,		% Increase
	2022	2021	(Decrease)
Land development	$607	$584	4%
Homebuilding	257	187	38%
Corporate	307	417	(26)%
Total	$1,171	$1,188	(1)%

●	Land development general and administrative expenses for the three months ended July 31, 2022 were higher than the three months ended July 31, 2021 by $23,000 primarily due to hiring additional employees. The Company did not record any non-cash impairment charges on real estate inventory or investment assets for the three months ended July 31, 2022 or July 31, 2021. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.
●	Homebuilding general and administrative expenses for the three months ended July 31, 2022 were higher than the three months ended July 31, 2021 by $70,000 primarily due to hiring additional employees.
●	Corporate general and administrative expenses for the three months ended July 31, 2022 were lower than the three months ended July 31, 2021 by $110,000 primarily due to a decline in depreciation as a result of building sales in prior periods.

Interest income, net. Interest income, net was $7,000 and $1,000 for the three months ended July 31, 2022 and July 31, 2021. The change in interest income, net was primarily due to interest earned in connection with a refund of federal income taxes.

Other income. Refer to Note 10 to the condensed consolidated financial statements included in this report on Form 10-Q for detail regarding other income.

Provision for income taxes. The Company had a provision for income taxes of $661,000 and $389,000 for the three months ended July 31, 2022 and July 31, 2021. The provision for income taxes correlated to the amount of income before income taxes during each period.

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

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects, a revolving line of credit and existing cash balances. Land and homebuilding properties generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is primarily dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale, construction of homes or pursuing other real estate projects may require financing, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected. Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K.

Cash Flow. The following presents information on the cash flows for the Company (dollars in thousands):

	Three Months Ended July 31,		% Increase
	2022	2021	(Decrease)
Net cash provided by (used in) operating activities	$262	$(4,466)	(a)
Net cash used in investing activities	(118)	(1)	(a)
Net cash provided by financing activities	50	2,940	(98)%
Increase (decrease) in cash, cash equivalents and restricted cash	$194	$(1,527)	(a)
(a)Percentage not meaningful.

Operating Activities. Net cash provided by operating activities for the three months ended July 31, 2022 was higher than the three months ended July 31, 2021 by $4,728,000 primarily due to an increase in the Company’s net income and the amount of change during each period in real estate inventory and investment assets and in accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities for the three months ended July 31, 2022 was higher than the three months ended July 31, 2021 by $117,000 primarily due to the purchase of equipment.

Financing Activities. Net cash provided by financing activities for the three months ended July 31, 2022 was lower than the three months ended July 31, 2021 by $2,890,000 primarily due to a reduction in proceeds from debt financing partially offset by a reduction in principal debt repayments. Notes payable increased from $2,030,000 as of April 30, 2022 to $2,080,000 as of July 31, 2022 due to equipment purchases. Refer to Note 6 to the condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding each of the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain asset and liability levels (dollars in thousands):

	July 31,	April 30,	% Increase
	2022	2022	(Decrease)
Real estate inventory	$68,604	$67,249	2%
Investment assets	8,961	9,017	(1)%
Other assets	2,082	1,882	11%
Deferred income taxes, net	928	958	(3)%
Prepaid pension costs	311	90	(a)
Accounts payable and accrued expenses	4,976	6,077	(18)%
Taxes payable, net	4,428	3,648	21%

(a) Percentage not meaningful.

●	Real estate inventory increased from April 30, 2022 to July 31, 2022 by $1,355,000. Real estate inventory consists of (dollars in thousands):

	July 31,	April 30,	% Increase
	2022	2022	(Decrease)
Land inventory in New Mexico	$60,528	$59,374	2%
Land inventory in Colorado	3,435	3,434	0%
Homebuilding finished inventory	1,005	1,135	(11)%
Homebuilding construction in process	3,636	3,306	10%
	$68,604	$67,249

Land inventory in New Mexico increased from April 30, 2022 to July 31, 2022 by $1,154,000 primarily due to increased land development activity and the acquisition of land. Homebuilding finished inventory decreased from April 30, 2022 to July 31, 2022 by $130,000 primarily due to the sale of homes partially offset by the completion of homes not yet sold. Homebuilding construction in process increased from April 30, 2022 to July 31, 2022 by $330,000 due to increased homebuilding activity.

●	Investment assets decreased from April 30, 2022 to July 31, 2022 by $56,000. Investment assets consist of (dollars in thousands):

	July 31,	April 30,	% Increase
	2022	2022	(Decrease)
Land held for long-term investment	$8,961	$9,017	(1)%

●	Other assets increased from April 30, 2022 to July 31, 2022 by $200,000 primarily due to prepaid expenses of stock compensation, insurance and real estate taxes.
●	Deferred income taxes, net decreased from April 30, 2022 to July 31, 2022 by $30,000 primarily due to the income tax effect of the decrease in pension liability.
●	Accounts payable and accrued expenses decreased from April 30, 2022 to July 31, 2022 by $1,101,000 primarily due to the payment of invoices partially offset by an increase in customer deposits.
●	Taxes payable, net increased from April 30, 2022 to July 31, 2022 by $780,000.
●	Accrued pension costs of the Company’s frozen defined benefit pension plan decreased from April 30, 2022 to July 31, 2022 by $221,000 primarily due to the funding levels of the plan. The Company recorded, net of tax, other comprehensive income of $66,000 for each of the three months ended July 31, 2022 and July 31, 2021 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.

Recent Accounting Pronouncements. Refer to Note 1 to the condensed consolidated financial statements included in this report on Form 10-Q and Note 1 to the consolidated financial statements contained in the 2022 Form 10-K for a discussion of recently issued accounting pronouncements.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, homebuilding and capital expenditure needs, (2) the Company’s expected liquidity sources, (3) the utilization of existing bank financing, (4) the market conditions impacting the land development and homebuilding industries for at least the remainder of 2022, (5) the backlog of homes under contract and in production and the dollar amount of expected sales revenues when such homes are closed, (6) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (7) the future issuance of deferred stock units to directors of the Company and (8) the future business conditions that may be experienced by the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of July 31, 2022 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
10.1

Third Modification Agreement, dated as of August 15, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.2

First Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2022, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

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

Date: September 7, 2022	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Third Modification Agreement, dated as of August 15, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.2

First Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2022, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

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