Form 10-Q
period 2022-10-31
AMREP CORP.
filed 2022-12-12
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 7, 2022 – 5,254,909.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	October 31,	April 30,
	2022	2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,888	$15,721
Real estate inventory	70,046	67,249
Investment assets	8,961	9,017
Other assets	2,851	1,882
Deferred income taxes, net	895	958
Prepaid pension costs	543	90
TOTAL ASSETS	$96,184	$94,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$5,511	$6,077
Notes payable	252	2,030
Taxes payable, net	1,394	3,648
TOTAL LIABILITIES	7,157	11,755

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,254,909 at October 31, 2022 and 5,240,309 at April 30, 2022	526	524
Capital contributed in excess of par value	32,570	32,383
Retained earnings	60,361	54,828
Accumulated other comprehensive loss, net	(4,430)	(4,573)
TOTAL SHAREHOLDERS’ EQUITY	89,027	83,162
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,184	$94,917

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months ended October 31, 2022 and 2021

(Amounts in thousands, except per share amounts)

	Three Months ended		Six Months ended
	October 31,		October 31,
	2022	2021	2022	2021
REVENUES:
Land sale revenues	$12,849	$8,466	$18,021	$15,656
Home sale revenues	2,906	819	8,345	3,230
Building sales and other revenues	394	6,827	490	7,212
Total revenues	16,149	16,112	26,856	26,098

COSTS AND EXPENSES:
Land sale cost of revenues, net	8,472	6,030	11,779	11,120
Home sale cost of revenues	2,051	629	5,714	2,543
Building sales and other cost of revenues	—	3,837	—	3,837
General and administrative expenses	1,155	1,257	2,325	2,443
Total costs and expenses	11,678	11,753	19,818	19,943
Operating income	4,471	4,359	7,038	6,155

Interest income, net	—	2	6	1
Other income	—	30	—	260
Income before income taxes	4,471	4,391	7,044	6,416

Provision for income taxes	850	1,065	1,511	1,453
Net income	$3,621	$3,326	$5,533	$4,963

Basic earnings per share	$0.69	$0.45	$1.05	$0.67
Diluted earnings per share	$0.68	$0.45	$1.04	$0.67
Weighted average number of common shares outstanding – basic	5,281	7,361	5,277	7,354
Weighted average number of common shares outstanding – diluted	5,307	7,383	5,302	7,378

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months ended October 31, 2022 and 2021

(Amounts in thousands)

	Three Months ended		Six Months ended
	October 31,		October 31,
	2022	2021	2022	2021
Net income	$3,621	$3,326	$5,533	$4,963
Other comprehensive income, net of tax:
Decrease in pension liability	110	98	207	195
Income tax effect	(33)	(31)	(64)	(62)
Decrease in pension liability, net of tax	77	67	143	133
Other comprehensive income	77	67	143	133
Total comprehensive income	$3,698	$3,393	$5,676	$5,096

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Six Months ended October 31, 2022 and 2021

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, August 1, 2022	5,255	$526	$32,558	$56,740	$(4,507)	$85,317
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Net income	—	—	—	3,621	—	3,621
Other comprehensive income	—	—	—	—	77	77
Balance, October 31, 2022	5,255	$526	$32,570	$60,361	$(4,430)	$89,027

Balance, August 1, 2021	7,336	$731	$45,221	$49,347	$(4,557)	$90,742
Net income	—	—	—	3,326	—	3,326
Other comprehensive income	—	—	—	—	67	67
Balance, October 31, 2021	7,336	$731	$45,221	$52,673	$(4,490)	$94,135

Balance, May 1, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$83,162
Issuance of restricted common stock	15	2	162	—	—	164
Compensation related to issuance of option to purchase common stock	—	—	25	—	—	25
Net income	—	—	—	5,533	—	5,533
Other comprehensive income	—	—	—	—	143	143
Balance, October 31, 2022	5,255	$526	$32,570	$60,361	$(4,430)	$89,027

Balance, May 1, 2021	7,323	$730	$45,072	$47,710	$(4,623)	$88,889
Issuance of restricted common stock	13	1	149	—	—	150
Net income	—	—	—	4,963	—	4,963
Other comprehensive income	—	—	—	—	133	133
Balance, October 31, 2021	7,336	$731	$45,221	$52,673	$(4,490)	$94,135

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months ended October 31, 2022 and 2021

(Amounts in thousands)

	Six Months ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,533	$4,963
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	22	204
Amortization of debt issuance costs	—	34
Non-cash credits and charges:
Share-based compensation	87	47
Deferred income tax provision	—	1,522
Net periodic pension cost	(247)	(246)
Gain on debt forgiveness	—	(45)
Changes in assets and liabilities:
Real estate inventory and investment assets	(2,741)	(2,580)
Other assets	(755)	(1,203)
Accounts payable and accrued expenses	(578)	300
Taxes payable, net	(2,255)	(66)
Net cash (used in) provided by operating activities	(934)	2,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	—	92
Capital expenditures of property and equipment	(121)	(11)
Net cash (used in) provided by investing activities	(121)	81

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	50	6,857
Principal debt payments	(1,828)	(4,292)
Payments for debt issuance costs	—	(50)
Net cash (used in) provided by financing activities	(1,778)	2,515

(Decrease) increase in cash and cash equivalents	(2,833)	5,526
Cash and cash equivalents, beginning of period	15,721	24,801
Cash and cash equivalents, end of period	$12,888	$30,327

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$—	$3
Interest paid	$49	$87

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2022 and 2021

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair statement of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods.  Unless the context otherwise indicates, all references to 2023 and 2022 are to the fiscal years ending April 30, 2023 and 2022.

The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2022, which was filed with the SEC on July 21, 2022 (the “2022 Form 10-K”). To better align with industry practice, the Company reclassified public improvement district reimbursements, private infrastructure covenant reimbursements and a portion of miscellaneous other revenues representing payment for impact fee credits within building sales and other revenues in the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2021 as a reduction to land sale cost of revenues in these unaudited condensed consolidated financial statements to conform to the current period presentation with no effect on net income or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the 2022 Form 10-K, except as described in the following paragraph.

Land sale cost of revenues, net includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs associated with the entire project. Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete. The allocation of costs is based on the estimated relative sales value of the individual parcels of land being sold to the total expected sales value for the unsold parcels of land in the applicable portion of the subdivision. Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates. Amounts received from public improvement districts, private infrastructure covenants and payments for impact fee credits reduce the amount of land sale cost of revenues.

New Accounting Pronouncements

There are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its unaudited condensed consolidated financial statements.

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	October 31,	April 30,
	2022	2022
Land held for development or sale in New Mexico	$60,032	$59,374
Land held for development or sale in Colorado	3,435	3,434
Homebuilding model inventory	1,005	1,135
Homebuilding construction in process	5,574	3,306
	$70,046	$67,249

(3)          OTHER ASSETS

Other assets consist of (in thousands):

	October 31,	April 30,
	2022	2022
Prepaid expenses	$1,211	$366
Miscellaneous assets	274	249
Property	1,250	1,247
Equipment	358	240
Less accumulated depreciation	(242)	(220)
Property and equipment, net	1,366	1,267
	$2,851	$1,882

Prepaid expenses as of October 31, 2022 primarily consist of a cash collateralized performance guaranty related to land development, stock compensation, insurance and real estate taxes. Prepaid expenses as of April 30, 2022 primarily consist of insurance, stock compensation, real estate taxes and utility deposits. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $6,000 and $24,000 for the three months ended October 31, 2022 and October 31, 2021 and $12,000 and $36,000 for the six months ended October 31, 2022 and October 31, 2021. Depreciation expense associated with property and equipment was $15,000 and $2,000 for the three months ended October 31, 2022 and October 31, 2021 and $22,000 and $3,000 for the six months ended October 31, 2022 and October 31, 2021.

(4)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	October 31,	April 30,
	2022	2022
Real estate operations
Accrued expenses	$1,587	$1,238
Trade payable	1,524	3,026
Customer deposits	1,986	1,357
	5,097	5,621
Corporate operations	414	456
	$5,511	$6,077

(5)          NOTES PAYABLE

The following tables present information on the Company’s notes payable during the six months ended October 31, 2022 (dollars in thousands):

		Principal Amount
		Available for	Outstanding		Principal
		New Borrowings	Principal Amount		Repayments
		October 31,	October 31,	April 30,	Three Months ended
Loan Identifier	Lender	2022	2022	2022	October 31, 2022
Revolving Line of Credit	BOKF	$4,177	$—	$—	$—
La Mirada	BOKF	1,877	204	2,030	1,826
Equipment Financing	DC	—	48	—	2
			$252	$2,030

		Mortgaged Property	Capitalized Interest
	Interest Rate	Book Value	and Fees
			Three Months ended	Scheduled Maturity
Loan Identifier	October 31, 2022	October 31, 2022	October 31, 2022	as of October 31, 2022
Revolving Line of Credit	6.91%	$1,693	$—	August 2025
La Mirada	6.14%	8,912	28	June 2024
Equipment Financing	2.35%	50	—	June 2028

As of October 31, 2022, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Except as described below, refer to Note 6 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about each of the above notes payable.

Revolving Line of Credit. Refer to Note 6 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding the Loan Agreement (the “Loan Agreement”) entered into between BOKF, NA dba Bank of Albuquerque (“BOKF”) and AMREP Southwest Inc. (“ASW”), a subsidiary of AMREP Corporation, in which BOKF agrees to lend up to $4,000,000 to ASW on a revolving line of credit basis for general corporate purposes. In August 2022, ASW and BOKF entered into the Third Modification Agreement to the Loan Agreement and ASW entered into the First Amended and Restated Revolving Line of Credit Promissory Note in favor of BOKF. These documents resulted in the following changes to the revolving line of credit financing facility: (a) the maximum amount available for borrowing increased by $1,750,000 to a new total maximum amount of $5,750,000, (b) the interest rate on borrowed amounts is equal to the one-month secured overnight financing rate as administered by the CME Group Benchmark Administration Limited plus a spread of 3.15%, adjusted monthly, and (c) the scheduled maturity date of the loan is August 15, 2025. ASW incurred customary costs and expenses and paid certain fees to BOKF in connection with this modification.

Equipment Financing. In June 2022, Rioscapes LLC (“Rioscapes”), a subsidiary of the Company, entered into a Loan Contract-Security Agreement with Deere & Company (“DC”). The loan is secured by a security interest in certain construction equipment. DC lent $50,000 to Rioscapes on a non-revolving line of credit basis to fund the acquisition of the construction equipment. ASW guaranteed Rioscapes’s obligations under the loan. The principal is payable monthly based on a 72-month amortization and the outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 2.35%. Rioscapes made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: Rioscapes’s failure to make principal, interest or other payments when due; the failure of Rioscapes to observe or perform its covenants under the loan documentation; the representations and warranties of Rioscapes being false; the insolvency or bankruptcy of Rioscapes or ASW; the merger by Rioscapes or ASW into another entity; and the sale by Rioscapes or ASW of substantially all of their assets. Upon the occurrence and during the continuance of an event of default, DC may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. Rioscapes incurred customary costs and expenses and paid certain fees to DC in connection with the loan.

As of October 31, 2022, the Company had (a) a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $1,323,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved for credit card usage. As of October 31, 2022, the Company had loan reserves outstanding under its note payable for La Mirada in the aggregate principal amount of $2,364,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. The amounts under the letter of credit and loan reserves are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled minimum principal repayments subsequent to October 31, 2022 (in thousands):

Fiscal Year	Scheduled Payments
2023	$4
2024	8
2025	212
Thereafter	28
Total	$252

(6)          REVENUES

Land sale revenues. Substantially all of the land sale revenues were received from four customers for each of the three and six months ended October 31, 2022 and three customers for each of the three and six months ended October 31, 2021. There were no outstanding receivables from these customers as of October 31, 2022 or October 31, 2021.

Building sales and other revenues. Building sales and other revenues consist of (in thousands):

	Three Months		Six Months
	ended October 31,		ended October 31,
	2022	2021	2022	2021
Sale of building	$—	$6,750	$—	$6,750
Oil and gas royalties	49	40	106	175
Miscellaneous other revenues	345	37	384	287
	$394	$6,827	$490	$7,212

The Company owned a 143,000 square foot warehouse and office facility located in Palm Coast, Florida during the three and six months ended October 31, 2021. Sale of building during the three and six months ended October 31, 2021 consists of the sale of this 143,000 square foot warehouse and office facility.

Refer to Note 7 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about the categories of building sales and other revenues. Miscellaneous other revenues for the three and six months ended October 31, 2022 primarily consist of proceeds from the retention of deposits for certain terminated customer contracts. Miscellaneous other revenues for the three and six months ended October 31, 2021 primarily consist of rent received from a tenant at a building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, a non-refundable option payment and proceeds from the sale of equipment.

Major customers:

●	There were four customers with revenues in excess of 10% of the Company’s revenues during the three months ended October 31, 2022. The revenues for each such customer during the three months ended October 31, 2022 were as follows: $4,400,000, $4,000,000, $2,000,000 and $1,900,000, with each of these revenues reported in the Company’s land development business segment.
●	There were three customers with revenues in excess of 10% of the Company’s revenues during the six months ended October 31, 2022. The revenues for each such customer during the six months ended October 31, 2022 were as follows: $4,400,000, $4,200,000 and $4,000,000, with each of these revenues reported in the Company’s land development business segment.
●	There were three customers with revenues in excess of 10% of the Company’s revenues during the three months ended October 31, 2021. The revenues for each such customer during the three months ended October 31, 2021 were as follows: $3,700,000, $2,400,000 and $1,700,000, with each of these revenues reported in the Company’s land development business segment.

●	There were three customers with revenues in excess of 10% of the Company’s revenues during the six months ended October 31, 2021. The revenues for each such customer during the six months ended October 31, 2021 were as follows: $6,700,000, $3,700,000 and $3,400,000, with each of these revenues reported in the Company’s land development business segment.

(7)          COST OF REVENUES

Land sale cost of revenues, net consist of (in thousands):

	Three Months ended		Six Months ended
	October 31,		October 31,
	2022	2021	2022	2021
Land sale cost of revenues	$9,155	$6,154	$12,986	$11,765
Less:
Public improvement district reimbursements	34	15	325	239
Private infrastructure covenant reimbursements	114	31	293	83
Payments for impact fee credits	535	78	589	323
Land sale cost of revenues, net	$8,472	$6,030	$11,779	$11,120

Building sales and other cost of revenues during the three and six months ended October 31, 2021 consist of the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida.

(8)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months ended October 31,		Six Months ended October 31,
	2022	2021	2022	2021
Land development	$642	$677	$1,249	$1,261
Homebuilding	274	212	531	399
Corporate	239	368	545	783
	$1,155	$1,257	$2,325	$2,443

(9)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded, net of tax, other comprehensive income of $77,000 and $67,000 during the three months ended October 31, 2022 and October 31, 2021 and $143,000 and $133,000 during the six months ended October 31, 2022 and October 31, 2021 to account for the net effect of changes to the pension liability. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three and six months ended October 31, 2022 or October 31, 2021.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”), including restricted common stock and an option to purchase shares of common stock granted thereunder. The summary of the restricted share award activity during the six months ended October 31, 2022 presented below represents the maximum number of shares that could become vested after these dates:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2022	21,500
Granted during the three months ended October 31, 2022	14,600
Vested during the three months ended October 31, 2022	(9,833)
Forfeited during the three months ended October 31, 2022	—
Non-vested as of October 31, 2022	26,267

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $51,000 and $31,000 during the three months ended October 31, 2022 and October 31, 2021 and $87,000 and $47,000 during the six months ended October 31, 2022 and October 31, 2021. As of October 31, 2022 and October 31, 2021, there was $182,000 and $137,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan that had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share. As of October 31, 2022, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $12,000 and $25,000 during the three and six months ended October 31, 2022. As of October 31, 2022, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. The option could be dilutive to earnings per share in the future.

Director compensation non-cash expense, which is recognized for the expected annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over the director’s service in office during the calendar year, was $23,000 and $22,000 during the three months ended October 31, 2022 and October 31, 2021 and $45,000 and $45,000 during the six months ended October 31, 2022 and October 31, 2021. As of October 31, 2022, there was $75,000 of accrued compensation expense related to the deferred stock units expected to be issued in December 2022. As of October 31, 2021, there was $75,000 of accrued compensation expense related to the deferred stock units issued in December 2021.

(10)          OTHER INCOME

There was no other income for the three and six months ended October 31, 2022. Other income for the three months ended October 31, 2021 consists of $30,000 received for a life insurance policy for a retired executive of the Company. Other income for the six months ended October 31, 2021 consists of $185,000 received in connection with a bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to a note payable and $30,000 received for a life insurance policy for a retired executive of the Company.

(11)         INCOME TAXES

During 2022, the Company expects to recognize a loss for tax purposes only related to worthless stock of Palm Coast Data Holdco, Inc. owned by the Company. Palm Coast Data Holdco, Inc. had previously been the owner of the Company’s fulfillment services business. The amount of the tax loss has not yet been determined.

(12)         RISKS AND UNCERTAINTIES

During the three and six months ended October 31, 2022, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2022 and has signaled it expects additional future interest rate increases, which has resulted in a significant increase in mortgage interest rates during 2022, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed additional pressure on overall housing affordability and have caused many potential home buyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has increased sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of 2022.

(13)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended October 31, 2022 (a)
Revenues	$13,737	$2,412	$—	$16,149
Net income (loss)	3,003	818	(200)	3,621
Capital expenditures	6	—	—	6

Three months ended October 31, 2021 (a)
Revenues	$8,621	$689	$6,802	$16,112
Net income (loss)	1,612	12	1,702	3,326
Capital expenditures	—	10	—	10

Six months ended October 31, 2022 (a)
Revenues	$19,904	$6,952	$—	$26,856
Net income (loss)	4,265	1,821	(553)	5,533
Capital expenditures	121	—	—	121
Total assets as of October 31, 2022	89,624	7,074	(514)	96,184

Six months ended October 31, 2021 (a)
Revenues	$16,561	$2,639	$6,898	$26,098
Net income (loss)	3,418	190	1,355	4,963
Capital expenditures	—	11	—	11
Total assets as of October 31, 2021	88,231	3,357	13,321	104,909
(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying unaudited condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. Unless the context otherwise indicates, all references to the Company in this quarterly report on Form 10-Q include the Company and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s unaudited condensed consolidated results of operations and financial condition. The information contained in this Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2022, which was filed with the Securities and Exchange Commission on July 21, 2022 (the “2022 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2023 and 2022 are to the fiscal years ending April 30, 2023 and 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2022 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2022 Form 10-K and in Note 1 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The preparation of those unaudited condensed consolidated financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2022 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2022 Form 10-K. The Company did not adopt any accounting policy in the six months ended October 31, 2022 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended October 31, 2022, the Company had net income of $3,621,000, or $0.68 per diluted share, compared to net income of $3,326,000, or $0.45 per diluted share, for the three months ended October 31, 2021. For the six months ended October 31, 2022, the Company had net income of $5,533,000, or $1.04 per diluted share, compared to net income of $4,963,000, or $0.67 per diluted share, for the six months ended October 31, 2021.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Land sale revenues	$12,849	$8,466	52%	$18,021	$15,656	15%
Home sale revenues	2,906	819	(a)	8,345	3,230	(a)
Building sales and other revenues	394	6,827	(a)	490	7,212	(a)
Total	$16,149	$16,112	—	$26,856	$26,098	3%

(a)	Percentage not meaningful.

During the three and six months ended October 31, 2022, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2022 and has signaled it expects additional future interest rate increases, which has resulted in a significant increase in mortgage interest rates during 2022, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed additional pressure on overall housing affordability and have caused many potential home buyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has increased sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of 2022.

●	Land sale revenues for the three months and six months ended October 31, 2022 were higher than the prior period by $4,383,000 and $2,365,000 primarily due to the availability of developed residential lots and the sale of commercial lots. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months ended October 31, 2022			Three Months ended October 31, 2021
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	16.8	$10,886	$648	14.6	$8,466	$580
Commercial	2.2	1,888	858	—	—	—
Total Developed	19.0	$12,774	$672	14.6	8,466	580
Undeveloped	3.5	75	21	—	—	—
Total	22.5	$12,849	$571	14.6	$8,466	$580

	Six Months ended October 31, 2022			Six Months ended October 31, 2021
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	26.7	$16,038	$601	33.3	$15,656	$470
Commercial	2.2	1,888	858	—	—	—
Total Developed	28.9	$17,926	$620	33.3	15,656	470
Undeveloped	6.4	95	15	—	—	—
Total	35.3	$18,021	$511	33.3	$15,656	$470

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars

The change in the average selling price per acre of developed residential land for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 and for the six months ended October 31, 2022 compared to the six months ended October 31, 2021 was primarily due to the location and mix of lots sold.

●	Home sale revenues for the three and six months ended October 31, 2022 were higher than the prior periods by $2,087,000 and $5,115,000 due to the growth of the Company’s homebuilding operations despite supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Homes sold	5	3	66%	16	11	45%
Average selling price	$581	$273	(a)	$522	$294	(a)

(a)	Percentage not meaningful.

As of October 31, 2022, the Company had 32 homes in production, including 12 homes under contract, which homes under contract represented $6,300,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

●	Building sales and other revenues for the three and six months ended October 31, 2022 were lower than the prior periods by $6,433,000 and $6,722,000. Building sales and other revenues consist of (dollars in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Sale of building	$—	$6,750	(a)	$—	$6,750	(a)
Oil and gas royalties	49	40	23%	106	175	(39)%
Miscellaneous other revenues	345	37	(a)	384	287	(37)%
Total	$394	$6,827		$490	$7,212

(a)	Percentage not meaningful.

Refer to Note 7 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about the categories of building sales and other revenues.

The Company owned a 143,000 square foot warehouse and office facility located in Palm Coast, Florida during the three and six months ended October 31, 2021. Sale of building during the three and six months ended October 31, 2021 consists of the sale of this 143,000 square foot warehouse and office facility.

Miscellaneous other revenues for the three and six months ended October 31, 2022 primarily consist of proceeds from the retention of deposits for certain terminated customer contracts. Miscellaneous other revenues for the three and six months ended October 31, 2021 primarily consist of rent received from a tenant at a building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, a non-refundable option payment and proceeds from the sale of equipment.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Land sale cost of revenues, net	$8,472	$6,030	40%	$11,779	$11,120	6%
Home sale cost of revenues	2,051	629	(a)	5,714	2,543	(a)
Building sales and other cost of revenues	—	3,837	(a)	—	3,837	(a)

(a)	Percentage not meaningful.
●	Land sale cost of revenues, net consist of (in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Land sale cost of revenues	$9,155	$6,154	49%	$12,986	$11,765	10%
Less:
Public improvement district reimbursements	34	15	(a)	325	239	36%
Private infrastructure covenant reimbursements	114	31	(a)	293	83	(a)
Payments for impact fee credits	535	78	(a)	589	323	82%
Land sale cost of revenues, net	$8,472	$6,030		$11,779	$11,120

(a)	Percentage not meaningful.

Land sale cost of revenues, net for the three and six months ended October 31, 2022 was higher than the prior periods by $2,442,000 and $659,000. Land sale gross margins were 34% and 35% for the three and six months ended October 31, 2022 compared to 29% for each of the three and six months ended October 31, 2021. If land sale cost of revenues was not reduced for amounts received from public improvement districts, private infrastructure covenants and payments for impact fee credits, land sale gross margins would have been 29% and 28% for the three and six months ended October 31, 2022 compared to 27%

and 25% for the three and six months ended October 31, 2021. The change in gross margin were primarily due to lower than estimated cost associated with certain completed projects and the location, size and mix of property sold. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related gross margin from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

●	Home sale cost of revenues for the three and six months ended October 31, 2022 were higher than the prior periods by $1,422,000 and $3,171,000 due to the location and amenities available in the communities. Home sale gross margins were 29% and 32% for the three and six months ended October 31, 2022 compared to 23% and 21% for the three and six months ended October 31, 2021. The increase in gross margin was primarily due to the location and mix of homes sold and to efficiencies gained during the expansion of the Company’s homebuilding operations.
●	Building sales and other cost of revenues during the three and six months ended October 31, 2021 consists of the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida.

General and Administrative Expenses. The following presents information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Three Months ended October 31,			Six Months ended October 31,
			% Increase			% Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Land development	$642	$677	(5)%	$1,249	$1,261	(1)%
Homebuilding	274	212	29%	531	399	33%
Corporate	239	368	(35)%	545	783	(30)%
Total	$1,155	$1,257	(8)%	$2,325	$2,443	(5)%

●	Land development general and administrative expenses for the three and six months ended October 31, 2022 were lower than the prior periods by $35,000 and $12,000 primarily due to a refund of certain property taxes. The Company did not record any non-cash impairment charges on real estate inventory or investment assets for the three and six months ended October 31, 2022 or October 31, 2021. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.
●	Homebuilding general and administrative expenses for the three and six months ended October 31, 2022 were higher than the prior periods by $62,000 and $132,000 primarily due to hiring additional employees.
●	Corporate general and administrative expenses for the three and six months ended October 31, 2022 were lower than the prior periods by $129,000 and $238,000 primarily due to a decline in depreciation as a result of building sales in prior periods and a decrease in office rent.

Interest income, net. Interest income, net for the six months ended October 31, 2022 was higher than the prior period by $5,000 primarily due to interest earned in connection with a refund of federal income taxes.

Other income. Refer to Note 10 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for detail regarding other income.

Provision for income taxes. The Company had a provision for income taxes of $850,000 and $1,511,000 for the three and six months ended October 31, 2022 compared to $1,065,000 and $1,453,000 for the three and six months ended October 31, 2021. The provision for income taxes correlated to the amount of income before income taxes during each period.

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

Cash Flow. The following presents information on the cash flows for the Company (dollars in thousands):

	Six Months Ended October 31,		% Increase
	2022	2021	(Decrease)
Net cash provided by (used in) operating activities	$(934)	$2,930	(a)
Net cash provided by (used in) investing activities	(121)	81	(a)
Net cash provided by (used in) financing activities	(1,778)	2,515	(a)
Increase (decrease) in cash, cash equivalents and restricted cash	$(2,833)	$5,526	(a)

(a)	Percentage not meaningful.

Operating Activities. Net cash provided by (used in) operating activities for the six months ended October 31, 2022 was lower than the prior period by $3,864,000 primarily due to the amount of change during each period in real estate inventory and investment assets, other assets, accounts payable and accrued expenses, taxes payable (receivable), net and the deferred income tax provision.

Investing Activities. Net cash provided by (used in) investing activities for the six months ended October 31, 2022 was lower than the prior period by $202,000 primarily due to the purchase of equipment.

Financing Activities. Net cash provided by (used in) financing activities for the six months ended October 31, 2022 was lower than the prior period by $4,293,000 primarily due to a reduction in proceeds from debt financing partially offset by a decrease in principal debt repayments. Notes payable decreased from $2,030,000 as of April 30, 2022 to $252,000 as of October 31, 2022 due to principal debt repayments. Refer to Note 5 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding each of the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain asset and liability levels (dollars in thousands):

	October 31,	April 30,	% Increase
	2022	2022	(Decrease)
Real estate inventory	$70,046	$67,249	4%
Investment assets	8,961	9,017	(1)%
Other assets	2,851	1,882	51%
Deferred income taxes, net	895	958	(7)%
Prepaid pension costs	543	90	(a)
Accounts payable and accrued expenses	5,511	6,077	(9)%
Taxes payable, net	1,394	3,648	(62)%

(a)	Percentage not meaningful.

●	Real estate inventory increased from April 30, 2022 to October 31, 2022 by $2,797,000. Real estate inventory consists of (dollars in thousands):

	October 31,	April 30,	% Increase
	2022	2022	(Decrease)
Land inventory in New Mexico	$60,032	$59,374	1%
Land inventory in Colorado	3,435	3,434	—%
Homebuilding model inventory	1,005	1,135	(11)%
Homebuilding construction in process	5,574	3,306	69%
	$70,046	$67,249

Land inventory in New Mexico increased from April 30, 2022 to October 31, 2022 by $658,000 primarily due to land development activity and the acquisition of land. Homebuilding model inventory decreased from April 30, 2022 to October 31, 2022 by $130,000 primarily due to the sale of homes partially offset by the completion of homes not yet sold. Homebuilding construction in process increased from April 30, 2022 to October 31, 2022 by $2,268,000 due to supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections causing construction cycle time to lengthen.

●	Investment assets decreased from April 30, 2022 to October 31, 2022 by $56,000. Investment assets consist of land held for long-term investment.
●	Other assets increased from April 30, 2022 to October 31, 2022 by $969,000 primarily due to prepaid expenses of a cash collateralized performance guaranty related to land development, stock compensation, insurance and real estate taxes.
●	Deferred income taxes, net decreased from April 30, 2022 to October 31, 2022 by $63,000 primarily due to the income tax effect of the decrease in pension liability. During 2022, the Company expects to recognize a loss for tax purposes only related to worthless stock of Palm Coast Data Holdco, Inc. owned by the Company. Palm Coast Data Holdco, Inc. had previously been the owner of the Company’s fulfillment services business. The amount of the tax loss has not yet been determined.
●	Accounts payable and accrued expenses decreased from April 30, 2022 to October 31, 2022 by $566,000 primarily due to the payment of invoices partially offset by an increase in customer deposits.
●	Taxes payable, net decreased from April 30, 2022 to October 31, 2022 by $2,254,000 due to the payment of taxes.
●	Prepaid pension costs of the Company’s frozen defined benefit pension plan increased from April 30, 2022 to October 31, 2022 by $453,000 primarily due to the funding levels of the plan. The Company recorded, net of tax, other comprehensive income of $77,000 and $143,000 for the three and six months ended October 31, 2022 and $67,000 and $133,000 for the three and six months ended October 31, 2021 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in the 2022 Form 10-K for a discussion of recently issued accounting pronouncements.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, homebuilding and capital expenditure needs, (2) the Company’s expected liquidity sources, (3) the availability and utilization of existing bank financing, (4) the market conditions impacting the land development and homebuilding industries, including possible future increases in benchmark interest rates by the Federal Reserve and demand for new homes and finished residential lots, (5) the future business conditions that may be experienced by the Company, including the pace of the Company’s housing starts and land development projects, (6) the backlog of homes under contract and in production and the dollar amount of expected sales revenues when such homes are closed, (7) the timing of recognizing unrecognized compensation expense related to shares of common stock (and option related thereto) issued under the AMREP Corporation 2016 Equity Compensation Plan, (8) the future issuance of deferred stock units to directors of the Company and (9) the timing and amount of the recognition of a loss for tax purposes only related to worthless stock of Palm Coast Data Holdco, Inc. owned by the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of October 31, 2022 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

The following disclosure would otherwise be filed on Form 8-K under Item 5.03:

On December 6, 2022, the Board of Directors of AMREP Corporation (the “Company”) amended the Bylaws of the Company effective as of December 7, 2022 to update the address of the Company’s registered agent in Oklahoma, to add provisions regarding virtual shareholder meetings, to add a new Section 11 to Article II of the Bylaws and to implement technical and administrative changes to the prior Bylaws. Section 11 provides advance notice and other procedural requirements for shareholder nominations of persons for the election of directors and for shareholder proposals of other business for shareholder action at meetings of the Company’s shareholders.

The foregoing description of the amendments to the Bylaws is a summary only and is qualified in all respects by the complete text of the Bylaws. A copy of the Bylaws is attached hereto as Exhibit 3.1 and a copy of the Bylaws marked to show the amendments discussed above is attached hereto as Exhibit 3.2.  Exhibits 3.1 and 3.2 attached hereto are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1	Bylaws, as amended.
3.2	Bylaws (marked), as amended.
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

Date: December 12, 2022	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Bylaws, as amended.
3.2	Bylaws (marked), as amended.
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