Form 10-Q
period 2023-01-31
AMREP CORP.
filed 2023-03-13
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 9, 2023 – 5,254,909.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	January 31,	April 30,
	2023	2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,403	$15,721
Real estate inventory	70,730	67,249
Investment assets	11,729	9,017
Other assets	2,944	1,882
Deferred income taxes, net	14,688	958
Prepaid pension costs	646	90
TOTAL ASSETS	$113,140	$94,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$4,815	$6,077
Notes payable	250	2,030
Taxes payable, net	694	3,648
TOTAL LIABILITIES	5,759	11,755

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,254,909 at January 31, 2023 and 5,240,309 at April 30, 2022	526	524
Capital contributed in excess of par value	32,673	32,383
Retained earnings	76,935	54,828
Accumulated other comprehensive loss, net	(2,753)	(4,573)
TOTAL SHAREHOLDERS’ EQUITY	107,381	83,162
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,140	$94,917

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months ended January 31, 2023 and 2022

(Amounts in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2023	2022	2023	2022
REVENUES:
Land sale revenues	$6,367	$5,879	$24,389	$21,535
Home sale revenues	2,639	3,376	10,984	6,606
Building sales and other revenues	111	136	602	7,263
Total revenues	9,117	9,391	35,975	35,404

COSTS AND EXPENSES:
Land sale cost of revenues, net	3,636	4,070	15,415	15,104
Home sale cost of revenues	2,047	2,623	7,762	5,167
Building sales and other cost of revenues	—	—	—	3,837
General and administrative expenses
Operations	1,573	1,540	3,898	3,983
Pension settlement	2,336	—	2,336	—
Total costs and expenses	9,592	8,233	29,411	28,091
Operating (loss) income	(475)	1,158	6,564	7,313

Interest income, net	—	—	6	1
Other income	1,803	—	1,803	260
Income before income taxes	1,328	1,158	8,373	7,574

(Benefit) provision for income taxes	(15,246)	248	(13,734)	1,701
Net income	$16,574	$910	$22,107	$5,873

Basic earnings per share	$3.14	$0.12	$4.19	$0.80
Diluted earnings per share	$3.12	$0.12	$4.17	$0.80
Weighted average number of common shares outstanding – basic	5,284	7,363	5,280	7,357
Weighted average number of common shares outstanding – diluted	5,310	7,385	5,304	7,380

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months ended January 31, 2023 and 2022

(Amounts in thousands)

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2023	2022	2023	2022
Net income	$16,574	$910	$22,107	$5,873
Other comprehensive income, net of tax:
Pension settlement expense	2,336	—	2,336	—
Income tax effect	(724)	—	(724)	—
Pension settlement expense, net of tax	1,612	—	1,612	—

Decrease in pension liability	94	98	301	293
Income tax effect	(29)	(31)	(93)	(93)
Decrease in pension liability, net of tax	65	67	208	200
Other comprehensive income	1,677	67	1,820	200
Total comprehensive income	$18,251	$977	$23,927	$6,073

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Nine Months ended January 31, 2023 and 2022

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, November 1, 2022	5,255	$526	$32,570	$60,361	$(4,430)	$89,027
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	16,574	—	16,574
Other comprehensive income	—	—	—	—	1,677	1,677
Balance, January 31, 2023	5,255	$526	$32,673	$76,935	$(2,753)	$107,381

Balance, November 1, 2021	7,336	$731	$45,221	$52,673	$(4,490)	$94,135
Reclassification of common stock settled from deferred common share units	—	2	(2)	—	—	—
Compensation related to issuance of option to purchase common stock	—	—	16	—	—	16
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	910	—	910
Other comprehensive income	—	—	—	—	67	67
Balance, January 31, 2022	7,336	$733	$45,325	$53,583	$(4,423)	$95,218

Balance, May 1, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$83,162
Compensation related to issuance of option to purchase common stock	—	—	38	—	—	38
Issuance of deferred common share units	—	—	90	—	—	90
Issuance of restricted common stock	15	2	162	—	—	164
Net income	—	—	—	22,107	—	22,107
Other comprehensive income	—	—	—	—	1,820	1,820
Balance, January 31, 2023	5,255	$526	$32,673	$76,935	$(2,753)	$107,381

Balance, May 1, 2021	7,323	$730	$45,072	$47,710	$(4,623)	$88,889
Reclassification of common stock settled from deferred common share units	—	2	(2)	—	—	—
Compensation related to issuance of option to purchase common stock	—	—	16	—	—	16
Issuance of deferred common share units	—	—	90	—	—	90
Issuance of restricted common stock	13	1	149	—	—	150
Net income	—	—	—	5,873	—	5,873
Other comprehensive income	—	—	—	—	200	200
Balance, January 31, 2022	7,336	$733	$45,325	$53,583	$(4,423)	$95,218

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months ended January 31, 2023 and 2022

(Amounts in thousands)

	Nine Months ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,107	$5,873
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	35	217
Amortization of debt issuance costs	—	71
Non-cash credits and charges:
Share-based compensation	198	178
Deferred income tax provision	(14,547)	1,771
Net periodic pension cost	(254)	(369)
Pension settlement expense	2,336	—
Gain on debt forgiveness	—	(45)
Changes in assets and liabilities:
Real estate inventory and investment assets	(6,193)	(5,608)
Other assets	(860)	(34)
Accounts payable and accrued expenses	(1,280)	(262)
Taxes payable, net	(2,955)	(379)
Net cash (used in) provided by operating activities	(1,413)	1,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	—	92
Capital expenditures of property and equipment	(124)	(1,259)
Net cash (used in) provided by investing activities	(124)	(1,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	50	6,857
Principal debt payments	(1,831)	(4,554)
Payments for debt issuance costs	—	(50)
Net cash (used in) provided by financing activities	(1,781)	2,253

(Decrease) increase in cash and cash equivalents	(3,318)	2,499
Cash and cash equivalents, beginning of period	15,721	24,801
Cash and cash equivalents, end of period	$12,403	$27,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$—	$3
Interest paid	$55	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended January 31, 2023 and 2022

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

The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2022, which was filed with the SEC on July 21, 2022 (the “2022 Form 10-K”). To better align with industry practice, the Company reclassified public improvement district reimbursements, private infrastructure covenant reimbursements and a portion of miscellaneous other revenues representing payment for impact fee credits within building sales and other revenues in the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2022 as a reduction to land sale cost of revenues in these unaudited condensed consolidated financial statements to conform to the current period presentation with no effect on net income or shareholders’ equity.

Summary of Significant Accounting Policies

The significant accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the 2022 Form 10-K, except as follows:

●	Land sale cost of revenues, net includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs associated with the entire project. Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete. The allocation of costs is based on the estimated relative sales value of the individual parcels of land being sold to the total expected sales value for the unsold parcels of land in the applicable portion of the subdivision. Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates. Amounts received from public improvement districts, private infrastructure covenants and payments for impact fee credits reduce the amount of land sale cost of revenues.
●	The Company offers homeowners a comprehensive third-party warranty on each home. Homes are generally covered by a ten-year warranty for qualified and defined structural defects, one year for defects and products used, and two years for electrical, plumbing, heating, ventilation and air conditioning parts and labor. Estimates of the Company’s exposure to warranty claims are included within accrued expenses at the time home sale revenues are recognized.

New Accounting Pronouncements

There are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its unaudited condensed consolidated financial statements.

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	January 31,	April 30,
	2023	2022
Land held for development or sale in New Mexico	$61,403	$59,374
Land held for development or sale in Colorado	3,441	3,434
Homebuilding model inventory	3,138	1,135
Homebuilding construction in process	2,748	3,306
	$70,730	$67,249

(3)          INVESTMENT ASSETS

Investment assets consist of (in thousands):

	January 31,	April 30,
	2023	2022
Land held for long-term investment	$8,962	$9,017
Owned real estate leased or intended to be leased	2,767	—
	$11,729	$9,017

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business.

Owned real estate leased or intended to be leased represents homes and buildings leased or intended to be leased to third parties. As of January 31, 2023, four homes are leased to residential tenants and two buildings under construction have been leased to commercial tenants.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	January 31,	April 30,
	2023	2022
Prepaid expenses	$1,285	$366
Miscellaneous assets	302	249
Property	1,250	1,247
Equipment	361	240
Less accumulated depreciation	(254)	(220)
Property and equipment, net	1,357	1,267
	$2,944	$1,882

Prepaid expenses as of January 31, 2023 primarily consist of a land development cash collateralized performance guaranty, stock compensation, insurance and real estate taxes. Prepaid expenses as of April 30, 2022 primarily consist of insurance, stock compensation, real estate taxes and utility deposits. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $6,000 and $8,000 for the three months ended January 31, 2023 and January 31, 2022 and $18,000 and $46,000 for the nine months ended January 31, 2023 and January 31, 2022. Depreciation expense associated with property and equipment was $12,000 and $14,000 for the three months ended January 31, 2023 and January 31, 2022 and $33,000 and $17,000 for the nine months ended January 31, 2023 and January 31, 2022.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	January 31,	April 30,
	2023	2022
Land development and homebuilding operations
Accrued expenses	$1,039	$1,238
Trade payables	1,744	3,026
Customer deposits	1,511	1,357
	4,294	5,621
Corporate operations	521	456
	$4,815	$6,077

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable during the nine months ended January 31, 2023 (dollars in thousands):

		Principal Amount
		Available for	Outstanding
		New Borrowings	Principal Amount
		January 31,	January 31,	April 30,
Loan Identifier	Lender	2023	2023	2022
Revolving Line of Credit	BOKF	$4,177	$—	$—
La Mirada	BOKF	1,877	204	2,030
Equipment Financing	DC	—	46	—
			$250	$2,030

(data as of January 31, 2023)		Mortgaged Property
Loan Identifier	Interest Rate	Book Value	Scheduled Maturity
Revolving Line of Credit	7.72%	$1,693	August 2025
La Mirada	7.72%	9,937	June 2024
Equipment Financing	2.35%	45	June 2028

(data for periods ended January 31, 2023)	Principal Repayments		Capitalized Interest and Fees
Loan Identifier	Three Months	Nine Months	Three Months	Nine Months
Revolving Line of Credit	$—	$—	$—	$—
La Mirada	—	5,294	11	55
Equipment Financing	2	5	—	—
	$2	$5,299	$11	$55

As of January 31, 2023, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Except as described below, refer to Note 6 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about each of the above notes payable.

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

As of January 31, 2023, the Company had (a) a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $1,323,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. As of January 31, 2023, the Company had loan reserves outstanding under its note payable for La Mirada in the aggregate principal amount of $2,364,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. The amounts under the letter of credit and loan reserves are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled minimum principal repayments subsequent to January 31, 2023 (in thousands):

Fiscal Year	Scheduled Payments
2023	$2
2024	8
2025	212
Thereafter	28
Total	$250

(7)          REVENUES

Land sale revenues. Substantially all of the land sale revenues were received from two customers and three customers for the three and nine months ended January 31, 2023 and two customers and three customers for the three and nine months ended January 31, 2022. There were no outstanding receivables from these customers as of January 31, 2023 or January 31, 2022.

Building sales and other revenues. Building sales and other revenues consist of (in thousands):

	Three Months		Nine Months
	ended January 31,		ended January 31,
	2023	2022	2023	2022
Sale of building	$—	$—	$—	$6,750
Oil and gas royalties	34	48	140	223
Miscellaneous other revenues	77	88	462	290
	$111	$136	$602	$7,263

Refer to Note 7 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about the categories of building sales and other revenues.

The Company owned a 143,000 square foot warehouse and office facility located in Palm Coast, Florida during the nine months ended January 31, 2022. Sale of building during the nine months ended January 31, 2022 consists of the sale of this 143,000 square foot warehouse and office facility.

Miscellaneous other revenues for the three and nine months ended January 31, 2023 primarily consist of extension fees for purchase contracts and residential rental revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2022 primarily consist of rent received from a tenant at a building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, a non-refundable option payment and proceeds from the sale of equipment.

Major customers:

●	There were two customers with revenues in excess of 10% of the Company’s revenues during the three months ended January 31, 2023. The revenues for each such customer during the three months ended January 31, 2023 were as follows: $1,025,000 and $3,778,000, with each of these revenues reported in the Company’s land development business segment.
●	There were three customers with revenues in excess of 10% of the Company’s revenues during the nine months ended January 31, 2023. The revenues for each such customer during the nine months ended January 31, 2023 were as follows: $4,369,000, $5,246,000 and $7,763,000, with each of these revenues reported in the Company’s land development business segment.
●	There were two customers with revenues in excess of 10% of the Company’s revenues during the three months ended January 31, 2022. The revenues for each such customer during the three months ended January 31, 2022 were as follows: $1,458,000 and $4,068,000, with each of these revenues reported in the Company’s land development business segment.
●	There were three customers with revenues in excess of 10% of the Company’s revenues during the nine months ended January 31, 2022. The revenues for each such customer during the nine months ended January 31, 2022 were as follows: $3,699,000, $4,844,000 and $10,754,000, with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consist of (in thousands):

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2023	2022	2023	2022
Land sale cost of revenues	$4,330	$4,495	$17,317	$16,259
Less:
Public improvement district reimbursements	366	291	691	615
Private infrastructure covenant reimbursements	228	48	522	131
Payments for impact fee credits	100	86	689	409
Land sale cost of revenues, net	$3,636	$4,070	$15,415	$15,104

Building sales and other cost of revenues during the nine months ended January 31, 2022 consist of the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months ended January 31,		Nine Months ended January 31,
	2023	2022	2023	2022
Operations
Land development	$907	$1,098	$2,156	$2,359
Homebuilding	264	222	795	621
Corporate	402	220	947	1,003
Pension settlement	2,336	—	2,336	—
	$3,909	$1,540	$6,234	$3,983

(10)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded, net of tax, other comprehensive income of $65,000 and $67,000 during the three months ended January 31, 2023 and January 31, 2022 and $208,000 and $200,000 during the nine months ended January 31, 2023 and January 31, 2022 to account for the net effect of changes to the pension liability. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan during the three and nine months ended January 31, 2023 or January 31, 2022. The Company recognized a non-cash pre-tax pension settlement expense of $2,336,000 during the three and nine months ended January 31, 2023 due to the Company’s defined benefit pension plan paying an aggregate of $4,653,000 in lump sum payouts of pension benefits to 96 former employees.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”), including restricted common stock and an option to purchase shares of common stock granted thereunder. The summary of the restricted share award activity during the nine months ended January 31, 2023 presented below represents the maximum number of shares that could become vested after these dates:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2022	21,500
Granted during the nine months ended January 31, 2023	14,600
Vested during the nine months ended January 31, 2023	(9,833)
Forfeited during the nine months ended January 31, 2023	—
Non-vested as of January 31, 2023	26,267

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $39,000 and $25,000 during the three months ended January 31, 2023 and January 31, 2022 and $101,000 and $72,000 during the nine months ended January 31, 2023 and January 31, 2022. As of January 31, 2023 and January 31, 2022, there was $143,000 and $111,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan that had not vested as of those dates, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share. As of January 31, 2023, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $13,000 and $38,000 during the three and nine months ended January 31, 2023 and $16,000 during each of the three and nine months ended January 31, 2022. As of January 31, 2023, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. The option could be dilutive to earnings per share in the future.

Director compensation non-cash expense, which is recognized for the expected annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over the director’s service in office during the calendar year, was $23,000 during each of the three months ended January 31, 2023 and January 31, 2022 and $68,000 during each of the nine months ended January 31, 2023 and January 31, 2022. As of January 31, 2023, there was $8,000 of accrued compensation expense related to the deferred stock units expected to be issued in December 2023. As of January 31, 2022, there was $8,000 of accrued compensation expense related to the deferred stock units issued in December 2022.

(11)          OTHER INCOME

Other income during the three and nine months ended January 31, 2023 consists of $1,803,000 in connection with the sale of all of the Company’s minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado. There was no other income for the three months ended January 31, 2022. Other income during the nine months ended January 31, 2022 consists of $185,000 received in connection with a bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to a note payable and $30,000 received for a life insurance policy for a retired executive of the Company.

(12)         INCOME TAXES

Palm Coast Data Holdco, Inc., a subsidiary of the Company, had previously been the owner of the Company’s fulfillment services business. During the three months ended January 31, 2023, the Company converted Palm Coast Data Holdco, Inc. to a limited liability company and made an election to treat the limited liability company as a disregarded entity for U.S. federal income tax purposes. This resulted in a worthless stock deduction for tax purposes. As a result of the worthless stock deduction, the Company incurred an operating tax loss of $62,180,000, yielding an income tax benefit of $13,058,000 for U.S. federal corporate income taxes and an income tax benefit of $3,013,000 for New Mexico state corporate income taxes. The Company expects its operations to generate sufficient taxable income to fully utilize the tax benefit of this tax loss. The full tax benefit expected from the Company’s worthless stock deduction was accrued during the three months ended January 31, 2023 and reflected as a reduction to the Company’s (benefit) provision for income taxes and an increase in deferred income taxes, net without any valuation allowance.

The Company did not provide a valuation allowance against deferred tax assets, net with respect to the worthless stock deduction due to the Company’s belief that it is more likely than not based upon the available evidence that such deferred tax assets will be realized. In making this determination, the Company projected its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of such deferred tax assets. While the Company believes that it has utilized a reasonable method to make this valuation allowance determination, should factors and conditions differ materially from those used by the Company in making such determination (including if the Company does not generate sufficient future taxable income to fully utilize the tax benefit of the tax loss included in deferred income taxes, net), the actual realization of deferred tax assets could differ materially from the reported amounts.

This tax loss may be subject to audit and possible adjustment by the U.S. Internal Revenue Service (“IRS”), which could result in a reversal of none, part or all of the income tax benefit or could result in a benefit higher than the amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, the Company may have to pay additional cash income taxes, which could adversely affect the Company’s results of operations, financial condition and cash flows. The Company cannot guarantee what the ultimate outcome or amount of the tax benefit the Company will receive, if any. Under federal income tax law, net operating losses have an unlimited carryforward period and the deductibility of such federal net operating losses is limited to 80% of taxable income in any year during the carryforward period.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company experiences an “ownership change.” A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. It is possible that any future ownership changes could have a material effect on the use of the Company’s net operating loss carryforwards or other tax attributes.

(13)         RISKS AND UNCERTAINTIES

During the three and nine months ended January 31, 2023, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2023 and has signaled it expects additional future interest rate increases, which has resulted in a significant increase in mortgage interest rates during 2023, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed additional pressure on overall housing affordability and have caused many potential home buyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has increased sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process, opportunistically leased completed homes and slowed the pace of housing starts and land development projects.

(14)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended January 31, 2023 (a)
Revenues	$6,829	$2,288	$—	$9,117
Net income	5,131	351	11,092	16,574
Capital expenditures	—	3	—	3

Three months ended January 31, 2022 (a)
Revenues	$6,593	$2,798	$—	$9,391
Net income (loss)	770	366	(226)	910
Capital expenditures	—	4	—	4

Nine months ended January 31, 2023 (a)
Revenues	$26,735	$9,240	$—	$35,975
Net income	9,396	2,171	10,540	22,107
Capital expenditures	117	7	—	124
Total assets as of January 31, 2023	$91,883	$8,542	$12,715	$113,140

Nine months ended January 31, 2022 (a)
Revenues	$23,097	$5,409	$6,898	$35,404
Net income	4,187	556	1,130	5,873
Capital expenditures	1	15	—	16
Total assets as of January 31, 2022	87,205	5,491	12,444	105,140
(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying unaudited condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

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

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2022 Form 10-K. The Company did not adopt any accounting policy in the nine months ended January 31, 2023 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended January 31, 2023, the Company had net income of $16,574,000, or $3.12 per diluted share, compared to net income of $910,000, or $0.12 per diluted share, for the three months ended January 31, 2022. For the nine months ended January 31, 2023, the Company had net income of $22,107,000, or $4.17 per diluted share, compared to net income of $5,873,000, or $0.80 per diluted share, for the nine months ended January 31, 2022. As discussed in more detail below, during the three months ended January 31, 2023, the Company recognized a non-cash pre-tax pension settlement expense of $2,336,000 as a result of its defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and a non-cash income tax benefit of $16,071,000 as a result of a worthless stock deduction related to its former fulfillment services business.

During the three and nine months ended January 31, 2023, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which have caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2023 and has signaled it expects additional future interest rate increases, which has resulted in a significant increase in mortgage interest rates during 2023, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed additional pressure on overall housing affordability and have caused many potential home buyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has increased sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of calendar year 2023.

Revenues. The following presents information on revenues for the Company’s operations (dollars in thousands):

	Three Months ended January 31,
	2023	2022	Increase (decrease)
Land sale revenues	$6,367	$5,879	$488	8%
Home sale revenues	2,639	3,376	(737)	(22)%
Building sales and other revenues	111	136	(25)	(18)%
Total	$9,117	$9,391	(274)	(3)%

	Nine Months ended January 31,
	2023	2022	Increase (decrease)
Land sale revenues	$24,389	$21,535	$2,854	13%
Home sale revenues	10,984	6,606	4,378	66%
Building sales and other revenues	602	7,263	(6,661)	(92)%
Total	$35,975	$35,404	571	2%

●	The change in land sale revenues for the three and nine months ended January 31, 2023 compared to the prior periods was primarily due to the availability of developed residential lots and the sale of commercial lots. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months ended January 31, 2023			Three Months ended January 31, 2022
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	9.5	$6,357	$668	11.4	$5,879	$516
Commercial	—	—	—	—	—	—
Total Developed	9.5	$6,357	$668	11.4	$5,879	$516
Undeveloped	2.0	10	5	—	—	—
Total	11.5	$6,367	$553	11.4	$5,879	$516

	Nine Months ended January 31, 2023			Nine Months ended January 31, 2022
	Acres Sold	Revenue	Revenue Per Acre[1]	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	36.3	$22,396	$617	44.7	$21,535	$482
Commercial	2.2	1,888	870	—	—	—
Total Developed	38.5	$24,284	$631	44.7	$21,535	$482
Undeveloped	8.4	105	13	—	—	—
Total	46.9	$24,389	$520	44.7	$21,535	$482

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars

The change in the average selling price per acre of developed residential land for the three and nine months ended January 31, 2023 compared to the prior periods was primarily due to the location and mix of lots sold.

●	The change in home sale revenues for the three months ended January 31, 2023 compared to the prior period was primarily due to a decrease in the number of homes sold as a result of decreases in demand (including from the affordability challenges described above), supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections offset in part by an increase in average selling prices. The change in home sale revenues for the nine months ended January 31, 2023 compared to the prior period was primarily due to an increase in average selling prices and the growth of the Company’s homebuilding operations offset in part by supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months ended January 31,		Nine Months ended January 31,

	2023	2022	2023	2022
Homes sold	5	11	21	22
Average selling price	$549	$307	$528	$300

As of January 31, 2023, the Company had 25 homes in production, including 12 homes under contract, which homes under contract represented $6,300,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

●	Building sales and other revenues consist of (in thousands):

	Three Months ended January 31,		Nine Months ended January 31,
	2023	2022	2023	2022
Sale of building	$—	$—	$—	$6,750
Oil and gas royalties	34	49	140	223
Miscellaneous other revenues	77	88	462	290
Total	$111	$136	$602	$7,263

Refer to Note 7 to the consolidated financial statements contained in the 2022 Form 10-K for additional detail about the categories of building sales and other revenues.

The Company owned a 143,000 square foot warehouse and office facility located in Palm Coast, Florida during the nine months ended January 31, 2022. Sale of building during the nine months ended January 31, 2022 consists of the sale of this 143,000 square foot warehouse and office facility.

Miscellaneous other revenues for the three and nine months ended January 31, 2023 primarily consist of extension fees for purchase contracts and residential rental revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2022 primarily consist of rent received from a tenant at a building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, a non-refundable option payment and proceeds from the sale of equipment.

Cost of Revenues. The following presents information on cost of revenues for the Company’s operations (dollars in thousands):

	Three Months ended January 31,
	2023	2022	Increase (decrease)
Land sale cost of revenues, net	$3,636	$4,070	$(434)	(11)%
Home sale cost of revenues	2,047	2,623	(576)	(22)%
Building sales and other cost of revenues	—	—	—	—
Total	$5,683	$6,693	(1,010)	(15)%

	Nine Months ended January 31,
	2023	2022	Increase (decrease)
Land sale cost of revenues, net	$15,415	$15,104	$311	2%
Home sale cost of revenues	7,762	5,167	2,595	50%
Building sales and other cost of revenues	—	3,837	(3,837)	(a)
Total	$23,177	$24,108	(931)	(4)%

(a)	Percentage not meaningful.
●	Land sale cost of revenues, net consist of (in thousands):

	Three Months ended January 31,		Nine Months ended January 31,
	2023	2022	2023	2022
Land sale cost of revenues	$4,330	$4,495	$17,317	$16,259
Less:
Public improvement district reimbursements	366	291	691	615
Private infrastructure covenant reimbursements	228	48	522	131
Payments for impact fee credits	100	86	689	409
Land sale cost of revenues, net	$3,636	$4,070	$15,415	$15,104

Land sale gross margins were 43% and 37% for the three and nine months ended January 31, 2023 compared to 30% for each of the three and nine months ended January 31, 2022. The changes in gross margin were primarily due to lower than estimated costs associated with certain completed projects and the location, size and mix of property sold. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related gross margin from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

●	The change in home sale cost of revenues for the three and nine months ended January 31, 2023 compared to the prior periods was primarily due to the location and amenities available in the communities. Home sale gross margins were 22% and 29% for the three and nine months ended January 31, 2023 compared to 22% for each of the three and nine months ended January 31, 2022. The increase in gross margin was primarily due to the location and mix of homes sold and to efficiencies gained during the expansion of the Company’s homebuilding operations.
●	Building sales and other cost of revenues during the nine months ended January 31, 2022 consists of the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida.

General and Administrative Expenses. The following presents information on general and administrative expenses for the Company’s operations (dollars in thousands):

	Three Months ended January 31,
	2023	2022	Increase (decrease)
Operations
Land development	$907	$1,098	$(191)	(17)%
Homebuilding	264	222	42	19%
Corporate	402	220	182	83%
Total	1,573	1,540	33	2%
Pension settlement	2,336	—	—	(a)

	Nine Months ended January 31,
	2023	2022	Increase (decrease)
Operations
Land development	$2,156	$2,359	$(203)	(9)%
Homebuilding	795	621	175	28%
Corporate	947	1,003	(56)	(6)%
Total	3,898	3,983	(85)	(2)%
Pension settlement	2,336	—	—	(a)

(a)	Percentage not meaningful.

●	The change in land development general and administrative expenses for the three and nine months ended January 31, 2023 compared to the prior periods was primarily due to a refund of certain property taxes. The Company did not record any non-cash impairment charges on real estate inventory or investment assets for the three and nine months ended January 31, 2023 or January 31, 2022. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.
●	The change in homebuilding general and administrative expenses for the three and nine months ended January 31, 2023 compared to the prior periods was primarily due to hiring additional employees.
●	The change in corporate general and administrative expenses for the three months ended January 31, 2023 compared to the prior period was primarily due to increases in pension benefit expenses. The change in corporate general and administrative expenses for the nine months ended January 31, 2023 compared to the prior period was primarily due to decreases in office rent and expenses and depreciation.
●	The pension settlement expense was a result of the Company’s defined benefit pension plan paying an aggregate of $4,653,000 in lump sum payouts of pension benefits to 96 former employees. No such pension settlement expense was incurred in the same periods of 2022.

Interest income, net. Interest income, net for the nine months ended January 31, 2023 was higher than the prior period by $6,000 primarily due to interest earned in connection with a refund of federal income taxes.

Other income. Refer to Note 11 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for detail regarding other income.

Provision for income taxes. The Company had a benefit for income taxes of $15,246,000 and $13,734,000 for the three and nine months ended January 31, 2023 compared to a provision for income taxes of $248,000 and $1,701,000 for the three and nine months ended January 31, 2022. The benefit for income taxes for the three and nine months ended January 31, 2023 was primarily due to the income tax benefit related to the Company’s worthless stock deduction offset in part by income taxes for the amount of income before income taxes during each period. The provision for income taxes for the three and nine months ended January 31, 2022 correlated to the amount of income before income taxes during each period. Refer to Note 12 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for detail regarding the Company’s worthless stock deduction.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $12,403,000 and $15,721,000 as of January 31, 2023 and April 30, 2022. AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on its available cash and on cash from subsidiaries to pay expenses and fund operations. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the real estate industry and the economy generally.

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

Cash Flow. The following presents information on the cash flows for the Company (dollars in thousands):

	Nine Months Ended January 31,
	2023	2022	Increase (decrease)
Net cash provided by (used in) operating activities	$(1,413)	$1,413	$(2,826)	(a)
Net cash provided by (used in) investing activities	(124)	(1,167)	1,043	89%
Net cash provided by (used in) financing activities	(1,781)	2,253	(4,034)	(a)
Increase (decrease) in cash and cash equivalents	$(3,318)	$2,499	(5,817)	(a)

(a)	Percentage not meaningful.

Operating Activities. The net cash used in operating activities for the nine months ended January 31, 2023 was primarily due to an increase in real estate inventory and investment assets and other assets and a reduction in accounts payable and accrued expenses and taxes payable offset in part by cash generated from business operations. The net cash provided by operating activities for the nine months ended January 31, 2022 was primarily due to cash generated from business operations offset in part by an increase in real estate inventory and investment assets and other assets and a reduction in accounts payable and accrued expenses and taxes payable.

Investing Activities. The net cash used in investing activities for each of the nine months ended January 31, 2023 and January 31, 2022 was primarily due to an increase in capital expenditures of property and equipment.

Financing Activities. The net cash used in financing activities for the nine months ended January 31, 2023 was primarily due to principal debt repayments. The net cash provided by financing activities for the nine months ended January 31, 2022 was primarily due to proceeds from debt financing offset in part by principal debt repayments. Notes payable decreased from $2,030,000 as of April 30, 2022 to $250,000 as of January 31, 2023 due to principal debt repayments. Refer to Note 6 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2022 Form 10-K for detail regarding each of the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain asset and liability levels (dollars in thousands):

	January 31,	April 30,
	2023	2022	Increase (decrease)
Real estate inventory	$70,730	$67,249	$3,481	5%
Investment assets	11,729	9,017	2,712	30%
Other assets	2,944	1,882	1,062	56%
Deferred income taxes, net	14,688	958	13,730	(a)
Prepaid pension costs	646	90	556	(a)
Accounts payable and accrued expenses	4,815	6,077	(1,262)	(21)%
Taxes payable, net	694	3,648	(2,954)	(81)%

(a)	Percentage not meaningful.

●	Real estate inventory consists of (in thousands):

	January 31,	April 30,
	2023	2022	Increase (decrease)
Land inventory in New Mexico	$61,403	$59,374	$2,029	3%
Land inventory in Colorado	3,441	3,434	7	—
Homebuilding model inventory	3,138	1,135	2,003	(a)
Homebuilding construction in process	2,748	3,306	(558)	(17)%
	$70,730	$67,249

(a)	Percentage not meaningful.

From April 30, 2022 to January 31, 2023, the change in land inventory in New Mexico was primarily due to land development activity and the acquisition and sale of land, the change in homebuilding model inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections causing construction cycle time to lengthen.

●	Investment assets consist of (in thousands):

	January 31,	April 30,
	2023	2022	Increase (decrease)
Land held for long-term investment	$8,962	$9,017	$(55)	(1)%
Owned real estate leased or intended to be leased	2,767	—	2,767	(a)
	$11,729	$9,017

(a)	Percentage not meaningful.

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business. Owned real estate leased or intended to be leased represents homes and buildings leased or intended to be leased to third parties. As of January 31, 2023, four homes are leased to residential tenants and two buildings under construction have been leased to commercial tenants. Given the impact on demand as a result of affordability challenges described in Note 13 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q, the Company has opportunistically leased completed homes.

●	From April 30, 2022 to January 31, 2023:
●	The change in other assets was primarily due to an increase in prepaid expenses related to a land development cash collateralized performance guaranty and stock compensation.
●	The change in deferred income taxes, net was primarily due to the income tax effect of the Company’s worthless stock deduction offset in part by the income tax effect of the pension settlement expense related to lump sum payouts of pension benefits. Refer to Note 12 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for detail regarding the Company’s worthless stock deduction and refer to Note 10 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for detail regarding the pension settlement expense.
●	The change in accounts payable and accrued expenses was primarily due to the payment of invoices offset in part by an increase in customer deposits.
●	The change in taxes payable, net was primarily due to the payment of taxes offset by the elimination of the current year tax provision.
●	The change in prepaid pension costs was primarily due to the funding levels of the Company’s frozen defined benefit pension plan. The Company recorded, net of tax, other comprehensive income of $65,000 and $208,000 for the three and nine months ended January 31, 2023 and $67,000 and $200,000 for the three and nine months ended January 31, 2022 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, homebuilding and capital expenditure needs, (2) the Company’s expected liquidity sources, (3) the availability and utilization of existing bank financing, (4) the market conditions impacting the land development and homebuilding industries, including possible future increases in benchmark interest rates by the Federal Reserve and demand for new homes and finished residential lots, (5) the future business conditions that may be experienced by the Company, including the pace of the Company’s housing starts and land development projects, (6) the backlog of homes under contract and in production and the dollar amount of expected sales revenues when such homes are closed, (7) homes and buildings leased or intended to be leased to third parties, (8) estimates of the Company's exposure to warranty claims, estimates of the cost to complete of common land development costs and the estimated relative sales value of individual parcels of land in connection with the allocation of common land development costs, (9) the timing of recognizing unrecognized compensation expense related to shares of common stock (and option related thereto) issued under the AMREP Corporation 2016 Equity Compensation Plan, (10) the future issuance of deferred stock units to directors of the Company, (11) the timing and amount of the recognition of a loss for tax purposes only related to worthless stock of Palm Coast Data Holdco, Inc. owned by the Company and (12) projections of future earnings for the future recoverability of deferred tax assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of January 31, 2023 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3.1	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed December 12, 2022)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2023	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed December 12, 2022)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)