Form 10-K
period 2023-04-30
AMREP CORP.
filed 2023-07-25
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 31, 2022, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $46,091,272. Such aggregate market value was computed by reference to the closing sale price of the registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 10, 2023, there were 5,254,909 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

All references to the Company in this annual report on Form 10-K include the Registrant and its subsidiaries. Many of the amounts and percentages presented in this annual report on Form 10-K have been rounded for convenience of presentation. All references in this annual report on Form 10-K to 2023 and 2022 mean the Company’s fiscal years ended April 30, 2023 and 2022, unless the context otherwise indicates.

PART I

Item 1.          Business

AMREP Corporation was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. The Company conducts a substantial portion of its business in Rio Rancho, New Mexico (“Rio Rancho”) and certain adjoining areas of Sandoval County, New Mexico. Rio Rancho is the third largest city in New Mexico with a population of approximately 108,000.

Land Development

As of April 30, 2023, the Company owned approximately 17,000 acres in Sandoval County, New Mexico. The Company offers for sale both developed and undeveloped real property to national, regional and local homebuilders, commercial and industrial property developers and others. Activities conducted or arranged by the Company include land and site planning, obtaining governmental and environmental approvals (“entitlements”), installing utilities and storm drains, ensuring the availability of water service, building or improving roads necessary for land development and constructing community amenities. The Company develops both residential lots and sites for commercial and industrial use as demand warrants. Engineering work is performed by both the Company’s employees and outside firms, but development work is generally performed by outside contractors. The Company also provides limited landscaping services, generally servicing homebuilders and homeowners’ associations.

The Company markets land for sale or lease both directly and through brokers. With respect to residential development, the Company generally focuses its sales efforts on a limited number of homebuilders, with 95% of 2023 developed residential land sale revenues having been made to four homebuilders. The number of new construction single-family residential starts in Rio Rancho by the Company, the Company’s customers and other builders was 585 in 2023 and 876 in 2022. The development of residential, commercial and industrial properties requires, among other things, financing or other sources of funding, which may not be available.

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

The following table presents information on the large land development projects of the Company in New Mexico as of April 30, 2023:

	Developed[1]		Under Development[2]
		Commercial		Commercial
	Residential	/ Industrial	Residential	/ Industrial	Undeveloped[3]
	Lots	Acres	Acres	Acres	Acres
Lomas Encantadas	103	—	198	6	—
Hawk Site	89	—	103	129	—
Hawk Adjacent	—	—	44	—	—
Enchanted Hills/ Commerce Center	—	29	—	—	—
Papillon	—	—	—	—	308
Paseo Gateway	—	—	—	—	290
La Mirada	—	—	7	2	—

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

The following table presents information on certain small residential land development projects of the Company in New Mexico as of April 30, 2023:

	Developed[1]	Under Development[2]
	Lots	Acres	Location
Lavender Fields	15	—	Bernalillo County, New Mexico
Vista Entrada	6	—	Eastern section of Unit 20 in Rio Rancho
Tierra Contenta	30	—	Santa Fe, New Mexico
GeoPark	—	8	Santa Fe, New Mexico
Northern Meadows J-1	—	3	Southern section of Unit 22 in Rio Rancho

In addition to the property listed in the tables above, as of April 30, 2023, the Company held undeveloped property in Sandoval County, New Mexico of approximately 16,000 acres in high contiguous ownership areas and low contiguous ownership areas. High contiguous ownership areas may be suitable for special assessment districts or city redevelopment areas that may allow for development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups.

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

Impact fees are charges or assessments payable by homebuilders to local governing authorities in order to generate revenue for funding or recouping the costs of capital improvements or facility expansions necessitated by and attributable to the new development. The Company receives credits, allowances and offsets applicable to impact fees in connection with certain off-site costs incurred by the Company in developing subdivisions, which the Company generally sells to homebuilders.

Commercial Property. Out of the eight commercial lots in the La Mirada subdivision, the Company sold four of the commercial lots in 2023 and two of the commercial lots in 2022. As of April 30, 2023, the Company is in the process of constructing a 2,800 square foot single tenant building on a commercial lot in the La Mirada subdivision and a 2,800 square foot single tenant building on a commercial lot in Unit 10 in Rio Rancho. In 2022, the Company also sold approximately 1.8 acres of commercial property in the Enchanted Hills/Commerce Center subdivision.

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

Homebuilding

In fiscal year 2020, the Company commenced operations in New Mexico of its internal homebuilder, Amreston Homes. The Company offers a variety of home floor plans and elevations at different prices and with varying levels of options and amenities to meet the needs of homebuyers. The Company focuses on selling single-family detached and attached homes. The Company selects locations for homebuilding based on available land inventory and completion of a feasibility study. The Company utilizes internal and external sales brokers for home sales. Model homes are generally used to showcase the Company’s homes and their design features. The Company provides built-to-order homes where construction of the homes does not begin until the customer signs the purchase agreement and speculative (“spec”) homes for homebuyers that require a home within a short time frame. Sales contracts with homebuyers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Sales contracts also typically include a financing contingency that provides homebuyers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Contracts may also include other contingencies, such as the sale of an existing home.

The construction of homes is conducted under the supervision of the Company’s on-site construction field managers. Most construction work is performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. Although the Company does not yet have sufficient historical experience to observe any seasonal effect on sales and construction activities, the Company does expect some seasonality in sales and construction activities which can affect the timing of closings. But any such seasonal effect on sales is expected to be relatively insignificant compared to the effect of the timing of opening of a property for sale and the subsequent timing of closings.

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

Materials and Labor

During 2023 and 2022, the Company experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. Generally, construction materials for the Company’s operations are available from numerous sources. However, the cost and availability of certain building materials, especially lumber, steel, concrete, copper and petroleum-based materials, is influenced by changes in local and global commodity prices and capacity as well as government regulation, such as government-imposed tariffs or trade restrictions on supplies such as steel and lumber. The ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To partially protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with homebuilders or homebuyers. However, the Company cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

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

Government restrictions, standards and regulations intended to reduce greenhouse gas emissions or potential climate change impacts may result in restrictions on land development or homebuilding in certain areas and may increase energy, transportation or raw material costs, which could reduce the Company’s profit margins and adversely affect the Company’s results of operations. Weather conditions and natural disasters can harm the Company. The occurrence of natural disasters or severe weather conditions can adversely affect the cost or availability of materials or labor, delay or increase costs of land development or damage homes or land development under construction. These matters may result in delays, may cause the Company to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict land development and homebuilding activity in environmentally sensitive areas.

Human Capital Resources

As of April 30, 2023, the Company employed 28 full-time employees. The Company believes the people who work for the Company are its most important resource and are critical to the Company’s continued success. The Company focuses significant attention on attracting and retaining talented and experienced individuals to manage and support the Company’s operations. The Company strives to reward employees through competitive industry pay, benefits and other programs; instill the Company’s culture with a focus on ethical behavior; and enhance employees’ performance through investments in technology, tools and training to enable employees to operate at a high level. The Company’s employees are not represented by any union. The Company considers its employee relations to be good. The Company offers employees a broad range of company-paid benefits, and the Company believes its compensation package and benefits are competitive with others in the industry. All employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

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

Christopher V. Vitale, age 47, has been a director of the Company since 2021 and has been President and Chief Executive Officer of the Company since 2017. From 2014 to 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from 2013 to 2014, he was Vice President and General Counsel of the Company. Prior to joining the Company, Mr. Vitale held various legal positions at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, from 2011 to 2013 and at WorldGate Communications, Inc., a provider of digital voice and video phone services and video phones, from 2009 to 2011. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Adrienne M. Uleau, age 55, has been Vice President, Finance and Accounting of the Company since March 2020. From August 2018 to March 2020, Ms. Uleau was Controller of the Company. Prior to joining the Company, Ms. Uleau had been Controller of United Tectonics Corp., a construction services company, from 2016 to August 2018. From 2014 to 2016, Ms. Uleau was Financial Manager of Cushman and Wakefield. Prior to 2014, Ms. Uleau held various accounting positions.

The executive officers are elected or appointed by the board of directors of the Company or its appropriate subsidiary to serve until the appointment or election of their successors or their earlier death, resignation or removal.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 7, 2023, there were 260 holders of record of the common stock.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that four of the Company’s shareholders beneficially owned approximately 55.8% of the outstanding common stock as of July 17, 2023 according to available information. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2023 was 8,540 shares per day.

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

Equity Compensation Plan Information

See Item 12, which incorporates such information by reference from the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the amounts reported in the financial statements and accompanying notes. Areas that require significant judgments and estimates to be made include: (1) land sale cost of revenues, net calculations, which are based on land development budgets and estimates of costs to complete; (2) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (3) actuarially determined defined benefit pension obligations and other pension plan accounting and disclosures; (4) risk assessment of uncertain tax positions; and (5) the determination of the recoverability of net deferred tax assets. Actual results could differ from those estimates.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. Management bases its critical assumptions on historical experience, third-party data and various other estimates that it believes to be reasonable under the circumstances. The most critical assumptions made in arriving at these accounting estimates include the following:

●	land sale cost of revenues, net are incurred throughout the life of a project, and the costs of initial sales from a project frequently must include a portion of costs that have been budgeted based on engineering estimates or other studies, but not yet incurred;
●	when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, a test for asset impairment may be required. Asset impairment determinations are based upon the intended use of assets, the grouping of those assets, the expected future cash flows and estimates of fair value of assets. For real estate projects under development, an estimate of future cash flows on an undiscounted basis is determined using estimated future expenditures necessary to complete such projects and using management’s best estimates about sales prices and holding periods. Testing of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins, administrative expenses and terminal values. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a particular asset group is small, there is a greater risk of future impairment and any resulting impairment charges could be material;
●	defined benefit pension obligations and other pension plan accounting and disclosures are based upon numerous assumptions and estimates, including the expected rate of investment return on pension plan assets, the discount rate used to determine the present value of liabilities, and certain employee-related factors such as turnover, retirement age and mortality;
●	the Company assesses risk for uncertain tax positions and recognizes the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination by tax authorities; and
●	the Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company projects its future earnings (including currently unrealized gains on real estate inventory) for the future recoverability of net deferred tax assets.

RESULTS OF OPERATIONS

Year Ended April 30, 2023 Compared to Year Ended April 30, 2022

For 2023, the Company had net income of $21,790,000, or $4.11 per diluted share, compared to net income of $15,862,000, or $2.21 per diluted share, in 2022. As discussed in more detail below, during 2023, the Company recognized a non-cash income tax benefit of $16,071,000 as a result of a worthless stock deduction related to its former fulfillment services business and a non-cash pre-tax pension settlement general and administrative expense of $7,597,000 due to (a) the Company’s defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and (b) the transfer of nearly all remaining pension benefit liabilities to an insurance company through an annuity purchase.

During 2023 and 2022, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2023 and 2022 and has signaled it expects additional future interest rate increases, which has resulted in a significant increase in mortgage interest rates during 2023 and 2022, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability and have caused many potential homebuyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has increased sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of calendar year 2023.

Future economic conditions and the demand for land and homes are subject to continued uncertainty due to many factors, including the recent increase in mortgage interest rates, higher inflation, low supplies of new and existing home inventory available for sale, ongoing disruptions from supply chain challenges and labor shortages, the ongoing impact of the COVID-19 pandemic and government directives, and other factors. While construction and land costs remain elevated, the Company has been able to offset these cost increases through land and home price increases in 2023 and 2022 due to a strong pricing environment, which may not continue. The Company’s past performance may not be indicative of future results.

Revenues. The following presents information on revenues (dollars in thousands):

	Year Ended April 30,
	2023	2022	Increase (decrease)
Land sale revenues	$30,659	$36,200	$(5,541)	(15)%
Home sale revenues	16,691	13,565	3,126	23%
Building sales and other revenues	1,326	9,161	(7,835)	(86)%
Total	$48,676	$58,926	(10,250)	(17)%

●	The change in land sale revenues for 2023 compared to 2022 was primarily due to a decrease in revenue of developed commercial land and undeveloped land offset in part by an increase in revenue of developed residential land. The Company’s land sale revenues consist of (dollars in thousands):

	Year Ended April 30, 2023
	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	46.5	$25,651	$552
Commercial	3.8	4,832	1,272
Total Developed	50.3	30,483	606
Undeveloped	10.8	176	16
Total	61.1	$30,659	502

	Year Ended April 30, 2022
	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	47.6	$21,973	$462
Commercial	7.7	6,054	786
Total Developed	55.3	28,027	507
Undeveloped	1,233.5	8,173	7
Total	1,288.8	$36,200	28

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for 2023 compared to 2022 were primarily due to the location and mix of lots sold. The Company sold 1,196 acres of contiguous undeveloped land in Sandoval County, New Mexico in 2022, representing $7,107,000 of revenue, to one purchaser. The Company does not expect the sale of a significant amount of undeveloped land in 2022 to be indicative of the sale of such undeveloped land in the future.

●	The change in home sale revenues for 2023 compared to 2022 was primarily due to an increase in average selling prices offset in part by a decrease in the number of homes sold as a result of decreases in demand (including from the affordability challenges described above), supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections. The Company’s home sale revenues consist of (dollars in thousands):

	Year Ended April 30,
	2023	2022
Homes sold	32	41
Average selling price	$525	$331

As of April 30, 2023, the Company had 18 homes in production, including 10 homes under contract, which homes under contract represented $5,640,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of April 30, 2022, the Company had 38 homes in production, including 17 homes under contract, which homes under contract represented $8,713,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

●	Building sales and other revenues consist of (in thousands):

	Year Ended April 30,
	2023	2022
Sales of buildings	$—	$8,439
Oil and gas royalties	146	276
Landscaping revenues	585	—
Miscellaneous other revenues	595	446
Total	$1,326	$9,161

1 Revenues per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

Sales of buildings during 2022 consisted of revenues from the sale of a 4,338 square foot, single tenant retail building in the La Mirada subdivision and from the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida. The Company does not expect the sale of the warehouse and office facilities located in Palm Coast, Florida to be indicative of future sales of such properties since the Company has no other similar properties. Landscaping revenues consisted of landscaping services, generally servicing homebuilders and homeowners’ associations, provided by the Company.

Miscellaneous other revenues for 2023 primarily consisted of extension fees for purchase contracts, forfeited deposits and residential rental revenues. Miscellaneous other revenues for 2022 primarily consisted of rent received from a tenant at a building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, a non-refundable option payment and proceeds from the sale of equipment.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Year Ended April 30,
	2023	2022	Increase (decrease)
Land sale cost of revenues, net	$17,379	$17,645	$(266)	(2)%
Home sale cost of revenues	12,037	10,237	1,800	18%
Building sales and other cost of revenues	361	4,387	(4,026)	(92)%
Total	$29,777	$32,269	(2,492)	(8)%

●	Land sale cost of revenues, net consist of (in thousands):

	Year Ended April 30,
	2023	2022
Land sale cost of revenues	$22,477	$21,198
Less:
Public improvement district reimbursements	(759)	(558)
Private infrastructure covenant reimbursements	(626)	(184)
Payments for impact fee credits	(3,713)	(2,811)
Land sale cost of revenues, net	$17,379	$17,645

Land sale gross margins were 42% for 2023 compared to 51% for 2022. The change in gross margin was primarily due to the location, size and mix of property sold (including the sale of 1,233.5 acres in 2022 versus 10.8 acres in 2023 of undeveloped land with a low associated land sale cost of revenues) offset in part by lower than estimated costs in 2022 associated with certain completed projects. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related gross margin from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

●	The change in home sale cost of revenues for 2023 compared to 2022 was primarily due to location, size of homes, increases in the prices of building materials and shortages of skilled labor. Despite such increase in home sale cost of revenues, home sale gross margins were 28% for 2023 compared to 25% for 2022. The change in gross margin was primarily due to the location and mix of homes sold and to operational efficiencies.
●	Building sales and other cost of revenues for 2023 consisted of cost of goods sold for landscaping services. Building sales and other cost of revenues for 2022 consisted of expenses associated with the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida and the sale of a 4,338 square foot, single tenant retail building in the La Mirada subdivision.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Year Ended April 30,
	2023	2022	Increase (decrease)
Operations
Land development	$2,843	$3,258	$(415)	(13)%
Homebuilding	1,016	878	138	16%
Corporate	1,613	1,218	395	32%
Operations Total	$5,472	$5,354	118	2%
Pension settlement	$7,597	$—	7,597	(a)

(a)	Percentage not meaningful.

●	The change in land development general and administrative expenses for 2023 compared to 2022 was primarily due to a refund of certain property taxes. The Company did not record any non-cash impairment charges on real estate inventory or investment assets in 2023 or 2022. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.
●	The change in homebuilding general and administrative expenses for 2023 compared to 2022 was primarily due to expansion of the Company’s homebuilding operations.
●	The change in corporate general and administrative expenses for 2023 compared to 2022 was primarily due to increases in pension benefit expenses, payroll and professional services offset in part by decreases in office rent and expenses and depreciation.
●	The pension settlement general and administrative expense was due to (a) the Company’s defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and (b) the transfer of nearly all remaining pension benefit liabilities to an insurance company through an annuity purchase. No such pension settlement general and administrative expense was incurred in 2022.

Interest Income (Expense). Interest income (expense), net increased to $8,000 for 2023 from $2,000 for 2022. Interest and loan costs of $57,000 and $224,000 were capitalized in real estate inventory for 2023 and 2022.

Other Income. Other income of $1,803,000 for 2023 consisted of the sale of all of the Company’s minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado. Other income of $261,000 for 2022 primarily consisted of $185,000 received in connection with the bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to a note payable and $30,000 received from a life insurance policy for a retired executive of the Company.

Income Taxes. The Company had a benefit for income taxes of $14,149,000 for 2023 compared to a provision for income taxes of $5,704,000 for 2022. The benefit for income taxes for 2023 was primarily due to the income tax benefit related to the Company’s worthless stock deduction offset in part by income taxes for the amount of income before income taxes during the year. The provision for income taxes for 2022 correlated to the amount of income before income taxes during the year. Refer to Note 13 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s worthless stock deduction.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $19,993,000 and $15,721,000 as of April 30, 2023 and April 30, 2022. AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on its available cash and on cash from subsidiaries to pay expenses and fund operations. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the real estate industry and the economy generally.

The Company’s primary sources of funding for working capital requirements are cash flow from operations, bank financing for specific real estate projects, a revolving line of credit and existing cash balances. Land and homebuilding properties generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is primarily dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale, construction of homes or pursuing other real estate projects may require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected.

The Company expects the primary demand for funds in the future will be for the development and acquisition of land, construction of home and commercial projects and general and administrative expenses. The development and acquisition of land and construction of home and commercial projects is generally required to satisfy delivery obligations of developed land or finished homes to customers. Further, the Company regularly evaluates property available for purchase from third parties for possible acquisition and development by the Company. To the extent the sources of capital described above are insufficient to meet its needs, the Company may conduct public or private offerings of securities, dispose of certain assets or draw on existing or new debt facilities. The Company believes that it has adequate cash, bank financing and cash flows from operations to provide for its anticipated spending in fiscal year 2024.

COVID-19. Any epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent the Company from operating its business in the ordinary course for an extended period. As a result, the impact of such public health issues and the related governmental actions could materially impact the Company’s financial position, results of operations and cash flows. For instance, in March 2020, the World Health Organization declared COVID-19 a global pandemic, resulting in extraordinary and wide-ranging actions taken by public health and governmental authorities to contain and combat the outbreak and spread of COVID-19, including quarantines, shelter-in-place orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These restrictions had an adverse impact on the Company beginning in the spring of 2020. As effective treatment and mitigation measures for COVID-19 advanced, economic activity gradually resumed and demand for new homes improved significantly. The effects of the pandemic on economic activity, combined with the strong demand for new homes, caused many disruptions to the Company’s supply chain and shortages in certain building components and materials, as well as labor shortages. These conditions caused construction cycles to lengthen and while the Company’s business is now fully functioning, some of those conditions continue to impact the Company’s operations and financial performance.

There is continuing uncertainty regarding how long COVID-19 and its resultant effect on the economy will continue to impact the Company’s supply chain and operations. The Company’s operational and financial performance could be impacted by a resurgence in the pandemic and any containment or mitigation measures put in place as a result of the resurgence, all of which are highly uncertain, unpredictable and outside the Company’s control. If COVID-19 or any of its variants continues to have a significant negative impact on the economy, or if a new pandemic emerges, the Company’s results of operations and financial condition could be adversely impacted.

Pension Plan. The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was overfunded as of April 30, 2023 by $747,000, with $1,030,000 of assets and $283,000 of liabilities, and was overfunded as of April 30, 2022 by $90,000, with $18,054,000 of assets and $17,964,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 4.51% per year as of April 30, 2023 and 3.97% per year as of April 30, 2022, which are based on the FTSE Pension Discount Curve as of such dates as it corresponds to the projected liability requirements of the pension plan. The pension plan is subject to minimum IRS contribution requirements, but these requirements can be satisfied by the use of the pension plan’s existing credit balance. No cash contributions to the pension plan were required during 2023 or 2022 and the Company did not make any contributions to the pension plan during 2023 or 2022. The Company recognized a non-cash pre-tax pension settlement general and administrative expense of $7,597,000 during 2023 due to (a) the Company’s defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and (b) the transfer of nearly all remaining pension benefit liabilities to an insurance company through an annuity purchase.

Cash Flow. The following presents information on the cash flows for the Company (dollars in thousands):

	Year Ended April 30,
	2023	2022	Increase (decrease)
Net cash provided by operating activities	$6,389	$15,476	$(9,087)	(59)%
Net cash used in investing activities	(131)	(1,195)	1,064	89%
Net cash used in financing activities	(1,986)	(23,361)	21,375	91%
Increase (decrease) in cash and cash equivalents	$4,272	$(9,080)	13,352	(a)

(a)Percentage not meaningful.

●	Operating Activities. The net cash provided by operating activities for 2023 was primarily due to cash generated from business operations and a reduction real estate inventory offset in part by an increase in investment assets and other assets and a reduction in accounts payable and accrued expenses, notes payable and income taxes payable. The net cash provided by operating activities for 2022 was primarily due to cash generated from business operations offset in part by an increase in real estate inventory and investment assets and other assets and a reduction in accounts payable and accrued expenses and income taxes payable.
●	Investing Activities. The net cash used in investing activities for each of 2023 and 2022 was primarily due to an increase in capital expenditures of property and equipment, including the acquisition in 2022 of a 7,000 square foot office building in Rio Rancho from which the Company’s real estate business now operates
●	Financing Activities. The net cash used in financing activities for 2023 was primarily due to principal debt repayments. The net cash used in financing activities for 2022 was primarily due to the Company’s share repurchase activity and principal debt repayments offset in part by the proceeds from debt financing. Notes payable decreased from $2,030,000 as of April 30, 2022 to $44,000 as of April 30, 2023, primarily due to principal debt repayments. Refer to Note 6 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding each of the Company’s notes payable. Refer to Note 15 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s share repurchase activity. The Company does not expect the Company’s share repurchase activity to be indicative of its future activity in this area.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	April 30,
	2023	2022	Increase (decrease)
Real estate inventory	$65,625	$67,249	$(1,624)	(2)%
Investment assets, net	13,747	9,017	4,730	52%
Other assets	3,249	1,882	1,367	73%
Deferred income taxes, net	12,493	958	11,535	(a)
Prepaid pension costs	747	90	657	(a)
Accounts payable and accrued expenses	4,851	6,077	(1,226)	(20)%
Income taxes receivable (payable), net	41	(3,648)	3,689	(a)

(a)	Percentage not meaningful.
●	Real estate inventory consists of (dollars in thousands):

	April 30,
	2023	2022	Increase (decrease)
Land inventory in New Mexico	$59,361	$59,374	$(13)	(a)
Land inventory in Colorado	3,445	3,434	11	(a)
Homebuilding model inventory	1,171	1,135	36	3%
Homebuilding construction in process	1,648	3,306	(1,658)	(50)%
Total	$65,625	$67,249

(a)	Percentage not meaningful.

Refer to Note 2 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding real estate inventory. From April 30, 2022 to April 30, 2023, the change in land inventory in New Mexico was primarily due to land development activity and the acquisition and sale of land, the change in homebuilding model inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections causing construction cycle time to lengthen.

●	Investment assets, net consist of (dollars in thousands):

	April 30,
	2023	2022	Increase (decrease)
Land held for long-term investment	$8,961	$9,017	$(56)	(1)%
Owned real estate leased or intended to be leased	4,802	—	4,802	(a)
Less accumulated depreciation	(16)	—	(16)	(a)
Owned real estate leased or intended to be leased, net	4,786	—	4,786	(a)
Total	$13,747	$9,017

(a)	Percentage not meaningful.

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business.

Owned real estate leased or intended to be leased represents homes and buildings leased or intended to be leased to third parties. As of April 30, 2023, eight homes are leased to residential tenants and two buildings under construction have been leased to commercial tenants. Given the impact on demand as a result of affordability challenges described in Note 16 to the consolidated financial statements contained in this annual report on Form 10-K, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $16,000 for 2023; there was no such depreciation in 2022.

●	From April 30, 2022 to April 30, 2023:
o	The change in other assets was primarily due to an increase in prepaid expenses related to a land development cash collateralized performance guaranty and stock compensation.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the Company’s worthless stock deduction offset in part by the income tax effect of the amount of income before income taxes during the year. Refer to Note 13 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s worthless stock deduction and refer to Note 11 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the pension settlement general and administrative expense.
o	The change in accounts payable and accrued expenses was primarily due to the payment of invoices offset in part by an increase in customer deposits.
o	The change in taxes (receivable) payable, net was primarily due to the payment of taxes offset by the elimination of the current year tax provision.
o	The change in prepaid pension costs was primarily due to the funding levels of the Company’s frozen defined benefit pension plan. The Company recorded, net of tax, other comprehensive income of $5,743,000 for 2023 and $50,000 for 2022 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.

Off-Balance Sheet Arrangements. As of April 30, 2023 and April 30, 2022, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in this annual report on Form 10-K for a discussion of recently issued accounting pronouncements.

IMPACT OF INFLATION

The Company’s operations can be impacted by inflation. Inflation can cause increases in the cost of land, materials, services, interest rates and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. The Company’s homebuilding segment as well as homebuilders that are customers of the Company’s land development business segment face inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for homes produced by the Company’s homebuilding segment could decrease and the demand for the Company’s land by homebuilder customers could decrease. Although the rate of inflation has been historically low in recent years, it increased significantly in 2023 and 2022 and the Company has and is experiencing significant increases in the prices of labor and certain materials as a result of this increase and increased demand for new homes. Inflation may also increase the Company’s financing costs. While the Company attempts to pass on to its customers increases in costs through increased sales prices, market forces may limit the Company’s ability to do so. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, the Company’s revenues, gross margins and net income could be adversely affected.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) anticipated development of the Company’s real estate holdings, (4) the development and construction of possible future commercial properties to be marketed to tenants, (5) the designs, pricing and levels of options and amenities with respect to the Company’s homebuilding operations, (6) the amount and timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (7) the number of planned residential lots in the Company’s subdivisions, (8) estimates of the Company’s exposure to warranty claims, estimates of the cost to complete of common land development costs and the estimated relative sales value of individual parcels of land in connection with the allocation of common land development costs, (9) the sale of a significant amount of undeveloped land in 2022 and the sale of the warehouse and office facilities located in Palm Coast, Florida not being indicative of future operating results and the Company’s share repurchase activity not being indicative of future financing activities, (10) estimates and assumptions used in determining future cash flows of real estate projects, (11) the conditions resulting in homebuyer affordability challenges persisting through calendar year 2023, (12) the backlog of homes under contract and in production, the dollar amount of expected sale revenues when such homes are closed and homes and buildings leased or intended to be leased to third parties, (13) the effect of recent accounting pronouncements, (14) contributions by the Company to the pension plan, the amount of future annual benefit payments to pension plan participants payable from plan assets, the appropriateness of valuation methods to determine the fair value of financial instruments in the pension plan and the expected return on assets in the pension plan, (15) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (16) the Company’s belief that its compensation package and benefits offered to employees are competitive with others in the industry, (17) the future issuance of deferred stock units to directors of the Company, (18) the future business conditions that may be experienced by the Company, including the pace of the Company’s housing starts and land development projects, (19) the dilution to earnings per share that outstanding options to purchase shares of common stock of the Company may cause in the future, (20) the adequacy of the Company’s facilities, (21) the materiality of claims and legal actions arising in the normal course of the Company’s business, (22) projections of future earnings for the future recoverability of deferred tax assets and state net operating losses that are not expected to be realizable, (23) the duration, effect and severity of any pandemic and (24) the measures that governmental authorities may take to address a pandemic which may precipitate or exacerbate one or more of the above-mentioned or other risks and significantly disrupt or prevent the Company from operating in the ordinary course for an extended period of time. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2023 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2023, internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of AMREP Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended April 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Common Land Sale Cost of Revenues

Critical Audit Matter Description

As described in Notes 1, 2, and 8 to the consolidated financial statements, the Company records common land sale cost of revenues based upon an allocation of certain common development costs associated with the entire project. Common development costs include the installation of utilities and roads and can be based upon estimates to complete. The allocation of these costs is based upon the estimates. These estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and may be revised and reallocated as necessary on the basis of current estimates.

We identified common land sale cost of revenues as a critical audit matter because of the significant estimates and assumptions management makes in allocating common land costs to individual parcels of real estate once sold. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the critical audit matter included, among other things, the following:

●	Testing significant assumptions used to develop the estimated costs to complete the land development projects.
●	Testing completeness and accuracy of the underlying data and allocation calculations.
●	Testing rollforward of land held for development including detailed testing of cost of sales and additions. This includes testing the actual development costs to supporting documentation including underlying contracts.
●	Testing the reasonableness of the assumptions utilized in the allocation of common development costs.

/s/ Baker Tilly US, LLP

Baker Tilly US, LLP

We have served as the Company’s auditor since 2022.

Philadelphia, Pennsylvania

July 25, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AMREP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the one year in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the one year in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from audit of the financial statements for the year ended April 30, 2022 that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allocation of common development costs

For the year ended April 30, 2022, the Company’s land sale cost of revenues includes all direct acquisition costs and other costs specifically identified with the land and an allocation of common development costs associated with its land development projects. As discussed in Note 1 to the consolidated financial statements, common development costs are allocated based on the estimated relative sales value of the individual parcels of land being sold to the total expected sales value for the unsold parcels of land in the applicable portion of the subdivision. At the time of the closings of the sales of individual land parcels, certain common development costs may not yet be incurred. To recognize the appropriate amount of cost of revenues, the Company estimates the total remaining common development costs associated with its land development projects. Estimates may be affected by changes to zoning laws, land development requirements and the cost of labor, material, and subcontractors.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2017 to 2022.

Philadelphia, Pennsylvania

July 21, 2022

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2023 AND 2022

(Amounts in thousands, except share and per share amounts)

	2023	2022
ASSETS
Cash and cash equivalents	$19,993	$15,721
Real estate inventory	65,625	67,249
Investment assets, net	13,747	9,017
Other assets	3,249	1,882
Income taxes receivable	41	—
Deferred income taxes, net	12,493	958
Prepaid pension costs	747	90
TOTAL ASSETS	$115,895	$94,917
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$4,851	$6,077
Notes payable	44	2,030
Income taxes payable	—	3,648
TOTAL LIABILITIES	4,895	11,755

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,254,909 at April 30, 2023 and 5,240,309 at April 30, 2022	526	524
Capital contributed in excess of par value	32,686	32,383
Retained earnings	76,618	54,828
Accumulated other comprehensive income (loss), net	1,170	(4,573)
TOTAL SHAREHOLDERS’ EQUITY	111,000	83,162
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,895	$94,917

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended April 30,
	2023	2022
REVENUES:
Land sale revenues	$30,659	$36,200
Home sale revenues	16,691	13,565
Building sales and other revenues	1,326	9,161
Total revenues	48,676	58,926

COSTS AND EXPENSES:
Land sale cost of revenues, net	17,379	17,645
Home sale cost of revenues	12,037	10,237
Building sales and other cost of revenues	361	4,387
General and administrative expenses Operations	5,472	5,354
Pension settlement	7,597	—
Total costs and expenses	42,846	37,623
Operating income	5,830	21,303

Interest income , net	8	2
Other income	1,803	261
Income before income taxes	7,641	21,566

(Benefit) provision for income taxes	(14,149)	5,704
Net income	$21,790	$15,862

Basic earnings per share	$4.13	$2.21
Diluted earnings per share	$4.11	$2.21
Weighted average number of common shares outstanding – basic	5,282	7,170
Weighted average number of common shares outstanding – diluted	5,307	7,193

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended April 30,
	2023	2022
Net income	$21,790	$15,862
Other comprehensive income, net of tax:
Pension settlement	7,597	—
Income tax effect	(2,354)	—
Pension settlement, net of tax	5,243	—
Decrease in pension liability	615	75
Income tax effect	(115)	(25)
Decrease in pension liability, net of tax	500	50
Other comprehensive income	5,743	50
Total comprehensive income	$27,533	$15,912

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, May 1, 2021	7,323	$730	$45,072	$47,710	$(4,623)	$88,889
Issuance of restricted common stock	13	1	149	—	—	150
Issuance of deferred common share units	—	—	90	—	—	90
Reclassification of common stock settled from deferred common share units	—	2	(2)	—	—	—
Repurchase of common stock	(2,096)	(209)	(12,951)	(8,744)	—	(21,904)
Issuance of option to purchase common stock	—	—	25	—	—	25
Net income	—	—	—	15,862	—	15,862
Other comprehensive income	—	—	—	—	50	50
Balance, April 30, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$83,162
Issuance of restricted common stock	15	2	162	—	—	164
Issuance of deferred common stock units	—	—	90	—	—	90
Compensation related to issuance of option to purchase common stock	—	—	51	—	—	51
Net income	—	—	—	21,790	—	21,790
Other comprehensive income	—	—	—	—	5,743	5,743
Balance, April 30, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,790	$15,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63	225
Amortization of debt issuance costs	—	84
Non-cash credits and charges:
Stock-based compensation	238	217
Deferred income tax provision	(13,762)	1,766
Net periodic pension cost	(283)	(490)
Pension settlement	7,597	—
Gain on debt forgiveness	—	(45)
Changes in assets and liabilities:
Real estate inventory and investment assets	(3,122)	(7,295)
Other assets	(1,191)	113
Accounts payable and accrued expenses	(1,251)	1,486
Taxes (receivable) payable, net	(3,690)	3,553
Net cash provided by operating activities	6,389	15,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from corporate-owned life insurance policy	—	92
Capital expenditures of property and equipment	(131)	(1,287)
Net cash used in investing activities	(131)	(1,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	50	6,857
Principal debt payments	(2,036)	(8,264)
Payments for debt issuance costs	—	(50)
Repurchase of common stock	—	(21,904)
Net cash used in financing activities	(1,986)	(23,361)

Increase (decrease) in cash and cash equivalents	4,272	(9,080)
Cash and cash equivalents, beginning of year	15,721	24,801
Cash and cash equivalents, end of year	$19,993	$15,721

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$134	$3
Interest paid	$57	$203

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

Organization and principles of consolidation

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (collectively, the “Company”). The Company, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year. Certain 2022 balances in these financial statements have been reclassified to conform to the current year presentation with no effect on the net income or shareholders’ equity. To better align with industry practice, the Company reclassified public improvement district reimbursements, private infrastructure covenant reimbursements and a portion of miscellaneous other revenues representing payment for impact fee credits within building sales and other revenues for 2022 as a reduction to land sale cost of revenues in these financial statements to conform to the current year presentation with no effect on net income or shareholders’ equity.

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2023 and 2022 mean the fiscal years ended April 30, 2023 and 2022, unless the context otherwise indicates.

Revenue recognition

The Company accounts for land sale revenues, home sale revenues and building sales and other revenues in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

Land sale revenues: Revenues and cost of revenues from land sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty.

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

Home sale revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. The Company’s performance obligation to deliver a home is generally satisfied in less than one year from the date a binding sale agreement is signed. In general, the Company’s performance obligation for each home sale is fulfilled upon the delivery of the completed home, which generally coincides with the receipt of cash consideration from the counterparty. If the Company’s performance obligations are not complete upon the home closing, the Company defers a portion of the home sale revenues related to the outstanding obligations and subsequently recognizes that revenue upon completion of such obligations. As of April 30, 2023 and April 30, 2022, deferred home sale revenues and costs related thereto were immaterial.

Forfeited customer deposits for homes are recognized in home sale revenues in the period in which the Company determines that the customer will not complete the purchase of the home and the Company has the right to retain the deposit. In order to promote sales of homes, the Company may offer homebuyers sales incentives. These incentives vary by type and amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sale revenues.

Home construction and related costs are capitalized as incurred within real estate inventory under the specific identification method on the balance sheet and are charged to home sale cost of revenues on the consolidated statement of operations when the related home is sold.

The Company offers homeowners a comprehensive third-party warranty on each home. Homes are generally covered by a ten-year warranty for qualified and defined structural defects, one year for defects and products used and two years for electrical, plumbing, heating, ventilation and air conditioning parts and labor. Estimates of the Company’s exposure to warranty claims are included within accrued expenses at the time home sale revenues are recognized

Building sales and other revenues: Revenues and cost of revenues from building sales and other consist of sales of buildings, oil and gas royalties and miscellaneous other revenues.

Sales of buildings consist of building sales in New Mexico and Florida. Revenues from these building sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these building sales is fulfilled upon the delivery of the property, which generally coincides with the receipt of cash consideration from the counterparty. Building sales and other cost of revenues includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition and acquisition costs, if applicable, closing and selling costs and construction costs.

Oil and gas royalties are recognized at the time of receipt of cash by the Company as such amounts are unknown with any degree of certainty prior to receipt.

Landscaping revenues consist of landscaping services, generally servicing homebuilders and homeowners’ associations, provided by the Company.

Miscellaneous other revenues primarily include extension fees for purchase contracts and rental payments and additional rent from tenants pursuant to leases with respect to property or buildings of the Company. Base rental payments are recognized as revenue monthly over the term of the lease. Additional rent related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses is recognized as revenue in the period the expenses are incurred.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of ninety days or less when purchased and are readily convertible into cash. Restricted cash consists of cash deposits with a bank that are restricted due to subdivision improvement agreements with a governmental authority. The Company did not have any restricted cash as of April 30, 2023 or April 30, 2022.

Long-lived assets

Long-lived assets consist of real estate inventory and investment assets and are accounted for in accordance with Accounting Standards Codification (“ASC”) 360-10. A substantial majority of the Company's real estate assets are located in Rio Rancho, New Mexico ("Rio Rancho") and certain adjoining areas of Sandoval County, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region.

Real estate inventory: Real estate inventory includes land and improvements on land held for development or sale. The cost basis of the land and improvements includes all direct acquisition costs including development costs, certain amenities, capitalized interest, capitalized real estate taxes and other costs. Interest and real estate taxes are not capitalized unless active development is underway. Real estate inventory held for development or sale is stated at accumulated cost and is evaluated and reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Investment assets, net: Investment assets, net consist of (i) land held for long-term investment, which represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business, and (ii) owned real estate leased or intended to be leased, which represents homes and buildings leased or intended to be leased to third parties. Investment assets are stated at the lower of cost or net realizable value. Depreciation of investment assets (other than land) is provided principally by the straight-line method at various rates calculated to amortize the book values of the respective assets over their estimated useful lives, which generally are 10 to 40 years for buildings and improvements. Land is not subject to depreciation.

Impairment of long-lived assets: Long-lived assets are evaluated and tested for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Asset impairment tests are based upon the intended use of assets, expected future cash flows and estimates of fair value of assets. The evaluation of long-lived assets includes an estimate of future cash flows on an undiscounted basis using estimated revenue streams, operating margins and general and administrative expenses. The estimation process involved in determining if assets have been impaired and in the determination of estimated future cash flows is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. If the excess of undiscounted cash flows over the carrying value of a project is small, there is a greater risk of future impairment and any resulting impairment charges could be material. Due to the subjective nature of the estimates and assumptions used in determining future cash flows, actual results could differ materially from current estimates and the Company may be required to recognize impairment charges in the future.

Leases

Right-of-use assets and lease liabilities are recorded on the balance sheet for all leases with an initial term over one year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets are classified within other assets and the corresponding lease liability is included in accounts payable and accrued expenses in the balance sheet.

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

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant judgments and estimates that affect the financial statements include, but are not limited to, (i) land sale cost of revenues, net calculations, which are based on land development budgets and estimates of costs to complete; (ii) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (iii) actuarially determined benefit obligations and other pension plan accounting and disclosures; (iv) risk assessment of uncertain tax positions; and (v) the determination of the recoverability of net deferred tax assets. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

Recent accounting pronouncements

There are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its consolidated financial statements.

(2)          REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	April 30,
	2023	2022
Land inventory in New Mexico	$59,361	$59,374
Land inventory in Colorado	3,445	3,434
Homebuilding model inventory	1,171	1,135
Homebuilding construction in process	1,648	3,306
Total	$65,625	$67,249

Land inventory in New Mexico represents land and improvements on land in New Mexico held for development or sale. Land inventory in Colorado represents an approximately 160 acre property in Brighton, Colorado. Homebuilding model inventory represents costs for residential homes that are completed and ready for sale. Homebuilding construction in process represents costs for residential homes being built.

Interest and loan costs of $57,000 and real estate taxes of $79,000 were capitalized in real estate inventory for the year ending April 30, 2023. Interest and loan costs of $224,000 and real estate taxes of $28,000 were capitalized in real estate inventory for the year ending April 30, 2022.

(3)          INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	April 30,
	2023	2022
Land held for long-term investment	$8,961	$9,017
Owned real estate leased or intended to be leased	4,802	—
Less accumulated depreciation	(16)	—
Owned real estate leased or intended to be leased, net	4,786	—
Total	$13,747	$9,017

As of April 30, 2023, eight homes are leased to residential tenants and two buildings under construction have been leased to commercial tenants. Depreciation associated with owned real estate leased or intended to be leased was $16,000 for 2023; there was no such depreciation in 2022.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	April 30,
	2023	2022
Prepaid expenses	$1,536	$366
Miscellaneous assets	362	249
Property	1,251	1,247
Equipment	366	240
Less accumulated depreciation of property and equipment	(266)	(220)
Property and equipment, net	1,351	1,267
Total	$3,249	$1,882

Prepaid expenses as of April 30, 2023 primarily consist of a land development cash collateralized performance guaranty, stock compensation, insurance and corporate income and real estate taxes. Prepaid expenses as of April 30, 2022 primarily consist of insurance, stock compensation, real estate taxes and utility deposits. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $25,000 and $70,000 for 2023 and 2022. In 2022, the Company acquired a 7,000 square foot office building in Rio Rancho from which its real estate business now operates. Depreciation expense associated with property and equipment was $46,000 and $24,000 for 2023 and 2022.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	April 30,
	2023	2022
Land development and homebuilding operations
Accrued expenses	$1,028	$1,238
Trade payables	1,870	3,026
Customer deposits	1,319	1,357
	4,217	5,621
Corporate operations	634	456
Total	$4,851	$6,077

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of April 30, 2023 (dollars in thousands):

		Principal Amount
		Available for	Outstanding
(data as of April 30)		New Borrowings	Principal Amount
Loan Identifier	Lender	2023	2023	2022
Revolving Line of Credit	BOKF	$4,177	$—	$—
La Mirada	BOKF	—	—	2,030
Equipment Financing	DC	—	44	—
Total		$4,177	$44	$2,030

(data as of April 30, 2023)		Mortgaged Property
Loan Identifier	Interest Rate	Book Value	Scheduled Maturity
Revolving Line of Credit	8.03%	$1,721	August 2025
La Mirada	8.03%	8,210	June 2024
Equipment Financing	2.35%	43	June 2028

(data for year ended April 30)	Principal Repayments		Capitalized Interest and Fees
Loan Identifier	2023	2022	2023	2022
Revolving Line of Credit	$—	$—	$—	$—
La Mirada	2,030	3,468	57	193
Equipment Financing	7	—	—	—
Total	$2,037	$3,468	$57	$193

As of April 30, 2023, the Company and each of its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Additional information regarding each of the above notes payable is provided below.

•

Revolving Line of Credit. In February 2021, AMREP Southwest Inc. (“ASW”), a subsidiary of the Company, entered into a Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Loan Agreement is evidenced by a Revolving Line of Credit Promissory Note and is secured by a Line of Credit Mortgage, Security Agreement and Fixture Filing, between ASW and BOKF, with respect to a 298-acre property within the Paseo Gateway subdivision located in Rio Rancho. BOKF has agreed to lend up to $5,750,000 to ASW on a revolving line of credit basis for general corporate purposes, including up to $250,000 dedicated for use in connection with a company credit card. The outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the one-month secured overnight financing rate as administered by the CME Group Benchmark Administration Limited plus a spread of 3.15%, adjusted monthly.

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

●	Equipment Financing. In June 2022, Rioscapes LLC (“Rioscapes”), a subsidiary of the Company, entered into a Loan Contract-Security Agreement with Deere & Company (“DC”). The loan is secured by a security interest in certain construction equipment. DC lent $50,000 to Rioscapes on a non-revolving line of credit basis to fund the acquisition of the construction equipment. ASW guaranteed Rioscapes’s obligations under the loan. The principal is payable monthly based on a 72-month amortization and the outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 2.35%. Rioscapes made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: Rioscapes’s failure to make principal, interest or other payments when due; the failure of Rioscapes to observe or perform its covenants under the loan documentation; the representations and warranties of Rioscapes being false; the insolvency or bankruptcy of Rioscapes or ASW; the merger by Rioscapes or ASW into another entity; and the sale by Rioscapes or ASW of substantially all of their assets. Upon the occurrence and during the continuance of an event of default, DC may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. Rioscapes incurred customary costs and expenses and paid certain fees to DC in connection with the loan.
●	Letter of Credit and Loan Reserves. As of April 30, 2023, the Company had (a) a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $1,323,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. As of April 30, 2023, the Company had loan reserves outstanding under its note payable for La Mirada in the aggregate principal amount of $2,364,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. The amounts under the letter of credit and loan reserves are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to April 30, 2023 (in thousands):

Fiscal Year	Scheduled Payments
2024	$8
2025	8
2026	8
Thereafter	20
Total	$44

The following table presents information on the Company’s notes payable in effect during 2023 or 2022 and terminated prior to April 30, 2023 (in thousands):

		Original	Outstanding
		Maximum	Principal Amount
		Available	April 30,
Loan Identifier	Lender	Principal Amount	2023	2022
Lomas Encantadas U2B P3	BOKF	$2,400	$—	$410
Hawk Site U37	SLFCU	3,000	—	—
Hawk Site U23 U40	BOKF	2,700	—	30
Lavender Fields – acquisition	Seller	1,838	—	1,749
Lavender Fields – development	BOKF	3,750	—	1,293

Additional information regarding each of the above terminated notes payable is provided below:

●	Lomas Encantadas U2B P3. In September 2020, Lomas Encantadas Development Company LLC (“LEDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between LEDC and BOKF with respect to certain planned residential lots within the Lomas Encantadas subdivision located in Rio Rancho. The loan was scheduled to mature in September 2023.The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in January 2022.
●	Hawk Site U37. In February 2020, Mountain Hawk East Development Company LLC (“MHEDC”), a subsidiary of the Company, entered into a Business Loan Agreement with Sandia Laboratory Federal Credit Union (“SLFCU”). The Business Loan Agreement was evidenced by a Promissory Note, and was secured by a Line of Credit Mortgage, between MHEDC and SLFCU, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho. The loan was scheduled to mature in August 2022. The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in October 2021.
●	Hawk Site U23 U40. In January 2021, Mountain Hawk West Development Company LLC (“MHWDC”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between MHWDC and BOKF, with respect to certain planned residential lots within the Hawk Site subdivision located in Rio Rancho. The loan was scheduled to mature in July 2023.The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in April 2022.
●	Lavender Fields. In June 2020, Lavender Fields, LLC (“LF”), a subsidiary of the Company, acquired 28 acres in Bernalillo County, New Mexico comprising the Meso AM subdivision, which has been developed into 82 finished residential lots.
o	Acquisition. The acquisition included $1,838,000 of deferred purchase price, of which $919,000 was payable on or before June 2021 and $919,000 was payable on or before June 2022. The deferred purchase price was evidenced by a non-interest bearing Promissory Note and was secured by a Mortgage, Security Agreement and Fixture Filing with respect to the acquired property. In May 2021, LF and the holder of the promissory note evidencing the deferred purchase price agreed to reduce the deferred purchase price by $45,000 and the remaining outstanding deferred purchase price of $1,704,000 was fully paid by LF.
o	Development. In June 2020, LF entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between LF and BOKF with respect to the acquired property. The loan was scheduled to mature in June 2024. The outstanding principal amount of the loan was prepaid without penalty and the loan was terminated in April 2022.

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land to multiple customers.

Home sale revenues. Home sale revenues are from homes constructed and sold by the Company in the Albuquerque, New Mexico metropolitan area.

Building sales and other revenues. Building sales and other revenues consist of (in thousands):

	Year Ended April 30,
	2023	2022
Sales of buildings	$—	$8,439
Oil and gas royalties	146	276
Landscaping revenues	585	—
Miscellaneous other revenues	595	446
Total	$1,326	$9,161

Sales of buildings during 2022 consist of revenues from the sale of a 4,338 square foot, single tenant retail building in the La Mirada subdivision and from the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida.

In January 2023, the Company sold certain minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado that were leased to a third party. The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico.

Landscaping revenues consist of landscaping services, generally servicing homebuilders and homeowners’ associations, provided by the Company.

Miscellaneous other revenues for 2023 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues. Miscellaneous other revenues for 2022 primarily consist of rent received from a tenant at a building in Palm Coast, Florida and tenants at a shopping center in Albuquerque, New Mexico, a non-refundable option payment and proceeds from the sale of equipment.

Major customers. Substantially all of the land sale revenues were received from four customers during 2023 and four customers during 2022. There were no outstanding receivables from these customers as of April 30, 2023 or April 30, 2022. There were three customers that each contributed in excess of 10% of the Company’s revenues during 2023. The revenues from each such customer during 2023 are as follows: $7,763,000, $6,810,000 and $6,182,000, with each of these revenues reported in the Company’s land development business segment. There were four customers that each contributed in excess of 10% of the Company’s revenues during 2022. The revenues for each such customer during 2022 are as follows: $10,982,000, $7,107,000, $6,750,000 and $6,445,000,with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consist of (in thousands):

	Year Ended April 30,
	2023	2022
Land sale cost of revenues	$22,477	$21,198
Less:
Public improvement district reimbursements	(759)	(558)
Private infrastructure covenant reimbursements	(626)	(184)
Payments for impact fee credits	(3,713)	(2,811)
Land sale cost of revenues, net	$17,379	$17,645

Land sale cost of revenues, net includes all direct acquisition costs and other costs specifically identified with the property and an allocation of certain common development costs associated with the entire project. Amounts received from public improvement districts, private infrastructure covenants and payments for impact fee credits reduce the amount of land sale cost of revenues. A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills subdivision in Rio Rancho are subject to a public improvement district. The public improvement district reimburses the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district. The Company has accepted discounted prepayments of amounts due under the public improvement district. The Company instituted private infrastructure reimbursement covenants on various land development projects. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing a special levy on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the private infrastructure reimbursement covenants. Impact fees are charges or assessments payable by homebuilders to local governing authorities in order to generate revenue for funding or recouping the costs of capital improvements or facility expansions necessitated by and attributable to the new development. The Company receives credits, allowances and offsets applicable to impact fees in connection with certain off-site costs incurred by the Company in developing subdivisions, which the Company generally sells to homebuilders.

Home sale cost of revenues includes costs for residential homes that were sold.

Building sales and other cost of revenues for 2023 consist of expenses associated with the cost of goods sold for landscaping services. Building sales and other cost of revenues for 2022 consist of expenses associated with the sale of a 143,000 square foot warehouse and office facility located in Palm Coast, Florida and the sale of a 4,338 square foot, single tenant retail building in the La Mirada subdivision.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Year Ended April 30,
	2023	2022
Land development	$2,843	$3,258
Homebuilding	1,016	878
Corporate	1,613	1,218
Total	$5,472	$5,354
Pension settlement	$7,597	$—

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques need to maximize the use of observable inputs and minimize the use of unobservable inputs. There were no transfers between Levels 1, 2 or 3 during 2023 or 2022.

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

(11)          BENEFIT PLANS

Pension plan

The Company has a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. Under generally accepted accounting principles, the Company’s defined benefit pension plan was overfunded as of April 30, 2023 by $747,000, with $1,030,000 of assets and $283,000 of liabilities and as of April 30, 2022 by $90,000, with $18,054,000 of assets and $17,964,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 4.51% per year as of April 30, 2023 and 3.97% per year as of April 30, 2022, which are based on the FTSE Pension Discount Curve as of such dates as it corresponds to the projected liability requirements of the pension plan.

The Company funds the pension plan in compliance with IRS funding requirements. The pension plan is subject to minimum IRS contribution requirements, but these requirements can be satisfied by the use of the pension plan’s existing credit balance. No cash contributions to the pension plan were required or made during 2023 or 2022. Pension assets and liabilities are measured at fair value (measured in accordance with the guidance described in Note 10) and are subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). There were no impairments resulting in a change in fair value during 2023 or 2022.

The Company recognized a non-cash pre-tax pension settlement general and administrative expense of $7,597,000 during 2023 due to (a) the Company’s defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and (b) the transfer of nearly all remaining pension benefit liabilities to an insurance company through an annuity purchase. There were no such charges in 2022.

Net periodic pension cost for 2023 and 2022 was comprised of the following components (in thousands):

	Year Ended April 30,
	2023	2022
Interest cost on projected benefit obligation	$603	$503
Expected return on assets	(1,123)	(1,535)
Plan expenses	106	150
Recognized net actuarial loss	372	392
Net periodic pension cost	$(42)	$(490)
Settlement	7,597	-
Net periodic pension cost after settlement	7,555	(490)

Assumptions used in determining net periodic pension cost and the pension benefit obligation were:

	Year Ended April 30,
	2023	2022
Discount rate used to determine net periodic pension cost	3.97%	2.48%
Discount rate used to determine pension benefit obligation	N/A	3.97%
Expected long-term rate of return on assets used for pension cost on assets	7.75%	7.75%

The expected return on assets for the pension plan is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the pension plan is invested, as well as current economic and market conditions.

The actuarial gain of $1,667,000 for 2023 is a plan experience gain. The actuarial gain of $2,414,000 for 2022 consists of a gain from a change in discount rate gain of $2,360,000, other assumption losses of $76,000 and plan experience gains of $130,000. The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s balance sheet (in thousands):

	April 30,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$17,964	$21,578
Service cost	106	150
Interest cost	603	503
Actuarial gain	(1,667)	(2,414)
Benefits paid	(1,366)	(1,853)
Settlement	(15,357)	-
Benefit obligation at end of year	$283	$17,964
Change in plan assets:
Fair value of plan assets at beginning of year	$18,054	$21,102
Actual return on plan assets	(103)	(1,239)
Company contributions	—	—
Benefits paid	(1,366)	(1,703)
Plan expenses	(198)	(106)
Settlement	(15,357)	—
Fair value of plan assets at end of year	$1,030	$18,054
Overfunded status	$747	$90

The funded status of the pension plan is equal to the net liability recognized in the balance sheets. The following table summarizes the amounts recorded in accumulated other comprehensive income (loss), which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2023	2022
Pretax accumulated comprehensive income (loss)	$138	$(8,350)

The following table summarizes the changes in accumulated other comprehensive income (loss) related to the pension plan for the years ended April 30, 2023 and 2022 (in thousands):

	Pension Benefits
	Pretax	Net of Tax
Accumulated comprehensive loss, May 1, 2021	$8,426	$4,623
Net actuarial gain	316	214
Amortization of net loss	(392)	(264)
Accumulated comprehensive loss, April 30, 2022	$8,350	$4,573
Net actuarial loss	(372)	(302)
Amortization of net loss	(243)	(198)
Settlement	(7,597)	(5,243)
Accumulated comprehensive income (loss), April 30, 2023	$138	$(1,170)

The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded, net of tax, other comprehensive income of $5,743,000 and $50,000 in 2023 and 2022 to account for the net effect of changes to the pension liability.

The amount of benefit payments in future fiscal years to pension plan participants payable from plan assets is expected to be as follows: 2024 - $283,000.

The asset allocation for the pension plan by asset category was as follows:

	April 30,
	2023	2022
Equity securities	—%	57%
Fixed income securities	—	38
Cash and cash equivalents	100	5
Total	100%	100%

As of April 30, 2023, the pension plan assets are held in cash and cash equivalents due to the amount of pension plan liabilities. The pension plan holds no securities of the Company.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level within the fair value hierarchy the pension plan’s assets at fair value as of April 30, 2023 and 2022 (in thousands):

2023:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,030	$1,030	$—	$—
Total assets at fair value	$1,030	$1,030	$—	$—

2022:

	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$791	$791	$—	$—
Investments at fair value:
Equity securities	10,348	10,348	—	—
Fixed income securities	6,915	6,915	—	—
Total assets at fair value	$18,054	$18,054	$—	$—

Simple IRA

The Company provides a Simple IRA plan as a retirement plan for eligible employees. Under the Simple IRA plan, eligible employees may contribute a portion of their pre-tax yearly salary, up to the maximum contribution limit for Simple IRA plans as set forth under the Internal Revenue Code of 1986, as amended, with the Company matching such contributions on a dollar-for-dollar basis up to 3% of each contributing employee’s annual pre-tax compensation. The Company’s employer contribution was $74,000 and $55,000 for 2023 and 2022.

Equity compensation plan

The AMREP Corporation 2016 Equity Compensation Plan (the “ Equity Plan”) authorizes stock-based awards of various kinds to non-employee directors and employees covering up to a total of 500,000 shares of common stock of the Company. The Equity Plan will expire by its terms on, and no award will be granted under the Equity Plan on or after, September 19, 2026.  As of April 30, 2023, the Company has issued 108,961 shares of common stock of the Company under the Equity Plan and has reserved for issuance 110,266 shares of common stock of the Company under the Equity Plan upon exercise of issued and outstanding deferred common share units and an option to purchase shares, resulting in 280,773 shares of common stock of the Company available for issuance under the Equity Plan.

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

The restricted share award activity for 2023 and 2022 was as follows:

		Weighted Average
	Number of	Grant Date Fair Value
Restricted share awards	Shares	Per Share
Non-vested as of May 1, 2021	29,000	$6.18
Granted during 2022	13,000	11.50
Vested during 2022	(20,500)	6.61
Forfeited during 2022	—	—
Non-vested as of April 30, 2022	21,500	8.98
Granted during 2023	14,600	11.17
Vested during 2023	(9,833)	8.09
Forfeited during 2023	—	—
Non-vested as of April 30, 2023	26,267	10.53

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $144,000 and $102,000 for 2023 and 2022. As of April 30, 2023, there was $104,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share, which was the closing price on the New York Stock Exchange on the date of grant. The option will become exercisable for 100% of the option shares on November 1, 2026 if Mr. Vitale is employed by, or providing service to, the Company on such date. Subject to the definitions in the Equity Plan, in the event (a) Mr. Vitale has a termination of employment with the Company on account of death or disability, (b) the Company terminates Mr. Vitale’s employment with the Company for any reason other than cause or (c) of a change in control, then the option will become immediately exercisable for 100% of the option shares. The option has a term of ten years from the date of grant and terminates at the expiration of that period. The option automatically terminates upon: (i) the expiration of the three month period after Mr. Vitale ceases to be employed by the Company, if the termination of his employment by Mr. Vitale or the Company is for any reason other than as hereinafter set forth in clauses (ii), (iii) or (iv); (ii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company on account of Mr. Vitale’s disability; (iii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company, if Mr. Vitale dies while employed by the Company; or (iv) the date on which Mr. Vitale ceases to be employed by the Company, if the termination is for cause. If Mr. Vitale engages in conduct that constitutes cause after Mr. Vitale’s employment terminates, the option immediately terminates. Notwithstanding the foregoing, in no event may the option be exercised after the date that is immediately before the tenth anniversary of the date of grant. Except as described above, any portion of the option that is not exercisable at the time Mr. Vitale has a termination of employment with the Company immediately terminates. The fair value of the option was $252,000 as of the date of grant using the Black-Scholes fair value option valuation model. The following assumptions were used for determining the fair value of the option: expected volatility of 38.04%; average risk-free interest rate of 1.46%; dividend yield of 0%; and expected life of 7.5 years. As of April 30, 2023, the option has not been exercised, cancelled or forfeited.

The Company recognized non-cash compensation expense related to the option of $51,000 and $25,000 during 2023 and 2022. As of April 30, 2023, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. The option could be dilutive to earnings per share in the future. As of April 30, 2022, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

On December 31, 2022 and 2021, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the Equity Plan equal to $30,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $11.55 and $15.20 on December 31, 2022 and 2021, the Company issued a total of 7,791 and 5,919 deferred common share units to members of the Company’s Board of Directors. Each deferred common share unit represents the right to receive one share of Common Stock within 30 days after the first day of the month to follow such director’s termination of service as a director of the Company.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units ratably over the director’s service in office during the calendar year, was $90,000 for each of 2023 and 2022. At April 30, 2023 and 2022, there was $30,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of the following fiscal year.

(12)        OTHER INCOME

Other income of $1,803,000 for 2023 primarily consists of the sale of all of the Company’s minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado. Other income of $261,000 for 2022 primarily consists of $185,000 received in connection with the bankruptcy of a warranty provider, $45,000 of debt forgiveness with respect to a note payable and $30,000 earned from a life insurance policy for a retired executive of the Company.

(13)        INCOME TAXES

Worthless Stock Deduction

Palm Coast Data Holdco, Inc., a subsidiary of the Company, had previously been the owner of the Company’s fulfillment services business. During 2023, the Company converted Palm Coast Data Holdco, Inc. to a limited liability company and made an election to treat the limited liability company as a disregarded entity for U.S. federal income tax purposes. This resulted in a worthless stock deduction for tax purposes. As a result of the worthless stock deduction, the Company incurred an operating tax loss of $62,180,000, yielding an income tax benefit of $13,058,000 for U.S. federal corporate income taxes and an income tax benefit of $3,013,000 for New Mexico state corporate income taxes. The Company expects its operations to generate sufficient taxable income to fully utilize the tax benefit of this tax loss. The full tax benefit expected from the Company’s worthless stock deduction was accrued during 2023 and reflected as a reduction to the Company’s (benefit) provision for income taxes and an increase in deferred income taxes, net without any valuation allowance.

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

This tax loss may be subject to audit and possible adjustment by the U.S. Internal Revenue Service (“IRS”), which could result in a reversal of none, part or all of the income tax benefit or could result in a benefit higher than the amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, the Company may have to pay additional cash income taxes, which would adversely affect the Company’s results of operations, financial condition and cash flows. The Company cannot guarantee what the ultimate outcome or amount of the tax benefit the Company will receive, if any. Under federal income tax law, net operating losses have an unlimited carryforward period and the deductibility of such federal net operating losses is limited to 80% of taxable income in any year during the carryforward period.

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

Provision for Income Taxes and Deferred Income Tax Asset

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2023	2022
Current:
Federal	$—	$2,876
State and local	35	1,062
	35	3,938
Deferred:
Federal	(10,555)	1,333
State and local	(3,629)	433
	(14,184)	1,766
Total (benefit) provision for income taxes	$(14,149)	$5,704

The components of the net deferred income taxes are as follows (in thousands):

	April 30,
	2023	2022
Deferred income tax assets:
State tax loss carryforwards	$2,921	$4,199
U.S. federal NOL carryforward	10,010	—
Accrued pension costs	—	9
Vacation accrual	9	14
Real estate basis differences	3,233	3,441
Other	284	230
Total deferred income tax assets	16,457	7,893

Deferred income tax liabilities:
Depreciable assets	(19)	—
Deferred gains on investment assets	(2,474)	(2,387)
Prepaid pension costs	(576)	(363)
Other	(43)	(36)
Total deferred income tax liabilities	(3,112)	(2,786)
Valuation allowance for realization of certain deferred income tax assets	(852)	(4,149)
Net deferred income tax asset	$12,493	$958

A valuation allowance is provided when it is considered more likely than not that certain deferred tax assets will not be realized. The valuation allowance relates primarily to deferred tax assets, including net operating loss carryforwards, in states where the Company either has no current operations or its operations are not considered likely to realize the deferred tax assets due to the amount of the applicable state net operating loss or its expected expiration date. The $3,297,000 decrease in the valuation allowance in 2023 is due to a reevaluation of state net operating losses expected to be realizable.

The Company has federal net operating loss carryforwards of $47,670,000, which do not have an expiration. The Company has state net operating loss carryforwards of $55,930,000 that expire beginning in the fiscal year ending April 30, 2038.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision (in thousands):

	Year Ended April 30,
	2023	2022
Computed tax provision at statutory rate	$1,614	$4,526
Increase (reduction) in tax resulting from:
Deferred tax rate changes	105	(453)
Change in valuation allowances	(3,297)	183
State income taxes, net of federal income tax effect	(2,222)	1,095
Permanent items	(13,057)	—
Other	2,708	353
Actual tax (benefit) provision	$(14,149)	$5,704

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Federal tax returns prior to the fiscal year ended April 30, 2018 are no longer subject to examination due to the expiration of the statute of limitations. State tax returns prior to the fiscal year ended April 30, 2020 are no longer subject to examination due to the expiration of the applicable statutes of limitations.

ASC 740 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The Company has no unrecognized tax benefits for 2023 and 2022.

The Company has elected to include interest and penalties in its income tax expense. The Company had no accrued interest or penalties as of April 30, 2023 and 2022.

(14)        LEASE COMMITMENTS

The Company leases an office and office equipment in Pennsylvania and office equipment in New Mexico. The leases are generally non-cancelable operating leases with an initial term of two to five years. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease agreements do not contain any residual value guarantees or material restrictive covenants. As of April 30, 2023, right-of-use assets and lease liabilities were $93,000 and $95,000. As of April 30, 2022, right-of-use assets and lease liabilities were $118,000 and $117,000. Total operating lease expense was $56,000 and $30,000 for 2023 and 2022.

Remaining operating lease payments subsequent to April 30, 2023 are $26,000 in fiscal year 2024, $27,000 in fiscal year 2025, $29,000 in fiscal year 2026 and $9,000 in subsequent years.  Remaining operating lease payments had imputed interest resulting in a present value of lease liabilities of $83,000. For 2023, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 3.34 years and 5.50%. For 2022, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 4.34 years and 5.50%. The lease contracts for the Company generally do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

(15)        STOCK REPURCHASES

In March 2022, the Company repurchased 2,096,061 shares of common stock of the Company at a price of $10.45 per share in a privately negotiated transaction. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

(16)        RISKS AND UNCERTAINTIES

During 2023 and 2022, the Company has experienced supply chain constraints, increases in the prices of building materials, shortages of skilled labor and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2023 and 2022 and has signaled it expects additional future interest rate increases, which has resulted in a significant increase in mortgage interest rates during 2023 and 2022, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability and have caused many potential homebuyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has increased sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of calendar year 2023.

Future economic conditions and the demand for land and homes are subject to continued uncertainty due to many factors, including the recent increase in mortgage interest rates, higher inflation, low supplies of new and existing home inventory available for sale, ongoing disruptions from supply chain challenges and labor shortages, the ongoing impact of the COVID-19 pandemic and government directives, and other factors.

(17)        INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
2023(a)
Revenues	$34,404	$14,272	$—	$48,676
Net income (loss)	$13,331	$3,348	$5,111	$21,790
Capital expenditures	$118	$13	$—	$131
Total assets as of April 30, 2023	$95,457	$6,105	$14,333	$115,895

2022(a)
Revenues	$40,827	$11,201	$6,898	$58,926
Net income (loss)	$15,322	$1,626	$(1,086)	$15,862
Capital expenditures	$1,272	$15	$—	$1,287
Total assets as of April 30, 2022	$86,991	$5,631	$2,295	$94,917

(a)

Revenue information provided for each segment may include amounts classified as building sales and other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of April 30, 2023 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Director”, “The Board of Directors and its Committees” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Information about the Company’s Executive Officers.”

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)            1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

●	Management’s Annual Report on Internal Control Over Financial Reporting
●	Report of Independent Registered Public Accounting Firm dated July 25, 2023 – Baker Tilly US, LLP (PCAOB ID #23)
●	Report of Independent Registered Public Accounting Firm dated July 21, 2022 – Marcum LLP (PCAOB ID #688)
●	Consolidated Balance Sheets – April 30, 2023 and 2022
●	Consolidated Statements of Operations for the Years Ended April 30, 2023 and April 30, 2022
●	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2023 and April 30, 2022
●	Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2023 and April 30, 2022
●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2023 and April 30, 2022
●	Notes to Consolidated Financial Statements

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

Dated: July 25, 2023

	By:	/s/ Adrienne M. Uleau
	Name:	Adrienne M. Uleau
	Title:	Vice President, Finance and Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher V. Vitale Christopher V. Vitale	President, Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2023
/s/ Adrienne M. Uleau Adrienne M. Uleau	Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)	July 25, 2023
/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 25, 2023
/s/ Robert E. Robotti Robert E. Robotti	Director	July 25, 2023
/s/ Albert V. Russo Albert V. Russo	Director	July 25, 2023

EXHIBIT INDEX
NUMBER		ITEM
3.1		Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
3.2		By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed December 12, 2022)
4.1	(b)	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act.
10.2

Business Loan Agreement, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.3

Promissory Note, dated February 3, 2020, by Mountain Hawk East Development Company LLC in favor of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.4

Line of Credit Mortgage, dated as of February 3, 2020, between Sandia Laboratory Federal Credit Union and Mountain Hawk East Development Company LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.5

Commercial Guaranty, dated as of February 3, 2020, made by AMREP Southwest Inc. for the benefit of Sandia Laboratory Federal Credit Union. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed February 3, 2020)

10.6		Promissory Note, dated as of June 15, 2020, between MesoAM LLC and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 19, 2020)
10.7

Mortgage, Security Agreement and Fixture Filing, dated as of June 15, 2020, by Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.8

Development Loan Agreement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.9

Non-Revolving Line of Credit Promissory Note, dated June 19, 2020, by Lavender Fields, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.10

Mortgage, Security Agreement and Financing Statement, dated as of June 19, 2020, between BOKF, NA dba Bank of Albuquerque and Lavender Fields, LLC. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.11

Guaranty Agreement, dated as of June 19, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed June 19, 2020)

10.12

Development Loan Agreement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.13

Non-Revolving Line of Credit Promissory Note, dated September 22, 2020, by Lomas Encantadas Development Company, LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.14

Mortgage, Security Agreement and Financing Statement, dated as of September 22, 2020, between BOKF, NA dba Bank of Albuquerque and Lomas Encantadas Development Company, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.15

Guaranty Agreement, dated as of September 22, 2020, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed September 23, 2020)

10.16

Development Loan Agreement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.17

Non-Revolving Line of Credit Promissory Note, dated January 21, 2021, by Mountain Hawk West Development Company LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.18

Mortgage, Security Agreement and Financing Statement, dated as of January 21, 2021, between BOKF, NA dba Bank of Albuquerque and Mountain Hawk West Development Company LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.19

Guaranty Agreement, dated as of January 21, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 25, 2021)

10.20

Loan Agreement, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.21

First Modification Agreement, dated January 25, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc., to Loan Agreement, dated as of February 3, 2021. (Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K filed July 21, 2022)

10.22

Second Modification Agreement, dated April 13, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc., to Loan Agreement, dated as of February 3, 2021. (Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed July 21, 2022)

10.23

Third Modification Agreement, dated August 15, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.24	(b)	Fourth Modification Agreement, dated February 4, 2023, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc.
10.25

Revolving Line of Credit Promissory Note, dated February 3, 2021, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.26

First Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2022, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.27

Line of Credit Mortgage, Security Agreement and Fixture Filing, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.28

Development Loan Agreement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.29

Non-Revolving Line of Credit Promissory Note, dated June 24, 2021, by Wymont LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.30

Mortgage, Security Agreement and Financing Statement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.31

Guaranty Agreement, dated as of June 24, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.32	(a)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.33	(a)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.34	(a)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.35	(a)

Employment Agreement, dated November 1, 2021, by and between AMREP Corporation and Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

10.36	(a)

Stock Option Grant, dated as of November 1, 2021, delivered by AMREP Corporation to Christopher V. Vitale. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

16.1		Letter, dated September 12, 2022, from Marcum LLP. (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed September 14, 2022)
21	(b)	Subsidiaries of Registrant.

23.1	(b)	Consent of Baker Tilly US, LLP.
23.2	(b)	Consent of Marcum LLP.
31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(a)  Management contract or compensatory plan or arrangement in which directors or officers participate.

(b)  Filed herewith.