Form 10-Q
period 2023-07-31
AMREP CORP.
filed 2023-09-13
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 12, 2023 – 5,271,309.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	July 31,	April 30,
	2023	2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$21,777	$19,993
Real estate inventory	63,443	65,625
Investment assets, net	16,544	13,747
Other assets	2,562	3,249
Income taxes receivable	—	41
Deferred income taxes, net	11,857	12,493
Prepaid pension costs	724	747
TOTAL ASSETS	$116,907	$115,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$4,460	$4,851
Notes payable	41	44
Income taxes payable	48	—
TOTAL LIABILITIES	4,549	4,895

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,271,309 at July 31, 2023 and 5,254,909 at April 30, 2023	526	526
Capital contributed in excess of par value	32,698	32,686
Retained earnings	77,964	76,618
Accumulated other comprehensive income (loss), net	1,170	1,170
TOTAL SHAREHOLDERS’ EQUITY	112,358	111,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,907	$115,895

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months ended July 31, 2023 and 2022

(Amounts in thousands, except per share amounts)

	Three Months ended
	July 31,
	2023	2022
REVENUES:
Land sale revenues	$6,658	$5,172
Home sale revenues	3,402	5,439
Other revenues	229	96
Total revenues	10,289	10,707

COSTS AND EXPENSES:
Land sale cost of revenues, net	4,281	3,307
Home sale cost of revenues	2,391	3,663
Other cost of revenues	19	—
General and administrative expenses	1,575	1,171
Total costs and expenses	8,266	8,141
Operating income	2,023	2,566

Interest income, net	48	7
Income before income taxes	2,071	2,573

Provision for income taxes	725	661
Net income	$1,346	$1,912

Basic earnings per share	$0.25	$0.36
Diluted earnings per share	$0.25	$0.36
Weighted average number of common shares outstanding – basic	5,292	5,274
Weighted average number of common shares outstanding – diluted	5,325	5,296

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months ended July 31, 2023 and 2022

(Amounts in thousands)

	Three Months ended
	July 31,
	2023	2022
Net income	$1,346	$1,912
Other comprehensive income, net of tax:
Decrease in pension liability	—	97
Income tax effect	—	(31)
Decrease in pension liability, net of tax	—	66

Other comprehensive income	—	66
Total comprehensive income	$1,346	$1,978

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months ended July 31, 2023 and 2022

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, May 1, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$83,162
Issuance of restricted common stock	15	2	162	—	—	164
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Net income	—	—	—	1,912	—	1,912
Other comprehensive income	—	—	—	—	66	66
Balance, July 31, 2022	5,255	$526	$32,558	$56,740	$(4,507)	$85,317

Balance, May 1, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000
Issuance of restricted common stock	16	—	—	—	—	—
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Net income	—	—	—	1,346	—	1,346
Balance, July 31, 2023	5,271	$526	$32,698	$77,964	$1,170	$112,358

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months ended July 31, 2023 and 2022

(Amounts in thousands)

	Three Months ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,346	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32	8
Non-cash credits and charges:
Stock-based compensation	48	36
Deferred income tax provision	636	—
Net periodic pension cost	23	(124)
Changes in assets and liabilities:
Real estate inventory and investment assets	(634)	(1,299)
Other assets	684	56
Accounts payable and accrued expenses	(397)	(1,107)
Taxes (receivable) payable, net	89	780
Net cash provided by operating activities	1,827	262

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(40)	(118)
Net cash used in investing activities	(40)	(118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	—	50
Principal debt payments	(3)	—
Net cash provided by (used in) financing activities	(3)	50

Increase in cash and cash equivalents	1,784	194
Cash and cash equivalents, beginning of period	19,993	15,721
Cash and cash equivalents, end of period	$21,777	$15,915

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$16

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2023 and 2022

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by AMREP Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales. Unless the context otherwise indicates, all references to the Company in this quarterly report on Form 10-Q include the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair statement of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2024 and 2023 are to the fiscal years ending April 30, 2024 and 2023.

The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2023, which was filed with the SEC on July 25, 2023 (the “2023 Form 10-K”). The significant accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the 2023 Form 10-K. There are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its unaudited condensed consolidated financial statements.

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	July 31,	April 30,
	2023	2023
Land inventory in New Mexico	$56,688	$59,361
Land inventory in Colorado	3,452	3,445
Homebuilding model inventory	1,070	1,171
Homebuilding construction in process	2,233	1,648
Total	$63,443	$65,625

(3)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	July 31,	April 30,
	2023	2023
Land held for long-term investment	$9,108	$8,961
Owned real estate leased or intended to be leased	7,471	4,802
Less accumulated depreciation	(35)	(16)
Owned real estate leased or intended to be leased, net	7,436	4,786
Total	$16,544	$13,747

As of July 31, 2023, nine homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. As of April 30, 2023, eight homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. Depreciation associated with owned real estate leased or intended to be leased was $19,000 for the three months ended July 31, 2023 and there was no such depreciation for the three months ended July 31, 2022.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	July 31,	April 30,
	2023	2023
Prepaid expenses	$882	$1,536
Miscellaneous assets	302	362
Property	1,260	1,251
Equipment	396	366
Less accumulated depreciation of property and equipment	(278)	(266)
Property and equipment, net	1,378	1,351
Total	$2,562	$3,249

Prepaid expenses as of July 31, 2023 primarily consist of insurance and income and real estate taxes. Prepaid expenses as of April 30, 2023 primarily consist of a land development cash collateralized performance guaranty, stock compensation, insurance and income and real estate taxes. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $6,000 for each of the three months ended July 31, 2023 and July 31, 2022. Depreciation expense associated with property and equipment was $12,000 and $8,000 for the three months ended July 31, 2023 and July 31, 2022.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	July 31,	April 30,
	2023	2023
Land development and homebuilding operations
Accrued expenses	$1,092	$1,028
Trade payables	1,537	1,870
Customer deposits	1,364	1,319
	3,993	4,217
Corporate operations	467	634
Total	$4,460	$4,851

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable as of July 31, 2023 (dollars in thousands):

		Principal Amount
		Available for	Outstanding
		New Borrowings	Principal Amount
		July 31,	July 31,	April 30,
Loan Identifier	Lender	2023	2023	2023
Revolving Line of Credit	BOKF	$4,177	$—	$—
La Mirada	BOKF	—	—	—
Equipment Financing	DC	—	41	44
Total		$4,177	$41	$44

(data as of July 31, 2023)		Mortgaged Property
Loan Identifier	Interest Rate	Book Value	Scheduled Maturity
Revolving Line of Credit	8.37%	$1,721	August 2025
La Mirada	8.37%	8,868	June 2024
Equipment Financing	2.35%	41	June 2028

(data for three months ended July 31)	Principal Repayments		Capitalized Interest and Fees
Loan Identifier	2023	2022	2023	2022
Revolving Line of Credit	$—	$—	$—	$—
La Mirada	—	—	—	16
Equipment Financing	3	—	—	—
Total	$3	$—	$—	$16

As of July 31, 2023, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about each of the above notes payable.

As of July 31, 2023, the Company had (a) a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $1,323,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. As of July 31, 2023, the Company had loan reserves outstanding under its note payable for La Mirada in the aggregate principal amount of $2,364,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company. The amounts under the letter of credit and loan reserves are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to July 31, 2023 (in thousands):

Fiscal Year	Scheduled Payments
2024	$6
2025	8
2026	8
Thereafter	19
Total	$41

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are from homes constructed and sold by the Company in the Albuquerque, New Mexico metropolitan area.

Other revenues. Other revenues consist of (in thousands):

	Three Months
	Ended July 31,
	2023	2022
Oil and gas royalties	$—	$57
Landscaping revenues	112	—
Miscellaneous other revenues	117	39
Total	$229	$96

Refer to Note 7 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about the categories of other revenues.

Miscellaneous other revenues for the three months ended July 31, 2023 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues. Miscellaneous other revenues for the three months ended July 31, 2022 primarily consist of a non-refundable option payment and a forfeited deposit.

Major customers. Substantially all of the land sale revenues were received from four customers for the three months ended July 31, 2023 and three customers for the three months ended July 31, 2022. Other than receivables for immaterial amounts, there were no outstanding receivables from these customers as of July 31, 2023 or July 31, 2022. There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended July 31, 2023. The revenues from each such customer for the three months ended July 31, 2023 were as follows: $2,914,000 and $2,795,000, with each of these revenues reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended July 31, 2022. The revenues for each such customer for the three months ended July 31, 2022 were as follows: $2,360,000 and $2,341,000, with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consist of (in thousands):

	Three Months Ended
	July 31,
	2023	2022
Land sale cost of revenues	$5,166	$3,832
Less:
Public improvement district reimbursements	(201)	(291)
Private infrastructure covenant reimbursements	(135)	(180)
Payments for impact fee credits	(549)	(54)
Land sale cost of revenues, net	$4,281	$3,307

Home sale cost of revenues includes costs for residential homes that were sold.

Other cost of revenues for the three months ended July 31, 2023 consist of expenses associated with the cost of goods sold for landscaping services. There were no other cost of revenues for the three months ended July 31, 2022.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended July 31,
	2023	2022
Land development	$831	$607
Homebuilding	291	257
Corporate	453	307
Total	$1,575	$1,171

(10)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded no other comprehensive income for the three months ended July 31, 2023. The Company recorded, net of tax, other comprehensive income of $66,000 for the three months ended July 31, 2022 to account for the net effect of changes to the pension liability. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan for the three months ended July 31, 2023 or July 31, 2022.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the three months ended July 31, 2023 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2023	26,267
Granted during the three months ended July 31, 2023	16,400
Vested during the three months ended July 31, 2023	(12,199)
Forfeited during the three months ended July 31, 2023	—
Non-vested as of July 31, 2023	30,468

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $36,000 and $22,000 for the three months ended July 31, 2023 and July 31, 2022. As of July 31, 2023, there was $384,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan that had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share. As of July 31, 2023, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $12,000 and $13,000 for the three months ended July 31, 2023 and July 31, 2022. As of July 31, 2023 , the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. As of July 31, 2022, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $23,000 for each of the three months ended July 31, 2023 and July 31, 2022. As of July 31, 2023, there was $53,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2023. As of July 31, 2022, there was $53,000 of accrued compensation expense related to the deferred stock units issued in December 2022.

(11)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended July 31, 2023 (a)
Revenues	$7,486	$2,803	$—	$10,289
Net income (loss)	$1,701	$802	$(1,157)	$1,346
Capital expenditures	$10	$30	$—	$40
Total assets as of July 31, 2023	$96,158	$7,535	$13,214	$116,907

Three months ended July 31, 2022 (a)
Revenues	$6,166	$4,541	$—	$10,707
Net income (loss)	$1,262	$1,003	$(353)	$1,912
Capital expenditures	$117	$—	$—	$117
Total assets as of July 31, 2022	$87,671	$6,068	$3,062	$96,801
(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. Unless the context otherwise indicates, all references to the Company in this quarterly report on Form 10-Q include the Company and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s unaudited condensed consolidated results of operations and financial condition. The information contained in this Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2023, which was filed with the Securities and Exchange Commission on July 25, 2023 (the “2023 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2024 and 2023 are to the fiscal years ending April 30, 2024 and 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2023 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2023 Form 10-K. The preparation of the unaudited condensed consolidated financial statements included in this report on Form 10-Q required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2023 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2023 Form 10-K. The Company did not adopt any accounting policy in the three months ended July 31, 2023 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2023, the Company had net income of $1,346,000, or $0.25 per diluted share, compared to net income of $1,912,000, or $0.36 per diluted share, for the three months ended July 31, 2022.

During the three months ended July 31, 2023 and July 31, 2022, the Company experienced supply chain constraints, increases in the prices and shortages of skilled labor and certain building materials and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2024 and 2023, which has resulted in a significant increase in mortgage interest rates during 2024 and 2023, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability and have caused many potential homebuyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has provided sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of 2024. In addition, the Company has reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty, which is expected to result in reduced developed residential revenues in the Company’s land development business segment during the remainder of 2024 as compared to 2023.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months ended July 31,
	2023	2022	Increase (decrease)
Land sale revenues	$6,658	$5,172	$1,486	29%
Home sale revenues	3,402	5,439	(2,037)	(37)%
Other revenues	229	96	133	(a)
Total	$10,289	$10,707	(418)	(4)%

(a)	Percentage not meaningful.

●	The change in land sale revenues for the three months ended July 31, 2023 compared to the prior period was primarily due to an increase in revenue from sales of developed residential land, developed commercial land and undeveloped land. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months ended July 31, 2023
	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	10.5	$6,225	$593
Commercial	0.8	404	522
Total Developed	11.3	6,629	588
Undeveloped	7.5	29	4
Total	18.8	$6,658	355

	Three Months ended July 31, 2022
	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	9.9	$5,152	$520
Commercial	—	—	—
Total Developed	9.9	5,152	520
Undeveloped	2.9	20	7
Total	12.8	$5,172	404

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three months ended July 31, 2023 compared to the prior period were primarily due to the location and mix of land sold and, with respect to developed residential land, increases in land sale prices.

●	The change in home sale revenues for the three months ended July 31, 2023 compared to the prior period was primarily due to a decrease in the number of homes sold as a result of a reduction in demand (including from the affordability challenges described above), supply chain constraints, shortages of skilled labor and delays in municipal approvals and inspections offset in part by an increase in average selling prices. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months ended July 31,
	2023	2022
Homes sold	6	11
Average selling price	$567	$494

As of July 31, 2023, the Company had 23 homes in production, including 19 homes under contract, which homes under contract represented $9,524,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of July 31, 2022, the Company had 32 homes in production, including 13 homes under contract, which homes under contract represented $7,535,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

1  Revenues per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

●	Other revenues consist of (in thousands):

	Three Months ended July 31,
	2023	2022
Oil and gas royalties	$—	$57
Landscaping revenues	112	—
Miscellaneous other revenues	117	39
Total	$229	$96

Refer to Note 7 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about the categories of other revenues.

Miscellaneous other revenues for the three months ended July 31, 2023 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues. Miscellaneous other revenues for the three months ended July 31, 2022 primarily consist of a non-refundable option payment and a forfeited deposit.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months ended July 31,
	2023	2022	Increase (decrease)
Land sale cost of revenues, net	$4,281	$3,307	$974	29%
Home sale cost of revenues	2,391	3,663	(1,272)	(34)%
Other cost of revenues	19	—	138	(a)
Total	$6,691	$6,970	(279)	(4)%

●	Land sale cost of revenues, net consist of (in thousands):

	Three Months ended July 31,
	2023	2022
Land sale cost of revenues	$5,166	$3,832
Less:
Public improvement district reimbursements	(201)	(291)
Private infrastructure covenant reimbursements	(135)	(180)
Payments for impact fee credits	(549)	(54)
Land sale cost of revenues, net	$4,281	$3,307

Land sale gross margins were 36% for the three months ended July 31, 2023 compared to 36% for the three months ended July 31, 2022. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related gross margin from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

●	The change in home sale cost of revenues for the three months ended July 31, 2023 compared to the prior period was primarily due to a decrease in the number of homes sold offset in part by increases in the prices of skilled labor and certain building materials. Home sale gross margins were 29% for the three months ended July 31, 2023 compared to 33% for the three months ended July 31, 2022. The change in gross margin was primarily due to the location, size and mix of homes sold and to increases in the prices of skilled labor and certain building materials.
●	Other cost of revenues for the three months ended July 31, 2023 consist of cost of goods sold for landscaping services. There were no other cost of revenues for the three months ended July 31, 2022.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months ended July 31,
	2023	2022	Increase (decrease)
Land development	$831	$607	$224	37%
Homebuilding	291	257	34	13%
Corporate	453	307	146	48%
Total	$1,575	$1,171	404	35%

●	The change in land development general and administrative expenses for the three months ended July 31, 2023 compared to the prior period was primarily due to an increase in the accrual for property taxes. The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three months ended July 31, 2023 or July 31, 2022. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.
●	The change in homebuilding general and administrative expenses for the three months ended July 31, 2023 compared to the prior period was primarily due to expansion of the Company’s homebuilding operations.
●	The change in corporate general and administrative expenses for the three months ended July 31, 2023 compared to the prior period was primarily due to increases in pension benefit expenses and professional services offset in part by decreases in payroll, office rent and expenses and depreciation.

Interest Income (Expense). Interest income (expense), net increased to $48,000 for the three months ended July 31, 2023 from $7,000 for the three months ended July 31, 2022. There were no interest and loan costs capitalized in real estate inventory in the three months ended July 31, 2023. Interest and loan costs of $16,000 were capitalized in real estate inventory in the three months ended July 31, 2022.

Income Taxes. The Company had a provision for income taxes of $725,000 and $661,000 for the three months ended July 31, 2023 and July 31, 2022 related to the amount of income before income taxes during each period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $21,777,000 and $19,993,000 as of July 31, 2023 and April 30, 2023. AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on its available cash and on cash from subsidiaries to pay expenses and fund operations. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the real estate industry and the economy generally.

Except as described below, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.

Cash Flow. The following presents information on cash flows (dollars in thousands):

	Three Months ended July 31,
	2023	2022	Increase (decrease)
Net cash provided by operating activities	$1,827	$262	$1,565	(a)
Net cash used in investing activities	(40)	(118)	78	66%
Net cash provided by (used in) financing activities	(3)	50	(53)	(a)
Increase (decrease) in cash and cash equivalents	$1,784	$194	1,590	(a)

(a)	Percentage not meaningful.

●	Operating Activities. The net cash provided by operating activities for the three months ended July 31, 2023 was primarily due to cash generated from business operations and a reduction real estate inventory and other assets offset in part by an increase in investment assets and a reduction in accounts payable and accrued expenses. The net cash provided by operating activities for the three months ended July 31, 2022 was primarily due to cash generated from business operations and an increase in taxes payable offset in part by an increase in real estate inventory and investment assets and a reduction in accounts payable and accrued expenses.
●	Investing Activities. The net cash used in investing activities for each of the three months ended July 31, 2023 and July 31, 2022 was primarily due to an increase in capital expenditures of property and equipment.
●	Financing Activities. The net cash used in financing activities for the three months ended July 31, 2023 was primarily due to payments on the equipment financing. The net cash provided by financing activities for the three months ended July 31, 2022 was primarily due to proceeds from equipment financing. Notes payable decreased from $44,000 as of April 30, 2023 to $41,000 as of July 31, 2023 primarily due to principal debt repayments. Refer to Note 6 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding each of the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	July 31,	April 30,
	2023	2023	Increase (decrease)
Real estate inventory	$63,443	$65,625	$(2,182)	(3)%
Investment assets, net	16,544	13,747	2,797	20%
Other assets	2,562	3,249	(687)	(21)%
Deferred income taxes, net	11,857	12,493	(636)	(5)%
Prepaid pension costs	724	747	(23)	(3)%
Accounts payable and accrued expenses	4,460	4,851	(391)	(8)%
Income taxes receivable (payable), net	(48)	41	(89)	(a)

(a)	Percentage not meaningful.

●	Real estate inventory consists of (in thousands):

	July 31,	April 30,
	2023	2023	Increase (decrease)
Land inventory in New Mexico	$56,688	$59,361	$(2,673)	(5)%
Land inventory in Colorado	3,452	3,445	7	(a)
Homebuilding model inventory	1,070	1,171	(101)	(9)%
Homebuilding construction in process	2,233	1,648	585	35%
Total	$63,443	$65,625

(a)	Percentage not meaningful.

Refer to Note 2 to the consolidated financial statements contained in 2023 Form 10-K for detail regarding real estate inventory. From April 30, 2023 to July 31, 2023, the change in land inventory in New Mexico was primarily due to the sale of land offset in part by land development activity, the change in homebuilding model inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to supply chain constraints, shortages of skilled labor and certain building materials and delays in municipal approvals and inspections causing construction cycle times to lengthen.

●	Investment assets consist of (in thousands):

	July 31,	April 30,
	2023	2023	Increase (decrease)
Land held for long-term investment	$9,108	$8,961	$147	2%
Owned real estate leased or intended to be leased	7,471	4,802	2,669	56%
Less accumulated depreciation	(35)	(16)	(19)	(a)
Owned real estate leased or intended to be leased, net	7,436	4,786	2,650	55%
Total	$16,544	$13,747

(a)	Percentage not meaningful.

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business.

Owned real estate leased or intended to be leased represents homes and buildings leased or intended to be leased to third parties. As of July 31, 2023, nine homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. As of April 30, 2023, eight homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. Given the impact on demand as a result of affordability challenges described above, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $19,000 for the three months ended July 31, 2023 and there was no such depreciation for the three months ended July 31, 2022.

●	From April 30, 2023 to July 31, 2023:
o	The change in other assets was primarily due to a decrease in prepaid expenses related to the termination of a land development cash collateralized performance guaranty.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes during the year.
o	The change in prepaid pension costs was primarily due to the funding levels of the Company’s frozen defined benefit pension plan. The Company recorded no other comprehensive income for the three months ended July 31, 2023. The Company recorded, net of tax, other comprehensive income of $66,000 for the three months ended July 31, 2022 to account for the net effect of changes to the pension liability.
o	The change in accounts payable and accrued expenses was primarily due to the payment of invoices and a decrease in accrued property taxes.
o	The change in taxes receivable (payable), net was primarily due to the payment of taxes and the accrual of state income taxes payable related to the amount of income before income taxes for the three months ended July 31, 2023.

Off-Balance Sheet Arrangements. As of July 31, 2023 and July 31, 2022, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in the 2023 Form 10-K for a discussion of recently issued accounting pronouncements.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) the conditions resulting in homebuyer affordability challenges persisting through 2024, (4) the amount of developed residential revenues in the Company’s land development business segment during the remainder of 2024, (5) the backlog of homes under contract and in production, the dollar amount of expected sale revenues when such homes are closed and homes and buildings leased or intended to be leased to third parties, (6) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (7) the future issuance of deferred stock units to directors of the Company, (8) the dilution to earnings per share that outstanding options to purchase shares of common stock of the Company may cause in the future and (9) the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of July 31, 2023 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

The following disclosure would otherwise be filed on Form 8-K under Item 5.03 (Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year):

On September 7, 2023, the Board of Directors of AMREP Corporation (the “Company”) amended the Bylaws of the Company effective as of September 7, 2023 to add a new Article VI of the Bylaws, which reads as follows:

“Unless the Corporation consents in writing to the selection of an alternative forum, the state courts located within the State of Oklahoma (or, if no such state court has jurisdiction, the United States District Court for the Western District of Oklahoma) shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Corporation; (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director or officer or other employee of the Corporation to the Corporation or the Corporation’s shareholders; (iii) any action asserting a claim against the Corporation or any current or former director or officer or other employee of the Corporation arising pursuant to any provision of the General Corporation Act of the State of Oklahoma, the Certificate of Incorporation of the Corporation (as it may be amended from time to tune) or these Bylaws (as they may be amended from time to tune); or (iv) any action asserting a claim against, related to or involving the Corporation or any current or former director or officer or other employee of the Corporation that is governed by the internal affairs doctrine. Unless the Corporation consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. To the fullest extent permitted by applicable law, any person or entity purchasing or otherwise acquiring or holding any interest in any security of the Corporation shall be deemed to have notice of and consented to this Article VI.”

A copy of the Bylaws, as amended with the addition of new Article VI, is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

The following disclosure would otherwise be filed on Form 8-K under Item 5.07 (Submission of Matters to a Vote of Security Holders):

The 2023 Annual Meeting of Shareholders of the Company was held on September 7, 2023. At the meeting, shareholders holding an aggregate of 4,724,681 shares of common stock, par value $.10, of the Company out of a total of 5,271,309 shares outstanding and entitled to vote, were present in person or represented by proxy.

At the meeting, Albert V. Russo was elected as a director of the Company in Class III by the final votes set forth opposite his name below, to hold office until the 2026 Annual Meeting of Shareholders and until his successor is elected and qualified:

		Votes	Broker Non-
	Votes For	Withheld	Votes
Albert V. Russo	2,377,314	1,198,032	1,149,335

The following proposals were voted on and approved at the meeting:

		Votes		Broker Non-
Proposal	Votes For	Against	Abstentions	Votes
Advisory vote on the compensation paid to the Company’s named executive officers	3,443,248	130,312	1,786	1,149,335
Ratification of the appointment of Baker Tilly US, LLP as the Company’s independent registered public accounting firm for the year ending April 30, 2024	4,555,101	2,749	166,831	0

Item 6. Exhibits

Exhibit Number	Description
3.1	Bylaws, as amended
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2023	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Bylaws, as amended
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)