Form 10-Q
period 2023-10-31
AMREP CORP.
filed 2023-12-11
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 6, 2023 – 5,271,309.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	October 31,	April 30,
	2023	2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,721	$19,993
Short-term investments	4,999	—
Real estate inventory	63,879	65,625
Investment assets, net	16,800	13,747
Other assets	2,836	3,249
Income taxes receivable	—	41
Deferred income taxes, net	11,824	12,493
Prepaid pension costs	702	747
TOTAL ASSETS	$117,761	$115,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$3,763	$4,851
Notes payable	39	44
Income taxes payable	416	—
TOTAL LIABILITIES	4,218	4,895

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,271,309 at October 31, 2023 and 5,254,909 at April 30, 2023	526	526
Capital contributed in excess of par value	32,775	32,686
Retained earnings	79,072	76,618
Accumulated other comprehensive income (loss), net	1,170	1,170
TOTAL SHAREHOLDERS’ EQUITY	113,543	111,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,761	$115,895

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months ended October 31, 2023 and 2022

(Amounts in thousands, except per share amounts)

	Three Months ended		Six Months ended
	October 31,		October 31,
	2023	2022	2023	2022
REVENUES:
Land sale revenues	$4,884	$12,849	$11,542	$18,021
Home sale revenues	3,521	2,906	6,923	8,345
Other revenues	449	394	678	490
Total revenues	8,854	16,149	19,143	26,856

COSTS AND EXPENSES:
Land sale cost of revenues, net	3,581	8,472	7,864	11,779
Home sale cost of revenues	2,513	2,051	4,903	5,714
Other cost of revenues	163	—	181	—
General and administrative expenses	1,546	1,155	3,121	2,325
Total costs and expenses	7,803	11,678	16,069	19,818
Operating income	1,051	4,471	3,074	7,038

Interest income, net	163	—	211	6
Income before income taxes	1,214	4,471	3,285	7,044

Provision for income taxes	106	850	831	1,511
Net income	$1,108	$3,621	$2,454	$5,533

Earnings per share – basic	$0.21	$0.69	$0.46	$1.05
Earnings per share – diluted	$0.21	$0.68	$0.46	$1.04
Weighted average number of common shares outstanding – basic	5,301	5,281	5,296	5,277
Weighted average number of common shares outstanding – diluted	5,339	5,307	5,333	5,302

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months ended October 31, 2023 and 2022

(Amounts in thousands)

	Three Months ended		Six Months ended
	October 31,		October 31,
	2023	2022	2023	2022
Net income	$1,108	$3,621	$2,454	$5,533
Other comprehensive income, net of tax:
Decrease in pension liability	—	110	1	207
Income tax effect	—	(33)	—	(64)
Decrease in pension liability, net of tax	—	77	1	143

Other comprehensive income	—	77	1	143
Total comprehensive income	$1,108	$3,698	$2,455	$5,676

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Six Months ended October 31, 2023 and 2022

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, August 1, 2022	5,255	$526	$32,558	$56,740	$(4,507)	$85,317
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Net income	—	—	—	3,621	—	3,621
Other comprehensive income	—	—	—	—	77	77
Balance, October 31, 2022	5,255	$526	$32,570	$60,361	$(4,430)	$89,027

Balance, August 1, 2023	5,271	$526	$32,698	$77,964	$1,170	$112,358
Stock compensation expense	—	—	64	—	—	64
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Net income	—	—	—	1,108	—	1,108
Balance, October 31, 2023	5,271	$526	$32,775	$79,072	$1,170	$113,543

Balance, May 1, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$83,162
Issuance of restricted common stock	15	2	162	—	—	164
Compensation related to issuance of option to purchase common stock	—	—	25	—	—	25
Net income	—	—	—	5,533	—	5,533
Other comprehensive income	—	—	—	—	143	143
Balance, October 31, 2022	5,255	$526	$32,570	$60,361	$(4,430)	$89,027

Balance, May 1, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	—	64	—	—	64
Compensation related to issuance of option to purchase common stock	—	—	25	—	—	25
Net income	—	—	—	2,454	—	2,454
Balance, October 31, 2023	5,271	$526	$32,775	$79,072	$1,170	$113,543

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months ended October 31, 2023 and 2022

(Amounts in thousands)

	Six Months ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,454	$5,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	76	22
Non-cash credits and charges:
Stock-based compensation	173	87
Deferred income tax provision	669	—
Net periodic pension cost	45	(247)
Changes in assets and liabilities:
Real estate inventory and investment assets	(1,355)	(2,741)
Other assets	447	(755)
Accounts payable and accrued expenses	(1,101)	(578)
Taxes payable (receivable), net	459	(2,255)
Net cash provided by (used in) operating activities	1,867	(934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(135)	(121)
Purchase of short-term investments	(4,999)	—
Net cash used in investing activities	(5,134)	(121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	—	50
Principal debt payments	(5)	(1,828)
Net cash used in financing activities	(5)	(1,778)

Decrease in cash and cash equivalents	(3,272)	(2,833)
Cash and cash equivalents, beginning of period	19,993	15,721
Cash and cash equivalents, end of period	$16,721	$12,888

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$49

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2023 and 2022

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

The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2023, which was filed with the SEC on July 25, 2023 (the “2023 Form 10-K”). The significant accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the 2023 Form 10-K, except for the following newly adopted policies:

●	Cash and Cash Equivalents: Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value because of changes in interest rates. A debt security is classified as a cash equivalent if it meets these criteria and has an original maturity of ninety days or less when purchased. Restricted cash consists of cash deposits with a bank that are restricted due to subdivision improvement agreements with a governmental authority. Interest payments on cash and cash equivalents are recorded as income on the statement of operations.
●	Short-Term Investments: Short-term investments are held-to-maturity debt investments that have original maturities of greater than ninety days when purchased and remaining maturities of less than one year. Held-to-maturity debt investments are debt investments, such as certificates of deposit and U.S. government securities, that the Company has the positive intent and ability to hold to maturity. Held-to-maturity debt investments are recorded at their original purchase amount (and are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable) with interest payments recorded as income on the statement of operations.

There are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its unaudited condensed consolidated financial statements.

(2)         CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of October 31, 2023, cash and cash equivalents and short-term investments consist of (in thousands):

	Cash and Cash	Short-Term
	Equivalents	Investments
Cash	$10,722	$—
Certificates of Deposit	—	2,000
U.S. Government Securities	5,999	2,999
Total	$16,721	$4,999

As of April 30, 2023, the Company had cash of $19,993,000 and no cash equivalents or short-term investments.

(3)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	October 31,	April 30,
	2023	2023
Land inventory in New Mexico	$55,554	$59,361
Land inventory in Colorado	3,462	3,445
Homebuilding model inventory	984	1,171
Homebuilding construction in process	3,879	1,648
Total	$63,879	$65,625

(4)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	October 31,	April 30,
	2023	2023
Land held for long-term investment	$9,118	$8,961
Owned real estate leased or intended to be leased	7,746	4,802
Less accumulated depreciation	(64)	(16)
Owned real estate leased or intended to be leased, net	7,682	4,786
Total	$16,800	$13,747

As of October 31, 2023, nine homes were leased to residential tenants and two buildings were leased to commercial tenants. As of April 30, 2023, eight homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. Depreciation associated with owned real estate leased or intended to be leased was $29,000 and $48,000 for the three and six months ended October 31, 2023 and there was no such depreciation for the three and six months ended October 31, 2022.

(5)          OTHER ASSETS

Other assets consist of (in thousands):

	October 31,	April 30,
	2023	2023
Prepaid expenses	$1,004	$1,536
Miscellaneous assets	375	362
Property	1,289	1,251
Equipment	462	366
Less accumulated depreciation of property and equipment	(294)	(266)
Property and equipment, net	1,457	1,351
Total	$2,836	$3,249

Prepaid expenses as of October 31, 2023 primarily consist of insurance, income taxes and land development cash collateralized performance guaranties. Prepaid expenses as of April 30, 2023 primarily consist of land development cash collateralized performance guaranties, stock compensation, insurance and income and real estate taxes. Amortized lease cost for right-of-use assets associated with leases of office facilities was $7,000 and $13,000 for the three and six months ended October 31, 2023 and $6,000 and $12,000 for the three and six months ended October 31, 2022. Depreciation expense associated with property and equipment was $16,000 and $28,000 for the three and six months ended October 31, 2023 and $15,000 and $22,000 for the three and six months ended October 31, 2022.

(6)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	October 31,	April 30,
	2023	2023
Land development and homebuilding operations
Accrued expenses	$1,416	$1,028
Trade payables	713	1,870
Customer deposits	1,204	1,319
	3,333	4,217
Corporate operations	430	634
Total	$3,763	$4,851

(7)          NOTES PAYABLE

The following tables present information on the Company’s notes payable as of October 31, 2023 (in thousands):

		Principal Amount
		Available for	Outstanding
		New Borrowings	Principal Amount
		October 31,	October 31,	April 30,
Loan Identifier	Lender	2023	2023	2023
Revolving Line of Credit	BOKF	$4,177	$—	$—
Equipment Financing	DC	—	39	44
Total		$4,177	$39	$44

	October 31, 2023
		Mortgaged Property
Loan Identifier	Interest Rate	Book Value	Scheduled Maturity
Revolving Line of Credit	8.47%	$1,721	August 2025
Equipment Financing	2.35%	39	June 2028

	Principal Repayments
	Three Months Ended		Six Months Ended
	October 31,		October 31,
Loan Identifier	2023	2022	2023	2022
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	2	2	5	2
Total	$2	$2	$5	$2

Capitalized Interest and Fees
	Three Months Ended		Six Months Ended
	October 31,		October 31,
Loan Identifier	2023	2022	2023	2022
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	—	—	—	—
Total	$—	$—	$—	$—

As of October 31, 2023, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about the above notes payable.

As of October 31, 2023, the Company had (a) a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $1,323,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the letter of credit and loan reserve are not reflected as outstanding principal in notes payable.

In June 2021, Wymont LLC (“Wymont”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between Wymont and BOKF, with respect to the La Mirada subdivision. The loan was scheduled to mature in June 2024. The Company made principal repayments of $1,826,000 during the six months ended October 31, 2022. All of the reserves under the loan were released during the three months ended October 31, 2023, the loan had no outstanding principal during the three and six months ended October 31, 2023 and the loan was terminated in October 2023.

The following table summarizes the notes payable scheduled principal repayments subsequent to October 31, 2023 (in thousands):

Fiscal Year	Scheduled Payments
2024	$4
2025	8
2026	8
Thereafter	19
Total	$39

(8)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are from homes constructed and sold by the Company in the Albuquerque, New Mexico metropolitan area.

Other revenues. Other revenues consist of (in thousands):

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2023	2022	2023	2022
Oil and gas royalties	$—	$49	$—	$106
Landscaping revenues	314	—	426	—
Miscellaneous other revenues	135	345	252	384
Total	$449	$394	$678	$490

Refer to Note 7 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about the categories of other revenues.

Miscellaneous other revenues for the three and six months ended October 31, 2023 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues. Miscellaneous other revenues for the three and six months ended October 31, 2022 primarily consist of a non-refundable option payment and forfeited deposits.

Major customers.

●	Substantially all of the land sale revenues were received from three customers for each of the three and six months ended October 31, 2023 and four customers for each of the three and six months ended October 31, 2022. Other than receivables for immaterial amounts, there were no outstanding receivables from these customers as of October 31, 2023 or October 31, 2022.
●	There was one customer that contributed in excess of 10% of the Company’s revenues for the three months ended October 31, 2023. The revenue from such customer for the three months ended October 31, 2023 was $3,200,000, with this revenue reported in the Company’s land development business segment. There were four customers that each contributed in excess of 10% of the Company’s revenues for the three months ended October 31, 2022. The revenues for each such customer for the three months ended October 31, 2022 were as follows: $4,400,000, $4,000,000, $2,000,000 and $1,900,000, with each of these revenues reported in the Company’s land development business segment.
●	There were two customers that each contributed in excess of 10% of the Company’s revenues for the six months ended October 31, 2023. The revenues from each such customer for the six months ended October 31, 2023 were as follows: $3,500,000 and

$6,000,000, with each of these revenues reported in the Company’s land development business segment. There were three customers that each contributed in excess of 10% of the Company’s revenues for the six months ended October 31, 2022. The revenues for each such customer for the six months ended October 31, 2022 were as follows: $4,400,000, $4,200,000 and $4,000,000, with each of these revenues reported in the Company’s land development business segment.

(9)          COST OF REVENUES

Land sale cost of revenues, net consist of (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Land sale cost of revenues	$4,234	$9,155	$9,401	$12,986
Less:
Public improvement district reimbursements	(45)	(34)	(246)	(325)
Private infrastructure covenant reimbursements	(139)	(114)	(274)	(293)
Payments for impact fee credits	(469)	(535)	(1,017)	(589)
Land sale cost of revenues, net	$3,581	$8,472	$7,864	$11,779

Home sale cost of revenues includes costs for residential homes that were sold.

Other cost of revenues for the three and six months ended October 31, 2023 consist of expenses associated with the cost of goods sold for landscaping services. There were no other cost of revenues for the three and six months ended October 31, 2022.

(10)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Land development	$834	$642	$1,665	$1,249
Homebuilding	313	274	604	531
Corporate	399	239	852	545
Total	$1,546	$1,155	$3,121	$2,325

(11)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded no other comprehensive income for the three and six months ended October 31, 2023. The Company recorded, net of tax, other comprehensive income of $77,000 and $143,000 for the three and six months ended October 31, 2022 to account for the net effect of changes to the pension liability. The Company funds the pension plan in compliance with IRS funding requirements. The Company did not make any contributions to the pension plan for the three and six months ended October 31, 2023 or October 31, 2022.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the six months ended October 31, 2023 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2023	26,267
Granted during the six months ended October 31, 2023	16,400
Vested during the six months ended October 31, 2023	(12,199)
Forfeited during the six months ended October 31, 2023	—
Non-vested as of October 31, 2023	30,468

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $42,000 and $103,000 for the three and six months ended October 31, 2023 and $51,000 and $87,000 for the three and six months ended October 31, 2022. As of October 31, 2023, there was $242,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan that had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share. As of October 31, 2023, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $13,000 and $25,000 for the three and six months ended October 31, 2023 and $12,000 and $25,000 for the three and six months ended October 31, 2022. As of October 31, 2023, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. As of October 31, 2022, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $23,000 and $45,000 for the three and six months ended October 31, 2023 and $23,000 and $45,000 for the three and six months ended October 31, 2022. As of October 31, 2023, there was $75,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2023. As of October 31, 2022, there was $75,000 of accrued compensation expense related to the deferred stock units issued in December 2022.

(12)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended October 31, 2023 (a)
Revenues	$5,899	$2,955	$—	$8,854
Net income (loss)	$771	$789	$(452)	$1,108
Capital expenditures	$93	$2	$—	$95

Three months ended October 31, 2022 (a)
Revenues	$13,737	$2,412	$—	$16,149
Net income (loss)	$3,003	$818	$(200)	$3,621
Capital expenditures	$6	$—	$—	$6

Six months ended October 31, 2023 (a)
Revenues	$13,384	$5,759	$—	$19,143
Net income (loss)	$2,503	$1,561	$(1,610)	$2,454
Capital expenditures	$128	$7	$—	$135
Total assets as of October 31, 2023	$94,039	$8,721	$15,001	$117,761

Six months ended October 31, 2022 (a)
Revenues	$19,904	$6,952	$—	$26,856
Net income (loss)	$4,265	$1,821	$(553)	$5,533
Capital expenditures	$121	$—	$—	$121
Total assets as of October 31, 2022	$89,624	$7,074	$(514)	$96,184
(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2023 condensed consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2023 Form 10-K. The preparation of the unaudited condensed consolidated financial statements included in this report on Form 10-Q required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2023 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the condensed consolidated financial statements contained in the 2023 Form 10-K. The Company did not adopt any accounting policy in the six months ended October 31, 2023 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended October 31, 2023, the Company had net income of $1,108,000, or $0.21 per diluted share, compared to net income of $3,621,000, or $0.68 per diluted share, for the three months ended October 31, 2022. For the six months ended October 31, 2023, the Company had net income of $2,454,000, or $0.46 per diluted share, compared to net income of $5,533,000, or $1.04 per diluted share, for the six months ended October 31, 2022.

During the six months ended October 31, 2023 and October 31, 2022, the Company experienced increases in the prices and also shortages of skilled labor and certain building materials and delays in municipal approvals and inspections in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2024 and 2023, which has resulted in a significant increase in mortgage interest rates during 2024 and 2023, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability and have caused many potential homebuyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has provided sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of 2024. In addition, the Company has reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty, which is expected to result in reduced developed residential revenues in the Company’s land development business segment during the remainder of 2024 as compared to 2023.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months ended October 31,
	2023	2022	Increase (decrease)
Land sale revenues	$4,884	$12,849	$(7,965)	(62)%
Home sale revenues	3,521	2,906	615	21%
Other revenues	449	394	55	14%
Total	$8,854	$16,149	(7,295)	(45)%

	Six Months ended October 31,
	2023	2022	Increase (decrease)
Land sale revenues	$11,542	$18,021	$(6,479)	(36)%
Home sale revenues	6,923	8,345	(1,422)	(17)%
Other revenues	678	490	188	38%
Total	$19,143	$26,856	(7,713)	(29)%

●	The change in land sale revenues for the three and six months ended October 31, 2023 compared to the prior periods was primarily due to a decrease in revenues from the sale of developed residential land, developed commercial land and undeveloped land. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months ended October 31, 2023			Three Months ended October 31, 2022
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	7.4	$4,698	$633	16.8	$10,886	$648
Commercial	0.7	145	200	2.2	1,888	858
Total Developed	8.1	4,843	595	19.0	12,774	672
Undeveloped	1.3	41	32	3.5	75	21
Total	9.4	$4,884	517	22.5	$12,849	571

	Six Months ended October 31, 2023			Six Months ended October 31, 2022
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	18.0	$10,923	$607	26.7	$16,038	$601
Commercial	1.5	549	366	2.2	1,888	858
Total Developed	19.5	11,472	589	28.9	17,926	620
Undeveloped	8.8	70	8	6.4	95	15
Total	28.3	$11,542	408	35.3	$18,021	511

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three and six months ended October 31, 2023 compared to the prior periods were primarily due to the location and mix of land sold.

●	The change in home sale revenues for the three and six months ended October 31, 2023 compared to the prior periods was primarily due to an increase in the number of homes sold, with changes in average selling prices during such periods primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Homes sold	7	5	13	16
Average selling price	$503	$581	$532	$522

As of October 31, 2023, the Company had 41 homes in production, including 16 homes under contract, which homes under contract represented $7,700,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of October 31, 2022, the Company had 32 homes in production, including 12 homes under contract, which homes under contract represented $6,300,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

1  Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

●	Other revenues consist of (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Oil and gas royalties	$—	$49	$—	$106
Landscaping revenues	314	—	426	—
Miscellaneous other revenues	135	345	252	384
Total	$449	$394	$678	$490

Refer to Note 7 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about the categories of other revenues.

Miscellaneous other revenues for the three and six months ended October 31, 2023 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues. Miscellaneous other revenues for the three and six months ended October 31, 2022 primarily consist of a non-refundable option payment and forfeited deposits.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months ended October 31,
	2023	2022	Increase (decrease)
Land sale cost of revenues, net	$3,581	$8,472	$(4,891)	(58)%
Home sale cost of revenues	2,513	2,051	462	23%
Other cost of revenues	163	—	163	(a)
Total	$6,257	$10,523	(4,264)	(41)%

	Six Months ended October 31,
	2023	2022	Increase (decrease)
Land sale cost of revenues, net	$7,865	$11,779	$(3,914)	(33)%
Home sale cost of revenues	4,903	5,714	(811)	(14)%
Other cost of revenues	181	—	181	(a)
Total	$12,949	$17,493	(4,544)	(26)%

(a)	Percentage not meaningful.

●	Land sale cost of revenues, net consist of (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Land sale cost of revenues	$4,234	$9,155	$9,401	$12,986
Less:
Public improvement district reimbursements	(45)	(34)	(246)	(325)
Private infrastructure covenant reimbursements	(139)	(114)	(274)	(293)
Payments for impact fee credits	(469)	(535)	(1,017)	(589)
Land sale cost of revenues, net	$3,581	$8,472	$7,864	$11,779

Land sale gross margins were 27% and 32% for the three and six months ended October 31, 2023 compared to 34% and 35% for the three and six months ended October 31, 2022. As a result of many factors, including the nature and timing of specific transactions and the type and location of land being sold, revenues, average selling prices and related gross margins from land sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

●	The change in home sale cost of revenues for the three and six months ended October 31, 2023 compared to the prior periods was primarily due to the number of homes sold. Home sale gross margins were 29% and 30% for the three and six months ended October 31, 2023 compared to 29% and 32% for the three and six months ended October 31, 2022. The change in gross margin was primarily due to the location, size and mix of homes sold and to increases in the prices of skilled labor and certain building materials.
●	Other cost of revenues for the three and six months ended October 31, 2023 consist of cost of goods sold for landscaping services. There were no other cost of revenues for the three and six months ended October 31, 2022.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months ended October 31,
	2023	2022	Increase (decrease)
Land development	$834	$642	$192	30%
Homebuilding	313	274	39	14%
Corporate	399	239	160	67%
Total	$1,546	$1,155	391	34%

	Six Months ended October 31,
	2023	2022	Increase (decrease)
Land development	$1,665	$1,249	$416	33%
Homebuilding	604	531	73	14%
Corporate	852	545	307	56%
Total	$3,121	$2,325	796	34%

●	The change in land development general and administrative expenses for the three and six months ended October 31, 2023 compared to the prior periods was primarily due to increases in the accrual for property taxes. The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three and six months ended October 31, 2023 or October 31, 2022. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.
●	The change in homebuilding general and administrative expenses for the three and six months ended October 31, 2023 compared to the prior periods was primarily due to expansion of the Company’s homebuilding operations.
●	The change in corporate general and administrative expenses for the three and six months ended October 31, 2023 compared to the prior periods was primarily due to increases in pension benefit expenses and professional services in connection with termination of the pension plan offset in part by decreases in payroll, office rent and depreciation.

Interest Income, Net. For the three months ended October 31, 2023, the Company had interest income, net of $163,000 compared to no interest income, net for the three months ended October 31, 2022. For the six months ended October 31, 2023, the Company had interest income, net of $211,000 compared to interest income, net of $6,000 for the six months ended October 31, 2022. There were no interest or loan costs capitalized in real estate inventory in the three and six months ended October 31, 2023. Interest and loan costs of $16,000 and $28,000 were capitalized in real estate inventory in the three and six months ended October 31, 2022.

Income Taxes. The Company had a provision for income taxes of $106,000 and $831,000 for the three and six months ended October 31, 2023 and $850,000 and $1,511,000 for the three and six months ended October 31, 2022 related to the amount of income before income taxes during each period.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2023, the Company had cash and cash equivalents and short-term investments as follows (in thousands):

	Cash and Cash	Short-Term
	Equivalents	Investments
Cash	$10,722	$—
Certificates of Deposit	—	2,000
U.S. Government Securities	5,999	2,999
Total	$16,721	$4,999

As of April 30, 2023, the Company had cash of $19,993,000 and no cash equivalents or short-term investments.

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

Cash Flow. The following presents information on cash flows (dollars in thousands):

	Six Months ended October 31,
	2023	2022
Net cash provided by (used in) operating activities	$1,867	$(934)
Net cash used in investing activities	(5,134)	(121)
Net cash provided by (used in) financing activities	(5)	(1,778)
Increase (decrease) in cash and cash equivalents	$(3,272)	$(2,833)

●	Operating Activities. The net cash provided by operating activities for the six months ended October 31, 2023 was primarily due to cash generated from business operations and a reduction real estate inventory and other assets offset in part by an increase in investment assets and a reduction in accounts payable and accrued expenses. The net cash used in operating activities for the six months ended October 31, 2022 was primarily due to cash generated from business operations and an increase in taxes payable offset in part by an increase in real estate inventory and investment assets and a reduction in accounts payable and accrued expenses.
●	Investing Activities. The net cash used in investing activities for the six months ended October 31, 2023 was primarily due to the purchase of short-term investments. The net cash used in investing activities for the six months ended October 31, 2022 was primarily due to an increase in capital expenditures for property and equipment.
●	Financing Activities. The net cash used in financing activities for the six months ended October 31, 2023 was due to principal debt repayments. The net cash used in financing activities for the six months ended October 31, 2022 was primarily due to principal debt repayments. Notes payable decreased from $44,000 as of April 30, 2023 to $39,000 as of October 31, 2023 primarily due to principal debt repayments. Refer to Note 7 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	October 31,	April 30,
	2023	2023	Increase (decrease)
Real estate inventory	$63,879	$65,625	$(1,746)	(3)%
Investment assets, net	16,800	13,747	3,053	22%
Other assets	2,836	3,249	(413)	(13)%
Deferred income taxes, net	11,824	12,493	(669)	(5)%
Prepaid pension costs	702	747	(45)	(6)%
Accounts payable and accrued expenses	3,763	4,851	(1,088)	(22)%
Income taxes receivable (payable), net	(417)	41	(458)	(a)

(a)	Percentage not meaningful.

●	Real estate inventory consists of (in thousands):

	October 31,	April 30,
	2023	2023	Increase (decrease)
Land inventory in New Mexico	$55,554	$59,361	$(3,807)	(6)%
Land inventory in Colorado	3,462	3,445	17	(a)
Homebuilding model inventory	984	1,171	(187)	(16)%
Homebuilding construction in process	3,879	1,648	2,231	135%
Total	$63,879	$65,625

(a)	Percentage not meaningful.

Refer to Note 2 to the consolidated financial statements contained in 2023 Form 10-K for detail regarding real estate inventory. From April 30, 2023 to October 31, 2023, the change in land inventory in New Mexico was primarily due to the sale of land offset in part by land development activity, the change in homebuilding model inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction and shortages of skilled labor and certain building materials and delays in municipal approvals and inspections causing construction cycle times to lengthen.

●	Investment assets consist of (in thousands):

	October 31,	April 30,
	2023	2023	Increase (decrease)
Land held for long-term investment	$9,118	$8,961	$157	2%
Owned real estate leased or intended to be leased	7,746	4,802	2,944	61%
Less accumulated depreciation	(64)	(16)	(48)	(a)
Owned real estate leased or intended to be leased, net	7,682	4,786	2,896	61%
Total	$16,800	$13,747

(a)	Percentage not meaningful.

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business.

Owned real estate leased or intended to be leased represents homes and buildings leased or intended to be leased to third parties. As of October 31, 2023, nine homes were leased to residential tenants and two buildings were leased to commercial tenants. As of April 30, 2023, eight homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. Given the impact on demand as a result of affordability challenges described above, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $29,000 and $48,000 for the three and six months ended October 31, 2023 and there was no such depreciation for the three and six months ended October 31, 2022.

●	From April 30, 2023 to October 31, 2023:
o	The change in other assets was primarily due to a decrease in prepaid expenses related to the termination of a land development cash collateralized performance guaranty.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes during the year.
o	The change in prepaid pension costs was primarily due to the funding levels of the Company’s frozen defined benefit pension plan. The Company recorded no other comprehensive income for the three and six months ended October 31, 2023. The Company recorded, net of tax, other comprehensive income of $77,000 and $143,000 for the three and six months ended October 31, 2022 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.
o	The change in accounts payable and accrued expenses was primarily due to the payment of invoices and a decrease in accrued property taxes.
o	The change in taxes receivable (payable), net was primarily due to the payment of taxes and the accrual of state income taxes payable related to the amount of income before income taxes for the six months ended October 31, 2023.

Off-Balance Sheet Arrangements. As of October 31, 2023 and October 31, 2022, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of October 31, 2023 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3.1	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 13, 2023)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2023	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 13, 2023)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)