Form 10-Q
period 2024-01-31
AMREP CORP.
filed 2024-03-08
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 6, 2024 – 5,271,309.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	January 31,	April 30,
	2024	2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,013	$19,993
Short-term investments	5,043	—
Real estate inventory	68,098	65,625
Investment assets, net	12,511	13,747
Other assets	2,825	3,249
Income taxes receivable	—	41
Deferred income taxes, net	11,824	12,493
Prepaid pension costs	680	747
TOTAL ASSETS	$118,994	$115,895

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$4,982	$4,851
Notes payable	37	44
Income taxes payable	188	—
TOTAL LIABILITIES	5,207	4,895

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,271,309 at January 31, 2024 and 5,254,909 at April 30, 2023	526	526
Capital contributed in excess of par value	32,926	32,686
Retained earnings	79,164	76,618
Accumulated other comprehensive income (loss), net	1,171	1,170
TOTAL SHAREHOLDERS’ EQUITY	113,787	111,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,994	$115,895

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months ended January 31, 2024 and 2023

(Amounts in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2024	2023	2024	2023
REVENUES:
Land sale revenues	$4,033	$6,367	$15,576	$24,389
Home sale revenues	2,604	2,639	9,527	10,984
Other revenues	6,052	111	6,730	602
Total revenues	12,689	9,117	31,833	35,975

COSTS AND EXPENSES:
Land sale cost of revenues, net	2,647	3,636	10,512	15,415
Home sale cost of revenues	2,020	2,047	6,924	7,762
Other cost of revenues	6,269	—	6,450	—
General and administrative expenses:
Operations	1,901	1,573	5,021	3,898
Pension settlement	—	2,336	—	2,336
Total costs and expenses	12,837	9,592	28,907	29,411
Operating income (loss)	(148)	(475)	2,926	6,564
Interest income, net	262	—	473	6
Other income	—	1,803	—	1,803
Income before income taxes	114	1,328	3,399	8,373

Provision (benefit) for income taxes	22	(15,246)	853	(13,734)
Net income	$92	$16,574	$2,546	$22,107

Earnings per share – basic	$0.02	$3.14	$0.48	$4.19
Earnings per share – diluted	$0.02	$3.12	$0.48	$4.17
Weighted average number of common shares outstanding – basic	5,303	5,284	5,299	5,280
Weighted average number of common shares outstanding – diluted	5,346	5,310	5,341	5,304

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months ended January 31, 2024 and 2023

(Amounts in thousands)

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2024	2023	2024	2023
Net income	$92	$16,574	$2,546	$22,107
Other comprehensive income, net of tax:
Pension settlement expense	—	2,336	—	2,336
Income tax effect	—	(724)	—	(724)
Pension settlement expense, net of tax	—	1,612	—	1,612

Decrease in pension liability	1	94	1	301
Income tax effect	—	(29)	—	(93)
Decrease in pension liability, net of tax	1	65	1	208
Other comprehensive income	1	1,677	1	1,820
Total comprehensive income	$93	$18,251	$2,547	$23,927

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Nine Months ended January 31, 2024 and 2023

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, November 1, 2022	5,255	$526	$32,570	$60,361	$(4,430)	$89,027
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	16,574	—	16,574
Other comprehensive income	—	—	—	—	1,677	1,677
Balance, January 31, 2023	5,255	$526	$32,673	$76,935	$(2,753)	$107,381

Balance, November 1, 2023	5,271	$526	$32,775	$79,072	$1,170	$113,543
Stock compensation expense	—	—	48	—	—	48
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	92	—	92
Other comprehensive income	—	—	—	—	1	1
Balance, January 31, 2024	5,271	$526	$32,926	$79,164	$1,171	$113,787

Balance, May 1, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$83,162
Issuance of restricted common stock	15	2	162	—	—	164
Compensation related to issuance of option to purchase common stock	—	—	38	—	—	38
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	22,107	—	22,107
Other comprehensive income	—	—	—	—	1,820	1,820
Balance, January 31, 2023	5,255	$526	$32,673	$76,935	$(2,753)	$107,381

Balance, May 1, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	—	112	—	—	112
Compensation related to issuance of option to purchase common stock	—	—	38	—	—	38
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	2,546	—	2,546
Other comprehensive income	—	—	—	—	1	1
Balance, January 31, 2024	5,271	$526	$32,926	$79,164	$1,171	$113,787

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months ended January 31, 2024 and 2023

(Amounts in thousands)

	Nine Months ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,546	$22,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	107	35
Non-cash credits and charges:
Stock-based compensation	276	198
Deferred income tax provision	669	(14,547)
Net periodic pension cost	67	(254)
Pension settlement expense	—	2,336

Changes in assets and liabilities:
Real estate inventory and investment assets	(1,297)	(6,193)
Other assets	582	(860)
Accounts payable and accrued expenses	202	(1,280)
Taxes payable (receivable), net	229	(2,955)
Net cash provided by (used in) operating activities	3,381	(1,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(311)	(124)
Purchase of short-term investments	(5,043)	—
Net cash used in investing activities	(5,354)	(124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	—	50
Principal debt payments	(7)	(1,831)
Net cash used in financing activities	(7)	(1,781)

Decrease in cash and cash equivalents	(1,980)	(3,318)
Cash and cash equivalents, beginning of period	19,993	15,721
Cash and cash equivalents, end of period	$18,013	$12,403

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$55

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended January 31, 2024 and 2023

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

New Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-07, Segment Reporting, which provides for enhanced disclosures about significant segment expenses. ASU 2019-07 will be effective for the Company’s fiscal year beginning May 1, 2024. The adoption of ASU 2019-07 by the Company is not expected to have a material effect on its consolidated financial statements. There are no other new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its unaudited condensed consolidated financial statements.

(2)         CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of January 31, 2024, cash and cash equivalents and short-term investments consist of (in thousands):

	Cash and Cash	Short-Term
	Equivalents	Investments
Cash	$12,008	$—
Certificates of Deposit	—	2,000
U.S. Government Securities	6,005	3,043
Total	$18,013	$5,043

As of April 30, 2023, the Company had cash of $19,993,000 and no cash equivalents or short-term investments.

(3)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	January 31,	April 30,
	2024	2023
Land inventory in New Mexico	$57,007	$59,361
Land inventory in Colorado	3,705	3,445
Homebuilding model inventory	988	1,171
Homebuilding construction in process	6,398	1,648
Total	$68,098	$65,625

(4)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	January 31,	April 30,
	2024	2023
Land held for long-term investment	$9,142	$8,961
Owned real estate leased or intended to be leased	3,445	4,802
Less accumulated depreciation	(76)	(16)
Owned real estate leased or intended to be leased, net	3,369	4,786
Total	$12,511	$13,747

As of January 31, 2024, nine homes were leased to residential tenants. As of April 30, 2023, eight homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. Depreciation associated with owned real estate leased or intended to be leased was $12,000 and $60,000 for the three and nine months ended January 31, 2024 and $3,000 for each of the three and nine months ended January 31, 2023.

(5)          OTHER ASSETS

Other assets consist of (in thousands):

	January 31,	April 30,
	2024	2023
Prepaid expenses	$907	$1,536
Miscellaneous assets	303	362
Property	1,461	1,251
Equipment	467	366
Less accumulated depreciation of property and equipment	(313)	(266)
Property and equipment, net	1,615	1,351
Total	$2,825	$3,249

Prepaid expenses as of January 31, 2024 primarily consist of land development cash collateralized performance guaranties, insurance and income taxes. Prepaid expenses as of April 30, 2023 primarily consist of land development cash collateralized performance guaranties, stock compensation, insurance and income and real estate taxes. Amortized lease cost for right-of-use assets associated with leases of office facilities was $7,000 and $19,000 for the three and nine months ended January 31, 2024 and $6,000 and $18,000 for the three and nine months ended January 31, 2023. Depreciation expense associated with property and equipment was $19,000 and $47,000 for the three and nine months ended January 31, 2024 and $12,000 and $33,000 for the three and nine months ended January 31, 2023.

(6)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	January 31,	April 30,
	2024	2023
Land development and homebuilding operations
Accrued expenses	$1,271	$1,028
Trade payables	2,110	1,870
Customer deposits	1,180	1,319
	4,561	4,217
Corporate operations	421	634
Total	$4,982	$4,851

(7)          NOTES PAYABLE

The following tables present information on the Company’s notes payable as of January 31, 2024 (in thousands):

		Principal Amount
		Available for	Outstanding
		New Borrowings	Principal Amount
		January 31,	January 31,	April 30,
Loan Identifier	Lender	2024	2024	2023
Revolving Line of Credit	BOKF	$4,177	$—	$—
Equipment Financing	DC	—	37	44
Total		$4,177	$37	$44

	January 31, 2024
		Mortgaged Property
Loan Identifier	Interest Rate	Book Value	Scheduled Maturity
Revolving Line of Credit	8.51%	$1,721	August 2025
Equipment Financing	2.35%	37	June 2028

	Principal Repayments
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Loan Identifier	2024	2023	2024	2023
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	2	2	7	5
Total	$2	$2	$7	$5

Capitalized Interest and Fees
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Loan Identifier	2024	2023	2024	2023
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	—	—	—	—
Total	$—	$—	$—	$—

As of January 31, 2024, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about the above notes payable.

As of January 31, 2024, the Company had (a) a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the letter of credit and loan reserve are not reflected as outstanding principal in notes payable.

In June 2021, Wymont LLC (“Wymont”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between Wymont and BOKF, with respect to the La Mirada subdivision. The loan was scheduled to mature in June 2024. The Company made principal repayments of $1,826,000 during the nine months ended January 31, 2023 and the loan was terminated in October 2023.

The following table summarizes the notes payable scheduled principal repayments subsequent to January 31, 2024 (in thousands):

Fiscal Year	Scheduled Payments
2024	$2
2025	8
2026	8
Thereafter	19
Total	$37

(8)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are from homes constructed and sold by the Company in the Albuquerque, New Mexico metropolitan area.

Other revenues. Other revenues consist of (in thousands):

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2024	2023	2024	2023
Sale of investment assets	$5,701	$—	$5,701	$—
Oil and gas royalties	—	34	—	140
Landscaping revenues	213	—	639	—
Miscellaneous other revenues	138	77	390	462
Total	$6,052	$111	$6,730	$602

Sale of investment assets for the three and nine months ended January 31, 2024 consist of the sale of two buildings leased to commercial tenants.

Refer to Note 7 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about the categories of other revenues.

Miscellaneous other revenues for the three and nine months ended January 31, 2024 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2023 primarily consist of extension fees for purchase contracts and residential rental revenues.

Major customers.

●	Substantially all of the land sale revenues were received from two customers and three customers for the three and nine months ended January 31, 2024 and two customers and three customers for the three and nine months ended January 31, 2023. Other than receivables for immaterial amounts (if any), there were no outstanding receivables from these customers as of January 31, 2024 or January 31, 2023.
●	There was one customer that contributed in excess of 10% of the Company’s revenues for the three months ended January 31, 2024. The revenue from such customer for the three months ended January 31, 2024 was $2,928,000, with this revenue reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended January 31, 2023. The revenues for each such customer for the three months ended January 31, 2023 were as follows: $1,025,000 and $3,778,000, with all of these revenues reported in the Company’s land development business segment.

●	There were two customers that each contributed in excess of 10% of the Company’s revenues for the nine months ended January 31, 2024. The revenues from each such customer for the nine months ended January 31, 2024 were as follows: $3,500,000 and $8,937,000, with all of these revenues reported in the Company’s land development business segment. There were three customers that each contributed in excess of 10% of the Company’s revenues for the nine months ended January 31, 2023. The revenues for each such customer for the nine months ended January 31, 2023 were as follows: $4,369,000, $5,246,000 and $7,763,000, with all of these revenues reported in the Company’s land development business segment.

(9)          COST OF REVENUES

Land sale cost of revenues, net consist of (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Land sale cost of revenues	$3,368	$4,330	$12,770	$17,317
Less:
Public improvement district reimbursements	(329)	(366)	(575)	(691)
Private infrastructure covenant reimbursements	(114)	(228)	(388)	(522)
Payments for impact fee credits	(278)	(100)	(1,295)	(689)
Land sale cost of revenues, net	$2,647	$3,636	$10,512	$15,415

Home sale cost of revenues include costs for residential homes that were sold.

Other cost of revenues for the three and nine months ended January 31, 2024 consist of the costs associated with the sale of investment assets and cost of goods sold for landscaping services. There were no other cost of revenues for the three and nine months ended January 31, 2023.

(10)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Operations
Land development	$1,172	$907	$2,836	$2,156
Homebuilding	283	264	887	795
Corporate	446	402	1,298	947
Total	$1,901	$1,573	$5,021	$3,898
Pension settlement	$—	$2,336	$—	$2,336

(11)          BENEFIT PLANS

Pension plan

Refer to Note 11 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the Company’s defined benefit pension plan. The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded de minimis other comprehensive income for the three and nine months ended January 31, 2024. The Company recorded, net of tax, other comprehensive income of $1,677,000 and $1,820,000 for the three and nine months ended January 31, 2023 to account for the net effect of changes to the pension liability and a pension settlement expense due to the Company’s defined benefit pension plan paying lump sum payouts of pension benefits to former employees. The Company did not make any contributions to the pension plan for the three and nine months ended January 31, 2024 or January 31, 2023. The Company’s pension plan was terminated in December 2023.

Simple IRA

Refer to Note 11 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the Company’s Simple IRA plan. The Company’s Simple IRA plan was terminated in December 2023.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the nine months ended January 31, 2024 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2023	26,267
Granted during the nine months ended January 31, 2024	16,400
Vested during the nine months ended January 31, 2024	(12,199)
Forfeited during the nine months ended January 31, 2024	—
Non-vested as of January 31, 2024	30,468

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $67,000 and $170,000 for the three and nine months ended January 31, 2024 and $39,000 and $25,000 for the three and nine months ended January 31, 2023. As of January 31, 2024, there was $250,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan that had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share. As of January 31, 2024, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $13,000 and $38,000 for the three and nine months ended January 31, 2024 and $13,000 and $38,000 for the three and nine months ended January 31, 2023. As of January 31, 2024, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. As of January 31, 2023, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $23,000 and $68,000 for the three and nine months ended January 31, 2024 and $23,000 and $68,000 for the three and nine months ended January 31, 2023. As of January 31, 2024, there was $8,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2024. As of January 31, 2023, there was $8,000 of accrued compensation expense related to the deferred common share units issued in December 2023.

(12)          OTHER INCOME

Other income during the three and nine months ended January 31, 2023 consists of $1,803,000 in connection with the sale of all of the Company’s minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado. There was no other income for the three and nine months ended January 31, 2024.

(13)          INCOME TAXES

Refer to Note 13 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the worthless stock deduction. As a result of the worthless stock deduction, the Company incurred an operating tax loss during the three and nine months ended January 31, 2023 that yielded an income tax benefit of $13,058,000 for U.S. federal corporate income taxes and an income tax benefit of $3,013,000 for New Mexico state corporate income taxes.

(14)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following tables set forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended January 31, 2024 (a)
Revenues	$10,553	$2,136	$—	$12,689
Net income (loss)	$162	$341	$(411)	$92
Capital expenditures	$60	$67	$—	$127

Three months ended January 31, 2023 (a)
Revenues	$6,829	$2,288	$—	$9,117
Net income	$5,131	$351	$11,092	$16,574
Capital expenditures	$—	$3	$—	$3

Nine months ended January 31, 2024 (a)
Revenues	$23,426	$8,407	$—	$31,833
Net income (loss)	$2,726	$1,840	$(2,020)	$2,546
Capital expenditures	$237	$74	$—	$311
Total assets as of January 31, 2024	$94,161	$11,550	$13,283	$118,994

Nine months ended January 31, 2023 (a)
Revenues	$26,735	$9,240	$—	$35,975
Net income	$9,396	$2,171	$10,540	$22,107
Capital expenditures	$117	$7	$—	$124
Total assets as of January 31, 2023	$91,883	$8,542	$12,715	$113,140
(a)	Revenue information provided for each segment may include amounts classified in any category of revenue in the accompanying condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

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

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the condensed consolidated financial statements contained in the 2023 Form 10-K and in the notes to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the nine months ended January 31, 2024 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended January 31, 2024, the Company had net income of $92,000, or $0.02 per diluted share, compared to net income of $16,574,000, or $3.12 per diluted share, for the three months ended January 31, 2023. For the nine months ended January 31, 2024, the Company had net income of $2,546,000, or $0.48 per diluted share, compared to net income of $22,107,000, or $4.17 per diluted share, for the nine months ended January 31, 2023. As discussed in more detail below, during the three months ended January 31, 2023, the Company recognized a non-cash pre-tax pension settlement expense of $2,336,000 as a result of its defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and a non-cash income tax benefit of $16,071,000 as a result of a worthless stock deduction.

During the nine months ended January 31, 2024 and January 31, 2023, the Company experienced delays in municipal approvals and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2024 and 2023, which has resulted in a significant increase in mortgage interest rates during 2024 and 2023, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability and have caused many potential homebuyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has provided sales incentives on certain homes classified as homebuilding model inventory or homebuilding construction in process, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of calendar year 2024. In addition, the Company has reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty, which is expected to result in reduced developed residential revenues in the Company’s land development business segment during the remainder of 2024 as compared to 2023.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months ended January 31,
	2024	2023	Increase (decrease)
Land sale revenues	$4,033	$6,367	$(2,334)	(37)%
Home sale revenues	2,604	2,639	(35)	(1)%
Other revenues	6,052	111	5,941	(a)
Total	$12,689	$9,117	3,572	(a)

	Nine Months ended January 31,
	2024	2023	Increase (decrease)
Land sale revenues	$15,576	$24,389	$(8,813)	(36)%
Home sale revenues	9,527	10,984	(1,457)	(13)%
Other revenues	6,730	602	6,128	(a)
Total	$31,833	$35,975	(4,142)	(a)

(a)Percentage not meaningful.

●	The change in land sale revenues for the three months ended January 31, 2024 compared to the prior period was primarily due to a decrease in revenues from the sale of developed residential land offset in part by an increase in revenues from the sale of undeveloped land. The change in land sale revenues for the nine months ended January 31, 2024 compared to the prior period was primarily due to a decrease in revenues from the sale of developed residential land and developed commercial land offset in part by an increase in revenues from the sale of undeveloped land. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months ended January 31, 2024			Three Months ended January 31, 2023
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	4.6	$3,600	$783	9.5	$6,357	$668
Commercial	—	—	—	—	—	—
Total Developed	4.6	3,600	783	9.5	6,357	668
Undeveloped	43.0	433	10	2.0	10	5
Total	47.6	$4,033	85	11.5	$6,367	553

	Nine Months ended January 31, 2024			Nine Months ended January 31, 2023
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	22.5	$14,524	$646	36.3	$22,396	$617
Commercial	1.5	549	366	2.2	1,888	870
Total Developed	24.0	15,073	628	38.5	24,284	631
Undeveloped	51.8	503	10	8.4	105	13
Total	75.8	$15,576	205	46.9	$24,389	520

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three and nine months ended January 31, 2024 compared to the prior periods were primarily due to the location and mix of land sold.

●	The change in home sale revenues for the nine months ended January 31, 2024 compared to the prior period was primarily due to a decrease in the number of homes sold. The change in average selling prices for the three and nine months ended January 31, 2024 compared to the prior periods was primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Homes sold	5	5	18	21
Average selling price	$521	$549	$529	$528

As of January 31, 2024, the Company had 62 homes in production, including 19 homes under contract, which homes under contract represented $8,300,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of January 31, 2023, the Company had 25 homes in production, including 12 homes under contract, which homes under contract represented $6,300,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

1  Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

●	Other revenues consist of (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Sale of investment assets	$5,701	$—	$5,701	$—
Oil and gas royalties	—	34	—	140
Landscaping revenues	213	—	639	—
Miscellaneous other revenues	138	77	390	462
Total	$6,052	$111	$6,730	$602

Sale of investment assets for the three and nine months ended January 31, 2024 consist of the sale of two buildings leased to commercial tenants.

Refer to Note 7 to the consolidated financial statements contained in the 2023 Form 10-K for additional detail about the categories of other revenues.

Miscellaneous other revenues for the three and nine months ended January 31, 2024 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2023 primarily consist of extension fees for purchase contracts and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months ended January 31,
	2024	2023	Increase (decrease)
Land sale cost of revenues, net	$2,647	$3,636	$(989)	(27)%
Home sale cost of revenues	2,020	2,047	(27)	(1)%
Other cost of revenues	6,269	—	6,269	(a)
Total	$10,936	$5,683	5,253	(a)

	Nine Months ended January 31,
	2024	2023	Increase (decrease)
Land sale cost of revenues, net	$10,512	$15,415	$(4,903)	(32)%
Home sale cost of revenues	6,924	7,762	(838)	(11)%
Other cost of revenues	6,450	—	6,450	(a)
Total	$23,886	$23,177	709	(a)
(a)	Percentage not meaningful.

●	Land sale cost of revenues, net consist of (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Land sale cost of revenues	$3,368	$4,330	$12,770	$17,317
Less:
Public improvement district reimbursements	(329)	(366)	(575)	(691)
Private infrastructure covenant reimbursements	(114)	(228)	(388)	(522)
Payments for impact fee credits	(278)	(100)	(1,295)	(689)
Land sale cost of revenues, net	$2,647	$3,636	$10,512	$15,415

Land sale gross margins were 34% and 33% for the three and nine months ended January 31, 2024 compared to 43% and 37% for the three and nine months ended January 31, 2023. The changes in gross margin were primarily due to higher than estimated costs associated with certain completed projects and the location, size and mix of property sold.

●	Home sale gross margins were 22% and 27% for the three and nine months ended January 31, 2024 compared to 22% and 29% for the three and nine months ended January 31, 2023. The change in gross margin for the nine months ended January 31, 2024 compared to the prior period was primarily due to the location, size and mix of homes sold.
●	Other cost of revenues for the three and nine months ended January 31, 2024 consist of the costs associated with the sale of investment assets and cost of goods sold for landscaping services. The costs associated with the sale of investment assets represented the costs to construct two buildings leased to commercial tenants, which costs were higher than the costs projected at the time the Company committed to each construction project. There were no other cost of revenues for the three and nine months ended January 31, 2023.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months ended January 31,
	2024	2023	Increase (decrease)
Operations
Land development	$1,172	$907	$265	29%
Homebuilding	283	264	19	7%
Corporate	446	402	44	11%
Total	$1,901	$1,573	328	21%
Pension settlement	$—	$2,336	(2,336)	(a)

	Nine Months ended January 31,
	2024	2023	Increase (decrease)
Operations
Land development	$2,836	$2,156	$680	32%
Homebuilding	887	795	92	12%
Corporate	1,298	947	351	37%
Total	$5,021	$3,898	1,123	29%
Pension settlement	$—	$2,336	(2,336)	(a)

(a) Percentage not meaningful.

●	The change in land development general and administrative expenses for the three and nine months ended January 31, 2024 compared to the prior periods was primarily due to increases in the accrual for property taxes and the payment of broker commissions related to a commercial lease.
●	The change in homebuilding general and administrative expenses for the three and nine months ended January 31, 2024 compared to the prior periods was primarily due to expansion of the Company’s homebuilding operations.
●	The change in corporate general and administrative expenses for the three and nine months ended January 31, 2024 compared to the prior periods was primarily due to increases in pension benefit expenses in connection with termination of the pension plan and bank charges.
●	The pension settlement expense for the three and nine months ended January 31, 2023 was a result of the Company’s defined benefit pension plan paying an aggregate of $4,653,000 in lump sum payouts of pension benefits to former employees. No such pension settlement expense was incurred in the same periods of 2024.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three and nine months ended January 31, 2024 or January 31, 2023. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

Interest Income, net. For the three months ended January 31, 2024, the Company had interest income, net of $262,000 compared to no interest income, net for the three months ended January 31, 2023. For the nine months ended January 31, 2024, the Company had interest income, net of $473,000 compared to interest income, net of $6,000 for the nine months ended January 31, 2023. There were no interest or loan costs capitalized in real estate inventory in the three and nine months ended January 31, 2024. Interest and loan costs of $11,000 and $55,000 were capitalized in real estate inventory in the three and nine months ended January 31, 2023.

Other income. Refer to Note 12 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for detail regarding other income.

Income Taxes. The Company had a provision for income taxes of $22,000 and $853,000 for the three and nine months ended January 31, 2024 and a benefit for income taxes of $15,246,000 and $13,734,000 for the three and nine months ended January 31, 2023 related to the amount of income before income taxes during each period. Refer to Note 13 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for detail regarding the Company’s worthless stock deduction. As a result of the worthless stock deduction, the Company incurred an operating tax loss during the three and nine months ended January 31, 2023 that yielded an income tax benefit of $13,058,000 for U.S. federal corporate income taxes and an income tax benefit of $3,013,000 for New Mexico state corporate income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2024, the Company had cash and cash equivalents and short-term investments as follows (in thousands):

	Cash and Cash	Short-Term
	Equivalents	Investments
Cash	$12,008	$—
Certificates of Deposit	—	2,000
U.S. Government Securities	6,005	3,043
Total	$18,013	$5,043

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

Cash Flow. The following presents information on cash flows (dollars in thousands):

	Nine Months ended January 31,
	2024	2023
Net cash provided by (used in) operating activities	$3,381	$(1,413)
Net cash used in investing activities	(5,354)	(124)
Net cash provided by (used in) financing activities	(7)	(1,781)
Increase (decrease) in cash and cash equivalents	$(1,980)	$(3,318)

●	Operating Activities. The net cash provided by operating activities for the nine months ended January 31, 2024 was primarily due to cash generated from business operations and a decrease in investment assets and other assets offset in part by an increase in real estate inventory. The net cash used in operating activities for the nine months ended January 31, 2023 was primarily due to an increase in real estate inventory and investment assets and other assets and a reduction in accounts payable and accrued expenses and taxes payable offset in part by cash generated from business operations.
●	Investing Activities. The net cash used in investing activities for the nine months ended January 31, 2024 was primarily due to the purchase of short-term investments. The net cash used in investing activities for the nine months ended January 31, 2023 was primarily due to an increase in capital expenditures for property and equipment.
●	Financing Activities. The net cash used in financing activities for the nine months ended January 31, 2024 was due to principal debt repayments. The net cash used in financing activities for the nine months ended January 31, 2023 was primarily due to principal debt repayments. Notes payable decreased from $44,000 as of April 30, 2023 to $37,000 as of January 31, 2024 due to principal debt repayments. Refer to Note 7 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2023 Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	January 31,	April 30,
	2024	2023	Increase (decrease)
Real estate inventory	$68,098	$65,625	$2,473	4%
Investment assets, net	12,511	13,747	(1,236)	(9)%
Other assets	2,825	3,249	(424)	(13)%
Deferred income taxes, net	11,824	12,493	(669)	(5)%
Prepaid pension costs	680	747	(67)	(9)%
Accounts payable and accrued expenses	4,982	4,851	131	3%
Income taxes (payable) receivable, net	(188)	41	(229)	(a)
(a)	Percentage not meaningful.

●	Real estate inventory consists of (in thousands):

	January 31,	April 30,
	2024	2023	Increase (decrease)
Land inventory in New Mexico	$57,007	$59,361	$(2,354)	(4)%
Land inventory in Colorado	3,705	3,445	260	8%
Homebuilding model inventory	988	1,171	(183)	(16)%
Homebuilding construction in process	6,398	1,648	4,750	(a)
Total	$68,098	$65,625
(a)	Percentage not meaningful.

Refer to Note 2 to the consolidated financial statements contained in 2023 Form 10-K for detail regarding real estate inventory. From April 30, 2023 to January 31, 2024, the change in land inventory in New Mexico was primarily due to the sale of land offset in part by land development activity, the change in homebuilding model inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction and delays in municipal approvals and utility response times causing construction cycle times to lengthen.

●	Investment assets consist of (in thousands):

	January 31,	April 30,
	2024	2023	Increase (decrease)
Land held for long-term investment	$9,142	$8,961	$181	2%
Owned real estate leased or intended to be leased	3,445	4,802	(1,357)	(28)%
Less accumulated depreciation	(76)	(16)	(60)	(a)
Owned real estate leased or intended to be leased, net	3,369	4,786	(1,417)	(30)%
Total	$12,511	$13,747
(a)	Percentage not meaningful.

Land held for long-term investment represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business.

Owned real estate leased or intended to be leased represents homes and buildings leased or intended to be leased to third parties. As of January 31, 2024, nine homes were leased to residential tenants. As of April 30, 2023, eight homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. Given the impact on demand as a result of affordability challenges described above, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $12,000 and $60,000 for the three and nine months ended January 31, 2024 and $3,000 for the three and nine months ended January 31, 2023.

●	From April 30, 2023 to January 31, 2024:
o	The change in other assets was primarily due to a decrease in prepaid expenses related to the termination of a land development cash collateralized performance guaranty.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes during the year.
o	The change in prepaid pension costs was primarily due to the funding levels of the Company’s defined benefit pension plan. The Company recorded, net of tax, other comprehensive income of $65,000 and $208,000 for the three and nine months ended January 31, 2023 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts. The Company’s pension plan was terminated in December 2023, with any prepaid pension costs (after satisfying any remaining pension plan liabilities) expected to be transferred during 2024 to a new 401(k) retirement plan to be made available to eligible employees.
o	The change in accounts payable and accrued expenses was primarily due to an increase in accrued property taxes.
o	The change in taxes receivable (payable), net was primarily due to the payment of taxes and the accrual of state income taxes payable related to the amount of income before income taxes for the nine months ended January 31, 2024.

Off-Balance Sheet Arrangements. As of January 31, 2024 and January 31, 2023, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in the 2023 Form 10-K and Note 1 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) the conditions resulting in homebuyer affordability challenges persisting through 2024, (4) the amount of developed residential revenues in the Company’s land development business segment during the remainder of 2024, (5) the backlog of homes under contract and in production, the dollar amount of expected sale revenues when such homes are closed and homes and buildings leased or intended to be leased to third parties, (6) the establishment of a new 401(k) retirement plan, the transfer of any prepaid pension costs to a new 401(k) retirement plan and the timing of such establishment and transfer, (7) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (8) the future issuance of deferred stock units to directors of the Company, (9) the dilution to earnings per share that outstanding options to purchase shares of common stock of the Company may cause in the future and (10) the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of January 31, 2024 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K. During the three months ended January 31, 2024, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1	Fifth Modification Agreement, dated February 4, 2024, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc.
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2024	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fifth Modification Agreement, dated February 4, 2024, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc.
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)