Form 10-K
period 2024-04-30
AMREP CORP.
filed 2024-07-23
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

As of October 31, 2023, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $63,005,568. Such aggregate market value was computed by reference to the closing sale price of the registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 19, 2024, there were 5,287,449 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

All references to the Company in this annual report on Form 10-K include the Registrant and its subsidiaries. Many of the amounts and percentages presented in this annual report on Form 10-K have been rounded for convenience of presentation. All references in this annual report on Form 10-K to 2024 and 2023 mean the Company’s fiscal years ended April 30, 2024 and 2023, unless the context otherwise indicates.

PART I

Item 1.          Business

AMREP Corporation was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. The Company conducts a substantial portion of its business in Rio Rancho, New Mexico (“Rio Rancho”) and certain adjoining areas of Sandoval County, New Mexico. Rio Rancho is the third largest city in New Mexico with a population of approximately 111,000.

Land Development

As of April 30, 2024, the Company owned approximately 17,000 acres in Sandoval County, New Mexico. The Company offers for sale both developed and undeveloped real property to national, regional and local homebuilders, commercial and industrial property developers and others. Activities conducted or arranged by the Company include land and site planning, obtaining governmental and environmental approvals (“entitlements”), installing utilities and storm drains, ensuring the availability of water service, building or improving roads necessary for land development and constructing community amenities. The Company develops both residential lots and sites for commercial and industrial use as demand warrants. Engineering work is performed by both the Company’s employees and outside firms, but development work is generally performed by outside contractors. The Company also provides landscaping services primarily to homebuilders.

The Company markets land for sale or lease both directly and through brokers. With respect to residential development, the Company generally focuses its sales efforts on a limited number of homebuilders, with 100% of 2024 developed residential third-party land sale revenues having been made to three homebuilders. The number of new construction single-family residential starts in Rio Rancho by the Company, the Company’s customers and other builders was 1,007 in 2024 and 588 in 2023. The development of residential, commercial and industrial properties requires, among other things, financing or other sources of funding, which may not be available.

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

The following table presents information on the large land development projects of the Company in New Mexico as of April 30, 2024:

	Developed[1]		Under Development[2]
		Commercial		Commercial
	Residential	/ Industrial	Residential	/ Industrial	Undeveloped[3]
	Lots	Acres	Acres	Acres	Acres
Lomas Encantadas	61	—	218	6	—
Hawk Site	23	35	104	111	—
Hawk Adjacent	—	—	45	—	—
Enchanted Hills/ Commerce Center	—	29	—	—	—
Papillon	—	—	—	—	693
Paseo Gateway	—	—	—	—	290
La Mirada	41	1	—	—	—

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

The following table presents information on certain small residential land development projects of the Company in New Mexico as of April 30, 2024:

	Developed[1]	Under Development[2]
	Lots	Acres	Location
Tierra Contenta	13	—	Santa Fe, New Mexico
GeoPark	15	—	Santa Fe, New Mexico
Park West Village	24	—	Southern section of Unit 22 in Rio Rancho
Playa del Sur	—	5.5	Albuquerque, New Mexico

In addition to the property listed in the tables above, as of April 30, 2024, the Company held undeveloped property in Sandoval County, New Mexico of approximately 16,000 acres in either high contiguous ownership areas or low contiguous ownership areas. High contiguous ownership areas may be suitable for development, including as special assessment districts or city redevelopment areas that may allow for development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups.

Infrastructure Reimbursement Mechanisms. A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills subdivision are subject to a public improvement district. The public improvement district reimburses the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district. The Company has accepted and may in the future accept discounted prepayments of amounts due under the public improvement district.

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

The Company instituted private infrastructure reimbursement covenants on various land development projects. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing an assessment on the real property owners subject to the covenants. The Company has accepted and may in the future accept discounted prepayments of amounts due under the private infrastructure reimbursement covenants.

Impact fees are charges or assessments payable by homebuilders to local governing authorities in order to generate revenue for funding or recouping the costs of capital improvements or facility expansions necessitated by and attributable to new developments. The Company receives credits, allowances and offsets applicable to impact fees in connection with certain costs incurred by the Company in developing subdivisions, which the Company generally sells to homebuilders.

Mineral Rights. The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico.

Other Real Estate Interests. In 2024, the Company sold its approximately 147-acre property in Brighton, Colorado.

Homebuilding

The Company operates a homebuilder in New Mexico. The Company offers a variety of home floor plans and elevations at different prices and with varying levels of options and amenities to meet the needs of homebuyers. The Company focuses on selling single-family detached and attached homes. The Company selects locations for homebuilding based on available land inventory and completion of a feasibility study. The Company utilizes internal and external sales brokers for home sales. Model homes are generally used to showcase the Company’s homes and their design features. The Company provides built-to-order homes where construction of the homes does not begin until the customer signs the purchase agreement and speculative (“spec”) homes for homebuyers who require a home within a short time frame. Sales contracts with homebuyers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Sales contracts also typically include a financing contingency that provides homebuyers with the right to cancel if they cannot obtain appropriate mortgage financing within a specified period. Contracts may also include other contingencies, such as the sale of an existing home.

The construction of homes is conducted under the supervision of the Company’s on-site construction field managers. Most construction work is performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. Although the Company does not yet have sufficient historical experience or volume to observe any seasonal effect on sales and construction activities, the Company does expect some seasonality in sales and construction activities which can affect the timing of closings. But any such seasonal effect on sales is expected to be relatively insignificant compared to the effect of the timing of opening of a property for sale and the subsequent timing of closings.

The housing industry in New Mexico is highly competitive. Numerous national, regional and local homebuilders compete for homebuyers on the basis of location, price, quality, reputation, design and community amenities. This competition with other homebuilders could reduce the number of homes the Company delivers or cause the Company to accept reduced margins to maintain sales volume. The Company also competes with resales of existing homes and available rental housing. Increased competitive conditions in the residential resale or rental markets could decrease demand for new homes or unfavorably impact pricing for new homes.

Materials and Labor

Generally, construction materials for the Company’s operations are available from numerous sources. However, the cost and availability of certain building materials is influenced by changes in local and global commodity prices and capacity as well as government regulation, such as government-imposed tariffs or trade restrictions. The ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To partially protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with homebuilders or homebuyers. However, the Company cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

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

Government restrictions, standards and regulations intended to reduce greenhouse gas emissions or potential climate change impacts or related to the availability of water may result in restrictions on land development or homebuilding in certain areas and may increase energy, transportation or raw material costs, which could reduce the Company’s profit margins and adversely affect the Company’s results of operations. Weather conditions and natural disasters can harm the Company. The occurrence of natural disasters or severe weather conditions can adversely affect the cost or availability of materials or labor, delay or increase costs of land development or damage homes or land development under construction. These matters may result in delays, may cause the Company to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict land development and homebuilding activity in environmentally sensitive areas.

Human Capital Resources

As of April 30, 2024, the Company employed 42 employees, all of which were full-time. The Company believes the people who work for the Company are its most important resource and are critical to the Company’s continued success. The Company focuses significant attention on attracting and retaining talented and experienced individuals to manage and support the Company’s operations. The Company strives to reward employees through competitive industry pay, benefits and other programs; instill the Company’s culture with a focus on ethical behavior; and enhance employees’ performance through investments in technology, tools and training to enable employees to operate at a high level. The Company’s employees are not represented by any union. The Company considers its employee relations to be good. The Company offers employees a broad range of company-paid benefits, and the Company believes its compensation package and benefits are competitive with others in the industry. All employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 1C.           Cybersecurity

The Company has cybersecurity risk management processes, including physical, technological and administrative controls, intended to protect the confidentiality, integrity and availability of the Company’s information technology infrastructure and systems or any information residing therein. The Company relies on third party service providers to operate, maintain and monitor its information technology infrastructure and systems and to assess, identify and manage material risks from cybersecurity threats with respect thereto. The Company’s management monitors its service providers. The Company’s service providers are tasked with notifying the Company’s management of any material cybersecurity incident that negatively impacts the Company’s information technology infrastructure and systems or any information residing therein. Material and potentially material cybersecurity incidents would be assessed by the Company’s executive officers for remediation and future prevention and detection.

Notwithstanding the Company’s processes for assessing, identifying and managing risks from cybersecurity threats, the Company may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company.  During 2024 and 2023, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

The Board of Directors of the Company oversees the Company’s risk management program as part of its general oversight function. The Board of Directors has delegated to the Audit Committee of the Board of Directors of the Company the responsibility for reviewing and discussing with management the Company’s policies with respect to risk assessment and risk management and for reviewing contingent risks that may be material to the Company, including cybersecurity risks. The Audit Committee engages in regular discussions with the Company’s executive officers regarding the Company’s significant risk exposures and the measures implemented to monitor and control these risks, including cybersecurity risks. The Audit Committee also reports relevant material information regarding any such risks to the Board of Directors. The Company’s executive officers are responsible for identifying and assessing material risks for the business on an ongoing basis, including cybersecurity risks. Although the Company’s executive officers do not have cybersecurity expertise, their experience managing the Company, which includes consulting and coordinating as necessary with its service providers, enables them to effectively assess and manage material risks from cybersecurity threats.

Item 2.          Properties

The executive offices of the Company are located in approximately 1,400 square feet of leased space in an office building in Havertown, Pennsylvania. The offices utilized by the Company’s land development business segment and homebuilding business segment are located in approximately 7,000 square feet of space in an office building in Rio Rancho owned by the Company. The Company also leases approximately 2 acres of property in Rio Rancho for use as a storage facility. In addition, real estate inventory and investment properties are described in Item 1 of Part I of this annual report on Form 10-K with certain mortgages associated with such real estate described in Item 7 of Part II of this annual report on Form 10-K. The Company believes its facilities are adequate for its current requirements.

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

Christopher V. Vitale, age 48, has been a director of the Company since July 2021 and has been President and Chief Executive Officer of the Company since 2017. From 2014 to 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from 2013 to 2014, he was Vice President and General Counsel of the Company. Prior to joining the Company, Mr. Vitale held various legal positions at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, from 2011 to 2013 and at WorldGate Communications, Inc., a provider of digital voice and video phone services and video phones, from 2009 to 2011. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Adrienne M. Uleau, age 56, has been Vice President, Finance and Accounting of the Company since March 2020. From 2018 to March 2020, Ms. Uleau was Controller of the Company. Prior to joining the Company, Ms. Uleau had been Controller of United Tectonics Corp., a construction services company, from 2016 to 2018. From 2014 to 2016, Ms. Uleau was Financial Manager of Cushman and Wakefield. Prior to 2014, Ms. Uleau held various accounting positions.

The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election of their successors or their earlier death, resignation or removal.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 19, 2024, there were 258 holders of record of the common stock.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that four of the Company’s shareholders beneficially owned approximately 59% of the outstanding common stock as of July 19, 2024 according to available information. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2024 was 7,948 shares per day.

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

Equity Compensation Plan Information

See Item 12, which incorporates such information by reference from the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 6.           [Reserved]

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s business, refer to Item 1 of Part I of this annual report on Form 10-K. As indicated in Item 1, the Company is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales. The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of those financial statements as well as the amounts reported in the financial statements and accompanying notes. Areas that require significant judgments and estimates to be made include: (1) land sale cost of revenues, net calculations, which are based on land development budgets and estimates of costs to complete; (2) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (3) risk assessment of uncertain tax positions; and (4) the determination of the recoverability of net deferred tax assets. Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS

Year Ended April 30, 2024 Compared to Year Ended April 30, 2023

For 2024, the Company had net income of $6,690,000, or $1.25 per diluted share, compared to net income of $21,790,000, or $4.11 per diluted share, in 2023. As discussed in more detail below, during 2023, the Company recognized a non-cash income tax benefit of $16,071,000 as a result of a worthless stock deduction related to its former fulfillment services business and a non-cash pre-tax pension settlement general and administrative expense of $7,597,000 due to (a) the Company’s defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and (b) the transfer of nearly all remaining pension benefit liabilities to an insurance company through an annuity purchase.

During 2024 and 2023, the Company experienced delays in municipal approvals and inspections and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, in response to inflation, the Federal Reserve increased benchmark interest rates during 2024 and 2023, which resulted in a significant increase in mortgage interest rates during 2024 and 2023, impacting home affordability and consumer sentiment and tempering demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability and have caused many potential homebuyers to pause and reconsider their housing choices. Given the affordability challenges described above and the resulting impact on demand, the Company has provided sales incentives on certain homes, reduced the size of lots and homes, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of calendar year 2024. During 2024, the Company reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty and an increase in entitlement and infrastructure delays as compared to 2023.  This may result in reduced developed residential revenues in the Company’s land development business segment during the Company’s fiscal year ending April 30, 2025 as compared to 2024.

Future economic conditions and the demand for land and homes are subject to continued uncertainty due to many factors, including changes in mortgage interest rates, inflation, supplies of new and existing home inventory available for sale, labor shortages and other factors. While construction and land costs remain elevated, the Company has been able partially to offset these cost increases through land and home price increases in 2024 and 2023 due to a strong pricing environment, which may not continue. The Company’s past performance may not be indicative of future results.

Revenues. The following presents information on revenues (dollars in thousands):

	Year Ended April 30,
	2024	2023	Increase (decrease)
Land sale revenues	$26,825	$30,659	$(3,834)	(13)%
Home sale revenues	17,177	16,706	471	3%
Other revenues	7,357	1,311	6,046	(a)
Total	$51,369	$48,676	2,693	6%

(a)	Percentage not meaningful.

●	The change in land sale revenues for 2024 compared to 2023 was primarily due to a decrease in revenues from the sale of developed land offset in part by an increase in revenues from the sale of undeveloped land. The Company’s land sale revenues consist of (dollars in thousands):

	Year Ended April 30, 2024
	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	27.8	$18,522	$666
Commercial	1.5	549	366
Total Developed	29.3	19,071	651
Undeveloped	222.9	7,754	35
Total	252.2	$26,825	106

	Year Ended April 30, 2023
	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	46.5	$25,651	$552
Commercial	3.8	4,832	1,272
Total Developed	50.3	30,483	606
Undeveloped	10.8	176	16
Total	61.1	$30,659	502

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for 2024 compared to 2023 were primarily due to the location and mix of land sold. Revenues from the sale of undeveloped land include the sale of a 147-acre property in Brighton, Colorado in 2024, representing $7,200,000 of revenue, to one purchaser. The Company does not expect the sale of the property located in Brighton, Colorado to be indicative of future land sale revenues.

●	The change in home sale revenues for 2024 compared to 2023 was primarily due to an increase in the number of homes sold offset in part by a decrease in average selling prices and by the affordability challenges described above, supply chain constraints and delays in municipal approvals and inspections. The Company’s home sale revenues consist of (dollars in thousands):

	Year Ended April 30,
	2024	2023
Homes sold	36	32
Average selling price	$477	$525

As of April 30, 2024, the Company had 64 homes in production, including 20 homes under contract, which homes under contract represented $8,719,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of April 30, 2023, the Company had 18 homes in production, including 10 homes under contract, which homes under contract represented $5,640,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

●	Other revenues consist of (in thousands):

	Year Ended April 30,
	2024	2023
Sale of investment assets	$5,701	$—
Oil and gas royalties	—	146
Landscaping revenues	1,186	585
Miscellaneous other revenues	470	580
Total	$7,357	$1,311

1 Revenues per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

Sale of investment assets for 2024 consists of the sale of two buildings leased to commercial tenants. The Company does not expect the sale of the two buildings leased to commercial tenants to be indicative of future sales of investments assets.

Oil and gas royalties consist of amounts received from the lease of minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado. In 2023, the Company sold such minerals and mineral rights.

Landscaping revenues consist of landscaping services provided by the Company primarily to homebuilders.

Miscellaneous other revenues for 2024 primarily consist of extension fees for purchase contracts and residential rental revenues. Miscellaneous other revenues for 2023 primarily consist of extension fees for purchase contracts, forfeited deposits from land sale contracts and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Year Ended April 30,
	2024	2023	Increase (decrease)
Land sale cost of revenues, net	$17,224	$17,379	$(155)	(1)%
Home sale cost of revenues	12,946	12,037	909	8%
Other cost of revenues	6,726	361	6,365	(a)
Total	$36,896	$29,777	7,119	24%

(a)	Percentage not meaningful.
●	Land sale cost of revenues, net consist of (in thousands):

	Year Ended April 30,
	2024	2023
Land sale cost of revenues	$20,415	$22,477
Less:
Public improvement district reimbursements	(681)	(759)
Private infrastructure covenant reimbursements	(544)	(626)
Payments for impact fee credits	(1,966)	(3,713)
Land sale cost of revenues, net	$17,224	$17,379

Land sale gross margins were 36% for 2024 compared to 42% for 2023. The change in gross margin was primarily due to higher than estimated costs associated with certain completed projects and the location, size and mix of property sold (including the sale of a 147-acre property in Brighton, Colorado in 2024 with an associated land sale cost of revenues of $4,007,000).

●	The change in home sale cost of revenues for 2024 compared to 2023 was primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 25% for 2024 compared to 28% for 2023. The change in gross margin was primarily due to the location, size and mix of homes sold.
●	Other cost of revenues for 2024 consist of the costs associated with the sale of investment assets and cost of goods sold for landscaping services. The costs associated with the sale of investment assets primarily represented the costs to construct two buildings leased to commercial tenants, which costs were higher than the costs projected at the time the Company committed to each construction project. Other cost of revenues for 2023 consists of cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Year Ended April 30,
	2024	2023	Increase (decrease)
Operations
Land development	$3,677	$2,843	$834	29%
Homebuilding	1,214	1,016	198	20%
Corporate	1,979	1,613	366	23%
Total	$6,871	$5,472	1,151	21%
Pension settlement	$—	$7,597	(7,597)	(a)

(a)	Percentage not meaningful.

●	The change in land development general and administrative expenses for 2024 compared to 2023 was primarily due increases in the accrual for property taxes and the payment of broker commissions for a commercial lease.
●	The change in homebuilding general and administrative expenses for 2024 compared to 2023 was primarily due to expansion of the Company’s homebuilding operations.
●	The change in corporate general and administrative expenses for 2024 compared to 2023 was primarily due to increases in pension benefit expenses in connection with termination of the pension plan and bank charges.
●	The pension settlement general and administrative expense in 2023 was due to (a) the Company’s defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and (b) the transfer of nearly all remaining pension benefit liabilities to an insurance company through an annuity purchase. There was no such pension settlement general and administrative expense in 2024.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in 2024 or 2023. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

Interest Income, net. Interest income, net was $823,000 for 2024 and $8,000 for 2023. Interest and loan costs of $2,000 were capitalized in real estate inventory for the year ended April 30, 2024. Interest and loan costs of $57,000 were capitalized in real estate inventory for the year ended April 30, 2023.

Other Income. There was no other income in 2024. Other income of $1,803,000 for 2023 primarily consists of the sale of all of the Company’s minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado.

Income Taxes. The Company had a provision for income taxes of $1,735,000 for 2024 and a benefit for income taxes of $14,149,000 for 2023.  The provision for income taxes for 2024 correlated to the amount of income before income taxes during the year. The benefit for income taxes for 2023 was primarily due to the income tax benefit related to the Company’s worthless stock deduction offset in part by income taxes for the amount of income before income taxes during the year. Refer to Note 13 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s worthless stock deduction.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2024, the Company had cash, cash equivalents and restricted cash as follows (in thousands):

Cash, Cash
Equivalents and
Restricted Cash
Cash	$10,465
U.S. Government Securities	19,229
Restricted Cash	547
Total	$30,241

As of April 30, 2023, the Company had cash of $19,993,000, no cash equivalents and no restricted cash.

AMREP Corporation is a holding company that conducts substantially all of its operations through subsidiaries. As a holding company, AMREP Corporation is dependent on its available cash and cash equivalents and on cash and cash equivalents from subsidiaries to pay expenses and fund operations. The Company’s liquidity is affected by many factors, including some that are based on normal operations and some that are related to the real estate industry and the economy generally.

The Company’s primary sources of funding for working capital requirements are cash flows from operations, bank financing for specific real estate projects, a revolving line of credit, interest income and existing balances of cash and cash equivalents. Land and homebuilding properties generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is primarily dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale, construction of homes or commercial buildings for sale or lease or pursuing other real estate projects may require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected.

The Company expects the primary demand for funds in the future will be for the development and acquisition of land, construction of home and commercial projects and general and administrative expenses. In many instances, the development of land and construction of home and commercial projects is required to satisfy delivery obligations of developed land or finished homes to customers. Further, the Company regularly evaluates property available for purchase from third parties for possible acquisition and development by the Company. To the extent the sources of capital described above are insufficient to meet its needs, the Company may conduct public or private offerings of securities, dispose of certain assets or draw on existing or new debt facilities. The Company believes that it has adequate cash and cash equivalents, bank financing and cash flows from operations to provide for its anticipated spending in its fiscal year ending April 30, 2025.

Any epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it (including quarantines, shelter-in-place orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations), could significantly disrupt or prevent the Company from operating its business in the ordinary course for an extended period, including disruptions to the Company’s supply chain and shortages in labor and certain building components and materials. As a result, the impact of such public health issues and the related governmental actions could materially impact the Company’s financial position, results of operations and cash flows.

Pension Plan. The Company’s defined benefit pension plan was terminated in 2024. The Company did not make any contributions to the pension plan during 2024 or 2023. The Company recognized a non-cash pre-tax pension settlement general and administrative expense of $7,597,000 during 2023 due to (a) the Company’s defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and (b) the transfer of nearly all remaining pension benefit liabilities to an insurance company through an annuity purchase. There were no such charges in 2024. During 2024, the Company transferred $547,000, which was the amount of residual assets (after satisfying any pension plan liabilities) following termination of the defined benefit pension plan, from the defined benefit pension plan to a 401(k) retirement plan available to eligible employees of the Company.  This amount is recognized as restricted cash on the Company’s balance sheet and is available for future awards to eligible employees.

Cash Flow. The following presents information on the cash flows (dollars in thousands):

	Year Ended April 30,		Increase
	2024	2023	(decrease)
Net cash provided by operating activities	$10,714	$6,389	$4,325	68%
Net cash used in investing activities	(457)	(131)	(326)	(a)
Net cash used in financing activities	(9)	(1,986)	1,977	(a)
Increase in cash and cash equivalents	$10,250	$4,272	5,978	(a)

(a)Percentage not meaningful.

●	Operating Activities. The net cash provided by operating activities for 2024 was primarily due to cash generated from business operations, a net decrease in real estate inventory and investment assets and a decrease in other assets. The net cash provided by operating activities for 2023 was primarily due to cash generated from business operations offset in part by a net increase in real estate inventory and investment assets, an increase in other assets and a reduction in accounts payable and accrued expenses and income taxes payable.
●	Investing Activities. The net cash used in investing activities each of 2024 and 2023 was due to an increase in capital expenditures for property and equipment.

●	Financing Activities. The net cash used in financing activities for each of 2024 and 2023 was primarily due to principal debt repayments. Notes payable decreased from $44,000 as of April 30, 2023 to $35,000 as of April 30, 2024 due to principal debt repayments. Refer to Note 6 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	April 30,		Increase
	2024	2023	(decrease)
Real estate inventory	$65,983	$65,625	$358	1%
Investment assets, net	12,551	13,747	(1,196)	(9)%
Other assets	2,990	3,249	(259)	(8)%
Deferred income taxes, net	11,038	12,493	(1,455)	(12)%
Prepaid pension costs	—	747	(747)	(a)
Accounts payable and accrued expenses	4,745	4,851	(106)	(2)%
Income taxes receivable, net	27	41	(14)	(34)%

(a)	Percentage not meaningful.
●	Real estate inventory consists of (dollars in thousands):

	April 30,		Increase
	2024	2023	(decrease)
Land inventory in New Mexico	$57,527	$59,361	$(1,834)	(3)%
Land inventory in Colorado	—	3,445	(3,445)	(a)
Homebuilding model and completed inventory	4,138	1,171	2,967	(a)
Homebuilding construction in process	4,318	1,648	2,670	(a)
Total	$65,983	$65,625

(a)	Percentage not meaningful.

Refer to Note 2 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding real estate inventory. From April 30, 2023 to April 30, 2024, the change in land inventory in New Mexico was primarily due to land development activity and the acquisition and sale of land, the change in land inventory in Colorado was primarily due to the sale of an approximately 147-acre property in Brighton, Colorado, the change in homebuilding model and completed inventory was primarily due to the completion of homes not yet sold offset in part by the sale of homes and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction.

●	Investment assets, net consist of (dollars in thousands):

	April 30,		Increase
	2024	2023	(decrease)
Land held for long-term investment	$9,200	$8,961	$239	3%
Owned real estate leased or intended to be leased	3,449	4,802	(1,353)	(28)%
Less accumulated depreciation	(98)	(16)	(82)	(a)
Owned real estate leased or intended to be leased, net	3,351	4,786	(1,435)	(30)%
Total	$12,551	$13,747	(1,196)

(a)	Percentage not meaningful.

Refer to Note 3 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding investment assets. As of April 30, 2024, ten homes were leased to residential tenants. As of April 30, 2023, eight homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $82,000 for 2024 and $16,000 for 2023.

●	From April 30, 2023 to April 30, 2024:
o	The change in other assets was primarily due to a decrease in prepaid expenses related to the termination of a land development cash collateralized performance guaranty and a decrease in prepaid stock compensation offset by an increase in property and equipment related to software and equipment purchases.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes during the year.
o	The change in prepaid pension costs was primarily due to the transfer of $547,000, which was the amount of residual assets (after satisfying any pension plan liabilities) following termination of the defined benefit pension plan, from the defined benefit pension plan to a 401(k) retirement plan available to eligible employees of the Company. The Company recorded, net of tax, other comprehensive income of $60,000 for 2024 and $5,743,000 for 2023 reflecting the change in accrued pension costs during each period net of the related deferred tax and unrecognized prepaid pension amounts.
o	The change in accounts payable and accrued expenses was primarily due to an increase in accrued property taxes offset by a decrease in homebuilder customer deposits.
o	The change in taxes receivable, net was primarily due to the payment of taxes and the accrual of state income taxes payable related to the amount of income before income taxes for 2024.

Off-Balance Sheet Arrangements. As of April 30, 2024 and April 30, 2023, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in this annual report on Form 10-K for a discussion of recently issued accounting pronouncements.

IMPACT OF INFLATION

The Company’s operations can be impacted by inflation. Inflation can cause increases in the cost of land, materials, services, interest rates and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. The Company’s homebuilding segment as well as homebuilders that are customers of the Company’s land development business segment face inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for homes produced by the Company’s homebuilding segment could decrease and the demand for the Company’s land by homebuilder customers could decrease. Although the rate of inflation has been historically low in recent years, it increased significantly in 2024 and 2023. As a result of these inflationary pressures, the Company has experienced significant increases in the prices of labor and certain materials. Inflation may also increase the Company’s financing costs. While the Company attempts to pass on to its customers increases in costs through increased sales prices, market forces may limit the Company’s ability to do so. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, the Company’s revenues, gross margins and net income could be adversely affected.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) anticipated development of the Company’s real estate holdings, (4) the development and construction of possible future commercial properties to be marketed to tenants, (5) the designs, pricing and levels of options and amenities with respect to the Company’s homebuilding operations, (6) the amount and timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (7) the number of planned residential lots in the Company’s subdivisions, (8) estimates of the Company’s exposure to warranty claims, estimates of the cost to complete of common land development costs and the estimated relative sales value of individual parcels of land in connection with the allocation of common land development costs, (9) the sale of the property located in Brighton, Colorado and the sale of two buildings leased to commercial tenants not being indicative of future operating results, (10) estimates and assumptions used in determining future cash flows of real estate projects, (11) the conditions resulting in homebuyer affordability challenges persisting through calendar year 2024, (12) the backlog of homes under contract and in production, the dollar amount of expected sale revenues when such homes are closed and homes and buildings leased or intended to be leased to third parties, (13) the effect of recent accounting pronouncements, (14) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (15) the Company’s belief that its compensation package and benefits offered to employees are competitive with others in the industry, (16) the future issuance of deferred stock units to directors of the Company, (17) the future business conditions that may be experienced by the Company, including the pace of the Company’s housing starts and land development projects, (18) the dilution to earnings per share that outstanding options to purchase shares of common stock of the Company may cause in the future, (19) the adequacy of the Company’s facilities, (20) the materiality of claims and legal actions, (21) projections of future earnings for the future recoverability of deferred tax assets and state net operating losses that are not expected to be realizable, (22) the duration, effect and severity of any pandemic and (23) the measures that governmental authorities may take to address a pandemic which may precipitate or exacerbate one or more of the above-mentioned or other risks and significantly disrupt or prevent the Company from operating in the ordinary course for an extended period of time. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2024 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2024, internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AMREP Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years ended April 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

July 23, 2024

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2024 AND 2023

(Amounts in thousands, except share and per share amounts)

	2024	2023
ASSETS
Cash and cash equivalents	$29,694	$19,993
Restricted cash	547	—
Real estate inventory	65,983	65,625
Investment assets, net	12,551	13,747
Other assets	2,990	3,249
Income taxes receivable	27	41
Deferred income taxes, net	11,038	12,493
Prepaid pension costs	—	747
TOTAL ASSETS	$122,830	$115,895
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$4,745	$4,851
Notes payable	35	44
TOTAL LIABILITIES	4,780	4,895

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,271,309 at April 30, 2024 and 5,254,909 at April 30, 2023	526	526
Capital contributed in excess of par value	32,986	32,686
Retained earnings	83,308	76,618
Accumulated other comprehensive income, net	1,230	1,170
TOTAL SHAREHOLDERS’ EQUITY	118,050	111,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$122,830	$115,895

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended April 30,
	2024	2023
REVENUES:
Land sale revenues	$26,825	$30,659
Home sale revenues	17,187	16,706
Other revenues	7,357	1,311
Total revenues	51,369	48,676
COSTS AND EXPENSES:
Land sale cost of revenues, net	17,224	17,379
Home sale cost of revenues	12,946	12,037
Other cost of revenues	6,726	361
General and administrative expenses Operations	6,871	5,472
Pension settlement	—	7,597
Total costs and expenses	43,767	42,846
Operating income	7,602	5,830
Interest income, net	823	8
Other income	—	1,803
Income before income taxes	8,425	7,641

Provision (benefit) for income taxes	1,735	(14,149)
Net income	$6,690	$21,790

Earnings per share - basic	$1.26	$4.13
Earnings per share - diluted	$1.25	$4.11
Weighted average number of common shares outstanding – basic	5,300	5,282
Weighted average number of common shares outstanding – diluted	5,347	5,307

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended April 30,
	2024	2023
Net income	$6,690	$21,790
Other comprehensive income, net of tax:
Pension settlement expense	—	7,597
Income tax effect	—	(2,354)
Pension settlement expense, net of tax	—	5,243
Decrease in pension liability	138	615
Income tax effect	(78)	(115)
Decrease in pension liability, net of tax	60	500
Other comprehensive income	60	5,743
Total comprehensive income	$6,750	$27,533

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, May 1, 2022	5,240	$524	$32,383	$54,828	$(4,573)	$83,162
Issuance of restricted common stock	15	2	162	—	—	164
Issuance of deferred common stock units	—	—	90	—	—	90
Compensation related to issuance of option to purchase common stock	—	—	51	—	—	51
Net income	—	—	—	21,790	—	21,790
Other comprehensive income	—	—	—	—	5,743	5,743
Balance, April 30, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense			160			160
Compensation related to issuance of option to purchase common stock	—	—	50	—	—	50
Issuance of deferred common stock units	—	—	90	—	—	90
Net income	—	—	—	6,690	—	6,690
Other comprehensive income	—	—	—	—	60	60
Balance, April 30, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,690	$21,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	63
Non-cash credits and charges:
Stock-based compensation	317	238
Deferred income tax provision	1,455	(13,762)
Net periodic pension cost	260	(283)
Pension settlement expense	—	7,597
Excess pension funds transfer	547	—
Changes in assets and liabilities:
Real estate inventory and investment assets	756	(3,122)
Other assets	567	(1,191)
Accounts payable and accrued expenses	(42)	(1,251)
Taxes payable (receivable), net	15	(3,690)
Net cash provided by operating activities	10,714	6,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(457)	(131)
Net cash used in investing activities	(457)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	—	50
Principal debt payments	(9)	(2,036)
Net cash used in financing activities	(9)	(1,986)

Increase in cash, cash equivalents and restricted cash	10,248	4,272
Cash, cash equivalents and restricted cash, beginning of year	19,993	15,721
Cash, cash equivalents and restricted cash, end of year	$30,241	$19,993

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$308	$134
Interest paid	$—	$57

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

Organization and principles of consolidation

The consolidated financial statements include the accounts of AMREP Corporation, an Oklahoma corporation, and its subsidiaries (collectively, the “Company”). The Company is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheets are presented in an unclassified format since the Company has substantial operations in the real estate industry and its operating cycle is greater than one year.

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2024 and 2023 mean the fiscal years ended April 30, 2024 and 2023, unless the context otherwise indicates.

Revenue recognition

The Company accounts for land sale revenues, home sale revenues and other revenues in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Land sale cost of revenues, net includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition costs and capitalized real estate taxes and interest, and an allocation of certain common development costs associated with the entire project. Common development costs include the installation of utilities and roads, and may be based upon estimates of cost to complete. The allocation of costs is based on the estimated relative sales values of the individual parcels of land being sold to the total expected sales value for the unsold parcels of land in the applicable portion of the subdivision. Estimates and cost allocations are reviewed on a regular basis until a project is substantially completed, and are revised and reallocated as necessary on the basis of current estimates. Amounts received from public improvement districts, private infrastructure covenants and payments for impact fee credits reduce the amount of land sale cost of revenues.

Home sale revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. The Company’s performance obligation to deliver a home is generally satisfied in less than one year from the date a binding sale agreement is signed. In general, the Company’s performance obligation for each home sale is fulfilled upon the delivery of the completed home, which generally coincides with the receipt of cash consideration from the counterparty. If the Company’s performance obligations are not complete upon the home closing, the Company defers a portion of the home sale revenues related to the outstanding obligations and subsequently recognizes that revenue upon completion of such obligations. As of April 30, 2024 and April 30, 2023, deferred home sale revenues and costs related thereto were immaterial.

Forfeited customer deposits for homes are recognized in home sale revenues in the period in which the Company determines that the customer will not complete the purchase of the home and the Company has the right to retain the deposit. In order to promote sales of homes, the Company may offer sales incentives to homebuyers. These incentives vary by type and amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sale revenues.

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

Other revenues: Other revenues and cost of other revenues consist of sale of certain investment assets, oil and gas royalties, landscaping revenues and miscellaneous other revenues.

Revenues from sale of investment assets (that were not otherwise classified as land sale revenues) are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for a sale of investment assets is fulfilled upon the delivery of the property, which generally coincides with the receipt of cash consideration from the counterparty. Other cost of revenues includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition and acquisition costs, if applicable, closing and selling costs and construction costs.

Oil and gas royalties are recognized at the time of receipt of cash by the Company as such amounts are unknown with any degree of certainty prior to receipt.

Landscaping revenues consist of landscaping services provided by the Company primarily to homebuilders.

Miscellaneous other revenues primarily include extension fees for purchase contracts, forfeited deposits from land sale contracts and rental payments and additional rent from tenants pursuant to leases with respect to property or buildings of the Company. Base rental payments are recognized as revenue monthly over the term of the lease. Additional rent related to the reimbursement of real estate taxes, insurance, repairs, maintenance and other operating expenses is recognized as revenue in the period the expenses are incurred.

Cash, cash equivalents and restricted cash

Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value because of changes in interest rates. A debt security is classified as a cash equivalent if it meets these criteria and has an original maturity of ninety days or less when purchased. Restricted cash consists of cash deposits with the Company’s 401(k) retirement plan representing the amount of residual assets (after satisfying any pension plan liabilities) following termination of the defined benefit pension plan. Interest payments on cash, cash equivalents and restricted cash are recorded as income on the statement of operations.

Short-Term Investments

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

Real estate inventory: Real estate inventory includes land and improvements on land held for development or sale. The cost basis of the land and improvements includes all direct acquisition costs including development costs, certain amenities, capitalized interest, capitalized real estate taxes and other costs. Interest and real estate taxes are not capitalized unless active development is underway. Real estate inventory is stated at accumulated cost.

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

Share-based compensation

Awards of restricted stock, stock options and deferred stock units are accounted for in accordance with ASC 718-10, which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). Compensation expense for awards of restricted stock, stock options and deferred stock units are based on the fair value of the awards at their grant dates. The grant-date fair value of restricted stock is the price of the stock on the date of grant. The grant-date fair value of deferred stock units is the price of the underlying stock on the date of grant. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, the Company analyzes the historic volatility of the Company’s common stock.

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

Management’s estimates and assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant judgments and estimates that affect the financial statements include, but are not limited to, (i) land sale cost of revenues, net calculations, which are based on land development budgets and estimates of costs to complete; (ii) cash flows, asset groupings and valuation assumptions in performing asset impairment tests of long-lived assets and assets held for sale; (iii) risk assessment of uncertain tax positions; and (iv) the determination of the recoverability of net deferred tax assets. The Company bases its significant estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates.

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting, which provides for enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for the Company’s fiscal year beginning May 1, 2024. The adoption of ASU 2023-07 by the Company is not expected to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, which provides for enhanced transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s fiscal year beginning May 1, 2025. The adoption of ASU 2023-09 by the Company is not expected to have a material effect on its consolidated financial statements.

Other than as described above, there are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its consolidated financial statements.

(2)          REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	April 30,
	2024	2023
Land inventory in New Mexico	$57,527	$59,361
Land inventory in Colorado	—	3,445
Homebuilding model and completed inventory	4,138	1,171
Homebuilding construction in process	4,318	1,648
Total	$65,983	$65,625

Land inventory in New Mexico represents costs for land and improvements on land in New Mexico held for development or sale. Homebuilding model and completed inventory represents costs for residential homes that are completed and ready for sale. Homebuilding construction in process represents costs for residential homes being built.

Interest and loan costs of $2,000 and real estate taxes of $74,000 were capitalized in real estate inventory for the year ended April 30, 2024. Interest and loan costs of $57,000 and real estate taxes of $79,000 were capitalized in real estate inventory for the year ended April 30, 2023.

(3)          INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	April 30,
	2024	2023
Land held for long-term investment	$9,200	$8,961
Owned real estate leased or intended to be leased	3,449	4,802
Less accumulated depreciation	(98)	(16)
Owned real estate leased or intended to be leased, net	3,351	4,786
Total	$12,551	$13,747

Land held for long-term investment represents costs for property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business. Owned real estate leased or intended to be leased represents costs for homes and buildings leased or intended to be leased to third parties. As of April 30, 2024, ten homes were leased to residential tenants. As of April 30, 2023, eight homes were leased to residential tenants and two buildings under construction were leased to commercial tenants. Depreciation associated with owned real estate leased or intended to be leased was $82,000 for 2024 and $16,000 for 2023.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	April 30,
	2024	2023
Prepaid expenses	$942	$1,536
Miscellaneous assets	307	362
Property	1,532	1,251
Equipment	542	366
Less accumulated depreciation of property and equipment	(333)	(266)
Property and equipment, net	1,741	1,351
Total	$2,990	$3,249

Prepaid expenses as of April 30, 2024 primarily consist of land development cash collateralized performance guaranties, insurance and income taxes. Prepaid expenses as of April 30, 2023 primarily consist of a land development cash collateralized performance guaranty, stock compensation, insurance and income and real estate taxes. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $26,000 and $25,000 for 2024 and 2023. Depreciation expense associated with property and equipment was $67,000 and $46,000 for 2024 and 2023.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	April 30,
	2024	2023
Land development and homebuilding operations
Accrued expenses	$901	$1,028
Trade payables	2,091	1,870
Customer deposits	1,240	1,319
	4,232	4,217
Corporate operations	513	634
Total	$4,745	$4,851

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of April 30, 2024 (dollars in thousands):

		Principal Amount Available	Outstanding
		for New Borrowings	Principal Amount
		April 30,	April 30,
Loan Identifier	Lender	2024	2024	2023
Revolving Line of Credit	BOKF	$5,328	$—	$—
Equipment Financing	DC	—	35	44
Total		$5,328	$35	$44

		April 30, 2024
		Mortgaged Property
Loan Identifier	Interest Rate	Book Value	Scheduled Maturity
Revolving Line of Credit	8.47%	$1,721	August 2025
Equipment Financing	2.35%	35	June 2028

	Principal Repayments		Capitalized Interest and Fees
	Year ended April 30,		Year ended April 30,
Loan Identifier	2024	2023	2024	2023
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	9	7	—	—
Total	$9	$7	$—	$—

As of April 30, 2024, the Company and each of its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Additional information regarding each of the above notes payable is provided below.

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

●	Equipment Financing. In June 2022, Rioscapes LLC (“Rioscapes”), a subsidiary of the Company, entered into a Loan Contract-Security Agreement with Deere & Company (“DC”). The loan is secured by a security interest in certain construction equipment. DC lent $50,000 to Rioscapes on a non-revolving line of credit basis to fund the acquisition of the construction equipment. ASW guaranteed Rioscapes’s obligations under the loan. The principal is payable monthly based on a 72-month amortization and the outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 2.35%. Rioscapes made certain representations and warranties in connection with this loan and is required to comply with various covenants, reporting requirements and other customary requirements for similar loans. The loan documentation contains customary events of default for similar financing transactions, including: Rioscapes’s failure to make principal, interest or other payments when due; the failure of Rioscapes to observe or perform its covenants under the loan documentation; the representations and warranties of Rioscapes being false; the insolvency or bankruptcy of Rioscapes or ASW; the merger by Rioscapes or ASW into another entity; and the sale by Rioscapes or ASW of substantially all of their assets. Upon the occurrence and during the continuance of an event of default, DC may declare the outstanding principal amount and all other obligations under the loan immediately due and payable. Rioscapes incurred customary costs and expenses and paid certain fees to DC in connection with the loan.
●	Letter of Credit and Loan Reserves. As of April 30, 2024, the Company had (a) a letter of credit outstanding under its Revolving Line of Credit in the principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the letter of credit and loan reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to April 30, 2024 (in thousands):

Fiscal Year	Scheduled Payments
2025	$8
2026	8
2027	9
2028	8
Thereafter	2
Total	$35

The following table presents information on the Company’s notes payable in effect during 2024 or 2023 and terminated prior to April 30, 2024 (in thousands):

			Outstanding Principal
		Original Maximum	Amount
		Available Principal	April 30,
Loan Identifier	Lender	Amount	2024	2023
La Mirada	BOKF	$7,375	$—	$—

Additional information regarding the above terminated notes payable is provided below:

●	La Mirada. In June 2021, Wymont LLC (“Wymont”), a subsidiary of the Company, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between Wymont and BOKF, with respect to a 15-acre property in Albuquerque, New Mexico comprising the La Mirada subdivision. The loan was scheduled to mature in June 2024. The loan was terminated in October 2023.

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Year Ended April 30,
	2024	2023
Sale of investment assets	$5,701	$—
Oil and gas royalties	—	146
Landscaping revenues	1,186	585
Miscellaneous other revenues	470	580
Total	$7,357	$1,311

Sale of investment assets for 2024 consist of the sale of two buildings leased to commercial tenants.

Oil and gas royalties consist of amounts received from the lease of minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado. In 2023, the Company sold such minerals and mineral rights. The Company owns certain minerals and mineral rights in and under approximately 55,000 surface acres of land in Sandoval County, New Mexico.

Landscaping revenues consist of landscaping services provided by the Company primarily to homebuilders.

Miscellaneous other revenues for 2024 primarily consist of extension fees for purchase contracts and residential rental revenues. Miscellaneous other revenues for 2023 primarily consist of extension fees for purchase contracts, forfeited deposits from land sale contracts and residential rental revenues.

Major customers. A substantial majority of the land sale revenues were received from four customers during 2024 and substantially all of the land sale revenues were received from four customers during 2023. Other than receivables for immaterial amounts (if any), there were no outstanding receivables from these customers as of April 30, 2024 or April 30, 2023. There were two customers that each contributed in excess of 10% of the Company’s revenues for 2024. The revenues from each such customer for 2024 are as follows: $11,554,000 and $7,200,000, with each of these revenues reported in the Company’s land development business segment. There were three customers that each contributed in excess of 10% of the Company’s revenues for 2023. The revenues from each such customer for 2023 are as follows: $7,763,000, $6,810,000 and $6,182,000, with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consist of (in thousands):

	Year Ended April 30,
	2024	2023
Land sale cost of revenues	$20,415	$22,477
Less:
Public improvement district reimbursements	(681)	(759)
Private infrastructure covenant reimbursements	(544)	(626)
Payments for impact fee credits	(1,966)	(3,713)
Land sale cost of revenues, net	$17,224	$17,379

A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills subdivision in Rio Rancho are subject to a public improvement district. The public improvement district reimburses the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district. The Company has accepted discounted prepayments of amounts due under the public improvement district. The Company instituted private infrastructure reimbursement covenants on various land development projects. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing a special levy on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the private infrastructure reimbursement covenants. Impact fees are charges or assessments payable by homebuilders to local governing authorities in order to generate revenue for funding or recouping the costs of capital improvements or facility expansions necessitated by and attributable to the new development. The Company receives credits, allowances and offsets applicable to impact fees in connection with certain costs incurred by the Company in developing subdivisions, which the Company generally sells to homebuilders.

Home sale cost of revenues includes costs for residential homes that were sold.

Other cost of revenues for 2024 consist of the costs associated with the sale of investment assets and cost of goods sold for landscaping services. Other cost of revenues for 2023 consist of cost of goods sold for landscaping services.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Year Ended April 30,
	2024	2023
Land development	$3,677	$2,843
Homebuilding	1,214	1,016
Corporate	1,979	1,613
Total	$6,871	$5,472
Pension settlement	$—	$7,597

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques need to maximize the use of observable inputs and minimize the use of unobservable inputs. There were no transfers between Levels 1, 2 or 3 during 2024 or 2023.

The Financial Instruments Topic of the FASB Accounting Standards Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Topic excludes all nonfinancial instruments from its disclosure requirements. Fair value is determined under the hierarchy discussed above. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions are used in estimating fair value disclosure for financial instruments: the carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments; and debt that bears variable interest rates indexed to secured overnight financing rate as administered by the CME Group Benchmark Administration Limited also approximates fair value as it reprices when market interest rates change.

(11)          BENEFIT PLANS

Pension plan

The Company had a defined benefit pension plan for which accumulated benefits were frozen and future service credits were curtailed as of March 1, 2004. The Company’s defined benefit pension plan was terminated in 2024. During 2024, the Company transferred $547,000, which was the amount of residual assets (after satisfying any pension plan liabilities) following termination of the defined benefit pension plan, from the defined benefit pension plan to a 401(k) retirement plan available to eligible employees of the Company. This amount is recognized as restricted cash on the Company’s balance sheet and is available for future awards to eligible employees.

Given below is information regarding the Company’s defined pension plan prior to its termination:

●	Under generally accepted accounting principles, the Company’s defined benefit pension plan was overfunded as of April 30, 2023 by $747,000,with $1,030,000 of assets and $283,000 of liabilities. The pension plan liabilities were determined using a weighted average discount interest rate of 3.97% per year as of April 30, 2023, which are based on the FTSE Pension Discount Curve as of such date as it corresponds to the projected liability requirements of the pension plan.
●	The Company funded the pension plan in compliance with IRS funding requirements. The pension plan was subject to minimum IRS contribution requirements, but these requirements were able to be satisfied by the use of the pension plan’s existing credit balance. No cash contributions to the pension plan were required or made during 2024 or 2023. Pension assets and liabilities were measured at fair value (measured in accordance with the guidance described in Note 10) and were subject to fair value adjustment in certain circumstances (for example, when there is evidence of impairment). There were no impairments resulting in a change in fair value during 2024 or 2023.
●	The Company recognized a non-cash pre-tax pension settlement general and administrative expense of $7,597,000 during 2023 due to (a) the Company’s defined benefit pension plan paying certain lump sum payouts of pension benefits to former employees and (b) the transfer of nearly all remaining pension benefit liabilities to an insurance company through an annuity purchase. There were no such charges in 2024.

Net periodic pension cost for 2024 and 2023 was comprised of the following components (in thousands):

	Year Ended April 30,
	2024	2023
Interest cost on projected benefit obligation	$6	$603
Expected return on assets	(69)	(1,123)
Plan expenses	152	106
Recognized net actuarial loss	2	372
Net periodic pension cost	$(91)	$(42)
Settlement and related expenses	247	7,597
Net periodic pension cost after settlement	338	7,555

Assumptions used in determining net periodic pension cost and the pension benefit obligation were:

	Year Ended April 30,
	2024	2023
Discount rate used to determine net periodic pension cost	4.51%	3.97%
Discount rate used to determine pension benefit obligation	N/A	N/A
Expected long-term rate of return on assets used for pension cost on assets	7.75%	7.75%

The expected return on assets for the pension plan was based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considered historical and expected returns for the asset classes in which the pension plan was invested, as well as current economic and market conditions.

The actuarial gains of $126,000 and $1,667,000 for 2024 and 2023 were plan experience gains. The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s balance sheet (in thousands):

	April 30,
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$283	$17,964
Service cost	152	106
Interest cost	6	603
Actuarial gain	(126)	(1,667)
Benefits paid	(315)	(1,366)
Settlement	—	(15,357)
Benefit obligation at end of year	$—	$283
Change in plan assets:
Fair value of plan assets at beginning of year	$1,030	$18,054
Actual return on plan assets	(8)	(103)
Plan transfer	(547)	—
Benefits paid	(315)	(1,366)
Plan expenses	(160)	(198)
Settlement	—	(15,357)
Fair value of plan assets at end of year	$—	$1,030
Overfunded status	$—	$747

The funded status of the pension plan was equal to the net liability recognized in the balance sheets. The following table summarizes the amounts recorded in accumulated other comprehensive income (loss), which have not yet been recognized as a component of net periodic pension costs (in thousands):

	Year Ended April 30,
	2024	2023
Pretax accumulated comprehensive income (loss)	$—	$138

The following table summarizes the changes in accumulated other comprehensive income (loss) related to the pension plan for the years ended April 30, 2024 and 2023 (in thousands):

	Pension Benefits
	Pretax	Net of Tax
Accumulated comprehensive loss, May 1, 2022	$8,350	$4,573
Net actuarial gain	(372)	(302)
Amortization of net loss	(243)	(198)
Settlement	(7,597)	(5,243)
Accumulated comprehensive loss, April 30, 2023	$138	$(1,170)
Net actuarial loss	(2)	—
Amortization of net loss	111	78
Settlement and related expenses	(247)	(138)
Accumulated comprehensive income (loss), April 30, 2024	$—	$(1,230)

The Company recognizes the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded, net of tax, other comprehensive income of $60,000 and $5,743,000 in 2024 and 2023 to account for the net effect of changes to the pension liability. The assets of the pension plan were held in cash and cash equivalents as of April 30, 2023.

401(k) and Simple IRA

Starting in March 2024, the Company provides a 401(k) with a profit sharing plan as a retirement plan for eligible employees. Under the plan, eligible employees may contribute a portion of their annual pre-tax compensation, the Company will contribute 3% of each eligible employee’s annual pre-tax compensation each year and the Company may make discretionary contributions to eligible employees on a profit sharing basis. The Company accrued $10,000 for its 401(k) employer contribution in 2024.

In 2024 and 2023, the Company provided a Simple IRA plan as a retirement plan for eligible employees. The Company’s Simple IRA plan was terminated in December 2023. Under the plan, eligible employees were permitted to contribute a portion of their annual pre-tax compensation with the Company matching such contributions on a dollar-for-dollar basis up to 3% of each contributing employee’s annual pre-tax compensation. The Company’s employer contribution for the Simple IRA was $88,000 and $74,000 for 2024 and 2023.

Equity compensation plan

The AMREP Corporation 2016 Equity Compensation Plan (the “ Equity Plan”) authorizes stock-based awards of various kinds to non-employee directors and employees covering up to a total of 500,000 shares of common stock of the Company. The Equity Plan will expire by its terms on, and no award will be granted under the Equity Plan on or after, September 19, 2026.  As of April 30, 2024, the Company has issued 125,361 shares of common stock of the Company under the Equity Plan and has reserved for issuance 114,361 shares of common stock of the Company under the Equity Plan upon exercise of issued and outstanding deferred common share units and an option to purchase shares, resulting in 260,278 shares of common stock of the Company available for issuance under the Equity Plan.

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

The restricted share award activity for 2024 and 2023 was as follows:

		Weighted Average
	Number of	Grant Date Fair Value
Restricted share awards	Shares	Per Share
Non-vested as of May 1, 2022	21,500	8.98
Granted during 2023	14,600	11.17
Vested during 2023	(9,833)	8.09
Forfeited during 2023	—	—
Non-vested as of April 30, 2023	26,267	10.53
Granted during 2024	16,400	19.23
Vested during 2024	(12,199)	9.68
Forfeited during 2024	—	—
Non-vested as of April 30, 2024	30,468	15.55

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $237,000 and $144,000 for 2024 and 2023. As of April 30, 2024, there was $183,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share, which was the closing price on the New York Stock Exchange on the date of grant. The option will become exercisable for 100% of the option shares on November 1, 2026 if Mr. Vitale is employed by, or providing service to, the Company on such date. Subject to the definitions in the Equity Plan, in the event (a) Mr. Vitale has a termination of employment with the Company on account of death or disability, (b) the Company terminates Mr. Vitale’s employment with the Company for any reason other than cause or (c) of a change in control, then the option will become immediately exercisable for 100% of the option shares. The option has a term of ten years from the date of grant and terminates at the expiration of that period. The option automatically terminates upon: (i) the expiration of the three month period after Mr. Vitale ceases to be employed by the Company, if the termination of his employment by Mr. Vitale or the Company is for any reason other than as hereinafter set forth in clauses (ii), (iii) or (iv); (ii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company on account of Mr. Vitale’s disability; (iii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company, if Mr. Vitale dies while employed by the Company; or (iv) the date on which Mr. Vitale ceases to be employed by the Company, if the termination is for cause. If Mr. Vitale engages in conduct that constitutes cause after Mr. Vitale’s employment terminates, the option immediately terminates. Notwithstanding the foregoing, in no event may the option be exercised after the date that is immediately before the tenth anniversary of the date of grant. Except as described above, any portion of the option that is not exercisable at the time Mr. Vitale has a termination of employment with the Company immediately terminates. The fair value of the option was $252,000 as of the date of grant using the Black-Scholes fair value option valuation model. The following assumptions were used for determining the fair value of the option: expected volatility of 38.04%; average risk-free interest rate of 1.46%; dividend yield of 0%; and expected life of 7.5 years. As of April 30, 2024, the option has not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $50,000 and $51,000 for 2024 and 2023. As of April 30, 2024, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share. As of April 30, 2023, the option was out-of-the-money and therefore was not included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

On December 31, 2023 and 2022, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the Equity Plan equal to $30,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $21.97 and $11.55 on December 31, 2023 and 2022, the Company issued a total of 4,095 and 7,791 deferred common share units to members of the Company’s Board of Directors. Each deferred common share unit represents the right to receive one share of Common Stock within 30 days after the first day of the month to follow such director’s termination of service as a director of the Company.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company's Board of Directors ratably over the director’s service in office during the calendar year, was $90,000 for each of 2024 and 2023. At April 30, 2024 and 2023, there was $30,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of the following fiscal year.

(12)        OTHER INCOME

There was no other income in 2024. Other income of $1,803,000 for 2023 primarily consists of the sale of all of the Company’s minerals and mineral rights in and under approximately 147 surface acres of land in Brighton, Colorado.

(13)        INCOME TAXES

Worthless Stock Deduction

Palm Coast Data Holdco, Inc., a subsidiary of the Company, had previously been the owner of the Company’s fulfillment services business. During 2023, the Company converted Palm Coast Data Holdco, Inc. to a limited liability company and made an election to treat the limited liability company as a disregarded entity for U.S. federal income tax purposes. This resulted in a worthless stock deduction for tax purposes. As a result of the worthless stock deduction, the Company incurred an operating tax loss of $62,180,000, yielding an income tax benefit of $13,058,000 for U.S. federal corporate income taxes and an income tax benefit of $3,013,000 for New Mexico state corporate income taxes. The Company expects its operations to generate sufficient taxable income to fully utilize the tax benefit of this tax loss. The full tax benefit expected from the Company’s worthless stock deduction was accrued during 2023 and reflected as a reduction to the Company’s provision (benefit) for income taxes and an increase in deferred income taxes, net without any valuation allowance.

The Company did not provide a valuation allowance against deferred tax assets, net with respect to the worthless stock deduction due to the Company’s belief that it is more likely than not based upon the available evidence that such deferred tax assets will be realized. In making this determination, the Company projected its future earnings for the future recoverability of such deferred tax assets. While the Company believes that it has utilized a reasonable method to make this valuation allowance determination, should factors and conditions differ materially from those used by the Company in making such determination (including if the Company does not generate sufficient future taxable income to fully utilize the tax benefit of the tax loss included in deferred income taxes, net), the actual realization of deferred tax assets could differ materially from the reported amounts.

This tax loss may be subject to audit and possible adjustment by the U.S. Internal Revenue Service (“IRS”), which could result in a reversal of none, part or all of the income tax benefit or could result in a benefit higher than the amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock deduction, the Company may have to pay additional cash income taxes, which would adversely affect the Company’s results of operations, financial condition and cash flows. The Company cannot guarantee what the ultimate outcome will be or the amount of the tax benefit the Company will receive, if any. Under federal income tax law, net operating losses have an unlimited carryforward period and the deductibility of such federal net operating losses is limited to 80% of taxable income in any year during the carryforward period.

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

Provision for Income Taxes and Deferred Income Tax Asset

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2024	2023
Current:
Federal	$249	$—
State and local	75	35
	324	35
Deferred:
Federal	1,181	(10,555)
State and local	230	(3,629)
	1,411	(14,184)
Total provision (benefit) for income taxes	$1,735	$(14,149)

The components of the net deferred income taxes are as follows (in thousands):

	April 30,
	2024	2023
Deferred income tax assets:
State tax loss carryforwards	$2,748	$2,921
U.S. federal NOL carryforward	8,891	10,010
Accrued pension costs	—	—
Vacation accrual	27	9
Real estate basis differences	2,444	3,233
Other	390	284
Total deferred income tax assets	14,500	16,457

Deferred income tax liabilities:
Depreciable assets	(50)	(19)
Deferred gains on investment assets	(2,377)	(2,474)
Prepaid pension costs	—	(576)
Other	(46)	(43)
Total deferred income tax liabilities	(2,473)	(3,112)
Valuation allowance for realization of certain deferred income tax assets	(989)	(852)
Net deferred income tax asset	$11,038	$12,493

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

The Company has federal net operating loss carryforwards of $42,339,000 as of April 30, 2024, which do not have an expiration. The Company has state net operating loss carryforwards of $52,927,000 as of April 30, 2024 that expire beginning in the fiscal year ending April 30, 2038.

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision (in thousands):

	Year Ended April 30,
	2024	2023
Computed tax provision at statutory rate	$1,811	$1,614
Increase (reduction) in tax resulting from:
Deferred tax rate changes	(63)	105
Change in valuation allowances	138	(3,297)
State income taxes, net of federal income tax effect	472	(2,222)
Permanent items	—	(13,057)
Other	(623)	2,708
Actual tax provision (benefit)	$1,735	$(14,149)

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Federal tax returns prior to the fiscal year ended April 30, 2018 are no longer subject to examination due to the expiration of the statute of limitations. State tax returns prior to the fiscal year ended April 30, 2021 are no longer subject to examination due to the expiration of the applicable statutes of limitations.

ASC 740 clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The Company has no unrecognized tax benefits for 2024 and 2023.

The Company has elected to include interest and penalties in its income tax expense. The Company had no accrued interest or penalties as of April 30, 2024 and 2023.

(14)        LEASE COMMITMENTS

The Company leases an office and office equipment in Pennsylvania and office equipment in New Mexico. The leases are generally non-cancelable operating leases with an initial term of two to five years. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease agreements do not contain any residual value guarantees or material restrictive covenants. As of April 30, 2024, right-of-use assets and lease liabilities were $67,000 and $69,000. As of April 30, 2023, right-of-use assets and lease liabilities were $93,000 and $95,000. Total operating lease expense was $60,000 and $56,000 for 2024 and 2023.

Remaining operating lease payments for these leases subsequent to April 30, 2024 are $27,000 in fiscal year 2025, $29,000 in fiscal year 2026 and $9,000 in fiscal year 2027.  Remaining operating lease payments had imputed interest resulting in a present value of these lease liabilities of $61,000. For 2024, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 2.34 years and 5.50%. For 2023, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 3.34 years and 5.50%. The lease contracts for the Company generally do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

(15)        INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following table sets forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
2024(a)
Revenues	$36,721	$14,648	$—	$51,369
Net income (loss)	$6,778	$2,886	$(2,974)	$6,690
Capital expenditures	$312	$145	$—	$457
Total assets as of April 30, 2024	$97,408	$13,304	$12,118	$122,830

2023(a)
Revenues	$34,404	$14,272	$—	$48,676
Net income (loss)	$13,331	$3,348	$5,111	$21,790
Capital expenditures	$118	$13	$—	$131
Total assets as of April 30, 2023	$95,457	$6,105	$14,333	$115,895

(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying consolidated statements of operations. Corporate is net of intercompany eliminations.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of April 30, 2024 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9B.          Other Information

During the three months ended April 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non - Rule 10b5-1 trading arrangement", as each term is defined in Item 408 (a) of Regulation S-K.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Director”, “The Board of Directors and its Committees” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Information about the Company’s Executive Officers.”

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)                        1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

●	Management’s Annual Report on Internal Control Over Financial Reporting
●	Report of Independent Registered Public Accounting Firm dated July 23, 2024 – Baker Tilly US, LLP (PCAOB ID #23)
●	Consolidated Balance Sheets – April 30, 2024 and 2023
●	Consolidated Statements of Operations for the Years Ended April 30, 2024 and April 30, 2023
●	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2024 and April 30, 2023
●	Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2024 and April 30, 2023
●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2024 and April 30, 2023
●	Notes to Consolidated Financial Statements

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

Dated: July 23, 2024

	By:	/s/ Adrienne M. Uleau
	Name:	Adrienne M. Uleau
	Title:	Vice President, Finance and Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher V. Vitale Christopher V. Vitale	President, Chief Executive Officer and Director (Principal Executive Officer)	July 23, 2024
/s/ Adrienne M. Uleau Adrienne M. Uleau	Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)	July 23, 2024
/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 23, 2024
/s/ Robert E. Robotti Robert E. Robotti	Director	July 23, 2024
/s/ Albert V. Russo Albert V. Russo	Director	July 23, 2024

EXHIBIT INDEX
NUMBER	ITEM
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
3.2	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 22, 2024)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed July 25, 2023)
10.1

Loan Agreement, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.2

First Modification Agreement, dated January 25, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc., to Loan Agreement, dated as of February 3, 2021. (Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K filed July 21, 2022)

10.3

Second Modification Agreement, dated April 13, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc., to Loan Agreement, dated as of February 3, 2021. (Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed July 21, 2022)

10.4

Third Modification Agreement, dated August 15, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.5

Fourth Modification Agreement, dated February 4, 2023, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed July 25, 2023)

10.6

Fifth Modification Agreement, dated February 4, 2024, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2024)

10.7

Revolving Line of Credit Promissory Note, dated February 3, 2021, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.8

First Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2022, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.9

Line of Credit Mortgage, Security Agreement and Fixture Filing, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.10

Development Loan Agreement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.11

Non-Revolving Line of Credit Promissory Note, dated June 24, 2021, by Wymont LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.12

Mortgage, Security Agreement and Financing Statement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.13

Guaranty Agreement, dated as of June 24, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.14 (a)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.15 (a)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.16 (a)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)

10.17	(a)

Employment Agreement, dated November 1, 2021, by and between AMREP Corporation and Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

10.18	(a)

Stock Option Grant, dated as of November 1, 2021, delivered by AMREP Corporation to Christopher V. Vitale. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

16.1		Letter, dated September 12, 2022, from Marcum LLP. (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed September 14, 2022)
21	(b)	Subsidiaries of Registrant.
23.1	(b)	Consent of Baker Tilly US, LLP.
31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
97	(b)	Incentive-Based Compensation Recovery Policy, effective September 7, 2023
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(a)  Management contract or compensatory plan or arrangement in which directors or officers participate.

(b)  Filed herewith.