Form 10-Q
period 2024-07-31
AMREP CORP.
filed 2024-09-13
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 12, 2024 – 5,287,449.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	July 31,	April 30,
	2024	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$40,350	$29,694
Restricted cash	547	547
Real estate inventory	60,259	65,983
Investment assets, net	13,039	12,551
Other assets	2,752	2,990
Income taxes receivable	—	27
Deferred income taxes, net	10,058	11,038
TOTAL ASSETS	$127,005	$122,830

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$4,441	$4,745
Notes payable	34	35
Income taxes payable	359	—
TOTAL LIABILITIES	4,834	4,780

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,287,449 at July 31, 2024 and 5,271,309 at April 30, 2024	526	526
Capital contributed in excess of par value	33,043	32,986
Retained earnings	87,372	83,308
Accumulated other comprehensive income, net	1,230	1,230
TOTAL SHAREHOLDERS’ EQUITY	122,171	118,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,005	$122,830

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended July 31, 2024 and 2023

(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2024	2023
REVENUES:
Land sale revenues	$9,349	$6,658
Home sale revenues	8,992	3,402
Other revenues	750	229
Total revenues	19,091	10,289

COSTS AND EXPENSES:
Land sale cost of revenues, net	4,909	4,281
Home sale cost of revenues	7,245	2,391
Other cost of revenues	314	19
General and administrative expenses	1,631	1,575
Total costs and expenses	14,099	8,266
Operating income	4,992	2,023

Interest income, net	281	48
Income before income taxes	5,273	2,071

Provision for income taxes	1,209	725
Net income	$4,064	$1,346

Earnings per share – basic	$0.77	$0.25
Earnings per share – diluted	$0.76	$0.25
Weighted average number of common shares outstanding – basic	5,309	5,292
Weighted average number of common shares outstanding – diluted	5,353	5,325

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended July 31, 2024 and 2023

(Amounts in thousands)

	Three Months Ended
	July 31,
	2024	2023
Net income	$4,064	$1,346
Other comprehensive income, net of tax	—	—
Total comprehensive income	$4,064	$1,346

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended July 31, 2024 and 2023

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, May 1, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000
Issuance of restricted common stock	16	—	—	—	—	—
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Net income	—	—	—	1,346	—	1,346
Balance, July 31, 2023	5,271	$526	$32,698	$77,964	$1,170	$112,358

Balance, May 1, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	—	44	—	—	44
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Net income	—	—	—	4,064	—	4,064
Balance, July 31, 2024	5,287	$526	$33,043	$87,372	$1,230	$122,171

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended July 31, 2024 and 2023

(Amounts in thousands)

	Three Months Ended July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,064	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48	32
Non-cash credits and charges:
Stock-based compensation	89	48
Deferred income tax provision	980	636
Net periodic pension cost	—	23
Changes in assets and liabilities:
Real estate inventory	5,700	2,182
Investment assets, net	(488)	(2,816)
Other assets	221	684
Accounts payable and accrued expenses	(309)	(397)
Taxes payable (receivable), net	386	89
Net cash provided by operating activities	10,691	1,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(34)	(40)
Net cash used in investing activities	(34)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(1)	(3)
Net cash used in financing activities	(1)	(3)

Increase in cash, cash equivalents and restricted cash	10,656	1,784
Cash, cash equivalents and restricted cash, beginning of period	30,241	19,993
Cash, cash equivalents and restricted cash, end of period	$40,897	$21,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$127	$—
Interest paid	$—	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2024 and 2023

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair statement of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2025 and 2024 are to the fiscal years ending April 30, 2025 and 2024.

The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2024, which was filed with the SEC on July 23, 2024 (the “2024 Form 10-K”). The significant accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the 2024 Form 10-K.

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting, which provides for enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for the Company’s fiscal year ended April 30, 2025. The adoption of ASU 2023-07 by the Company is not expected to have a material effect on its consolidated financial statements.

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	July 31,	April 30,
	2024	2024
Land inventory in New Mexico	$52,651	$57,527
Homebuilding model inventory	1,488	4,138
Homebuilding construction in process	6,120	4,318
Total	$60,259	$65,983

Refer to Note 2 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding real estate inventory. No interest was capitalized in real estate inventory for the three months ended July 31, 2024 or July 31, 2023. Loan costs and real estate taxes of $29,000 and $2,000 were capitalized in real estate inventory for the three months ended July 31, 2024 and July 31, 2023.

(3)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	July 31,	April 30,
	2024	2024
Land held for long-term investment	$9,241	$9,200
Owned real estate leased or intended to be leased	3,920	3,449
Less accumulated depreciation	(122)	(98)
Owned real estate leased or intended to be leased, net	3,798	3,351
Total	$13,039	$12,551

Refer to Note 3 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding investment assets. As of July 31, 2024, eleven homes were leased to residential tenants. As of April 30, 2024, ten homes were leased to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $24,000 and $19,000 for the three months ended July 31, 2024 and July 31, 2023.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	July 31,	April 30,
	2024	2024
Prepaid expenses	$714	$942
Miscellaneous assets	287	307
Property	1,561	1,532
Equipment	547	542
Less accumulated depreciation of property and equipment	(357)	(333)
Property and equipment, net	1,751	1,741
Total	$2,752	$2,990

Prepaid expenses as of July 31, 2024 primarily consist of land development cash collateralized performance guaranties and insurance. Prepaid expenses as of April 30, 2024 primarily consist of land development cash collateralized performance guaranties, insurance and income taxes. Amortized lease cost for right-of-use assets associated with leases of office facilities was $7,000 and $6,000 for the three months ended July 31, 2024 and July 31, 2023. Depreciation expense associated with property and equipment was $24,000 and $12,000 for the three months ended July 31, 2024 and July 31, 2023.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	July 31,	April 30,
	2024	2024
Land development and homebuilding operations
Accrued expenses	$856	$901
Trade payables	2,087	2,091
Customer deposits	1,158	1,240
	4,101	4,232
Corporate operations	340	513
Total	$4,441	$4,745

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of July 31, 2024 (dollars in thousands):

		Principal Amount
		Available for	Outstanding
		New Borrowings	Principal Amount
		July 31,	July 31,	April 30,
Loan Identifier	Lender	2024	2024	2024
Revolving Line of Credit	BOKF	$5,328	$—	$—
Equipment Financing	DC	—	34	35
Total		$5,328	$34	$35

	July 31, 2024
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	8.48%	$1,721	August 2025
Equipment Financing	2.35%	34	June 2028

	Principal Repayments		Capitalized Interest and Fees
	Three months Ended		Three months Ended
	July 31,		July 31,
Loan Identifier	2024	2023	2024	2023
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	1	3	—	—
Total	$1	$3	$—	$—

As of July 31, 2024, the Company and its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2024 Form 10-K for detail about the above notes payable.

As of July 31, 2024, the Company had (a) one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of municipalities guarantying the completion of improvements in certain subdivisions being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the letter of credit and loan reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to July 31, 2024 (in thousands):

Fiscal Year	Scheduled Payments
2025	$6
2026	8
2027	9
2028	8
Thereafter	3
Total	$34

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Three Months Ended
	July 31,
	2024	2023
Landscaping revenues	$621	$112
Miscellaneous other revenues	129	117
Total	$750	$229

Refer to Note 7 to the consolidated financial statements contained in the 2024 Form 10-K for detail about the categories of other revenues.

Miscellaneous other revenues for the three months ended July 31, 2024 primarily consist of extension fees for purchase contracts and residential rental revenues. Miscellaneous other revenues for the three months ended July 31, 2023 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues.

Major customers. Substantially all of the land sale revenues were received from three customers for each of the three months ended July 31, 2024 and July 31, 2023. Other than receivables for immaterial amounts (if any), there were no outstanding receivables from these customers as of July 31, 2024 or July 31, 2023. There were two customers that contributed in excess of 10% of the Company’s revenues for the three months ended July 31, 2024. The revenues from each such customer for the three months ended July 31, 2024 were as follows: $6,036,000 and $1,935,000, with all of these revenues reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended July 31, 2023. The revenues from each such customer for the three months ended July 31, 2023 were as follows: $2,914,000 and $2,795,000, with all of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consist of (in thousands):

	Three Months Ended
	July 31,
	2024	2023
Land sale cost of revenues	$7,146	$5,166
Less:
Public improvement district reimbursements	(812)	(201)
Private infrastructure covenant reimbursements	(242)	(135)
Payments for impact fee credits	(1,183)	(549)
Land sale cost of revenues, net	$4,909	$4,281

Refer to Note 8 to the consolidated financial statements contained in the 2024 Form 10-K for detail about land sale cost of revenues.

Home sale cost of revenues include costs for residential homes that were sold.

Other cost of revenues for the three months ended July 31, 2024 and July 31, 2023 consist of the cost of goods sold for landscaping services.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended July 31,
	2024	2023
Land development	$908	$831
Homebuilding	390	291
Corporate	333	453
Total	$1,631	$1,575

(10)          BENEFIT PLANS

401(k)

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the 401(k) plan and Simple IRA plan. The Company accrued $41,000 for its 401(k) employer contribution during the three months ended July 31, 2024. The Company accrued $20,000 for its Simple IRA employer contribution during the three months ended July 31, 2023.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the three months ended July 31, 2024 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2024	30,468
Granted during the three months ended July 31, 2024	16,140
Vested during the three months ended July 31, 2024	(14,666)
Forfeited during the three months ended July 31, 2024	—
Non-vested as of July 31, 2024	31,942

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $53,000 and $36,000 for the three months ended July 31, 2024 and July 31, 2023. As of July 31, 2024, there was $482,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the option to purchase 50,000 shares of common stock of the Company under the Equity Plan. As of July 31, 2024, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $13,000 and $12,000 for the three months ended July 31, 2024 and July 31, 2023. As of July 31, 2024 and July 31, 2023, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $23,000 for each of the three months ended July 31, 2024 and July 31, 2023. As of July 31, 2024, there was $53,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2024. As of July 31, 2023, there was $53,000 of accrued compensation expense related to the deferred common share units issued in December 2023.

(11) CONTINGENCIES

Warranty Reserves

The Company’s homebuilding operations provides homebuyers with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to 10 years. The Company’s homebuilding work is performed by subcontractors who must agree to indemnify the Company with regard to their work and provide certificates of insurance demonstrating that they have met the Company’s insurance requirements and have named the Company as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of these subcontractors.

Warranty reserves are included in accrued expenses within the condensed consolidated balance sheets, and the provision for warranty accruals is included in home sale cost of revenues in the condensed consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed, which are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home.

Management periodically assesses the adequacy of warranty reserves based on historical experience and the expected costs to remediate potential claims. In addition, the analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends that may need to be separately estimated based on management’s judgment of the ultimate cost of repair for that specific issue. While estimated warranty liabilities are adjusted each reporting period based on the results of this assessment, the Company may not accurately predict actual warranty costs, which could lead to significant changes in the reserve and could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

The Company maintains third-party insurance, subject to applicable self-insured retentions, for most construction defects that the Company encounters in the normal course of business. The Company believes that its warranty reserves, subcontractor indemnities and third-party insurance are adequate to cover the ultimate resolution of any potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. However, there can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers; that the Company will be able to renew its insurance coverage or renew it at reasonable rates; that the Company will not be liable for damages, the cost of repairs or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims; or that claims will not arise out of events or circumstances not covered by insurance or not subject to effective indemnification agreements with our subcontractors.

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	July 31,
	2024	2023
Balance at beginning of period	$175	$165
Warranty accrued during period	44	17
Warranty expenditures during period	(4)	(3)
Balance at end of period	$215	$179

Security for Performance Obligations

The Company is required from time to time to provide security (such as letters of credit, surety bonds or cash collateral) for performance obligations in support of the Company’s land development and homebuilding obligations to municipalities related to the construction of improvements in subdivisions. Cash collateral on deposit with municipalities is included in other assets within the condensed consolidated balance sheets. In the event any letter of credit or surety bond is drawn, the Company would be obligated to reimburse the issuer of the letter of credit or surety bond. As of July 31, 2024, the Company had one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of municipalities and cash collateral of $247,000 on deposit with municipalities. As of April 30, 2024, the Company had one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of a municipality and cash collateral of $241,000 on deposit with municipalities.

Litigation

The Company may be subject to various lawsuits and legal claims. Certain of the liabilities resulting from these actions may be covered in whole or in part by insurance. The Company establishes liabilities for litigation and legal claims when such matters are both probable of occurring and any potential loss is reasonably estimable. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. To the extent the liability arising from the ultimate resolution of any lawsuit or legal claim exceeds the estimates reflected in the recorded reserves relating to such matter, the Company would incur additional charges and these charges might be significant. The Company cannot predict or determine with certainty the timing or final outcome of any lawsuit or legal claim or the effect that any adverse findings or determinations in any lawsuit or legal claim may have on the Company. The legal costs associated with any lawsuit or legal claim and the amount of time required to be spent by management and the Company’s Board of Directors on these matters, even if the Company is ultimately successful, could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. The Company has not accrued any amounts related to litigation matters as of July 31, 2024 or April 30, 2024.

(12) EARNINGS PER SHARE

Earnings per share – basic is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during the period includes shares issuable upon settlement of deferred stock units but does not include unvested shares of restricted common stock or shares issuable upon the exercise of stock options. The components of earnings per share – basic are as follows (amounts in thousands, except per share amounts):

	Three Months Ended July 31,
	2024	2023
Numerator:
Net income	$4,064	$1,346

Denominator:
Weighted average number of common shares outstanding – basic	5,309	5,292

Earnings per share – basic	$0.77	$0.25

Earnings per share – diluted is calculated by dividing net income by the sum of (1) the weighted-average number of common shares outstanding during the period plus (2) the dilutive effects of unvested shares of restricted common stock, shares issuable upon the exercise of stock options that are in-the-money and other potentially dilutive instruments. The components of earnings per share – diluted are as follows (amounts in thousands, except per share amounts):

	Three Months Ended July 31,
	2024	2023
Numerator:
Net income	$4,064	$1,346
Denominator:
Weighted average number of common shares outstanding – basic	5,309	5,292
Dilutive effect of shares of restricted common stock	29	27
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	15	6
Weighted average number of common shares outstanding – diluted	5,353	5,325

Earnings per share – diluted	$0.76	$0.25

(13)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following table sets forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended July 31, 2024 (a)
Revenues	$11,408	$7,678	$5	$19,091
Net income	$4,293	$1,280	$(1,509)	$4,064
Capital expenditures	$25	$9	$—	$34
Total assets as of July 31, 2024	$100,886	$14,183	$11,936	$127,005

Three months ended July 31, 2023 (a)
Revenues	$7,486	$2,803	$—	$10,289
Net income	$1,701	$802	$(1,157)	$1,346
Capital expenditures	$10	$30	$—	$40
Total assets as of July 31, 2023	$96,158	$7,535	$13,214	$116,907
(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying condensed consolidated statements of operations. Revenue information provided for the land development segment includes amounts classified as home sale revenues in the accompanying condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. Unless the context otherwise indicates, all references to the Company in this quarterly report on Form 10-Q include the Company and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s unaudited condensed consolidated results of operations and financial condition. The information contained in this Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2024, which was filed with the Securities and Exchange Commission on July 23, 2024 (the “2024 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2025 and 2024 are to the fiscal years ending April 30, 2025 and 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2024 condensed consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2024 Form 10-K. The preparation of the unaudited condensed consolidated financial statements included in this report on Form 10-Q required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2024 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the condensed consolidated financial statements contained in the 2024 Form 10-K and in the notes to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the three months ended July 31, 2024 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2024, the Company had net income of $4,064,000, or $0.76 per diluted share, compared to net income of $1,346,000, or $0.25 per diluted share, for the three months ended July 31, 2023.

During the three months ended July 31, 2024 and July 31, 2023, the Company experienced delays in municipal entitlements, infrastructure availability, approvals and inspections and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. In addition, home affordability and consumer sentiment have been adversely affected by mortgage rate levels during the three months ended July 31, 2024 and July 31, 2023, which tempered demand for new homes and finished residential lots. The rising cost of housing due to increases in average sales prices in recent years and increases in mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability and have caused many potential homebuyers to pause and reconsider their housing choices. Given the affordability challenges and the resulting impact on demand, the Company has provided sales incentives on certain homes, reduced the size of lots and homes, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. The Company believes these conditions will continue to impact the land development and homebuilding industries for at least the remainder of 2025. During 2024, the Company reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty and an increase in entitlement and infrastructure delays as compared to the prior year. This may result in reduced land sale revenues during 2025 and the fiscal year ending April 30, 2026 as compared to 2024.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months Ended July 31,		Increase
	2024	2023	(decrease)
Land sale revenues	$9,349	$6,658	$2,691	40%
Home sale revenues	8,992	3,402	5,590	(a)
Other revenues	750	229	521	(a)
Total	$19,091	$10,289	8,802	86%

(a)Percentage not meaningful.

●	The change in land sale revenues for the three months ended July 31, 2024 compared to the prior period was primarily due to an increase in revenues from the sale of developed residential land and undeveloped land offset in part by a decrease in revenues from the sale of commercial developed land. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months Ended July 31, 2024			Three Months Ended July 31, 2023
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	11.9	$9,185	$773	10.5	$6,225	$593
Commercial	—	—	—	0.8	404	522
Total Developed	11.9	9,185	773	11.3	6,629	588
Undeveloped	18.1	164	9	7.5	29	4
Total	30.0	$9,349	312	18.8	$6,658	355

1  Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three months ended July 31, 2024 compared to the prior period were primarily due to the location and mix of land sold.

●	The change in home sale revenues for the three months ended July 31, 2024 compared to the prior period was primarily due to an increase in the number of homes sold. The change in average selling prices for the three months ended July 31, 2024 compared to the prior period was primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended July 31,
	2024	2023
Homes sold	21	6
Average selling price	$428	$567

As of July 31, 2024, the Company had 64 homes in production, including 17 homes under contract, which homes under contract represented $7,852,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of July 31, 2023, the Company had 23 homes in production, including 19 homes under contract, which homes under contract represented $9,524,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

●	Other revenues consist of (in thousands):

	Three Months Ended July 31,
	2024	2023
Landscaping revenues	$621	$112
Miscellaneous other revenues	129	117
Total	$750	$229

Miscellaneous other revenues for the three months ended July 31, 2024 primarily consist of extension fees for purchase contracts and residential rental revenues. Miscellaneous other revenues for the three months ended July 31, 2023 primarily consist of extension fees for purchase contracts, forfeited deposits from land sale contracts and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months Ended July 31,		Increase
	2024	2023	(decrease)
Land sale cost of revenues, net	$4,909	$4,281	$628	15%
Home sale cost of revenues	7,245	2,391	4,854	(a)
Other cost of revenues	314	19	295	(a)
Total	$12,468	$6,691	5,777	86%
(a)	Percentage not meaningful.

●	Land sale cost of revenues, net consist of (in thousands):

	Three Months Ended July 31,
	2024	2023
Land sale cost of revenues	$7,146	$5,166
Less:
Public improvement district reimbursements	(812)	(201)
Private infrastructure covenant reimbursements	(242)	(135)
Payments for impact fee credits	(1,183)	(549)
Land sale cost of revenues, net	$4,909	$4,281

Land sale gross margins were 48% for the three months ended July 31, 2024 compared to 36% for the three months ended July 31, 2023. The changes in gross margin was primarily due to an increase in public improvement district reimbursements, private infrastructure covenant reimbursements and payments for impact fee credits and the location, size and mix of property sold.

●	The change in home sale cost of revenues for the three months ended July 31, 2024 compared to the prior period was primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 19% for the three months ended July 31, 2024 compared to 29% for the three months ended July 31, 2023. The change in gross margin was primarily due to the location, size and mix of homes sold.
●	Other cost of revenues for the three months ended July 31, 2024 and July 31, 2023 consist of the cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months Ended July 31,		Increase
	2024	2023	(decrease)
Land development	$908	$831	$77	9%
Homebuilding	390	291	99	34%
Corporate	333	453	(120)	(26)%
Total	$1,631	$1,575	56	4%

●	The change in land development general and administrative expenses for the three months ended July 31, 2024 compared to the prior period was primarily due to an increase in employee and equipment costs for landscaping.
●	The change in homebuilding general and administrative expenses for the three months ended July 31, 2024 compared to the prior period was primarily due to expansion of the Company’s homebuilding operations.
●	The change in corporate general and administrative expenses for the three months ended July 31, 2024 compared to the prior period was primarily due to a decrease in professional services and pension benefit expenses as a result of the termination of the Company’s pension plan in the prior period offset in part by an increase in bank charges.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three months ended July 31, 2024 or July 31, 2023. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

Interest Income, net. The Company had interest income, net of $281,000 and $48,000 for the three months ended July 31, 2024 and July 31, 2023. There were no interest or loan costs capitalized in real estate inventory in the three months ended July 31, 2024 or July 31, 2023.

Income Taxes. The Company had a provision for income taxes of $1,209,000 and $725,000 for the three months ended July 31, 2024 and July 31, 2023 related to the amount of income before income taxes during each period.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2024 and April 30, 2024, the Company had cash, cash equivalents and restricted cash as follows (in thousands):

	July 31,	April 30,
	2024	2024
Cash	$20,980	$10,465
U.S. Government Securities	19,370	19,229
Restricted Cash	547	547
Total	$40,897	$30,241

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

Except as described herein, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

Cash Flow. The following presents information on cash flows (dollars in thousands):

	Three Months Ended July 31,
	2024	2023
Net cash provided by operating activities	$10,691	$1,827
Net cash used in investing activities	(34)	(40)
Net cash provided by (used in) financing activities	(1)	(3)
Increase in cash and cash equivalents	$10,656	$1,784

The net cash provided by operating activities for each of the three months ended July 31, 2024 and ended July 31, 2023 was primarily due to cash generated from business operations and a reduction in real estate inventory and other assets offset in part by an increase in investment assets and a reduction in accounts payable and accrued expenses.

Notes payable decreased from $35,000 as of April 30, 2024 to $34,000 as of July 31, 2024 due to principal debt repayments. Refer to Note 6 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	July 31,	April 30,
	2024	2024	Increase (decrease)
Real estate inventory	$60,259	$65,983	$(5,724)	(9)%
Investment assets, net	13,039	12,551	488	4%
Other assets	2,752	2,990	(238)	(8)%
Deferred income taxes, net	10,058	11,038	(980)	(9)%
Accounts payable and accrued expenses	4,441	4,745	(304)	(6)%
Income taxes (payable) receivable	(359)	27	(386)	(a)
(a)	Percentage not meaningful.
●	Real estate inventory consists of (dollars in thousands):

	July 31,	April 30,
	2024	2024	Increase (decrease)
Land inventory	$52,651	$57,527	$(4,876)	(8)%
Homebuilding model inventory	1,488	4,138	(2,650)	(64)%
Homebuilding construction in process	6,120	4,318	1,802	42%
Total	$60,259	$65,983

From April 30, 2024 to July 31, 2024, the change in land inventory in New Mexico was primarily due to the sale of land offset in part by land development activity, the change in homebuilding model inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction.

●	Investment assets consist of (dollars in thousands):

	July 31,	April 30,
	2024	2024	Increase (decrease)
Land held for long-term investment	$9,241	$9,200	$41	(a)
Owned real estate leased or intended to be leased	3,920	3,449	471	14%
Less accumulated depreciation	(122)	(98)	24	24%
Owned real estate leased or intended to be leased, net	3,798	3,351	447	13%
Total	$13,039	$12,551
(a)	Percentage not meaningful.

As of July 31, 2024, eleven homes were leased to residential tenants. As of April 30, 2024, ten homes were leased to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $24,000 and $19,000 for the three months ended July 31, 2024 and July 31, 2023.

●	From April 30, 2024 to July 31, 2024:
o	The change in other assets was primarily due to a decrease in prepaid expenses related to the termination of a land development cash collateralized performance guaranty and an increase in the cost of insurance.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes for the three months ended July 31, 2024.
o	The change in accounts payable and accrued expenses was primarily due to an increase in accrued property taxes and a decrease in homebuilder customer deposits.
o	The change in income taxes (payable) receivable was primarily due to the payment of taxes and the accrual of state income taxes payable related to the amount of income before income taxes for the three months ended July 31, 2024.

Off-Balance Sheet Arrangements. As of July 31, 2024 and July 31, 2023, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in the 2024 Form 10-K and Note 1 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) estimates of the Company’s exposure to warranty claims and liabilities for litigation and legal claims, estimates of the cost to complete of common land development costs and the estimated relative sales value of individual parcels of land in connection with the allocation of common land development costs, (4) the adequacy of warranty reserves, subcontractor indemnities and third-party insurance to cover the ultimate resolution of any potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation, (5) the conditions resulting in homebuyer affordability challenges persisting through 2025, (6) the amount of land sale revenues during 2025 and the fiscal year ending April 30, 2026, (7) the backlog of homes under contract and in production and the dollar amount of expected sale revenues when such homes are closed, (8) the categorization of homes and buildings leased or intended to be leased to third parties, (9) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (10) the future issuance of deferred stock units to directors of the Company, (11) the dilution to earnings per share that unvested shares of restricted common stock or shares issuable upon the exercise of stock options may cause in the future and (12) the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of July 31, 2024 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: September 13, 2024	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
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