Form 10-Q
period 2024-10-31
AMREP CORP.
filed 2024-12-13
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 10, 2024 – 5,287,449.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	October 31,	April 30,
	2024	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$40,080	$29,694
Restricted cash	547	547
Real estate inventory	63,354	65,983
Investment assets, net	12,972	12,551
Other assets	2,761	2,990
Income taxes receivable	—	27
Deferred income taxes, net	9,367	11,038
TOTAL ASSETS	$129,081	$122,830

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$3,410	$4,745
Notes payable	32	35
Income taxes payable	563	—
TOTAL LIABILITIES	4,005	4,780

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,287,449 at October 31, 2024 and 5,271,309 at April 30, 2024	527	526
Capital contributed in excess of par value	33,135	32,986
Retained earnings	91,414	83,308
Accumulated other comprehensive income, net	—	1,230
TOTAL SHAREHOLDERS’ EQUITY	125,076	118,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,081	$122,830

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended October 31, 2024 and 2023

(Amounts in thousands, except per share amounts)

	Three Months ended October 31,		Six Months ended October 31,
	2024	2023	2024	2023
REVENUES:
Land sale revenues	$5,857	$4,884	$15,206	$11,542
Home sale revenues	5,334	3,521	14,326	6,923
Other revenues	715	449	1,465	678
Total revenues	11,906	8,854	30,997	19,143

COSTS AND EXPENSES:
Land sale cost of revenues, net	2,326	3,581	7,235	7,864
Home sale cost of revenues	4,277	2,513	11,522	4,903
Other cost of revenues	334	163	648	181
General and administrative expenses	1,825	1,546	3,456	3,121
Total costs and expenses	8,762	7,803	22,861	16,069
Operating income	3,144	1,051	8,136	3,074

Interest income, net	576	163	857	211
Income before income taxes	3,720	1,214	8,993	3,285

Benefit (provision) for income taxes	322	(106)	(887)	(831)
Net income	$4,042	$1,108	$8,106	$2,454

Earnings per share – basic	$0.76	$0.21	$1.53	$0.46
Earnings per share – diluted	$0.75	$0.21	$1.51	$0.46
Weighted average number of common shares outstanding – basic	5,320	5,301	5,314	5,296
Weighted average number of common shares outstanding – diluted	5,374	5,339	5,367	5,333

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended October 31, 2024 and 2023

(Amounts in thousands)

	Three Months ended		Six Months ended
	October 31,		October 31,
	2024	2023	2024	2023
Net income	$4,042	$1,108	$8,106	$2,454
Other comprehensive income, net of tax:
Reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes	(1,230)	—	(1,230)	—

Decrease in pension liability	—	—	—	1
Income tax effect	—	—	—	—
Decrease in pension liability, net of tax	—	—	—	1
Other comprehensive income	(1,230)	—	(1,230)	1
Total comprehensive income	$2,812	$1,108	$6,876	$2,455

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Six Months Ended October 31, 2024 and 2023

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, August 1, 2023	5,271	$526	$32,698	$77,964	$1,170	$112,358
Stock compensation expense	—	—	64	—	—	64
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Net income	—	—	—	1,108	—	1,108
Balance, October 31, 2023	5,271	$526	$32,775	$79,072	$1,170	$113,543

Balance, August 1, 2024	5,287	$526	$33,043	$87,372	$1,230	$122,171
Stock compensation expense	—	1	80	—	—	81
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Net income	—	—	—	4,042	—	4,042
Other comprehensive income	—	—	—	—	(1,230)	(1,230)
Balance, October 31, 2024	5,287	$527	$33,135	$91,414	$—	$125,076

Balance, May 1, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	—	64	—	—	64
Compensation related to issuance of option to purchase common stock	—	—	25	—	—	25
Net income	—	—	—	2,454	—	2,454
Balance, October 31, 2023	5,271	$526	$32,775	$79,072	$1,170	$113,543

Balance, May 1, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	1	124	—	—	125
Compensation related to issuance of option to purchase common stock	—	—	25	—	—	25
Net income	—	—	—	8,106	—	8,106
Other comprehensive income	—	—	—	—	(1,230)	(1,230)
Balance, October 31, 2024	5,287	$527	$33,135	$91,414	$—	$125,076

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended October 31, 2024 and 2023

(Amounts in thousands)

	Six Months Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,106	$2,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	76
Non-cash credits and charges:
Stock-based compensation	209	173
Deferred income tax provision	441	669
Net periodic pension cost	—	45
Changes in assets and liabilities:
Real estate inventory	2,628	1,746
Investment assets, net	(469)	(3,101)
Other assets	253	447
Accounts payable and accrued expenses	(1,344)	(1,101)
Income taxes payable (receivable), net	589	459
Net cash provided by operating activities	10,509	1,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(120)	(135)
Purchase of short-term investments	—	(4,999)
Net cash used in investing activities	(120)	(5,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal debt payments	(3)	(5)
Net cash used in financing activities	(3)	(5)

Increase (decrease) in cash, cash equivalents and restricted cash	10,386	(3,272)
Cash, cash equivalents and restricted cash, beginning of period	30,241	19,993
Cash, cash equivalents and restricted cash, end of period	$40,627	$16,721

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$157	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2024 and 2023

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

Recent Accounting Pronouncements:

●	In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting, which provides enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for the Company’s fiscal year ending April 30, 2025. The adoption of ASU 2023-07 by the Company is not expected to have a material effect on its consolidated financial statements.
●	In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Disaggregation of Income Expenses, which provides for disclosure of certain disaggregated information about expense captions that are presented on the income statement. ASU 2024-03 will be effective for the Company’s fiscal year ending April 30, 2028. The adoption of ASU 2024-03 by the Company is not expected to have a material effect on its consolidated financial statements.

There are no other new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its unaudited condensed consolidated financial statements.

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	October 31,	April 30,
	2024	2024
Land inventory in New Mexico	$53,899	$57,527
Homebuilding model inventory	4,247	4,138
Homebuilding construction in process	5,208	4,318
Total	$63,354	$65,983

Refer to Note 2 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding real estate inventory. No interest was capitalized in real estate inventory for the three or six months ended October 31, 2024 or October 31, 2023. Loan costs and real estate taxes capitalized in real estate inventory were $17,000 and $46,000 for the three and six months ended October 31, 2024 and $15,000 and $17,000 for the three and six months ended October 31, 2023.

(3)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	October 31,	April 30,
	2024	2024
Land held for long-term investment	$8,879	$9,200
Owned real estate leased or intended to be leased	4,222	3,449
Less accumulated depreciation	(129)	(98)
Owned real estate leased or intended to be leased, net	4,093	3,351
Total	$12,972	$12,551

Refer to Note 3 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding investment assets. As of October 31, 2024, fourteen homes were leased to residential tenants. As of April 30, 2024, ten homes were leased to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $24,000 and $48,000 for the three and six months ended October 31, 2024 and $29,000 and $48,000 for the three and six months ended October 31, 2023.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	October 31,	April 30,
	2024	2024
Prepaid expenses	$549	$942
Miscellaneous assets	399	307
Property	1,648	1,532
Equipment	547	542
Less accumulated depreciation of property and equipment	(382)	(333)
Property and equipment, net	1,813	1,741
Total	$2,761	$2,990

Prepaid expenses as of October 31, 2024 primarily consist of land development cash collateralized performance guaranties and insurance. Prepaid expenses as of April 30, 2024 primarily consist of land development cash collateralized performance guaranties, insurance and income taxes. Amortized lease cost for right-of-use assets associated with leases of office facilities was $7,000 and $14,000 for the three and six months ended October 31, 2024 and $7,000 and $13,000 for the three and six months ended October 31, 2023. Depreciation expense associated with property and equipment was $24,000 and $48,000 for the three and six months ended October 31, 2024 and $16,000 and $28,000 for the three and six months ended October 31, 2023.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	October 31,	April 30,
	2024	2024
Land development and homebuilding operations
Accrued expenses	$1,429	$901
Trade payables	380	2,091
Customer deposits	1,214	1,240
	3,023	4,232
Corporate operations	387	513
Total	$3,410	$4,745

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of October 31, 2024 (dollars in thousands):

		Principal Amount
		Available for	Outstanding
		New Borrowings	Principal Amount
		October 31,	October 31,	April 30,
Loan Identifier	Lender	2024	2024	2024
Revolving Line of Credit	BOKF	$5,238	$—	$—
Equipment Financing	DC	—	32	35
Total		$5,328	$32	$35

	October 31, 2024
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	7.95%	$1,721	August 2025
Equipment Financing	2.35%	32	June 2028

	Principal Repayments
	Three Months Ended		Six Months Ended
	October 31,		October 31,
Loan Identifier	2024	2023	2024	2023
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	2	2	3	5
Total	$2	$2	$3	$5

Capitalized Interest and Fees
	Three Months Ended		Six Months Ended
	October 31,		October 31,
Loan Identifier	2024	2023	2024	2023
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	—	—	—	—
Total	$—	$—	$—	$—

As of October 31, 2024, the Company and its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2024 Form 10-K for detail about the above notes payable.

As of October 31, 2024, the Company had (a) one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company, (b) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (c) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the letter of credit, loan reserves and credit card reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to October 31, 2024 (in thousands):

Fiscal Year	Scheduled Payments
2025	$4
2026	8
2027	9
2028	9
Thereafter	2
Total	$32

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Landscaping revenues	$482	$314	$1,103	$426
Miscellaneous other revenues	233	135	362	252
Total	$715	$449	$1,465	$678

Refer to Note 7 to the consolidated financial statements contained in the 2024 Form 10-K for detail about the categories of other revenues.

Miscellaneous other revenues for the three and six months ended October 31, 2024 primarily consist of extension fees for purchase contracts and residential rental revenues. Miscellaneous other revenues for the three and six months ended October 31, 2023 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues.

Major customers:

●	Substantially all of the land sale revenues were received from three and four customers for the three and six months ended October 31, 2024 and three customers for each of the three and six months ended October 31, 2023. Other than receivables for immaterial amounts, there were no outstanding receivables from these customers as of October 31, 2024 or October 31, 2023.
●	There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended October 31, 2024. The revenues for such customers for the three months ended October 31, 2024 were as follows: $2,224,000 and $2,502,000, with this revenue reported in the Company’s land development business segment. There was one customer that contributed in excess of 10% of the Company’s revenues for the three months ended October 31, 2023. The revenue from such customer for the three months ended October 31, 2023 was $3,214,000, with this revenue reported in the Company’s land development business segment.
●	There were two customers that each contributed in excess of 10% of the Company’s revenues for the six months ended October 31, 2024. The revenues from such customers for the six months ended October 31, 2024 were as follows: $4,159,000 and $6,036,000, with this revenue reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for the six months ended October 31, 2023. The revenues from such customers for the six months ended October 31, 2023 were as follows: $3,508,000 and $6,009,000, with this revenue reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Land sale cost of revenues	$2,745	$4,234	$9,891	$9,401
Less:
Public improvement district reimbursements	—	(45)	(814)	(246)
Private infrastructure covenant reimbursements	(131)	(139)	(373)	(274)
Payments for impact fee credits	(288)	(469)	(1,469)	(1,017)
Land sale cost of revenues, net	$2,326	$3,581	$7,235	$7,864

Refer to Note 8 to the consolidated financial statements contained in the 2024 Form 10-K for detail about land sale cost of revenues.

Home sale cost of revenues includes costs for residential homes that were sold.

Other cost of revenues for the three and six months ended October 31, 2024 and October 31, 2023 consists of the cost of goods sold for landscaping services.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Land development	$987	$834	$1,895	$1,665
Homebuilding	417	313	807	604
Corporate	421	399	754	852
Total	$1,825	$1,546	$3,456	$3,121

(10)          BENEFIT PLANS

401(k)

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the Company’s 401(k) plan and Simple IRA plan. The Company accrued $41,000 and $63,000 for its 401(k) employer contribution during the three and six months ended October 31, 2024. The Company accrued $20,000 and $38,000 for its Simple IRA employer contribution during the three and six months ended October 31, 2023.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the six months ended October 31, 2024 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2024	30,468
Granted during the six months ended October 31, 2024	16,140
Vested during the six months ended October 31, 2024	(14,666)
Forfeited during the six months ended October 31, 2024	—
Non-vested as of October 31, 2024	31,942

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $86,000 and $139,000 for the three and six months ended October 31, 2024 and $42,000 and $103,000 for the three and six months ended October 31, 2023. As of October 31, 2024, there was $397,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the option to purchase 50,000 shares of common stock of the Company under the Equity Plan. As of October 31, 2024, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $12,000 and $25,000 for the three and six months ended October 31, 2024 and $13,000 and $25,000 for the three and six months ended October 31, 2023. As of October 31, 2024 and October 31, 2023, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $22,000 and $45,000 for the three and six months ended October 31, 2024 and $23,000 and $45,000 for the three and six months ended October 31, 2023. As of October 31, 2024, there was $75,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2024. As of October 31, 2023, there was $75,000 of accrued compensation expense related to the deferred common share units issued in December 2023.

Pension Plan

In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income (loss) were reclassified to a benefit for income taxes during the three months ended October 31, 2024. Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding accumulated other comprehensive income (loss).

(11) COMMITMENTS AND CONTINGENCIES

Warranty Reserves

The Company’s homebuilding business provides homebuyers with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to 10 years. The Company’s homebuilding work is performed by subcontractors who must agree to indemnify the Company with regard to their work and provide certificates of insurance demonstrating that they have met the Company’s insurance requirements and have named the Company as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of these subcontractors.

Warranty reserves are included in accrued expenses within the condensed consolidated balance sheets, and the provision for warranty accruals is included in home sale cost of revenues in the condensed consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed and are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home.

Management periodically assesses the adequacy of warranty reserves based on historical experience and the expected costs to remediate potential claims. In addition, the analysis also includes the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends that may need to be separately estimated based on management’s judgment of the ultimate cost of repair for that specific issue. While estimated warranty liabilities are adjusted each reporting period based on the results of this assessment, the Company may not accurately predict actual warranty costs, which could lead to significant changes in the reserve and could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

Changes in warranty reserves are as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Balance at beginning of period	$215	$179	$175	$165
Warranty accrued during period	25	18	70	35
Warranty expenditures during period	6	3	9	6
Balance at end of period	$234	$194	$234	$194

Security for Performance Obligations

The Company is required from time to time to provide security (such as letters of credit, surety bonds or cash collateral) for performance obligations in support of the Company’s land development and homebuilding obligations to municipalities related to the construction of improvements in subdivisions. Cash collateral on deposit with municipalities is included in other assets within the condensed consolidated balance sheets. In the event any letter of credit or surety bond is drawn, the Company would be obligated to reimburse the issuer of the letter of credit or surety bond. As of October 31, 2024, the Company had (a) one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company, (b) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (c) cash collateral of $142,000 on deposit with a municipality. As of April 30, 2024, the Company had one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and cash collateral of $241,000 on deposit with municipalities.

Litigation

The Company may be subject to various lawsuits and legal claims. Certain of the liabilities resulting from these actions may be covered in whole or in part by insurance. The Company establishes liabilities for litigation and legal claims when such matters are both probable of occurring and any potential loss is reasonably estimable. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. To the extent the liability arising from the ultimate resolution of any lawsuit or legal claim exceeds the estimates reflected in the recorded reserves relating to such matter, the Company would incur additional charges and these charges might be significant. The Company cannot predict or determine with certainty the timing or final outcome of any lawsuit or legal claim or the effect that any adverse findings or determinations in any lawsuit or legal claim may have on the Company. The legal costs associated with any lawsuit or legal claim and the amount of time required to be spent by management and the Company’s Board of Directors on these matters, even if the Company is ultimately successful, could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. The Company has not accrued any amounts related to litigation matters as of October 31, 2024 or April 30, 2024.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Numerator:
Net income	$4,042	$1,108	$8,106	$2,454

Denominator:
Weighted average number of common shares outstanding – basic	5,320	5,301	5,314	5,296

Earnings per share – basic	$0.76	$0.21	$1.53	$0.46

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Numerator:
Net income	$4,042	$1,108	$8,106	$2,454
Denominator:
Weighted average number of common shares outstanding – basic	5,320	5,301	5,314	5,296
Dilutive effect of shares of restricted common stock	32	32	16	23
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	22	6	37	14
Weighted average number of common shares outstanding – diluted	5,374	5,339	5,367	5,333

Earnings per share – diluted	$0.75	$0.21	$1.51	$0.46

(13)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following table sets forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended October 31, 2024 (a)
Revenues	$7,668	$4,237	$1	$11,906
Net income (loss)	$3,313	$803	$(74)	$4,042
Capital expenditures	$86	$1	$—	$87

Three months ended October 31, 2023 (a)
Revenues	$5,899	$2,955	$—	$8,854
Net income (loss)	$771	$789	$(452)	$1,108
Capital expenditures	$93	$2	$—	$95

Six months ended October 31, 2024 (a)
Revenues	$19,076	$11,916	$5	$30,997
Net income (loss)	$7,571	$2,115	$(1,580)	$8,106
Capital expenditures	$110	$10	$—	$120
Total assets as of October 31, 2024	$102,749	$14,790	$11,542	$129,081

Six months ended October 31, 2023 (a)
Revenues	$13,384	$5,759	$—	$19,143
Net income (loss)	$2,503	$1,561	$(1,610)	$2,454
Capital expenditures	$128	$7	$—	$135
Total assets as of October 31, 2023	$94,039	$8,721	$15,001	$117,761
(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying condensed consolidated statements of operations. Revenue information provided for the land development segment includes amounts classified as home sale revenues in the accompanying condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

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

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the condensed consolidated financial statements contained in the 2024 Form 10-K and in the notes to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the six months ended October 31, 2024 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended October 31, 2024, the Company had net income of $4,042,000, or $0.75 per diluted share, compared to net income of $1,108,000, or $0.21 per diluted share, for the three months ended October 31, 2023. For the six months ended October 31, 2024, the Company had net income of $8,106,000, or $1.51 per diluted share, compared to net income of $2,454,000, or $0.46 per diluted share, for the six months ended October 31, 2023.

During the six months ended October 31, 2024 and October 31, 2023, the Company experienced delays in municipal entitlements, infrastructure availability, approvals and inspections and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. The rising cost of housing due to increases in average sales prices in recent years and the level of mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability, negatively affecting demand and have caused many potential homebuyers to pause and reconsider their housing choices. Given the affordability challenges and the resulting impact on demand, the Company has provided sales incentives on certain homes, reduced the size of lots and homes, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. During 2024, the Company reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty and an increase in entitlement and infrastructure delays as compared to the prior year. This may result in reduced land sale revenues during 2025 and the fiscal year ending April 30, 2026 as compared to 2024.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months Ended October 31,		Increase
	2024	2023	(decrease)
Land sale revenues	$5,857	$4,884	$973	20%
Home sale revenues	5,334	3,521	1,813	51%
Other revenues	715	449	266	59%
Total	$11,906	$8,854	3,052	34%

	Six Months Ended October 31,		Increase
	2024	2023	(decrease)
Land sale revenues	$15,206	$11,542	$3,664	32%
Home sale revenues	14,326	6,923	7,403	107%
Other revenues	1,465	678	787	116%
Total	$30,997	$19,143	11,854	62%

●	The change in land sale revenues for the three months ended October 31, 2024 compared to the prior period was primarily due to an increase in revenues from the sale of undeveloped land offset in part by a decrease in revenues from the sale of developed residential land and commercial developed land. The change in land sale revenues for the six months ended October 31, 2024 compared to the prior periods was primarily due to an increase in revenues from the sale of developed residential land and undeveloped land offset in part by a decrease in revenues from the sale of commercial developed land. During the three months ended October 31, 2024, the Company sold 549 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,502,000 of revenue, to one purchaser. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months Ended October 31, 2024			Three Months Ended October 31, 2023
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	4.1	$3,283	$801	7.4	$4,698	$633
Commercial	—	—	—	0.7	145	200
Total Developed	4.1	3,283	801	8.1	4,843	595
Undeveloped	567.1	2,574	5	1.3	41	32
Total	571.2	$5,857	10	9.4	$4,884	517

	Six Months Ended October 31, 2024			Six Months Ended October 31, 2023
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	16	$12,468	$779	18.0	$10,923	$607
Commercial	—	—	—	1.5	549	366
Total Developed	16	12,468	779	19.5	11,472	589
Undeveloped	585.2	2,738	5	8.8	70	8
Total	601.2	$15,206	25	28.3	$11,542	408

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three and six months ended October 31, 2024 compared to the prior periods were primarily due to the location and mix of land sold.

●	The changes in home sale revenues for the three and six months ended October 31, 2024 compared to the prior periods were primarily due to an increase in the number of homes sold. The changes in average selling prices for the three and six months ended October 31, 2024 compared to the prior periods were primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended October 31,
	2024	2023
Homes sold	12	7
Average selling price	$444	$503

	Six Months Ended October 31,
	2024	2023
Homes sold	33	13
Average selling price	$434	$532

As of October 31, 2024, the Company had 70 homes in production, including 15 homes under contract, which homes under contract represented $6,610,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of October 31, 2023, the Company had 41 homes in production, including 16 homes under contract, which homes under contract represented $7,700,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

●	Other revenues consist of (in thousands):

	Three Months Ended October 31,
	2024	2023
Landscaping revenues	$482	$314
Miscellaneous other revenues	233	135
Total	$715	$449

	Six Months Ended October 31,
	2024	2023
Landscaping revenues	$1,103	$426
Miscellaneous other revenues	362	252
Total	$1,465	$678

Miscellaneous other revenues for the three and six months ended October 31, 2024 primarily consist of extension fees for purchase contracts and residential rental revenues. Miscellaneous other revenues for the three and six months ended October 31, 2023 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months Ended October 31,		Increase
	2024	2023	(decrease)
Land sale cost of revenues, net	$2,326	$3,581	$(1,255)	(35)%
Home sale cost of revenues	4,277	2,513	1,764	70%
Other cost of revenues	334	163	171	105%
Total	$6,937	$6,257	680	11%

	Six Months Ended October 31,		Increase
	2024	2023	(decrease)
Land sale cost of revenues, net	$7,235	$7,864	$(629)	(8)%
Home sale cost of revenues	11,522	4,903	6,619	135%
Other cost of revenues	648	181	467	258%
Total	$19,405	$12,948	6,457	50%

●	Land sale cost of revenues, net consist of (in thousands):

	Three Months Ended October 31,
	2024	2023
Land sale cost of revenues	$2,745	$4,234
Less:
Public improvement district reimbursements	—	(45)
Private infrastructure covenant reimbursements	(131)	(139)
Payments for impact fee credits	(288)	(469)
Land sale cost of revenues, net	$2,326	$3,581

	Six Months Ended October 31,
	2024	2023
Land sale cost of revenues	$9,891	$9,401
Less:
Public improvement district reimbursements	(814)	(246)
Private infrastructure covenant reimbursements	(373)	(274)
Payments for impact fee credits	(1,469)	(1,017)
Land sale cost of revenues, net	$7,235	$7,864

Land sale gross margins were 60% and 52% for the three and six months ended October 31, 2024 compared to 27% and 32% for the three and six months ended October 31, 2023. The changes in gross margin were primarily due to changes in public improvement district reimbursements, private infrastructure covenant reimbursements and payments for impact fee credits and the location, size and mix of property sold (including the sale of 567.1 acres and 585.2 acres for the three and six months ended October 31, 2024 as compared to 1.3 acres and 8.8 acres for the three and six months ended October 31, 2023 of undeveloped land with a low associated land sale cost of revenues) and the demand for lots by builders resulting in higher revenue per developed lot.

●	The changes in home sale cost of revenues for the three and six months ended October 31, 2024 compared to the prior periods were primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 20% for the three and six months ended October 31, 2024 compared to 29% and 30% for the three and six months ended October 31, 2023. The changes in gross margin were primarily due to the location, size and mix of homes sold and increases in the prices of building materials and skilled labor.
●	Other cost of revenues for the three and six months ended October 31, 2024 and October 31, 2023 consists of the cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months Ended October 31,		Increase
	2024	2023	(decrease)
Land development	$987	$834	$153	18%
Homebuilding	417	313	104	33%
Corporate	421	399	22	6%
Total	$1,825	$1,546	279	18%

	Six Months Ended October 31,		Increase
	2024	2023	(decrease)
Land development	$1,895	$1,665	$230	14%
Homebuilding	807	604	203	34%
Corporate	754	852	(98)	(11)%
Total	$3,456	$3,121	335	11%

●	The changes in land development general and administrative expenses for the three and six months ended October 31, 2024 compared to the prior periods were primarily due to an increase equipment costs for landscaping and PIC sharing fees.
●	The changes in homebuilding general and administrative expenses for the three and six months ended October 31, 2024 compared to the prior periods were primarily due to expansion of the Company’s homebuilding operations and information technology expenses.
●	The changes in corporate general and administrative expenses for the three and six months ended October 31, 2024 compared to the prior periods were primarily due to a decrease in professional services and pension benefit expenses as a result of the termination of the Company’s pension plan in the prior period and an increase in bank charges.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three and six months ended October 31, 2024 or October 31, 2023. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

Interest Income, net. The Company had interest income, net of $576,000 and $857,000 for the three and six months ended October 31, 2024 and $163,000 and $211,000 for the three and six months ended October 31, 2023. There were no interest or loan costs capitalized in real estate inventory in the three and six months ended October 31, 2024 or October 31, 2023.

Income Taxes. The Company had a benefit for income taxes of $322,000 for the three months ended October 31, 2024 and a provision for income taxes of $887,000 for the six months ended October 31, 2024. The benefit (provision) for income taxes for the three and six months ended October 31, 2024 related to the amount of income before income taxes during each period and to the reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income (loss) were reclassified to a benefit for income taxes during the three months ended October 31, 2024. Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding accumulated other comprehensive income (loss). The Company had a provision for income taxes of $106,000 and $831,000 for the three and six months ended October 31, 2023 related to the amount of income before income taxes during each period.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2024 and April 30, 2024, the Company had cash, cash equivalents and restricted cash as follows (in thousands):

	October 31,	April 30,
	2024	2024
Cash	$12,250	$10,465
U.S. Government Securities	27,830	19,229
Restricted Cash	547	547
Total	$40,627	$30,241

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

Cash Flow. The following presents information on cash flows (in thousands):

	Six Months Ended October 31,
	2024	2023
Net cash provided by (used in) operating activities	$10,509	$1,867
Net cash provided by (used in) investing activities	(120)	(5,134)
Net cash provided by (used in) financing activities	(3)	(5)
Increase in cash and cash equivalents	$10,386	$(3,272)

The net cash provided by operating activities for the six months ended October 31, 2024 was primarily due to cash generated from business operations and a reduction in real estate inventory and other assets and an increase in taxes payable (receivable), net offset in part by an increase in investment assets and a reduction in accounts payable and accrued expenses. The net cash provided by operating activities for the six months ended October 31, 2023 was primarily due to cash generated from business operations and a reduction real estate inventory and other assets offset in part by an increase in investment assets and a reduction in accounts payable and accrued expenses.

Notes payable decreased from $35,000 as of April 30, 2024 to $32,000 as of October 31, 2024 due to principal debt repayments. Refer to Note 6 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	October 31,	April 30,	Increase
	2024	2024	(decrease)
Real estate inventory	$63,354	$65,983	$(2,629)	(4)%
Investment assets, net	12,972	12,551	421	3%
Other assets	2,761	2,990	(229)	(8)%
Deferred income taxes, net	9,367	11,038	(1,671)	(15)%
Accounts payable and accrued expenses	3,410	4,745	(1,335)	(28)%
Income taxes (payable) receivable	(563)	27	(590)	(a)
(a)	Percentage not meaningful.
●	Real estate inventory consists of (dollars in thousands):

	October 31,	April 30,	Increase
	2024	2024	(decrease)
Land inventory	$53,899	$57,527	$(3,628)	(6)%
Homebuilding model inventory	4,247	4,138	109	3%
Homebuilding construction in process	5,208	4,318	890	21%
Total	$63,354	$65,983

From April 30, 2024 to October 31, 2024, the change in land inventory in New Mexico was primarily due to the sale of land offset in part by land development activity, the change in homebuilding model inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction.

●	Investment assets consist of (dollars in thousands):

	October 31,	April 30,	Increase
	2024	2024	(decrease)
Land held for long-term investment	$8,879	$9,200	$(321)	(3)%
Owned real estate leased or intended to be leased	4,222	3,449	773	22%
Less accumulated depreciation	(129)	(98)	31	32%
Owned real estate leased or intended to be leased, net	4,093	3,351	742	22%
Total	$12,972	$12,551

During the six months ended October 31, 2024, the Company sold 585.2 acres of undeveloped property in Sandoval County, New Mexico categorized as land held for long-term investment.

As of October 31, 2024, fourteen homes were leased to residential tenants. As of April 30, 2024, ten homes were leased to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $24,000 and $48,000 for the three and six months ended October 31, 2024 and $29,000 and $48,000 for the three and six months ended October 31, 2023.

●	From April 30, 2024 to October 31, 2024:
o	The change in other assets was primarily due to a decrease in prepaid expenses related to the termination of a land development cash collateralized performance guaranty.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes for the six months ended October 31, 2024.
o	The change in accounts payable and accrued expenses was primarily due to an increase in accrued property taxes and a decrease in accounts payable and accrued expenses.
o	The change in income taxes (payable) receivable was primarily due to the payment of taxes and the accrual of state income taxes payable related to the amount of income before income taxes for the six months ended October 31, 2024.

Off-Balance Sheet Arrangements. As of October 31, 2024 and October 31, 2023, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) estimates of the Company’s exposure to warranty claims and liabilities for litigation and legal claims, estimates of the cost to complete of common land development costs and the estimated relative sales values of individual parcels of land in connection with the allocation of common land development costs, (4) the adequacy of warranty reserves, subcontractor indemnities and third-party insurance to cover the ultimate resolution of any potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation, (5) the conditions resulting in homebuyer affordability challenges, (6) the amount of land sale revenues during 2025 and the fiscal year ending April 30, 2026, (7) the backlog of homes under contract and in production and the dollar amount of expected sale revenues when such homes are closed, (8) the categorization of homes and buildings leased or intended to be leased to third parties, (9) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (10) the future issuance of deferred stock units to directors of the Company, (11) the dilution to earnings per share that unvested shares of restricted common stock or shares issuable upon the exercise of stock options may cause in the future and (12) the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of October 31, 2024 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1	Sixth Modification Agreement, dated August 16, 2024, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc.
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2024	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Vice President, Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Sixth Modification Agreement, dated August 16, 2024, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc.
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)