Form 10-Q
period 2025-01-31
AMREP CORP.
filed 2025-03-07
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 5, 2025 – 5,287,449.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	January 31,	April 30,
	2025	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$36,936	$29,694
Restricted cash	455	547
Real estate inventory	65,102	65,983
Investment assets, net	14,498	12,551
Other assets	2,801	2,990
Income taxes receivable, net	4	27
Deferred income taxes, net	9,142	11,038
TOTAL ASSETS	$128,938	$122,830

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$2,933	$4,745
Notes payable	29	35
TOTAL LIABILITIES	2,962	4,780

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,287,449 at January 31, 2025 and 5,271,309 at April 30, 2024	528	526
Capital contributed in excess of par value	33,317	32,986
Retained earnings	92,131	83,308
Accumulated other comprehensive income, net	—	1,230
TOTAL SHAREHOLDERS’ EQUITY	125,976	118,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,938	$122,830

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended January 31, 2025 and 2024

(Amounts in thousands, except per share amounts)

	Three Months ended January 31,		Nine Months ended January 31,
	2025	2024	2025	2024
REVENUES:
Land sale revenues	$2,908	$4,033	$18,113	$15,576
Home sale revenues	4,094	2,604	18,420	9,527
Other revenues	518	6,052	1,983	6,730
Total revenues	7,520	12,689	38,516	31,833

COSTS AND EXPENSES:
Land sale cost of revenues, net	1,860	2,647	9,095	10,512
Home sale cost of revenues	3,173	2,020	14,694	6,924
Other cost of revenues	180	6,269	828	6,450
General and administrative expenses	1,875	1,901	5,331	5,021
Total costs and expenses	7,088	12,837	29,948	28,907
Operating income	432	(148)	8,568	2,926

Interest income, net	410	262	1,267	473
Income before income taxes	842	114	9,835	3,399

Provision for income taxes	125	22	1,012	853
Net income	$717	$92	$8,823	$2,546

Earnings per share – basic	$0.13	$0.02	$1.66	$0.48
Earnings per share – diluted	$0.13	$0.02	$1.64	$0.48
Weighted average number of common shares outstanding – basic	5,321	5,303	5,316	5,299
Weighted average number of common shares outstanding – diluted	5,381	5,346	5,376	5,341

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended January 31, 2025 and 2024

(Amounts in thousands)

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2025	2024	2025	2024
Net income	$717	$92	$8,823	$2,546
Other comprehensive income, net of tax:
Reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes	—	—	(1,230)	—

Decrease in pension liability	—	1	—	1
Income tax effect	—	—	—	—
Decrease in pension liability, net of tax	—	1	—	1
Other comprehensive income	—	1	(1,230)	1
Total comprehensive income	$717	$93	$7,593	$2,547

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Nine Months Ended January 31, 2025 and 2024

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, November 1, 2023	5,271	$526	$32,775	$79,072	$1,170	$113,543
Stock compensation expense	—	—	48	—	—	48
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	92	—	92
Other comprehensive income	—	—	—	—	1	1
Balance, January 31, 2024	5,271	$526	$32,926	$79,164	$1,171	$113,787

Balance, November 1, 2024	5,287	$527	$33,135	$91,414	$—	$125,076
Stock compensation expense	—	1	80	—	—	81
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	717	—	717
Other comprehensive income	—	—	—	—	—	—
Balance, January 31, 2025	5,287	$528	$33,317	$92,131	$—	$125,976

Balance, May 1, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	—	112	—	—	112
Compensation related to issuance of option to purchase common stock	—	—	38	—	—	38
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	2,546	—	2,546
Other comprehensive income	—	—	—	—	1	1
Balance, January 31, 2024	5,271	$526	$32,926	$79,164	$1,171	$113,787

Balance, May 1, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	2	204	—	—	206
Compensation related to issuance of option to purchase common stock	—	—	37	—	—	37
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	8,823	—	8,823
Other comprehensive income	—	—	—	—	(1,230)	(1,230)
Balance, January 31, 2025	5,287	$528	$33,317	$92,131	$—	$125,976

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended January 31, 2025 and 2024

(Amounts in thousands)

	Nine Months Ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,823	$2,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130	107
Non-cash credits and charges:
Stock-based compensation	331	276
Deferred income tax provision	666	669
Net periodic pension cost	—	67
Changes in assets and liabilities:
Real estate inventory	881	(2,473)
Investment assets, net	(1,947)	1,176
Other assets	264	582
Accounts payable and accrued expenses	(1,898)	202
Income taxes receivable, net	23	229
Net cash provided by operating activities	7,273	3,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(146)	(311)
Purchase of short-term investments	—	(5,043)
Proceeds from the sale of property and equipment	30	—
Net cash used in investing activities	(116)	(5,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(7)	(7)
Net cash used in financing activities	(7)	(7)

Increase (decrease) in cash, cash equivalents and restricted cash	7,150	(1,980)
Cash, cash equivalents and restricted cash, beginning of period	30,241	19,993
Cash, cash equivalents and restricted cash, end of period	$37,391	$18,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$157	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended January 31, 2025 and 2024

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

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	January 31,	April 30,
	2025	2024
Land inventory in New Mexico	$53,345	$57,527
Homebuilding model inventory	6,519	4,138
Homebuilding construction in process	5,238	4,318
Total	$65,102	$65,983

Refer to Note 2 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding real estate inventory. No interest was capitalized in real estate inventory for the three or nine months ended January 31, 2025 or January 31, 2024. Loan costs and real estate taxes capitalized in real estate inventory were $24,000 and $71,000 for the three and nine months ended January 31, 2025 and $24,000 and $41,000 for the three and nine months ended January 31, 2024.

(3)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	January 31,	April 30,
	2025	2024
Land held for long-term investment	$8,879	$9,200
Owned real estate leased or intended to be leased	5,781	3,449
Less accumulated depreciation	(162)	(98)
Owned real estate leased or intended to be leased, net	5,619	3,351
Total	$14,498	$12,551

Refer to Note 3 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding investment assets. As of January 31, 2025, fifteen homes were leased to residential tenants. As of April 30, 2024, ten homes were leased to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $33,000 and $64,000 for the three and nine months ended January 31, 2025 and $12,000 and $60,000 for the three and nine months ended January 31, 2024.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	January 31,	April 30,
	2025	2024
Prepaid expenses	$583	$942
Miscellaneous assets	438	307
Property	1,648	1,532
Equipment	542	542
Less accumulated depreciation of property and equipment	(410)	(333)
Property and equipment, net	1,780	1,741
Total	$2,801	$2,990

Prepaid expenses as of January 31, 2025 primarily consist of land development cash collateralized performance guaranties and insurance. Prepaid expenses as of April 30, 2024 primarily consist of land development cash collateralized performance guaranties, insurance and income taxes. Amortized lease cost for right-of-use assets associated with leases of office facilities was $7,000 and $21,000 for the three and nine months ended January 31, 2025 and $7,000 and $19,000 for the three and nine months ended January 31, 2024. Depreciation expense associated with property and equipment was $19,000 and $66,000 for the three and nine months ended January 31, 2025 and $19,000 and $47,000 for the three and nine months ended January 31, 2024.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	January 31,	April 30,
	2025	2024
Land development and homebuilding operations
Accrued expenses	$1,263	$901
Trade payables	416	2,091
Customer deposits	893	1,240
	2,572	4,232
Corporate operations	361	513
Total	$2,933	$4,745

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of January 31, 2025 (dollars in thousands):

		Principal Amount
		Available for	Outstanding
		New Borrowings	Principal Amount
		January 31,	January 31,	April 30,
Loan Identifier	Lender	2025	2025	2024
Revolving Line of Credit	BOKF	$3,516	$—	$—
Equipment Financing	DC	—	29	35
Total		$3,516	$29	$35

	January 31, 2025
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	7.46%	$1,721	August 2025
Equipment Financing	2.35%	29	June 2028

	Principal Repayments
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Loan Identifier	2025	2024	2025	2024
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	2	2	6	7
Total	$2	$2	$6	$7

Capitalized Interest and Fees
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Loan Identifier	2025	2024	2025	2024
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	—	—	—	—
Total	$—	$—	$—	$—

As of January 31, 2025, the Company and its subsidiaries were in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2024 Form 10-K for detail about the above notes payable.

As of January 31, 2025, the Company had (a) one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company, (b) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (c) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the letter of credit, loan reserves and credit card reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to January 31, 2025 (in thousands):

Fiscal Year	Scheduled Payments
2025	$2
2026	8
2027	9
2028	9
2029	1
Total	$29

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Sale of investment assets	$—	$5,701	$—	$5,701
Landscaping revenues	370	213	1,473	639
Miscellaneous other revenues	148	138	510	390
Total	$518	$6,052	$1,983	$6,730

Refer to Note 7 to the consolidated financial statements contained in the 2024 Form 10-K for detail about the categories of other revenues.

Sale of investment assets for the three and nine months ended January 31, 2024 consist of the sale of two buildings leased to commercial tenants.

Miscellaneous other revenues for the three and nine months ended January 31, 2025 primarily consist of extension fees for purchase contracts, management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2024 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues.

Major customers:

●	Substantially all of the land sale revenues were received from two customers for each of the three and nine months ended January 31, 2025 and two customers and three customers for the three and nine months ended January 31, 2024. Other than receivables for immaterial amounts, there were no outstanding receivables from these customers as of January 31, 2025 or January 31, 2024.
●	There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended January 31, 2025. The revenues for such customers for the three months ended January 31, 2025 were as follows: $985,000 and $1,869,000, with this revenue reported in the Company’s land development business segment. There was one customer that contributed in excess of 10% of the Company’s revenues for the three months ended January 31, 2024. The revenue from such customer for the three months ended January 31, 2024 was $2,928,000, with this revenue reported in the Company’s land development business segment.
●	There were two customers that each contributed in excess of 10% of the Company’s revenues for the nine months ended January 31, 2025. The revenues from such customers for the nine months ended January 31, 2025 were as follows: $6,028,000 and $6,036,000, with this revenue reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for the nine months ended January 31, 2024. The revenues from such customers for the nine months ended January 31, 2024 were as follows: $3,500,000 and $8,937,000, with this revenue reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Land sale cost of revenues	$2,206	$3,368	$12,097	$12,770
Less:
Public improvement district reimbursements	—	(329)	(814)	(575)
Private infrastructure covenant reimbursements	(57)	(114)	(430)	(388)
Payments for impact fee credits	(289)	(278)	(1,758)	(1,295)
Land sale cost of revenues, net	$1,860	$2,647	$9,095	$10,512

Refer to Note 8 to the consolidated financial statements contained in the 2024 Form 10-K for detail about land sale cost of revenues, net.

Home sale cost of revenues includes costs for residential homes that were sold.

Other cost of revenues for the three and nine months ended January 31, 2025 consists of the cost of goods sold for landscaping services. Other cost of revenues for the three and nine months ended January 31, 2024 consists of the costs associated with the sale of investment assets and the cost of goods sold for landscaping services.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Land development	$989	$1,172	$2,884	$2,836
Homebuilding	467	283	1,274	887
Corporate	419	446	1,173	1,298
Total	$1,875	$1,901	$5,331	$5,021

(10)          BENEFIT PLANS

401(k)

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the Company’s 401(k) plan and Simple IRA plan. The Company accrued $31,000 and $94,000 for its 401(k) employer contribution during the three and nine months ended January 31, 2025. The Company accrued $26,000 and $64,000 for its Simple IRA employer contribution during the three and nine months ended January 31, 2024. The Company’s Simple IRA plan was terminated in December 2023. During the three and nine months ended January 31, 2025, the Company utilized $92,000 of restricted cash to fund its 401(k) employer contribution for the calendar year ended December 31, 2024.

Equity compensation plan

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the nine months ended January 31, 2025 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2024	30,468
Granted during the nine months ended January 31, 2025	16,140
Vested during the nine months ended January 31, 2025	(14,666)
Forfeited during the nine months ended January 31, 2025	—
Non-vested as of January 31, 2025	31,942

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $88,000 and $227,000 for the three and nine months ended January 31, 2025 and $67,000 and $170,000 for the three and nine months ended January 31, 2024. As of January 31, 2025, there was $311,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the option to purchase 50,000 shares of common stock of the Company under the Equity Plan. As of January 31, 2025, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $13,000 and $38,000 for the three and nine months ended January 31, 2025 and $13,000 and $38,000 for the three and nine months ended January 31, 2024. As of January 31, 2025 and January 31, 2024, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $23,000 and $68,000 for the three and nine months ended January 31, 2025 and $23,000 and $68,000 for the three and nine months ended January 31, 2024. As of January 31, 2025, there was $8,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2025. As of January 31, 2024, there was $8,000 of accrued compensation expense related to the deferred common share units issued in December 2024.

Pension Plan

In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income (loss) were reclassified to a benefit for income taxes during the nine months ended January 31, 2025. Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding accumulated other comprehensive income (loss).

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

Changes in warranty reserves are as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Balance at beginning of period	$234	$194	$175	$165
Warranty issued during period	22	13	91	48
Change in pre-existing reserves	—	(66)	—	(66)
Warranty expenditures during period	(7)	(2)	(17)	(8)
Balance at end of period	$249	$139	$249	$139

Security for Performance Obligations

The Company is required from time to time to provide security (such as letters of credit, surety bonds or cash collateral) for performance obligations in support of the Company’s land development and homebuilding obligations to municipalities related to the construction of improvements in subdivisions. Cash collateral on deposit with municipalities is included in other assets within the condensed consolidated balance sheets. In the event any letter of credit or surety bond is drawn, the Company would be obligated to reimburse the issuer of the letter of credit or surety bond. As of January 31, 2025, the Company had (a) one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company, (b) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (c) cash collateral of $142,000 on deposit with a municipality. As of April 30, 2024, the Company had one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and cash collateral of $241,000 on deposit with municipalities.

Litigation

The Company may be subject to various lawsuits and legal claims. Certain of the liabilities resulting from these actions may be covered in whole or in part by insurance. The Company establishes liabilities for litigation and legal claims when such matters are both probable of occurring and any potential loss is reasonably estimable. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. To the extent the liability arising from the ultimate resolution of any lawsuit or legal claim exceeds the estimates reflected in the recorded reserves relating to such matter, the Company would incur additional charges and these charges might be significant. The Company cannot predict or determine with certainty the timing or final outcome of any lawsuit or legal claim or the effect that any adverse findings or determinations in any lawsuit or legal claim may have on the Company. The legal costs associated with any lawsuit or legal claim and the amount of time required to be spent by management and the Company’s Board of Directors on these matters, even if the Company is ultimately successful, could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. The Company has not accrued any amounts related to litigation matters as of January 31, 2025 or April 30, 2024.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Numerator:
Net income	$717	$92	$8,823	$2,546

Denominator:
Weighted average number of common shares outstanding – basic	5,321	5,303	5,316	5,299

Earnings per share – basic	$0.13	$0.02	$1.66	$0.48

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Numerator:
Net income	$717	$92	$8,823	$2,546
Denominator:
Weighted average number of common shares outstanding – basic	5,321	5,303	5,316	5,299
Dilutive effect of shares of restricted common stock	32	30	32	15
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	28	13	28	27
Weighted average number of common shares outstanding – diluted	5,381	5,346	5,376	5,341

Earnings per share – diluted	$0.13	$0.02	$1.64	$0.48

(13)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The following table sets forth summarized data relative to the industry segments in which the Company operated for the periods indicated (in thousands):

	Land
	Development	Homebuilding	Corporate	Consolidated
Three months ended January 31, 2025 (a)
Revenues	$4,248	$3,272	$—	$7,520
Net income (loss)	$634	$604	$(521)	$717
Capital expenditures	$24	$2	$—	$26

Three months ended January 31, 2024 (a)
Revenues	$10,553	$2,136	$—	$12,689
Net income (loss)	$162	$341	$(411)	$92
Capital expenditures	$60	$67	$—	$127

Nine months ended January 31, 2025 (a)
Revenues	$23,324	$15,187	$5	$38,516
Net income (loss)	$8,267	$2,658	$(2,102)	$8,823
Capital expenditures	$134	$12	$—	$146
Total assets as of January 31, 2025	$102,219	$18,514	$8,205	$128,938

Nine months ended January 31, 2024 (a)
Revenues	$23,426	$8,407	$—	$31,833
Net income (loss)	$2,726	$1,840	$(2,020)	$2,546
Capital expenditures	$237	$74	$—	$311
Total assets as of January 31, 2024	$94,161	$11,550	$13,283	$118,994
(a)	Revenue information provided for each segment may include amounts classified as other revenues in the accompanying condensed consolidated statements of operations. Revenue information provided for the land development segment includes amounts classified as home sale revenues in the accompanying condensed consolidated statements of operations. Corporate is net of intercompany eliminations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2024 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2024 Form 10-K. The preparation of the unaudited condensed consolidated financial statements included in this report on Form 10-Q required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2024 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2024 Form 10-K and in the notes to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the nine months ended January 31, 2025 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended January 31, 2025, the Company had net income of $717,000, or $0.13 per diluted share, compared to net income of $92,000, or $0.02 per diluted share, for the three months ended January 31, 2024. For the nine months ended January 31, 2025, the Company had net income of $8,823,000, or $1.64 per diluted share, compared to net income of $2,546,000, or $0.48 per diluted share, for the nine months ended January 31, 2024.

During the nine months ended January 31, 2025 and January 31, 2024, the Company experienced material delays in municipal entitlements, infrastructure availability, approvals and inspections and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. The rising cost of housing due to increases in average sales prices in recent years and the level of mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability, negatively affecting demand and have caused many potential homebuyers to pause and reconsider their housing choices. In addition, any tariffs on goods used as inputs in both the land development business segment and homebuilding business segment may result in further increases in the cost of housing and average sales prices. Given the affordability challenges and the resulting impact on demand, the Company has provided sales incentives on certain homes, reduced the size of lots and homes, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. During 2024 and 2025, the Company reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty and an increase in entitlement and infrastructure delays as compared to prior years. This may result in a reduction of revenues from the sale of developed residential land during 2025 and is expected to result in a reduction of revenues from the sale of developed residential land during the fiscal year ending April 30, 2026 as compared to 2024 and 2025.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months Ended January 31,		Increase
	2025	2024	(decrease)
Land sale revenues	$2,908	$4,033	$(1,125)	(28)%
Home sale revenues	4,094	2,604	1,490	57%
Other revenues	518	6,052	(5,534)	(91)%
Total	$7,520	$12,689	(5,169)	(41)%

	Nine Months Ended January 31,		Increase
	2025	2024	(decrease)
Land sale revenues	$18,113	$15,576	$2,537	16%
Home sale revenues	18,420	9,527	8,893	93%
Other revenues	1,983	6,730	(4,747)	(71)%
Total	$38,516	$31,833	6,683	21%

●	The change in land sale revenues for the three months ended January 31, 2025 compared to the prior period was primarily due to a decrease in revenues from the sale of developed residential land and a decrease in revenues from the sale of undeveloped land. The change in land sale revenues for the nine months ended January 31, 2025 compared to the prior period was primarily due to an increase in revenues from the sale of developed residential land and undeveloped land offset in part by a decrease in revenues from the sale of commercial developed land. During the nine months ended January 31, 2025, the Company sold 549 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,502,000 of revenue, to one purchaser. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months Ended January 31, 2025			Three Months Ended January 31, 2024
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	4.1	$2,855	$696	4.6	$3,600	$783
Commercial	—	—	—	—	—	—
Total Developed	4.1	2,855	696	4.6	3,600	783
Undeveloped	5.7	53	9	43.0	433	10
Total	9.8	$2,908	297	47.6	$4,033	85

	Nine Months Ended January 31, 2025			Nine Months Ended January 31, 2024
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	20.1	$15,322	$762	22.5	$14,524	$646
Commercial	—	—	—	1.5	549	366
Total Developed	20.1	15,322	762	24.0	15,073	628
Undeveloped	590.8	2,791	5	51.8	503	10
Total	610.9	$18,113	30	75.8	$15,576	205

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three and nine months ended January 31, 2025 compared to the prior periods were primarily due to the location and mix of land sold.

●	The changes in home sale revenues for the three and nine months ended January 31, 2025 compared to the prior periods were primarily due to an increase in the number of homes sold. The changes in average selling prices for the three and nine months ended January 31, 2025 compared to the prior periods were primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended January 31,
	2025	2024
Homes sold	10	5
Average selling price	$409	$521

	Nine Months Ended January 31,
	2025	2024
Homes sold	43	18
Average selling price	$428	$529

As of January 31, 2025, the Company had 101 homes in production, including 16 homes under contract, which homes under contract represented $7,204,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of January 31, 2024, the Company had 62 homes in production, including 19 homes under contract, which homes under contract represented $8,300,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

●	Other revenues consist of (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Sale of investment assets	$—	$5,701	$—	$5,701
Landscaping revenues	370	213	1,473	639
Miscellaneous other revenues	148	138	510	390
Total	$518	$6,052	$1,983	$6,730

Sale of investment assets for the three and nine months ended January 31, 2024 consist of the sale of two buildings leased to commercial tenants.

Miscellaneous other revenues for the three and nine months ended January 31, 2025 primarily consist of extension fees for purchase contracts, management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2024 primarily consist of extension fees for purchase contracts, forfeited deposits and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months Ended January 31,		Increase
	2025	2024	(decrease)
Land sale cost of revenues, net	$1,860	$2,647	$(787)	(30)%
Home sale cost of revenues	3,173	2,020	1,153	57%
Other cost of revenues	180	6,269	(6,089)	(97)%
Total	$5,213	$10,936	(5,723)	(52)%

	Nine Months Ended January 31,		Increase
	2025	2024	(decrease)
Land sale cost of revenues, net	$9,095	$10,512	$(1,417)	(13)%
Home sale cost of revenues	14,694	6,924	7,700	112%
Other cost of revenues	828	6,450	(5,622)	(87)%
Total	$24,617	$23,886	731	3%

●	Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended January 31,
	2025	2024
Land sale cost of revenues	$2,206	$3,368
Less:
Public improvement district reimbursements	—	(329)
Private infrastructure covenant reimbursements	(57)	(114)
Payments for impact fee credits	(289)	(278)
Land sale cost of revenues, net	$1,860	$2,647

	Nine Months Ended January 31,
	2025	2024
Land sale cost of revenues	$12,097	$12,770
Less:
Public improvement district reimbursements	(814)	(575)
Private infrastructure covenant reimbursements	(430)	(388)
Payments for impact fee credits	(1,758)	(1,295)
Land sale cost of revenues, net	$9,095	$10,512

Land sale gross margins were 36% and 50% for the three and nine months ended January 31, 2025 compared to 34% and 33% for the three and nine months ended January 31, 2024. The changes in gross margin were primarily due to changes in public improvement district reimbursements, private infrastructure covenant reimbursements and payments for impact fee credits and the location, size and mix of property sold (including the sale of 5.7 acres and 590.8 acres for the three and nine months ended January 31, 2025 as compared to 43.0 acres and 51.8 acres for the three and nine months ended January 31, 2024 of undeveloped land with a low associated land sale cost of revenues) and the demand for lots by builders resulting in higher revenue per developed lot.

●	The changes in home sale cost of revenues for the three and nine months ended January 31, 2025 compared to the prior periods were primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 23% and 20% for the three and nine months ended January 31, 2025 compared to 22% and 27% for the three and nine months ended January 31, 2024. The changes in gross margin were primarily due to the location, size and mix of homes sold and increases in the prices of building materials and skilled labor.
●	Other cost of revenues for the three and nine months ended January 31, 2025 consists of the cost of goods sold for landscaping services. Other cost of revenues for the three and nine months ended January 31, 2024 consists of the costs associated with the sale of investment assets and the cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months Ended January 31,		Increase
	2025	2024	(decrease)
Land development	$989	$1,172	$(183)	(16)%
Homebuilding	467	283	184	65%
Corporate	419	446	(27)	(6)%
Total	$1,875	$1,901	(26)	(1)%

	Nine Months Ended January 31,		Increase
	2025	2024	(decrease)
Land development	$2,884	$2,836	$48	2%
Homebuilding	1,274	887	387	44%
Corporate	1,173	1,298	(125)	(10)%
Total	$5,331	$5,021	310	6%

●	The changes in land development general and administrative expenses for the three and nine months ended January 31, 2025 compared to the prior periods were primarily due to an increase in payroll costs for landscaping services and a decrease in property taxes as a result of refunds of previously paid amounts.
●	The changes in homebuilding general and administrative expenses for the three and nine months ended January 31, 2025 compared to the prior periods were primarily due to expansion of the Company’s homebuilding operations and information technology expenses.
●	The changes in corporate general and administrative expenses for the three and nine months ended January 31, 2025 compared to the prior periods were primarily due to a decrease in professional services and pension benefit expenses as a result of the termination of the Company’s pension plan in the prior period and an increase in bank charges.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three and nine months ended January 31, 2025 or January 31, 2024. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

Interest Income, net. The Company had interest income, net of $410,000 and $1,267,000 for the three and nine months ended January 31, 2025 and $262,000 and $473,000 for the three and nine months ended January 31, 2024. There were no interest or loan costs capitalized in real estate inventory in the three and nine months ended January 31, 2025 or January 31, 2024.

Income Taxes. The Company had a provision for income taxes of $125,000 and $1,012,000 for the three and nine months ended January 31, 2025. The provision for income taxes for the three and nine months ended January 31, 2025 related to the amount of income before income taxes during each period and, for the nine months ended January 31, 2025, to the reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income (loss) were reclassified to a benefit for income taxes during the nine months ended January 31, 2025. Refer to Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding accumulated other comprehensive income (loss). The Company had a provision for income taxes of $22,000 and $853,000 for the three and nine months ended January 31, 2024 related to the amount of income before income taxes during each period.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2025 and April 30, 2024, the Company had cash, cash equivalents and restricted cash as follows (in thousands):

	January 31,	April 30,
	2025	2024
Cash	$8,794	$10,465
U.S. Government Securities	28,142	19,229
Restricted Cash	455	547
Total	$37,391	$30,241

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

Cash Flow. The following presents information on cash flows (in thousands):

	Nine Months Ended January 31,
	2025	2024
Net cash provided by (used in) operating activities	$7,273	$3,381
Net cash provided by (used in) investing activities	(116)	(5,354)
Net cash provided by (used in) financing activities	(7)	(7)
Increase (decrease) in cash and cash equivalents	$7,150	$(1,980)

The net cash provided by operating activities for the nine months ended January 31, 2025 was primarily due to cash generated from business operations and a reduction in real estate inventory and other assets offset in part by an increase in investment assets, net and a reduction in accounts payable and accrued expenses. The net cash provided by operating activities for the nine months ended January 31, 2024 was primarily due to cash generated from business operations and a reduction in investment and other assets offset in part by an increase in real estate inventory.

Notes payable decreased from $35,000 as of April 30, 2024 to $29,000 as of January 31, 2025 due to principal debt repayments. Refer to Note 6 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the Company’s notes payable.

During the three and nine months ended January 31, 2025, the Company utilized $92,000 of restricted cash to fund its 401(k) employer contribution for the calendar year ended December 31, 2024. Refer to Note 10 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 11 to the consolidated financial statements contained in the 2024 Form 10-K for detail regarding the Company’s 401(k) plan.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	January 31,	April 30,	Increase
	2025	2024	(decrease)
Real estate inventory	$65,102	$65,983	$(881)	(1)%
Investment assets, net	14,498	12,551	1,947	16%
Other assets	2,801	2,990	(189)	(6)%
Deferred income taxes, net	9,142	11,038	(1,896)	(17)%
Accounts payable and accrued expenses	2,933	4,745	(1,812)	(38)%
Income taxes receivable, net	4	27	(23)	(85)%

●	Real estate inventory consists of (dollars in thousands):

	January 31,	April 30,	Increase
	2025	2024	(decrease)
Land inventory	$53,345	$57,527	$(4,182)	(7)%
Homebuilding model inventory	6,519	4,138	2,381	58%
Homebuilding construction in process	5,238	4,318	920	21%
Total	$65,102	$65,983

From April 30, 2024 to January 31, 2025, the change in land inventory in New Mexico was primarily due to the sale of land offset in part by land development activity, the change in homebuilding model inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction.

●	Investment assets consist of (dollars in thousands):

	January 31,	April 30,	Increase
	2025	2024	(decrease)
Land held for long-term investment	$8,879	$9,200	$(321)	(3)%
Owned real estate leased or intended to be leased	5,781	3,449	2,332	68%
Less accumulated depreciation	(162)	(98)	(64)	(65)%
Owned real estate leased or intended to be leased, net	5,619	3,351	2,268	68%
Total	$14,498	$12,551

During the nine months ended January 31, 2025, the Company sold 585.2 acres of undeveloped property in Sandoval County, New Mexico categorized as land held for long-term investment.

As of January 31, 2025, fifteen homes were leased to residential tenants. As of April 30, 2024, ten homes were leased to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $33,000 and $64,000 for the three and nine months ended January 31, 2025 and $12,000 and $60,000 for the three and nine months ended January 31, 2024.

●	From April 30, 2024 to January 31, 2025:
o	The change in other assets was primarily due to a decrease in prepaid expenses related to the termination of a land development cash collateralized performance guaranty.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes for the nine months ended January 31, 2025.

o	The change in accounts payable and accrued expenses was primarily due to an increase in accrued property taxes and a decrease in accounts payable, accrued expenses and customer deposits.
o	The change in income taxes receivable, net was primarily due to the payment of taxes and the accrual of state income taxes payable.

Off-Balance Sheet Arrangements. As of January 31, 2025 and January 31, 2024, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance and Accounting, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Accounting have concluded that such disclosure controls and procedures were effective as of January 31, 2025 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: March 7, 2025	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
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