Form 10-K
period 2025-04-30
AMREP CORP.
filed 2025-07-25
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 31, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $115,727,395. Such aggregate market value was computed by reference to the closing sale price of the registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 21, 2025, there were 5,305,949 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

All references to the Company in this annual report on Form 10-K include AMREP Corporation and its subsidiaries. Many of the amounts and percentages presented in this annual report on Form 10-K have been rounded for convenience of presentation. All references in this annual report on Form 10-K to 2025 and 2024 mean the Company’s fiscal years ended April 30, 2025 and 2024, unless the context otherwise indicates.

PART I

Item 1.          Business

AMREP Corporation was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. The Company conducts a substantial portion of its business in Rio Rancho, New Mexico (“Rio Rancho”) and certain adjoining areas of Sandoval County, New Mexico. Rio Rancho is the third largest city in New Mexico with a population of approximately 112,500.

Land Development

As of April 30, 2025, the Company owned approximately 16,600 acres in Sandoval County, New Mexico. The Company offers for sale both developed and undeveloped real property to national, regional and local homebuilders, commercial and industrial property developers and others. Activities conducted or arranged by the Company include land and site planning, obtaining governmental and environmental approvals (“entitlements”), installing utilities and storm drains, ensuring the availability of water service, building or improving roads necessary for land development and constructing community amenities. The Company develops both residential lots and sites for commercial and industrial use as demand warrants. Engineering work is performed by both the Company’s employees and outside firms, but development work is generally performed by outside contractors. The Company also provides landscaping services primarily to homebuilders.

The Company markets land for sale or lease both directly and through brokers. With respect to residential development, the Company generally focuses its sales efforts on a limited number of homebuilders, with 100% of 2025 developed residential land sales having been made to three homebuilders. The number of new construction single-family residential starts in Rio Rancho by the Company, the Company’s customers and other builders was 973 in 2025 and 1,007 in 2024. The development of residential, commercial and industrial properties requires, among other things, financing or other sources of funding, which may not be available.

The Company opportunistically acquires land, focusing primarily in New Mexico. Prior to acquiring large properties, the Company generally performs market research, soil tests, environmental studies and other engineering work, reviews zoning and other governmental requirements, has discussions with homebuilders or other prospective end-users of the property and performs financial analysis of the project and estimated development costs.

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

The following table presents the property owned by the Company in certain development projects in New Mexico as of April 30, 2025:

	Developed[1]		Under Development[2]
		Commercial		Commercial
	Residential	/ Industrial	Residential	/ Industrial	Undeveloped[3]
	Lots	Acres	Acres	Acres	Acres	Location
Lomas Encantadas	120	—	126	6	—
Commerce Center	—	29	—	—	—	Unit 20 in Rio Rancho
Paseo Gateway	—	—	—	—	327
Hawk Site	2	35	93	101	—
Hawk Adjacent	—	—	45	—	—	Unit 25 in Rio Rancho
Papillon	—	—	—	—	656
Park West Village	22	—	—	—	—	Unit 22 in Rio Rancho
La Mirada	30	1	—	—	—	Albuquerque, New Mexico
Playa del Sur	—	—	5.5	—	—

In addition to the property listed in the tables above, as of April 30, 2025, the Company held undeveloped property in Sandoval County, New Mexico of approximately 15,500 acres in either high contiguous ownership areas or low contiguous ownership areas. High contiguous ownership areas may be suitable for development, including as special assessment districts or city redevelopment areas that may allow for development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or may be offered for sale individually or in small groups.

Infrastructure Reimbursement Mechanisms. A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills subdivision are subject to a public improvement district. The public improvement district reimburses the Company for certain costs of developing the subdivisions by imposing a special levy on the real property owners within the district. The Company has accepted and may in the future accept discounted prepayments of amounts due under the public improvement district.

The Company instituted private infrastructure reimbursement covenants on various land development projects. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain costs of developing the subject property by imposing an assessment on the real property owners subject to the covenants. The Company has accepted and may in the future accept discounted prepayments of amounts due under the private infrastructure reimbursement covenants.

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

1 Developed lots/acreage are any tracts of land owned by the Company that have been entitled with infrastructure work that is substantially complete, but excludes any lots that have been leased to third parties.

2 Acreage under development is real estate owned by the Company for which entitlement or infrastructure work has been started but not completed. However, there is no assurance that the acreage under development will be developed because of the nature and cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial acreage under development may change prior to final development. The development of this acreage will require significant additional financing or other sources of funding, which may not be available.

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

Homebuilding

The Company operates a homebuilder in New Mexico. The Company offers a variety of home floor plans and elevations at different prices and with varying levels of options and amenities to meet the needs of homebuyers. The Company focuses on building and selling single-family detached and attached homes. The Company selects locations for homebuilding based on available land inventory and the feasibility of the project. The Company utilizes internal and external sales brokers for home sales. Model homes are generally used to showcase the Company’s homes and their design features. The Company provides built-to-order homes where construction of the homes does not begin until the customer signs the purchase agreement and speculative (“spec”) homes for homebuyers who require a home within a short time frame. Sales contracts with homebuyers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Sales contracts also typically include a financing contingency that provides homebuyers with the right to cancel if they cannot obtain appropriate mortgage financing within a specified period. Contracts may also include other contingencies, such as the sale of an existing home.

The construction of homes is conducted under the supervision of the Company’s on-site construction field managers. Most construction work is performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. Although significant changes in market conditions could impact our seasonal patterns, the Company has historically experienced variability in its quarterly results from operations due to the seasonal nature of the homebuilding industry. The Company generally experiences increases in revenues and cash flow from operations during its fiscal first quarter and fourth quarter based on the timing of home closings. This seasonal activity increases the Company’s working capital requirements in the Company’s third and fourth quarters to support home production volume. As a result of the seasonality of the Company’s operations, the Company’s quarterly results of operations are not necessarily indicative of the results that may be expected for the full year; however any seasonal effect on revenues is expected to be relatively insignificant compared to the effect of the timing of opening of a property for sale and the subsequent timing of closings.

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

Materials and Labor

Generally, construction materials for the Company’s operations are available from numerous sources. However, the cost and availability of certain building materials is influenced by changes in local and global commodity prices and capacity as well as government regulation, such as government-imposed tariffs or trade restrictions. The ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand, which is compounded by the limited supply of certain specialized trades and contractors in the market. To partially protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with homebuilders or homebuyers. However, the Company cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

Regulatory and Environmental Matters

The Company’s operations are subject to extensive regulations imposed and enforced by various federal, state and local governing authorities. These regulations are complex and include building codes, land zoning and other entitlement restrictions, health and safety regulations, labor practices, marketing and sales practices, environmental regulations and various other laws, rules and regulations. The applicable governing authorities frequently have broad discretion in administering these regulations. The Company has experienced, and may continue to experience, extended timelines for receiving required approvals from municipalities or other government agencies that can delay anticipated development and construction activities.

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

Human Capital Resources

As of April 30, 2025, the Company employed 49 employees, of which 48 were full-time employees and one was a part-time employee. The Company believes the people who work for the Company are its most important resource and are critical to the Company’s continued success. The Company focuses significant attention on attracting and retaining talented and experienced individuals to manage and support the Company’s operations. The Company strives to reward employees through competitive industry pay, benefits and other programs; instill the Company’s culture with a focus on ethical behavior; and enhance employees’ performance through investments in technology, tools and training to enable employees to operate at a high level. The Company’s employees are not represented by any union. The Company considers its employee relations to be good. The Company offers employees a broad range of company-paid benefits, and the Company believes its compensation package and benefits are competitive with others in the industry. All employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

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

Notwithstanding the Company’s processes for assessing, identifying and managing risks from cybersecurity threats, the Company may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. During 2025 and 2024, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

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

Christopher V. Vitale, age 49, has been a director of the Company since July 2021 and President and Chief Executive Officer of the Company since 2017. From 2014 to 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from 2013 to 2014, he was Vice President and General Counsel of the Company. Prior to joining the Company, Mr. Vitale held various legal positions at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, from 2011 to 2013 and at WorldGate Communications, Inc., a provider of digital voice and video phone services and video phones, from 2009 to 2011. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Adrienne M. Uleau, age 57, has been Chief Financial Officer and Vice President of the Company since July 2025. Ms. Uleau was Vice President, Finance and Accounting of the Company from March 2020 to July 2025 and Controller of the Company from 2018 to March 2020. Prior to joining the Company, Ms. Uleau had been Controller of United Tectonics Corp., a construction services company, from 2016 to 2018. From 2014 to 2016, Ms. Uleau was Financial Manager of Cushman and Wakefield. Prior to 2014, Ms. Uleau held various accounting positions.

The executive officers are elected or appointed by the Board of Directors of AMREP Corporation or its appropriate subsidiary to serve until the appointment or election of their successors or their earlier death, resignation or removal.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 21, 2025, there were 246 holders of record of the common stock.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that three of the Company’s shareholders beneficially owned approximately 51% of the outstanding common stock as of July 21, 2025 according to available information. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2025 was 16,350 shares per day.

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

Equity Compensation Plan Information

See Item 12, which incorporates such information by reference from the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Year Ended April 30, 2025 Compared to Year Ended April 30, 2024

For 2025, the Company had net income of $12,716,000, or $2.37 per diluted share, compared to net income of $6,690,000, or $1.25 per diluted share, in 2024.

During 2025 and 2024, the Company experienced material delays in municipal entitlements, infrastructure availability, approvals and inspections and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. While construction and land costs remain elevated, the Company has been able to partially offset these cost increases through land and home price increases in 2025 and 2024 due to a strong pricing environment, which may not continue. The rising cost of housing due to increases in average sales prices in recent years and the level of mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability, negatively affecting demand and have caused many potential homebuyers to pause and reconsider their housing choices. In addition, any tariffs on goods used as inputs in both the land development business segment and homebuilding business segment may result in further increases in the cost of housing and average sales prices. Given the affordability challenges and the resulting impact on demand, the Company has provided sales incentives on certain homes, reduced the size of lots and homes, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. During 2025 and 2024, the Company reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty and an increase in entitlement and infrastructure delays as compared to prior years. This is expected to result in a reduction of revenues from the sale of developed residential land during the fiscal year ending April 30, 2026 as compared to 2024 and 2025. Future economic conditions and the demand for land and homes are subject to continued uncertainty due to many factors, including changes in mortgage interest rates, inflation, tariffs, supplies of new and existing home inventory available for sale, labor shortages and other factors. The Company’s past performance may not be indicative of future results.

Revenues. The following presents information on revenues (dollars in thousands):

	Year Ended April 30,
	2025	2024	Increase (decrease)
Land sale revenues	$25,648	$26,825	$(1,177)	(4)%
Home sale revenues	21,248	17,187	4,061	24%
Other revenues	2,798	7,357	(4,559)	(62)%
Total	$49,694	$51,369	(1,675)	(3)%

●	The change in land sale revenues for 2025 compared to 2024 was primarily due to a decrease in revenues from the sale of undeveloped land offset in part by an increase in revenues from the sale of developed land. The Company’s land sale revenues consist of (dollars in thousands):

	Year Ended April 30, 2025
	Acres Sold	Revenue	Revenue Per Acre[4]
Developed
Residential	28.6	$21,910	$766
Commercial	—	—	—
Total Developed	28.6	21,910	766
Undeveloped	690.4	3,738	5
Total	719.0	$25,648	36

	Year Ended April 30, 2024
	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	27.8	$18,522	$666
Commercial	1.5	549	366
Total Developed	29.3	19,071	651
Undeveloped	222.9	7,754	35
Total	252.2	$26,825	106

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for 2025 compared to 2024 were primarily due to the location and mix of land sold. Revenues from the sale of undeveloped land included the sale in 2025 of 549 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,502,000 of revenue, to one purchaser and the sale in 2024 of 147 acres in Brighton, Colorado, representing $7,200,000 of revenue, to one purchaser. The Company does not expect the sale of the properties in the prior sentence to be indicative of future undeveloped land sale revenues.

●	The change in home sale revenues for 2025 compared to 2024 was primarily due to an increase in the number of homes sold offset in part by a decrease in average selling prices. The Company’s home sale revenues consist of (dollars in thousands):

	Year Ended April 30,
	2025	2024
Homes sold	50	36
Average selling price	$425	$477

As of April 30, 2025, the Company had 88 homes in production, including 28 homes under contract, which homes under contract represented $12,787,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of April 30, 2024, the Company had 64 homes in production, including 20 homes under contract, which homes under contract represented $8,719,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

1 Revenue per acre may not calculate precisely due to the rounding of revenue to the nearest thousand dollars.

●	Other revenues consist of (in thousands):

	Year Ended April 30,
	2025	2024
Sale of investment assets	$—	$5,701
Landscaping revenues	2,089	1,186
Miscellaneous other revenues	709	470
Total	$2,798	$7,357

Sale of investment assets for 2024 consists of the sale of two buildings leased to commercial tenants. The Company does not expect the sale of the properties in the prior sentence to be indicative of future sales of investments assets.

Landscaping revenues consist of landscaping services provided by the Company primarily to homebuilders.

Miscellaneous other revenues for 2025 primarily consist of extension fees for purchase contracts, management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for 2024 primarily consist of extension fees for purchase contracts and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Year Ended April 30,
	2025	2024	Increase (decrease)
Land sale cost of revenues, net	$12,361	$17,224	$(4,863)	(28)%
Home sale cost of revenues	16,812	12,946	3,866	30%
Other cost of revenues	1,136	6,726	(5,590)	(83)%
Total	$30,309	$36,896	(6,587)	(18)%

●	Land sale cost of revenues, net consist of (in thousands):

	Year Ended April 30,
	2025	2024
Land sale cost of revenues	$16,603	$20,415
Less:
Public improvement district reimbursements	(1,183)	(681)
Private infrastructure covenant reimbursements	(518)	(544)
Payments for impact fee credits	(2,541)	(1,966)
Land sale cost of revenues, net	$12,361	$17,224

Land sale gross margins were 52% for 2025 compared to 36% for 2024. The change in gross margin was primarily due to changes in public improvement district reimbursements, private infrastructure covenant reimbursements and payments for impact fee credits and the location, size and mix of property sold (including the sale of 690.4 acres for 2025 as compared to 222.9 acres for 2024 of undeveloped land with a low associated land sale cost of revenues).

●	The change in home sale cost of revenues for 2025 compared to 2024 was primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 21% for 2025 compared to 25% for 2024. The change in gross margin was primarily due to the location, size and mix of homes sold, increases in the amount of sales incentives to homebuyers and increases in the prices of building materials and skilled labor.
●	Other cost of revenues for 2025 consist of the cost of goods sold for landscaping services. Other cost of revenues for 2024 consist of the costs associated with the sale of investment assets and cost of goods sold for landscaping services. The costs associated with the sale of investment assets in 2024 primarily represented the costs to construct two buildings leased to commercial tenants.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Year Ended April 30,
	2025	2024	Increase (decrease)
Land development	$3,847	$3,677	$170	5%
Homebuilding	1,764	1,214	550	45%
Corporate	1,667	1,980	(313)	(16)%
Total	$7,278	$6,871	407	6%

●	The change in land development general and administrative expenses for 2025 compared to 2024 was primarily due to an increase in payroll costs for landscaping services and a decrease in property taxes as a result of refunds of previously paid amounts.
●	The change in homebuilding general and administrative expenses for 2025 compared to 2024 was primarily due to expansion of the Company’s homebuilding operations and information technology expenses.
●	The change in corporate general and administrative expenses for 2025 compared to 2024 was primarily due to a decrease in professional services and pension benefit expenses as a result of the termination of the Company’s pension plan and an increase in bank charges.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in 2025 or 2024. Due to volatility in market conditions and development costs, the Company may experience future impairment charges.

Interest Income, net. Interest income, net was $1,622,000 for 2025 and $823,000 for 2024. There were no interest or loan costs capitalized in real estate inventory in 2025. Interest and loan costs of $2,000 were capitalized in real estate inventory in 2024.

Income Taxes. The Company had a provision for income taxes of $1,009,000 for 2025 and $1,735,000 for 2024. The provision for income taxes for 2025 related to the amount of income before income taxes during the year and to the reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income (loss) were reclassified to a benefit for income taxes during 2025. Refer to Note 12 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding accumulated other comprehensive income (loss). The provision for income taxes for 2024 correlated to the amount of income before income taxes during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and restricted cash as follows (dollars in thousands):

	Year Ended April 30,
	2025	2024	Increase (decrease)
Cash	$10,651	$10,465	$186	2%
U.S. Government Securities	28,815	19,229	9,586	50%
Restricted Cash	455	547	(92)	(17)%
Total	$39,921	$30,241	9,680	32%

Refer to Note 11 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding restricted cash.

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

The Company’s primary sources of funding for working capital requirements are cash flows from operations, a revolving line of credit, bank financing for specific real estate projects, interest income and existing balances of cash and cash equivalents. Land and homebuilding properties generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is primarily dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale, construction of homes or commercial buildings for sale or lease or pursuing other real estate projects may require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected.

The Company expects the primary demand for funds in the future will be for the development and acquisition of land, construction of home and commercial projects and general and administrative expenses. In many instances, the development of land and construction of home and commercial projects are required to satisfy delivery obligations to customers. Further, the Company regularly evaluates property available for purchase from third parties for possible acquisition by the Company. To the extent the sources of capital described above are insufficient to meet its needs, the Company may conduct public or private offerings of securities, dispose of certain assets or draw on existing or new debt facilities. The Company believes that it has adequate cash and cash equivalents, bank financing and cash flows from operations to provide for its anticipated spending in its fiscal year ending April 30, 2026.

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

Pension Plan. The Company’s defined benefit pension plan was terminated in 2024. The Company did not make any contributions to the pension plan during 2024. During 2024, the Company transferred $547,000, which was the amount of residual assets (after satisfying any pension plan liabilities) following termination of the defined benefit pension plan, from the defined benefit pension plan to the Company’s 401(k) retirement plan available for future awards to eligible employees. This amount that was transferred to the Company’s 401(k) retirement plan is recognized as restricted cash on the Company’s balance sheet. During 2025, the Company utilized $92,000 of this restricted cash to fund its 401(k) employer contribution for the calendar year ended December 31, 2024. Refer to Note 11 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s 401(k) plan.

Cash Flow. The following presents information on cash flows (in thousands):

	Year Ended April 30,
	2025	2024
Net cash provided by operating activities	$10,242	$10,714
Net cash used in investing activities	(553)	(457)
Net cash used in financing activities	(9)	(9)
Increase in cash and cash equivalents	$9,680	$10,248

The net cash provided by operating activities for 2025 was primarily due to cash generated from business operations and a reduction in real estate inventory and investment assets, net and other assets offset in part by an increase in other assets and a reduction in accounts payable and accrued expenses. The net cash provided by operating activities for 2024 was primarily due to cash generated from business operations, a net decrease in real estate inventory and investment assets and a decrease in other assets.

Notes payable decreased from $35,000 as of April 30, 2024 to $26,000 as of April 30, 2025 due to principal debt repayments. Refer to Note 6 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	April 30,		Increase
	2025	2024	(decrease)
Real estate inventory	$66,750	$65,983	$767	1%
Investment assets, net	14,880	12,551	2,329	19%
Other assets	2,939	2,990	(51)	(2)%
Deferred income taxes, net	8,969	11,038	(2,069)	(19)%
Accounts payable and accrued expenses	3,789	4,745	(956)	(20)%
Income taxes receivable, net	317	27	290	1,074%

●	Real estate inventory consists of (dollars in thousands):

	April 30,		Increase
	2025	2024	(decrease)
Land inventory	$50,030	$57,527	$(7,497)	(13)%
Homebuilding model and completed inventory	13,090	4,138	8,952	216%
Homebuilding construction in process	3,630	4,318	(688)	(16)%
Total	$66,750	$65,983

Refer to Note 2 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding real estate inventory. From April 30, 2024 to April 30, 2025, the change in land inventory was primarily due to the sale of land offset in part by land development activity, the change in homebuilding model and completed inventory was primarily due to the completion of homes not yet sold offset in part by the sale of homes and the change in homebuilding construction in process was primarily due to a decrease in the number of homes that started construction.

●	Investment assets, net consist of (dollars in thousands):

	April 30,		Increase
	2025	2024	(decrease)
Land held for long-term investment	$8,843	$9,200	$(357)	(4)%
Owned real estate leased or intended to be leased	6,207	3,449	2,758	80%
Less accumulated depreciation	(170)	(98)	(72)	73%
Owned real estate leased or intended to be leased, net	6,037	3,351	2,686	80%
Total	$14,880	$12,551

Refer to Note 3 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding investment assets. As of April 30, 2025, the Company leased 21 homes to residential tenants. As of April 30, 2024, the Company leased 10 homes to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $115,000 for 2025 and $82,000 for 2024.

●	From April 30, 2024 to April 30, 2025:
o	The change in other assets was primarily due to an increase in the number of residential rental homes offset in part by a decrease in prepaid expenses related to the termination of a land development cash collateralized performance guaranty.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes during the year.
o	The change in accounts payable and accrued expenses was primarily due to a decrease in accounts payable, accrued expenses and customer deposits.
o	The change in income taxes receivable, net was primarily due to the payment of estimated taxes and the accrual of state income taxes receivable.

Off-Balance Sheet Arrangements. As of April 30, 2025 and April 30, 2024, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in this annual report on Form 10-K for a discussion of recently issued accounting pronouncements.

IMPACT OF INFLATION

The Company’s operations can be impacted by inflation. Inflation can cause increases in interest rates and the cost of land, materials, services and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. The Company’s homebuilding segment as well as homebuilders that are customers of the Company’s land development business segment face inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for homes produced by the Company’s homebuilding segment could decrease and the demand for the Company’s land by homebuilder customers could decrease. As a result of inflationary pressures, the Company has experienced increases in the prices of labor and certain materials in 2025 and 2024. Inflation may also increase the Company’s financing costs. While the Company attempts to pass on to its customers increases in costs through increased sales prices, market forces may limit the Company’s ability to do so. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, the Company’s revenues, gross margins and net income could be adversely affected.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) anticipated development of the Company’s real estate holdings, (4) the development and construction of possible future commercial properties to be marketed to tenants, (5) the designs, pricing and levels of options and amenities with respect to the Company’s homebuilding operations, (6) the amount and timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (7) the number of planned residential lots in the Company’s subdivisions, (8) estimates of the Company’s exposure to warranty claims and liabilities for litigation and legal claims, estimates of the cost to complete of common land development costs and the estimated relative sales values of individual parcels of land in connection with the allocation of common land development costs, (9) the adequacy of warranty reserves, subcontractor indemnities and third-party insurance to cover the ultimate resolution of any potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation, (10) the conditions resulting in homebuyer affordability challenges, (11) estimates and assumptions used in determining future cash flows of real estate projects, (12) the amount of revenues from the sale of developed residential land during the fiscal year ending April 30, 2026, (13) the backlog of homes under contract and in production and the dollar amount of expected sale revenues when such homes are closed, (14) the effect of seasonality on the Company’s operations, (15) the categorization of homes and buildings leased or intended to be leased to third parties, (16) the effect of recent accounting pronouncements, (17) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (18) the Company’s belief that its compensation package and benefits offered to employees are competitive with others in the industry, (19) the future issuance of deferred stock units to directors of the Company, (20) the future business conditions that may be experienced by the Company, including the pace of the Company’s housing starts and land development projects, (21) the dilution to earnings per share that outstanding options to purchase shares of common stock of the Company may cause in the future, (22) the adequacy of the

Company’s facilities, (23) the materiality of claims and legal actions, (24) projections of future earnings for the future recoverability of deferred tax assets and state net operating losses that are not expected to be realizable and (25) the Company’s belief that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the New York Stock Exchange. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2025 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2025, internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AMREP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AMREP Corporation (the “Company”) as of April 30, 2025 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for the year ended April 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2024.

Somerset, New Jersey

July 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of AMREP Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 15, the accompanying consolidated balance sheet of AMREP Corporation and Subsidiaries (the “Company”) as of April 30, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended April 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 15, present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 15 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

Common Land Sale Cost of Revenues

Critical Audit Matter Description

As described in Notes 1, 2, and 8 to the consolidated financial statements, the Company records common land sale cost of revenues based upon an allocation of certain common development costs associated with the entire project. Common development costs include the installation of utilities and roads and can be based upon estimates to complete. The allocation of these costs is based upon the estimates. These estimates and cost allocations are reviewed on a regular basis until a project is substantially completed and may be revised and reallocated as necessary on the basis of current estimates.

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

/s/ Baker Tilly US, LLP

Baker Tilly US, LLP

We served as the Company’s auditor from 2022 to 2024.

Philadelphia, Pennsylvania

July 23, 2024

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2025 AND 2024

(Amounts in thousands, except share and per share amounts)

	2025	2024
ASSETS
Cash and cash equivalents	$39,466	$29,694
Restricted cash	455	547
Real estate inventory	66,750	65,983
Investment assets, net	14,880	12,551
Other assets	2,939	2,990
Income taxes receivable, net	317	27
Deferred income taxes, net	8,969	11,038
TOTAL ASSETS	$133,776	$122,830
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$3,789	$4,745
Notes payable	26	35
TOTAL LIABILITIES	3,815	4,780

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,287,449 at April 30, 2025 and 5,271,309 at April 30, 2024	528	526
Capital contributed in excess of par value	33,409	32,986
Retained earnings	96,024	83,308
Accumulated other comprehensive income, net	—	1,230
TOTAL SHAREHOLDERS’ EQUITY	129,961	118,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,776	$122,830

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2025	2024
REVENUES:
Land sale revenues	$25,648	$26,825
Home sale revenues	21,248	17,187
Other revenues	2,798	7,357
Total revenues	49,694	51,369
COSTS AND EXPENSES:
Land sale cost of revenues, net	12,361	17,224
Home sale cost of revenues	16,812	12,946
Other cost of revenues	1,136	6,726
General and administrative expenses	7,278	6,871
Total costs and expenses	37,587	43,767
Operating income	12,107	7,602
Interest income, net	1,622	823
Other expense	(4)	—
Income before income taxes	13,725	8,425

Provision for income taxes	1,009	1,735
Net income	$12,716	$6,690

Earnings per share - basic	$2.39	$1.26
Earnings per share - diluted	$2.37	$1.25
Weighted average number of common shares outstanding – basic	5,318	5,300
Weighted average number of common shares outstanding – diluted	5,369	5,347

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended April 30,
	2025	2024
Net income	$12,716	$6,690
Other comprehensive income, net of tax:
Reclassification of the balance of accumulated other comprehensive loss to a benefit for income taxes	(1,230)	—
Decrease in pension liability	—	138
Income tax effect	—	(78)
Decrease in pension liability, net of tax	—	60
Other comprehensive income (loss)	(1,230)	60
Total comprehensive income	$11,486	$6,750

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income	Total
Balance, May 1, 2023	5,255	$526	$32,686	$76,618	$1,170	$111,000
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	—	160	—	—	160
Compensation related to issuance of option to purchase common stock	—	—	50	—	—	50
Issuance of deferred common stock units	—	—	90	—	—	90
Net income	—	—	—	6,690	—	6,690
Other comprehensive income	—	—	—	—	60	60
Balance, April 30, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	2	283	—	—	285
Compensation related to issuance of option to purchase common stock	—	—	50	—	—	50
Issuance of deferred common stock units	—	—	90	—	—	90
Net income	—	—	—	12,716	—	12,716
Other comprehensive loss	—	—	—	—	(1,230)	(1,230)
Balance, April 30, 2025	5,287	$528	$33,409	$96,024	$—	$129,961

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,716	$6,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179	149
Non-cash credits and charges:
Stock-based compensation	423	317
Deferred income tax provision	839	1,455
Net periodic pension cost	—	260
Excess pension funds transfer	—	547
Changes in assets and liabilities:
Real estate inventory	(767)	(358)
Investment assets, net	(2,329)	1,114
Other assets	544	567
Accounts payable and accrued expenses	(1,073)	(42)
Taxes payable, net	(290)	15
Net cash provided by operating activities	10,242	10,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(583)	(457)
Proceeds from the sale of property and equipment	30	—
Net cash used in investing activities	(553)	(457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(9)	(9)
Net cash used in financing activities	(9)	(9)

Increase in cash, cash equivalents and restricted cash	9,680	10,248
Cash, cash equivalents and restricted cash, beginning of year	30,241	19,993
Cash, cash equivalents and restricted cash, end of year	$39,921	$30,241

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$157	$308

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

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2025 and 2024 mean the fiscal years ended April 30, 2025 and 2024, unless the context otherwise indicates.

Revenue recognition

The Company accounts for land sale revenues, home sale revenues and other revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606 (Revenue from Contracts with Customers).

Land sale revenues: Revenues and cost of revenues from land sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, control, legal title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty.

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

Home sale revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. The Company’s performance obligation to deliver a home is generally satisfied in less than one year from the date a binding sale agreement is signed. In general, the Company’s performance obligation for each home sale is fulfilled upon the delivery of the completed home, which generally coincides with the receipt of cash consideration from the counterparty. If the Company’s performance obligations are not complete upon the home closing, the Company defers a portion of the home sale revenues related to the outstanding obligations and subsequently recognizes that revenue upon completion of such obligations. As of April 30, 2025 and April 30, 2024, deferred home sale revenues and costs related thereto were immaterial.

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

The Company offers homeowners a comprehensive third- party assurance warranty on each home. Estimates of the Company’s exposure to warranty claims are included within accrued expenses at the time home sale revenues are recognized.

Other revenues: Other revenues and other cost of revenues consist of sale of certain investment assets, landscaping revenues and miscellaneous other revenues.

Revenues from sale of investment assets (that are not otherwise classified as land sale revenues) are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for a sale of investment assets is fulfilled upon the delivery of the property, which generally coincides with the receipt of cash consideration from the counterparty. Other cost of revenues includes all direct acquisition costs and other costs specifically identified with the property, including pre-acquisition and acquisition costs, if applicable, closing and selling costs and construction costs.

Landscaping revenues consist of landscaping services provided by the Company primarily to homebuilders.

Miscellaneous other revenues primarily include extension fees for purchase contracts, forfeited deposits from land sale contracts and rental payments and additional rent from tenants pursuant to leases with respect to property or buildings of the Company. Base rental payments are recognized as revenue monthly over the term of the lease in accordance with ASC Topic 842 (Leases). Additional rent related to the reimbursement of real estate taxes, insurance, repairs, maintenance and other operating expenses is recognized as revenue in the period the expenses are incurred.

Cash, cash equivalents and restricted cash

Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value because of changes in interest rates. A debt security is classified as a cash equivalent if it meets these criteria and has an original maturity of ninety days or less when purchased. Restricted cash consists of cash deposits with the Company’s 401(k) retirement plan representing the amount of residual assets (after satisfying any pension plan liabilities) following termination of the Company’s defined benefit pension plan. Interest payments on cash, cash equivalents and restricted cash are recorded as income on the statement of operations.

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

Long-lived assets

Long-lived assets consist of real estate inventory and investment assets and are accounted for in accordance with ASC 360-10 (Property, Plant, and Equipment – Overall). A substantial majority of the Company’s real estate assets are located in Rio Rancho, New Mexico (“Rio Rancho”) and certain adjoining areas of Sandoval County, New Mexico. As a result of this geographic concentration, the Company has been and will be affected by changes in economic conditions in that region.

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

Investment assets, net: Investment assets, net consist of (i) land held for long-term investment, which represents property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business, and (ii) owned real estate leased or intended to be leased, which represents homes and buildings leased or intended to be leased to third parties. Investment assets are stated at the lower of cost or net realizable value. Depreciation of investment assets (other than land) is provided principally by the straight-line method at various rates calculated to amortize the book values of the assets over their estimated useful lives, which generally are 10 to 40 years for buildings and improvements. Land is not subject to depreciation.

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

Leases

Right-of-use assets and lease liabilities are recorded on the balance sheet for all leases with an initial term over one year. Leases with an initial term of one year or less are not recorded on the balance sheet. Right-of-use assets are classified within other assets and the corresponding lease liability is included in accounts payable and accrued expenses in the balance sheet.

Share-based compensation

Awards of restricted stock, stock options and deferred stock units are accounted for in accordance with ASC 718-10 (Compensation - Stock Compensation - Overall), which requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). Compensation expense for awards of restricted stock, stock options and deferred stock units are based on the fair value of the awards at their grant dates. The grant-date fair value of restricted stock is the price of the stock on the date of grant. The grant-date fair value of deferred stock units is the price of the underlying stock on the date of grant. To estimate the grant-date fair value of stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury bond due in a number of years equal to the option’s expected term. To estimate expected volatility, the Company analyzes the historic volatility of the Company’s common stock.

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

Comprehensive income

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Total comprehensive income is the total of net income or loss and other comprehensive income or loss.

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

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting, which provides for enhanced disclosures about significant segment expenses. ASU 2023-07 was effective for the Company’s fiscal year ending April 30, 2025, retrospectively applied to the fiscal year ending April 30, 2024. The adoption of ASU 2023-07 by the Company did not have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, which provides for enhanced transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s fiscal year beginning May 1, 2025. The adoption of ASU 2023-09 by the Company is not expected to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Expenses, which provides for disclosure of certain disaggregated information about expense captions that are presented on the income statement. ASU 2024-03 will be effective for the Company’s fiscal year ending April 30, 2028. The adoption of ASU 2024-03 by the Company is not expected to have a material effect on its consolidated financial statements.

Other than as described above, there are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its consolidated financial statements.

(2)          REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	April 30,
	2025	2024
Land inventory	$50,030	$57,527
Homebuilding model and completed inventory	13,090	4,138
Homebuilding construction in process	3,630	4,318
Total	$66,750	$65,983

Land inventory represents costs for land and improvements on land held for development or sale. Homebuilding model and completed inventory represents costs for residential homes that are completed and ready for sale. Homebuilding construction in process represents costs for residential homes being built.

No interest was capitalized in real estate inventory in 2025. Real estate taxes of $90,000 were capitalized in real estate inventory in 2025. Interest and loan costs of $2,000 and real estate taxes of $74,000 were capitalized in real estate inventory in 2024.

(3)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	April 30,
	2025	2024
Land held for long-term investment	$8,843	$9,200
Owned real estate leased or intended to be leased	6,207	3,449
Less accumulated depreciation	(170)	(98)
Owned real estate leased or intended to be leased, net	6,037	3,351
Total	$14,880	$12,551

Land held for long-term investment represents costs for property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business. Owned real estate leased or intended to be leased represents costs for homes and buildings leased or intended to be leased to third parties. As of April 30, 2025, the Company leased twenty - one homes to residential tenants. As of April 30, 2024, the Company leased ten homes to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $115,000 for 2025 and $82,000 for 2024.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	April 30,
	2025	2024
Prepaid expenses	$470	$942
Miscellaneous assets	283	307
Property	2,060	1,532
Equipment	567	542
Less accumulated depreciation of property and equipment	(441)	(333)
Property and equipment, net	2,186	1,741
Total	$2,939	$2,990

Prepaid expenses as of April 30, 2025 primarily consist of land development cash collateralized performance guaranties and insurance. Prepaid expenses as of April 30, 2024 primarily consist of land development cash collateralized performance guaranties, insurance and income taxes. Property includes a 7,000 square foot office building in Rio Rancho utilized by the Company’s land development business segment and homebuilding business segment. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $28,000 and $26,000 for 2025 and 2024. Depreciation expense associated with property and equipment was $102,000 and $67,000 for 2025 and 2024.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	April 30,
	2025	2024
Land development and homebuilding operations
Accrued expenses	$1,083	$901
Trade payables	1,305	2,091
Customer deposits	833	1,240
	3,221	4,232
Corporate operations	568	513
Total	$3,789	$4,745

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of April 30, 2025 (dollars in thousands):

		Principal Amount Available	Outstanding
		for New Borrowings	Principal Amount
		April 30,	April 30,
Loan Identifier	Lender	2025	2025	2024
Revolving Line of Credit	BOKF	$3,516	$—	$—
Equipment Financing	DC	—	26	35
Total		$3,516	$26	$35

	April 30, 2025
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	7.47%	$1,721	August 2025
Equipment Financing	2.35%	26	June 2028

	Principal Repayments		Capitalized Interest and Fees
	Year ended April 30,		Year ended April 30,
Loan Identifier	2025	2024	2025	2024
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	9	9	—	—
Total	$9	$9	$—	$—

As of April 30, 2025, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Additional information regarding each of the above notes payable is provided below.

•

Revolving Line of Credit. In February 2021, AMREP Southwest Inc. (“ASW”), a subsidiary of AMREP Corporation, entered into a Loan Agreement with BOKF, NA dba Bank of Albuquerque (“BOKF”). The Loan Agreement is evidenced by a Revolving Line of Credit Promissory Note and is secured by a Line of Credit Mortgage, Security Agreement and Fixture Filing, between ASW and BOKF, with respect to a 298- acre property in the Paseo Gateway subdivision located in Rio Rancho. BOKF has agreed to lend up to $5,750,000 to ASW on a revolving line of credit basis for general corporate purposes, including up to $250,000 dedicated for use in connection with a company credit card. The outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the one-month secured overnight financing rate as administered by the CME Group Benchmark Administration Limited plus a spread of 3.15%, adjusted monthly.

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

●	Equipment Financing. In June 2022, Rioscapes LLC (“Rioscapes”), a subsidiary of AMREP Corporation, entered into a Loan Contract-Security Agreement with Deere & Company (“DC”). The loan is secured by a security interest in certain construction equipment. DC lent $50,000 to Rioscapes on a non-revolving line of credit basis to fund the acquisition of the construction equipment. ASW guaranteed Rioscapes’s obligations under the loan. The principal is payable monthly based on a 72-month amortization and the outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 2.35%.

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

●	Loan Reserves. As of April 30, 2025, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the loan reserves and credit card reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to April 30, 2025 (in thousands):

Fiscal Year	Scheduled Payments
2026	$8
2027	8
2028	9
2029	1
Total	$26

The following table presents information on the Company’s notes payable in effect during 2025 or 2024 and terminated prior to April 30, 2025 (in thousands):

			Outstanding Principal
		Original Maximum	Amount
	Lender	Available Principal	April 30,
Loan Identifier		Amount	2024
La Mirada	BOKF	$7,375	$—

Additional information regarding the above terminated notes payable is provided below:

●	La Mirada. In June 2021, Wymont LLC (“Wymont”), a subsidiary of AMREP Corporation, entered into a Development Loan Agreement with BOKF. The Development Loan Agreement was evidenced by a Non-Revolving Line of Credit Promissory Note and was secured by a Mortgage, Security Agreement and Financing Statement, between Wymont and BOKF, with respect to a 15-acre property in the La Mirada subdivision located in Albuquerque, New Mexico. The loan was scheduled to mature in June 2024. The loan was terminated in October 2023.

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Year Ended April 30,
	2025	2024
Sale of investment assets	$—	$5,701
Landscaping revenues	2,089	1,186
Miscellaneous other revenues	709	470
Total	$2,798	$7,357

Sale of investment assets for 2024 consists of the sale of two buildings leased to commercial tenants.

Landscaping revenues consist of landscaping services provided by the Company primarily to homebuilders.

Miscellaneous other revenues for 2025 primarily consist of extension fees for purchase contracts, management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for 2024 primarily consist of extension fees for purchase contracts and residential rental revenues.

Major customers. A substantial majority of land sale revenues were received from three customers during 2025 and four customers during 2024. Other than receivables for immaterial amounts (if any), there were no outstanding receivables from these customers as of April 30, 2025 or April 30, 2024. There were two customers that each contributed in excess of 10% of the Company’s revenues for 2025. The revenues from each such customer for 2025 were as follows: $11,809,000 and $6,028,000, with each of these revenues reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for 2024. The revenues from each such customer for 2024 were as follows: $11,554,000 and $7,200,000, with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consists of (in thousands):

	Year Ended April 30,
	2025	2024
Land sale cost of revenues	$16,603	$20,415
Less:
Public improvement district reimbursements	(1,183)	(681)
Private infrastructure covenant reimbursements	(518)	(544)
Payments for impact fee credits	(2,541)	(1,966)
Land sale cost of revenues, net	$12,361	$17,224

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

Other cost of revenues for 2025 primarily consists of cost of goods sold for landscaping services. Other cost of revenues for 2024 primarily consists of the costs associated with the sale of investment assets and cost of goods sold for landscaping services.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Year Ended April 30,
	2025	2024
Land development	$3,847	$3,677
Homebuilding	1,764	1,214
Corporate	1,667	1,980
Total	$7,278	$6,871

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

(11)          BENEFIT PLANS

Pension plan

The Company had a defined benefit pension plan that was terminated in 2024. During 2024, the Company transferred $547,000, which was the amount of residual assets (after satisfying any pension plan liabilities) following termination of the defined benefit pension plan, from the defined benefit pension plan to the Company’s 401(k) retirement plan available for future awards to eligible employees. This amount that was transferred to the Company’s 401(k) retirement plan is recognized as restricted cash on the Company’s balance sheet. During 2025, the Company utilized $92,000 of this restricted cash to fund its 401(k) employer contribution for the calendar year ended December 31, 2024.

Information regarding the Company’s defined pension plan prior to its termination in 2024 is provided below:

●	The Company funded the pension plan in compliance with IRS funding requirements. The pension plan was subject to minimum IRS contribution requirements, but these requirements were able to be satisfied by the use of the pension plan’s existing credit balance. No cash contributions to the pension plan were required or made during 2024. Pension assets and liabilities were measured at fair value (measured in accordance with the guidance described in Note 10).
●	Net periodic pension cost was comprised of the following components (in thousands):

Year Ended April 30,
2024
Interest cost on projected benefit obligation	$6
Expected return on assets	(69)
Plan expenses	152
Recognized net actuarial loss	2
Net periodic pension cost	$(91)
Settlement and related expenses	247
Net periodic pension cost after settlement	$338

●	Assumptions used in determining net periodic pension cost and the pension benefit obligation were:

Year Ended April 30,
2024
Discount rate used to determine net periodic pension cost	4.51%
Discount rate used to determine pension benefit obligation	N/A
Expected long-term rate of return on assets used for pension cost on assets	7.75%

The expected return on assets for the pension plan was based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolio. In establishing this assumption, management considered historical and expected returns for the asset classes in which the pension plan was invested, as well as current economic and market conditions.

●	The actuarial gains of $126,000 for 2024 were plan experience gains. The following table sets forth changes in the pension plan’s benefit obligation and assets, and summarizes components of amounts recognized in the Company’s balance sheet (in thousands):

April 30,
2024
Change in benefit obligation:
Benefit obligation at beginning of year	$283
Service cost	152
Interest cost	6
Actuarial gain	(126)
Benefits paid	(315)
Benefit obligation at end of year	$—
Change in plan assets:
Fair value of plan assets at beginning of year	$1,030
Actual return on plan assets	(8)
Plan transfer	(547)
Benefits paid	(315)
Plan expenses	(160)
Fair value of plan assets at end of year	$—
Funded status	$—

Information regarding comprehensive income (loss) related to the pension plan is provided below:

●	During 2024, the Company did not record any accumulated other comprehensive income (loss), which had not yet been recognized as a component of net periodic pension costs. The following table summarizes the changes in accumulated other comprehensive income (loss) related to the pension plan for the years ended April 30, 2025 and 2024 (in thousands):

	Pension Benefits
	Pretax	Net of Tax
Accumulated comprehensive income (loss), May 1, 2023	$138	$(1,170)
Net actuarial gain	(2)	—
Amortization of net loss	111	78
Settlement	(247)	(138)
Accumulated comprehensive loss, April 30, 2024	$—	$(1,230)
Reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes	—	1,230
Accumulated comprehensive income (loss), April 30, 2025	$—	$—

●	The Company recognized the known changes in the funded status of the pension plan in the period in which the changes occur through other comprehensive income, net of the related income tax effect. The Company recorded, net of tax, other comprehensive loss of $1,230,000 in 2025 and other comprehensive income of $60,000 in 2024. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income (loss) were reclassified to a benefit for income taxes during 2025.

401(k) and Simple IRA

Since March 2024, the Company has provided a 401(k) with a profit sharing plan as a retirement plan for eligible employees. Under the plan, eligible employees may contribute a portion of their annual pre-tax compensation, the Company will contribute 3% of each eligible employee’s annual pre-tax compensation each year and the Company may make discretionary contributions to eligible employees on a profit sharing basis. The Company accrued $39,000 and $10,000 for 2025 and 2024 for its 401(k) employer contribution. The Company utilized $92,000 of restricted cash to fund its 401(k) employer contribution for the calendar year ended December 31, 2024.

In 2024, the Company provided a Simple IRA plan as a retirement plan for eligible employees. The Company’s Simple IRA plan was terminated in December 2023. Under the plan, eligible employees were permitted to contribute a portion of their annual pre-tax compensation with the Company matching such contributions on a dollar-for-dollar basis up to 3% of each contributing employee’s annual pre-tax compensation. The Company’s employer contribution for the Simple IRA was $88,000 for 2024.

Equity compensation plan

The AMREP Corporation 2016 Equity Compensation Plan (the “ Equity Plan”) authorizes stock-based awards of various kinds to non-employee directors and employees covering up to a total of 500,000 shares of common stock of the Company. The Equity Plan will expire by its terms on, and no award will be granted under the Equity Plan on or after, September 19, 2026. As of April 30, 2025, the Company has issued 141,501 shares of common stock of the Company under the Equity Plan and has reserved for issuance 117,226 shares of common stock of the Company under the Equity Plan upon exercise of issued and outstanding deferred common share units and an option to purchase shares, resulting in 241,273 shares of common stock of the Company available for issuance under the Equity Plan.

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

The restricted share award activity for 2025 and 2024 was as follows:

		Weighted Average
	Number of	Grant Date Fair Value
Restricted share awards	Shares	Per Share
Non-vested as of May 1, 2023	26,267	10.53
Granted during 2024	16,400	19.23
Vested during 2024	(12,199)	9.68
Forfeited during 2024	—	—
Non-vested as of April 30, 2024	30,468	15.55
Granted during 2025	16,140	21.79
Vested during 2025	(14,666)	14.27
Forfeited during 2025	—	—
Non-vested as of April 30, 2025	31,942	19.29

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $311,000 and $237,000 for 2025 and 2024. As of April 30, 2025, there was $287,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share, which was the closing price on the New York Stock Exchange on the date of grant. The option will become exercisable for 100% of the option shares on November 1, 2026 if Mr. Vitale is employed by, or providing service to, the Company on such date. Subject to the definitions in the Equity Plan, in the event (a) Mr. Vitale has a termination of employment with the Company on account of death or disability, (b) the Company terminates Mr. Vitale’s employment with the Company for any reason other than cause or (c) of a change in control, then the option will become immediately exercisable for 100% of the option shares. The option has a term of ten years from the date of grant and terminates at the expiration of that period. The option automatically terminates upon: (i) the expiration of the three month period after Mr. Vitale ceases to be employed by the Company, if the termination of his employment by Mr. Vitale or the Company is for any reason other than as hereinafter set forth in clauses (ii), (iii) or (iv); (ii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company on account of Mr. Vitale’s disability; (iii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company, if Mr. Vitale dies while employed by the Company; or (iv) the date on which Mr. Vitale ceases to be employed by the Company, if the termination is for cause. If Mr. Vitale engages in conduct that constitutes cause after Mr. Vitale’s employment terminates, the option immediately terminates. Notwithstanding the foregoing, in no event may the option be exercised after the date that is immediately before the tenth anniversary of the date of grant. Except as described above, any portion of the option that is not exercisable at the time Mr. Vitale has a termination of employment with the Company immediately terminates. The fair value of the option was $252,000 as of the date of grant using the Black-Scholes fair value option valuation model. The following assumptions were used for determining the fair value of the option: expected volatility of 38.04%; average risk-free interest rate of 1.46%; dividend yield of 0%; and expected life of 7.5 years. As of April 30, 2025, the option has not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $50,000 in each of 2025 and 2024. As of April 30, 2025 and April 30, 2024, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

On December 31, 2024 and 2023, each non-employee member of the Company’s Board of Directors was issued the number of deferred common share units of the Company under the Equity Plan equal to $30,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $31.40 and $21.97 on December 31, 2024 and 2023, the Company issued a total of 2,865 and 4,095 deferred common share units to members of the Company’s Board of Directors. Each deferred common share unit represents the right to receive one share of Common Stock within 30 days after the first day of the month to follow such director’s termination of service as a director of the Company. Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over the director’s service in office during the calendar year, was $90,000 for each of 2025 and 2024. At April 30, 2025 and 2024, there was $30,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of the following fiscal year.

(12)        INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2025	2024
Current:
Federal	$(994)	$249
State and local	(66)	75
	(1,060)	324
Deferred:
Federal	2,082	1,181
State and local	(13)	230
	2,069	1,411
Total provision for income taxes	$1,009	$1,735

The components of the net deferred income taxes are as follows (in thousands):

	April 30,
	2025	2024
Deferred income tax assets:
State tax loss carryforwards	$2,701	$2,748
U.S. federal NOL carryforward	6,819	8,891
Vacation accrual	32	27
Real estate basis differences	2,419	2,444
Other	420	390
Total deferred income tax assets	12,391	14,500

Deferred income tax liabilities:
Depreciable assets	(40)	(50)
Deferred gains on investment assets	(2,401)	(2,377)
Other	(48)	(46)
Total deferred income tax liabilities	(2,489)	(2,473)
Valuation allowance for realization of certain deferred income tax assets	(933)	(989)
Net deferred income tax asset	$8,969	$11,038

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

The Company has federal net operating loss carryforwards of $32,471,000 as of April 30, 2025, which do not have an expiration. The Company has state net operating loss carryforwards of $44,668,000 as of April 30, 2025 that expire beginning in the fiscal year ending April 30, 2038.

Net operating loss carryforwards may be subject to audit and possible adjustment by the U.S. Internal Revenue Service (“IRS”), which could result in a reversal of none, part or all of the income tax benefit or could result in a benefit higher than the amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the Company’s net operating loss carryforwards, the Company may have to pay additional cash income taxes, which would adversely affect the Company’s results of operations, financial condition and cash flows. The Company cannot guarantee what the ultimate outcome will be or the amount of the tax benefit the Company will receive, if any. Under federal income tax law, net operating losses have an unlimited carryforward period and the deductibility of such federal net operating losses is limited to 80% of taxable income in any year during the carryforward period.

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

The following table reconciles taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision (in thousands):

	Year Ended April 30,
	2025	2024
Computed tax provision at statutory rate	$2,876	$1,811
Increase (reduction) in tax resulting from:
Deferred tax rate changes	64	(63)
Change in valuation allowances	(56)	138
State income taxes, net of federal income tax effect	499	472
Permanent items	(258)	—
Other comprehensive loss, net of tax	(1,230)	—
Other	(886)	(623)
Actual tax provision (benefit)	$1,009	$1,735

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Federal tax returns prior to the fiscal year ended April 30, 2019 are no longer subject to examination due to the expiration of the statute of limitations. State tax returns prior to the fiscal year ended April 30, 2022 are no longer subject to examination due to the expiration of the applicable statutes of limitations.

ASC Topic 740 (Income Taxes) clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The Company has no unrecognized tax benefits for 2025 and 2024.

The Company has elected to include interest and penalties in its income tax expense. The Company had no accrued interest or penalties as of April 30, 2025 and 2024.

(13)        COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases an office and office equipment in Pennsylvania and office equipment in New Mexico. The leases are generally non-cancelable operating leases with an initial term of two to five years. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease agreements do not contain any residual value guarantees or material restrictive covenants. As of April 30, 2025, right-of-use assets and lease liabilities were $39,000 and $42,000. As of April 30, 2024, right-of-use assets and lease liabilities were $67,000 and $69,000. Total operating lease expense was $58,000 and $60,000 for 2025 and 2024.

Remaining operating lease payments for these leases subsequent to April 30, 2025 are $29,000 in fiscal year 2026 and $9,000 in fiscal year 2027. Remaining operating lease payments had imputed interest resulting in a present value of these lease liabilities of $36,000 as of April 30, 2025. For 2025, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 1.34 years and 5.50%. For 2024, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 2.34 years and 5.50%. The lease contracts for the Company generally do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

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

Warranty reserves are included in accrued expenses within the consolidated balance sheets, and the provision for warranty accruals is included in home sale cost of revenues in the consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed and are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home.

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

The Company maintains third-party insurance, subject to applicable self-insured retentions, for most construction defects that the Company encounters in the normal course of business. The Company believes that its warranty reserves, subcontractor indemnities and third-party insurance are adequate to cover the ultimate resolution of any potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. However, there can be no assurance that: the terms and limitations of the limited warranty will be effective against claims made by homebuyers; the Company will be able to renew its insurance coverage or renew it at reasonable rates; the Company will not be liable for damages, the cost of repairs or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims; or claims will not arise out of events or circumstances not covered by insurance or not subject to effective indemnification agreements with our subcontractors.

Changes in warranty reserves are as follows (in thousands):

	Year Ended April 30,
	2025	2024
Balance at beginning of period	$174	$165
Warranty issued during period	105	87
Change in pre-existing reserves	—	(66)
Warranty expenditures during period	(20)	(12)
Balance at end of period	$259	$174

Security for Performance Obligations

The Company is required from time to time to provide security (such as letters of credit, reserve letters, surety bonds or cash collateral) for performance obligations in support of the Company’s land development and homebuilding obligations to municipalities related to the construction of improvements in subdivisions. Cash collateral on deposit with municipalities is included in other assets within the consolidated balance sheets. In the event any letter of credit, reserve letter or surety bond is drawn, the Company would be obligated to reimburse the issuer of the letter of credit, reserve letter or surety bond. As of April 30, 2025, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) cash collateral of $229,000 on deposit with a municipality. As of April 30, 2024, the Company had one letter of credit outstanding under its Revolving Line of Credit in the aggregate principal amount of $172,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and cash collateral of $241,000 on deposit with municipalities.

Litigation

The Company may be subject to various lawsuits and legal claims. Certain of the liabilities resulting from these actions may be covered in whole or in part by insurance. The Company establishes liabilities for litigation and legal claims when such matters are both probable of occurring and any potential loss is reasonably estimable. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. To the extent the liability arising from the ultimate resolution of any lawsuit or legal claim exceeds the estimates reflected in the recorded reserves relating to such matter, the Company would incur additional charges and these charges might be significant. The Company cannot predict or determine with certainty the timing or final outcome of any lawsuit or legal claim or the effect that any adverse findings or determinations in any lawsuit or legal claim may have on the Company. The legal costs associated with any lawsuit or legal claim and the amount of time required to be spent by management and the Company’s Board of Directors on these matters, even if the Company is ultimately successful, could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. The Company has not accrued any amounts related to litigation matters as of April 30, 2025 or April 30, 2024.

(14)         EARNINGS PER SHARE

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

	Year Ended April 30,
	2025	2024
Numerator:
Net income	$12,716	$6,690

Denominator:
Weighted average number of common shares outstanding – basic	5,318	5,300

Earnings per share – basic	$2.39	$1.26

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

	Year Ended April 30,
	2025	2024
Numerator:
Net income	$12,716	$6,690

Denominator:
Weighted average number of common shares outstanding – basic	5,318	5,300
Dilutive effect of unvested shares of restricted common stock	31	30
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	20	17
Weighted average number of common shares outstanding – diluted	5,369	5,347

Earnings per share – diluted	$2.37	$1.25

(15)        INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

The Company manages its operations through two reportable segments: land development and homebuilding. The land development segment develops residential lots and sites for commercial and industrial use, including land and site planning, obtaining governmental and environmental approvals (“entitlements”), installing utilities and storm drains, ensuring the availability of water service, building or improving roads necessary for land development and constructing community amenities. The homebuilding segment focuses on building and selling single-family detached and attached homes.

The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer. The two segments have been identified based on the way in which financial information is regularly reviewed by the CODM to assess financial performance and allocate resources. The CODM uses each segment’s profit (loss) in assessing segment performance and deciding how to allocate resources. The Company incurs general and administrative expenses associated with certain corporate functions, which are not specific to a particular segment.

The following table sets forth summarized data relative to the industry segments in which the Company operated for 2025 (in thousands):

	Land
For the Year Ended April 30, 2025	Development	Homebuilding	Consolidated
Revenues[1]	$28,602	$17,407	$46,009
Other Revenues	3,655	30	3,685
Segment Revenues	32,257	17,437	49,694

Cost of Revenues	15,388	13,228	28,616
Other Cost of Revenues	1,693	—	1,693
General and administrative expenses[2]	3,847	1,764	5,611

Segment profit (loss)	11,329	2,445	13,774

Interest income, net			1,622
Other expense			(4)

Unallocated amounts:
Other corporate expenses			(1,667)

Income before income taxes			$13,725

Segment assets[3] as of April 30, 2025	$106,138	$22,913
Depreciation and amortization for the year ended April 30, 2025	$212	$13
Capital expenditures for the year ended April 30, 2025	$504	$79

1 Revenue information provided for the land development segment includes certain amounts classified as home sale revenues in the accompanying consolidated statements of operations.

2 General and administrative expenses primarily relate to payroll, employee benefits and professional expenses.

3 Segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities and tax assets.

The following table sets forth summarized data relative to the industry segments in which the Company operated for 2024 (in thousands):

	Land
For the Year Ended April 30, 2024	Development	Homebuilding	Consolidated
Revenues[1]	$29,367	$14,645	$44,012
Other Revenues	7,354	3	7,357
Segment Revenues	36,721	14,648	51,369

Cost of Revenues	19,311	10,585	29,896
Other Cost of Revenues	7,000	—	7,000
General and administrative expenses[2]	3,677	1,214	4,891

Segment profit (loss)	6,733	2,849	9,582

Interest income, net			823
Other income			—

Unallocated amounts:
Other corporate expenses			(1,980)

Income before income taxes			$8,425

Segment assets[3] as of April 30, 2024	$97,408	$13,304
Depreciation and amortization for the year ended April 30, 2024	$166	$4
Capital expenditures for the year ended April 30, 2024	$312	$145

1 Revenue information provided for the land development segment includes certain amounts classified as home sale revenues in the accompanying consolidated statements of operations.

2 General and administrative expenses primarily relate to payroll, employee benefits and professional expenses.

3 Segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities and tax assets.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of April 30, 2025 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9B.          Other Information

During the three months ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non - Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 (a) of Regulation S-K.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Director”, “The Board of Directors and its Committees” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Information about the Company’s Executive Officers.”

The Company has adopted an insider trading policy governing the purchase, sale and other disposition of the Company’s securities by the Company’s directors, officers and employees that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the New York Stock Exchange. A copy of the Insider Trading Policy of the Company is filed as Exhibit 19 to this annual report on Form 10-K. With regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and applicable listing requirements of the New York Stock Exchange.

Item 11.          Executive Compensation

The information set forth under the headings “Compensation of Executive Officers”, “Pay Versus Performance” and “Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)                        1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

●	Management’s Annual Report on Internal Control Over Financial Reporting
●	Report of Independent Registered Public Accounting Firm dated July 25, 2025 – Rosenberg Rich Baker Berman, P.A. (PCAOB ID #89)
●	Report of Independent Registered Public Accounting Firm dated July 23, 2024 – Baker Tilly US, LLP (PCAOB ID #23)
●	Consolidated Balance Sheets – April 30, 2025 and 2024
●	Consolidated Statements of Operations for the Years Ended April 30, 2025 and April 30, 2024
●	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2025 and April 30, 2024
●	Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2025 and April 30, 2024
●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2025 and April 30, 2024
●	Notes to Consolidated Financial Statements

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

AMREP CORPORATION
(Registrant)

Dated: July 25, 2025

	By:	/s/ Adrienne M. Uleau
	Name:	Adrienne M. Uleau
	Title:	Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher V. Vitale Christopher V. Vitale	President, Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2025
/s/ Adrienne M. Uleau Adrienne M. Uleau	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	July 25, 2025
/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 25, 2025
/s/ Robert E. Robotti Robert E. Robotti	Director	July 25, 2025
/s/ Albert V. Russo Albert V. Russo	Director	July 25, 2025

EXHIBIT INDEX
NUMBER	ITEM
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
3.2	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 22, 2024)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed July 25, 2023)
10.1

Loan Agreement, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.2

First Modification Agreement, dated January 25, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc., to Loan Agreement, dated as of February 3, 2021. (Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K filed July 21, 2022)

10.3

Second Modification Agreement, dated April 13, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc., to Loan Agreement, dated as of February 3, 2021. (Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed July 21, 2022)

10.4

Third Modification Agreement, dated August 15, 2022, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.5

Fourth Modification Agreement, dated February 4, 2023, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed July 25, 2023)

10.6

Fifth Modification Agreement, dated February 4, 2024, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2024)

10.7

Sixth Modification Agreement, dated August 16, 2024, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 13, 2024)

10.8

Revolving Line of Credit Promissory Note, dated February 3, 2021, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.9

First Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2022, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.10

Line of Credit Mortgage, Security Agreement and Fixture Filing, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.11

Development Loan Agreement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.12

Non-Revolving Line of Credit Promissory Note, dated June 24, 2021, by Wymont LLC in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.13

Mortgage, Security Agreement and Financing Statement, dated as of June 24, 2021, between BOKF, NA dba Bank of Albuquerque and Wymont LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

10.14

Guaranty Agreement, dated as of June 24, 2021, made by AMREP Southwest Inc. for the benefit of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 25, 2021)

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

10.19	(a)

Stock Option Grant, dated as of November 1, 2021, delivered by AMREP Corporation to Christopher V. Vitale. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

16.1		Letter, dated July 25, 2024, from Baker Tilly US, LLP. (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed July 25, 2024)
19	(b)	Insider Trading Policy of AMREP Corporation.
21	(b)	Subsidiaries of Registrant.
23.1	(b)	Consent of Rosenberg Rich Baker Berman, P.A.
23.2	(b)	Consent of Baker Tilly US, LLP.
31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
97		Incentive-Based Compensation Recovery Policy, effective September 7, 2023 (Incorporated by reference to Exhibit 97 to Registrant’s Annual Report on Form 10-K filed July 23, 2024)
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(a)  Management contract or compensatory plan or arrangement in which directors or officers participate.

(b)  Filed herewith.