Form 10-Q
period 2025-07-31
AMREP CORP.
filed 2025-09-09
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 5, 2025 – 5,305,949.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	July 31,	April 30,
	2025	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$48,938	$39,466
Restricted cash	486	455
Real estate inventory	64,782	66,750
Investment assets, net	15,910	14,880
Other assets	3,168	2,939
Income taxes receivable, net	84	317
Deferred income taxes, net	7,292	8,969
TOTAL ASSETS	$140,660	$133,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$5,906	$3,789
Notes payable	25	26
TOTAL LIABILITIES	5,931	3,815

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,305,949 at July 31, 2025 and 5,287,449 at April 30, 2025	531	528
Capital contributed in excess of par value	33,482	33,409
Retained earnings	100,716	96,024
TOTAL SHAREHOLDERS’ EQUITY	134,729	129,961
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,660	$133,776

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended July 31, 2025 and 2024

(Amounts in thousands, except per share amounts)

	Three Months ended July 31,
	2025	2024
REVENUES:
Land sale revenues	$7,494	$9,349
Home sale revenues	9,570	8,992
Other revenues	787	750
Total revenues	17,851	19,091

COSTS AND EXPENSES:
Land sale cost of revenues, net	2,352	4,909
Home sale cost of revenues	7,180	7,245
Other cost of revenues	326	314
General and administrative expenses	1,847	1,631
Total costs and expenses	11,705	14,099
Operating income	6,146	4,992

Interest income, net	456	281
Income before income taxes	6,602	5,273

Provision for income taxes	1,910	1,209
Net income	$4,692	$4,064

Earnings per share – basic	$0.88	$0.77
Earnings per share – diluted	$0.87	$0.76
Weighted average number of common shares outstanding – basic	5,326	5,309
Weighted average number of common shares outstanding – diluted	5,375	5,353

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended July 31, 2025 and 2024

(Amounts in thousands)

	Three Months ended
	July 31,
	2025	2024
Net income	$4,692	$4,064
Other comprehensive income	—	—
Total comprehensive income	$4,692	$4,064

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended July 31, 2025 and 2024

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income	Total
Balance, May 1, 2025	5,287	$528	$33,409	$96,024	$—	$129,961
Issuance of restricted common stock	19	3	—	—	—	3
Stock compensation expense	—	—	60	—	—	60
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Net income	—	—	—	4,692	—	4,692
Balance, July 31, 2025	5,306	$531	$33,482	$100,716	$—	$134,729

Balance, May 1, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	—	44	—	—	44
Compensation related to issuance of option to purchase common stock	—	—	13	—	—	13
Net income	—	—	—	4,064	—	4,064
Balance, July 31, 2024	5,287	$526	$33,043	$87,372	$1,230	$122,171

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended July 31, 2025 and 2024

(Amounts in thousands)

	Three Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,692	$4,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78	48
Non-cash credits and charges:
Stock-based compensation	100	89
Deferred income tax provision	1,677	980
Changes in assets and liabilities:
Real estate inventory	1,968	5,700
Investment assets, net	(1,030)	(488)
Other assets	(297)	221
Accounts payable and accrued expenses	2,104	(309)
Income taxes receivable, net	233	386
Net cash provided by operating activities	9,525	10,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(20)	(34)
Net cash used in investing activities	(20)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(2)	(1)
Net cash used in financing activities	(2)	(1)

Increase in cash, cash equivalents and restricted cash	9,503	10,656
Cash, cash equivalents and restricted cash, beginning of period	39,921	30,241
Cash, cash equivalents and restricted cash, end of period	$49,424	$40,897

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$—	$127

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2025 and 2024

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair statement of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2026 and 2025 are to the fiscal years ending April 30, 2026 and 2025.

The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2025, which was filed with the SEC on July 25, 2025 (the “2025 Form 10-K”). The significant accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the 2025 Form 10-K.

Other than as provided in Note 1 to the consolidated financial statements contained in the 2025 Form 10-K, there are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its unaudited condensed consolidated financial statements.

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	July 31,	April 30,
	2025	2025
Land inventory	$51,127	$50,030
Homebuilding model and completed inventory	10,120	13,090
Homebuilding construction in process	3,535	3,630
Total	$64,782	$66,750

Refer to Note 2 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding real estate inventory. No interest was capitalized in real estate inventory for the three months ended July 31, 2025 or July 31, 2024. Loan costs and real estate taxes capitalized in real estate inventory were $11,000 and $29,000 for the three months ended July 31, 2025 and July 31, 2024.

(3)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	July 31,	April 30,
	2025	2025
Land held for long-term investment	$8,507	$8,843
Owned real estate leased or intended to be leased	7,612	6,207
Less accumulated depreciation	(209)	(170)
Owned real estate leased or intended to be leased, net	7,403	6,037
Total	$15,910	$14,880

Refer to Note 3 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding investment assets. As of July 31, 2025, the Company leased 27 homes to residential tenants. As of April 30, 2025, the Company leased 21 homes to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $39,000 and $24,000 for the three months ended July 31, 2025 and July 31, 2024.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	July 31,	April 30,
	2025	2025
Prepaid expenses	$704	$470
Miscellaneous assets	296	283
Property	2,078	2,060
Equipment	569	567
Less accumulated depreciation of property and equipment	(479)	(441)
Property and equipment, net	2,168	2,186
Total	$3,168	$2,939

Prepaid expenses as of July 31, 2025 primarily consist of land development cash collateralized performance guaranties and insurance. Prepaid expenses as of April 30, 2025 primarily consist of land development cash collateralized performance guaranties and insurance. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $7,000 and $7,000 for the three months ended July 31, 2025 and July 31, 2024. Depreciation expense associated with property and equipment was $39,000 and $24,000 for the three months ended July 31, 2025 and July 31, 2024.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	July 31,	April 30,
	2025	2025
Land development and homebuilding operations
Accrued expenses	$1,479	$1,083
Trade payables	3,006	1,305
Customer deposits	780	833
	5,265	3,221
Corporate operations	641	568
Total	$5,906	$3,789

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of July 31, 2025 (dollars in thousands):

		Principal Amount
		Available for	Outstanding Principal
		New Borrowings	Amount
		July 31,	July 31,	April 30,
Loan Identifier	Lender	2025	2025	2025
Revolving Line of Credit	BOKF	$3,688	$—	$—
Equipment Financing	DC	—	25	26
Total		$3,688	$25	$26

	July 31, 2025
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	7.49%	$1,721	August 2028
Equipment Financing	2.35%	25	June 2028

	Principal Repayments		Capitalized Interest and Fees
	Three Months Ended		Three Months Ended
	July 31,		July 31,
Loan Identifier	2025	2024	2025	2024
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	2	1	—	—
Total	$2	$1	$—	$—

As of July 31, 2025, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2025 Form 10-K for detail about the above notes payable.

As of July 31, 2025, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the loan reserves and credit card reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to July 31, 2025 (in thousands):

Fiscal Year	Scheduled Payments
2026	$6
2027	9
2028	9
2029	1
Total	$25

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Three Months Ended
	July 31,
	2025	2024
Landscaping revenues	$541	$621
Miscellaneous other revenues	246	129
Total	$787	$750

Refer to Note 7 to the consolidated financial statements contained in the 2025 Form 10-K for detail about the categories of other revenues.

Miscellaneous other revenues for the three months ended July 31, 2025 primarily consist of management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for the three months ended July 31, 2024 primarily consist of extension fees for purchase contracts and residential rental revenues.

Major customers. A substantial majority of land sale revenues was received from three customers during the three months ended July 31, 2025 and three customers during the three months ended July 31, 2024. Other than receivables for immaterial amounts (if any), there were no outstanding receivables from these customers as of July 31, 2025 or July 31, 2024. There was one customer that contributed in excess of 10% of the Company’s revenues for the three months ended July 31, 2025. The revenues from this customer for the three months ended July 31, 2025 were $2,524,000, with this revenue being reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended July 31, 2024. The revenues from each such customer for the three months ended July 31, 2024 were as follows: $6,036,000 and $1,935,000, with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended
	July 31,
	2025	2024
Land sale cost of revenues	$3,125	$7,146
Less:
Public improvement district reimbursements	(305)	(812)
Private infrastructure covenant reimbursements	(101)	(242)
Payments for impact fee credits	(367)	(1,183)
Land sale cost of revenues, net	$2,352	$4,909

Refer to Note 8 to the consolidated financial statements contained in the 2025 Form 10-K for detail about land sale cost of revenues, net.

Home sale cost of revenues includes costs for residential homes that were sold.

Other cost of revenues for each of the three months ended July 31, 2025 and July 31, 2024 consists of the cost of goods sold for landscaping services.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended
	July 31,
	2025	2024
Land development	$988	$908
Homebuilding	447	390
Corporate	412	333
Total	$1,847	$1,631

(10)          BENEFIT PLANS

401(k). Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s 401(k) plan. The Company accrued $31,000 and $41,000 during the three months ended July 31, 2025 and July 31, 2024 for its 401(k) employer contribution.

Equity compensation plan. Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the three months ended July 31, 2025 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2025	31,942
Granted during the three months ended July 31, 2025	18,500
Vested during the three months ended July 31, 2025	(15,715)
Forfeited during the three months ended July 31, 2025	—
Non-vested as of July 31, 2025	34,727

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $64,000 and $53,000 for the three months ended July 31, 2025 and July 31, 2024. As of July 31, 2025, there was $569,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the option to purchase 50,000 shares of common stock of the Company under the Equity Plan. As of July 31, 2025, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $13,000 and $13,000 for the three months ended July 31, 2025 and July 31, 2024. As of July 31, 2025 and July 31, 2024, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $23,000 for each of the three months ended July 31, 2025 and July 31, 2024. As of July 31, 2025, there was $53,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2025. As of July 31, 2024, there was $53,000 of accrued compensation expense related to the deferred common share units issued in December 2024.

(11) COMMITMENTS AND CONTINGENCIES

Refer to Note 13 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s warranty reserves, security for performance obligations and litigation.

Warranty Reserves. Changes in warranty reserves were as follows (in thousands):

	Three Months Ended
	July 31,
	2025	2024
Balance at beginning of period	$259	$174
Warranty issued during period	49	45
Change in pre-existing reserves	—	—
Warranty expenditures during period	(5)	(4)
Balance at end of period	$303	$215

Security for Performance Obligations. As of July 31, 2025, the Company had loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company.

Litigation. The Company has not accrued any amounts related to litigation matters as of July 31, 2025.

(12) EARNINGS PER SHARE

Earnings per share – basic is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the period includes shares issuable upon settlement of deferred stock units but does not include unvested shares of restricted common stock or shares issuable upon the exercise of stock options. The components of earnings per share – basic are as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	July 31,
	2025	2024
Numerator:
Net income	$4,692	$4,064

Denominator:
Weighted average number of common shares outstanding – basic	5,326	5,309

Earnings per share – basic	$0.88	$0.77

Earnings per share – diluted is calculated by dividing net income by the sum of (1) the weighted average number of common shares outstanding during the period plus (2) the dilutive effects of unvested shares of restricted common stock, shares issuable upon the exercise of stock options that are in-the-money and other potentially dilutive instruments. The components of earnings per share – diluted are as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	July 31,
	2025	2024
Numerator:
Net income	$4,692	$4,064
Denominator:
Weighted average number of common shares outstanding – basic	5,326	5,309
Dilutive effect of unvested shares of restricted common stock	31	29
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	18	15
Weighted average number of common shares outstanding – diluted	5,375	5,353

Earnings per share – diluted	$0.87	$0.76

(13)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

Refer to Note 15 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s operations in different industry segments.

The following table sets forth summarized data relative to the industry segments in which the Company operated for the three months ended July 31, 2025 (in thousands):

For the Three Months Ended	Land
July 31, 2025	Development	Homebuilding	Consolidated
Revenues[1]	$8,935	$8,129	$17,064
Other Revenues	766	21	787
Segment Revenues	9,701	8,150	17,851
Cost of Revenues	3,580	5,952	9,532
Other Cost of Revenues	326	—	326
General and administrative expenses[2]	988	447	1,435
Segment profit (loss)	4,807	1,751	6,558

Interest income, net			456
Other income			—

Unallocated amounts:
Other corporate general and administrative expenses			(412)
Income before income taxes			$6,602

Segment assets[3]
as of July 31, 2025	$115,518	$23,172
Depreciation and amortization
for the three months ended July 31, 2025	$68	$10
Capital expenditures
for the three months ended July 31, 2025	$3	$17

1 Revenue information provided for the land development segment includes certain amounts classified as home sale revenues in the accompanying condensed consolidated statements of operations.

2 General and administrative expenses primarily relate to payroll, employee benefits and professional expenses.

3 Segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities and tax assets.

The following table sets forth summarized data relative to the industry segments in which the Company operated for the three months ended July 31, 2024 (in thousands):

For the Three Months Ended	Land
July 31, 2024	Development	Homebuilding	Consolidated
Revenues[4]	$10,667	$7,674	$18,341
Other Revenues	740	4	744
Segment Revenues	11,407	7,678	19,085
Cost of Revenues	6,138	6,017	12,155
Other Cost of Revenues	314	—	314
General and administrative expenses[5]	908	390	1,298
Segment profit (loss)	4,047	1,271	5,318

Interest income, net			281
Other income			—

Unallocated amounts:
Other corporate general and administrative expenses			(326)
Income before income taxes			$5,273

Segment assets[6]
as of July 31, 2024	$100,886	$14,183
Depreciation and amortization
for the three months ended July 31, 2024	$46	$2
Capital expenditures
for the three months ended July 31, 2024	$25	$9

4 Revenue information provided for the land development segment includes certain amounts classified as home sale revenues in the accompanying condensed consolidated statements of operations.

5 General and administrative expenses primarily relate to payroll, employee benefits and professional expenses.

6 Segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities and tax assets.

(14)         SUBSEQUENT EVENTS

Refer to Note 6 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Loan Agreement (the “Loan Agreement”) entered into between BOKF, NA dba Bank of Albuquerque (“BOKF”) and AMREP Southwest Inc. (“ASW”), a subsidiary of AMREP Corporation, in which BOKF agrees to lend up to $5,750,000 to ASW on a revolving line of credit basis for general corporate purposes.

In August 2025, ASW and BOKF entered into the Seventh Modification Agreement to the Loan Agreement and ASW entered into the Second Amended and Restated Revolving Line of Credit Promissory Note in favor of BOKF. These documents resulted in the following changes to the revolving line of credit financing facility: (1) the scheduled maturity date of the loan was changed to August 15, 2028 and (2) the maximum amount available for borrowing increased by $750,000 to a new total maximum amount of $6,500,000. ASW incurred customary costs and expenses and paid certain fees to BOKF in connection with the amendment of the revolving line of credit financing facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. Unless the context otherwise indicates, all references to the Company in this quarterly report on Form 10-Q include the Company and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s unaudited condensed consolidated results of operations and financial condition. The information contained in this Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2025, which was filed with the Securities and Exchange Commission on July 25, 2025 (the “2025 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2026 and 2025 are to the fiscal years ending April 30, 2026 and 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2025 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2025 Form 10-K. The preparation of the unaudited condensed consolidated financial statements included in this report on Form 10-Q required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2025 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2025 Form 10-K and in the notes to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the three months ended July 31, 2025 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2025, the Company had net income of $4,692,000, or $0.87 per diluted share, compared to net income of $4,064,000, or $0.76 per diluted share, for the three months ended July 31, 2024.

Except as described herein, there have been no material changes to the Company’s commentary on market conditions and outlook and the Company’s response thereto as reflected in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months Ended July 31,		Increase
	2025	2024	(decrease)
Land sale revenues	$7,494	$9,349	$(1,855)	(20)%
Home sale revenues	9,570	8,992	578	6%
Other revenues	787	750	37	5%
Total	$17,851	$19,091	(1,240)	(6)%

●	The change in land sale revenues for the three months ended July 31, 2025 compared to the prior period was primarily due to a decrease in revenues from the sale of developed residential land offset in part by an increase in revenues from the sale of undeveloped land. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months Ended July 31, 2025			Three Months Ended July 31, 2024
	Acres Sold	Revenues	Revenue Per Acre[7]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	5.6	$4,227	$755	11.9	$9,185	$773
Commercial	3.3	1,000	303	—	—	—
Total Developed	8.9	5,227	587	11.9	9,185	773
Undeveloped	486.1	2,267	5	18.1	164	9
Total	495.0	$7,494	15	30.0	$9,349	312

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three months ended July 31, 2025 compared to the prior period were primarily due to the location and mix of land sold.

●	The change in home sale revenues for the three months ended July 31, 2025 compared to the prior period was primarily due to an increase in the number of homes sold. The change in average selling prices for the three months ended July 31, 2025 compared to the prior period was primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended July 31,
	2025	2024
Homes sold	22	21
Average selling price	$434	$428

As of July 31, 2025, the Company had 62 homes in production, including 24 homes under contract, which homes under contract represented $11,508,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of July 31, 2024, the Company had 64 homes in production, including 17 homes under contract, which homes under contract represented $7,852,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

7 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

●	Other revenues consist of (in thousands):

	Three Months Ended July 31,
	2025	2024
Landscaping revenues	561	621
Miscellaneous other revenues	226	129
Total	$787	$750

Miscellaneous other revenues for the three months ended July 31, 2025 primarily consist of management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for the three months ended July 31, 2024 primarily consist of extension fees for purchase contracts and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months Ended July 31,		Increase
	2025	2024	(decrease)
Land sale cost of revenues, net	$2,352	$4,909	$(2,557)	(52)%
Home sale cost of revenues	7,180	7,245	(65)	(1)%
Other cost of revenues	326	314	12	4%
Total	$9,858	$12,468	(2,610)	(21)%

●	Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended July 31,
	2025	2024
Land sale cost of revenues	$3,125	$7,146
Less:
Public improvement district reimbursements	(305)	(812)
Private infrastructure covenant reimbursements	(101)	(242)
Payments for impact fee credits	(367)	(1,183)
Land sale cost of revenues, net	$2,352	$4,909

Land sale gross margins were 69% for the three months ended July 31, 2025 compared to 48% for the three months ended July 31, 2024. The change in gross margin was primarily due to changes in public improvement district reimbursements, private infrastructure covenant reimbursements and payments for impact fee credits, the location, size and mix of property sold and the demand for lots by builders resulting in higher revenue per developed lot.

●	The change in home sale cost of revenues for the three months ended July 31, 2025 compared to the prior period was primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 25% for the three months ended July 31, 2025 compared to 19% for the three months ended July 31, 2024. The change in gross margin for the three months ended July 31, 2025 compared to the prior period was primarily due to the location, size and mix of homes sold offset in part by increases in the amount of sales incentives to homebuyers and increases in the prices of building materials and skilled labor.
●	Other cost of revenues for each of the three months ended July 31, 2025 and July 31, 2024 consists of the cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months Ended July 31,		Increase
	2025	2024	(decrease)
Land development	$988	$908	$80	9%
Homebuilding	447	390	57	15%
Corporate	412	333	79	24%
Total	$1,847	$1,631	216	13%

●	The change in land development general and administrative expenses for the three months ended July 31, 2025 compared to the prior period was primarily due to an increase in real estate taxes.
●	The change in homebuilding general and administrative expenses for the three months ended July 31, 2025 compared to the prior period was primarily due to an increase in marketing expenses, compensation expense, real estate taxes and depreciation.
●	The change in corporate general and administrative expenses for the three months ended July 31, 2025 compared to the prior period was primarily due to an increase in compensation expense and professional services.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three months ended July 31, 2025 or July 31, 2024. Changes in economic and other market conditions may adversely impact the fair market value of the Company’s real estate inventory or investment assets, which could lead to impairment charges in future periods.

Interest Income, net. Interest income, net was $456,000 and $281,000 for the three months ended July 31, 2025 and July 31, 2024. There were no interest or loan costs capitalized in real estate inventory in the three months ended July 31, 2025 and July 31, 2024.

Income Taxes. The Company had a provision for income taxes of $1,910,000 and $1,209,000 for the three months ended July 31, 2025 and July 31, 2024 related to the amount of income before income taxes during each period.

LIQUIDITY AND CAPITAL RESOURCES

Except as described herein, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

The Company had cash, cash equivalents and restricted cash as follows (dollars in thousands):

	July 31,	April 30,
	2025	2025	Increase (decrease)
Cash	$14,807	$10,651	$4,156	39%
U.S. Government Securities	34,131	28,815	5,316	18%
Restricted Cash	486	455	31	7%
Total	$49,424	$39,921	9,503	24%

Cash Flow. The following presents information on cash flows (in thousands):

	Three Months Ended July 31,
	2025	2024
Net cash provided by (used in) operating activities	$9,525	$10,691
Net cash provided by (used in) investing activities	(20)	(34)
Net cash provided by (used in) financing activities	(2)	(1)
Increase in cash and cash equivalents	$9,503	$10,656

The net cash provided by operating activities for the three months ended July 31, 2025 was primarily due to cash generated from business operations and a reduction in real estate inventory and an increase in accounts payable and accrued expenses offset in part by an increase in investment assets, net and other assets. The net cash provided by operating activities for the three months ended July 31, 2024 was primarily due to cash generated from business operations and a reduction in real estate inventory and other assets offset in part by an increase in investment assets, net and a reduction in accounts payable and accrued expenses.

Notes payable decreased from $26,000 as of April 30, 2025 to $25,000 as of July 31, 2025 due to principal debt repayments. Refer to Notes 6 and 14 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	July 31,	April 30,	Increase
	2025	2025	(decrease)
Real estate inventory	$64,782	$66,750	$(1,968)	(3)%
Investment assets, net	15,910	14,880	1,030	7%
Other assets	3,168	2,939	229	8%
Deferred income taxes, net	7,292	8,969	(1,677)	(19)%
Accounts payable and accrued expenses	5,906	3,789	2,117	56%
Income taxes receivable, net	84	317	(233)	(74)%

●	Real estate inventory consists of (dollars in thousands):

	July 31,	April 30,	Increase
	2025	2025	(decrease)
Land inventory	$51,127	$50,030	$1,097	2%
Homebuilding model and completed inventory	10,120	13,090	(2,970)	(23)%
Homebuilding construction in process	3,535	3,630	(95)	(3)%
Total	$64,782	$66,750

From April 30, 2025 to July 31, 2025, the change in land inventory was primarily due to the sale of land offset in part by land development activity, the change in homebuilding model and completed inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction.

●	Investment assets, net consist of (dollars in thousands):

	July 31,	April 30,	Increase
	2025	2025	(decrease)
Land held for long-term investment	$8,507	$8,843	$(336)	(4)%
Owned real estate leased or intended to be leased	7,612	6,207	1,405	23%
Less accumulated depreciation	(209)	(170)	(39)	(23)%
Owned real estate leased or intended to be leased, net	7,403	6,037	1,366	23%
Total	$15,910	$14,880

As of July 31, 2025, the Company leased 27 homes to residential tenants. As of April 30, 2025, the Company leased 21 homes to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $39,000 and $24,000 for the three months ended July 31, 2025 and July 31, 2024.

●	From April 30, 2025 to July 31, 2025:
o	The change in other assets was primarily due to an increase in prepaid expenses related to insurance.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes for the three months ended July 31, 2025.
o	The change in accounts payable and accrued expenses was primarily due to an increase in trade payables and accrued expenses.
o	The change in income taxes receivable, net was primarily due to the accrual of income taxes payable.

Off-Balance Sheet Arrangements. As of July 31, 2025 and July 31, 2024, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in the 2025 Form 10-K and Note 1 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) estimates of the Company’s exposure to warranty claims and liabilities for litigation and legal claims, estimates of the cost to complete of common land development costs and the estimated relative sales values of individual parcels of land in connection with the allocation of common land development costs, (4) the adequacy of warranty reserves to cover the ultimate resolution of any potential liabilities associated with warranty claims, (5) the conditions resulting in homebuyer affordability challenges, (6) the amount of land sale revenues during 2025 and 2026, (7) the backlog of homes under contract and in production and the dollar amount of expected sale revenues when such homes are closed, (8) the categorization of owned real estate leased or intended to be leased, (9) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (10) the future issuance of deferred stock units to directors of the Company, (11) the dilution to earnings per share that unvested shares of restricted common stock or shares issuable upon the exercise of stock options may cause in the future and (12) the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of July 31, 2025 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1

Seventh Modification Agreement, dated as of August 15, 2025, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 19, 2025)

10.2

Second Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2025, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 19, 2025)

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

Date: September 9, 2025	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Seventh Modification Agreement, dated as of August 15, 2025, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 19, 2025)

10.2

Second Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2025, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 19, 2025)

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