Form 10-Q
period 2025-10-31
AMREP CORP.
filed 2025-12-12
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at December 10, 2025 – 5,305,199.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	October 31,	April 30,
	2025	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$44,620	$39,466
Restricted cash	491	455
Real estate inventory	68,584	66,750
Investment assets, net	16,362	14,880
Other assets	3,046	2,939
Income taxes receivable, net	—	317
Deferred income taxes, net	7,030	8,969
TOTAL ASSETS	$140,133	$133,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$4,052	$3,789
Income taxes payable, net	30	—
Notes payable	23	26
TOTAL LIABILITIES	4,105	3,815

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,305,199 at October 31, 2025 and 5,287,449 at April 30, 2025	531	528
Capital contributed in excess of par value	33,581	33,409
Retained earnings	101,916	96,024
TOTAL SHAREHOLDERS’ EQUITY	136,028	129,961
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,133	$133,776

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Six Months Ended October 31, 2025 and 2024

(Amounts in thousands, except per share amounts)

	Three Months ended October 31,		Six Months ended October 31,
	2025	2024	2025	2024
REVENUES:
Land sale revenues	$825	$5,857	$8,319	$15,206
Home sale revenues	7,725	5,334	17,296	14,326
Other revenues	848	715	1,635	1,465
Total revenues	9,398	11,906	27,250	30,997

COSTS AND EXPENSES:
Land sale cost of revenues, net	168	2,326	2,521	7,235
Home sale cost of revenues	5,831	4,277	13,012	11,522
Other cost of revenues	324	334	648	648
General and administrative expenses	1,956	1,825	3,804	3,456
Total costs and expenses	8,279	8,762	19,985	22,861
Operating income	1,119	3,144	7,265	8,136

Interest income, net	459	576	915	857
Income before income taxes	1,578	3,720	8,180	8,993

Benefit (provision) for income taxes	(378)	322	(2,288)	(887)
Net income	$1,200	$4,042	$5,892	$8,106

Earnings per share – basic	$0.22	$0.76	$1.11	$1.53
Earnings per share – diluted	$0.22	$0.75	$1.09	$1.51
Weighted average number of common shares outstanding – basic	5,338	5,320	5,332	5,314
Weighted average number of common shares outstanding – diluted	5,392	5,374	5,385	5,367

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended October 31, 2025 and 2024

(Amounts in thousands)

	Three Months ended		Six Months ended
	October 31,		October 31,
	2025	2024	2025	2024

Net income	$1,200	$4,042	$5,892	$8,106
Other comprehensive income, net of tax:
Reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes	—	(1,230)	—	(1,230)

Decrease in pension liability	—	—	—	—
Income tax effect	—	—	—	—
Decrease in pension liability, net of tax	—	—	—	—
Other comprehensive income	—	(1,230)	—	(1,230)
Total comprehensive income	$1,200	$2,812	$5,892	$6,876

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Six Months Ended October 31, 2025 and 2024

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income	Total
Balance, August 1, 2024	5,287	$526	$33,043	$87,372	$1,230	$122,171
Stock compensation expense	—	1	80	—	—	81
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Net income	—	—	—	4,042	—	4,042
Other comprehensive income	—	—	—	—	(1,230)	(1,230)
Balance, October 31, 2024	5,287	$527	$33,135	$91,414	$—	$125,076

Balance, August 1, 2025	5,306	$531	$33,482	$100,716	$—	$134,729
Stock compensation expense	—	—	87	—	—	87
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Net income	—	—	—	1,200	—	1,200
Balance, October 31, 2025	5,306	$531	$33,581	$101,916	$—	$136,028

Balance, May 1, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	1	124	—	—	125
Compensation related to issuance of option to purchase common stock	—	—	25	—	—	25
Net income	—	—	—	8,106	—	8,106
Other comprehensive income	—	—	—	—	(1,230)	(1,230)
Balance, October 31, 2024	5,287	$527	$33,135	$91,414	$—	$125,076

Balance, May 1, 2025	5,287	$528	$33,409	$96,024	$—	$129,961
Issuance of restricted common stock	19	3	—	—	—	3
Stock compensation expense	—	—	147	—	—	147
Compensation related to issuance of option to purchase common stock	—	—	25	—	—	25
Net income	—	—	—	5,892	—	5,892
Balance, October 31, 2025	5,306	$531	$33,581	$101,916	$—	$136,028

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended October 31, 2025 and 2024

(Amounts in thousands)

	Six Months Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,892	$8,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	160	96
Non-cash credits and charges:
Stock-based compensation	219	209
Deferred income tax provision	1,939	441
Changes in assets and liabilities:
Real estate inventory	(1,746)	2,628
Investment assets, net	(1,570)	(469)
Other assets	(217)	253
Accounts payable and accrued expenses	249	(1,344)
Income taxes (payable) receivable, net	347	589
Net cash provided by operating activities	5,273	10,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures of property and equipment	(80)	(120)
Net cash used in investing activities	(80)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(3)	(3)
Net cash used in financing activities	(3)	(3)

Increase in cash, cash equivalents and restricted cash	5,190	10,386
Cash, cash equivalents and restricted cash, beginning of period	39,921	30,241
Cash, cash equivalents and restricted cash, end of period	$45,111	$40,627

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$—	$157

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2025 and 2024

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

(2)         REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	October 31,	April 30,
	2025	2025
Land inventory	$56,433	$50,030
Homebuilding model and completed inventory	8,155	13,090
Homebuilding construction in process	3,996	3,630
Total	$68,584	$66,750

Refer to Note 2 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding real estate inventory. No interest or loan costs were capitalized in real estate inventory for the three or six months ended October 31, 2025 or October 31, 2024. Real estate taxes capitalized in real estate inventory were $22,000 and $34,000 for the three and six months ended October 31, 2025 and $17,000 and $46,000 for the three and six months ended October 31, 2024.

(3)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	October 31,	April 30,
	2025	2025
Land held for long-term investment	$8,502	$8,843
Owned real estate leased or intended to be leased	8,118	6,207
Less accumulated depreciation	(258)	(170)
Owned real estate leased or intended to be leased, net	7,860	6,037
Total	$16,362	$14,880

Refer to Note 3 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding investment assets. As of October 31, 2025, the Company leased 28 homes to residential tenants. As of April 30, 2025, the Company leased 21 homes to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $49,000 and $88,000 for the three and six months ended October 31, 2025 and $24,000 and $48,000 for the three and six months ended October 31, 2024.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	October 31,	April 30,
	2025	2025
Prepaid expenses	$519	$470
Miscellaneous assets	332	283
Property	2,138	2,060
Equipment	569	567
Less accumulated depreciation of property and equipment	(512)	(441)
Property and equipment, net	2,195	2,186
Total	$3,046	$2,939

Prepaid expenses as of October 31, 2025 primarily consist of land development cash collateralized performance guaranties and insurance. Prepaid expenses as of April 30, 2025 primarily consist of land development cash collateralized performance guaranties and insurance. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $7,000 and $14,000 for the three and six months ended October 31, 2025 and $7,000 and $14,000 for the three and six months ended October 31, 2024. Depreciation expense associated with property and equipment was $33,000 and $72,000 for the three and six months ended October 31, 2025 and $24,000 and $48,000 for the three and six months ended October 31, 2024.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	October 31,	April 30,
	2025	2025
Land development and homebuilding operations
Accrued expenses	$1,645	$1,083
Trade payables	1,242	1,305
Customer deposits	744	833
	3,631	3,221
Corporate operations	421	568
Total	$4,052	$3,789

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of October 31, 2025 (dollars in thousands):

		Principal Amount
		Available for	Outstanding Principal
		New Borrowings	Amount
		October 31,	October 31,	April 30,
Loan Identifier	Lender	2025	2025	2025
Revolving Line of Credit	BOKF	$4,438	$—	$—
Equipment Financing	DC	—	23	26
Total		$4,438	$23	$26

	October 31, 2025
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	7.18%	$1,721	August 2028
Equipment Financing	2.35%	23	June 2028

	Principal Repayments
	Three Months Ended		Six Months Ended
	October 31,		October 31,
Loan Identifier	2025	2024	2025	2024
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	2	2	3	3
Total	$2	$2	$3	$3

There were no capitalized interest and fees for the three and six months ended October 31, 2025 and October 31, 2024 for the Company’s notes payable in effect as of October 31, 2025. As of October 31, 2025, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2025 Form 10-K for detail about the above notes payable.

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

As of October 31, 2025, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the loan reserves and credit card reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to October 31, 2025 (in thousands):

Fiscal Year	Scheduled Payments
2026	$4
2027	9
2028	9
2029	1
Total	$23

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Landscaping revenues	$565	$482	$1,106	$1,103
Miscellaneous other revenues	283	233	529	362
Total	$848	$715	$1,635	$1,465

Refer to Note 7 to the consolidated financial statements contained in the 2025 Form 10-K for detail about the categories of other revenues.

Miscellaneous other revenues for the three and six months ended October 31, 2025 primarily consist of management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for the three and six months ended October 31, 2024 primarily consist of extension fees for purchase contracts and residential rental revenues.

Major customers:

●	Substantially all of the land sale revenues were received from one customer and two customers for the three and six months ended October 31, 2025 and three customers and four customers for the three and six months ended October 31, 2024. Other than receivables for immaterial amounts, there were no outstanding receivables from these customers as of October 31, 2025 or October 31, 2024.
●	There were no customers that contributed in excess of 10% of the Company’s revenues for the three months ended October 31, 2025. There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended October 31, 2024. The revenues for such customers for the three months ended October 31, 2024 were as follows: $2,224,000 and $2,502,000, with this revenue reported in the Company’s land development business segment.
●	There were no customers that contributed in excess of 10% of the Company’s revenues for the six months ended October 31, 2025. There were two customers that each contributed in excess of 10% of the Company’s revenues for the six months ended October 31, 2024. The revenues from such customers for the six months ended October 31, 2024 were as follows: $4,159,000 and $6,036,000, with this revenue reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Land sale cost of revenues	$543	$2,745	$3,668	$9,891
Less:
Public improvement district reimbursements	(192)	—	(497)	(814)
Private infrastructure covenant reimbursements	(124)	(131)	(225)	(373)
Payments for impact fee credits	(59)	(288)	(425)	(1,469)
Land sale cost of revenues, net	$168	$2,326	$2,521	$7,235

Refer to Note 8 to the consolidated financial statements contained in the 2025 Form 10-K for detail about land sale cost of revenues, net.

Home sale cost of revenues includes costs for residential homes that were sold.

Other cost of revenues for the three and six months ended October 31, 2025 and October 31, 2024 consists of the cost of goods sold for landscaping services.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Land development	$1,042	$987	$2,030	$1,895
Homebuilding	479	417	926	807
Corporate	435	421	848	754
Total	$1,956	$1,825	$3,804	$3,456

(10)          BENEFIT PLANS

401(k). Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s 401(k) plan. For its 401(k) employer contribution, the Company accrued $36,000 and $67,000 for the three and six months ended October 31, 2025 and $41,000 and $63,000 for the three and six months ended October 31, 2024.

Equity compensation plan. Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the six months ended October 31, 2025 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2025	31,942
Granted during the six months ended October 31, 2025	18,500
Vested during the six months ended October 31, 2025	(15,715)
Forfeited during the six months ended October 31, 2025	(750)
Non-vested as of October 31, 2025	33,977

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $85,000 and $149,000 for the three and six months ended October 31, 2025 and $86,000 and $139,000 for the three and six months ended October 31, 2024. As of October 31, 2025, there was $454,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the option to purchase 50,000 shares of common stock of the Company under the Equity Plan. As of October 31, 2025, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $12,000 and $25,000 for the three and six months ended October 31, 2025 and $12,000 and $25,000 for the three and six months ended October 31, 2024. As of October 31, 2025 and October 31, 2024, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $22,000 and $45,000 for the three and six months ended October 31, 2025 and $22,000 and $45,000 for the three and six months ended October 31, 2024. As of October 31, 2025, there was $75,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2025. As of October 31, 2024, there was $75,000 of accrued compensation expense related to the deferred common share units issued in December 2024.

Pension Plan. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income were reclassified to a benefit for income taxes during the three months ended October 31, 2024. Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding accumulated other comprehensive income.

(11) COMMITMENTS AND CONTINGENCIES

Refer to Note 13 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s warranty reserves, security for performance obligations and litigation.

Warranty Reserves. Changes in warranty reserves were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Balance at beginning of period	$303	$215	$259	$174
Warranty issued during period	40	25	91	70
Change in pre-existing reserves	—	—	—	—
Warranty expenditures during period	(3)	(6)	(10)	(10)
Balance at end of period	$340	$234	$340	$234

Security for Performance Obligations. As of October 31, 2025, the Company had loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company.

Litigation. The Company has not accrued any amounts related to litigation matters as of October 31, 2025.

(12) EARNINGS PER SHARE

Refer to Note 14 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the calculation of earnings per share – basic and earnings per share – diluted.

The components of earnings per share – basic are as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Numerator:
Net income	$1,200	$4,042	$5,892	$8,106

Denominator:
Weighted average number of common shares outstanding – basic	5,338	5,320	5,332	5,314

Earnings per share – basic	$0.22	$0.76	$1.11	$1.53

The components of earnings per share – diluted are as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Numerator:
Net income	$1,200	$4,042	$5,892	$8,106
Denominator:
Weighted average number of common shares outstanding – basic	5,338	5,320	5,332	5,314
Dilutive effect of unvested shares of restricted common stock	53	32	34	16
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	1	22	19	37
Weighted average number of common shares outstanding – diluted	5,392	5,374	5,385	5,367
Earnings per share – diluted	$0.22	$0.75	$1.09	$1.51

(13)         INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT INDUSTRY SEGMENTS

Refer to Note 15 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s operations in different industry segments. With respect to the tables below, (1) revenue information provided for the land development segment includes certain amounts classified as home sale revenues in the accompanying condensed consolidated statements of operations, (2) general and administrative expenses primarily relate to payroll, employee benefits and professional expenses and (3) segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities and tax assets.

Three months ended October 31, 2025. The following table sets forth summarized data for the industry segments in which the Company operated for the three months ended October 31, 2025 (in thousands):

For the Three Months Ended	Land
October 31, 2025	Development	Homebuilding	Consolidated
Revenues	$2,204	$6,346	$8,550
Other Revenues	826	22	848
Segment Revenues	3,030	6,368	9,398
Cost of Revenues	1,221	4,778	5,999
Other Cost of Revenues	324	—	324
General and administrative expenses	1,042	479	1,521
Segment profit (loss)	443	1,111	1,554
Interest income, net			459
Other income			—
Unallocated amounts:
Other corporate general and administrative expenses			(435)
Income before income taxes			$1,578
Depreciation and amortization	$77	$4
Capital expenditures	$(3)	$63

Three months ended October 31, 2024. The following table sets forth summarized data for the industry segments in which the Company operated for the three months ended October 31, 2024 (in thousands):

For the Three Months Ended	Land
October 31, 2024	Development	Homebuilding	Consolidated
Revenues	$6,955	$4,236	$11,191
Other Revenues	714	1	715
Segment Revenues	7,669	4,237	11,906
Cost of Revenues	3,575	3,028	6,603
Other Cost of Revenues	334	—	334
General and administrative expenses	987	417	1,404
Segment profit (loss)	2,773	792	3,565
Interest income, net			576
Other income			—
Unallocated amounts:
Other corporate general and administrative expenses			(421)
Income before income taxes			$3,720
Depreciation and amortization	$45	$2
Capital expenditures	$86	$1

Six months ended October 31, 2025. The following table sets forth summarized data for the industry segments in which the Company operated for the six months ended October 31, 2025 (in thousands):

For the Six Months Ended	Land
October 31, 2025	Development	Homebuilding	Consolidated
Revenues	$11,049	$14,566	$25,615
Other Revenues	1,592	43	1,635
Segment Revenues	12,641	14,609	27,250
Cost of Revenues	4,803	10,730	15,533
Other Cost of Revenues	648	—	648
General and administrative expenses	2,030	926	2,956
Segment profit (loss)	5,160	2,953	8,113
Interest income, net			915
Other income			—
Unallocated amounts:
Other corporate general and administrative expenses			(848)
Income before income taxes			$8,180
Depreciation and amortization	$145	$14
Capital expenditures	$—	$80
Segment assets as of October 31, 2025	$115,465	$23,450

Six months ended October 31, 2024. The following table sets forth summarized data for the industry segments in which the Company operated for the six months ended October 31, 2024 (in thousands):

For the Six Months Ended	Land
October 31, 2024	Development	Homebuilding	Consolidated
Revenues	$17,622	$11,910	$29,532
Other Revenues	1,455	5	1,460
Segment Revenues	19,077	11,915	30,992
Cost of Revenues	9,729	9,028	18,757
Other Cost of Revenues	648	—	648
General and administrative expenses	1,895	807	2,702
Segment profit (loss)	6,805	2,080	8,885
Interest income, net			857
Other income			—
Unallocated amounts:
Other corporate general and administrative expenses			(749)
Income before income taxes			$8,993
Depreciation and amortization	$91	$5
Capital expenditures	$110	$10
Segment assets as of October 31, 2024	$102,749	$14,790

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2025 condensed consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2025 Form 10-K. The preparation of the unaudited condensed consolidated financial statements included in this report on Form 10-Q required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2025 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2025 Form 10-K and in the notes to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policy in the six months ended October 31, 2025 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended October 31, 2025, the Company had net income of $1,200,000, or $0.22 per diluted share, compared to net income of $4,042,000, or $0.75 per diluted share, for the three months ended October 31, 2024. For the six months ended October 31, 2025, the Company had net income of $5,892,000, or $1.09 per diluted share, compared to net income of $8,106,000, or $1.51 per diluted share, for the six months ended October 31, 2024.

During 2026 and 2025, the Company experienced material delays in municipal entitlements, infrastructure availability, approvals and inspections and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. While construction and land costs remain elevated, the Company has been able to partially offset these cost increases through land and home price increases in 2026 and 2025 due to a strong pricing environment, which may not continue. The rising cost of housing due to increases in average sales prices in recent years and the level of mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability, negatively affecting demand and have caused many potential homebuyers to pause and reconsider their housing choices. In addition, any tariffs on goods used as inputs in both the land development business segment and homebuilding business segment may result in further increases in the cost of housing and average sales prices. Given the affordability challenges and the resulting impact on demand, the Company has provided sales incentives on certain homes, reduced the sale prices of certain homes, reduced the size of lots and homes, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. During 2026 and 2025, the Company reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty and an increase in entitlement and infrastructure delays as compared to prior years. This is expected to result in a reduction of revenues from the sale of developed residential land during 2026 as compared to 2025. Future economic conditions and the demand for land and homes are subject to continued uncertainty due to many factors, including macroeconomic factors, changes in mortgage interest rates, inflation, tariffs, supplies of new and existing home inventory available for sale, labor shortages and other factors. The Company’s past performance may not be indicative of future results.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months Ended October 31,		Increase
	2025	2024	(decrease)
Land sale revenues	$825	$5,857	$(5,032)	(86)%
Home sale revenues	7,725	5,334	2,391	45%
Other revenues	848	715	133	19%
Total	$9,398	$11,906	(2,508)	(21)%

	Six Months Ended October 31,		Increase
	2025	2024	(decrease)
Land sale revenues	$8,319	$15,206	$(6,887)	(45)%
Home sale revenues	17,296	14,326	2,970	21%
Other revenues	1,635	1,465	170	12%
Total	$27,250	$30,997	(3,747)	(12)%

●	The change in land sale revenues for the three months ended October 31, 2025 compared to the prior period was primarily due to decreases in revenues from the sale of developed residential land and undeveloped land. The change in land sale revenues for the six months ended October 31, 2025 compared to the prior period was primarily due to a decrease in revenues from the sale of developed residential land offset in part by increases in revenues from the sale of undeveloped land and commercial developed land. During the six months ended October 31, 2025, the Company sold 467 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,174,000 of revenue, to one purchaser. During the three months ended October 31, 2024, the Company sold 549 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,502,000 of revenue, to one purchaser. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months Ended October 31, 2025			Three Months Ended October 31, 2024
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	1.0	$689	$710	4.1	$3,283	$801
Commercial	—	—	—	—	—	—
Total Developed	1.0	689	710	4.1	3,283	801
Undeveloped	15.7	136	9	567.1	2,574	5
Total	16.7	$825	50	571.2	$5,857	10

	Six Months Ended October 31, 2025			Six Months Ended October 31, 2024
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	6.6	$4,917	$745	16	$12,468	$779
Commercial	3.3	1,000	303	—	—	—
Total Developed	9.9	5,917	598	16	12,468	779
Undeveloped	501.8	2,402	5	585.2	2,738	5
Total	511.7	$8,319	16	601.2	$15,206	25

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three and six months ended October 31, 2025 compared to the prior periods were primarily due to the location and mix of land sold.

●	The changes in home sale revenues for the three and six months ended October 31, 2025 compared to the prior periods were primarily due to an increase in the number of homes sold. The changes in average selling prices for the three and six months ended October 31, 2025 compared to the prior periods were primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended October 31,
	2025	2024
Homes sold	18	12
Average selling price	$435	$444

	Six Months Ended October 31,
	2025	2024
Homes sold	40	33
Average selling price	$435	$434

As of October 31, 2025, the Company had 59 homes in production, including 16 homes under contract, which homes under contract represented $7,446,000 of expected home sale revenues when closed, subject to customer cancellations and change orders. As of October 31, 2024, the Company had 70 homes in production, including 15 homes under contract, which homes under contract represented $6,610,000 of expected home sale revenues when closed, subject to customer cancellations and change orders.

●	Other revenues consist of (in thousands):

	Three Months Ended October 31,
	2025	2024
Landscaping revenues	$565	$482
Miscellaneous other revenues	283	233
Total	$848	$715

	Six Months Ended October 31,
	2025	2024
Landscaping revenues	$1,106	$1,103
Miscellaneous other revenues	529	362
Total	$1,635	$1,465

Miscellaneous other revenues for the three and six months ended October 31, 2025 primarily consist of management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for the three and six months ended October 31, 2024 primarily consist of extension fees for purchase contracts and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months Ended October 31,		Increase
	2025	2024	(decrease)
Land sale cost of revenues, net	$168	$2,326	$(2,158)
Home sale cost of revenues	5,831	4,277	1,554
Other cost of revenues	324	334	(10)
Total	$6,323	$6,937	(614)

	Six Months Ended October 31,		Increase
	2025	2024	(decrease)
Land sale cost of revenues, net	$2,521	$7,235	$(4,714)
Home sale cost of revenues	13,012	11,522	1,490
Other cost of revenues	648	648	0
Total	$16,181	$19,405	(3,224)

●	Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended October 31,
	2025	2024
Land sale cost of revenues	$543	$2,745
Less:
Public improvement district reimbursements	(192)	—
Private infrastructure covenant reimbursements	(124)	(131)
Payments for impact fee credits	(59)	(288)
Land sale cost of revenues, net	$168	$2,326

	Six Months Ended October 31,
	2025	2024
Land sale cost of revenues	$3,668	$9,891
Less:
Public improvement district reimbursements	(497)	(814)
Private infrastructure covenant reimbursements	(225)	(373)
Payments for impact fee credits	(425)	(1,469)
Land sale cost of revenues, net	$2,521	$7,235

Land sale gross margins were 80% and 70% for the three and six months ended October 31, 2025 compared to 60% and 52% for the three and six months ended October 31, 2024. The changes in gross margin were primarily due to changes in public improvement district reimbursements, private infrastructure covenant reimbursements and payments for impact fee credits and the location, size and mix of property sold (including the sale of 15.7 acres and 501.8 acres for the three and six months ended October 31, 2025 as compared to the sale of 567.1 acres and 585.2 acres for the three and six months ended October 31, 2024 of undeveloped land with a low associated land sale cost of revenues).

●	The changes in home sale cost of revenues for the three and six months ended October 31, 2025 compared to the prior periods were primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 25% for the three and six months ended October 31, 2025 compared to 20% for the three and six months ended October 31, 2024. The changes in gross margin were primarily due to the location, size and mix of homes sold offset in part by increases in the amount of sales incentives to homebuyers and increases in the prices of building materials and skilled labor.
●	Other cost of revenues for the three and six months ended October 31, 2025 and October 31, 2024 consists of the cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months Ended October 31,		Increase
	2025	2024	(decrease)
Land development	$1,042	$987	$55	6%
Homebuilding	479	417	62	15%
Corporate	435	421	14	3%
Total	$1,956	$1,825	131	7%

	Six Months Ended October 31,		Increase
	2025	2024	(decrease)
Land development	$2,030	$1,895	$135	7%
Homebuilding	926	807	119	15%
Corporate	848	754	94	12%
Total	$3,804	$3,456	348	10%

●	The changes in land development general and administrative expenses for the three and six months ended October 31, 2025 compared to the prior periods were primarily due to increases in compensation expense, professional services and depreciation.
●	The changes in homebuilding general and administrative expenses for the three and six months ended October 31, 2025 compared to the prior periods were primarily due to increases in professional services, compensation expense, property taxes and depreciation.
●	The changes in corporate general and administrative expenses for the three and six months ended October 31, 2025 compared to the prior periods were primarily due to increases in professional services and compensation expense.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three and six months ended October 31, 2025 or October 31, 2024. Changes in economic and other market conditions may adversely impact the fair market value of the Company’s real estate inventory or investment assets, which could lead to impairment charges in future periods.

Interest Income, net. Interest income, net was $459,000 and $915,000 for the three and six months ended October 31, 2025 and $576,000 and $857,000 for the three and six months ended October 31, 2024. There were no interest or loan costs capitalized in real estate inventory in the three and six months ended October 31, 2025 or October 31, 2024.

Income Taxes. The Company had a provision for income taxes of $378,000 and $2,288,000 for the three and six months ended October 31, 2025 related to the amount of income before income taxes during each period. The Company had a benefit for income taxes of $322,000 for the three months ended October 31, 2024 and a provision for income taxes of $887,000 for the six months ended October 31, 2024. The benefit (provision) for income taxes for the three and six months ended October 31, 2024 related to the amount of income before income taxes during each period and to the reclassification of the balance of accumulated other comprehensive income to a benefit for income taxes. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income were reclassified to a benefit for income taxes during the three months ended October 31, 2024. Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding accumulated other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Except as described herein, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

The Company had cash, cash equivalents and restricted cash as follows (dollars in thousands):

	October 31,	April 30,
	2025	2025	Increase (decrease)
Cash	$10,131	$10,651	$(520)	(5)%
U.S. Government Securities	34,489	28,815	5,674	20%
Restricted Cash	491	455	36	8%
Total	$45,111	$39,921	5,190	13%

Cash Flow. The following presents information on cash flows (in thousands):

	Six Months Ended October 31,
	2025	2024
Net cash provided by (used in) operating activities	$5,273	$10,509
Net cash provided by (used in) investing activities	(80)	(120)
Net cash provided by (used in) financing activities	(3)	(3)
Increase in cash and cash equivalents	$5,190	$10,386

The net cash provided by operating activities for the six months ended October 31, 2025 was primarily due to cash generated from business operations and increases in accounts payable and accrued expenses offset in part by increases in real estate inventory and investment assets and a decrease in income taxes (payable) receivable, net. The net cash provided by operating activities for the six months ended October 31, 2024 was primarily due to cash generated from business operations and decreases in real estate inventory and other assets and an increase in taxes payable (receivable), net offset in part by an increase in investment assets and a decrease in accounts payable and accrued expenses.

Notes payable decreased from $26,000 as of April 30, 2025 to $23,000 as of October 31, 2025 due to principal debt repayments. Refer to Note 6 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	October 31,	April 30,	Increase
	2025	2025	(decrease)
Real estate inventory	$68,584	$66,750	$1,834	3%
Investment assets, net	16,362	14,880	1,482	10%
Other assets	3,046	2,939	107	4%
Deferred income taxes, net	7,030	8,969	(1,939)	(22)%
Accounts payable and accrued expenses	4,052	3,789	263	7%
Income taxes (payable) receivable, net	(30)	317	(347)	(109)%

●	Real estate inventory consists of (dollars in thousands):

	October 31,	April 30,	Increase
	2025	2025	(decrease)
Land inventory	$56,433	$50,030	$6,403	13%
Homebuilding model and completed inventory	8,155	13,090	(4,935)	(38)%
Homebuilding construction in process	3,996	3,630	366	10%
Total	$68,584	$66,750

From April 30, 2025 to October 31, 2025, the change in land inventory was primarily due to land development activity and the acquisition of land offset in part by the sale of land, the change in homebuilding model and completed inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction.

●	Investment assets, net consist of (dollars in thousands):

	October 31,	April 30,	Increase
	2025	2025	(decrease)
Land held for long-term investment	$8,502	$8,843	$(341)	(4)%
Owned real estate leased or intended to be leased	8,118	6,207	1,911	31%
Less accumulated depreciation	(258)	(170)	(88)	(52)%
Owned real estate leased or intended to be leased, net	7,860	6,037	1,823	30%
Total	$16,362	$14,880

During the six months ended October 31, 2025, the Company sold 501.8 acres of undeveloped property in Sandoval County, New Mexico categorized as land held for long-term investment.

As of October 31, 2025, the Company leased 28 homes to residential tenants. As of April 30, 2025, the Company leased 21 homes to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $49,000 and $88,000 for the three and six months ended October 31, 2025 and $24,000 and $48,000 for the three and six months ended October 31, 2024.

●	From April 30, 2025 to October 31, 2025:
o	The change in other assets was primarily due to increases in prepaid expenses related to insurance and accounts receivable.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes for the six months ended October 31, 2025.
o	The change in accounts payable and accrued expenses was primarily due to an increase in accruals for property taxes.
o	The change in income taxes (payable) receivable was primarily due to the accrual of income taxes payable.

Off-Balance Sheet Arrangements. As of October 31, 2025 and October 31, 2024, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of October 31, 2025 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: December 12, 2025	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
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