Form 10-Q
period 2026-01-31
AMREP CORP.
filed 2026-03-12
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at March 10, 2026 – 5,305,199.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	January 31,	April 30,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$49,998	$39,466
Restricted cash	496	455
Real estate inventory	66,798	66,750
Investment assets, net	16,591	14,880
Other assets	3,103	2,939
Income taxes receivable, net	—	317
Deferred income taxes, net	6,959	8,969
TOTAL ASSETS	$143,945	$133,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$4,531	$3,789
Income taxes payable, net	13	—
Notes payable	21	26
TOTAL LIABILITIES	4,565	3,815

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,305,199 at January 31, 2026 and 5,287,449 at April 30, 2025	531	528
Capital contributed in excess of par value	33,786	33,409
Retained earnings	105,063	96,024
TOTAL SHAREHOLDERS’ EQUITY	139,380	129,961
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,945	$133,776

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three and Nine Months Ended January 31, 2026 and 2025

(Amounts in thousands, except per share amounts)

	Three Months ended January 31,		Nine Months ended January 31,
	2026	2025	2026	2025
REVENUES:
Land sale revenues	$8,266	$2,908	$16,585	$18,113
Home sale revenues	5,425	4,094	22,720	18,420
Other revenues	882	518	2,518	1,983
Total revenues	14,573	7,520	41,823	38,516

COSTS AND EXPENSES:
Land sale cost of revenues, net	4,142	1,860	6,663	9,095
Home sale cost of revenues	4,152	3,173	17,163	14,694
Other cost of revenues	342	180	992	828
General and administrative expenses	2,930	1,875	6,733	5,331
Total costs and expenses	11,566	7,088	31,551	29,948
Operating income	3,007	432	10,272	8,568

Interest income, net	393	410	1,308	1,267
Income before income taxes	3,400	842	11,580	9,835

Provision for income taxes	253	125	2,541	1,012
Net income	$3,147	$717	$9,039	$8,823

Earnings per share – basic	$0.59	$0.13	$1.69	$1.66
Earnings per share – diluted	$0.58	$0.13	$1.68	$1.64
Weighted average number of common shares outstanding – basic	5,340	5,321	5,334	5,316
Weighted average number of common shares outstanding – diluted	5,389	5,381	5,384	5,376

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended January 31, 2026 and 2025

(Amounts in thousands)

	Three Months ended		Nine Months ended
	January 31,		January 31,
	2026	2025	2026	2025
Net income	$3,147	$717	$9,039	$8,823
Other comprehensive income, net of tax:
Reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes	—	—	—	(1,230)

Other comprehensive income	—	—	—	(1,230)
Total comprehensive income	$3,147	$717	$9,039	$7,593

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three and Nine Months Ended January 31, 2026 and 2025

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income	Total
Balance, November 1, 2024	5,287	$527	$33,135	$91,414	$—	$125,076
Stock compensation expense	—	1	80	—	—	81
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	717	—	717
Balance, January 31, 2025	5,287	$528	$33,317	$92,131	$—	$125,976

Balance, November 1, 2025	5,306	$531	$33,581	$101,916	$—	$136,028
Stock compensation expense	—	—	103	—	—	103
Compensation related to issuance of option to purchase common stock	—	—	12	—	—	12
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	3,147	—	3,147
Balance, January 31, 2026	5,306	$531	$33,786	$105,063	$—	$139,380

Balance, May 1, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	2	204	—	—	206
Compensation related to issuance of option to purchase common stock	—	—	37	—	—	37
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	8,823	—	8,823
Other comprehensive income	—	—	—	—	(1,230)	(1,230)
Balance, January 31, 2025	5,287	$528	$33,317	$92,131	$—	$125,976

Balance, May 1, 2025	5,287	$528	$33,409	$96,024	$—	$129,961
Issuance of restricted common stock	19	3	—	—	—	3
Stock compensation expense	—	—	250	—	—	250
Compensation related to issuance of option to purchase common stock	—	—	37	—	—	37
Issuance of deferred common share units	—	—	90	—	—	90
Net income	—	—	—	9,039	—	9,039
Balance, January 31, 2026	5,306	$531	$33,786	$105,063	$—	$139,380

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended January 31, 2026 and 2025

(Amounts in thousands)

	Nine Months Ended January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,039	$8,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	250	130
Non-cash credits and charges:
Stock-based compensation	355	331
Deferred income tax provision	2,010	666
Changes in assets and liabilities:
Real estate inventory	48	881
Investment assets, net	(1,807)	(1,947)
Other assets	(360)	264
Accounts payable and accrued expenses	812	(1,898)
Income taxes (payable) receivable, net	330	23
Net cash provided by operating activities	10,677	7,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(99)	(146)
Proceeds from the sale of property and equipment	—	30
Net cash used in investing activities	(99)	(116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(5)	(7)
Net cash used in financing activities	(5)	(7)

Increase in cash, cash equivalents and restricted cash	10,573	7,150
Cash, cash equivalents and restricted cash, beginning of period	39,921	30,241
Cash, cash equivalents and restricted cash, end of period	$50,494	$37,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refunded, net	$—	$157

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended January 31, 2026 and 2025

(1)SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

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

(2)REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	January 31,	April 30,
	2026	2025
Land inventory	$54,871	$50,030
Homebuilding model and completed inventory	8,682	13,090
Homebuilding construction in process	3,245	3,630
Total	$66,798	$66,750

Refer to Note 2 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding real estate inventory. No interest or loan costs were capitalized in real estate inventory for the three or nine months ended January 31, 2026 or January 31, 2025. Real estate taxes capitalized in real estate inventory were $15,000 and $49,000 for the three and nine months ended January 31, 2026 and $24,000 and $71,000 for the three and nine months ended January 31, 2025.

(3)INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	January 31,	April 30,
	2026	2025
Land held for long-term investment	$8,482	$8,843
Owned real estate leased or intended to be leased	8,421	6,207
Less accumulated depreciation	(312)	(170)
Owned real estate leased or intended to be leased, net	8,109	6,037
Total	$16,591	$14,880

Refer to Note 3 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding investment assets, net. As of January 31, 2026, the Company leased 28 homes to residential tenants. As of April 30, 2025, the Company leased 21 homes to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $54,000 and $142,000 for the three and nine months ended January 31, 2026 and $33,000 and $64,000 for the three and nine months ended January 31, 2025.

(4)OTHER ASSETS

Other assets consist of (in thousands):

	January 31,	April 30,
	2026	2025
Prepaid expenses	$576	$470
Miscellaneous assets	350	283
Property	2,156	2,060
Equipment	569	567
Less accumulated depreciation of property and equipment	(548)	(441)
Property and equipment, net	2,177	2,186
Total	$3,103	$2,939

Prepaid expenses as of January 31, 2026 and as of April 30, 2025 primarily consist of land development cash collateralized performance guaranties and insurance. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $8,000 and $22,000 for the three and nine months ended January 31, 2026 and $7,000 and $21,000 for the three and nine months ended January 31, 2025. Depreciation expense associated with property and equipment was $37,000 and $108,000 for the three and nine months ended January 31, 2026 and $19,000 and $66,000 for the three and nine months ended January 31, 2025.

(5)ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	January 31,	April 30,
	2026	2025
Land development and homebuilding operations
Accrued expenses	$1,735	$1,083
Trade payables	1,257	1,305
Customer deposits	1,058	833
	4,050	3,221
Corporate operations	481	568
Total	$4,531	$3,789

(6)NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of January 31, 2026 (dollars in thousands):

		Principal Amount
		Available for	Outstanding Principal
		New Borrowings	Amount
		January 31,	January 31,	April 30,
Loan Identifier	Lender	2026	2026	2025
Revolving Line of Credit	BOKF	$4,438	$—	$—
Equipment Financing	DC	—	21	26
Total		$4,438	$21	$26

	January 31, 2026
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	6.83%	$1,721	August 2028
Equipment Financing	2.35%	21	June 2028

	Principal Repayments
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Loan Identifier	2026	2025	2026	2025
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	2	2	5	6
Total	$2	$2	$5	$6

There were no capitalized interest and fees for the three and nine months ended January 31, 2026 and January 31, 2025 for the Company’s notes payable in effect as of January 31, 2026. As of January 31, 2026, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2025 Form 10-K for detail about the above notes payable.

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

As of January 31, 2026, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the loan reserves and credit card reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to January 31, 2026 (in thousands):

Fiscal Year	Scheduled Payments
2026	$2
2027	9
2028	9
2029	1
Total	$21

(7)REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Landscaping revenues	$622	$370	$1,728	$1,473
Miscellaneous other revenues	260	148	790	510
Total	$882	$518	$2,518	$1,983

Refer to Note 7 to the consolidated financial statements contained in the 2025 Form 10-K for detail about the categories of other revenues.

Miscellaneous other revenues for the three and nine months ended January 31, 2026 primarily consist of management fees for homeowners’ associations, residential rental revenues and billboard advertising revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2025 primarily consist of extension fees for purchase contracts, management fees for homeowners’ associations and residential rental revenues.

Major customers:

●	A majority of the land sale revenues were received from one customer and two customers for the three and nine months ended January 31, 2026 and two customers for each of the three and nine months ended January 31, 2025. Other than receivables for immaterial amounts, there were no outstanding receivables from these customers as of January 31, 2026 or January 31, 2025.
●	There was one customer that contributed in excess of 10% of the Company’s revenues for the three months ended January 31, 2026. The revenue for such customer for the three months ended January 31, 2026 was as follows: $6,429,000, with this revenue reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for the three months ended January 31, 2025. The revenues for such customers for the three months ended January 31, 2025 were as follows: $985,000 and $1,869,000, with this revenue reported in the Company’s land development business segment.
●	There was one customer that contributed in excess of 10% of the Company’s revenues for the nine months ended January 31, 2026. The revenue for such customer for the nine months ended January 31, 2026 was as follows: $8,954,000, with this revenue reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for the nine months ended January 31, 2025. The revenues from such customers for the nine months ended January 31, 2025 were as follows: $6,028,000 and $6,036,000, with this revenue reported in the Company’s land development business segment.

(8)COST OF REVENUES

Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Land sale cost of revenues	$5,249	$2,206	$8,917	$12,097
Less:
Public improvement district reimbursements	(403)	—	(899)	(814)
Private infrastructure covenant reimbursements	(109)	(57)	(334)	(430)
Payments for impact fee credits	(595)	(289)	(1,021)	(1,758)
Land sale cost of revenues, net	$4,142	$1,860	$6,663	$9,095

Refer to Note 8 to the consolidated financial statements contained in the 2025 Form 10-K for detail about land sale cost of revenues, net.

Home sale cost of revenues includes costs for residential homes that were sold.

Other cost of revenues for the three and nine months ended January 31, 2026 and January 31, 2025 consists of the cost of goods sold for landscaping services.

(9)GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Land development	$1,922	$989	$3,952	$2,884
Homebuilding	544	467	1,471	1,274
Corporate	464	419	1,310	1,173
Total	$2,930	$1,875	$6,733	$5,331

(10)BENEFIT PLANS

401(k). Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s 401(k) plan. For its 401(k) employer contribution, the Company accrued $28,000 and $95,000 for the three and nine months ended January 31, 2026 and $31,000 and $94,000 for the three and nine months ended January 31, 2025.

Equity compensation plan. Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the nine months ended January 31, 2026 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2025	31,942
Granted during the nine months ended January 31, 2026	18,500
Vested during the nine months ended January 31, 2026	(15,715)
Forfeited during the nine months ended January 31, 2026	(750)
Non-vested as of January 31, 2026	33,977

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $103,000 and $250,000 for the three and nine months ended January 31, 2026 and $88,000 and $227,000 for the three and nine months ended January 31, 2025. As of January 31, 2026, there was $355,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the option to purchase 50,000 shares of common stock of the Company under the Equity Plan. As of January 31, 2026, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $13,000 and $37,000 for the three and nine months ended January 31, 2026 and $13,000 and $38,000 for the three and nine months ended January 31, 2025. As of January 31, 2026 and January 31, 2025, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $23,000 and $68,000 for the three and nine months ended January 31, 2026 and $23,000 and $68,000 for the three and nine months ended January 31, 2025. As of January 31, 2026, there was $8,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2026. As of January 31, 2025, there was $8,000 of accrued compensation expense related to the deferred common share units issued in December 2025.

Pension Plan. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income were reclassified to a benefit for income taxes during the nine months ended January 31, 2025. This resulted in a reduction in the provision for income taxes for the nine months ended January 31, 2025. Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding accumulated other comprehensive income.

(11)COMMITMENTS AND CONTINGENCIES

Refer to Note 13 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s warranty reserves, security for performance obligations and litigation.

Warranty Reserves. Changes in warranty reserves were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Balance at beginning of period	$340	$234	$259	$175
Warranty issued during period	20	22	110	91
Change in pre-existing reserves	—	—	—	—
Warranty expenditures during period	(4)	(7)	(13)	(17)
Balance at end of period	$356	$249	$356	$249

Security for Performance Obligations. As of January 31, 2026, the Company had loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company.

Litigation. The Company has not accrued any amounts related to litigation matters as of January 31, 2026.

(12)EARNINGS PER SHARE

Refer to Note 14 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the calculation of earnings per share – basic and earnings per share – diluted.

The components of earnings per share – basic are as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Numerator:
Net income	$3,147	$717	$9,039	$8,823
Denominator:
Weighted average number of common shares outstanding – basic	5,340	5,321	5,334	5,316
Earnings per share – basic	$0.59	$0.13	$1.69	$1.66

The components of earnings per share – diluted are as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Numerator:
Net income	$3,147	$717	$9,039	$8,823
Denominator:
Weighted average number of common shares outstanding – basic	5,340	5,321	5,334	5,316
Dilutive effect of unvested shares of restricted common stock	34	32	35	32
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	15	28	15	28
Weighted average number of common shares outstanding – diluted	5,389	5,381	5,384	5,376

Earnings per share – diluted	$0.58	$0.13	$1.68	$1.64

(13)INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT REPORTABLE SEGMENTS

Refer to Note 15 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s operations in different reportable segments. With respect to the tables below, (1) revenue information provided for the land development segment includes certain amounts classified as home sale revenues in the accompanying condensed consolidated statements of operations, (2) general and administrative expenses primarily relate to payroll, employee benefits and professional expenses and (3) segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities and tax assets.

The Company has simplified the presentation of segment revenues and cost of sales in the tables below to reflect total amounts per segment. Previously, these figures were disaggregated into two categories. This change was made to better align the presentation with how management reviews the business and to improve clarity for users. This modification is presentational only and does not affect the reported measures of segment profit or loss. The identification of reportable segments, as well as the measures of segment profit and segment assets used by the Company’s chief operating decision maker, remain unchanged. Prior period amounts have been reclassified to conform to the current period presentation.

Three months ended January 31, 2026. The following table sets forth summarized data for the reportable segments in which the Company operated for the three months ended January 31, 2026 (in thousands):

For the Three Months Ended	Land
January 31, 2026	Development	Homebuilding	Consolidated
Revenues	$10,040	$4,533	$14,573
Cost of Revenues	5,270	3,366	8,636
General and administrative expenses	1,922	544	2,466
Segment profit	2,848	623	3,471
Interest income, net			393
Unallocated amounts:
Other corporate general and administrative expenses			(464)
Income before income taxes			$3,400
Depreciation and amortization	$83	$8
Capital expenditures	$—	$18

Three months ended January 31, 2025. The following table sets forth summarized data for the reportable segments in which the Company operated for the three months ended January 31, 2025 (in thousands):

For the Three Months Ended	Land
January 31, 2025	Development	Homebuilding	Consolidated
Revenues	$4,248	$3,272	$7,520
Cost of Revenues	2,734	2,479	5,213
General and administrative expenses	989	467	1,456
Segment profit	525	326	851
Interest income, net			410
Unallocated amounts:
Other corporate general and administrative expenses			(419)
Income before income taxes			$842
Depreciation and amortization	$54	$3
Capital expenditures	$24	$2

Nine months ended January 31, 2026. The following table sets forth summarized data for the reportable segments in which the Company operated for the nine months ended January 31, 2026 (in thousands):

For the Nine Months Ended	Land
January 31, 2026	Development	Homebuilding	Consolidated
Revenues	$22,681	$19,142	$41,823
Cost of Revenues	10,723	14,095	24,818
General and administrative expenses	3,952	1,471	5,423
Segment profit	8,006	3,576	11,582
Interest income, net			1,308
Unallocated amounts:
Other corporate general and administrative expenses			(1,310)
Income before income taxes			$11,580
Depreciation and amortization	$229	$21
Capital expenditures	$—	$98
Segment assets as of January 31, 2026	$120,418	$22,586

Nine months ended January 31, 2025. The following table sets forth summarized data for the reportable segments in which the Company operated for the nine months ended January 31, 2025 (in thousands):

For the Nine Months Ended	Land
January 31, 2025	Development	Homebuilding	Consolidated
Revenues	$23,324	$15,187	$38,511
Cost of Revenues	13,669	10,948	24,617
General and administrative expenses	2,884	1,274	4,158
Segment profit	6,771	2,965	9,736
Interest income, net			1,267
Unallocated amounts:
Other corporate general and administrative expenses			(1,168)
Income before income taxes			$9,835
Depreciation and amortization	$145	$8
Capital expenditures	$134	$12
Segment assets as of January 31, 2025	$102,219	$18,514

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

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2025 Form 10-K and in the notes to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policies during the nine months ended January 31, 2026 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended January 31, 2026, the Company had net income of $3,147,000, or $0.58 per diluted share, compared to net income of $717,000, or $0.13 per diluted share, for the three months ended January 31, 2025. For the nine months ended January 31, 2026, the Company had net income of $9,039,000, or $1.68 per diluted share, compared to net income of $8,823,000, or $1.64 per diluted share, for the nine months ended January 31, 2025.

During 2026 and 2025, the Company experienced material delays in municipal entitlements, infrastructure availability, approvals and inspections, contractor schedules and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. While construction and land costs remain elevated, the Company has been able to partially offset these cost increases through land and home price increases in 2026 and 2025 due to a strong pricing environment, which may not continue. The rising cost of housing due to increases in average sales prices in recent years and the level of mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability, negatively affecting demand and have caused many potential homebuyers to pause and reconsider their housing choices. In addition, any tariffs on goods used as inputs in the land development business segment or homebuilding business segment may result in further increases in the cost of housing and average sales prices. Given the affordability challenges and the resulting impact on demand, the Company has provided sales incentives on certain homes, reduced the sale prices of certain homes, reduced the size of lots and homes, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. During 2026 and 2025, the Company reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty, a more intentional focus on growing the homebuilding business segment and an increase in entitlement, contractor and infrastructure delays as compared to prior years. This is expected to result in a reduction of revenues from the sale of developed residential land during 2026 and fiscal year 2027 as compared to 2025. Future economic conditions and the demand for land and homes are subject to continued uncertainty due to many factors, including macroeconomic factors, changes in mortgage interest rates, inflation, tariffs, supplies of new and existing home inventory available for sale, labor shortages and other factors. The Company’s past performance may not be indicative of future results.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months Ended January 31,		Increase
	2026	2025	(decrease)
Land sale revenues	$8,266	$2,908	$5,358	184%
Home sale revenues	5,425	4,094	1,331	33%
Other revenues	882	518	364	70%
Total	$14,573	$7,520	7,053	94%

	Nine Months Ended January 31,		Increase
	2026	2025	(decrease)
Land sale revenues	$16,585	$18,113	$(1,528)	(8)%
Home sale revenues	22,720	18,420	4,300	23%
Other revenues	2,518	1,983	535	27%
Total	$41,823	$38,516	3,307	9%

●	The change in land sale revenues for the three months ended January 31, 2026 compared to the prior period was primarily due to increases in revenues from the sale of developed residential land and undeveloped land. The change in land sale revenues for the nine months ended January 31, 2026 compared to the prior period was primarily due to a decrease in revenues from the sale of developed residential land offset in part by increases in revenues from the sale of undeveloped land and commercial developed land. During the nine months ended January 31, 2026, the Company sold 467 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,174,000 of revenue, to one purchaser. During the nine months ended January 31, 2025, the Company sold 549 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,502,000 of revenue, to one purchaser. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months Ended January 31, 2026			Three Months Ended January 31, 2025
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	8.6	$7,531	$876	4.1	$2,855	$696
Commercial	—	—	—	—	—	—
Total Developed	8.6	7,531	876	4.1	2,855	696
Undeveloped	25.2	735	29	5.7	53	9
Total	33.8	$8,266	245	9.8	$2,908	297

	Nine Months Ended January 31, 2026			Nine Months Ended January 31, 2025
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	15.2	$12,448	$819	20.1	$15,322	$762
Commercial	3.3	1,000	303	—	—	—
Total Developed	18.5	13,448	727	20.1	15,322	762
Undeveloped	520.8	3,137	6	590.8	2,791	5
Total	539.3	$16,585	31	610.9	$18,113	30

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for the three and nine months ended January 31, 2026 compared to the prior periods were primarily due to the location and mix of land sold.

●	The changes in home sale revenues for the three and nine months ended January 31, 2026 compared to the prior periods were primarily due to an increase in the number of homes sold. The changes in average selling prices for the three and nine months ended January 31, 2026 compared to the prior periods were primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended January 31,
	2026	2025
Homes sold	13	10
Average selling price	$416	$409

	Nine Months Ended January 31,
	2026	2025
Homes sold	53	43
Average selling price	$430	$428

As of January 31, 2026, the Company had 67 homes in production, including 15 homes under contract, which homes under contract represented $7,797,000 of expected home sale revenues (less any sales incentives associated with such contracts) when closed, subject to customer cancellations and change orders. As of January 31, 2025, the Company had 101 homes in production, including 16 homes under contract, which homes under contract represented $7,204,000 of expected home sale revenues (less any sales incentives associated with such contracts) when closed, subject to customer cancellations and change orders.

●	Other revenues consist of (in thousands):

	Three Months Ended January 31,
	2026	2025
Landscaping revenues	$622	$370
Miscellaneous other revenues	260	148
Total	$882	$518

	Nine Months Ended January 31,
	2026	2025
Landscaping revenues	$1,728	$1,473
Miscellaneous other revenues	790	510
Total	$2,518	$1,983

Miscellaneous other revenues for the three and nine months ended January 31, 2026 primarily consist of management fees for homeowners’ associations and residential rental revenues. Miscellaneous other revenues for the three and nine months ended January 31, 2025 primarily consist of extension fees for purchase contracts, management fees for homeowners’ associations and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (in thousands):

	Three Months Ended January 31,		Increase
	2026	2025	(decrease)
Land sale cost of revenues, net	$4,142	$1,860	$2,282
Home sale cost of revenues	4,152	3,173	979
Other cost of revenues	342	180	162
Total	$8,636	$5,213	3,423

	Nine Months Ended January 31,		Increase
	2026	2025	(decrease)
Land sale cost of revenues, net	$6,663	$9,095	$(2,432)
Home sale cost of revenues	17,163	14,694	2,469
Other cost of revenues	992	828	164
Total	$24,818	$24,617	201

●	Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended January 31,
	2026	2025
Land sale cost of revenues	$5,249	$2,206
Less:
Public improvement district reimbursements	(403)	—
Private infrastructure covenant reimbursements	(109)	(57)
Payments for impact fee credits	(595)	(289)
Land sale cost of revenues, net	$4,142	$1,860

	Nine Months Ended January 31,
	2026	2025
Land sale cost of revenues	$8,917	$12,097
Less:
Public improvement district reimbursements	(899)	(814)
Private infrastructure covenant reimbursements	(334)	(430)
Payments for impact fee credits	(1,021)	(1,758)
Land sale cost of revenues, net	$6,663	$9,095

Land sale gross margins were 50% and 60% for the three and nine months ended January 31, 2026 compared to 36% and 50% for the three and nine months ended January 31, 2025. The changes in gross margin were primarily due to changes in public improvement district reimbursements, private infrastructure covenant reimbursements and payments for impact fee credits and the location, size and mix of property sold.

●	The changes in home sale cost of revenues for the three and nine months ended January 31, 2026 compared to the prior periods were primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 23% and 24% for the three and nine months ended January 31, 2026 compared to 23% and 20% for the three and nine months ended January 31, 2025. The changes in gross margin were primarily due to the location, size and mix of homes sold offset in part by increases in the amount of sales incentives to homebuyers and increases in the prices of building materials and skilled labor.
●	Other cost of revenues for the three and nine months ended January 31, 2026 and January 31, 2025 consists of the cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months Ended January 31,		Increase
	2026	2025	(decrease)
Land development	$1,922	$989	$933	94%
Homebuilding	544	467	77	16%
Corporate	464	419	45	11%
Total	$2,930	$1,875	1,055	56%

	Nine Months Ended January 31,		Increase
	2026	2025	(decrease)
Land development	$3,952	$2,884	$1,068	37%
Homebuilding	1,471	1,274	197	15%
Corporate	1,310	1,173	137	12%
Total	$6,733	$5,331	1,402	26%

●	The changes in land development general and administrative expenses for the three and nine months ended January 31, 2026 compared to the prior periods were primarily due to an increase in property taxes.
●	The changes in homebuilding general and administrative expenses for the three and nine months ended January 31, 2026 compared to the prior periods were primarily due to increases in professional services and insurance expense.
●	The changes in corporate general and administrative expenses for the three and nine months ended January 31, 2026 compared to the prior periods were primarily due to an increase in compensation expense.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three and nine months ended January 31, 2026 or January 31, 2025. Changes in economic and other market conditions may adversely impact the fair market value of the Company’s real estate inventory or investment assets, which could lead to impairment charges in future periods.

Interest Income, net. Interest income, net was $393,000 and $1,308,000 for the three and nine months ended January 31, 2026 and $410,000 and $1,267,000 for the three and nine months ended January 31, 2025. There were no interest or loan costs capitalized in real estate inventory in the three and nine months ended January 31, 2026 or January 31, 2025.

Income Taxes. The Company had a provision for income taxes of $253,000 and $2,541,000 for the three and nine months ended January 31, 2026 related to the amount of income before income taxes during each period. The Company had a provision for income taxes of $125,000 and $1,012,000 for the three and nine months ended January 31, 2025. The provision for income taxes for the three and nine months ended January 31, 2025 related to the amount of income before income taxes during each period and, for the nine months ended January 31, 2025, to the reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income were reclassified to a benefit for income taxes during the three months ended January 31, 2025. Refer to Note 11 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding accumulated other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Except as described herein, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

The Company had cash, cash equivalents and restricted cash as follows (dollars in thousands):

	January 31,	April 30,
	2026	2025	Increase (decrease)
Cash	$16,299	$10,651	$5,648	53%
U.S. Government Securities	33,699	28,815	4,884	17%
Restricted Cash	496	455	41	9%
Total	$50,494	$39,921	10,573	26%

Cash Flow. The following presents information on cash flows (in thousands):

	Nine Months Ended January 31,
	2026	2025
Net cash provided by (used in) operating activities	$10,677	$7,273
Net cash provided by (used in) investing activities	(99)	(116)
Net cash provided by (used in) financing activities	(5)	(7)
Increase in cash and cash equivalents	$10,573	$7,150

Notes payable decreased from $26,000 as of April 30, 2025 to $21,000 as of January 31, 2026 due to principal debt repayments. Refer to Note 6 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2025 Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	January 31,	April 30,	Increase
	2026	2025	(decrease)
Real estate inventory	$66,798	$66,750	$48	0%
Investment assets, net	16,591	14,880	1,711	11%
Other assets	3,103	2,939	164	6%
Deferred income taxes, net	6,959	8,969	(2,010)	(22)%
Accounts payable and accrued expenses	4,531	3,789	742	20%
Income taxes (payable) receivable, net	(13)	317	(330)	(104)%

●	Real estate inventory consists of (dollars in thousands):

	January 31,	April 30,	Increase
	2026	2025	(decrease)
Land inventory	$54,871	$50,030	$4,841	10%
Homebuilding model and completed inventory	8,682	13,090	(4,408)	(34)%
Homebuilding construction in process	3,245	3,630	(385)	(11)%
Total	$66,798	$66,750

From April 30, 2025 to January 31, 2026, the change in land inventory was primarily due to land development activity and the acquisition of land offset in part by the sale of land, the change in homebuilding model and completed inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to a decrease in the number of homes that started construction.

●	Investment assets, net consist of (dollars in thousands):

	January 31,	April 30,	Increase
	2026	2025	(decrease)
Land held for long-term investment	$8,482	$8,843	$(361)	(4)%
Owned real estate leased or intended to be leased	8,421	6,207	2,214	36%
Less accumulated depreciation	(312)	(170)	(142)	(84)%
Owned real estate leased or intended to be leased, net	8,109	6,037	2,072	34%
Total	$16,591	$14,880

As of January 31, 2026, the Company leased 28 homes to residential tenants. As of April 30, 2025, the Company leased 21 homes to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $54,000 and $142,000 for the three and nine months ended January 31, 2026 and $33,000 and $64,000 for the three and nine months ended January 31, 2025.

●	From April 30, 2025 to January 31, 2026:
o	The change in other assets was primarily due to increases in prepaid expenses related to insurance and accounts receivable.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes for the nine months ended January 31, 2026.
o	The change in accounts payable and accrued expenses was primarily due to an increase in accruals for property taxes.
o	The change in income taxes (payable) receivable was primarily due to the accrual of income taxes payable.

Off-Balance Sheet Arrangements. As of January 31, 2026 and January 31, 2025, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of January 31, 2026 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 26, 2026)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2026	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
Name: Adrienne M. Uleau
Title: Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 26, 2026)
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)