Form 10-K
period 2026-04-30
AMREP CORP.
filed 2026-07-24
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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

As of October 31, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $82,217,793. Such aggregate market value was computed by reference to the closing sale price of the registrant’s Common Stock as quoted on the New York Stock Exchange on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers and certain persons related to them. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of July 20, 2026, there were 5,324,849 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this annual report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

Unless the context otherwise indicates, all references to the Company in this annual report on Form 10-K include AMREP Corporation and its subsidiaries. Many of the amounts and percentages presented in this annual report on Form 10-K have been rounded for convenience of presentation. All references in this annual report on Form 10-K to 2026 and 2025 mean the Company’s fiscal years ended April 30, 2026 and 2025, unless the context otherwise indicates.

PART I

Item 1.          Business

AMREP Corporation was organized in 1961 as an Oklahoma corporation and, through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. The Company conducts a substantial portion of its business in Rio Rancho, New Mexico (“Rio Rancho”) and certain adjoining areas of Sandoval County, New Mexico. Rio Rancho is the third largest city in New Mexico with a population of approximately 114,000.

Land Development

As of April 30, 2026, the Company owned approximately 16,200 acres in Sandoval County, New Mexico. The Company develops both residential lots and sites for commercial and industrial use as demand warrants. The Company offers for sale both developed and undeveloped real property to its internal homebuilder as well as national, regional and local homebuilders, commercial and industrial property developers and others. Activities conducted or arranged by the Company include land and site planning, obtaining governmental and environmental approvals (“entitlements”), installing utilities and storm drains, ensuring the availability of water service, building or improving roads necessary for land development and constructing community amenities. Engineering work is performed by both the Company’s employees and outside firms, but development work is generally performed by outside contractors. The Company also provides landscaping services primarily to homebuilders.

The Company markets land for sale or lease both directly and through brokers. With respect to residential development, the Company generally focuses its third-party sales efforts on a limited number of homebuilders, with 100% of 2026 developed residential land sales having been made to three homebuilders. The number of new construction single-family residential starts in Rio Rancho by the Company, the Company’s customers and other builders was 805 in 2026 and 973 in 2025. The development of residential, commercial and industrial properties requires, among other things, financing or other sources of funding, which may not be available.

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

The following table presents the property owned by the Company in certain subdivision development projects in New Mexico as of April 30, 2026:

	Developed[1]		Under Development[2]
		Commercial		Commercial
	Residential	/ Industrial	Residential	/ Industrial	Undeveloped[3]
	Lots	Acres	Acres	Acres	Acres	Location
Lomas Encantadas	120	—	98	5	—
Commerce Center	—	27	—	—	—	Unit 20 in Rio Rancho
Paseo Gateway	—	—	—	—	289
Hawk Site	—	40	105	97	—
Hawk Adjacent	—	—	53	—	92	Unit 25 in Rio Rancho
Papillon	—	—	—	—	656
Park West Village	16	—	—	—	—
Orchard Park	—	—	—	—	46	Unit 22 in Rio Rancho
Desert Sage	—	—	—	—	26
Northern Exposure	—	—	—	—	17	Unit 8 in Rio
Vista Alegria	—	—	—	—	78	Rancho
La Mirada	26	1	—	—	—	Albuquerque,
Playa del Sur	55	—	—	—	—	New Mexico

In addition to the property listed in the table above, as of April 30, 2026, the Company held undeveloped property in Sandoval County, New Mexico of approximately 15,300 acres in either high contiguous ownership areas or low contiguous ownership areas. High contiguous ownership areas may be suitable for development, including as special assessment districts or city redevelopment areas that may allow for development under the auspices of local government. Low contiguous ownership areas may require the purchase of a sufficient number of adjoining lots to create tracts suitable for development or lots may be offered for sale individually or in small groups.

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

Impact fees are charges or assessments payable by homebuilders to local governing authorities in order to generate revenue for funding or recouping the costs of capital improvements or facility expansions necessitated by and attributable to new developments. The Company receives credits, allowances, offsets and other vested rate benefits applicable to impact fees in connection with certain costs incurred by the Company in developing and entitling subdivisions, which the Company generally sells to homebuilders.

1 Developed lots/acreage are any tracts of land owned by the Company that have been entitled with infrastructure work that is substantially complete, but excludes any lots that have been leased to third parties.

2 Acreage under development is real estate owned by the Company for which entitlement or infrastructure work has been started but not substantially completed. However, there is no assurance that the acreage under development will be developed because of the nature and cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial acreage under development may change prior to final development. The development of this acreage will require significant additional financing or other sources of funding, which may not be available.

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

Homebuilding

The Company owns and operates a homebuilder in New Mexico. The Company offers a variety of home floor plans and elevations at different prices and with varying levels of options and amenities to meet the needs of homebuyers. The Company focuses on building and selling single-family detached and attached homes. The Company selects locations for homebuilding based on available land inventory and the feasibility of the project. The Company utilizes internal and external sales brokers for home sales. Model homes are generally used to showcase the Company’s homes and their design features. The Company provides built-to-order homes where construction of the homes does not begin until the customer signs the purchase agreement and speculative (“spec”) homes for homebuyers who require a home within a short time frame. Sales contracts with homebuyers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Sales contracts also typically include a financing contingency that provides homebuyers with the right to cancel if they cannot obtain appropriate mortgage financing within a specified period. Contracts may also include other contingencies, such as the sale of an existing home.

The construction of homes is conducted under the supervision of the Company’s on-site construction field managers. Most construction work is performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. Although significant changes in market conditions could impact seasonal patterns, the Company has historically experienced variability in its quarterly results from operations due to the seasonal nature of the homebuilding industry. The Company generally experiences increases in revenues during its fiscal first quarter and fourth quarter based on the timing of home closings. This seasonal activity increases the Company’s working capital requirements in the Company’s third and fourth quarters to support home production volume. Notwithstanding the foregoing, the Company did not experience this type of seasonality during 2026. As a result of the seasonality of the Company’s operations, the Company’s quarterly results of operations are not necessarily indicative of the results that may be expected for the full year; however any seasonal effect on revenues is expected to be relatively insignificant compared to the effect of the timing of opening of a property for sale and the subsequent timing of closings.

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

Materials and Labor

Generally, construction materials for the Company’s operations are available from numerous sources. However, the cost and availability of certain building materials are influenced by changes in local and global commodity prices and capacity as well as government regulation, such as government-imposed tariffs or trade restrictions. The ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand, which is compounded by the limited supply of certain specialized trades and contractors in the market. To partially protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with homebuilders or homebuyers. However, the Company cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

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

Human Capital Resources

As of April 30, 2026, the Company employed 52 employees, of which all were full-time employees. The Company believes the people who work for the Company are its most important resource and are critical to the Company’s continued success. The Company focuses significant attention on attracting and retaining talented and experienced individuals to manage and support the Company’s operations. The Company strives to reward employees through competitive industry pay, benefits and other programs, to instill the Company’s culture with a focus on ethical behavior and to enhance employees’ performance through investments in technology, tools and training to enable employees to operate at a high level. The Company’s employees are not represented by any union. The Company considers its employee relations to be good. The Company offers employees a broad range of company-paid benefits, and the Company believes its compensation package and benefits are competitive with others in the industry. All employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 1C.           Cybersecurity

The Company has cybersecurity risk management processes, including physical, technological and administrative controls, intended to protect the confidentiality, integrity and availability of the Company’s information technology infrastructure and systems or any information residing therein. The Company relies on third-party service providers to operate, maintain and monitor its information technology infrastructure and systems and to assess, identify and manage material risks from cybersecurity threats with respect thereto. The Company’s management monitors its service providers. The Company’s service providers are tasked with notifying the Company’s management of any material cybersecurity incident that negatively impacts the Company’s information technology infrastructure and systems or any information residing therein. Material and potentially material cybersecurity incidents would be assessed by the Company’s executive officers for remediation and future prevention and detection.

Notwithstanding the Company’s processes for assessing, identifying and managing risks from cybersecurity threats, the Company may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. During 2026 and 2025, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

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

Christopher V. Vitale, age 50, has been a director of the Company since July 2021 and President and Chief Executive Officer of the Company since 2017. From 2014 to 2017, Mr. Vitale was Executive Vice President, Chief Administrative Officer and General Counsel of the Company and, from 2013 to 2014, he was Vice President and General Counsel of the Company. Prior to joining the Company, Mr. Vitale held various legal positions at Franklin Square Holdings, L.P., a national sponsor and distributor of investment products, from 2011 to 2013 and at WorldGate Communications, Inc., a provider of digital voice and video phone services and video phones, from 2009 to 2011. Prior to joining WorldGate, Mr. Vitale was an attorney with the law firms of Morgan, Lewis & Bockius LLP and Sullivan & Cromwell LLP.

Adrienne M. Uleau, age 58, has been Chief Financial Officer and Vice President of the Company since July 2025. Ms. Uleau was Vice President, Finance and Accounting of the Company from 2020 to July 2025 and Controller of the Company from 2018 to 2020. Prior to joining the Company, Ms. Uleau had been Controller of United Tectonics Corp., a construction services company, from 2016 to 2018. From 2014 to 2016, Ms. Uleau was Financial Manager of Cushman and Wakefield. Prior to 2014, Ms. Uleau held various accounting positions.

The executive officers are elected or appointed by the Board of Directors of AMREP Corporation or its appropriate subsidiary to serve until the appointment or election of their successors or their earlier death, resignation or removal.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AXR”. On July 20, 2026, there were 237 holders of record of the common stock.

The Company’s common stock is often thinly traded. As a result, large transactions in the Company’s common stock may be difficult to execute in a short time frame and may cause significant fluctuations in the price of the Company’s common stock. Among other reasons, the stock is thinly traded due to the fact that three of the Company’s shareholders beneficially owned approximately 52% of the outstanding common stock as of July 20, 2026 according to available information. The average trading volume in the Company’s common stock on the New York Stock Exchange over the thirty-day trading period ending on April 30, 2026 was 13,210 shares per day.

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

Equity Compensation Plan Information

See Item 12, which incorporates such information by reference from the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 6.           [Reserved]

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s business, refer to Item 1 of Part I of this annual report on Form 10-K. As indicated in Item 1, the Company is primarily engaged in two business segments: land development and homebuilding. The following provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The information contained in this Item 7 should be read in conjunction with the consolidated financial statements and accompanying notes.

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

RESULTS OF OPERATIONS

Year Ended April 30, 2026 Compared to Year Ended April 30, 2025

For 2026, the Company had net income of $10,288,000, or $1.91 per diluted share, compared to net income of $12,716,000, or $2.37 per diluted share, in 2025.

During 2026 and 2025, the Company experienced material delays in municipal entitlements, infrastructure availability, approvals and inspections, contractor schedules and utility response times in both the land development business segment and homebuilding business segment, which caused delays in construction and the realization of revenues and increases in cost of revenues. While construction and land costs remain elevated, the Company has been able to partially offset these cost increases through land and home price increases in 2026 and 2025. The rising cost of housing due to increases in average sales prices in recent years and the level of mortgage interest rates, coupled with general inflation in the U.S. economy and other macroeconomic factors, have placed pressure on overall housing affordability, negatively affecting demand and have caused many potential homebuyers to pause and reconsider their housing choices. In addition, any tariffs on goods used as inputs in the land development business segment or homebuilding business segment may result in further increases in the cost of housing and average sales prices. Given the affordability challenges and the resulting impact on demand, the Company has provided sales incentives on certain homes, reduced the sale prices of certain homes, reduced the size of lots and homes, opportunistically leased completed homes and slowed the pace of housing starts and land development projects. During 2026 and 2025, the Company reduced the number and scope of its active land development projects and delayed proceeding with certain new land development projects due to market headwinds and uncertainty, a more intentional focus on growing the homebuilding business segment and an increase in entitlement, contractor and infrastructure delays as compared to prior years. This is expected to result in a reduction of revenues from the sale of developed residential land during fiscal year 2027 as compared to 2026. Future economic conditions and the demand for land and homes are subject to continued uncertainty due to many factors, including macroeconomic factors, changes in mortgage interest rates, inflation, tariffs, supplies of new and existing home inventory available for sale, labor shortages and other factors. The Company’s past performance may not be indicative of future results.

Revenues. The following presents information on revenues (dollars in thousands):

	Year Ended April 30,		Increase
	2026	2025	(decrease)
Land sale revenues	$20,579	$25,648	$(5,069)	(20)%
Home sale revenues	28,711	21,248	7,463	35%
Other revenues	3,557	2,798	759	27%
Total	$52,847	$49,694	3,153	6%

●	The change in land sale revenues for 2026 compared to 2025 was primarily due to decreases in revenues from the sale of developed residential land offset in part by increases in revenues from the sale of developed commercial land and undeveloped land. The Company’s land sale revenues consist of (dollars in thousands):

	Year Ended April 30, 2026
	Acres Sold	Revenue	Revenue Per Acre[4]
Developed
Residential	16.8	$13,781	$820
Commercial	3.3	1,000	303
Total Developed	20.1	14,781	735
Undeveloped	567.4	5,798	10
Total	587.5	$20,579	35

	Year Ended April 30, 2025
	Acres Sold	Revenue	Revenue Per Acre[1]
Developed
Residential	28.6	$21,910	$766
Commercial	—	—	—
Total Developed	28.6	21,910	766
Undeveloped	690.4	3,738	5
Total	719.0	$25,648	36

The changes in the revenue per acre of developed residential land, developed commercial land and undeveloped land for 2026 compared to 2025 were primarily due to the location and mix of land sold. Revenues from the sale of undeveloped land included the sale in 2026 of 467 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,174,000 of revenue, to one purchaser and the sale in 2025 of 549 acres of contiguous undeveloped land in Sandoval County, New Mexico, representing $2,502,000 of revenue, to one purchaser. The Company does not expect the sale of the properties in the prior sentence to be indicative of future undeveloped land sale revenues.

●	The change in home sale revenues for 2026 compared to 2025 was primarily due to an increase in the number of homes sold and an increase in average selling price. The Company’s home sale revenues consist of (dollars in thousands):

	Year Ended April 30,
	2026	2025
Homes sold	65	50
Average selling price	$441	$425

As of April 30, 2026, the Company had 75 homes in production, including 24 homes under contract, which homes under contract represented $12,983,000 of expected home sale revenues (less any sales incentives associated with such contracts) when closed, subject to customer cancellations and change orders. As of April 30, 2025, the Company had 88 homes in production, including 28 homes under contract, which homes under contract represented $12,787,000 of expected home sale revenues (less any sales incentives associated with such contracts) when closed, subject to customer cancellations and change orders.

1 Revenue per acre may not calculate precisely due to the rounding of revenue to the nearest thousand dollars.

●	Other revenues consist of (in thousands):

	Year Ended April 30,
	2026	2025
Landscaping revenues	$2,394	$2,089
Miscellaneous other revenues	1,163	709
Total	$3,557	$2,798

Landscaping revenues consist of landscaping services provided by the Company primarily to homebuilders.

Miscellaneous other revenues for 2026 primarily consist of management fees for homeowners’ associations, residential rental revenues and billboard advertising revenues. Miscellaneous other revenues for 2025 primarily consist of extension fees for purchase contracts, management fees for homeowners’ associations and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Year Ended April 30,		Increase
	2026	2025	(decrease)
Land sale cost of revenues, net	$8,129	$12,361	$(4,232)
Home sale cost of revenues	21,823	16,812	5,011
Other cost of revenues	1,478	1,136	342
Total	$31,430	$30,309	1,121

●	Land sale cost of revenues, net consist of (in thousands):

	Year Ended April 30,
	2026	2025
Land sale cost of revenues	$10,504	$16,603
Less:
Public improvement district reimbursements	(900)	(1,183)
Private infrastructure covenant reimbursements	(434)	(518)
Payments for impact fee credits	(1,041)	(2,541)
Land sale cost of revenues, net	$8,129	$12,361

Land sale gross margins were 61% for 2026 compared to 52% for 2025. The change in gross margin was primarily due to changes in public improvement district reimbursements, private infrastructure covenant reimbursements and payments for impact fee credits and the location, size and mix of property sold.

●	The change in home sale cost of revenues for 2026 compared to 2025 was primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 24% for 2026 compared to 21% for 2025. The change in gross margin was primarily due to the location, size and mix of homes sold offset in part by increases in the amount of sales incentives to homebuyers and increases in the prices of building materials and skilled labor.
●	Other cost of revenues for 2026 and 2025 consist of the cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Year Ended April 30,		Increase
	2026	2025	(decrease)
Land development	$5,249	$3,847	$1,402	36%
Homebuilding	2,033	1,764	269	15%
Corporate	1,743	1,667	76	5%
Total	$9,025	$7,278	1,747	24%

●	The change in land development general and administrative expenses for 2026 compared to 2025 was primarily due to an increase in property taxes.
●	The change in homebuilding general and administrative expenses for 2026 compared to 2025 was primarily due to increases in professional services and payroll and benefits.
●	The change in corporate general and administrative expenses for 2026 compared to 2025 was primarily due to an increase in compensation expense.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in 2026 or 2025. Changes in economic and other market conditions may adversely impact the fair market value of the Company’s real estate inventory or investment assets, which could lead to impairment charges in future periods.

Interest Income, net. Interest income, net was $1,734,000 for 2026 and $1,622,000 for 2025. There were no interest or loan costs capitalized in real estate inventory in 2026 or 2025.

Income Taxes. The Company had a provision for income taxes of $3,838,000 for 2026 and $1,009,000 for 2025. The provision for income taxes for 2026 related to the amount of income before income taxes during the year. The provision for income taxes for 2025 related to the amount of income before income taxes during the year and to the reclassification of the balance of accumulated other comprehensive income (loss) to a benefit for income taxes. In connection with the termination of the Company’s defined benefit pension plan, $1,230,000 of income tax effects that remained in accumulated other comprehensive income (loss) were reclassified to a benefit for income taxes during 2025. Refer to Note 11 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding accumulated other comprehensive income (loss).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and restricted cash as follows (dollars in thousands):

	Year Ended April 30,		Increase
	2026	2025	(decrease)
Cash	$13,801	$10,651	$3,150	30%
U.S. Government Securities	38,526	28,815	9,711	34%
Restricted Cash	362	455	(93)	(20)%
Total	$52,689	$39,921	12,768	32%

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

The Company’s primary sources of funding for working capital requirements are cash flows from operations, a revolving line of credit, bank financing for specific real estate projects, interest income and existing balances of cash and cash equivalents. Land and homebuilding properties generally cannot be sold quickly, and the ability of the Company to sell properties has been and will continue to be affected by market conditions. The ability of the Company to generate cash flow from operations is primarily dependent upon its ability to sell the properties it has selected for disposition at the prices and within the timeframes the Company has established for each property. The development of additional lots for sale, construction of homes or commercial buildings for sale or lease or the pursuit of other real estate projects may require financing or other sources of funding, which may not be available on acceptable terms (or at all). If the Company is unable to obtain such financing, the Company’s results of operations could be adversely affected.

The Company expects the primary demand for funds in the future will be for the development and acquisition of land, construction of home and commercial projects and general and administrative expenses. In many instances, the development of land and construction of home and commercial projects are required to satisfy delivery obligations to customers. Further, the Company regularly evaluates property available for purchase from third parties for possible acquisition by the Company. To the extent the sources of capital described above are insufficient to meet its needs, the Company may conduct public or private offerings of securities, dispose of certain assets or draw on existing or new debt facilities. The Company believes that it has adequate cash and cash equivalents, bank financing and cash flows from operations to provide for its anticipated spending in its fiscal year ending April 30, 2027.

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

Restricted Cash. During the fiscal year ending April 30, 2024, the Company transferred $547,000, which was the amount of residual assets (after satisfying any pension plan liabilities) following termination of the Company’s defined benefit pension plan, from the defined benefit pension plan to the Company’s 401(k) retirement plan available for future awards to eligible employees. This amount that was transferred to the Company’s 401(k) retirement plan is recognized as restricted cash on the Company’s balance sheet. The Company utilized restricted cash of $137,000 and $92,000 during 2026 and 2025 to fund its 401(k) employer contributions. Refer to Note 11 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s 401(k) plan.

Cash Flow. The following presents information on cash flows (in thousands):

	Year Ended April 30,
	2026	2025
Net cash provided by operating activities	$12,878	$10,242
Net cash used in investing activities	(102)	(553)
Net cash used in financing activities	(8)	(9)
Increase in cash and cash equivalents and restricted cash	$12,768	$9,680

Notes payable decreased from $26,000 as of April 30, 2025 to $18,000 as of April 30, 2026 due to principal debt repayments. Refer to Note 6 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	April 30,		Increase
	2026	2025	(decrease)
Real estate inventory	$66,556	$66,750	$(194)	0%
Investment assets, net	16,174	14,880	1,294	9%
Other assets	3,691	2,939	752	26%
Deferred income taxes, net	5,772	8,969	(3,197)	(36)%
Accounts payable and accrued expenses	4,017	3,789	228	6%
Income taxes (payable) receivable, net	(104)	317	(421)	(133)%

●	Real estate inventory consists of (dollars in thousands):

	April 30,		Increase
	2026	2025	(decrease)
Land inventory	$54,843	$50,030	$4,813	10%
Homebuilding model and completed inventory	8,675	13,090	(4,415)	(34)%
Homebuilding construction in process	3,038	3,630	(592)	(16)%
Total	$66,556	$66,750

From April 30, 2025 to April 30, 2026, the change in land inventory was primarily due to land development activity and the acquisition of land offset in part by the sale of land, the change in homebuilding model and completed inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to a decrease in the number of homes that started construction. Refer to Note 2 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding real estate inventory.

●	Investment assets, net consist of (dollars in thousands):

	April 30,		Increase
	2026	2025	(decrease)
Land held for long-term investment	$8,482	$8,843	$(361)	(4)%
Owned real estate leased or intended to be leased	8,029	6,207	1,822	29%
Less accumulated depreciation	(337)	(170)	(167)	98%
Owned real estate leased or intended to be leased, net	7,692	6,037	1,655	27%
Total	$16,174	$14,880

As of April 30, 2026, the Company leased 28 homes to residential tenants. As of April 30, 2025, the Company leased 21 homes to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $167,000 for 2026 and $115,000 for 2025. Refer to Note 3 to the consolidated financial statements contained in this annual report on Form 10-K for detail regarding investment assets.

●	From April 30, 2025 to April 30, 2026:
o	The change in other assets was primarily due to increases in prepaid expenses related to cash collateral on deposit with municipalities and in miscellaneous assets related to accounts receivable.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes during the year.
o	The change in accounts payable and accrued expenses was primarily due to increases in accruals for property taxes and customer deposits offset in part by a decrease in trade payables.
o	The change in income taxes receivable, net was primarily due to the accrual of income taxes payable.

Off-Balance Sheet Arrangements. As of April 30, 2026 and April 30, 2025, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in this annual report on Form 10-K for a discussion of recently issued accounting pronouncements.

IMPACT OF INFLATION

The Company’s operations can be impacted by inflation. Inflation can cause increases in interest rates and the cost of land, materials, services and labor. Unless such increased costs are recovered through increased sales prices or improved operating efficiencies, operating margins will decrease. The Company’s homebuilding segment as well as homebuilders that are customers of the Company’s land development business segment face inflationary concerns that rising housing costs, including interest costs, may substantially outpace increases in the incomes of potential purchasers and make it difficult for them to purchase a new home or sell an owned home. If this situation were to exist, the demand for homes produced by the Company’s homebuilding segment could decrease and the demand for the Company’s land by homebuilder customers could decrease. As a result of inflationary pressures, the Company has experienced increases in the prices of labor and certain materials in 2026 and 2025. Inflation may also increase the Company’s financing costs. While the Company attempts to pass on to its customers increases in costs through increased sales prices, market forces may limit the Company’s ability to do so. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, the Company’s revenues, gross margins and net income could be adversely affected.

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

The forward-looking statements contained in this annual report on Form 10-K include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) anticipated development of the Company’s real estate holdings, (4) the development and construction of possible future commercial properties to be marketed to tenants, (5) the designs, pricing and levels of options and amenities with respect to the Company’s homebuilding operations, (6) the amount and timing of reimbursements under, and the general effectiveness of, the Company’s public improvement districts and private infrastructure reimbursement covenants, (7) the number of planned residential lots in the Company’s subdivisions, (8) estimates of the Company’s exposure to warranty claims and liabilities for litigation and legal claims, estimates of the cost to complete of common land development costs and the estimated relative sales values of individual parcels of land in connection with the allocation of common land development costs, (9) the adequacy of warranty reserves, subcontractor indemnities and third-party insurance to cover the ultimate resolution of any potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation, (10) the conditions resulting in homebuyer affordability challenges, (11) estimates and assumptions used in determining future cash flows of real estate projects, (12) the amount of revenues from the sale of developed residential land during the fiscal year ending April 30, 2027, (13) the backlog of homes under contract and in production and the dollar amount of expected sale revenues when such homes are closed, (14) the categorization of owned real estate leased or intended to be leased, (15) the effect of seasonality on the Company’s operations, (16) the categorization of homes and buildings leased or intended to be leased to third parties, (17) the effect of recent accounting pronouncements, (18) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (19) the Company’s belief that its compensation package and benefits offered to employees are competitive with others in the industry, (20) the future issuance of deferred stock units to directors of the Company, (21) the future business conditions that may be experienced by the Company, including the pace of the Company’s housing starts and land development projects, (22) the dilution to earnings per share that outstanding options to purchase shares of common stock of the Company may cause in the future, (23) the adequacy of the Company’s facilities, (24) the materiality of claims and legal actions, (25) projections of future earnings for the future recoverability of deferred tax assets and state net operating losses that are not expected to be realizable and (26) the Company’s belief that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the New York Stock Exchange. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of internal control over financial reporting as of April 30, 2026 based upon the criteria set forth in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment, management has concluded that, as of April 30, 2026, internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AMREP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMREP Corporation (the “Company”) as of April 30, 2026 and 2025 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the each of the years in the two-year period ended April 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

July 24, 2026

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2026 AND 2025

(Amounts in thousands, except share and per share amounts)

	2026	2025
ASSETS
Cash and cash equivalents	$52,327	$39,466
Restricted cash	362	455
Real estate inventory	66,556	66,750
Investment assets, net	16,174	14,880
Other assets	3,691	2,939
Income taxes (payable) receivable, net	(104)	317
Deferred income taxes, net	5,772	8,969
TOTAL ASSETS	$144,778	$133,776
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$4,017	$3,789
Notes payable	18	26
TOTAL LIABILITIES	4,035	3,815

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,305,199 at April 30, 2026 and 5,287,449 at April 30, 2025	531	528
Capital contributed in excess of par value	33,900	33,409
Retained earnings	106,312	96,024
TOTAL SHAREHOLDERS’ EQUITY	140,743	129,961
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,778	$133,776

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2026	2025
REVENUES:
Land sale revenues	$20,579	$25,648
Home sale revenues	28,711	21,248
Other revenues	3,557	2,798
Total revenues	52,847	49,694
COSTS AND EXPENSES:
Land sale cost of revenues, net	8,129	12,361
Home sale cost of revenues	21,823	16,812
Other cost of revenues	1,478	1,136
General and administrative expenses	9,025	7,278
Total costs and expenses	40,455	37,587
Operating income	12,392	12,107
Interest income, net	1,734	1,622
Other expense	—	(4)
Income before income taxes	14,126	13,725

Provision for income taxes	3,838	1,009
Net income	$10,288	$12,716

Earnings per share - basic	$1.93	$2.39
Earnings per share - diluted	$1.91	$2.37
Weighted average number of common shares outstanding – basic	5,337	5,318
Weighted average number of common shares outstanding – diluted	5,393	5,369

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended April 30,
	2026	2025
Net income	$10,288	$12,716
Other comprehensive income, net of tax:
Reclassification of the balance of accumulated other comprehensive loss to a benefit for income taxes	—	(1,230)

Other comprehensive income (loss)	—	(1,230)
Total comprehensive income	$10,288	$11,486

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Capital		Accumulated
			Contributed		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income	Total
Balance, May 1, 2024	5,271	$526	$32,986	$83,308	$1,230	$118,050
Issuance of restricted common stock	16	—	—	—	—	—
Stock compensation expense	—	2	283	—	—	285
Compensation related to issuance of option to purchase common stock	—	—	50	—	—	50
Issuance of deferred common stock units	—	—	90	—	—	90
Net income	—	—	—	12,716	—	12,716
Other comprehensive loss	—	—	—	—	(1,230)	(1,230)
Balance, April 30, 2025	5,287	$528	$33,409	$96,024	$—	$129,961
Issuance of restricted common stock	19	3	—	—	—	3
Stock compensation expense	—	—	351	—	—	351
Compensation related to issuance of option to purchase common stock	—	—	50	—	—	50
Issuance of deferred common stock units	—	—	90	—	—	90
Net income	—	—	—	10,288	—	10,288
Balance, April 30, 2026	5,306	$531	$33,900	$106,312	$—	$140,743

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,288	$12,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	312	179
Non-cash credits and charges:
Stock-based compensation	447	423
Deferred income tax provision	3,197	839
Changes in assets and liabilities:
Real estate inventory	361	(767)
Investment assets, net	(1,461)	(2,329)
Other assets	(992)	544
Accounts payable and accrued expenses	305	(1,073)
Income taxes (payable) receivable, net	421	(290)
Net cash provided by operating activities	12,878	10,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(102)	(583)
Proceeds from the sale of property and equipment	—	30
Net cash used in investing activities	(102)	(553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(8)	(9)
Net cash used in financing activities	(8)	(9)

Increase in cash, cash equivalents and restricted cash	12,768	9,680
Cash, cash equivalents and restricted cash, beginning of year	39,921	30,241
Cash, cash equivalents and restricted cash, end of year	$52,689	$39,921

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$502	$324

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

Fiscal year

The Company’s fiscal year ends on April 30. All references to 2026 and 2025 mean the fiscal years ended April 30, 2026 and 2025, unless the context otherwise indicates.

Revenue recognition

The Company accounts for land sale revenues, home sale revenues and other revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606 (Revenue from Contracts with Customers).

Land sale revenues: Revenues and cost of revenues from land sales are recognized when the parties are bound by the terms of a contract, consideration has been exchanged, control, title and other attributes of ownership have been conveyed to the buyer by means of a closing and the Company is not obligated to perform further significant development of the specific property sold. In general, the Company’s performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty.

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

Home sale revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. The Company’s performance obligation to deliver a home is generally satisfied in less than one year from the date a binding sale agreement is signed. In general, the Company’s performance obligation for each home sale is fulfilled upon the delivery of the completed home, which generally coincides with the receipt of cash consideration from the counterparty. If the Company’s performance obligations are not complete upon the home closing, the Company defers a portion of the home sale revenues related to the outstanding obligations and subsequently recognizes that revenue upon completion of such obligations. As of April 30, 2026 and April 30, 2025, deferred home sale revenues and costs related thereto were immaterial.

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

The Company offers homeowners a comprehensive third-party assurance warranty on each home. Estimates of the Company’s exposure to warranty claims are included within accrued expenses at the time home sale revenues are recognized.

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

Short-Term Investments

Short-term investments are held-to-maturity debt investments that have original maturities of greater than ninety days when purchased and remaining maturities of less than one year. Held-to-maturity debt investments are debt investments, such as certificates of deposit and U.S. government securities, that the Company has the positive intent and ability to hold to maturity. Held-to-maturity debt investments are recorded at their original purchase amount (and are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable) with interest payments recorded as income on the statement of operations. The Company did not have any short-term investments as of April 30, 2026 or April 30, 2025.

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

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes, which provides for enhanced transparency and decision usefulness of income tax disclosures. ASU 2023-09 was effective for the Company’s fiscal year ending April 30, 2026. The adoption of ASU 2023-09 by the Company did not have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Expenses (as modified by ASU 2025-01), which provides for disclosure of certain disaggregated information about expense captions that are presented on the income statement. ASU 2024-03 will be effective for the Company’s fiscal year ending April 30, 2028. The adoption of ASU 2024-03 by the Company is not expected to have a material effect on its consolidated financial statements.

Other than as described above, there are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its consolidated financial statements.

(2)          REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	April 30,
	2026	2025
Land inventory	$54,843	$50,030
Homebuilding model and completed inventory	8,675	13,090
Homebuilding construction in process	3,038	3,630
Total	$66,556	$66,750

Land inventory represents costs for land and improvements on land held for development or sale. Homebuilding model and completed inventory represents costs for residential homes that are completed and ready for sale. Homebuilding construction in process represents costs for residential homes being built.

No interest was capitalized in real estate inventory in 2026 or 2025. Real estate taxes of $99,000 and $90,000 were capitalized in real estate inventory in 2026 and 2025.

(3)          INVESTMENT ASSETS

Investment assets, net consist of (in thousands):

	April 30,
	2026	2025
Land held for long-term investment	$8,482	$8,843
Owned real estate leased or intended to be leased	8,029	6,207
Less accumulated depreciation	(337)	(170)
Owned real estate leased or intended to be leased, net	7,692	6,037
Total	$16,174	$14,880

Land held for long-term investment represents costs for property located in areas that are not planned to be developed in the near term and that has not been offered for sale in the normal course of business. Owned real estate leased or intended to be leased represents costs for homes and buildings leased or intended to be leased to third parties. As of April 30, 2026, the Company leased 28 homes to residential tenants. As of April 30, 2025, the Company leased 21 homes to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $167,000 for 2026 and $115,000 for 2025.

(4)          OTHER ASSETS

Other assets consist of (in thousands):

	April 30,
	2026	2025
Prepaid expenses	$1,166	$470
Miscellaneous assets	381	283
Property	2,160	2,060
Equipment	569	567
Less accumulated depreciation of property and equipment	(585)	(441)
Property and equipment, net	2,144	2,186
Total	$3,691	$2,939

Prepaid expenses as of April 30, 2026 primarily consist of land development cash collateralized performance guaranties and insurance. Prepaid expenses as of April 30, 2025 primarily consist of land development cash collateralized performance guaranties and insurance. Property includes a 7,000 square foot office building in Rio Rancho utilized by the Company’s land development business segment and homebuilding business segment. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $30,000 and $28,000 for 2026 and 2025. Depreciation expense associated with property and equipment was $145,000 and $102,000 for 2026 and 2025.

(5)          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	April 30,
	2026	2025
Land development and homebuilding operations
Accrued expenses	$2,203	$1,083
Trade payables	176	1,305
Customer deposits	925	833
	3,304	3,221
Corporate operations	713	568
Total	$4,017	$3,789

(6)          NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of April 30, 2026 (dollars in thousands):

		Principal Amount Available	Outstanding
		for New Borrowings	Principal Amount
		April 30,	April 30,
Loan Identifier	Lender	2026	2026	2025
Revolving Line of Credit	BOKF	$4,438	$—	$—
Equipment Financing	DC	—	18	26
Total		$4,438	$18	$26

	April 30, 2026
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	6.80%	$1,721	August 2028
Equipment Financing	2.35%	18	June 2028

	Principal Repayments		Capitalized Interest and Fees
	Year ended April 30,		Year ended April 30,
Loan Identifier	2026	2025	2026	2025
Revolving Line of Credit	$—	$—	$—	$—
Equipment Financing	8	9	—	—
Total	$8	$9	$—	$—

As of April 30, 2026, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Additional information regarding each of the above notes payable is provided below.

•

Revolving Line of Credit. AMREP Southwest Inc. (“ASW”), a subsidiary of AMREP Corporation, and BOKF, NA dba Bank of Albuquerque (“BOKF”) are parties to a loan agreement (as amended). The Loan Agreement is evidenced by a promissory note and is secured by a mortgage, security agreement and fixture filing with respect to property in the Paseo Gateway subdivision located in Rio Rancho. BOKF has agreed to lend up to $6,500,000 to ASW on a revolving line of credit basis for general corporate purposes, including up to $250,000 dedicated for use in connection with a company credit card. The outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to the one-month secured overnight financing rate as administered by the CME Group Benchmark Administration Limited plus a spread of 3.15%, adjusted monthly.

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

●	Equipment Financing. Rioscapes LLC (“Rioscapes”), a subsidiary of AMREP Corporation, and Deere & Company (“DC”) are parties to a loan contract - security agreement. The loan is secured by a security interest in certain construction equipment. DC lent $50,000 to Rioscapes on a non-revolving line of credit basis to fund the acquisition of the construction equipment. ASW guaranteed Rioscapes’s obligations under the loan. The principal is payable monthly based on a 72-month amortization and the outstanding principal amount of the loan may be prepaid at any time without penalty. Interest on the outstanding principal amount of the loan is payable monthly at the annual rate equal to 2.35%.

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

●	Loan Reserves. As of April 30, 2026 and April 30, 2025, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the loan reserves and credit card reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to April 30, 2026 (in thousands):

Fiscal Year	Scheduled Payments
2027	$8
2028	9
2029	1
Total	$18

(7)          REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Year Ended April 30,
	2026	2025
Landscaping revenues	$2,394	$2,089
Miscellaneous other revenues	1,163	709
Total	$3,557	$2,798

Landscaping revenues consist of landscaping services provided by the Company primarily to homebuilders.

Miscellaneous other revenues for 2026 primarily consist of management fees for homeowners’ associations, residential rental revenues and billboard advertising revenues. Miscellaneous other revenues for 2025 primarily consist of extension fees for purchase contracts, management fees for homeowners’ associations and residential rental revenues.

Major customers. A majority of land sale revenues were received from three customers during 2026 and three customers during 2025. Other than receivables for immaterial amounts (if any), there were no outstanding receivables from these customers as of April 30, 2026 or April 30, 2025. There was one customer that contributed in excess of 10% of the Company’s revenues for 2026. The revenues from such customer for 2026 were as follows: $8,954,000, with this revenue reported in the Company’s land development business segment. There were two customers that each contributed in excess of 10% of the Company’s revenues for 2025. The revenues from each such customer for 2025 were as follows: $11,809,000 and $6,028,000, with each of these revenues reported in the Company’s land development business segment.

(8)          COST OF REVENUES

Land sale cost of revenues, net consists of (in thousands):

	Year Ended April 30,
	2026	2025
Land sale cost of revenues	$10,504	$16,603
Less:
Public improvement district reimbursements	(900)	(1,183)
Private infrastructure covenant reimbursements	(434)	(518)
Payments for impact fee credits	(1,041)	(2,541)
Land sale cost of revenues, net	$8,129	$12,361

A portion of the Lomas Encantadas subdivision and a portion of the Enchanted Hills subdivision in Rio Rancho are subject to a public improvement district. The public improvement district reimburses the Company for certain on-site and off-site costs of developing the subdivisions by imposing a special levy on the real property owners within the district. The Company has accepted discounted prepayments of amounts due under the public improvement district. The Company instituted private infrastructure reimbursement covenants on various land development projects. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain on-site and off-site costs of developing the subject property by imposing a special levy on the real property owners subject to the covenants. The Company has accepted discounted prepayments of amounts due under the private infrastructure reimbursement covenants. Impact fees are charges or assessments payable by homebuilders to local governing authorities in order to generate revenue for funding or recouping the costs of capital improvements or facility expansions necessitated by and attributable to the new development. The Company receives credits, allowances, offsets and other vested rate benefits applicable to impact fees in connection with certain costs incurred by the Company in developing and entitling subdivisions, which the Company generally sells to homebuilders.

Home sale cost of revenues for 2026 and 2025 consist of the costs for residential homes that were sold.

Other cost of revenues for 2026 and 2025 consist of the cost of goods sold for landscaping services.

(9)          GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Year Ended April 30,
	2026	2025
Land development	$5,249	$3,847
Homebuilding	2,033	1,764
Corporate	1,743	1,667
Total	$9,025	$7,278

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

(11)          BENEFIT PLANS

Pension plan

During the fiscal year ending April 30, 2024, the Company transferred $547,000, which was the amount of residual assets (after satisfying any pension plan liabilities) following termination of the Company’s defined benefit pension plan, from the defined benefit pension plan to the Company’s 401(k) retirement plan available for future awards to eligible employees. This amount that was transferred to the Company’s 401(k) retirement plan is recognized as restricted cash on the Company’s balance sheet. The Company utilized restricted cash of $137,000 and $92,000 during 2026 and 2025 to fund its 401(k) employer contributions.

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

401(k)

The Company provides a 401(k) with a profit sharing plan as a retirement plan for eligible employees. Under the plan, eligible employees may contribute a portion of their annual pre-tax compensation, the Company will contribute 3% of each eligible employee’s annual pre-tax compensation each year and the Company may make discretionary contributions to eligible employees on a profit sharing basis. The Company utilized $137,000 and $92,000 of restricted cash to fund its 401(k) employer contribution for the calendar years ended December 31, 2025 and December 31, 2024.

Equity compensation plan

The AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”) authorizes stock-based awards of various kinds to non-employee directors and employees covering up to a total of 500,000 shares of common stock of the Company. The Equity Plan will expire by its terms on, and no award will be granted under the Equity Plan on or after, September 19, 2026. As of April 30, 2026, the Company had issued 159,251 shares of common stock of the Company under the Equity Plan and had reserved 122,011 shares of common stock of the Company under the Equity Plan for future issuance with respect to outstanding deferred stock units and an outstanding option to purchase shares, resulting in 218,738 shares of common stock of the Company available for future issuance under the Equity Plan.

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

The restricted share award activity for 2026 and 2025 was as follows:

		Weighted Average
	Number of	Grant Date Fair Value
Restricted share awards	Shares	Per Share
Non-vested as of May 1, 2024	30,468	15.55
Granted during 2025	16,140	21.79
Vested during 2025	(14,666)	14.27
Forfeited during 2025	—	—
Non-vested as of April 30, 2025	31,942	19.29
Granted during 2026	18,500	22.06
Vested during 2026	(15,715)	17.61
Forfeited during 2026	(750)	21.95
Non-vested as of April 30, 2026	33,977	21.52

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $357,000 and $311,000 for 2026 and 2025. As of April 30, 2026, there was $255,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

In November 2021, the Company granted Christopher V. Vitale, the President and Chief Executive Officer of the Company, an option to purchase 50,000 shares of common stock of the Company under the Equity Plan with an exercise price of $14.24 per share, which was the closing price on the New York Stock Exchange on the date of grant. The option will become exercisable for 100% of the option shares on November 1, 2026 if Mr. Vitale is employed by, or providing service to, the Company on such date. Subject to the definitions in the Equity Plan, in the event (a) Mr. Vitale has a termination of employment with the Company on account of death or disability, (b) the Company terminates Mr. Vitale’s employment with the Company for any reason other than cause or (c) of a change in control, then the option will become immediately exercisable for 100% of the option shares. The option has a term of ten years from the date of grant and terminates at the expiration of that period. The option automatically terminates upon: (i) the expiration of the three month period after Mr. Vitale ceases to be employed by the Company, if the termination of his employment by Mr. Vitale or the Company is for any reason other than as hereinafter set forth in clauses (ii), (iii) or (iv); (ii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company on account of Mr. Vitale’s disability; (iii) the expiration of the one year period after Mr. Vitale ceases to be employed by the Company, if Mr. Vitale dies while employed by the Company; or (iv) the date on which Mr. Vitale ceases to be employed by the Company, if the termination is for cause. If Mr. Vitale engages in conduct that constitutes cause after Mr. Vitale’s employment terminates, the option immediately terminates. Notwithstanding the foregoing, in no event may the option be exercised after the date that is immediately before the tenth anniversary of the date of grant. Except as described above, any portion of the option that is not exercisable at the time Mr. Vitale has a termination of employment with the Company immediately terminates. The fair value of the option was $252,000 as of the date of grant using the Black-Scholes fair value option valuation model. The following assumptions were used for determining the fair value of the option: expected volatility of 38.04%; average risk-free interest rate of 1.46%; dividend yield of 0%; and expected life of 7.5 years. As of April 30, 2026, the option has not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $50,000 in each of 2026 and 2025. As of April 30, 2026 and April 30, 2025, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

On December 31, 2025 and 2024, each non-employee member of the Company’s Board of Directors on such date was issued the number of deferred stock units of the Company under the Equity Plan equal to $30,000 divided by the closing price per share of Common Stock reported on the New York Stock Exchange on such date. Based on the closing price per share of $18.80 and $31.40 on December 31, 2025 and 2024, the Company issued a total of 4,785 and 2,865 deferred stock units to members of the Company’s Board of Directors. Each deferred stock unit represents the right to receive one share of Common Stock within 30 days after the first day of the month to follow such director’s termination of service as a director of the Company. Director compensation non-cash expense, which is recognized for the annual grant of deferred stock units to non-employee members of the Company’s Board of Directors ratably over the director’s service in office during the calendar year, was $90,000 for each of 2026 and 2025. At April 30, 2026 and 2025, there was $40,000 and $30,000 of accrued compensation expense related to the deferred stock units expected to be issued in December of the following fiscal year.

(12)        INCOME TAXES

All income from continuing operations before income taxes was attributable to U.S. domestic operations. The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2026	2025
Current:
Federal	$642	$(994)
State and local	—	(66)
	642	(1,060)
Deferred:
Federal	2,635	2,082
State and local	561	(13)
	3,196	2,069
Total provision for income taxes	$3,838	$1,009

The components of the net deferred income taxes are as follows (in thousands):

	April 30,
	2026	2025
Deferred income tax assets:
State tax loss carryforwards	$2,009	$2,701
U.S. federal NOL carryforward	4,330	6,819
Vacation accrual	58	32
Real estate basis differences	2,581	2,419
Other	492	420
Total deferred income tax assets	9,470	12,391

Deferred income tax liabilities:
Depreciable assets	(128)	(40)
Deferred gains on investment assets	(2,400)	(2,401)
Other	(43)	(48)
Total deferred income tax liabilities	(2,571)	(2,489)
Valuation allowance for realization of certain deferred income tax assets	(1,127)	(933)
Net deferred income tax asset	$5,772	$8,969

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

The Company has federal net operating loss carryforwards of $20,620,000 as of April 30, 2026, which do not have an expiration. The Company has state net operating loss carryforwards of $46,843,000 as of April 30, 2026 that expire beginning in the fiscal year ending April 30, 2038.

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

Effective May 1, 2025, the Company adopted ASU 2023-09, Income Taxes, on a prospective basis starting with the year ended April 30, 2026. The disclosures for the year ended April 30, 2025 have not been restated and reflect the requirements in effect for that period.

The following tables reconcile taxes computed at the U.S. federal statutory income tax rate from continuing operations to the Company’s actual tax provision (dollars in thousands):

	Year Ended April 30, 2026
	Amount	Percent
Computed tax provision at statutory rate	$2,988	21.0%
State and local income tax, net of federal income tax effect	567	4.0%
Effect of changes in tax laws or rates enacted in the current period	61	0.4%
Changes in valuation allowances	193	1.4%
Other reconciling items	29	0.2%
Actual tax provision (benefit) / effective tax rate	$3,838	27.0%

Year Ended April 30,
2025
Computed tax provision at statutory rate	$2,876
Increase (reduction) in tax resulting from:
Deferred tax rate changes	64
Change in valuation allowances	(56)
State income taxes, net of federal income tax effect	499
Permanent items	(258)
Other comprehensive loss, net of tax	(1,230)
Other	(886)
Actual tax provision (benefit)	$1,009

For the years ended April 30, 2026 and April 30, 2025, state and local income tax primarily reflected taxes originating in New Mexico, which constituted the majority of the state and local tax category.

For the year ended April 30, 2026, income taxes paid, net of refunds received, were $502,000, which consisted of $500,000 paid to the U.S. federal government and $2,000 paid to state and local jurisdictions. No individual state or foreign jurisdiction accounted for 5% or more of the total income taxes paid, net of refunds.

The Company is subject to U.S. federal income taxes and various state and local income taxes. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Federal tax returns prior to the fiscal year ended April 30, 2020 are no longer subject to examination due to the expiration of the applicable statute of limitations. State tax returns prior to the fiscal year ended April 30, 2023 are no longer subject to examination due to the expiration of the applicable statutes of limitations. Tax years in which net operating losses were generated may remain subject to examination to the extent the carryforwards are utilized in open years, notwithstanding the general statute of limitations.

ASC Topic 740 (Income Taxes) clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The Company has no unrecognized tax benefits as of April 30, 2026 and April 30, 2025.

The Company has elected to include interest and penalties in its income tax expense. The Company had no accrued interest or penalties as of April 30, 2026 and April 30, 2025.

(13)        COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases an office and office equipment in Pennsylvania and office equipment in New Mexico. The leases are generally non-cancelable operating leases with an initial term of two to five years. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease agreements do not contain any residual value guarantees or material restrictive covenants. As of April 30, 2026, right-of-use assets and lease liabilities were $144,000 and $149,000. As of April 30, 2025, right-of-use assets and lease liabilities were $39,000 and $42,000. Total operating lease expense was $64,000 and $58,000 for 2026 and 2025.

Remaining operating lease payments for these leases subsequent to April 30, 2026 are $24,000 in fiscal year 2027, $26,000 in fiscal year 2028, $27,000 in fiscal year 2029, $29,000 in fiscal year 2030, $31,000 in fiscal year 2031 and $11,000 in fiscal year 2032. Remaining operating lease payments had imputed interest resulting in a present value of these lease liabilities of $120,000 as of April 30, 2026. For 2026, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 5.34 years and 6.77%. For 2025, the weighted average remaining lease term and weighted average discount rate of the Company’s operating leases were 1.34 years and 5.50%. The lease contracts for the Company generally do not provide a readily determinable implicit rate. For these contracts, the Company estimated the incremental borrowing rate based on information available upon the adoption of ASU 2016-02. The Company applied a consistent method in periods after the adoption of ASU 2016-02 to estimate the incremental borrowing rate.

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

Changes in warranty reserves are as follows (in thousands):

	Year Ended April 30,
	2026	2025
Balance at beginning of period	$259	$174
Warranty issued during period	143	105
Change in pre-existing reserves	—	—
Warranty expenditures during period	(16)	(20)
Balance at end of period	$386	$259

Security for Performance Obligations

The Company is required from time to time to provide security (such as letters of credit, reserve letters, surety bonds or cash collateral) for performance obligations in support of the Company’s land development and homebuilding obligations to municipalities related to the construction of improvements in subdivisions. Cash collateral on deposit with municipalities is included in other assets within the consolidated balance sheets. In the event any letter of credit, reserve letter or surety bond is drawn, the Company would be obligated to reimburse the issuer of the letter of credit, reserve letter or surety bond. As of April 30, 2026, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) cash collateral of $338,000 on deposit with municipalities. As of April 30, 2025, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $1,812,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) cash collateral of $229,000 on deposit with a municipality.

Litigation

The Company may be subject to various lawsuits and legal claims. Certain of the liabilities resulting from these actions may be covered in whole or in part by insurance. The Company establishes liabilities for litigation and legal claims when such matters are both probable of occurring and any potential loss is reasonably estimable. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. To the extent the liability arising from the ultimate resolution of any lawsuit or legal claim exceeds the estimates reflected in the recorded reserves relating to such matter, the Company would incur additional charges and these charges might be significant. The Company cannot predict or determine with certainty the timing or final outcome of any lawsuit or legal claim or the effect that any adverse findings or determinations in any lawsuit or legal claim may have on the Company. The legal costs associated with any lawsuit or legal claim and the amount of time required to be spent by management and the Company’s Board of Directors on these matters, even if the Company is ultimately successful, could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. The Company has not accrued any amounts related to litigation matters as of April 30, 2026 or April 30, 2025.

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

	Year Ended April 30,
	2026	2025
Numerator:
Net income	$10,288	$12,716

Denominator:
Weighted average number of common shares outstanding – basic	5,337	5,318

Earnings per share – basic	$1.93	$2.39

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

	Year Ended April 30,
	2026	2025
Numerator:
Net income	$10,288	$12,716

Denominator:
Weighted average number of common shares outstanding – basic	5,337	5,318
Dilutive effect of unvested shares of restricted common stock	33	31
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	23	20
Weighted average number of common shares outstanding – diluted	5,393	5,369

Earnings per share – diluted	$1.91	$2.37

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

With respect to the tables below, (1) revenue information provided for the land development segment includes certain amounts classified as home sale revenues in the accompanying consolidated statements of operations, (2) general and administrative expenses primarily relate to payroll, employee benefits and professional expenses and (3) segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities and tax assets.

The following table sets forth summarized data relative to the industry segments in which the Company operated for 2026 (in thousands):

	Land
For the Year Ended April 30, 2026	Development	Homebuilding	Consolidated
Revenues	$29,235	$23,612	$52,847
Cost of Revenues	13,948	17,482	31,430
General and administrative expenses	5,249	2,033	7,282
Segment profit (loss)	10,038	4,097	14,135
Interest income, net			1,734

Unallocated amounts:
Other corporate general and administrative expenses			(1,743)

Income before income taxes			$14,126

Segment assets as of April 30, 2026	$119,943	$22,546
Depreciation and amortization for the year ended April 30, 2026	$311	$30
Capital expenditures for the year ended April 30, 2026	$—	$102

The following table sets forth summarized data relative to the industry segments in which the Company operated for 2025 (in thousands):

	Land
For the Year Ended April 30, 2025	Development	Homebuilding	Consolidated
Revenues	$32,257	$17,437	$49,694
Cost of Revenues	17,081	13,228	30,309
General and administrative expenses	3,847	1,764	5,611
Segment profit (loss)	11,329	2,445	13,774
Interest income, net			1,622
Other expense			(4)

Unallocated amounts:
Other corporate general and administrative expenses			(1,667)

Income before income taxes			$13,725

Segment assets as of April 30, 2025	$106,138	$22,913
Depreciation and amortization for the year ended April 30, 2025	$212	$15
Capital expenditures for the year ended April 30, 2025	$504	$79

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. As a result of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of April 30, 2026 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 9B.          Other Information

During the three months ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non - Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 (a) of Regulation S-K.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of Directors”, “The Board of Directors and its Committees” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference. In addition, information concerning the Company’s executive officers is included in Part I above under the caption “Information about the Company’s Executive Officers.”

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)                        1. Financial Statements. The following consolidated financial statements and supplementary financial information are filed as part of this annual report on Form 10-K:

AMREP Corporation and Subsidiaries:

●	Management’s Annual Report on Internal Control Over Financial Reporting
●	Report of Independent Registered Public Accounting Firm dated July 24, 2026 – Rosenberg Rich Baker Berman, P.A. (PCAOB ID #89)
●	Consolidated Balance Sheets – April 30, 2026 and 2025
●	Consolidated Statements of Operations for the Years Ended April 30, 2026 and April 30, 2025
●	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2026 and April 30, 2025
●	Consolidated Statements of Shareholders’ Equity for the Years Ended April 30, 2026 and April 30, 2025
●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2026 and April 30, 2025
●	Notes to Consolidated Financial Statements

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

Dated: July 24, 2026

	By:	/s/ Adrienne M. Uleau
	Name:	Adrienne M. Uleau
	Title:	Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher V. Vitale Christopher V. Vitale	President, Chief Executive Officer and Director (Principal Executive Officer)	July 24, 2026
/s/ Adrienne M. Uleau Adrienne M. Uleau	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	July 24, 2026
/s/ Edward B. Cloues, II Edward B. Cloues, II	Director	July 24, 2026
/s/ Timothy S. McNaney Timothy S. McNaney	Director	July 24, 2026
/s/ Robert E. Robotti Robert E. Robotti	Director	July 24, 2026
/s/ Albert V. Russo Albert V. Russo	Director	July 24, 2026

EXHIBIT INDEX
NUMBER	ITEM
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed September 14, 2016)
3.2	Bylaws, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 26, 2026)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act. (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed July 25, 2023)
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

10.9

Revolving Line of Credit Promissory Note, dated February 3, 2021, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.10

First Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2022, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 16, 2022)

10.11

Second Amended and Restated Revolving Line of Credit Promissory Note, dated August 15, 2025, by AMREP Southwest Inc. in favor of BOKF, NA dba Bank of Albuquerque. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 19, 2025)

10.12

Line of Credit Mortgage, Security Agreement and Fixture Filing, dated as of February 3, 2021, between BOKF, NA dba Bank of Albuquerque and AMREP Southwest Inc. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 3, 2021)

10.16 (a)	AMREP Corporation 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.17 (a)	Form of Deferred Stock Unit Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.18 (a)	Form of Restricted Stock Award Agreement under the 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 16, 2016)
10.19 (a)

Employment Agreement, dated November 1, 2021, by and between AMREP Corporation and Christopher V. Vitale. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

10.20	(a)

Stock Option Grant, dated as of November 1, 2021, delivered by AMREP Corporation to Christopher V. Vitale. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 2, 2021)

19		Insider Trading Policy of AMREP Corporation. (Incorporated by reference to Exhibit 19 to Registrant’s Annual Report on Form 10-K filed July 25, 2025)
21	(b)	Subsidiaries of Registrant.
23.1	(b)	Consent of Rosenberg Rich Baker Berman, P.A.
31.1	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	(b)	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	(b)	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
97		Incentive-Based Compensation Recovery Policy, effective September 7, 2023 (Incorporated by reference to Exhibit 97 to Registrant’s Annual Report on Form 10-K filed July 23, 2024)
101.INS		Inline XBRL Instance Document.
101.SCH		Inline XBRL Taxonomy Extension Schema.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(a)  Management contract or compensatory plan or arrangement in which directors or officers participate.

(b)  Filed herewith.