Form 10-Q
period 2026-07-31
AMREP CORP.
filed 2026-09-11
CIK 6207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Number of Shares of Common Stock, par value $.10 per share, outstanding at September 9, 2026 – 5,324,849.

AMREP CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	July 31,	April 30,
	2026	2026
	(Unaudited)
ASSETS
Cash and cash equivalents	$48,684	$52,327
Restricted cash	366	362
Real estate inventory	68,888	66,556
Investment assets, net	18,107	16,174
Other assets	3,848	3,691
Deferred income taxes, net	5,763	5,772
TOTAL ASSETS	$145,656	$144,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$4,424	$4,017
Notes payable	17	18
Income taxes payable, net	104	104
TOTAL LIABILITIES	4,545	4,139

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value; shares authorized – 20,000,000; shares issued – 5,324,849 at July 31, 2026 and 5,305,199 at April 30, 2026	532	531
Capital contributed in excess of par value	33,991	33,900
Retained earnings	106,588	106,312
TOTAL SHAREHOLDERS’ EQUITY	141,111	140,743
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$145,656	$144,882

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended July 31, 2026 and 2025

(Amounts in thousands, except per share amounts)

	Three Months Ended July 31,
	2026	2025
REVENUES:
Land sale revenues	$173	$7,494
Home sale revenues	4,881	9,570
Other revenues	997	787
Total revenues	6,051	17,851

COSTS AND EXPENSES:
Land sale cost of revenues, net	(400)	2,352
Home sale cost of revenues	3,775	7,180
Other cost of revenues	431	326
General and administrative expenses	2,408	1,847
Total costs and expenses	6,214	11,705
Operating (loss) income	(163)	6,146

Interest income, net	448	456
Income before income taxes	285	6,602

Provision for income taxes	9	1,910
Net income	$276	$4,692

Earnings per share – basic	$0.05	$0.88
Earnings per share – diluted	$0.05	$0.87
Weighted average number of common shares outstanding – basic	5,337	5,326
Weighted average number of common shares outstanding – diluted	5,393	5,375

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended July 31, 2026 and 2025

(Amounts in thousands)

			Capital
			Contributed
	Common Stock		in Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balance, May 1, 2026	5,306	$531	$33,900	$106,312	$140,743
Issuance of restricted common stock	19	1	—	—	1
Stock compensation expense	—	—	79	—	79
Compensation related to issuance of option to purchase common stock	—	—	12	—	12
Net income	—	—	—	276	276
Balance, July 31, 2026	5,325	$532	$33,991	$106,588	$141,111

Balance, May 1, 2025	5,287	$528	$33,409	$96,024	$129,961
Issuance of restricted common stock	19	3	—	—	3
Stock compensation expense	—	—	60	—	60
Compensation related to issuance of option to purchase common stock	—	—	13	—	13
Net income	—	—	—	4,692	4,692
Balance, July 31, 2025	5,306	$531	$33,482	$100,716	$134,729

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended July 31, 2026 and 2025

(Amounts in thousands)

	Three Months Ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$276	$4,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78	78
Non-cash credits and charges:
Stock-based compensation	121	100
Deferred income tax provision	9	1,677
Changes in assets and liabilities:
Real estate inventory	(2,291)	1,968
Investment assets, net	(1,974)	(1,030)
Other assets	(238)	(297)
Accounts payable and accrued expenses	385	2,104
Income taxes payable, net	—	233
Net cash provided by (used in) operating activities	(3,634)	9,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(4)	(20)
Net cash used in investing activities	(4)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(1)	(2)
Net cash used in financing activities	(1)	(2)

(Decrease) increase in cash, cash equivalents and restricted cash	(3,639)	9,503
Cash, cash equivalents and restricted cash, beginning of period	52,689	39,921
Cash, cash equivalents and restricted cash, end of period	$49,050	$49,424

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$—	$502

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMREP CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2026 and 2025

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, considered necessary to reflect a fair statement of the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of what may occur in future periods. Unless the context otherwise indicates, all references to 2027 and 2026 are to the fiscal years ending April 30, 2027 and 2026.

The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended April 30, 2026, which was filed with the SEC on July 24, 2026 (the “2026 Form 10-K”). The significant accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the 2026 Form 10-K.

Other than as provided in Note 1 to the consolidated financial statements contained in the 2026 Form 10-K, there are no new accounting standards or updates to be adopted that the Company currently believes might have a significant impact on its unaudited condensed consolidated financial statements.

(2)REAL ESTATE INVENTORY

Real estate inventory consists of (in thousands):

	July 31,	April 30,
	2026	2026
Land inventory	$57,165	$54,843
Homebuilding model and completed inventory	6,283	8,675
Homebuilding construction in process	5,440	3,038
Total	$68,888	$66,556

Refer to Note 2 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding real estate inventory. No interest was capitalized in real estate inventory for the three months ended July 31, 2026 or July 31, 2025. Real estate taxes capitalized in real estate inventory were $23,000 and $11,000 for the three months ended July 31, 2026 and July 31, 2025.

(3)INVESTMENT ASSETS, NET

Investment assets, net consist of (in thousands):

	July 31,	April 30,
	2026	2026
Land held for long-term investment	$8,481	$8,482
Owned real estate leased or intended to be leased	10,004	8,029
Less accumulated depreciation	(378)	(337)
Owned real estate leased or intended to be leased, net	9,626	7,692
Total	$18,107	$16,174

Refer to Note 3 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding investment assets, net. As of July 31, 2026, the Company leased 30 homes to residential tenants. As of April 30, 2026, the Company leased 28 homes to residential tenants. Depreciation associated with owned real estate leased or intended to be leased was $41,000 and $39,000 for the three months ended July 31, 2026 and July 31, 2025.

(4)OTHER ASSETS

Other assets consist of (in thousands):

	July 31,	April 30,
	2026	2026
Prepaid expenses	$1,222	$1,166
Miscellaneous assets	514	381
Property	2,165	2,160
Equipment	569	569
Less accumulated depreciation of property and equipment	(622)	(585)
Property and equipment, net	2,112	2,144
Total	$3,848	$3,691

Prepaid expenses as of July 31, 2026 and April 30, 2026 primarily consist of land development cash collateralized performance guaranties and insurance. Amortized lease cost for right-of-use assets associated with the leases of office facilities was $6,000 and $7,000 for the three months ended July 31, 2026 and July 31, 2025. Depreciation expense associated with property and equipment was $37,000 and $39,000 for the three months ended July 31, 2026 and July 31, 2025.

(5)ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of (in thousands):

	July 31,	April 30,
	2026	2026
Land development and homebuilding operations
Accrued expenses	$1,727	$2,203
Trade payables	865	176
Customer deposits	691	642
Employee benefits	184	155
	3,467	3,176
Corporate operations	957	841
Total	$4,424	$4,017

(6)NOTES PAYABLE

The following tables present information on the Company’s notes payable in effect as of July 31, 2026 (dollars in thousands):

		Principal Amount
		Available for	Outstanding Principal
		New Borrowings	Amount
		July 31,	July 31,	April 30,
Loan Identifier	Lender	2026	2026	2026
Revolving Line of Credit	BOKF	$6,142	$—	$—
Equipment Financing	DC	—	17	18
Total		$6,142	$17	$18

	July 31, 2026
	Interest	Mortgaged Property	Scheduled
Loan Identifier	Rate	Book Value	Maturity
Revolving Line of Credit	6.83%	$1,721	August 2028
Equipment Financing	2.35%	17	June 2028

	Principal Repayments
	Three Months Ended
	July 31,
Loan Identifier	2026	2025
Revolving Line of Credit	$—	$—
Equipment Financing	1	2
Total	$1	$2

There were no capitalized interest and fees for the three months ended July 31, 2026 and July 31, 2025 for the Company’s notes payable in effect as of July 31, 2026. As of July 31, 2026, the Company was in compliance with the financial covenants contained in the loan documentation for the then outstanding notes payable. Refer to Note 6 to the consolidated financial statements contained in the 2026 Form 10-K for detail about the above notes payable.

As of July 31, 2026, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $107,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) $250,000 reserved under its Revolving Line of Credit for credit card usage. The amounts under the loan reserves and credit card reserve are not reflected as outstanding principal in notes payable.

The following table summarizes the notes payable scheduled principal repayments subsequent to July 31, 2026 (in thousands):

Fiscal Year	Scheduled Payments
2027	$5
2028	11
2029	1
Total	$17

(7)REVENUES

Land sale revenues. Land sale revenues are sales of developed residential land, developed commercial land and undeveloped land.

Home sale revenues. Home sale revenues are sales of homes constructed and sold by the Company.

Other revenues. Other revenues consist of (in thousands):

	Three Months Ended
	July 31,
	2026	2025
Landscaping revenues	$711	$541
Miscellaneous other revenues	286	246
Total	$997	$787

Refer to Note 7 to the consolidated financial statements contained in the 2026 Form 10-K for detail about the categories of other revenues.

Miscellaneous other revenues for the three months ended July 31, 2026 primarily consist of management fees for homeowners’ associations, residential rental revenues and billboard advertising revenues. Miscellaneous other revenues for the three months ended July 31, 2025 primarily consist of management fees for homeowners’ associations and residential rental revenues.

Major customers. A substantial majority of land sale revenues was received from three customers during the three months ended July 31, 2025. Other than receivables for immaterial amounts (if any), there were no outstanding receivables from these customers as of July 31, 2025. There was one customer that contributed in excess of 10% of the Company’s revenues for the three months ended July 31, 2026. The revenues from this customer for the three months ended July 31, 2026 were $724,000, with this revenue being reported in the Company’s homebuilding business segment. There was one customer that contributed in excess of 10% of the Company’s revenues for the three months ended July 31, 2025. The revenues from this customer for the three months ended July 31, 2025 were $2,524,000, with this revenue being reported in the Company’s land development business segment.

(8)COST OF REVENUES

Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended
	July 31,
	2026	2025
Land sale cost of revenues	$26	$3,125
Less:
Public improvement district reimbursements	(374)	(305)
Private infrastructure covenant reimbursements	(52)	(101)
Payments for impact fee credits	—	(367)
Land sale cost of revenues, net	$(400)	$2,352

Refer to Note 8 to the consolidated financial statements contained in the 2026 Form 10-K for detail about land sale cost of revenues, net.

Home sale cost of revenues for each of the three months ended July 31, 2026 and July 31, 2025 consist of the costs for residential homes that were sold.

Other cost of revenues for each of the three months ended July 31, 2026 and July 31, 2025 consist of the cost of goods sold for landscaping services.

(9)GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of (in thousands):

	Three Months Ended
	July 31,
	2026	2025
Land development	$1,410	$988
Homebuilding	512	447
Corporate	486	412
Total	$2,408	$1,847

(10)BENEFIT PLANS

Refer to Note 11 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding the AMREP Corporation 2016 Equity Compensation Plan (the “Equity Plan”). The summary of the restricted share award activity for the three months ended July 31, 2026 presented below represents the maximum number of shares that could become vested after that date:

Number of
Restricted share awards	Shares
Non-vested as of April 30, 2026	33,977
Granted during the three months ended July 31, 2026	19,650
Vested during the three months ended July 31, 2026	(16,713)
Forfeited during the three months ended July 31, 2026	—
Non-vested as of July 31, 2026	36,914

The Company recognized non-cash compensation expense related to the vesting of restricted shares of common stock net of forfeitures of $79,000 and $64,000 for the three months ended July 31, 2026 and July 31, 2025. As of July 31, 2026, there was $677,000 of unrecognized compensation expense related to restricted shares of common stock previously issued under the Equity Plan which had not vested, which is expected to be recognized over the remaining vesting term not to exceed three years.

Refer to Note 11 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding the option to purchase 50,000 shares of common stock of the Company under the Equity Plan. As of July 31, 2026, the option had not been exercised, cancelled or forfeited. The Company recognized non-cash compensation expense related to the option of $12,000 and $13,000 for the three months ended July 31, 2026 and July 31, 2025. As of July 31, 2026 and July 31, 2025, the option was in-the-money and therefore was included in “weighted average number of common shares outstanding – diluted” when calculating diluted earnings per share.

Director compensation non-cash expense, which is recognized for the annual grant of deferred common share units to non-employee members of the Company’s Board of Directors ratably over each director’s service in office during the calendar year, was $30,000 for the three months ended July 31, 2026 and $23,000 for the three months ended July 31, 2025. As of July 31, 2026, there was $70,000 of accrued compensation expense related to the deferred common share units expected to be issued in December 2026. As of July 31, 2025, there was $53,000 of accrued compensation expense related to the deferred common share units issued in December 2025.

(11)COMMITMENTS AND CONTINGENCIES

Refer to Note 13 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding the Company’s warranty reserves, security for performance obligations and litigation.

Warranty Reserves. Changes in warranty reserves are as follows (in thousands):

	Three Months Ended
	July 31,
	2026	2025
Balance at beginning of period	$386	$259
Warranty issued during period	25	49
Change in pre-existing reserves	—	—
Warranty expenditures during period	(1)	(5)
Balance at end of period	$410	$303

Security for Performance Obligations. As of July 31, 2026, the Company had (a) loan reserves outstanding under its Revolving Line of Credit in the aggregate principal amount of $107,000 in favor of a municipality guarantying the completion of improvements in a subdivision being constructed by the Company and (b) cash collateral of $336,000 on deposit with municipalities.

Litigation. The Company has not accrued any amounts related to litigation matters as of July 31, 2026 or July 31, 2025.

(12)EARNINGS PER SHARE

Refer to Note 14 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding the calculation of earnings per share – basic and earnings per share – diluted.

The components of earnings per share – basic are as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	July 31,
	2026	2025
Numerator:
Net income	$276	$4,692
Denominator:
Weighted average number of common shares outstanding – basic	5,337	5,326
Earnings per share – basic	$0.05	$0.88

The components of earnings per share – diluted are as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	July 31,
	2026	2025
Numerator:
Net income	$276	$4,692
Denominator:
Weighted average number of common shares outstanding – basic	5,337	5,326
Dilutive effect of unvested shares of restricted common stock	34	31
Dilutive effect of shares issuable upon the exercise of stock options that are in-the-money	22	18
Weighted average number of common shares outstanding – diluted	5,393	5,375

Earnings per share – diluted	$0.05	$0.87

(13)TRANSACTIONS WITH RELATED PERSON

The Company has instituted private infrastructure reimbursement covenants on various land development projects. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain costs of developing a property by imposing an assessment on the real property owners subject to the covenants. The Company agreed to share a portion of the collected assessments from private infrastructure reimbursement covenants for two land development projects with TV Investments, LLC (“TVI”) in October 2021 and April 2024. TVI is 50% owned by an entity wholly-owned by Timothy S. McNaney, who became a member of the Company’s Board of Directors in January 2026. In June 2026, (i) the Company and TVI terminated the October 2021 agreement and the April 2024 agreement and (ii) the Company paid TVI $201,000 with respect to the termination of the October 2021 agreement (of which $100,500 represents Mr. McNaney’s interest in the transaction) and $114,000 with respect to the termination of the April 2024 agreement (of which $57,000 represents Mr. McNaney’s interest in the transaction).

(14)INFORMATION ABOUT THE COMPANY’S OPERATIONS IN DIFFERENT REPORTABLE SEGMENTS

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

The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer. The two segments have been identified based on the way in which financial information is regularly reviewed by the CODM to assess financial performance and allocate resources. The CODM uses each segment’s profit (loss) in assessing segment performance and deciding how to allocate resources. The CODM does not use each segment’s assets, depreciation and amortization, or capital expenditures in assessing segment performance or deciding how to allocate resources. The Company incurs general and administrative expenses associated with certain corporate functions, which are not specific to a particular segment.

With respect to the tables below, (1) revenue information provided for the land development segment includes certain amounts classified as home sale revenues in the accompanying consolidated statements of operations and (2) general and administrative expenses primarily relate to payroll, employee benefits and professional expenses.

The following table sets forth summarized data relative to the industry segments in which the Company operated for the three months ended July 31, 2026 (in thousands):

For the Three Months Ended	Land
July 31, 2026	Development	Homebuilding	Consolidated
Revenues	$1,810	$4,241	$6,051
Cost of Revenues	567	3,239	3,806
General and administrative expenses	1,410	512	1,922
Segment profit (loss)	(167)	490	323
Interest income, net			448
Unallocated amounts:
Other corporate general and administrative expenses			(486)
Income before income taxes			$285

The following table sets forth summarized data relative to the industry segments in which the Company operated for the three months ended July 31, 2025 (in thousands):

For the Three Months Ended	Land
July 31, 2025	Development	Homebuilding	Consolidated
Revenues	$9,701	$8,150	$17,851
Cost of Revenues	3,906	5,952	9,858
General and administrative expenses	988	447	1,435
Segment profit (loss)	4,807	1,751	6,558
Interest income, net			456
Unallocated amounts:
Other corporate general and administrative expenses			(412)
Income before income taxes			$6,602

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AMREP Corporation (the “Company”), through its subsidiaries, is primarily engaged in two business segments: land development and homebuilding. The Company has no foreign sales or activities outside the United States. Unless the context otherwise indicates, all references to the Company in this quarterly report on Form 10-Q include the Company and its subsidiaries. The following provides information that management believes is relevant to an assessment and understanding of the Company’s unaudited condensed consolidated results of operations and financial condition. The information contained in this Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included in this report on Form 10-Q and with the Company’s annual report on Form 10-K for the year ended April 30, 2026, which was filed with the Securities and Exchange Commission on July 24, 2026 (the “2026 Form 10-K”). Many of the amounts and percentages presented in this Item 2 have been rounded for convenience of presentation. Unless the context otherwise indicates, all references to 2027 and 2026 are to the fiscal years ending April 30, 2027 and 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2026 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the 2026 Form 10-K. The preparation of the unaudited condensed consolidated financial statements included in this report on Form 10-Q required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates and assumptions.

The Company’s critical accounting policies, assumptions and estimates are described in Item 7 of Part II of the 2026 Form 10-K. There have been no changes in these critical accounting policies.

Information concerning the Company’s implementation and the impact of recent accounting standards or updates issued by the Financial Accounting Standards Board is included in the notes to the consolidated financial statements contained in the 2026 Form 10-K and in the notes to the unaudited condensed consolidated financial statements included in this report on Form 10-Q. The Company did not adopt any accounting policies during the three months ended July 31, 2026 that had a material effect on its unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2026, the Company had net income of $276,000, or $0.05 per diluted share, compared to net income of $4,692,000, or $0.87 per diluted share, for the three months ended July 31, 2025.

Except as described herein, there have been no material changes to the Company’s commentary on market conditions and outlook and the Company’s response thereto as reflected in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2026 Form 10-K.

Revenues. The following presents information on revenues (dollars in thousands):

	Three Months Ended July 31,		Increase
	2026	2025	(decrease)
Land sale revenues	$173	$7,494	$(7,321)	(98)%
Home sale revenues	4,881	9,570	(4,689)	(49)%
Other revenues	997	787	210	27%
Total	$6,051	$17,851	(11,800)	(66)%

●	The change in land sale revenues for the three months ended July 31, 2026 compared to the prior period was primarily due to a decrease in revenues from the sale of developed residential land, developed commercial land and undeveloped land. The Company’s land sale revenues consist of (dollars in thousands):

	Three Months Ended July 31, 2026			Three Months Ended July 31, 2025
	Acres Sold	Revenues	Revenue Per Acre[1]	Acres Sold	Revenues	Revenue Per Acre[1]
Developed
Residential	—	$—	$—	5.6	$4,227	$755
Commercial	—	—	—	3.3	1,000	303
Total Developed	—	—	—	8.9	5,227	587
Undeveloped	27.9	173	6	486.1	2,267	5
Total	27.9	$173	6	495.0	$7,494	15

1 Revenue per acre may not calculate precisely due to the rounding of revenues to the nearest thousand dollars.

The change in the revenue per acre of undeveloped land for the three months ended July 31, 2026 compared to the prior period was primarily due to the location and mix of land sold. As a result of the Company reducing the number and scope of its active land development projects and delaying certain new land development projects due to market headwinds and uncertainty, a more intentional focus on growing the homebuilding business segment and an increase in entitlement, contractor and infrastructure delays in 2026, the Company expects significantly reduced revenues from the sale of developed residential land during 2027.

●	The change in home sale revenues for the three months ended July 31, 2026 compared to the prior period was primarily due to a decrease in the number of homes sold. The change in average selling prices for the three months ended July 31, 2026 compared to the prior period was primarily due to the location, size and mix of homes sold. The Company’s home sale revenues consist of (dollars in thousands):

	Three Months Ended July 31,
	2026	2025
Homes sold	12	22
Average selling price	$407	$434

As of July 31, 2026, the Company had 83 homes in production, including 23 homes under contract, which homes under contract represented $12,505,000 of expected home sale revenues (less any sales incentives associated with such contracts) when closed, subject to customer cancellations and change orders. As of July 31, 2025, the Company had 62 homes in production, including 24 homes under contract, which homes under contract represented $11,508,000 of expected home sale revenues (less any sales incentives associated with such contracts) when closed, subject to customer cancellations and change orders.

●	Other revenues consist of (in thousands):

	Three Months Ended July 31,
	2026	2025
Landscaping revenues	$711	$541
Miscellaneous other revenues	286	246
Total	$997	$787

In August 2026, the Company ceased providing landscaping services. Miscellaneous other revenues for the three months ended July 31, 2026 primarily consist of management fees for homeowners’ associations, residential rental revenues and billboard advertising revenues. Miscellaneous other revenues for the three months ended July 31, 2025 primarily consist of management fees for homeowners’ associations and residential rental revenues.

Cost of Revenues. The following presents information on cost of revenues (dollars in thousands):

	Three Months Ended July 31,		Increase
	2026	2025	(decrease)
Land sale cost of revenues, net	$(400)	$2,352	$(2,752)	(117)%
Home sale cost of revenues	3,775	7,180	(3,405)	(47)%
Other cost of revenues	431	326	105	32%
Total	$3,806	$9,858	(6,052)	(61)%

●	Land sale cost of revenues, net consists of (in thousands):

	Three Months Ended July 31,
	2026	2025
Land sale cost of revenues	$26	$3,125
Less:
Public improvement district reimbursements	(374)	(305)
Private infrastructure covenant reimbursements	(52)	(101)
Payments for impact fee credits	—	(367)
Land sale cost of revenues, net	$(400)	$2,352

Land sale cost of revenues, net was negative for the three months ended July 31, 2026 due to public improvement district reimbursements and private infrastructure covenant reimbursements exceeding the amount of land sale cost of revenues. Land sale gross margins were not meaningful for the three months ended July 31, 2026 compared to 69% for the three months ended July 31, 2025.

●	The change in home sale cost of revenues for the three months ended July 31, 2026 compared to the prior period was primarily due to the number, location, size and mix of homes sold and increases in the prices of building materials and skilled labor. Home sale gross margins were 23% for the three months ended July 31, 2026 compared to 25% for the three months ended July 31, 2025. The change in gross margin for the three months ended July 31, 2026 compared to the prior period was primarily due to the location, size and mix of homes sold offset in part by increases in the amount of sales incentives to homebuyers and increases in the prices of building materials and skilled labor.
●	Other cost of revenues for each of the three months ended July 31, 2026 and July 31, 2025 consist of the cost of goods sold for landscaping services.

As a result of many factors, including the nature and timing of specific transactions and the type and location of land or homes being sold, revenues, average selling prices and related gross margins from land sales or home sales can vary significantly from period to period and prior results are not necessarily a good indication of what may occur in future periods.

General and Administrative Expenses. The following presents information on general and administrative expenses (dollars in thousands):

	Three Months Ended July 31,		Increase
	2026	2025	(decrease)
Land development	$1,410	$988	$422	43%
Homebuilding	512	447	65	15%
Corporate	486	412	74	18%
Total	$2,408	$1,847	561	30%

●	The change in land development general and administrative expenses for the three months ended July 31, 2026 compared to the prior period was primarily due to the costs to terminate the agreement to share a portion of the collected assessments from private infrastructure reimbursement covenants for two land development projects and an increase in real estate taxes and depreciation.

The Company has instituted private infrastructure reimbursement covenants on various land development projects. Similar to a public improvement district, the covenants are expected to reimburse the Company for certain costs of developing a property by imposing an assessment on the real property owners subject to the covenants. The Company agreed to share a portion of the collected assessments from private infrastructure reimbursement covenants for two land development projects with TV Investments, LLC (“TVI”) in October 2021 and April 2024. TVI is 50% owned by an entity wholly-owned by Timothy S. McNaney, who became a member of the Board in January 2026. In June 2026, (i) the Company and TVI terminated the October 2021 agreement and the April 2024 agreement and (ii) the Company paid TVI $201,000 with respect to the termination of the October 2021 agreement (of which $100,500 represents Mr. McNaney’s interest in the transaction) and $114,000 with respect to the termination of the April 2024 agreement (of which $57,000 represents Mr. McNaney’s interest in the transaction). Mr. McNaney was not involved in the negotiation of the termination agreements. In accordance with its charter, the Nominating and Corporate Governance Committee of the Board reviewed and approved the termination agreements. Mr. McNaney is not a member of the Nominating and Corporate Governance Committee.

●	The change in homebuilding general and administrative expenses for the three months ended July 31, 2026 compared to the prior period was primarily due to an increase in payroll and benefits and marketing expenses.
●	The change in corporate general and administrative expenses for the three months ended July 31, 2026 compared to the prior period was primarily due to an increase in compensation expense, professional services and director fees.

The Company did not record any non-cash impairment charges on real estate inventory or investment assets in the three months ended July 31, 2026 or July 31, 2025. Changes in economic and other market conditions may adversely impact the fair market value of the Company’s real estate inventory or investment assets, which could lead to impairment charges in future periods.

Interest Income, net. Interest income, net was $448,000 and $456,000 for the three months ended July 31, 2026 and July 31, 2025. There were no interest or loan costs capitalized in real estate inventory in the three months ended July 31, 2026 and July 31, 2025.

Income Taxes. The Company had a provision for income taxes of $9,000 and $1,910,000 for the three months ended July 31, 2026 and July 31, 2025 related to the amount of income before income taxes during each period.

LIQUIDITY AND CAPITAL RESOURCES

Except as described herein, there have been no material changes to the Company’s liquidity and capital resources as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2026 Form 10-K.

The Company had cash, cash equivalents and restricted cash as follows (dollars in thousands):

	July 31,	April 30,
	2026	2026	Increase (decrease)
Cash	$9,810	$13,801	$(3,991)	(29)%
U.S. Government Securities	38,874	38,526	348	1%
Restricted Cash	366	362	4	1%
Total	$49,050	$52,689	(3,639)	(7)%

Cash Flow. The following presents information on cash flows (in thousands):

	Three Months Ended July 31,
	2026	2025
Net cash provided by (used in) operating activities	$(3,634)	$9,525
Net cash provided by (used in) investing activities	(4)	(20)
Net cash provided by (used in) financing activities	(1)	(2)
(Decrease) increase in cash and cash equivalents	$(3,639)	$9,503

Notes payable decreased from $18,000 as of April 30, 2026 to $17,000 as of July 31, 2026 due to principal debt repayments. Refer to Note 6 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q and Note 6 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding the Company’s notes payable.

Asset and Liability Levels. The following presents information on certain assets and liabilities (dollars in thousands):

	July 31,	April 30,	Increase
	2026	2026	(decrease)
Real estate inventory	$68,888	$66,556	$2,332	4%
Investment assets, net	18,107	16,174	1,933	12%
Other assets	3,848	3,691	157	4%
Deferred income taxes, net	5,763	5,772	(9)	—%
Accounts payable and accrued expenses	4,424	4,017	407	10%
Income taxes payable, net	104	104	—	—%

●	Real estate inventory consists of (dollars in thousands):

	July 31,	April 30,	Increase
	2026	2026	(decrease)
Land inventory	$57,165	$54,843	$2,322	4%
Homebuilding model and completed inventory	6,283	8,675	(2,392)	(28)%
Homebuilding construction in process	5,440	3,038	2,402	79%
Total	$68,888	$66,556

From April 30, 2026 to July 31, 2026, the change in land inventory was primarily due to land development activity and the acquisition of land offset in part by the sale of land, the change in homebuilding model and completed inventory was primarily due to the sale of homes offset in part by the completion of homes not yet sold and the change in homebuilding construction in process was primarily due to an increase in the number of homes that started construction. Refer to Note 2 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding real estate inventory.

●	Investment assets, net consist of (dollars in thousands):

	July 31,	April 30,	Increase
	2026	2026	(decrease)
Land held for long-term investment	$8,481	$8,482	$(1)	—%
Owned real estate leased or intended to be leased	10,004	8,029	1,975	25%
Less accumulated depreciation	(378)	(337)	(41)	(12)%
Owned real estate leased or intended to be leased, net	9,626	7,692	1,934	25%
Total	$18,107	$16,174

As of July 31, 2026, the Company leased 30 homes to residential tenants. As of April 30, 2026, the Company leased 28 homes to residential tenants. Given the impact on demand as a result of affordability challenges, the Company has opportunistically leased completed homes. Depreciation associated with owned real estate leased or intended to be leased was $41,000 and $39,000 for the three months ended July 31, 2026 and July 31, 2025. Refer to Note 3 to the consolidated financial statements contained in the 2026 Form 10-K for detail regarding investment assets, net.

●	From April 30, 2026 to July 31, 2026:
o	The change in other assets was primarily due to an increase in miscellaneous assets involving accounts receivable.
o	The change in deferred income taxes, net was primarily due to the income tax effect of the amount of income before income taxes for the three months ended July 31, 2026.
o	The change in accounts payable and accrued expenses was primarily due to increases in trade payables and customer deposits offset in part by a decrease in accrued expenses.

Off-Balance Sheet Arrangements. As of July 31, 2026 and July 31, 2025, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements. Refer to Note 1 to the consolidated financial statements contained in the 2026 Form 10-K and Note 1 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital, land development, acquisition of land, homebuilding, commercial projects, general and administrative expenses and capital expenditure needs, (2) the Company’s expected liquidity sources, including the availability of bank financing for projects and the utilization of existing bank financing, (3) estimates of the Company’s exposure to warranty claims and liabilities for litigation and legal claims, estimates of the cost to complete of common land development costs and the estimated relative sales values of individual parcels of land in connection with the allocation of common land development costs, (4) the adequacy of warranty reserves to cover the ultimate resolution of any potential liabilities associated with warranty claims, (5) the conditions resulting in homebuyer affordability challenges, (6) the amount of land sale revenues during 2026 and 2027, (7) the backlog of homes under contract and in production and the dollar amount of expected sale revenues when such homes are closed, (8) the categorization of owned real estate leased or intended to be leased, (9) the timing of recognizing unrecognized compensation expense related to shares of common stock issued under the AMREP Corporation 2016 Equity Compensation Plan, (10) the future issuance of deferred stock units to directors of the Company, (11) the dilution to earnings per share that unvested shares of restricted common stock or shares issuable upon the exercise of stock options may cause in the future and (12) the future business conditions that may be experienced by the Company. The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of July 31, 2026 to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: September 11, 2026	AMREP CORPORATION
(Registrant)

	By:	/s/ Adrienne M. Uleau
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